Form 10-K
period 1998-02-27
STEELCASE INC
filed 1998-05-28
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 27, 1998

                        COMMISSION FILE NUMBER 1-13873

                                STEELCASE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MICHIGAN                              38-0819050
       (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NUMBER)

    901 44TH STREET, GRAND RAPIDS,                      49508
               MICHIGAN                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (616) 247-2710
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                              -----------------------
      Class A Common Stock.............................. New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 15, 1998, the registrant had outstanding 19,250,109 shares of Class A Common Stock and 135,161,550 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $613,590,212 computed by reference to the closing price of the Class A Common Stock on that date as reported by the New York Stock Exchange. Although there is no quoted market for registrant's Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on May 15, 1998, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates on that date was $1,965,249,077.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS:

GENERAL

  Steelcase Inc. (the "Company" or "Steelcase") is the world's largest manufacturer and provider of office furniture, office furniture systems and related products and services. The Company has led the U.S. office furniture industry in sales for 24 consecutive years and believes it has the industry's largest base of installed products. In the fiscal year ended February 27, 1998 ("1998"), the Company's consolidated net sales were $2.76 billion and in the year ended December 31, 1997, unconsolidated joint ventures in which the Company generally holds 50% interests generated approximately $0.5 billion in net sales.

  The Company offers its extensive range of products and services to commercial and non-commercial organizations worldwide through a network of independent dealers in approximately 680 locations. These dealers provide local expertise and ongoing customer support services and remain in close contact with customers during and after the completion of a project to help ensure customer satisfaction and to encourage repeat business. Steelcase has strong brand recognition and a reputation for quality among architects, contract interior designers and corporate facility managers who typically influence purchasing decisions. The Company's dealer network and sales organization utilize Workplace Performance, a consultative process supported by proprietary software-based tools, to help demonstrate early in the planning process the impact of office space and the work environment on productivity and occupancy costs.

  Steelcase's comprehensive portfolio of furniture products and related products and services, together with its extensive knowledge of work environments, enables the Company to satisfy virtually all of its customers' furniture-related needs. These needs include not only furniture and related products but also initial workspace planning, rapid delivery and installation, ongoing support services, furniture asset management, leasing and, if desired, refurbishing or remanufacturing. The Company's primary product categories include: (i) office furniture systems; (ii) seating products; (iii) group and individual storage products, including filing units and cabinets; and (iv) desk and casegood products, such as bookcases and credenzas. The Company sells and markets primarily steel and wood products under the Steelcase and Turnstone brands as well as various other brand name products manufactured through joint ventures such as Steelcase Strafor, licensing arrangements and the Steelcase Design Partnership.

  The Company also offers complementary product lines through the Steelcase Design Partnership focusing on specialty markets, including product lines for lobby and reception areas, cafeteria and informal gathering areas, private offices, learning environments, executive conference areas, group work environments, video conferencing facilities and healthcare environments. The Steelcase Design Partnership also provides surfacing materials for hospitality, healthcare and contract markets, architectural millwork and ergonomic tools for the workplace. In addition to its product offerings, the Company provides services such as (i) furniture asset management through Furniture Management Coalition ("FMC"), (ii) refurbishing and remanufacturing through Revest Inc. ("Revest") and (iii) lease financing through Steelcase Financial Services Inc. ("SFSI").

  The Company operates in one business segment and four geographic markets. Certain information with regard to the Company's operations in geographic markets is contained elsewhere herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INITIAL PUBLIC OFFERING

  In February 1998, certain shareholders of the Company sold 13,972,500 shares of its Class A Common Stock in an initial public offering (the "IPO") in the United States and in a concurrent international offering outside the United States. Following the IPO and related recapitalization of the Company, the Company has two classes of authorized common stock, Class A Common Stock ("Class A Common Stock") and Class B Common Stock ("Class B Common Stock").

PRODUCTS AND SERVICES

  Steelcase provides a broad range of office furniture and related products and comprehensive support services to its customers as part of specific projects and ongoing contractual relationships.

 Products

  The Company offers an extensive range of office furniture and related products at a variety of price points, allowing customers to satisfy virtually all of their office furniture-related work environment needs through the Company and its dealers. The Company's primary product lines include: (i) office furniture systems; (ii) seating; (iii) storage solutions; and (iv) desks and casegoods.

 Office Furniture Systems

  Since the mid-1980's, furniture systems have been the largest product category in the office furniture industry, representing approximately one-third of all office furniture sold in calendar 1997. Office furniture systems consist of movable and reconfigurable components which may be used to create work areas of variable sizes and configurations. Furniture systems generally use movable panels for space division, for acoustic and visual privacy, for structural support and as conduits for power, telephone and data cabling. Furniture systems also include panel-supported and freestanding components such as work surfaces, desks, returns, pedestals, drawers, binder bins, filing, lighting fixtures and keyboard support shelves. Furniture systems offer customers more flexibility and greater space efficiency than traditional dry-wall-based private offices and undivided desk areas.

  Steelcase is the market leader in this category, based on sales, offering a broad range of aesthetic options, performance features, applications and price points. Each Steelcase system also offers technology management options to help ensure that phone, power and data lines are effectively managed and available to the user. The Company's continued enhancement of Series 9000, a panel-based system, and introduction of new furniture systems lines over the years has allowed it to present a significantly wider selection of furniture systems lines and componentry than any one competitor.

 Seating

  Steelcase believes it is the world's largest office seating manufacturer and a proven market leader in seating innovation. In 1973, the Company introduced the first office chair to utilize a double plastic shell, a concept now utilized in most office chairs. In the 1970's and 1980's, the Company was among the first to develop ergonomic office chairs utilizing chair shapes, materials and mechanisms designed to enhance worker productivity. The Company believes its focus and research on materials, ergonomics, technology and work processes and its broad platform of product styles and price points will maintain and enhance the Company's share of the seating market. The Company also believes that Sensor, which has sold more than 4 million units since its introduction in 1986, has sold more units than any other office chair in the history of the office furniture industry, and that Criterion, introduced in 1989, is currently the largest selling office chair in the world on an annual basis.

  The Company believes it offers the widest assortment of chair types and chairs in the office furniture industry, providing chairs and other types of seating for virtually every office need. The Company views most office seating (excluding specialized uses such as stacking chairs or lounge seating) as either high-performance or general use. The Company's primary seating products are: Sensor, a high-performance chair with several models to meet the needs of virtually everyone throughout an organization, and Criterion, a high-performance chair with a wide variety of easy-to-use back, seat and arm adjustments.

  The Company's other seating lines include: (i) general use chairs such as Rally and Protege; (ii) Rapport, an office chair with a unique high-tech aesthetic; (iii) Drive, a high-performance, value-priced chair; (iv) Springboard, a high-performance, value-priced chair; and (v) Player, a side chair. In addition to these chairs, the Company offers a number of other seating products including guest, executive, lounge, stackable and collaborative or team-based offerings in both wood and non-wood materials.

 Storage Solutions

  The Company believes that it has been a leader in office storage products and systems since the 1940's. Current product offerings include a broad variety of vertical and lateral filing cabinets, bookcases and other types of storage components. All product offerings are available in a wide range of color and price options. The most popular lines, Series 800 and Series 900 lateral files, have a very large installed base and are repeatedly cited in independent surveys as the highest quality storage product among certain segments.

  All the Company's office furniture systems offerings are complemented by a full range of integrated storage solutions, including binder bins, storage cabinets, personal storage towers, mobile and fixed pedestals and numerous choices of lateral and vertical files coordinated in design, as well as offering the same full range of color options. These products are available fully assembled or as component parts for maximum customization. Recent introductions include moderately-priced storage solutions through its FirstFile series and the Activity Products line, introduced in 1995 to address the increasing need to transport work items within and between individual and team settings. Certain new products scheduled for introduction in calendar 1998 are designed to coordinate with Turnstone and Pathways products.

 Desks and Casegoods

  The Company offers a wide variety of traditional, transitional and contemporary desk and casegood products. These products offer a range of solutions for private offices, team rooms and open plan environments. Desks and casegoods are offered across many brands and in a variety of materials. Steelcase offers these products in its wood collections CaneCreek, Broadmoor and Stow Davis, providing a broad scope of style and performance options. In addition, the Turnstone brand casegoods and desks are targeted to more cost-conscious customers and are offered in laminate, wood, metal and home office versions.

 Steelcase Design Partnership

  The Steelcase Design Partnership entities design, manufacture and market a variety of award-winning office products for specialty markets that complement other Steelcase products, providing the customer with a more comprehensive portfolio of product choices. The Steelcase Design Partnership includes:

    Brayton International. Brayton International Inc. offers a broad collection of lounge, executive, guest and healthcare seating, along with occasional tables. Brayton products span traditional, transitional and contemporary styling, featuring a wide range of finish options.

    Metro. Metropolitan Furniture Corporation offers a variety of products known for their contemporary style and designed to support and integrate technology in groupwork environments, video conferencing facilities and private offices.

    Vecta. Vecta, a division of the Company, provides seating and table products designed for a variety of learning environments and conference, team and cafeteria areas. It offers a number of folding tables that support the flexibility requirements of training rooms.

    DesignTex. DesignTex Fabrics, Inc. provides and designs textiles for seating upholstery, wallcovering and office panel systems. It serves contract, hospitality and healthcare markets.

    Details. Office Details Inc. offers innovative work tools, including keyboard support and desktop or wall-mounted organizational products and personal lighting designed to help improve the productivity and efficiency of people in the workplace.

    Wigand. Wigand Corporation engineers and produces architectural woodwork for corporate headquarters, luxury hotels and professional workspaces.

 Pathways

  Pathways is a unique portfolio of integrated architectural elements including wall, floor and lighting systems, furniture and power and communications elements designed to coordinate with existing Steelcase products as well as competitors' products. The Company believes that Pathways will be attractive to its existing customer base as well as to real estate developers designing or retrofitting buildings. The Company has successfully tested prototype Pathways in a customer location and began shipping Pathways products in the first quarter of calendar 1998.

  Pathways is designed to provide total interior space solutions, from wall to wall and floor to ceiling, particularly in buildings that can no longer accommodate the wiring and cabling needs of today's technology-driven workplaces. Pathways interior architectural elements accept all wiring and cabling network components and are designed to integrate with building infrastructures for improved distribution of power and communications cabling.

 Services

  The Company utilizes its extensive knowledge of work processes and the local expertise of its dealers to provide a range of services to customers, including workplace planning, remanufacturing and refurbishing, furniture management and lease financing. The Company believes services provided to its customers during and after the furniture procurement process are becoming increasingly important to customers and are key points of differentiation in the marketplace. Many of the Company's dealers offer design and support services, including project management and ongoing repair and maintenance, to enhance long-term customer satisfaction and loyalty. The Company also offers services on a nationwide basis to assist customers in addressing a range of procurement-related issues. Revest remanufactures and refurbishes high quality used office furniture, including systems products. The Company estimates that shipments of remanufactured office furniture would have added approximately 8-10% to U.S. office furniture industry shipments in calendar 1997, which totaled $11.5 billion as reported by the Business and Institutional Furniture Manufacturers' Association ("BIFMA"). The FMC division provides coordinated furniture management services, such as warehousing, inventory control and internal relocations, to customers with nationwide facilities. Each customer is provided with a national representative who coordinates and directs the various management services that are generally provided on a local basis by Steelcase dealers. In addition to providing financing to dealerships, SFSI provides customers with lease financing for products in connection with the acquisition of office furniture. SFSI's net investment in leased assets approximated $165.8 million as of February 27, 1998.

PRODUCT DESIGN AND DEVELOPMENT

  Steelcase has a long history of award-winning product designs. Since 1994, the Company has won 24 design awards for new products and enhancements across its products lines, including the Industrial Designers Society of America ("IDSA") Gold Industrial Design Excellence Award for its Personal Harbor workspace in 1995, the Facilities Design and Management Magazine Gold Award for Table Cable wire management systems in 1996, and the IDSA Silver Industrial Design Excellence Award for its Stella adjustable keyboard shelf in 1997.

  In response to rapidly changing work environments, the Company has increased research and development efforts in recent years and intends to introduce more than 75 new products and product enhancements in calendar 1998. The Company leverages the expertise of its research and design staff and its subsidiary, IDEO Product Development, Inc., ("IDEO"), to enhance existing products and design new products to address evolving customer needs and industry trends. In recent years, the Company's design efforts have focused on the Pathways interior architectural elements as well as more traditional furniture and related products. The Company's research efforts include on-site user observation, behavioral science studies and anthropologic research, human factors research and technology trends studies. In addition to its own research, the Company commissions research by academics and industry consultants. The Corporate Development Center houses 10 laboratories which the Company's personnel use to conduct over 14,000 product tests annually in such areas as sound, lighting, ergonomics, flammability and product durability.

SALES AND MARKETING

  The Company distributes its products through a worldwide network of independent dealers in approximately 680 locations, including approximately 450 in the United States and Canada and approximately 230 throughout the rest of the world. Each dealership has its own sales force which is supported by the Company's sales representatives, who work closely with dealers throughout the sales process. The dealers, together with the Company's sales representatives, maintain close relationships with architects, contract interior designers and corporate facility managers, who typically influence purchasing decisions.

  Many customers conduct an extensive evaluation of available product options prior to making an initial furniture purchase for a facility and the Company's sales force and its dealers are increasingly becoming involved in the initial stages of the planning process. Workplace Performance software-based tools are employed to help the customer focus on specific business goals and to provide possible configurations and product packages that will help customers achieve those goals. Workplace Performance tools are also utilized to help the customer and its architects and designers visualize and map potential work environments. The sales process often involves a customer visit to the Company's headquarters in Grand Rapids, Michigan during which the Company's sales staff and executive management, together with the dealers, demonstrate the Company's latest product offerings in an active office environment.

  The Company's dealer network was started over 75 years ago, in 1922, as a strategic way of growing the Company's product and service sales throughout the United States with local, entrepreneurial representation. The Company conducts dealer programs and training that expand the service and operations capabilities of the dealers as well as promote Company products. The Company also conducts specific training seminars for significant product introductions such as Pathways. SFSI provides lines of credit, term notes and project financing to the Company's dealers. SFSI's notes receivable from the Company's dealers, the majority of which are secured, approximated $144.7 million as of February 27, 1998.

  The Company has experienced minimal turnover in its dealership network and is not dependent on any one of its dealers.

MANUFACTURING

  The Company manufactures its products at 31 facilities in the United States, Canada and Mexico and, through international subsidiaries, joint ventures and licensing arrangements, at 20 facilities throughout the rest of the world. In 1987, the Company adopted world class manufacturing principles which utilize a variety of production techniques, including cell or team manufacturing, focused factories and rapid continuous improvement. In 1994, 14 manufacturing facilities and seven administrative and shipping facilities in the United States and Canada were awarded registration to ISO 9001, an internationally developed set of facility quality criteria. The Company continually examines new opportunities to consolidate its manufacturing and distribution operations to improve efficiency. Substantially all plants "build to order" rather than to "forecast", which directly reduces finished goods inventory levels and emphasizes continuous improvement in set-up and delivery time to customers. As a result of these and other order processing and customer service improvements, the Company's average lead time, i.e., the time from order to delivery, has been reduced to four to six weeks in the United States and Canada. The Company has an extensive distribution system in the United States and Canada and utilizes commercial transport and delivery services in both the United States and abroad.

INTERNATIONAL OPERATIONS

 Steelcase Canada Ltd.

  Steelcase Canada Ltd. ("Steelcase Canada") operates in Canada, sourcing its products through its manufacturing facility in Markham, Ontario and through imports from Steelcase and the Steelcase Design Partnership entities. Steelcase Canada has approximately 630 employees and dealers in approximately 40 locations. Steelcase Canada had more than an 18% market share of the Canadian office furniture industry in calendar 1997 and generated $112.1 million in net sales for the year ended February 27, 1998.

 Steelcase International

  The Company conducts its non-European international operations primarily through its Steelcase International operating group. The Company's products are generally available throughout the world and are currently sold to international customers in various countries, including Australia, Brazil, China, Japan, Mexico, Saudi Arabia and Thailand. In 1998, net sales derived from sales to international customers outside of Europe and Canada were $138.5 million, or 5.0%, of the Company's consolidated net sales. The Company's share of the office furniture market in such markets is not material. Steelcase International has approximately 450 employees.

  The Company competes in non-European markets by exporting its products abroad. The Company supplements this business with two manufacturing ventures in Brazil and Saudi Arabia and with licensees in Japan, Thailand, India and Colombia. Sales of the Company's products to non-European international markets are made almost exclusively through the Company's dealer network. As of February 27, 1998, the Company's international dealer network outside of Europe and Canada was comprised of approximately 60 locations in the Pacific Rim, the Middle East, Latin America and Australia.

 Steelcase Strafor S.A.

  The Company's European business is conducted almost entirely through Steelcase Strafor S.A. ("Steelcase Strafor"). Steelcase Strafor is a leading office furniture company in Europe with net sales of approximately $487.0 million in the year ended December 31, 1997. Steelcase Strafor has the leading market share in France, with approximately 18.0% market share in calendar year 1997, but its share is below 10% of the office furniture market in all other countries in which it operates.

  Steelcase Strafor serves the European market with 14 manufacturing facilities located in six countries, approximately 3,760 employees and a network of independent dealers in more than 170 locations. Steelcase Strafor develops and manufactures its own office furniture products, under such brand names as Steelcase Strafor, Strafor, Gordon Russell, Pohlschroder, Waiko and Airborne, and complements its product offerings with Steelcase brand and Steelcase Design Partnership products. Steelcase Strafor's products, although in large part purchased by European customers, are generally available throughout the world. Steelcase Strafor generally does not enter into formal agreements with its independent dealers.

RAW MATERIALS AND SUPPLIERS

  The Company has focused on achieving purchasing economies by forming close relationships with its major suppliers. The Company utilizes steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. In an effort to promote close relationships with its supply base, the Company has pursued several initiatives over the past three years, including (i) supply base integration through closer collaboration, (ii) supplier certification in accordance with Company-issued standards and (iii) the maintenance of open lines of communication with the total supply base. In addition, the Company strives to include key suppliers in the product development cycle so as to utilize their expertise and share research and development costs. The Company believes adequate sources are available for all of its raw materials.

INTELLECTUAL PROPERTY

  The Company has approximately 160 active U.S. utility patents and approximately 80 active U.S. design patents relating to its current and anticipated products. The Company also owns approximately 220 patents in a number of foreign countries. The Company has been active in obtaining patents since its inception and has filed an increasing number of patent applications in recent years. The average remaining life for the patents in its U.S. portfolio is approximately 10 years. Although the Company considers securing and protecting its intellectual property rights to be important to its business, the loss of any individual patent, or group of patents related to a particular product, would not result in a material adverse effect on the Company's financial condition or results of operations.

  The Company and its subsidiaries have registered various trademarks and service marks in the United States and certain foreign countries. The U.S. marks include Steelcase, Activity, Avenir, Ballet, Brayton International Collection, Broadmoor, CaneCreek, Context, Criterion, DesignTex, Details, Elective Elements, Ellipse, FirstFile, Metro, Migrations, Montage, Pathways, Personal Harbor, Player, Protege, Rally, Rapport, Sensor, Series 9000, Springboard, Stow Davis, Teamwork, Turnstone and Vecta. Steelcase Strafor has various U.S. trademarks, including Strafor, Airborne and Gordon Russell.

  The Company has established a global network of intellectual property licenses with its affiliates. It also occasionally licenses its intellectual property to selected third parties and occasionally enters into license agreements under which it pays a royalty to third parties for the use of patented products or process technology.

COMPETITION

  The office furniture market is highly competitive, with a number of competitors offering similar products. In the contract segment of the market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers. The Company's most significant competitors in its primary markets are Herman Miller, Inc. ("Herman Miller"), Haworth, Inc. ("Haworth"), Knoll, Inc. ("Knoll"), Kimball International, Inc. ("Kimball") and, in certain market segments, Hon Industries Inc. ("Hon"). Together, these companies represent a substantial portion of the market share of the overall office furniture market. The Company also competes with many other companies in specific product categories.

  In Europe, which is a highly competitive, fragmented market, Steelcase Strafor generally competes with other European-based enterprises with a significant European presence, including the Samas-Groep N.V. The Company also manufactures and sells office furniture in other parts of the world through wholly owned operations, joint ventures, licensing arrangements and independent dealerships. The Company does not have a significant share of the market in any of the countries in which it offers its products outside the United States, Canada and Europe. The office furniture market in most of these countries is highly competitive, price sensitive, fragmented and served primarily by local companies. The Company's major competitors in the non-European international markets generally are other North American office furniture companies such as Herman Miller, Haworth and Teknion Inc., although the Company does encounter local competition in most markets.

ENVIRONMENTAL MATTERS

  The Company is subject to a variety of federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes ("Environmental Laws"). The Company believes that its operations are in substantial compliance with all Environmental Laws. The Company's costs and expenses relating to Environmental Laws are included in the Company's general operating budget or in the operating budgets of certain subsidiaries or divisions and are typically incurred as part of projects that involve adding production capacity and output or implementing new production processes. Although liabilities, claims and pollution control requirements relating to Environmental Laws have not materially affected the Company to date, there can be no assurance that they will not have a material adverse effect on the Company's business, financial condition or results of operations in the future.

  Under the Clean Air Act Amendments of 1990, the United States Environmental Protection Agency ("EPA") is required to promulgate various emission standards, including the National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), for certain sources of hazardous air pollutants, including the wood and metal furniture manufacturing industries. NESHAPs for the wood furniture manufacturing industry required reduction by November 1997 of emissions of certain volatile organic compounds found in the coatings, stains and adhesives used by the Company. Compliance with the wood furniture NESHAP has not materially affected the Company. The EPA is expected to promulgate NESHAPs for the metal furniture industry by November 2000. The Company intends to continue to participate actively in negotiations relating to these regulations because of their potential significance to the Company's operations. The Company cannot estimate the effects of compliance with the metal furniture NESHAPs or other future Clean Air Act Requirements.

  Under certain Environmental Laws, the Company could be held liable, without regard to fault, for the costs of remediation associated with its existing or historical operations. The Company could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to such contamination. The Company is a party to, or otherwise involved in, legal proceedings relating to several contaminated properties being investigated and remediated under state or Federal law. Based on its present information regarding the nature and volume of its wastes allegedly disposed or released at these properties, the number of other financially viable potentially responsible parties, and the total estimated cleanup costs, the Company does not believe that the costs associated with these properties will be material, either individually or in the aggregate.

  To resolve allegations made by the Michigan Department of Environmental Quality ("MDEQ") (formerly known as the Michigan Department of Natural Resources) concerning the hazardous waste management program at the Company's Grand Rapids, Michigan facilities, the Company entered into a Consent Order with the MDEQ in 1995 pursuant to which the Company agreed, among other things, to pay a $150,000 stipulated penalty. In lieu of this penalty, the MDEQ approved the Company's proposal to conduct a Supplemental Environmental Project ("SEP"), which involved implementing an improved cleaning process for ancillary production equipment. The Company evaluated the SEP, and determined that it no longer met the Company's objectives. Accordingly, the Company elected to use an outside source to clean the ancillary production equipment and negotiated with the MDEQ regarding the payment of the stipulated penalty and termination of the Consent Order. As a result of those negotiations, the Consent Order was terminated without payment of the stipulated penalty.

  The Company has received a Letter of Violation from the MDEQ regarding operational, notice and record-keeping requirements for one piece of pollution control equipment and associated coating lines at the Company's Grand Rapids, Michigan Systems I plant. Because it is currently in negotiations with the MDEQ, the Company cannot estimate the costs of resolving this matter, which is potentially subject to substantial state and federal penalties. The Company believes, however, based upon the nature of the alleged violations negotiations to date, its compliance history and its continuing good faith efforts to comply with all applicable environmental requirements, that it will be able to resolve this matter without incurring a significant fine or being required to expend significant amounts on replacing or upgrading equipment.

  The above forward-looking statements concerning the materiality of the cost associated with contaminated properties and the Company's ability to resolve the above described MDEQ Letter of Violation involve certain risks that could cause actual results to vary from the stated expectations. Factors affecting such risks include future governmental regulations and/or cleanup standards or requirements, undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties or other factors increasing the cost of remediation or the loss of other financially viable potentially responsible parties to contribute towards cleanup costs.

EMPLOYEES

  As of February 27, 1998, the Company had approximately 16,400 employees, including approximately 11,200 hourly and approximately 5,200 salaried employees. Employees covered by collective bargaining agreements constitute less than 10% of the Company's employees. Management believes that the Company's relations with its employees are good. In addition, the Company's joint ventures have approximately 4,000 employees.

ITEM 2. PROPERTIES:

  The Company maintains its corporate headquarters in Grand Rapids, Michigan, and conducts operations at locations throughout the United States and, through its wholly owned subsidiaries and joint ventures, has manufacturing facilities in Canada, Mexico, Saudi Arabia, Brazil, France, Germany, Portugal, Spain, the United Kingdom and Morocco. These office, manufacturing and distribution facilities total approximately 23 million square feet, of which approximately 7 million square feet are leased.

  The Company's principal office, manufacturing and distribution facilities (300,000 square feet or larger) as of May 1, 1998 are as follows:

                            APPROXIMATE   OWNED
                              SQUARE        OR
     LOCATION                 FOOTAGE     LEASED    DESCRIPTION OF USE
     --------               -----------   ------    ------------------
   Grand Rapids, Michigan..    383,000     Owned    Corporate Headquarters
   Grand Rapids, Michigan..    896,000     Owned    Chair Manufacturing
   Grand Rapids, Michigan..    445,000     Owned    Chair Manufacturing
   Grand Rapids, Michigan..    824,000     Owned    Desk Manufacturing
   Grand Rapids, Michigan..    786,000     Owned    Distribution Center
   Grand Rapids, Michigan..    867,000     Owned    File Manufacturing
   Grand Rapids, Michigan..    950,000     Owned    Systems Manufacturing
   Grand Rapids, Michigan..    748,000(1)  Owned    Systems Manufacturing
   Gaines Township, Michi-
    gan....................    599,000     Owned    Corporate Development Center
   Kentwood, Michigan......    666,000     Owned    Computer Furniture Manufacturing
   Kentwood, Michigan......    789,000     Owned    Context Manufacturing
   Kentwood, Michigan......    886,000     Owned    Panel Manufacturing
   Kentwood, Michigan......  1,118,000     Owned    Distribution Center
   Kentwood, Michigan......    433,000    Leased    Wood Furniture Manufacturing
   Lowell, Michigan........    480,000     Owned    Attwood Manufacturing
   Athens, Alabama.........    777,000    Leased    Manufacturing
   Tustin, California......  1,044,000     Owned    Manufacturing
   Fletcher, North Caroli-
    na.....................    895,000     Owned    Wood Furniture Manufacturing
   Grand Prairie, Texas....    320,000     Owned    Vecta Manufacturing
   Markham,Ontario.........    725,000     Owned    Steelcase Canada Manufacturing
   Strasbourg, France......    386,000     Owned(2) Manufacturing
   Dortmund, Germany.......    300,000     Owned(2) Manufacturing
   Durlangen, Germany......    415,000     Owned(2) Manufacturing
   Madrid, Spain...........    358,000     Owned(2) Manufacturing

--------
(1) Approximately 175,000 square feet is currently utilized for distribution, 150,000 square feet for showroom, 58,000 square feet for manufacturing and the balance for commercial leasing.
(2) Through Steelcase Strafor.

ITEM 3. LEGAL PROCEEDINGS:

  The Company is involved in litigation from time to time in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management based on known information, is likely to have a material adverse effect on the Company. For a description of matters relating to the Company's compliance with applicable environmental laws, rules and regulations, see "Environmental Matters" in Item 1 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  On December 2, 1997, a Special Meeting of Shareholders was held for the purpose of adopting a proposal (the "Proposal") consisting of (1) the proposed second restatement of the Restated Articles of Incorporation of the Company (the "Proposed Articles") and (2) the proposed Employee Stock Purchase Plan, Nonqualified Stock Purchase Plan and Incentive Compensation Plan (the "Proposed Benefit Plans").

  Prior to the Special Meeting, on September 17, 1997, the Board of Directors of the Company (the "Board") authorized management to begin the process necessary for registration of the Company's common stock under the Securities Act of 1933, as amended (the "Securities Act"), in order to permit the Company's shareholders to make a public offering of some of their shares. In general, the Proposal and related Board actions were designed to (i) effect a recapitalization of the Company's capital stock to (A) increase the authorized shares of capital stock, (B) create two classes of common stock, with the existing shareholders holding high voting Class B Common Stock, (C) effect a stock split which was designed to cause the shares to trade within the customary range upon completion of the IPO, (D) convert the then outstanding Class A Preferred Stock and Class B Preferred Stock into Class B Common Stock and (E) provide for "blank check" preferred stock, issuable in series, (ii) make certain other changes to the Restated Articles of Incorporation and By-laws which are typical of public companies and (iii) provide for the adoption of equity-based incentive and investment plans for the employees of the Company to allow the Company to use its common stock as a tool in its incentive compensation packages and, thus, encourage equity ownership among employees generally. The changes to the Restated Articles of Incorporation and By-laws were intended to provide greater flexibility to the Board to effect and respond to significant transactions or proposals and to manage the day-to-day operation of the business, while maintaining the control position of the pre-IPO shareholders.

  The table below sets forth the votes cast for and against the Proposal.

                                                               FOR      AGAINST
                                                            ---------- ---------
      Common Stock......................................... 187,624    13,526
      Class A Preferred Stock..............................   6,747.25    925.25
      Class B Preferred Stock.............................. 189,085     7,405

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT:

  Set forth below is certain information regarding the executive officers of the Company.

      NAME               AGE                      POSITION
      ----               ---                      --------
      James P. Hackett   43  President and Chief Executive Officer
      Robert A. Ballard  62  Executive Vice President, Business Operations
      Alwyn Rougier-     59  Senior Vice President--Finance, Chief Financial
       Chapman               Officer and Treasurer
      William P. Craw-   55  President and Chief Executive Officer,
       ford                  Steelcase Design Partnership
      James R. Stelter   43  Senior Vice President, Sales, Marketing and
                             Dealer Alliances
      James G. Mitchell  49  President, Steelcase Canada Ltd.
      Jon D. Botsford    43  General Counsel and Secretary
      Robert W. Black    38  Vice President, Marketing
      Ann C. Jarvis      52  Vice President, Advanced Concepts and Design
      James P. Keane     38  Vice President, Corporate Strategy and Development
      Richard P. Yeates  38  Vice President and General Sales Manager
      John L. Stasiw     44  Vice President and General Manager, Steelcase
                             International
      Nancy W. Hickey    46  Vice President, Dealer and Customer Alliances

  James P. Hackett has been President and Chief Executive Officer of the Company since 1994. From 1993 through 1994, Mr. Hackett held the positions of President, Turnstone Inc., Executive Vice President, Steelcase Ventures and Executive Vice President and Chief Operating Officer. Mr. Hackett also serves on the Board of Directors of Old Kent Financial Corporation, a bank holding company that serves as trustee for the Company's retirement and 401(k) funds.

  Robert A. Ballard has been Executive Vice President, Business Operations of the Company since 1996. From 1994 until 1996, Mr. Ballard held the position of Senior Vice President, Manufacturing Operations, and, from 1991 until 1994, Mr. Ballard held the position of Senior Vice President, Steelcase Systems Business Unit.

  Alwyn Rougier-Chapman has been Senior Vice President--Finance of the Company since 1983 and Chief Financial Officer and Treasurer of the Company since 1994.

  William P. Crawford has been President and Chief Executive Officer, Steelcase Design Partnership since 1991. Mr. Crawford also serves on the Board of Directors of Old Kent Financial Corporation.

  James R. Stelter has been Senior Vice President, Sales, Marketing and Dealer Alliances of the Company since March 1998 and Senior Vice President, Turnstone since 1996. From 1993 until 1998, Mr. Stelter held the position of Senior Vice President, Wood Furniture.

  James G. Mitchell has been President, Steelcase Canada Ltd. since March 1998. Previously, Mr. Mitchell had been Senior Vice President, Sales, Marketing and Dealer Alliances of the Company since 1995. Mr. Mitchell joined the Company in 1993 as President of Steelcase Canada.

  Jon D. Botsford has been General Counsel and Secretary of the Company since December 1997. From 1985 until December 1997, Mr. Botsford held the position of Assistant General Counsel and Assistant Secretary from 1992 until December 1997.

  Robert W. Black has been Vice President, Marketing of the Company since 1996. Since joining the Company in 1994, Mr. Black has also served as Vice President, Corporate Strategy and Development and Vice President, Corporate and Service Marketing. From 1988 until 1994, Mr. Black was a Senior Engagement Manager at the consulting firm of McKinsey & Company, Inc.

  Ann C. Jarvis has been Vice President, Advanced Concepts and Design of the Company since 1996. Previously, Ms. Jarvis held the positions of Senior Marketing Manager from 1986 until 1994 and Vice President, Product Marketing and Design from 1994 until 1996.

  James P. Keane has been Vice President, Corporate Strategy and Development of the Company since January 1997. From 1992 until January 1997, Mr. Keane was Vice President and Chief Financial Officer of Cloud Corporation, a packaging company.

  Richard B. Yeates has been Vice President and General Sales Manager of the Company since January 1997. From 1994 until 1997, Mr. Yeates held the position of Vice President and General Manager of Steelcase International. Mr. Yeates served as Director of Steelcase Export and World Wide Services from 1992 until 1994.

  John L. Stasiw has been Vice President and General Manager, Steelcase International since March 1997. From 1995 to March 1997, Mr. Stasiw served as Vice President, Strategic Supply Chain Management of the Company and from 1994 to 1995 as President of the Company's lighting group. From 1987 until 1994, Mr. Stasiw held various positions at Phillips Lighting Co., including Vice President and General Manager and Director of Business Groups.

  Nancy W. Hickey has been Vice President, Dealer and Customer Alliances for the Company since 1994. Ms. Hickey served as Regional Manager and Area Sales Manager from 1990 through 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

  The Class A Common Stock of the Company is listed on the New York Stock Exchange under the symbol "SCS". The Class B Common Stock of the Company is neither registered under the Securities Exchange Act of 1934 nor publicly traded.

  On February 17, 1998, the Company's registration statement on Form S-1, as amended (File No. 333-41647) (the "Registration Statement"), filed in connection with the IPO, was declared effective by the Securities and Exchange Commission (the "Commission"). The IPO commenced on February 17, 1998 and was completed on February 23, 1998. In the IPO, only certain shareholders offered shares of stock for sale. Accordingly, the Company did not receive any of the proceeds from the IPO. From the effective date of the Registration Statement through February 27, 1998, the Company incurred approximately $4,300,000 of expenses in connection with the IPO.

  As of May 15, 1998, the Company had outstanding 19,250,109 shares of Class A Common Stock with approximately 15,700 shareholders of record thereof and 135,161,550 shares of Class B Common Stock with approximately 300 shareholders of record thereof, in each case not including persons or entities holding stock in nominee or street name through brokers or banks.

  The following table shows the price range of the Class A Common Stock, as reported by the New York Stock Exchange, for the fourth quarter ended February 27, 1998 (the only period during which the Company's Class A Common Stock was publicly traded), following the IPO. The price at which shares were offered and sold in the IPO was $28.00 per share.

                                                                       CLASS A
                                                                        COMMON
                                                                        STOCK
                                                                        PRICE
                                                                        RANGE
                                                                      ----------
                                                                       HIGH  LOW
                                                                      ------ ---
      FISCAL 1998
      4th Quarter.................................................... $36.25 $33

  The Company intends to continue to pay regular quarterly dividends. However, the declaration and payment of dividends by the Company are subject to the discretion of the Board and to compliance with applicable law. The determination of the timing and amount of future dividends, if any, will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time. See Item 6 of this report, "Selected Financial Data" and Note 1 thereto. The aggregate dividends paid in the years ended February 27, 1998 and February 28, 1997 are set forth below (in millions):

             YEAR
             ENDING                              TOTAL
             ------                              -----
             1998............................... 210.9
             1997...............................  41.8

ITEM 6. SELECTED FINANCIAL DATA

                             FINANCIAL HIGHLIGHTS

                                                     YEAR ENDED
                          ----------------------------------------------------------------
                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23, FEBRUARY 28, FEBRUARY 28,
                              1998         1997         1996         1995         1994
                          ------------ ------------ ------------ ------------ ------------
                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...............    $2,760.0     $2,408.4     $2,155.9     $2,048.7     $1,813.7
Total assets............    $2,007.2     $1,922.1     $1,884.5     $1,761.8     $1,703.8
--------
Income (loss) before
 cumulative effect of
 accounting changes.....    $  217.0     $   27.7     $  123.5     $   64.2     $   (2.0)
Cumulative effect of
 accounting changes(4)..         --           --           --           --         (68.1)
                            --------     --------     --------     --------     --------
Net income (loss)(2, 3).    $  217.0     $   27.7     $  123.5     $   64.2     $  (70.1)
                            ========     ========     ========     ========     ========
BASIC AND DILUTED
 EARNINGS PER SHARE:
Income (loss) before
 cumulative effect of
 accounting changes.....    $   1.40     $   0.18     $   0.80     $   0.42     $  (0.01)
Cumulative effect of
 accounting changes.....         --           --           --           --         (0.44)
                            --------     --------     --------     --------     --------
Net income (loss).......    $   1.40     $   0.18     $   0.80     $   0.42     $  (0.45)
                            ========     ========     ========     ========     ========
Weighted average shares
 outstanding............       154.8        154.7        154.6        154.6        154.7
                            --------     --------     --------     --------     --------
Dividends per share of
 common stock(1)........    $   1.36     $   0.27     $   0.26     $   0.21     $   0.19
                            ========     ========     ========     ========     ========

--------
(1) During 1998, the Company paid a special dividend in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock. See
    Note 2 to the Consolidated Financial Statements.
(2) During 1997, the Company concluded a 17-year patent litigation which, net of reserves, reduced net income by $123.5 million. See Note 11 to the Consolidated Financial Statements.
(3) During 1994, the Company and Steelcase Strafor recorded restructuring and unusual charges related to plant closings and consolidations, severance payments, fixed asset write-downs, intangible asset write-offs, reorganization related costs and certain environmental matters. These charges decreased net income by approximately $54.6 million.
(4) Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its domestic unfunded postretirement health care and life insurance programs, and SFAS No. 109, Accounting for Income Taxes. The cumulative effects of adopting SFAS No. 106 and SFAS No. 109 were to decrease and increase net income during 1994 by $70.0 million and $1.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company.

OVERVIEW

  For operating purposes, the Company's business includes four geographic markets: the U.S. market, the Canadian market, the European market and all other international markets. The Company's net sales primarily represent sales to its independent dealers, which it builds to order with relatively short lead times. U.S. net sales include office furniture sold within the country through Steelcase U.S., as well as revenues generated from the Company's service-oriented and non-furniture related businesses. Non-domestic net sales include office furniture sold through Steelcase Canada and Steelcase International.

  The European market is served through Steelcase Strafor, the Company's 50% owned joint venture. The Company reflects Steelcase Strafor in its consolidated financial statements pursuant to the equity method of accounting and, therefore, does not consolidate the joint venture's results of operations with that of its own. See Note 6 to Consolidated Financial Statements of the Company. Steelcase Strafor has not had a material impact on net income during the periods discussed herein due primarily to a weak European economy.

  According to The Business and Institutional Furniture Manufacturers' Association ("BIFMA"), U.S. office furniture industry shipments increased $1.5 billion, or 14.5%, to $11.5 billion for calendar 1997, from $10.0 billion for calendar 1996. Over the three-year period ended December 31, 1997, BIFMA reported that U.S. office furniture industry shipments grew at a compound annual growth rate ("CAGR") of approximately 9.1%. Management believes this growth has been a function of increased white-collar employment, increased commercial construction and increased capital spending and recent changes in the workplace, including the growing use and integration of technology, changes in organizational structures and work processes, greater awareness of health and safety issues and continued focus on cost efficiency.

  The Company has outperformed the U.S. industry average with U.S. office furniture net sales growth of 15.8% in 1998 (18.2% after adjusting 1997 for the 53rd week). Over the three-year period ended February 27, 1998, consolidated net sales grew at a CAGR of 10.4%. The double-digit growth occurred both in U.S. net sales, with a CAGR of 10.0%, and in non-domestic net sales, with a CAGR of 14.9%.

  Gross margins have improved to 36.4% for 1998 from 31.9% for 1996. This improvement reflects increased overhead absorption through increased sales and the impact of a cost reduction program, initiated in 1996, designed primarily to improve raw materials sourcing, contain costs and rationalize facilities. The gross margin improvement has been slightly offset by selling, general and administrative expenses which increased to 24.9% of net sales for 1998 from 24.3% of net sales for 1996 reflecting strategic investments in new product developments, such as Pathways, and in information systems, such as SAP, a comprehensive information management system ("SAP"). As a result of the improvements in gross margin net of the increases in selling, general and administrative expenses, operating margins have improved significantly to 11.5% for 1998 from 7.6% for 1996.

RESULTS OF OPERATIONS

  The following table sets forth consolidated statement of income data as a percentage of net sales for 1998, 1997 and 1996.

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Net sales...............................     100.0%       100.0%       100.0%
Cost of sales...........................      63.6         64.4         68.1
                                             -----        -----        -----
Gross profit............................      36.4         35.6         31.9
Selling, general and administrative
 expenses...............................      24.9         26.2         24.3
Patent litigation expense...............       --           3.5          --
                                             -----        -----        -----
Operating income........................      11.5          5.9          7.6
Patent litigation interest expense......       --          (4.6)         --
Other income, net.......................       0.8          0.9          1.1
                                             -----        -----        -----
Income before provision for income taxes
 and equity in net income of joint
 ventures and dealer transitions........      12.3          2.2          8.7
Provision for income taxes..............       4.7          1.0          3.2
                                             -----        -----        -----
Income before equity in net income of
 joint ventures and dealer transitions..       7.6          1.2          5.5
Equity in net income of joint ventures
 and dealer transitions.................       0.3          --           0.2
                                             -----        -----        -----
Net income..............................       7.9%         1.2%         5.7%
                                             =====        =====        =====

YEAR ENDED FEBRUARY 27, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997

  NET SALES. Net sales increased $351.6 million, or 14.6% (16.7% after adjusting 1997 for the 53rd week), to $2,760.0 million for 1998, from $2,408.4 million for 1997. The Company's U.S. net sales increased $325.5 million, or 14.9% (17.2% after adjusting 1997 for the 53rd week), to $2,509.4 million from $2,183.9 million and non-domestic net sales increased $26.1 million, or 11.6%, to $250.6 million from $224.5 million, respectively, from 1997 to 1998. The growth in the U.S. business has been driven primarily by increases in unit sales across most product lines reflecting strong industry fundamentals. The non-domestic net sales growth resulted from industry growth in Canada and strong export sales to both Latin America and the Middle East.

  GROSS PROFIT. The Company's gross profit increased $146.6 million, or 17.1%, to $1,003.4 million for 1998, from $856.8 million for 1997. As a percentage of net sales, gross profit increased to 36.4% for 1998 from 35.6% for 1997. The improvement resulted primarily from the increased unit sales volume in the period without a comparable increase in overhead, as well as continued success of the 1996 cost reduction program. In addition, this improvement in gross profit absorbed incremental costs related to furniture distribution process changes, the restructuring and disposition of a non-furniture related manufacturing facility, a portion of the Employee Stock Grant, as defined in
Note 10 to the Consolidated Financial Statements, and certain manufacturing equipment write-offs, which aggregated $18.3 million for 1998. Similar incremental costs aggregated $4.5 million for 1997.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $55.6 million, or 8.8%, to $686.0 million for 1998, from $630.4 million for 1997. As a percentage of net sales, the Company's selling, general and administrative expenses decreased to 24.9% for 1998 from 26.2% for 1997, reflecting management's cost containment efforts. The decrease was partially offset by investments in new product development and information systems. In addition, selling, general and administrative expenses for 1998 include aggregate costs of $11.0 million relating to the restructuring of a foreign subsidiary, the relocation of a showroom facility and the initial public offering and receipt by the Company of a net litigation settlement in the amount of $9.8 million. Selling, general and administrative expenses for 1997 include a subsidiary restructuring charge and an intangible asset write-off aggregating approximately $8.6 million.

  PATENT LITIGATION EXPENSES. In December 1996, the Company concluded a 17-year patent litigation, which, net of reserves, reduced net income by $123.5 million for 1997. See Note 11 to the Consolidated Financial Statements of the Company.

  OTHER INCOME, NET. Other income, net increased $1.2 million, or 5.6%, to $22.6 million for 1998 from $21.4 million for 1997 primarily as a result of increased interest income.

  PROVISION FOR INCOME TAXES. Income tax expense for 1998 was 38.5% of income before taxes as compared to 46.0% for 1997. The decrease in the effective tax rate was primarily attributable to the impact of recurring non-deductible expenses relative to the level of income for each of the respective periods.

  NET INCOME. For the reasons set forth above, primarily patent litigation expense incurred in 1997, net income increased $189.3 million to $217.0 million for 1998 from $27.7 million for 1997. Excluding patent litigation expenses, net income would have increased $65.8 million, or 43.5%, to $217.0 million for 1998 from $151.2 million for 1997.

YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 23, 1996

  NET SALES. Net sales increased $252.5 million, or 11.7%, to $2,408.4 million for 1997 from $2,155.9 million for 1996. The Company's U.S. net sales increased $216.7 million, or 11.0%, to $2,183.9 million from $1,967.2 million and non-domestic net sales increased $35.8 million, or 19.0%, to $224.5 million from $188.7 million, respectively, from 1996 to 1997. The U.S. net sales growth resulted from increases in unit sales across most product categories reflecting strong industry fundamentals and, in part, from acquisitions. The non-domestic net sales growth resulted from acquisitions and strong export sales to both Latin America and the Middle East.

  GROSS PROFIT. The Company's gross profit increased $169.1 million, or 24.6%, to $856.8 million for 1997 from $687.7 million for 1996. As a percentage of net sales, gross profit increased to 35.6% for 1997 from 31.9% for 1996. The improvement during 1997 primarily resulted from increased unit sales volume growth while overhead costs remained relatively fixed due to a full year's impact of the 1996 cost reduction program.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $106.3 million, or 20.3%, to $630.4 million for 1997 from $524.1 million for 1996. As a percentage of net sales, selling, general and administrative expenses increased to 26.2% for 1997 from 24.3% for 1996. This planned increase was attributable primarily to increased investments in new product development and information systems, as well as acquisitions and international expansion. The Company also absorbed $8.6 million of charges related to a subsidiary restructuring and an intangible asset write-off in 1997 and $6.6 million of charges relating to the restructuring of a foreign subsidiary and termination of a management incentive compensation program in 1996.

  PATENT LITIGATION EXPENSES. In December 1996, the Company concluded a 17-year patent litigation, which, net of reserves, reduced net income by $123.5 million for 1997. See Note 11 to the Consolidated Financial Statements of the Company.

  OTHER INCOME, NET. Other income, net decreased $2.6 million, or 10.8%, to $21.4 million for 1997 from $24.0 million for 1996 primarily as a result of losses incurred on dealer transitions and decreased interest income.

  PROVISION FOR INCOME TAXES. Income tax expense for 1997 was 46.0% of income before taxes as compared to 36.3% for 1996. The increase in the effective tax rate was primarily attributable to the impact of recurring non-deductible expenses relative to the level of income for each of the respective periods.

  NET INCOME. For the reasons set forth above, primarily patent litigation expenses, net income decreased $95.8 million, or 77.6%, to $27.7 million for 1997 from $123.5 million for 1996. Excluding patent litigation expenses, net income would have increased $27.7 million, or 22.4%, to $151.2 million for 1997 from $123.5 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company has no long-term debt. Cash, cash equivalents and short-term investments were $116.1 million at February 27, 1998. These funds, in addition to cash generated from future operations, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

  The Company's capital expenditures were $126.4 million in 1998 compared to $122.0 million in 1997 and $104.6 million in 1996. These capital expenditures include increased investments in manufacturing equipment expected to improve productivity and safety, increase capacity and facilitate the first shipment of Pathways-based products in the fourth quarter of 1998. In addition, capital expenditures for 1997 and 1996 reflect costs associated with replacing the Company's aircraft and investing in corporate and showroom facilities. The Company expects capital expenditures to continue to be significant due to the continued investment in new product development, SAP implementation and new manufacturing equipment intended to increase plant capacity. While the costs of purchasing and implementing SAP will be capitalized and amortized over the software's expected useful life, costs associated with certain modifications, year 2000 related matters, data preparation and training will be expensed as incurred.

  Since 1995, the Company has been reviewing potential issues associated with computer applications that could fail or generate erroneous results by or at the year 2000 ("Year 2000 Issues") and expects to conclude its review of all these issues during 1999. To date, the cost to the Company of analyzing these potential problems, identifying actual applications that need to be addressed and modifying its computer applications has not been material. Based upon its current estimates, management expects that the additional cost of concluding its review and addressing any identified problems will not be material and that any remaining Year 2000 Issues, including those that relate to interfacing with customers, dealers and suppliers, will be addressed and rectified in a timely manner and will not have any material adverse effect on the Company's financial condition or results of operations.

  CASH PROVIDED BY OPERATING ACTIVITIES. Cash provided by operating activities totaled $333.4 million for 1998, $80.8 million for 1997 and $200.7 million for 1996. Cash from operating activities resulted primarily from net income, excluding non-cash items, such as depreciation and amortization, net of increases in accounts and notes receivable and leased assets. In addition, cash provided by operating activities for 1998 reflects increases in accrued employee compensation, employee benefit plan obligations and other expenses.

  CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities totaled $149.9 million for 1998 and was comprised primarily of capital expenditures and net increases in investments. Cash used in investing activities totaled $75.4 million for 1997 and was comprised primarily of capital expenditures, net of a repayment of a note receivable from Steelcase Strafor. Cash used in investing activities totaled $115.9 million for 1996 and was comprised primarily of capital expenditures and corporate acquisitions.

  CASH USED IN FINANCING ACTIVITIES. Cash used in financing activities totaled $254.4 million for 1998, $40.4 million for 1997 and $39.8 million for 1996. The cash was used primarily to fund quarterly dividends paid by the Company, along with a special dividend and a common stock repurchase in 1998 in the amounts of $150.9 million and $43.5 million, respectively. See Note 2 to the Consolidated Financial Statements of the Company.

SAFE HARBOR PROVISION

  There are certain forward-looking statements under the Liquidity and Capital Resources section, particularly those with respect to the Company's future liquidity and capital needs and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 Issues. Such statements involve certain risks and uncertainties that could cause actual results to vary from the stated expectations.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This statement is effective for the Company for 1999 and requires comparative information for earlier years to be restated.

  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes new standards for disclosures regarding products and services, geographic areas and major customers. This statement is effective for the Company for 1999.

  SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary, and standardize footnote disclosures. This statement is effective for the Company for 1999 and requires comparative information for earlier years to be restated.

  The Company's consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows will not be materially affected by implementation of SFAS No. 130, SFAS No. 131 and SFAS No. 132. No other recently issued accounting pronouncements are expected to have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

  No information is required to be disclosed by the Registrant under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  The financial statements and supplementary data required by the Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-22, attached hereto and found immediately following the signature page of this Report.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

  None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT:

  The information required by Item 10 which is not included in Part I hereof, is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 17, 1998 (the "Proxy Statement"), under the captions "Election of Directors" and "Other Matters--Section 16a Beneficial Ownership Compliance", and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

  The information required by Item 11 is contained in the Proxy Statement, under the captions "Information Concerning Meetings of the Board of Directors, Board Committees and Directors Compensation", "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  The information required by Item 12 is contained in the Proxy Statement, under the caption "Beneficial Security Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

  (a) FINANCIAL STATEMENTS AND SCHEDULES

    1. FINANCIAL STATEMENTS (F-1 TO F-22)
    The following consolidated financial statements of the Company are filed as part of this Report:

    --Report of Independent Certified Public Accountants

    --Consolidated Statements of Income for the Years Ended February 27,
     1998, February 28, 1997 and February 23, 1996

    --Consolidated Balance Sheets as of February 27, 1998 and February 28,
     1997

    --Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended February 27, 1998, February 28, 1997 and February 23, 1996

    --Consolidated Statements of Cash Flows for the Years Ended February
     27, 1998, February 28, 1997 and February 23, 1996

    --Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES (S-1)

    Schedule II--Valuation and Qualifying Accounts

      All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

  (b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDING FEBRUARY 27, 1998

      None.

  (c) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
      3.1        --Second Restated Articles of Incorporation of the Com-
                  pany(1)
      3.2        --Amended By-laws of the Company, as amended
     10.1        --Deferred Compensation Agreement dated January 12,
                  1998, between Steelcase Inc. and James Hackett(3)
     10.2        --Deferred Compensation Agreement dated January 12,
                  1998, between Steelcase Inc. and Robert Ballard(3)
     10.3        --Deferred Compensation Agreement dated January 12,
                  1998, between Steelcase Inc. and Alwyn Rougier-Chap-
                  man(2)
     10.4        --Deferred Compensation Agreement dated January 13,
                  1998, between Steelcase Inc. and James Mitchell(3)
     10.5        --Steelcase Inc. Incentive Compensation Plan(1)
     10.6        --Amended and Restated Steelcase Inc. Management Incen-
                  tive Plan(2)
     10.7        --Steelcase Inc. 1994 Executive Supplemental Retirement
                  Plan(2)
     10.8        --Deferred Compensation Agreement dated May 4, 1998, be-
                  tween Steelcase Inc. and
                  William P. Crawford
     21.1        --Subsidiaries of the Company(2)
     23.1        --Consent of BDO Seidman, LLP
     27.1        --Financial Data Schedule(4)

--------
(1) Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission ("Commission") on December 5, 1997.
(2) Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.
(3) Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.
(4) The Financial Data Schedules as of February 23, 1996 and February 28, 1997 represent previously filed Financial Data Schedules restated to reflect the effects of SFAS No. 128, Earnings Per Share and the effect of the recapitalization discussed in Note 9 to the Consolidated Financial Statements.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Steelcase Inc.

                                               /s/ Alwyn Rougier-Chapman
                                          By___________________________________
                                                   Alwyn Rougier-Chapman
                                              Senior Vice President--Finance
                                                Chief Financial Officer and
                                                         Treasurer

Date: May 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ James P. Hackett               President, Chief Executive Officer and
___________________________________________   Director (Principal Executive Officer)
             James P. Hackett

       /s/ Alwyn Rougier-Chapman            Senior Vice President--Finance, Chief
___________________________________________   Financial Officer and Treasurer
           Alwyn Rougier-Chapman              (Principal Financial Officer and
                                              Principal Accounting Officer)

        /s/ William P. Crawford             President and Chief Executive Officer--
___________________________________________   Steelcase Design Partnership and Director
            William P. Crawford

         /s/ Robert C. Pew II               Chairman of the Board of Directors and
___________________________________________   Director
             Robert C. Pew II

          /s/ Peter M. Wege                 Vice Chairman of the Board of Directors and
___________________________________________   Director
               Peter M. Wege

         /s/ Robert C. Pew III              Director
___________________________________________
             Robert C. Pew III

         /s/ Peter M. Wege II               Director
___________________________________________
             Peter M. Wege II

       /s/ David D. Hunting, Jr.            Director
___________________________________________
           David D. Hunting, Jr.

         /s/ Frank H. Merlotti              Director
___________________________________________
             Frank H. Merlotti

        /s/ P. Craig Welch, Jr.             Director
___________________________________________
            P. Craig Welch, Jr.

Date: May 26, 1998

                                 STEELCASE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                              1998         1997         1996
                                          ------------ ------------ ------------
Net sales...............................    $2,760.0     $2,408.4     $2,155.9
Cost of sales...........................     1,756.6      1,551.6      1,468.2
                                            --------     --------     --------
Gross profit............................     1,003.4        856.8        687.7
Selling, general and administrative
 expenses...............................       686.0        630.4        524.1
Patent litigation expense...............         --          84.8          --
                                            --------     --------     --------
Operating income........................       317.4        141.6        163.6
Patent litigation interest expense......         --        (111.7)         --
Other income, net.......................        22.6         21.4         24.0
                                            --------     --------     --------
Income before provision for income taxes
 and equity in net income of joint
 ventures and dealer transitions........       340.0         51.3        187.6
Provision for income taxes..............       130.9         23.6         68.1
                                            --------     --------     --------
Income before equity in net income of
 joint ventures and dealer transitions..       209.1         27.7        119.5
Equity in net income of joint ventures
 and dealer transitions.................         7.9          --           4.0
                                            --------     --------     --------
Net income..............................    $  217.0     $   27.7     $  123.5
                                            ========     ========     ========
Basic and Diluted earnings per share....    $   1.40     $   0.18     $   0.80
                                            ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                      FEBRUARY 27, FEBRUARY 28,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  103.1     $  174.0
  Short-term investments.............................       13.0         13.6
  Accounts receivable, less allowances of $31.8 and
   $23.0.............................................      364.3        327.6
  Notes receivable and leased assets.................      142.1        124.9
  Income taxes receivable............................       32.8         22.6
  Inventories........................................      105.8        108.0
  Prepaid expenses...................................        7.5          5.8
  Deferred income taxes..............................       56.4         48.1
                                                        --------     --------
Total current assets.................................      825.0        824.6
                                                        --------     --------
Property and equipment, net..........................      671.2        644.7
Notes receivable and leased assets...................      158.0         98.7
Joint ventures and dealer transitions................      115.9        126.1
Deferred income taxes................................       50.0         53.6
Goodwill and other intangible assets, net of
 accumulated amortization of $21.5 and $17.3.........       66.3         69.5
Other assets.........................................      120.8        104.9
                                                        --------     --------
Total assets.........................................   $2,007.2     $1,922.1
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                      FEBRUARY 27, FEBRUARY 28,
                                                          1998         1997
                                                      ------------ ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts and notes payable..........................   $  117.8     $  105.1
 Accrued expenses:
  Employee compensation..............................      103.9         76.5
  Employee benefit plan obligations..................       59.1         43.1
  Other..............................................      189.1        125.3
                                                        --------     --------
Total current liabilities............................      469.9        350.0
                                                        --------     --------
Long-term liabilities:
 Employee benefit plan obligations...................      191.2        176.6
 Other long-term liabilities.........................       13.7         15.5
                                                        --------     --------
Total long-term liabilities..........................      204.9        192.1
                                                        --------     --------
Total liabilities....................................      674.8        542.1
                                                        --------     --------
Commitments and contingencies........................
Shareholders' equity:................................
 Preferred Stock--no par value; 50,000,000 shares
  authorized, none issued and outstanding............        --           --
 Class A Common Stock--no par value; 475,000,000
  shares authorized, 14,122,040 and none issued and
  outstanding........................................       41.1          --
 Class B Common Stock--no par value; 475,000,000
  shares authorized, 139,245,676 and 154,868,176
  issued and outstanding.............................      328.5        408.9
 Cumulative translation adjustment...................      (14.5)        (0.1)
 Retained earnings...................................      977.3        971.2
                                                        --------     --------
Total shareholders' equity...........................    1,332.4      1,380.0
                                                        --------     --------
Total liabilities and shareholders' equity...........   $2,007.2     $1,922.1
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                             COMMON STOCK
                            ---------------
                                             CUMULATIVE                TOTAL
                                             TRANSLATION RETAINED  SHAREHOLDERS'
                            CLASS A CLASS B  ADJUSTMENT  EARNINGS     EQUITY
                            ------- -------  ----------- --------- -------------
February 28, 1995..........  $  --  $408.9     $ (6.9)    $900.2     $1,302.2
Foreign currency
 translation adjustment....                       7.7                     7.7
Dividends paid.............                                (39.8)       (39.8)
Net income.................                                123.5        123.5
                             -----  ------     ------     ------     --------
February 23, 1996..........     --   408.9        0.8      983.9      1,393.6
Common stock issuance......                                  1.4          1.4
Foreign currency
 translation adjustment....                      (0.9)                   (0.9)
Dividends paid.............                                (41.8)       (41.8)
Net income.................                                 27.7         27.7
                             -----  ------     ------     ------     --------
February 28, 1997..........     --   408.9       (0.1)     971.2      1,380.0
Common stock conversion....   36.9   (36.9)                                --
Common stock repurchase....          (43.5)                             (43.5)
Employee stock grant.......    4.2                                        4.2
Foreign currency
 translation adjustment....                     (14.4)                  (14.4)
Dividends paid.............                               (210.9)      (210.9)
Net income.................                                217.0        217.0
                             -----  ------     ------     ------     --------
February 27, 1998..........  $41.1  $328.5     $(14.5)    $977.3     $1,332.4
                             =====  ======     ======     ======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                              1998         1997         1996
                                          ------------ ------------ ------------
OPERATING ACTIVITIES
Net income..............................    $ 217.0      $  27.7      $ 123.5
Adjustments to reconcile net income to
 net cash
 provided by operating activities:
  Depreciation and amortization.........       95.3         93.4         92.5
  Postretirement benefit cost...........       15.9         14.2         13.9
  Loss on disposal of assets............        4.3         14.0          4.6
  Employee stock grant..................        4.2          --           --
  Deferred income taxes.................       (4.7)         1.8        (12.2)
  Equity in net income of joint ventures
   and
   dealer transitions...................       (7.9)         --          (4.0)
  Changes in operating assets and
   liabilities, net of
   corporate acquisitions:
    Accounts receivable.................      (36.7)       (59.9)        25.9
    Notes receivable and leased assets..      (69.3)       (45.9)       (63.4)
    Inventories.........................        2.2         31.5         15.5
    Prepaids and other assets...........        3.7         (3.5)         3.8
    Accounts and notes payable..........       12.7         12.3          0.1
    Accrued expenses and other
     liabilities........................       96.7         (4.8)         0.5
                                            -------      -------      -------
Net cash provided by operating
 activities.............................      333.4         80.8        200.7
                                            -------      -------      -------
INVESTING ACTIVITIES
Capital expenditures....................     (126.4)      (122.0)      (104.6)
Proceeds from the sale of facilities....        1.2          7.5          --
Net change in investments...............      (20.7)         6.6          5.3
Joint ventures and dealer transitions...        0.8         36.5         (2.6)
Corporate acquisitions, net of cash
 acquired...............................       (4.8)        (4.0)       (14.0)
                                            -------      -------      -------
Net cash used in investing activities...     (149.9)       (75.4)      (115.9)
                                            -------      -------      -------
FINANCING ACTIVITIES
Common stock issuance (repurchase)......      (43.5)         1.4          --
Dividends paid..........................     (210.9)       (41.8)       (39.8)
                                            -------      -------      -------
Net cash used in financing activities...     (254.4)       (40.4)       (39.8)
                                            -------      -------      -------
Net increase (decrease) in cash and cash
 equivalents............................      (70.9)       (35.0)        45.0
Cash and cash equivalents, beginning of
 period.................................      174.0        209.0        164.0
                                            -------      -------      -------
Cash and cash equivalents, end of
 period.................................    $ 103.1      $ 174.0      $ 209.0
                                            =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCASE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  Steelcase Inc. (the "Company") is the world's largest manufacturer and provider of office furniture, office furniture systems and related products and services. The Company manufactures at 31 facilities in the United States, Canada and Mexico and, through international subsidiaries, joint ventures and licensing arrangements, at 20 facilities throughout the rest of the world. The Company distributes its products through a worldwide network of independent dealers in approximately 680 locations including approximately 450 in the United States and Canada and approximately 230 throughout the rest of the world. The Company operates on a worldwide basis within a single industry segment.

  Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., is a leading office furniture company in Europe with 14 manufacturing facilities and dealers in more than 170 locations.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, except for dealers which the Company has acquired with the intention of reselling as soon as practicable ("dealer transitions"). During the three years in the period ended February 27, 1998, the Company closed a series of non-dealer acquisitions, none of which were material individually, or in the aggregate, to the financial position or results of operations of the Company. All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded as a component of shareholders' equity. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

  The Company's investments in joint ventures and dealer transitions are carried at its equity in the net assets of those entities primarily based on audited financial statements for each applicable year.

 Year End

  Effective March 1, 1995, the Company changed its fiscal year-end from February 28 to the last Friday of February. In addition, the Company standardized its fiscal quarters to include 13 weeks, except for the quarter ended February 28, 1997 which included 14 weeks. Accordingly, 1998 and 1996 included 52 weeks, while 1997 included 53 weeks.

 Revenue Recognition

  Net sales include product sales, service revenues and leasing revenues. Product sales and service revenues are recognized as products are shipped and services are rendered. Leasing revenue includes interest earned on the net investments in leased assets, which is recognized over the lease term as a constant percentage return. Service and leasing revenues are not material.

                                STEELCASE INC.

 Cash Equivalents

  Cash equivalents consist of highly liquid investments, primarily interest-earning deposits, treasury notes and commercial paper, with an original maturity of three months or less. Cash equivalents are reported at amortized cost and approximated $119.1 million and $191.5 million as of February 27, 1998 and February 28, 1997, respectively.

 Investments

  Investments typically include treasury notes, tax-exempt municipal bonds and other debt securities which the Company has the positive intent and ability to hold until maturity. These investments are reported at amortized cost. Gross unrealized gains and losses are insignificant. Investments classified as long-term mature over the next three years.

 Inventories

  Substantially all inventories are valued based upon last-in, first-out ("LIFO") cost, not in excess of market.

 Property and Equipment

  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which average 26 years for buildings and improvements and eight years for all other property and equipment. In addition, internal-use software applications and related development efforts are capitalized and amortized over the estimated useful lives of the applications. Software maintenance, year 2000 related matters and training costs are expensed as incurred.

 Goodwill and Other Intangible Assets

  Goodwill and other intangible assets resulting from business acquisitions are stated at cost and amortized on a straight-line basis over a period of 15 years if acquired subsequent to February 28, 1995, or 40 years if acquired prior thereto. Amortization expense approximated $4.2 million, $4.0 million and $2.6 million for 1998, 1997 and 1996, respectively.

  The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, a current charge to income is recognized.

 Product Related Expenses

  Research and development expenses, which are expensed as incurred, approximated $70.0 million, $65.0 million and $50.0 million for 1998, 1997 and 1996, respectively.

 Self-Insurance

  The Company is self-insured for certain losses relating to workers' compensation claims, employee medical benefits and product liability claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of workers' compensation and product liability claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience.

                                STEELCASE INC.

  The accrued liabilities for self-insured losses included in other accrued expenses in the accompanying consolidated balance sheets are as follows (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
   Workers' compensation claims.......................    $16.8        $16.1
   Product liability claims...........................     11.5          9.6
                                                          -----        -----
                                                          $28.3        $25.7
                                                          =====        =====

  The Company maintains a Voluntary Employees' Beneficiary Association ("VEBA") to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims have been fully funded by the Company as of February 27, 1998 and February 28, 1997.

 Product Warranty

  The Company offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. Accordingly, the Company provides, by a current charge to sales returns and allowances, an amount it estimates will be needed to cover future warranty obligations for products sold. The accrued liability for warranty costs included in other accrued expenses in the accompanying consolidated balance sheets approximated $21.3 million and $15.7 million as of February 27, 1998 and February 28, 1997, respectively.

 Environmental Matters

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition allegedly caused by past operations, that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying consolidated balance sheets approximated $11.7 million and $11.2 million as of February 27, 1998 and February 28, 1997, respectively. Based on the Company's ongoing oversight of these matters, the Company believes that it has accrued sufficient reserves to absorb the remediation costs of all known sites.

 Advertising

  Advertising costs, which are expensed as incurred, approximated $7.9 million, $6.0 million and $9.0 million for 1998, 1997 and 1996, respectively.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

 Earnings Per Share

  Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings

                                STEELCASE INC.

per share. In accordance with SFAS No. 128, earnings per share amounts for all periods presented in the accompanying consolidated statements of income have been adjusted to give retroactive effect to the Recapitalization discussed in
Note 9. The weighted average number of shares outstanding for basic and diluted calculations were 154.8 million, 154.7 million and 154.6 million for 1998, 1997 and 1996, respectively.

 Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for its Stock Incentive Plans in accordance with APB Opinion No. 25. Pro forma results of operations for the Company, as if the fair value method prescribed by SFAS No. 123 had been used to account for its Stock Incentive Plans, are presented in Note 10.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments, consisting of cash equivalents, investments, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

2. INITIAL PUBLIC OFFERING

  On September 17, 1997, the Board of Directors of the Company (the "Board") authorized management to begin the process necessary for registration of the Company's Common Stock under the Securities Act of 1933, as amended, in order to permit the Company's shareholders to make a U.S. and international public offering (the "Offerings") of a portion of their shares (the "Selling Shareholders"). On October 27, 1997, the Board (i) declared a special dividend in the aggregate amount of $150.9 million, which was paid on January 9, 1998 to Common Stock holders of record as of December 2, 1997 (the "Special Dividend") and (ii) approved a proposal which was presented to the shareholders by proxy and subsequently approved on December 2, 1997 at a special meeting. In general, the approved proposal (a) effected a recapitalization of the Company's capital stock (the "Recapitalization"), (b) made certain other changes to the Restated Articles of Incorporation and By-laws which are typical of public companies and (c) provided for the adoption of equity-based incentive and investment plans for employees of the Company (collectively, the "Stock Incentive Plans").

  While the Stock Incentive Plans became effective upon approval by the Company's shareholders on December 2, 1997, the Recapitalization and other changes to the Restated Articles of Incorporation and By-laws became effective upon their filing with the State of Michigan which occurred on February 20, 1998. The Offerings, which occurred on February 18, 1998 and closed on February 25, 1998, included 13,972,500 shares of Class A Common Stock at an initial public offering price per share of $28.00. In addition, the Company purchased 1,650,000 shares of Class B Common Stock from the Selling Shareholders at the same price at which the shares of Class A Common Stock were sold to the Underwriters in the Offerings to fulfill the Employee Stock Grant and the Employee Discount Option Grant (the "Stock Repurchase") discussed in Note 10. This Stock Repurchase aggregated $43.5 million.

                                STEELCASE INC.

3. INVENTORIES

  Inventories consist of (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
   Finished goods.....................................    $ 42.9       $ 44.3
   Work in process....................................      30.8         30.8
   Raw materials......................................      83.7         84.1
                                                          ------       ------
                                                           157.4        159.2
   LIFO reserve.......................................     (51.6)       (51.2)
                                                          ------       ------
                                                          $105.8       $108.0
                                                          ======       ======

  The effect of LIFO liquidations on net income was $0.6 million, $5.4 million and $2.9 million for 1998, 1997 and 1996, respectively.

4. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net consist of (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                          1998          1997
                                                       ------------ ------------
   Land...............................................   $   35.5     $   35.5
   Buildings and improvements.........................      626.0        610.7
   Machinery and equipment............................      927.4        918.4
   Furniture and fixtures.............................       69.9         70.4
   Leasehold improvements.............................       36.2         39.0
   Software...........................................       37.4         26.9
   Construction in progress...........................       77.2         45.6
                                                         --------     --------
                                                          1,809.6      1,746.5
   Accumulated depreciation and amortization..........    1,138.4      1,101.8
                                                         --------     --------
                                                         $  671.2     $  644.7
                                                         ========     ========

  Depreciation and amortization expense approximated $91.1 million, $89.4 million and $89.9 million for 1998, 1997 and 1996, respectively. Construction in progress consists of numerous equipment and facility projects, none of which are material individually or in the aggregate.

                                STEELCASE INC.

5. NOTES RECEIVABLE AND LEASED ASSETS

  Notes receivable and leased assets consist of (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                          1998          1997
                                                       ------------ ------------
   Notes receivable:
     Project financing................................    $ 38.6       $ 30.4
     Asset-based lending..............................      51.5         57.3
     Ownership transition financing...................      54.6         55.9
   Net investment in leased assets....................     165.8         89.2
   Allowance for losses...............................     (10.4)        (9.2)
                                                          ------       ------
                                                           300.1        223.6
   Current portion....................................     142.1        124.9
                                                          ------       ------
   Long-term portion..................................    $158.0       $ 98.7
                                                          ======       ======

  Notes receivable include three distinct programs of dealer financing: project financing; asset-based lending; and ownership transition financing. Through these programs, the Company helps dealers secure interim financing, establish working capital lines of credit, finance ownership changes and restructure debt.

  The terms of notes receivable range from a few months for project financing to 10 years for certain ownership transition financing. Interest rates are both floating and fixed, reaching up to 12% as of February 27, 1998. The loans are generally secured by certain dealer assets and, in some cases, the common stock of the dealership. Unused asset-based lending credit lines approximated $40.9 million as of February 27, 1998, subject to available collateral. These commitments generally expire in one year and are reviewed periodically for renewal.

  The Company's net investment in leased assets includes both direct financing and operating leases. Direct financing leases consist of the present value of the future minimum lease payments receivable (typically over three to five years) plus the present value of the estimated residual value (collectively referred to as the net investment). Residual value is an estimate of the fair value of the leased equipment at the end of the lease term. The Company records residual values based on market studies conducted by independent third parties. Operating leases as of February 27, 1998 and February 28, 1997 were not material.

6. JOINT VENTURES AND DEALER TRANSITIONS

  The Company's investments in and advances to its unconsolidated joint ventures and dealer transitions are summarized as follows (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                           1998         1997
                                                       ------------ ------------
   Investment in Steelcase Strafor....................    $101.8       $107.3
   Investments in dealer transitions..................       9.6         16.3
   Other joint ventures and alliances.................       4.5          2.5
                                                          ------       ------
                                                          $115.9       $126.1
                                                          ======       ======

  During 1998 and 1997, translation adjustments of $(11.1) million and $(0.2) million, respectively, resulting from foreign currency denominated assets and liabilities of Steelcase Strafor and related fluctuations in exchange rates, were charged directly to a component of shareholders' equity in the accompanying consolidated balance sheets.

                                STEELCASE INC.

  Investments in dealer transitions represent dealers which the Company has acquired with the intention of reselling as soon as practicable. Accordingly, the Company recognizes its share of earnings and losses from dealer transitions pursuant to the equity method of accounting. Accounts and notes receivable from these dealers approximated $23.6 million and $57.0 million as of February 27, 1998 and February 28, 1997, respectively.

  The Company's equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                      YEAR ENDED
                                        --------------------------------------
                                        FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                            1998         1997         1996
                                        ------------ ------------ ------------
   50% share of Steelcase Strafor net
    income.............................     $5.6        $ 2.0         $3.9
   Net income (loss) of dealer
    transitions........................      2.0         (1.7)         --
   Other joint ventures, net...........      0.3         (0.3)         0.1
                                            ----        -----         ----
                                            $7.9         $--          $4.0
                                            ====        =====         ====

  Summarized financial information for Steelcase Strafor, as of December 31, 1997 and 1996 and the three years ended December 31, 1997, is as follows (in millions):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1997   1996
                                                                   ------ ------
   Balance Sheet:
     Current assets............................................... $268.7 $278.9
     Property and equipment.......................................  126.5  148.7
     Other assets.................................................   99.4  103.0
                                                                   ------ ------
       Total assets...............................................  494.6  530.6
                                                                   ------ ------
     Current liabilities..........................................  197.9  229.3
     Long-term liabilities........................................   93.2   85.0
                                                                   ------ ------
       Total liabilities..........................................  291.1  314.3
                                                                   ------ ------
       Net assets................................................. $203.5 $216.3
                                                                   ====== ======

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1997    1996    1995
                                                         ------- ------- -------
   Results of Operations:
     Revenues...........................................  $487.0  $494.9  $471.1
     Operating income...................................    27.7    27.6    25.0
     Net income.........................................    11.2     4.0     7.8

7. OTHER ASSETS

  Other assets consist of (in millions):

                                                       FEBRUARY 27, FEBRUARY 28,
                                                          1998          1997
                                                       ------------ ------------
   Cash surrender value of life insurance.............    $ 95.0       $ 79.0
   Long-term investments..............................      16.9         11.6
   Other..............................................       8.9         14.3
                                                          ------       ------
                                                          $120.8       $104.9
                                                          ======       ======

                                STEELCASE INC.

8. EMPLOYEE BENEFIT PLAN OBLIGATIONS

  Employee benefit plan obligations consist of (in millions):

                                                      FEBRUARY 27, FEBRUARY 28,
                                                          1998         1997
                                                      ------------ ------------
   Profit-sharing and pension plans..................    $ 44.3       $ 32.5
   Postretirement insurance benefits.................     150.4        143.1
   Management incentive, executive supplemental
    retirement and deferred compensation plans.......      55.6         44.1
                                                         ------       ------
                                                          250.3        219.7
   Current portion...................................      59.1         43.1
                                                         ------       ------
   Long-term portion.................................    $191.2       $176.6
                                                         ======       ======

 PROFIT-SHARING AND PENSION PLANS

  Substantially all employees are covered under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and the Steelcase Inc. Employees' Money Purchase Plan or under similar subsidiary plans. Annual discretionary Company contributions under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and similar subsidiary plans are declared by the Board at the end of each year. Under the Steelcase Inc. Employees' Money Purchase Plan, annual Company contributions are required in the amount of 5% of eligible annual compensation. Total expense under these plans approximated $79.4 million, $67.2 million and $58.9 million for 1998, 1997 and 1996, respectively.

 POSTRETIREMENT INSURANCE BENEFITS

  The Company and certain of its subsidiaries have postretirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. The Company accrues the cost of postretirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. The following table sets forth the plans' combined accumulated postretirement benefit obligation (in millions):

                                                     FEBRUARY 27, FEBRUARY 28,
                                                         1998         1997
                                                     ------------ ------------
   Accumulated postretirement benefit obligation:
     Retirees and dependents........................    $ 77.6       $ 72.4
     Employees fully eligible.......................      28.4         26.0
     Employees not yet fully eligible...............      74.2         53.1
                                                        ------       ------
                                                         180.2        151.5
   Prior service cost...............................      (9.2)          --
   Unrecognized loss................................     (20.6)        (8.4)
                                                        ------       ------
   Accrued postretirement benefit obligation........    $150.4       $143.1
                                                        ======       ======

                                STEELCASE INC.

  Net postretirement benefit cost charged to income includes the following components (in millions):

                                                       YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                            1998         1997          1996
                                         ------------ ------------ ------------
   Service cost for benefits earned
    during the period...................    $ 3.8        $ 3.0        $ 3.2
   Interest cost on the accumulated
    postretirement benefit obligation...     11.8         11.2         10.7
   Amortization of unrecognized loss....      0.3          --           --
                                            -----        -----        -----
   Net postretirement benefit cost......    $15.9        $14.2        $13.9
                                            =====        =====        =====

  The significant assumptions used in determining the accumulated postretirement benefit obligation were as follows:

                                                       FEBRUARY 27, FEBRUARY 28,
                                                          1998          1997
                                                       ------------ ------------
   Discount rate......................................    7.00%        7.75%
   Rate of salary progression.........................    4.50%        5.00%

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits for retirees below the age of 65 (estimate of medical inflation rate) is 8.0% for 1999, gradually declining to 5.5% in 2004 and thereafter. For retirees above the age of 65, the rate of increase is 6.5% for 1999, gradually declining to 5.5% in 2003 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% increase in the assumed medical inflation rate would increase the accumulated postretirement benefit obligation as of February 27, 1998 by approximately $22.6 million and the annual net postretirement benefit cost by approximately $1.7 million.

 MANAGEMENT INCENTIVE, EXECUTIVE SUPPLEMENTAL RETIREMENT AND DEFERRED COMPENSATION PLANS

 Management Incentive Plan

  The Amended and Restated Steelcase Inc. Management Incentive Plan is an annual and long-term incentive compensation program that provides eligible key employees of the Company with cash payments based upon the achievement by the Company of specified financial performance goals as measured by Economic Value Added ("EVA"), as defined in the plan. Annual bonuses are payable after the end of the year and, therefore, are included in accrued compensation in the accompanying consolidated balance sheets, whereas long-term bonus amounts are paid out over a three-year period commencing after the end of the year following the year in which the incentive amount is earned. The long-term amounts are paid in substantially equal installments over the three-year payment period and unpaid long-term amounts are adjusted based on the Company's return on equity as determined each year.

 Executive Supplemental Retirement Plan

  The Steelcase Inc. 1994 Executive Supplemental Retirement Plan (the "Supplemental Plan") is a non-qualified deferred compensation and supplemental retirement plan that is limited to a select group of management or highly compensated employees. The Supplemental Plan is intended to attract and retain highly

                                STEELCASE INC.

qualified corporate executives and to enable such executives to devote their full-time efforts to the Company by providing, in consideration of these efforts, supplemental retirement income.

  In general, upon satisfying the requirements of the Supplemental Plan executives are entitled to receive five annual payments each equal to 70% of the participant's average base salary for the three consecutive years prior to retirement or death and 15 annual payments each equal to $50,000 multiplied by the participant's vested percentage. A participant's vested percentage begins at 20% after three completed years of service following such participant's eligibility under the Supplemental Plan and increases by 20% increments annually until it becomes fully vested upon seven completed years of service following such eligibility.

 Deferred Compensation Agreements

  The Company has future retirement obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. Compensation withheld has been invested in corporate-owned life insurance, which is expected to be sufficient to cover such future obligations.

  Long-term management incentive and total executive supplemental retirement and deferred compensation expense approximated $23.2 million, $9.7 million and $13.5 million for 1998, 1997 and 1996, respectively.

9. CAPITAL STRUCTURE

  In connection with the Offerings discussed in Note 2, the Company effected a Recapitalization of its capital stock. The accompanying consolidated financial statements give retroactive effect to the Recapitalization. Pursuant to the Recapitalization, the following occurred:

  (i) to facilitate the Stock Split described below and future issuances of capital stock, the total number of authorized shares of capital stock of the Company was increased to one billion, consisting of 475,000,000 shares of Class A Common Stock, 475,000,000 shares of Class B Common Stock and 50,000,000 shares of Preferred Stock, issuable in series;

  (ii) each of the existing shares of Common Stock was converted into one share of Class B Common Stock, and the Class B Common Stock resulting from that conversion was split on a 700-for-1 basis (the "Stock Split"), effected as a stock dividend of 699 additional shares of Class B Common Stock for each outstanding share; and

  (iii) immediately following the Stock Split, each of the existing shares of Class A Preferred Stock and Class B Preferred Stock (collectively, the "Existing Preferred Stock") was converted into that number of shares of Class B Common Stock determined by dividing their redemption values ($103 and $2,000, respectively) by the initial public offering price of $28 per share of Class A Common Stock. The conversion of the Existing Preferred Stock increased Common Stock by $393.8 million, decreased Class A Preferred Stock and Class B Preferred Stock by $0.8 million and $9.8 million, respectively, and resulted in a reduction of retained earnings in the amount of $383.2 million.

 Terms of Class A Common Stock and Class B Common Stock

  Each share of Class A Common Stock sold in the Offerings resulted from the conversion of one share of Class B Common Stock concurrently with the consummation of such sale. The holders of Common Stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to

                                STEELCASE INC.

the requirements of the applicable laws and the rights of any series of Preferred Stock to a separate class vote. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder thereof at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after the Recapitalization, at such time as a corporation, partnership, limited liability company, trust or charitable organization ceases to be 100% controlled by Permitted Transferees and (iv) on the date which the number of shares of Class B Common Stock outstanding is less than 15% of the then outstanding shares of Common Stock (without regard to voting rights).

  Except for the voting and conversion features, the terms of Class A Common Stock and Class B Common Stock are generally similar. That is, the holders are entitled to equal dividends when declared by the Board and generally will receive the same per share consideration in the event of a merger, and be treated on an equal per share basis in the event of a liquidation or winding up of the Company. In addition, the Company is not entitled to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that the Company may make a pro rata offer to all holders of Common Stock of rights to purchase additional shares of the class of Common Stock held by them.

 Preferred Stock

  The Second Restated Articles of Incorporation authorize the Board, without any vote or action by the shareholders, to create one or more series of Preferred Stock up to the limit of the Company's authorized but unissued shares of Preferred Stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

10. STOCK INCENTIVE PLANS

  The Stock Incentive Plans for employees and affiliates of the Company include the Steelcase Inc. Employee Stock Purchase Plan (the "Purchase Plan") and the Steelcase Inc. Incentive Compensation Plan (the "Incentive Compensation Plan").

 Employee Stock Purchase Plan

  The Company has reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Purchase Plan, each eligible employee, as of the start of any purchase period, will be granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees will be designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. The Board may at any time amend or terminate the Purchase Plan.

  The initial purchase period under the Purchase Plan began on the date of the pricing of the Offerings and ends on April 17, 1998. Eligible employees who wish to participate in the Purchase Plan may purchase by April 17, 1998 a maximum of 100 shares of Class A Common Stock at 85% of the initial public offering price (the "Employee Discount Option Grant"). The Company granted approximately 15,000 employees the option to

                                STEELCASE INC.

participate in the Purchase Plan during the initial purchase period. Pursuant to APB Opinion No. 25, the Employee Discount Option Grant did not result in any compensation expense to be recognized by the Company.

 Incentive Compensation Plan

  The Company has reserved for issuance under the Incentive Compensation Plan a maximum of 150,000 shares of Class A Common Stock for a special one-time grant on the date of the pricing of the Offerings plus an additional 6,130,000 shares of Common Stock. The Compensation Committee will have full authority, subject to the provisions of the Incentive Compensation Plan, to determine, among other things, the persons to whom awards under the Incentive Compensation Plan ("Awards") will be made, the exercise price, vesting, size and type of such Awards, and the specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards.

  Awards may be made to employees and non-employee directors of the Company or its affiliates. A variety of Awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as the Compensation Committee may determine. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.

  In the event of a "change of control," as defined in the Incentive Compensation Plan, (i) all outstanding options and SARs granted under the Incentive Compensation Plan will become immediately exercisable and remain exercisable throughout their entire term, (ii) any performance-based conditions imposed with respect to outstanding Awards shall be deemed to be fully earned and a pro rata portion of each such outstanding Award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of Awards denominated in shares of Class A Common Stock, and in cash, in the case of Awards denominated in cash, with the remainder of such Award being canceled for no value and (iii) all restrictions imposed on restricted stock that are not performance-based shall lapse.

  Concurrently with the Offerings, the Company issued 10 shares of Class A Common Stock each to certain employees of the Company and its subsidiaries as designated by the Compensation Committee (the "Employee Stock Grant"). The Employee Stock Grant included 149,540 shares of Class A Common Stock in the aggregate and resulted in $4.2 million of compensation expense which was recognized by the Company upon issuance.

  In addition, the Company issued options to purchase 2,661,000 shares of Class A Common Stock to certain employees and non-employee directors of the Company in connection with the Offerings. These stock options have an exercise price equal to the initial public offering price per share of $28.00 and will primarily vest over a period of five years. Pursuant to APB Opinion No. 25, these stock options did not result in any material compensation expense recognized by the Company. At February 28, 1998 there were no options that were exercisable and there were 3,469,000 options available for future issuance. There has been no exercises or termination of options since their issuance.

                                STEELCASE INC.

 SFAS No. 123 Pro Forma Data

  As discussed in Note 1, the Company accounts for its Stock Incentive Plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the Employee Discount Option Grant or the Company's stock options. If the Company had recognized compensation expense based upon the fair value of the Employee Discount Option Grant and the Company's stock options at the date of grant as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                  YEAR ENDED
                                                               FEBRUARY 27, 1998
                                                               -----------------
  Pro forma net income (in millions)..........................      $212.8
  Pro forma basic and diluted earnings per share..............      $ 1.37

  The estimated fair value of the Employee Discount Option Grant approximated the 15% discount discussed above. The weighted average fair value of the Company's stock options at the date of grant approximated $10.60 per option and was estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield of 1.4%, expected volatility of the market price of the common stock of 30.0% and a weighted average expected life of the options of 6.8 years. The estimated fair value of these options was amortized to expense over the vesting period of the options for purposes of determining pro forma net income and pro forma earnings per share. Pro forma results of operations are not likely to be representative of the effects on reported or pro forma results of operations for future years.


11. PATENT LITIGATION EXPENSE

  In November 1985, a suit was filed against the Company alleging infringement of two patents covering powered panels used in furniture systems sold since 1978. The trial court ruled for the Company. The plaintiff subsequently appealed to the U.S. Court of Appeals for the Federal Circuit, which reversed the trial court's decision in January 1989, and held that the Company infringed. Upon remand for determination of damages, the parties consented to the appointment of a Special Master to oversee further proceedings, including the binding, non-appealable determination of damages for the established infringement and resolution of related issues. The proceedings concluded in December 1996 resulting in a lump sum payment by the Company to the plaintiff in the amount of $211.5 million, representing $96.8 million in damages and $114.7 million in interest which accrued over the 17 years covered by the litigation. The charges reflected in the accompanying consolidated statement of income for 1997 are net of reserve estimates provided during 1994, which represented management's best estimate of the outcome of the proceedings at that time.

12. OTHER INCOME, NET

  Other income, net consists of (in millions):

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Interest income.......................    $29.2        $26.6        $28.5
   Loss on dealer transitions............     (1.8)        (2.5)        (0.3)
   Interest expense......................     (1.7)        (2.1)        (1.5)
   Miscellaneous--net....................     (3.1)        (0.6)        (2.7)
                                             -----        -----        -----
                                             $22.6        $21.4        $24.0
                                             =====        =====        =====

                                STEELCASE INC.

13. INCOME TAXES

  The provision for income taxes on income before equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                              1998         1997         1996
                                          ------------ ------------ ------------
   Current income taxes:
     Federal.............................    $115.7       $17.6        $69.4
     State and local.....................       9.5         4.2          8.5
     Foreign.............................      10.4         --           2.4
                                             ------       -----        -----
                                              135.6        21.8         80.3
                                             ------       -----        -----
   Deferred income taxes:
     Federal.............................      (0.8)       (1.4)       (11.7)
     State and local.....................      (0.3)        0.5          0.2
     Foreign.............................      (3.6)        2.7         (0.7)
                                             ------       -----        -----
                                               (4.7)        1.8        (12.2)
                                             ------       -----        -----
                                             $130.9       $23.6        $68.1
                                             ======       =====        =====

  Undistributed earnings of foreign joint ventures and subsidiaries are not material.

  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following (in millions):

                                                      FEBRUARY 27, FEBRUARY 28,
                                                         1998          1997
                                                      ------------ ------------
   Deferred income tax assets:
     Employee benefit plan obligations...............    $ 74.2       $ 71.6
     Accrued compensation............................      20.3          7.9
     Reserves and allowances.........................      36.5         33.1
     Foreign losses..................................       9.0          8.2
     Other...........................................      13.7         10.9
                                                         ------       ------
   Total deferred income tax assets..................     153.7        131.7
   Deferred income tax liability--property and
    equipment........................................     (47.3)       (30.0)
                                                         ------       ------
   Net deferred income tax assets....................     106.4        101.7
   Current portion...................................      56.4         48.1
                                                         ------       ------
   Non-current portion...............................    $ 50.0       $ 53.6
                                                         ======       ======

  The Company has recorded a deferred tax asset as of February 27, 1998 of $9.0 million reflecting the benefit of foreign operating loss carry-forwards that expire over the next five years. Realization is dependent on future taxable income of the related foreign operations and tax planning strategies available to the Company.

  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Accordingly, no valuation allowance has been established for the deferred tax assets.

                                STEELCASE INC.

  The effective income tax rate on income before equity in net income of joint ventures and dealer transitions varied from the statutory federal income tax rate as set forth in the following table:

                                                       YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 27, FEBRUARY 28, FEBRUARY 23,
                                            1998         1997          1996
                                         ------------ ------------ ------------
   Statutory federal income tax rate....     35.0%        35.0%        35.0%
   State and local income taxes.........      2.7          4.3          2.6
   Tax exempt interest..................     (0.2)        (1.3)        (0.2)
   Goodwill and intangible asset
    amortization and write-offs.........      0.2          5.0          0.3
   Research and development credit......     (0.6)         --          (1.6)
   Other................................      1.4          3.0          0.2
                                             ----         ----         ----
   Effective income tax rate............     38.5%        46.0%        36.3%
                                             ====         ====         ====

  The Company made income tax payments of $116.0 million, $44.0 million and $78.1 million during 1998, 1997 and 1996, respectively.

14. FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

  Financial instruments, which potentially subject the Company to concentrations of investment and credit risk, primarily consist of cash equivalents, investments, accounts receivable and notes receivable and leased assets. The Company places its cash with high-quality financial institutions and invests in high-quality securities and commercial paper. The Company limits its exposure, by policy, to any one financial institution or debtor.

  The Company's customers consist primarily of independent dealers in the office environment industry. They are dispersed globally, but primarily across all North American geographic areas. All probable uncollectible accounts and notes receivable and leased assets have been appropriately considered in establishing the allowances for losses. In general, the Company obtains security interests in the assets of the customer. These security interests are generally secondary to the interest of the customer's primary lenders.

  Guarantees of debt obligations are conditional commitments issued by the Company to guarantee the performance of certain unconsolidated dealers and joint ventures to a third party. These guarantees are primarily issued to support private borrowing arrangements. The Company has guaranteed approximately $39.3 million and $34.0 million of debt obligations of unconsolidated dealers and joint ventures as of February 27, 1998 and February 28, 1997, respectively. Although this amount represents the maximum exposure to loss, management believes the actual risk of loss to be insignificant.

  The Company uses financial instruments, principally forward contracts and swaps, to manage foreign currency exposures related to purchases and sales. These contracts hedge transactions and balances for periods and amounts consistent with its committed exposures and do not constitute investments independent of these exposures. The Company does not use these financial instruments for speculative or trading purposes. Gains and losses on currency forward contracts and swaps that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled, and generally offset. Forward contracts and swaps outstanding as of February 27, 1998 and February 28, 1997 were not material.

                                STEELCASE INC.

15. COMMITMENTS AND CONTINGENCIES

  The Company leases certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2005. Minimum annual rental commitments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of February 27, 1998, are as follows (in millions):

   YEAR ENDING                                                            AMOUNT
   -----------                                                            ------
   1999.................................................................. $17.1
   2000..................................................................  14.9
   2001..................................................................  11.8
   2002..................................................................   9.3
   2003..................................................................   8.8
   Thereafter............................................................  10.4
                                                                          -----
                                                                          $72.3
                                                                          =====

  Rent expense under all operating leases approximated $47.0 million, $45.3 million and $38.7 million for 1998, 1997 and 1996, respectively.

  The Company is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

16. UNAUDITED QUARTERLY RESULTS

  The following sets forth summary unaudited information on a quarterly basis for the Company (in millions, except per share amounts):

                                    FIRST    SECOND   THIRD    FOURTH
   1998                            QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
   ----                            -------- -------- -------- -------- --------
   Net sales......................  $663.2   $695.3   $702.0   $699.5  $2,760.0
   Gross profit...................   241.5    259.9    242.6    259.4   1,003.4
   Operating income...............    76.9     99.2     68.8     72.5     317.4
   Net income.....................    47.2     66.3     49.8     53.7     217.0
   Basic and diluted earnings per
    share.........................    0.30     0.43     0.32     0.35      1.40

                                    FIRST    SECOND   THIRD    FOURTH
   1997                            QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
   ----                            -------- -------- -------- -------- --------
   Net sales......................  $572.2   $579.9   $623.0   $633.3  $2,408.4
   Gross profit...................   197.6    205.5    221.3    232.4     856.8
   Operating income (loss)........    51.1     45.4    (21.8)    66.9     141.6
   Net income (loss)..............    36.7     30.9    (76.4)    36.5      27.7
   Basic and diluted earnings per
    share.........................    0.24     0.20    (0.50)    0.24      0.18

  During the second quarter of 1998, the Company received a net litigation settlement in the amount of $9.8 million. In addition, during the third quarter of 1998, the Company incurred incremental costs in the aggregate amount of $15.8 million related to furniture distribution process changes, the restructuring and disposition of a non-furniture related manufacturing facility, the relocation of a showroom facility and certain manufacturing equipment write-offs. Finally, during the fourth quarter of 1998, the Company incurred incremental costs of $7.6 million related to the Employee Stock Grant and the initial public offering.

  During the second quarter of 1997, one of the Company's subsidiaries recorded a restructuring charge, including an intangible asset write-off, aggregating approximately $8.6 million. In addition, during the third quarter of 1997, certain patent litigation was resolved. See Note 11 to the Consolidated Financial Statements.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

  We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 27, 1998 and February 28, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 27, 1998. Our audits also included the financial statement schedule for the three years in the period ended February 27, 1998 as listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 27, 1998 and February 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 20, 1998

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  The consolidated financial statements and other financial information contained in this annual report were prepared by management in conformity with generally accepted accounting principles. In preparing these financial statements, reasonable estimates and judgments have been made when necessary.

  Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of the financial records. The concept of reasonable assurance recognizes that there are inherent limitations in any control system and that the cost of maintaining a control system should not exceed the expected benefits to be derived therefrom. Management believes its system of internal control effectively meets its objective of reliable financial reporting.

  The Audit Committee of the Board of Directors meets periodically with management and the independent accountants to review and discuss audit findings and other financial and accounting matters. The independent accountants have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.

  The Company's independent accountants are engaged to audit the Company's consolidated financial statements, in accordance with generally accepted auditing standards for the purpose of expressing an opinion on the financial statements.

Alwyn Rougier-Chapman
Senior Vice President--Finance,
Chief Financial Officer and Treasurer

                                                                     SCHEDULE II

                                 STEELCASE INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

 COLUMN A                  COLUMN B        COLUMN C         COLUMN D      COLUMN E
 --------                 ---------- --------------------- ----------   -------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT   CHARGED    CHARGED
                          BEGINNING  TO COSTS AND TO OTHER               BALANCE AT
DESCRIPTION               OF PERIOD    EXPENSES   ACCOUNTS DEDUCTIONS   END OF PERIOD
-----------               ---------- ------------ -------- ----------   -------------
Reserves deducted in the
 consolidated balance
 sheet from the assets
 to which they apply:
  Year ended February
   27, 1998:
    Allowances for
     losses on Accounts
     Receivable.........    $23.0        $6.7                $(2.1)         $31.8
    Allowances for
     losses on Notes Re-
     ceivable...........    $ 9.2        $3.0                $ 1.8 (A)      $10.4
  Year ended February
   28, 1997:
    Allowances for
     losses on Accounts
     Receivable.........    $20.4        $4.8                $ 2.2 (A)      $23.0
    Allowances for
     losses on Notes Re-
     ceivable...........    $ 9.1        $7.7                $ 7.6 (A)      $ 9.2
  Year ended February
   23, 1996:
    Allowances for
     losses on Accounts
     Receivable.........    $14.7        $8.7                $ 3.0 (A)      $20.4
    Allowances for
     losses on Notes Re-
     ceivable...........    $ 9.1        $2.0                $ 2.0 (A)      $ 9.1

--------
Note (A)--Excess of accounts written off over recoveries.

                               INDEX OF EXHIBITS

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
   NO.                           DESCRIPTION                           NUMBER
 -------                         -----------                         ----------
  3.1      --Second Restated Articles of Incorporation of the Com-
            pany(1)
  3.2      --Amended By-laws of the Company, as amended
 10.1      --Deferred Compensation Agreement dated January 12,
            1998, between Steelcase Inc. and James Hackett(3)
 10.2      --Deferred Compensation Agreement dated January 12,
            1998, between Steelcase Inc. and Robert Ballard(3)
 10.3      --Deferred Compensation Agreement dated January 12,
            1998, between Steelcase Inc. and Alwyn Rougier-Chap-
            man(2)
 10.4      --Deferred Compensation Agreement dated January 13,
            1998, between Steelcase Inc. and James Mitchell(3)
 10.5      --Steelcase Inc. Incentive Compensation Plan(1)
 10.6      --Amended and Restated Steelcase Inc. Management Incen-
            tive Plan(2)
 10.7      --Steelcase Inc. 1994 Executive Supplemental Retirement
            Plan(2)
 10.8      --Deferred Compensation Agreement dated May 4, 1998,
            between Steelcase Inc. and
            William P. Crawford
 21.1      --Subsidiaries of the Company(2)
 23.1      --Consent of BDO Seidman, LLP
 27.1      --Financial Data Schedule

--------
(1) Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission ("Commission") on December 5, 1997.
(2) Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.
(3) Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.