Form 10-Q
period 1998-05-29
STEELCASE INC
filed 1998-07-10
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 29, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13873

                                STEELCASE INC.

               MICHIGAN                              38-0819050
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

            901 44TH STREET                             49508
        GRAND RAPIDS, MICHIGAN                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (616) 247-2710
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No
     X

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of June 30, 1998, the Registrant had outstanding 19,287,545 shares of Class A Common Stock and 135,125,450 shares of Class B Common Stock.

  Exhibit index located on page number 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                       FOR THE QUARTER ENDED MAY 29, 1998

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
    Three Months Ended May 29, 1998 and May 30, 1997..................      3
  Condensed Consolidated Balance Sheets
    As of May 29, 1998 and February 27, 1998..........................      4
  Condensed Consolidated Statements of Cash Flows
    Three Months Ended May 29, 1998 and May 30, 1997..................      5
  Notes to Condensed Consolidated Financial Statements................    6-7
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   8-10
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K..............................     11
Signatures............................................................     12
Exhibit Index.........................................................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                            --------------------
                                                             MAY 29,    MAY 30,
                                                              1998       1997
                                                            ---------  ---------
Net sales.................................................  $   672.3  $   663.2
Cost of sales.............................................      419.1      421.7
                                                            ---------  ---------
Gross profit..............................................      253.2      241.5
Selling, general and administrative expenses..............      174.9      164.6
                                                            ---------  ---------
Operating income..........................................       78.3       76.9
Other income, net.........................................        3.7        5.1
                                                            ---------  ---------
Income before provision for income taxes and equity in net
 income (loss) of joint ventures and dealer transitions...       82.0       82.0
Provision for income taxes................................       31.3       31.6
                                                            ---------  ---------
Income before equity in net income (loss) of joint
 ventures and dealer transitions..........................       50.7       50.4
Equity in net income (loss) of joint ventures and dealer
 transitions..............................................        3.3       (3.2)
                                                            ---------  ---------
Net income................................................  $    54.0  $    47.2
                                                            =========  =========
Basic and Diluted earnings per share......................  $    0.35  $    0.30
                                                            =========  =========
Dividends per share of common stock.......................  $    0.10  $    0.10
                                                            =========  =========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                               (UNAUDITED)
                                                                 MAY 29,   FEB. 27,
                            ASSETS                                1998       1998
                            ------                             ----------- --------
Current assets:
  Cash and cash equivalents...................................  $  142.4   $  103.1
  Accounts receivable, net....................................     354.9      364.3
  Notes receivable and leased assets..........................     136.5      142.1
  Income taxes receivable.....................................       --        32.8
  Inventories.................................................      99.9      105.8
  Other current assets........................................      76.2       76.9
                                                                --------   --------
      Total current assets....................................     809.9      825.0
                                                                --------   --------
Property and equipment, net...................................     683.3      671.2
Notes receivable and leased assets............................     163.2      158.0
Joint ventures and dealer transitions.........................     117.0      115.9
Other assets..................................................     235.3      237.1
                                                                --------   --------
      Total assets............................................  $2,008.7   $2,007.2
                                                                ========   ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts and notes payable..................................  $   98.3   $  117.8
  Accrued expenses:
    Employee compensation.....................................      97.7      103.9
    Employee benefit plan obligations.........................      50.5       59.1
    Other.....................................................     163.6      189.1
                                                                --------   --------
      Total current liabilities...............................     410.1      469.9
                                                                --------   --------
Long-term liabilities:
  Employee benefit plan obligations...........................     191.4      191.2
  Other long-term liabilities.................................      16.4       13.7
                                                                --------   --------
      Total long-term liabilities.............................     207.8      204.9
                                                                --------   --------
      Total liabilities.......................................     617.9      674.8
                                                                --------   --------
Commitments and contingencies.................................
Shareholders' equity:
  Preferred Stock.............................................       --         --
  Common Stock--Class A.......................................      65.9       41.1
  Common Stock--Class B.......................................     328.5      328.5
  Accumulated other comprehensive income:
    Cumulative translation adjustment.........................     (19.5)     (14.5)
  Retained earnings...........................................   1,015.9      977.3
                                                                --------   --------
      Total shareholders' equity..............................   1,390.8    1,332.4
                                                                --------   --------
      Total liabilities and shareholders' equity..............  $2,008.7   $2,007.2
                                                                ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                           ---------------------
                                                            MAY 29,     MAY 30,
                                                             1998        1997
                                                           ---------   ---------
OPERATING ACTIVITIES
  Net income.............................................. $    54.0   $    47.2
  Depreciation and amortization...........................      24.2        22.9
  Changes in current assets and liabilities...............     (16.7)       10.5
  Other, net..............................................       5.9         6.5
                                                           ---------   ---------
    Net cash provided by operating activities.............      67.4        87.1
                                                           ---------   ---------
INVESTING ACTIVITIES
  Capital expenditures....................................     (38.4)      (20.7)
  Other, net..............................................       0.9        (4.0)
                                                           ---------   ---------
    Net cash used in investing activities.................     (37.5)      (24.7)
                                                           ---------   ---------
FINANCING ACTIVITIES
  Common stock issuance...................................      24.8         --
  Dividends paid..........................................     (15.4)      (14.9)
                                                           ---------   ---------
    Net cash provided by (used in) financing activities...       9.4       (14.9)
                                                           ---------   ---------
    Net increase in cash and cash equivalents.............      39.3        47.5
      Cash and cash equivalents, beginning of period......     103.1       174.0
                                                           ---------   ---------
      Cash and cash equivalents, end of period............ $   142.4   $   221.5
                                                           =========   =========



     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 27, 1998 (the "10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

  Effective March 1, 1995, the Company changed its fiscal year-end from February 28 to the last Friday of February. In addition, the Company standardized its fiscal quarters to include 13 weeks.

INVENTORIES

  Inventories consist of (in millions):

                                                                MAY 29,  FEB. 27,
                                                                 1998      1998
                                                                -------  --------
      Finished goods........................................... $ 41.3    $ 42.9
      Work in process..........................................   33.5      30.8
      Raw materials............................................   76.7      83.7
                                                                ------    ------
                                                                 151.5     157.4
      LIFO reserve.............................................  (51.6)    (51.6)
                                                                ------    ------
                                                                $ 99.9    $105.8
                                                                ======    ======

INITIAL PUBLIC OFFERING

  Effective February 18, 1998, certain of the Company's shareholders ("Selling Shareholders") sold 13,972,500 shares of Class A Common Stock in an initial public offering at a price of $28.00 per share (the "Offering"). In connection with the Offering, the Company completed a recapitalization of its existing preferred and common stock, the impact of which has been given retroactive effect in the consolidated financial statements of the Company. In addition, the Company purchased 1,650,000 shares of Class B Common Stock from the Selling Shareholders at the same price at which the shares of Class A Common Stock were sold to the Underwriters in the Offering to fulfill the Employee Stock Grant and the Employee Discount Option Grant.

  Pursuant to the Employee Discount Option Grant, eligible employees were permitted to purchase up to 100 shares of Class A Common Stock from the Company at a purchase price of $23.80 per share. This purchase was completed during the three months ended May 29, 1998 and resulted in net proceeds of $24.8 million being received by the Company.

  The recapitalization and resulting capital structure, as well as the Employee Stock Grant and the Employee Discount Option Grant are further described in the Company's 10-K Report.

EARNINGS PER SHARE

  As of February 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., stock options) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding including all dilutive shares that could potentially be issued applying the treasury stock method. All prior period EPS data have been restated to conform to this statement.

                                STEELCASE INC.

                                  (UNAUDITED)


  The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS (in millions):

                                                             THREE MONTHS ENDED
                                                             --------------------
                                                              MAY 29,    MAY 30,
                                                               1998       1997
                                                             ---------  ---------
NUMERATORS:
Net income numerator for both basic and diluted EPS......... $    54.0  $    47.2
                                                             =========  =========
DENOMINATORS:
Denominator for basic EPS--Weighted average common shares
 outstanding................................................     153.7      154.9
  Potentially dilutive shares resulting from stock options..       0.3        --
                                                             ---------  ---------
Denominator for diluted EPS.................................     154.0      154.9
                                                             =========  =========

COMPREHENSIVE INCOME

  SFAS 130, Reporting Comprehensive Income, issued in June 1997, was adopted by the Company during the three months ended May 29, 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholders' equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners.

  Comprehensive income and its components consist of the following (in millions):

                                                          THREE MONTHS ENDED
                                                          ---------------------
                                                           MAY 29,     MAY 30,
                                                             1998        1997
                                                          ---------   ---------
Net income...............................................      $54.0       $47.2
Other comprehensive income:
  Foreign currency translation adjustments...............       (5.0)       (8.5)
                                                           ---------   ---------
Comprehensive income.....................................  $    49.0   $    38.7
                                                           =========   =========

  Accumulated other comprehensive income totaled $(19.5) million and $(14.5) million at May 29, 1998 and February 27, 1998, respectively. During the three month periods ended May 29, 1998 and May 30, 1997, translation adjustments of $(5.0) million and $(8.5) million, respectively, resulting from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries and joint ventures and related fluctuation in exchange rates, were charged directly to a component of shareholder's equity in the accompanying condensed consolidated balance sheets.

JOINT VENTURES AND DEALER TRANSITIONS

  The Company's investments in and advances to its unconsolidated joint ventures and dealer transitions consist of an investment in Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., investments in dealer transitions, and other joint ventures and alliances.

  Summarized financial information for Steelcase Strafor, for the three months ended March 31, 1998 and 1997, is as follows (in millions):

                                                                  THREE MONTHS
                                                                   ENDED MARCH
                                                                       31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
      Results of Operations:
        Revenues................................................. $126.7 $116.2
        Operating income.........................................   14.3    5.5
        Net income...............................................    5.6   (0.4)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in the 10-K Report.

RESULTS OF OPERATIONS

  The following table sets forth condensed consolidated statement of income data for the three months ended May 29, 1998 and May 30, 1997.

                                                      THREE MONTHS
                                                          ENDED      PERCENTAGE
                                                     ---------------   CHANGE
                                                     MAY 29, MAY 30, INCREASE/
                                                      1998    1997   (DECREASE)
                                                     ------- ------- ----------
Net sales...........................................  100.0%  100.0%     1.4%
Cost of sales.......................................   62.3    63.6     (0.6)%
                                                      -----   -----
Gross profit........................................   37.7    36.4      4.8%
Selling, general and administrative expenses........   26.0    24.8      6.3%
                                                      -----   -----
Operating income....................................   11.7    11.6      1.8%
Other income, net...................................    0.5     0.8    (27.5)%
                                                      -----   -----
Income before provision for income taxes and equity
 in net income (loss) of joint ventures and dealer
 transitions........................................   12.2    12.4      --
Provision for income taxes..........................    4.7     4.8     (1.0)%
                                                      -----   -----
Income before equity in net income (loss) of joint
 ventures and dealer transitions....................    7.5     7.6      0.6%
Equity in net income (loss) of joint ventures and
 dealer transitions.................................    0.5    (0.5)     n/m(1)
                                                      -----   -----
Net income..........................................    8.0%    7.1%    14.4%
                                                      =====   =====

(1) not meaningful

THREE MONTHS ENDED MAY 29, 1998 COMPARED TO THREE MONTHS ENDED MAY 30, 1997

  Steelcase Inc. posted increased net sales for the three months ended May 29, 1998, rising by 1.4% over the three months ended May 30, 1997. This increase resulted from a net increase in domestic sales, which include the Company's U.S. office furniture business and certain service-oriented and other businesses, but was offset by a decrease in international sales. The Company's U.S. office furniture net sales rose 2.7% for the three months ended May 29, 1998 versus the three months ended May 30, 1997. Management believes this softer than expected growth in U.S. office furniture shipments was primarily a result of the Company's major accounts changing their buying patterns and delaying order activity to the second half of the year. The remainder of the Company's domestic net sales were slightly behind last year due to the disposal of a product line and distributor within our Attwood marine business. The Company's non-domestic net sales decreased 9.4% for the three months ended May 29, 1998 versus the three months ended May 30, 1997. Several factors contributed to this decrease: first, Canadian sales remained relatively flat between the comparable quarters; second, the Company experienced a reduction in export projects throughout Japan, Asia and Latin America; and third, the Company's Japanese subsidiary was recently reorganized and is now receiving royalty income instead of recording sales as reflected in the comparable quarter of the prior year.

  Gross profit increased by 4.8% for the three months ended May 29, 1998 versus the three months ended May 30, 1997. As a percentage of net sales, gross profit for the three months ended May 29, 1998 also increased to 37.7% from 36.4% for the three months ended May 30, 1997. The improvement in gross profit was driven primarily by the Company's continued focus on cost containment and facility rationalization, as well as the Company's ability to negotiate better raw material prices and quality with its vendors.

  Selling, general and administrative expenses increased by 6.3% for the three months ended May 29, 1998 versus the three months ended May 30, 1997. As a percentage of net sales, selling, general and administrative

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

expenses for the three months ended May 29, 1998 also increased to 26.0% from 24.8% for the three months ended May 30, 1997. The increase was primarily a result of three on-going efforts throughout the Company: first, the Company is in the midst of an extensive training effort in order to educate its dealers and salespeople on the new Pathways-based products; second, the Company continues to make substantial investments in SAP, a comprehensive information management system ("SAP"); and third, the Company continues to devote resources to research and new product development and launch activities.

  Other income, net, decreased $1.4 million, or (27.5)%, primarily as a result of decreased interest income attributable to lower average cash balances during the three months ended May 29, 1998 versus the three months ended May 30, 1997.

  Income tax expense for the three months ended May 29, 1998 was 38.2% of income before taxes, as compared to 38.5% for the three months ended May 30, 1997. The drop in the effective income tax rate is attributable to a number of items including an increase in non-taxable income during the current period relating to corporate-owned life insurance and the non-deductibility of IPO-related expenses in the prior year which impacted the effective tax rate which was recorded for the three month period ended May 30, 1997.

  Income from joint ventures and dealer transitions increased to $3.3 million for the three months ended May 29, 1998 from a loss of $3.2 million for the three months ended May 30, 1997. The Company's 50% share in Steelcase Strafor contributed $2.8 million of income for the three months ended May 29, 1998 compared to a loss of $0.2 million for the three months ended May 30, 1997. Steelcase Strafor is realizing strong sales increases over the prior year arising from positive macroeconomic conditions in the European market. In addition the Company's owned dealers contributed $0.5 million for the three months ended May 29, 1998 compared to a loss of $2.4 million for the three months ended May 30, 1997.

  For the reasons set forth above, net income increased 14.4% to $54.0 million for the three months ended May 29, 1998 from $47.2 million for the three months ended May 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to have no long-term debt, satisfying its cash and capital requirements through cash generated from operating activities, which aggregated $67.4 million for the three months ended May 29, 1998 versus $87.1 million for the three months ended May 30, 1997. Cash, and cash equivalents were $142.4 million at May 29, 1998. These funds, in addition to cash generated from future operations, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

  The Company's capital expenditures were $38.4 million for the three months ended May 29, 1998 compared to $20.7 million for the three months ended May 30, 1997. The Company expects capital expenditures for the remainder of the current year to continue to outpace the prior year as a result of the Company's ongoing investments in corporate and showroom facilities, new product development, SAP implementation and new manufacturing equipment intended to increase plant capacity. While certain costs of purchasing and implementing SAP have been and will continue to be capitalized and amortized over the software's expected useful life, costs associated with certain modifications, year 2000 related matters, data preparation and training will be expensed as incurred.

  An issue affecting Steelcase and most other companies is whether computer systems and applications will recognize and process dates beyond the year 2000. Since 1995, the Company has been reviewing potential issues associated with computer applications that could fail or generate erroneous results by or at the year 2000 ("Year 2000 Issues") and expects to conclude its review and address all these issues prior to the year ending February 26, 1999. To date, the cost to the Company of analyzing these potential problems, identifying actual applications that need to be addressed and modifying its computer applications has not been material. Based upon its current

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

SAFE HARBOR PROVISION

  There are certain forward-looking statements under the Liquidity and Capital Resources section, particularly those with respect to the Company's future liquidity and capital needs, future capital expenditures and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 Issues. Such statements involve certain risks and uncertainties that could cause actual results to vary from the stated expectations.

RECENTLY ISSUED ACCOUNTING STANDARDS


  The Company's condensed consolidated balance sheets and the related condensed consolidated statements of income, and cash flows will not be materially affected by implementation of SFAS No. 131 and SFAS No. 132. No other recently issued accounting pronouncements are expected to have a material impact on the Company.

  SFAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for the Company for the year ending February 23, 2001. The adoption of this statement is not expected to have a material impact on the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  1. EXHIBITS

    See Exhibit Index

  2. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the three months ended May 29, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Steelcase Inc.

Date: July 10, 1998

                                              /s/ Alwyn Rougier-Chapman
                                          -------------------------------------
                                                  Alwyn Rougier-Chapman
                                             Senior Vice President--Finance,
                                               Chief Financial Officer and
                                            Treasurer (Duly Authorized Officer
                                             and Principal Financial Officer)

                                 EXHIBIT INDEX

DESIGNATION                                            DESCRIPTION
-----------                                            -----------
27.1         Financial Data Schedule, for the three months ended May 29, 1998 and May 30, 1997, respectively.