Form 10-Q
period 1998-08-28
STEELCASE INC
filed 1998-10-09
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1998
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                                (616) 247-2710
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X   NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of October 2, 1998, the Registrant had outstanding 22,438,706 shares of Class A Common Stock and 131,624,289 shares of Class B Common Stock.

Exhibit index located on page number 17.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 28, 1998

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Six Months Ended August 28, 1998 and August 29, 1997.....      3
  Condensed Consolidated Balance Sheets
   As of August 28, 1998 and February 27, 1998........................      4
  Condensed Consolidated Statements of Cash Flows
   Six Months Ended August 28, 1998 and August 29, 1997...............      5
  Notes to Condensed Consolidated Financial Statements................    6-8
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   9-14
Part II. Other Information
Item 5. Other Information.............................................     15
Item 6. Exhibits and Reports on Form 8-K..............................     15
Signatures............................................................     16
Exhibit Index.........................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                        --------------------  -----------------
                                        AUG. 28,   AUG. 29,   AUG. 28, AUG. 29,
                                          1998       1997       1998     1997
                                        ---------  ---------  -------- --------
Net sales.............................   $   704.0  $   695.3 $1,376.3 $1,358.5
Cost of sales.........................       438.8      435.4    857.9    857.1
                                         ---------  --------- -------- --------
Gross profit..........................       265.2      259.9    518.4    501.4
Selling, general and administrative
 expenses.............................       173.4      160.7    348.3    325.3
                                         ---------  --------- -------- --------
Operating income......................        91.8       99.2    170.1    176.1
Other income, net.....................         5.0        5.2      8.7     10.3
                                         ---------  --------- -------- --------
Income before provision for income
 taxes and equity in net income (loss)
 of joint ventures and dealer
 transitions..........................        96.8      104.4    178.8    186.4
Provision for income taxes............        36.6       40.2     67.9     71.8
                                         ---------  --------- -------- --------
Income before equity in net income
 (loss) of joint ventures and dealer
 transitions..........................        60.2       64.2    110.9    114.6
Equity in net income (loss) of joint
 ventures and dealer transitions......         2.5        2.1      5.8     (1.1)
                                         ---------  --------- -------- --------
Net income............................   $    62.7  $    66.3 $  116.7 $  113.5
                                         =========  ========= ======== ========
Basic and Diluted earnings per share..   $    0.41  $    0.43 $   0.76 $   0.73
                                         =========  ========= ======== ========
Dividends per share of common stock...   $    0.10  $    0.10 $   0.20 $   0.20
                                         =========  ========= ======== ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                           (UNAUDITED)
                                                            AUG. 28,   FEB. 27,
                                                              1998       1998
                                                           ----------- --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $  192.7   $  103.1
  Accounts receivable, net................................     360.7      364.3
  Notes receivable and leased assets......................     140.1      142.1
  Income taxes receivable.................................       --        32.8
  Inventories.............................................     100.5      105.8
  Other current assets....................................      71.2       76.9
                                                            --------   --------
      Total current assets................................     865.2      825.0
Property and equipment, net...............................     687.9      671.2
Notes receivable and leased assets........................     171.0      158.0
Joint ventures and dealer transitions.....................     121.5      115.9
Other assets..............................................     235.6      237.1
                                                            --------   --------
      Total assets........................................  $2,081.2   $2,007.2
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts and notes payable..............................  $   92.4   $  117.8
  Accrued expenses:
    Employee compensation.................................     120.9      103.9
    Employee benefit plan obligations.....................      44.2       59.1
    Other.................................................     178.6      189.1
                                                            --------   --------
      Total current liabilities...........................     436.1      469.9
                                                            --------   --------
Long-term liabilities:
  Employee benefit plan obligations.......................     200.1      191.2
  Other long-term liabilities.............................      19.1       13.7
                                                            --------   --------
      Total long-term liabilities.........................     219.2      204.9
                                                            --------   --------
      Total liabilities...................................     655.3      674.8
                                                            --------   --------
Shareholders' equity:
  Common stock............................................     386.4      369.6
  Accumulated other comprehensive income:
   Cumulative translation adjustment......................     (23.1)     (14.5)
   Unrealized loss on investments.........................      (0.6)       --
  Retained earnings.......................................   1,063.2      977.3
                                                            --------   --------
      Total shareholders' equity..........................   1,425.9    1,332.4
                                                            --------   --------
      Total liabilities and shareholders' equity..........  $2,081.2   $2,007.2
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                -----------------
                                                                AUG. 28, AUG. 29,
                                                                  1998     1997
                                                                -------- --------
OPERATING ACTIVITIES
  Net income...................................................  $116.7   $113.5
  Depreciation and amortization................................    51.3     46.4
  Changes in current assets and liabilities....................     2.9     18.3
  Other, net...................................................     8.2     17.5
                                                                 ------   ------
    Net cash provided by operating activities..................   179.1    195.7
                                                                 ------   ------
INVESTING ACTIVITIES
  Capital expenditures.........................................   (75.0)   (49.0)
  Other, net...................................................    (0.5)   (18.3)
                                                                 ------   ------
    Net cash used in investing activities......................   (75.5)   (67.3)
                                                                 ------   ------
FINANCING ACTIVITIES
  Common stock issuance........................................    24.8      --
  Common stock repurchase......................................    (8.0)     --
  Dividends paid...............................................   (30.8)   (29.9)
                                                                 ------   ------
    Net cash used in financing activities......................   (14.0)   (29.9)
                                                                 ------   ------
    Net increase in cash and cash equivalents..................    89.6     98.5
      Cash and cash equivalents, beginning of period...........   103.1    174.0
                                                                 ------   ------
      Cash and cash equivalents, end of period.................  $192.7   $272.5
                                                                 ======   ======



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

INVENTORIES

  Inventories consist of (in millions):

                                                               AUG. 28, FEB. 27,
                                                                 1998     1998
                                                               -------- --------
   Finished goods.............................................  $ 44.8   $ 42.9
   Work in process............................................    34.3     30.8
   Raw materials..............................................    72.5     83.7
                                                                ------   ------
                                                                 151.6    157.4
   LIFO reserve...............................................   (51.1)   (51.6)
                                                                ------   ------
                                                                $100.5   $105.8
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

COMMON STOCK REPURCHASE PROGRAM

  Effective June 17, 1998, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 3 million shares of common stock. During the second quarter of 1999, the Company repurchased 350,000 Class A common shares at a cost of $8.0 million. As of August 28, 1998, 2,650,000 shares remained available for repurchase under the program.

                                STEELCASE INC.

                                  (UNAUDITED)
EARNINGS PER SHARE

  As of February 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., stock options) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding including all dilutive shares that could potentially be issued applying the treasury stock method. All prior period EPS data have been restated to conform to this statement. The following table reconciles the numerator and denominators used in the calculations of basic and diluted EPS (in millions):

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                       ---------------------   -----------------
                                       AUG. 28,    AUG. 29,    AUG. 28, AUG. 29,
                                         1998        1997        1998     1997
                                       ---------   ---------   -------- --------
NUMERATORS:
Net income numerator for both basic
 and diluted EPS.....................       $62.7       $66.3   $116.7   $113.5
                                        =========   =========   ======   ======
DENOMINATORS:
Denominator for both basic and
 diluted EPS--Weighted average common
 shares outstanding..................       154.3       154.9    153.8    154.9
                                        =========   =========   ======   ======

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

  Comprehensive income and its components consist of the following (in millions):

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                      ----------------------    -----------------
                                      AUG. 28,     AUG. 29,     AUG. 28, AUG. 29,
                                        1998         1997         1998     1997
                                      ---------    ---------    -------- --------
Net income...........................      $62.7        $66.3    $116.7   $113.5
Other comprehensive income:
  Foreign currency translation
   adjustments.......................       (3.6)        (5.3)     (8.6)   (13.8)
  Unrealized loss on investments.....       (0.6)         --       (0.6)     --
                                       ---------    ---------    ------   ------
Comprehensive income.................      $58.5        $61.0    $107.5    $99.7
                                       =========    =========    ======   ======

  Accumulated other comprehensive income totaled $(23.7) million and $(14.5) million at August 28, 1998 and February 27, 1998, respectively. During the six-month periods ended August 28, 1998 and August 29, 1997, translation adjustments of $(8.6) million and $(13.8) million, respectively, resulting from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries and joint ventures and related fluctuation in exchange rates, were charged directly to a component of shareholder's equity in the accompanying condensed consolidated balance sheets.

                                STEELCASE INC.

                                  (UNAUDITED)
JOINT VENTURES AND DEALER TRANSITIONS

  The Company's investments in and advances to its unconsolidated joint ventures and dealer transitions consist of an investment in Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., investments in dealer transitions, and other joint ventures and alliances.

  Summarized financial information for Steelcase Strafor, for the three and six months ended June 30, 1998 and 1997, is as follows (in millions):

                                                  THREE MONTHS     SIX MONTHS
                                                 ENDED JUNE 30,  ENDED JUNE 30,
                                                 --------------- ---------------
                                                   1998    1997    1998    1997
                                                 ------- ------- ------- -------
Results of Operations:
  Revenues......................................  $131.3  $111.9  $258.0  $223.3
  Operating income..............................    12.6     6.7    26.9    11.6
  Net income....................................     5.5     1.2    11.1     0.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the 10-K Report.

RESULTS OF OPERATIONS

  The following table sets forth condensed consolidated statement of income data for the three and six months ended August 28, 1998 and August 29, 1997.

                         THREE MONTHS ENDED        PERCENTAGE SIX MONTHS ENDED  PERCENTAGE
                         ----------------------      CHANGE   -----------------   CHANGE
                         AUG. 28,     AUG. 29,     INCREASE/  AUG. 28, AUG. 29,  INCREASE
                           1998         1997       (DECREASE)   1998     1997   (DECREASE)
                         ---------    ---------    ---------- -------- -------- ----------
Net sales...............      100.0%       100.0%      1.3%    100.0%   100.0%      1.3%
Cost of sales...........       62.3         62.6       0.8%     62.3     63.1       0.1%
                          ---------    ---------               -----    -----
Gross profit............       37.7         37.4       2.0%     37.7     36.9       3.4%
Selling, general and
 administrative
 expenses...............       24.7         23.1       7.9%     25.3     24.0       7.1%
                          ---------    ---------               -----    -----
Operating income........       13.0         14.3      (7.5)%    12.4     12.9      (3.4)%
Other income, net.......        0.8          0.7      (3.8)%     0.6      0.8     (15.5)%
                          ---------    ---------               -----    -----
Income before provision
 for income taxes and
 equity in net income
 (loss) of joint
 ventures and dealer
 transitions............       13.8         15.0      (7.3)%    13.0     13.7      (4.1)%
Provision for income
 taxes..................        5.2          5.8      (9.0)%     4.9      5.3      (5.4)%
                          ---------    ---------               -----    -----
Income before equity in
 net income (loss) of
 joint ventures and
 dealer transitions.....        8.6          9.2      (6.2)%     8.1      8.4      (3.2)%
Equity in net income
 (loss) of joint
 ventures and dealer
 transitions............        0.3          0.3      19.1%      0.4     (0.1)      n/m(1)
                          ---------    ---------               -----    -----
Net income..............        8.9%         9.5%     (5.4)%     8.5%     8.3%      2.8%
                          =========    =========               =====    =====

(1) not meaningful

OVERVIEW

  Second quarter 1999 net sales increased 1.3% over the prior year second quarter and set a new quarterly record at $704.0 million. Net sales of $1,376.3 million for the six month period ended August 28, 1998 increased 1.3% over the same period of the prior year. Second quarter net income was $62.7 million, a decrease of 5.4% over one year ago, and basic and diluted earnings per share was $0.41. Net income for the current six month period was $116.7 million, an increase of 2.8% over the prior year, and basic and diluted earnings per share was $0.76. Excluding last year's second quarter non-recurring gain from the litigation settlement, noted below, consolidated net income for the second quarter and first six months of 1999 increased 4.0% and 8.6%, respectively, over the comparable periods of the prior year.

THREE AND SIX MONTHS ENDED AUGUST 28, 1998 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 29, 1997

  Steelcase Inc. posted record net sales, increasing 1.3% over the second quarter of 1998. Consolidated net sales for the six months ended August 28, 1998 also increased 1.3% over the six months ended August 29, 1997. The increases resulted from a net increase in the Company's U.S. office furniture business, which was offset by decreases in the Company's international and other business units. The Company's U.S. office furniture net sales for Q2 1999 and the first half of 1999 increased 2.9% and 2.8%, respectively, compared to Q2 1998 and the first half of 1998. The Business and Institutional Furniture Manufacturers' Association ("BIFMA") reported increases for the months of June and July 1998 of 8% and 3% for orders and 9% and 11% for shipments. BIFMA reported increases for the seven month period ended July 1998 of 6% for orders and 10% for shipments. Management believes that the Company's softer than expected growth in net sales was primarily due to deferred spending actions on the part of many of the Company's large corporate accounts or World Wide Accounts ("WWA") which are principally comprised of multinational corporations. Several large corporate accounts have exposure to the current financial volatility in the Asian, Russian and Latin American markets. Additionally, several of these accounts have also delayed spending as a result of domestic merger and acquisition activities.

  Net sales growth for Q2 1999 and the first half of 1999 compared to Q2 1998 and the first half of 1998, of 20.2% and 19.8%, respectively, for the Company's Design Partnership, Wood, Revest and Turnstone businesses was offset by a 1.4% and 1.9% decrease for the respective periods in the Company's Steel operations. The Steel operations are the Company's largest business unit and represent approximately 75% of annualized U.S. revenues. Management believes that the decrease in net sales growth of the Steel operations is attributable to the impact of decreased sales to WWA. Sales to WWA decreased by approximately 2% from Q2 1998 to Q2 1999 due to approximately 60% of the accounts lagging Q2 1998's sales rates.

  The remainder of the Company's domestic net sales was slightly behind last year due to the disposal of a product line and distributor within the Company's marine business. The Company's non-domestic net sales decreased 11.5% for Q2 1999 versus Q2 1998 and decreased 10.1% for the first half of 1999 versus the first half of 1998. Several factors contributed to these decreases; first, Canadian sales remained relatively flat between the comparable periods, but were adversely affected by unfavorable exchange rates; second, the Company experienced a reduction in export projects in Latin America and flat sales in Asia; and third, the Company's Japanese subsidiary was reorganized and is now receiving royalty income instead of recording sales as reflected in the comparable period of the prior year.

  Gross profit increased by 2.0% for Q2 1999 versus Q2 1998 and increased by 3.4% for the first half of 1999 versus the first half of 1998. As a percentage of net sales, gross profit for the three months ended August 28, 1998 increased to 37.7% from 37.4% for the three months ended August 29, 1997. Gross profit for the six months ended August 28, 1998 also increased to 37.7% from 36.9% for the six months ended August 29, 1997. The net improvements in gross profit were driven primarily by the Company's ability to improve efficiency within the manufacturing process. Increased gross profits are primarily attributable to cost containment efforts, facility rationalization, and collaborative process improvements with the Company's vendors to improve quality and reduce raw material prices.

  Selling, general and administrative expenses increased from 23.1% of net sales for Q2 1998 to 24.7% of net sales for Q2 1999 and increased from 24.0% of net sales for the first half of 1998 to 25.3% of net sales for the first half of 1999, primarily as a result of the impact on last year's operating expenses of a non-recurring pretax gain of $9.8 million, or 1.4% and 0.7% of prior year's Q2 and first half net sales, respectively, related to a litigation settlement. Excluding the effects of the litigation settlement, the net increases were primarily a result of three on-going efforts throughout the
Company: first, the Company is in the midst of an extensive training effort to educate its dealers and salespeople on the new Pathways-based products; second, the Company continues to make substantial investments in SAP, a comprehensive information management system ("SAP"); and third, the Company continues to devote resources to research, new product development and new product launch activities such as the Answer office furniture system.

  Other income, net, decreased $0.2 million in the second quarter of 1999 and $1.6 million for the first six months of 1999, or 3.8% and 15.5%, respectively, over the comparable periods of the prior year. The decreases were primarily a result of decreased interest income attributable to lower average cash balances during the three and six months ended August 28, 1998, versus the three and six months ended August 29, 1997.

  Income tax expense for Q2 1999 was 37.8% of income before taxes, as compared to 38.5% for Q2 1998. Income tax expense for the first half of 1999 was 38.0% of income before taxes, as compared to 38.5% for the first half of 1998. The decreases in the effective income tax rates were attributable to a number of items including an increase in non-taxable income during the current periods relating to corporate-owned life insurance and the non-deductibility of IPO-related expenses in the prior year which impacted the effective tax rate recorded for the first half of 1998.

  Equity in net income from joint ventures and dealer transitions increased to $2.5 million for Q2 1999 from $2.1 million for Q2 1998 and increased to $5.8 million for the first half of 1999 from a $1.1 million loss for the first half of 1998. The Company's 50% share in Steelcase Strafor contributed an increase from $0.6 million of equity in earnings for Q2 1998 to $2.7 million of equity in earnings for Q2 1999 and contributed an increase from $0.4 million of equity in earnings for the first half of 1998 to $5.5 million of equity in earnings for the first half of 1999. Steelcase Strafor is realizing sales increases over the prior year arising from positive macroeconomic conditions in the European market which are not reflected in Steelcase Inc.'s net sales since the Company utilizes the equity method of accounting for this joint venture. Second quarter and first half of 1999 sales in U.S. dollars for Steelcase Strafor increased by 17.3% and 15.5% over the respective year-ago periods. This represented a 22.7% and 24.4% increase in local currency sales, respectively, partially offset by unfavorable exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to have no long-term debt, satisfying its cash and capital requirements through cash generated from operating activities, which aggregated $179.1 million for the six months ended August 28, 1998 versus $195.7 million for the six months ended August 29, 1997. The Company's financial position is very strong with cash and cash equivalents of $192.7 million at August 28, 1998. These funds, in addition to cash generated from future operations, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

  The Company's capital expenditures were $75.0 million for the six months ended August 28, 1998 compared to $49.0 million for the six months ended August 29, 1997. The Company expects capital expenditures for the remainder of the current year to continue to outpace the prior year and approach $170 million by the end of the fiscal year as a result of the Company's on-going investments in corporate and showroom facilities, new product development, SAP implementation and new manufacturing equipment intended to increase plant capacity. While certain costs of purchasing and implementing SAP have been and will continue to be capitalized and amortized over the software's expected useful life, costs associated with certain modifications, Year 2000 related matters, data preparation, and training are being expensed as incurred.

  During the first quarter of 1999, eligible employees purchased Class A common shares aggregating $24.8 million, pursuant to the terms of the Employee Discount Option Grant. During the second quarter of 1999, the Company repurchased 350,000 Class A common shares for $8.0 million under a 3 million share repurchase program authorized by the Board on June 17, 1998. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will convert into Class A common shares over time.

YEAR 2000

  The Company is actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results by or at the Year 2000 ("Year 2000 issues"), an issue affecting Steelcase Inc. and most other companies. The Company's Year 2000 readiness effort is comprised of five phases defined below:

    Awareness: Activities to ensure management as well as all affected employees are aware that Year 2000 issues exist.

    Assessment: Includes the inventory of all potentially affected hardware, software, and embedded technology equipment, along with a determination as to whether or not they may be impacted by the Year 2000 issues.

    Remediation: Repairs, replacement, and/or modifications to eliminate the Year 2000 issues in hardware, software or equipment.

    Testing: Testing of the hardware, software or equipment to determine if the remediation was successful.

    Implementation: Moving the hardware, software or equipment from a test status or test location to production usage.

  Although the Company's individual business units and majority-owned subsidiaries may be individually at different stages of readiness, the following comments summarize Steelcase Inc.'s state of readiness with respect to Year 2000 issues. The Company began its efforts in late 1995 by engaging a third party specializing in the modification of business software applications. The engagement lasted through December 1997, at which time the majority of remediation efforts related to the business software applications were substantially complete. Since that time, the Company has been testing the business software applications and as of August 28, 1998 had completed the initial testing of the majority of those software applications. With respect to manufacturing equipment and control systems, as of August 28, 1998 the Company is nearing completion of the assessment phase. Remediation and testing are expected to be substantially complete by mid-1999. Furthermore, the Company is in the process of assessing the Year 2000 readiness of its software applications and databases which are made available to dealers and other interested third parties. Management, however, views the process of assessing and remediating Year 2000 issues as an on-going process which will require the continued focus of management.

  Since 1994, the Company has been selectively replacing business software applications with SAP, a Year 2000 compliant comprehensive information management system. This project is part of a strategic business plan to upgrade the overall capabilities of the Company's business systems. Costs to date specifically to address Year

2000 issues, separate from the SAP implementation, have not been significant. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to be material.

  The Company initiated formal communications with production suppliers in January 1998 and with its dealer network in May 1998, inquiring as to their state of readiness. As of August 28, 1998, the majority of the suppliers had responded, mostly with favorable self-assessment ratings. The Company has initiated further in-depth analyses of the readiness of approximately 80 key suppliers and its dealer network. In addition, many governmental agencies are not expected to be Year 2000 complaint. It is difficult for Steelcase Inc. and most other companies to assess the likelihood, or the impact, if any, on their businesses, of such entities' failure to be Year 2000 compliant.

  The Company presently believes, that upon remediation of its business software applications as well as manufacturing and other equipment with embedded technology, the Year 2000 issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or dealers is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, delays in shipments of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business.

  Contingency planning will be initiated at which point the Company identifies those circumstances that would require development of a contingency plan. The Company expects to begin contingency planning activities by mid-1999 and expects this planning to continue throughout 1999.

SAFE HARBOR PROVISION

  There are certain forward-looking statements under the Liquidity and Capital Resources and Year 2000 sections, particularly those with respect to the Company's future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares, and the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions; changes in customer order patterns; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; the ability to grow new businesses and successfully integrate and operate any acquired businesses; the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues; costs, including claims, due to Year 2000 issues and remediation efforts; the future success of new products and their impact on our manufacturing processes, and other risks detailed in the Company's 10-K Report for the year ended February 27, 1998, and its other filings with the Securities and Exchange Commission.

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

                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than April 12, 1999 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's principal executive offices, 901 44th Street SE, Grand Rapids, MI 49508, by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  1. EXHIBITS

    See Exhibit Index

  2. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the three months ended August 28, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Steelcase Inc.

Date: October 9, 1998

                                            /s/ Alwyn Rougier-Chapman
                                          -----------------------------
                                              Alwyn Rougier-Chapman
                                             Senior Vice President--
                                                    Finance,
                                           Chief Financial Officer and
                                           Treasurer (Duly Authorized
                                                     Officer
                                             and Principal Financial
                                                    Officer)

                                 EXHIBIT INDEX

DESIGNATION                                        DESCRIPTION
-----------                                        -----------
   27.1      Financial Data Schedule, for the three months ended August 28, 1998 and August 29, 1997, respectively.