Form 10-Q
period 1998-11-27
STEELCASE INC
filed 1999-01-11
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13873

                               ----------------

                                STEELCASE INC.

          MICHIGAN                                       38-0819050
  (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER IDENTIFICATION
                                                            NO.)

    901 44TH STREET GRAND                                   49508
      RAPIDS, MICHIGAN                                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

                                (616) 247-2710
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of December 31, 1998, the Registrant had outstanding 23,007,429 shares of Class A Common Stock and 130,611,266 shares of Class B Common Stock.

  Exhibit index located on page number 18.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 27, 1998

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Nine Months Ended November 27, 1998 and November 28,
   1997...............................................................      3
  Condensed Consolidated Balance Sheets
   As of November 27, 1998 and February 27, 1998......................      4
  Condensed Consolidated Statements of Cash Flows
   Nine Months Ended November 27, 1998 and November 28, 1997..........      5
  Notes to Condensed Consolidated Financial Statements................    6-8
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   9-15
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K..............................     16
Signatures............................................................     17
Exhibit Index.........................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                             ----------------- -----------------
                                             NOV. 27, NOV. 28, NOV. 27, NOV. 28,
                                               1998     1997     1998     1997
                                             -------- -------- -------- --------
Net sales..................................   $687.6   $702.0  $2,063.9 $2,060.5
Cost of sales..............................    446.9    459.4   1,304.8  1,316.5
                                              ------   ------  -------- --------
Gross profit...............................    240.7    242.6     759.1    744.0
Selling, general and administrative
 expenses..................................    163.9    173.8     512.2    499.1
                                              ------   ------  -------- --------
Operating income...........................     76.8     68.8     246.9    244.9
Other income, net..........................     11.6      5.4      20.3     15.7
                                              ------   ------  -------- --------
Income before provision for income taxes
 and equity in net income of joint ventures
 and dealer transitions....................     88.4     74.2     267.2    260.6
Provision for income taxes.................     31.0     28.5      98.9    100.3
                                              ------   ------  -------- --------
Income before equity in net income of joint
 ventures and dealer transitions...........     57.4     45.7     168.3    160.3
Equity in net income of joint ventures and
 dealer transitions........................       --      4.1       5.8      3.0
                                              ------   ------  -------- --------
Net income.................................   $ 57.4   $ 49.8  $  174.1 $  163.3
                                              ======   ======  ======== ========
Basic and Diluted earnings per share.......   $ 0.37   $ 0.32  $   1.13 $   1.05
                                              ======   ======  ======== ========
Dividends per share of common stock........   $ 0.10   $ 0.10  $   0.30 $   0.30
                                              ======   ======  ======== ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                           (UNAUDITED)
                                                            NOV. 27,   FEB. 27,
                          ASSETS                              1998       1998
                          ------                           ----------- --------
Current assets:
  Cash and cash equivalents...............................  $  200.1   $  103.1
  Accounts receivable, net................................     354.9      364.3
  Notes receivable and leased assets......................     153.1      142.1
  Income taxes receivable.................................        --       32.8
  Inventories.............................................      99.1      105.8
  Other current assets....................................      79.0       76.9
                                                            --------   --------
    Total current assets..................................     886.2      825.0
Property and equipment, net...............................     729.5      671.2
Notes receivable and leased assets........................     186.3      158.0
Joint ventures and dealer transitions.....................     139.1      115.9
Other assets..............................................     240.3      237.1
                                                            --------   --------
    Total assets..........................................  $2,181.4   $2,007.2
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts and notes payable..............................  $   90.4   $  117.8
  Accrued expenses:
   Employee compensation..................................     140.2      103.9
   Employee benefit plan obligations......................      50.5       59.1
   Other..................................................     200.7      189.1
                                                            --------   --------
    Total current liabilities.............................     481.8      469.9
                                                            --------   --------
Long-term liabilities:
  Employee benefit plan obligations.......................     208.2      191.2
  Other long-term liabilities.............................      18.9       13.7
                                                            --------   --------
    Total long-term liabilities...........................     227.1      204.9
                                                            --------   --------
    Total liabilities.....................................     708.9      674.8
                                                            --------   --------
Shareholders' equity:
  Common stock............................................     379.4      369.6
  Accumulated other comprehensive income:
   Cumulative translation adjustment......................     (11.8)     (14.5)
   Unrealized loss on investments.........................      (0.3)        --
  Retained earnings.......................................   1,105.2      977.3
                                                            --------   --------
    Total shareholders' equity............................   1,472.5    1,332.4
                                                            --------   --------
    Total liabilities and shareholders' equity............  $2,181.4   $2,007.2
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                             NINE MONTHS ENDED
                                                           ---------------------
                                                           NOV. 27, NOV. 28,
                                                             1998     1997
                                                           -------- --------
OPERATING ACTIVITIES
  Net income..............................................  $174.1   $163.3
  Depreciation and amortization...........................    75.9     76.8
  Changes in current assets and liabilities...............    11.8     52.0
  Other, net..............................................    23.4     14.0
                                                            ------   ------
    Net cash provided by operating activities.............   285.2    306.1
                                                            ------   ------
INVESTING ACTIVITIES
  Capital expenditures....................................  (138.3)   (96.9)
  Other, net..............................................   (13.5)   (15.4)
                                                            ------   ------
    Net cash used in investing activities.................  (151.8)  (112.3)
                                                            ------   ------
FINANCING ACTIVITIES
  Common stock issuance...................................    24.8       --
  Common stock repurchase.................................   (15.0)      --
  Dividends paid..........................................   (46.2)   (44.9)
                                                            ------   ------
   Net cash used in financing activities..................   (36.4)   (44.9)
                                                            ------   ------
   Net increase in cash and cash equivalents..............    97.0    148.9
    Cash and cash equivalents, beginning of period........   103.1    174.0
                                                            ------   ------
    Cash and cash equivalents, end of period..............  $200.1   $322.9
                                                            ======   ======



     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 27, 1998 (the "10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

INVENTORIES

  Inventories consist of (in millions):


                                                                NOV. 27,  FEB. 27,
                                                                  1998     1998
                                                                -------- ---------
      Finished goods...........................................  $45.8    $ 42.9
      Work in process..........................................   35.4      33.7
      Raw materials............................................   69.0      80.8
                                                                 -----    ------
                                                                 150.2     157.4
      LIFO reserve.............................................  (51.1)    (51.6)
                                                                 -----    ------
                                                                 $99.1    $105.8
                                                                 =====    ======

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

  Pursuant to the Employee Discount Option Grant, eligible employees were permitted to purchase up to 100 shares of Class A Common Stock from the Company at a purchase price of $23.80 per share. This purchase was completed during the three months ended May 29, 1998 and resulted in net proceeds of $24.8 million to the Company.

  The recapitalization and resulting capital structure, as well as the Employee Stock Grant and the Employee Discount Option Grant are further described in the Company's 10-K Report.

COMMON STOCK REPURCHASE PROGRAM

  Effective June 17, 1998, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. During the third quarter of 1999, the

                                STEELCASE INC.

                                  (UNAUDITED)
Company repurchased 444,300 Class A common shares at a cost of $7.0 million. Total repurchases during the nine months ended November 27, 1998 amounted to 794,300 Class A common shares at a cost of $15.0 million. As of November 27, 1998, 2,205,700 shares remain available for repurchase under the program.

EARNINGS PER SHARE

  As of February 27, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., stock options) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all dilutive shares that could potentially be issued applying the treasury stock method. All prior period EPS data have been restated to conform to this statement. The following table reconciles the numerator and denominators used in the calculations of basic and diluted EPS (in millions):

                                             THREE MONTHS       NINE MONTHS
                                                 ENDED             ENDED
                                           ----------------- -----------------
                                           NOV. 27, NOV. 28, NOV. 27, NOV. 28,
                                             1998     1997     1998     1997
                                           -------- -------- -------- --------
NUMERATORS:
Net income numerator for both basic and
 diluted EPS..............................  $57.4    $49.8    $174.1   $163.3
                                            =====    =====    ======   ======
DENOMINATORS:
Denominator for both basic and diluted
 EPS--Weighted average common shares
 outstanding..............................  153.9    154.9     153.8    154.9
                                            =====    =====    ======   ======

COMPREHENSIVE INCOME

  SFAS No. 130, Reporting Comprehensive Income, was adopted by the Company during the three months ended May 29, 1998. This Statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of shareholders' equity. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners.

  Comprehensive income and its components consist of the following (in millions):

                             THREE MONTHS      NINE MONTHS
                                 ENDED            ENDED
                           ----------------- -----------------
                           NOV. 27, NOV. 28, NOV. 27, NOV. 28,
                             1998     1997     1998     1997
                           -------- -------- -------- --------
Net income................  $57.4    $49.8    $174.1   $163.3
Other comprehensive
 income:
  Foreign currency
   translation
   adjustments............   11.3     (1.6)      2.7    (15.4)
  Unrealized gain (loss)
   on investments.........    0.3       --      (0.3)      --
                            -----    -----    ------   ------
Comprehensive income......  $69.0    $48.2    $176.5   $147.9
                            =====    =====    ======   ======

                                STEELCASE INC.

                                  (UNAUDITED)

  Accumulated other comprehensive income totaled $(12.1) million and $(14.5) million at November 27, 1998 and February 27, 1998, respectively. During the nine-month periods ended November 27, 1998 and November 28, 1997, translation adjustments of $2.7 million and $(15.4) million, respectively, resulting from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries and joint ventures and related fluctuations in exchange rates, were charged directly to a component of shareholder's equity in the accompanying condensed consolidated balance sheets.

JOINT VENTURES AND DEALER TRANSITIONS

  Joint ventures and dealer transitions consist of an investment in Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., investments in dealer transitions, and other joint ventures and alliances. The Company accounts for these joint ventures and dealer transitions pursuant to the equity method of accounting.

  Summarized financial information for Steelcase Strafor, for the three and nine months ended September 30, 1998 and 1997, is as follows (in millions):

                                                     THREE MONTHS   NINE MONTHS
                                                         ENDED         ENDED
                                                     ------------- -------------
                                                      SEP.   SEP.   SEP.   SEP.
                                                      30,    30,    30,    30,
                                                      1998   1997   1998   1997
                                                     ------ ------ ------ ------
Results of Operations:
  Revenues.......................................... $117.0 $100.4 $375.0 $323.7
  Operating income..................................    3.7    2.8   30.6   14.4
  Net income........................................    0.5    6.3   11.6    7.0

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

RESULTS OF OPERATIONS

  The following table sets forth condensed consolidated statement of income data for the three and nine months ended November 27, 1998 and November 28, 1997.

                           THREE MONTHS                  NINE MONTHS
                               ENDED                        ENDED
                         ----------------- PERCENTAGE  ----------------- PERCENTAGE
                         NOV. 27, NOV. 28,  INCREASE   NOV. 27, NOV. 28,  INCREASE
                           1998     1997   (DECREASE)    1998     1997   (DECREASE)
                         -------- -------- ----------  -------- -------- ----------
Net sales...............  100.0%   100.0%     (2.1)%    100.0%   100.0%      0.2 %
Cost of sales...........   65.0     65.4      (2.7)%     63.2     63.9      (0.9)%
                          -----    -----                -----    -----
Gross profit............   35.0     34.6      (0.8)%     36.8     36.1       2.0 %
Selling, general and
 administrative
 expenses...............   23.8     24.8      (5.7)%     24.8     24.2       2.6 %
                          -----    -----                -----    -----
Operating income........   11.2      9.8      11.6 %     12.0     11.9       0.8 %
Other income, net           1.7      0.8       n/m (1)    0.9      0.8      29.3 %
                          -----    -----                -----    -----
Income before provision
 for income taxes and
 equity in net income of
 joint ventures and
 dealer transitions.....   12.9     10.6      19.1 %     12.9     12.7       2.5 %
Provision for income
 taxes..................    4.5      4.1       8.8 %      4.8      4.9      (1.4)%
                          -----    -----                -----    -----
Income before equity in
 net income of joint
 ventures and dealer
 transitions............    8.4      6.5      25.6 %      8.1      7.8       5.0 %
Equity in net income of
 joint ventures and
 dealer transitions.....     --      0.6       n/m (1)    0.3      0.1       n/m (1)
                          -----    -----                -----    -----
Net income..............    8.4%     7.1%     15.3 %      8.4%     7.9%      6.6 %
                          =====    =====                =====    =====

--------
(1) not meaningful

OVERVIEW

   Consolidated net sales of $687.6 million for Q3 1999 decreased 2.1% as compared to the same year ago period, representing the first decrease for the Company in quarter over quarter net sales in ten quarters. These results brought the year-to-date growth rate down to 0.2%. Consolidated net sales for the nine month period ended November 27, 1998 aggregated $2,063.9 million. While the sales performance for the third quarter was relatively soft, the Company posted earnings growth in excess of 15% and has initiated steps to increase sales, including an increase in sales personnel by more than 10%. Third quarter 1999 net income was $57.4 million, an increase of 15.3% over one year ago, and basic and diluted earnings per share were $0.37. Net income for the current nine month period was $174.1 million, an increase of 6.6% over the prior year, and basic and diluted earnings per share were $1.13.

  The current quarter benefited from the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these matters allowed the Company to reduce its expected effective tax rate for 1999 to 37.0%, and record interest income of $5.8 million. These tax matters increased Q3 1999 consolidated net income by $6.2 million, or $0.04 per share, and will generate cash flow of approximately $14 million. The third quarter of 1998 was negatively impacted, as noted in the Company's initial public offering prospectus, by various charges aggregating $18.8 million related to furniture distribution process changes, the restructuring and disposition of a non-furniture related manufacturing facility, certain manufacturing equipment write-offs and the relocation of a showroom facility. These charges decreased consolidated net income in Q3 1998 by $11.5 million, or $0.07 per share.

THREE AND NINE MONTHS ENDED NOVEMBER 27, 1998 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 28, 1997

  Similar to the first two quarters of this fiscal year, third quarter 1999 consolidated net sales performance continues to be impacted by factors identified in previous quarterly filings. The slight growth in consolidated net sales through nine months has resulted from a net increase in the Company's U.S. office furniture business, offset by decreases in the Company's international and other business units. The Company's U.S. office furniture net sales decreased 0.3% for Q3 1999 and increased 1.8% for the first nine months of 1999. The Business and Institutional Furniture Manufacturers' Association ("BIFMA") reported increases in shipments of 2% and 3% for the months of September and October 1998, respectively. BIFMA reported increases for the ten month period ended October 1998 of 9% for shipments. Management continues to believe that the softer than expected growth is primarily due to deferred spending actions on the part of many of the Company's large corporate accounts, or World Wide Accounts ("WWA"), which are principally comprised of multinational corporations. Several of the WWA accounts have exposure to the current financial volatility in the Asian, Russian and Latin American markets. Additionally, a number of these accounts have also delayed spending as a result of domestic merger and acquisition activities. Overall, net sales to the WWA decreased by approximately 13% for Q3 1999 and approximately 10% for the first nine months of 1999 due to approximately 60% of the accounts lagging 1998's sales rates.

  Within the U.S., it's important to note that not all business areas are impacted by the deferred spending actions of the WWA. Net sales growth for the quarter and year-to-date in the Company's Design Partnership, Wood, Revest and Turnstone operations continued to average better than 20 percent. This increase in net sales growth was offset by a 6.3% and 3.8% decrease for the respective periods in the Company's Steel operations. The Steel operations are the Company's largest business unit and represent approximately 75% of annualized U.S. revenues. In addition, management believes that dealer sales excluding the WWA, which experienced a growth rate of approximately 4% for the quarter and 8% year-to-date, continued to keep pace with overall industry trends. The decrease in sales at the Company's services and other business units, which approximated 14%, resulted primarily from the disposal of a product line and distributor within the Company's marine business.

  The Company's non-domestic net sales decreased 12.3% for Q3 1999 and 10.9% for the first nine months of 1999. Several factors contributed to these decreases: first, although Canadian sales in local currency increased 17.1% for the quarter and 7.7% for the first nine months of 1999, unfavorable exchange rates entirely offset this growth; second, the Company has experienced a reduction in export projects in Latin America and flat sales in Asia; and third, the Company's Japanese subsidiary was reorganized and is now receiving royalty income instead of recording sales as reflected in the comparable period of the prior year.

  The net improvements in gross profit, as a percentage of net sales, for the quarter and the nine month periods were driven primarily by the Company's ability to improve efficiency within the manufacturing process partially offset by the effects of new product introductions, soft overall sales performance and the consolidation of certain manufacturing facilities. Improved manufacturing efficiencies principally derived during the first half of the year are attributable to cost containment efforts, facility rationalization, and collaborative process improvements with the Company's vendors to improve quality and reduce raw material prices. The prior year third quarter was adversely impacted by incremental costs related to furniture distribution process changes, the restructuring and disposition of a non-furniture related manufacturing facility and certain manufacturing equipment write-offs which aggregated $15.0 million.

  Selling, general and administrative expenses decreased from Q3 1998 to Q3 1999 as a result of cost controlling measures. In addition, selling, general and administrative expenses for the prior year third quarter were adversely impacted by incremental costs related to the relocation of a showroom facility that aggregated $3.8 million. Selling, general and administrative expenses increased from 24.2% of net sales for the first nine months of 1998 to 24.8% of net sales for the first nine months of 1999, primarily attributable to the impact on last year's operating expenses of a non-recurring pretax gain of $9.8 million, related to a litigation settlement. Excluding the effects of the prior year second quarter favorable litigation settlement, selling, general and administrative expenses as a percentage of net sales for the nine month periods is flat.

  Other income, net, increased $6.2 million in the third quarter of 1999 and $4.6 million for the first nine months of 1999 over the comparable periods of the prior year. The increases were primarily a result of interest income recorded in connection with the favorable resolution of the income tax litigation previously noted.

  Income tax expense for Q3 1999 was 35.1% of income before taxes, as compared to 38.4% for Q3 1998. Income tax expense for the first nine months of 1999 was 37.0% of income before taxes, as compared to 38.5% for the first nine months of 1998. The decreases in the effective income tax rates were attributable to a number of items including the favorable resolution of income tax matters, as discussed above, and the non-deductibility of IPO-related expenses in the prior year which impacted the effective tax rate recorded for the first nine months of 1998.

  Equity in net income from joint ventures and dealer transitions decreased to nil for Q3 1999 from $4.1 million for Q3 1998 but increased to $5.8 million for the first nine months of 1999 from $3.0 million for the first nine months of 1998. The Company's 50% share in earnings of Steelcase Strafor decreased from $3.2 million for Q3 1998 to $0.3 million for Q3 1999 but contributed an increase for the first nine months of 1999 to $5.8 million from $3.5 million for the first nine months of 1998. The higher profitability in Q3 1998 was primarily related to the favorable outcome of uncertainties related to rationalization of operations in Germany. Regarding year-to-date performance, Steelcase Strafor is realizing sales increases over the prior year arising from positive macroeconomic conditions in the European market. Steelcase Strafor net sales in U.S. dollars for the third quarter and the first nine months of 1999 increased by 16.5% and 15.9% over the respective year-ago periods. This represented a 13.0% and 20.7% increase in local currency sales, respectively.

  For the reasons set forth above, net income increased 15.3% to $57.4 million in Q3 1999 from $49.8 million in Q3 1998, and increased 6.6% to $174.1 million for the nine months ended November 27, 1998 from $163.3 million for the nine months ended November 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to have no long-term debt, satisfying its cash and capital requirements through cash generated from operating activities, which aggregated $285.2 million for the nine months ended November 27, 1998. The Company's financial position is strong with cash and cash equivalents of $200.1 million at November 27, 1998. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

  On January 4, 1999, the Company completed the acquisition of the assets of J.M. Lynne Co., Inc., of Long Island, New York with annual sales in excess of $45 million. J.M. Lynne is a leading designer and distributor of vinyl wallcoverings for commercial environments. On December 17, 1998, the Company announced the completion of an acquisition by its Steelcase Strafor joint venture of Munich-based Werndl Buromobel AG, the second-largest wood office furniture company in Germany with annual sales in excess of US $115 million. Steelcase Inc. and Strafor Facom S.A. will each own 5% of Werndl with Steelcase Strafor owning the remaining 90% of the German company. In connection with these acquisitions and the continued pursuit of its European strategy, the Company will have cash outlays of approximately $100 million during the fourth quarter of 1999.

  The Company's capital expenditures were $138.3 million for the nine months ended November 27, 1998 compared to $96.9 million for the nine months ended November 28, 1997. During the quarter, the Company purchased two facilities in the San Francisco Bay area for $26 million. One building was acquired to relieve production constraints and the other to house the west coast Work Life Center. The Company expects capital expenditures for the remainder of the current year to continue to outpace the prior year and approximate $170 million by the end of the fiscal year as a result of the Company's on-going investments in corporate and showroom facilities, new product development, SAP implementations and new manufacturing equipment intended to increase plant capacity.

  During the first quarter of 1999, eligible employees purchased Class A common shares pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. During the second and third quarters of 1999, the Company repurchased 350,000 and 444,300 Class A common shares for $8.0 million and $7.0 million, respectively, under a three million share repurchase program authorized by the Board on June 17, 1998. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

YEAR 2000

  The Company is actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results by or at the Year 2000 ("Year 2000 issues"), an issue affecting Steelcase Inc. and most other companies. The Company intends that its business application systems, technical infrastructure components, and manufacturing equipment be Year 2000 ready by the end of June of 1999. However, management views the process of assessing and remediating Year 2000 issues as an on-going process which will require continued focus, testing and verification throughout calendar year 1999.

  The Company's Year 2000 readiness effort is comprised of five phases defined below:

  Awareness: Activities to ensure management and all affected employees are aware that Year 2000 issues exist.

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

  Although the Company's individual business units, majority-owned subsidiaries and unconsolidated joint ventures may be individually at different stages of readiness, the following comments summarize Steelcase Inc.'s state of readiness with respect to Year 2000 issues.

  Since 1994, the Company has been selectively replacing business software applications with SAP, a Year 2000 compliant comprehensive information management system. This project is part of a strategic business plan to upgrade the overall capabilities of the Company's business application systems. Costs to date specifically to address Year 2000 issues, separate from SAP implementation, have not been significant. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to be material. Additionally, various individual business units, majority-owned subsidiaries and unconsolidated joint ventures are engaged in the implementation of Year 2000 compliant enterprise software systems.

  In late 1995, the Company began its efforts to address those business applications which might not be replaced in time with equivalent SAP systems, by engaging a third party specializing in the modification of business software applications. The engagement lasted through December 1997, at which time the majority of remediation efforts related to those business software applications were substantially complete. Since that time, the Company has been testing those business software applications and as of November 27, 1998 had completed the initial testing of over 90% of those software applications.

  In December 1997, the Company established a Program Management Office ("PMO"), reporting to the Chief Information Officer of the Company. The PMO has the responsibility to provide oversight for the Company's Year 2000 readiness program that consists of the five phases noted above. These five phases will be employed for the following areas: business application software, manufacturing and other equipment with embedded chip technology, and evaluation and due diligence with respect to the Company's supply chain and distribution channel. The PMO is also responsible for periodic status reporting to the Company's executive management and to the Board of Directors. Additionally, the Year 2000 PMO is providing oversight for the development and execution of contingency and business continuity planning efforts, which has begun in a number of the Company's business units.

  As of November 27, 1998, the Company had completed the assessment phase for the majority of its manufacturing facilities having embedded technology. The assessment resulted in minimal findings of non-compliance. The Company's manufacturing equipment is generally Year 2000 ready and is not anticipated to require significant reprogramming or replacement. Remediation and testing of the equipment identified as needing some reprogramming or replacement is expected to be substantially complete by mid-calendar year 1999.

  The Company initiated formal communications with production suppliers in January 1998 and with its dealer network in May 1998, inquiring as to their state of readiness. As of November 27, 1998, over 2,000 suppliers have been contacted. The Company believes that its supply chain partners are actively seeking to become Year 2000 ready. The Company has initiated further in-depth analyses of the readiness of approximately 80 key suppliers. In addition, as of November 27, 1998, a majority of the dealers, both international and domestic, had responded, mostly with favorable self-assessment ratings. However, a number of dealers, whose volume represents a significant portion of sales volume, have not responded to the Company's request for information. The Company is increasing its effort to elicit responses from those dealers. In addition, many governmental agencies are not expected to be Year 2000 compliant. It is difficult for Steelcase Inc. and most other companies to assess the likelihood, or the impact, if any, on their businesses, of such entities' failure to be Year 2000 compliant.

  The Company presently believes that, upon completion of its current plans for remediation of its business software applications as well as manufacturing and other equipment with embedded technology, the Year 2000 issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such planned remediation is not completed in a timely manner, the level of timely compliance by key suppliers or dealers is not sufficient, or if unforeseen circumstances arise, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, delays in shipments of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company believes that its Year 2000 readiness program, including contingency and business continuity plans under development, should generally reduce the extent of materially adverse effects that Year 2000 related disruptions may have upon the Company.

  Contingency and business continuity planning activities have been initiated in various business areas within the Company. Additional planning will occur as the Company identifies those circumstances that would require development of a contingency and business continuity plan. The Company believes contingency and business continuity planning efforts to be ongoing activities, subject to frequent review throughout calendar year 1999.

EURO CONVERSION

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The Company's primary exposure to the euro conversion is concentrated in its joint venture, Steelcase Strafor.

  In December 1997, Steelcase Strafor created an internal Euro Committee, a paneuropean multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. At this time, Steelcase Strafor is preparing an implementation of unified price lists for dealers. The aim is to have three commercial zones in Europe within the three year transition period but no change is expected in calendar 1999. Steelcase Strafor is adapting and migrating its internal system in order to be euro compliant. This migration is scheduled to be completed by March 1, 1999. Steelcase Strafor is also assisting and educating its dealers to become euro compliant. Training for employees will begin during the transition period. The transition period is anticipated to resolve difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. Steelcase Strafor sees the primary financial impact of the euro conversion to be potential savings on foreign exchange hedging and commissions. No gains are expected in treasury management as financial transfers within the euro zone will continue to be accounted for as international transfers. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company.

SAFE HARBOR PROVISION

  There are certain forward-looking statements under the Liquidity and Capital Resources, Year 2000, and Euro Conversion sections, particularly those with respect to the Company's future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares, the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions; changes in customer order patterns; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; the ability to grow new businesses and successfully integrate and operate any acquired businesses; the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues; costs, including claims, due to Year 2000 issues and remediation efforts; the future success of new products and their impact on our manufacturing processes; the impact of the euro conversion, and other risks detailed in the Company's 10-K Report for the year ended February 27, 1998, and its other filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes new standards for disclosures regarding products and services, geographic areas and major customers. This statement is effective for the Company for 1999. SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary, and standardize footnote disclosures. This statement is effective for the Company for 1999 and requires comparative information for earlier years to be restated. The Company's condensed consolidated balance sheets and the related condensed consolidated statements of income and cash flows will not be materially affected by implementation of SFAS No. 131 and SFAS No. 132.

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for the Company for the year ending February 23, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

  No recently issued accounting pronouncements are expected to have a material impact on the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  1. EXHIBITS

    See Exhibit Index

  2. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the three months ended November 27, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Steelcase Inc.

Date: January 11, 1999

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

                                 EXHIBIT INDEX

 DESIGNATION                           DESCRIPTION
 -----------                           -----------
    27.1     Financial Data Schedule, for the nine months ended November 27,
             1998 and November 28, 1997, respectively.