Form 10-Q/A
period 1998-08-28
STEELCASE INC
filed 1999-01-26
CIK 1050825

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                 --------------

(MARK ONE)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE
                SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended August 28, 1998
                                      OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x    No
                                      ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of October 2, 1998, the Registrant had outstanding 22,438,706 shares of Class A Common Stock and 131,624,289 shares of Class B Common Stock.

Exhibit index located on page number 3.

This amendment to the registrant's quarterly report on FORM 10-Q for the quarterly period ended August 28, 1998 is being provided to amend exhibit 27.1 (Financial Data Schedule).

================================================================================

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                Steelcase Inc.

Date:  January 26, 1998

                                            /s/ ALWYN ROUGIER-CHAPMAN
                                          ----------------------------------
                                                Alwyn Rougier-Chapman
                                           Senior Vice President-Finance,
                                            Chief Financial Officer and
                                          Treasurer (Duly Authorized Officer
                                            and Principal Financial Officer)

                                 EXHIBIT INDEX


Designation                        Description
-----------                        -----------
27.1 Amended Financial Data Schedule, for the six months ended August 28, 1998 and August 29, 1997, respectively.

     (The Financial Data Schedule exhibit to Form 10-Q for the quarterly period ended August 28, 1998, as originally filed, inadvertently contained income statement data for the three month period then ended instead of income statement data for the six month period then ended.)