Form 10-K
period 1999-02-26
STEELCASE INC
filed 1999-05-27
CIK 1050825

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

                  For the fiscal year ended February 26, 1999

                        COMMISSION FILE NUMBER 1-13873

                                STEELCASE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MICHIGAN                              38-0819050
       (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NUMBER)

           901 44TH STREET,                             49508
        GRAND RAPIDS, MICHIGAN                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (616) 247-2710
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH                                    NAME OF EACH EXCHANGE
            CLASS                                         ON WHICH REGISTERED
        -------------                                   -----------------------
      Class A Common Stock............................. New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 10, 1999, the registrant had outstanding 23,825,633 shares of Class A Common Stock and 129,593,062 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $465,120,395, computed by reference to the closing price of the Class A Common Stock on that date as reported by the New York Stock Exchange. Although there is no quoted market for registrant's Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on May 10, 1999, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates on that date was $1,161,318,987.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS:

GENERAL

  Steelcase Inc. (the "Company" or "Steelcase") is the world's largest designer and manufacturer of products used to create high-performance work environments. The Company's portfolio includes office furniture, furniture systems, interior architectural products, technology products and related products and services. The Company, its subsidiaries and unconsolidated joint ventures have approximately 50 manufacturing plants and approximately 20,000 employees in 15 countries. Founded in Grand Rapids, Michigan in 1912, Steelcase Inc. has led the office furniture industry in sales for 25 consecutive years. For the fiscal year ended February 26, 1999 ("1999"), the Company's consolidated net sales were $2.74 billion and in the year ended December 31, 1998, unconsolidated joint ventures in which the Company generally holds 50% interests generated approximately $0.5 billion in net sales.

  The Company offers its extensive range of products and services to commercial and non-commercial organizations worldwide through a network of independent dealers in approximately 680 locations. These dealers, in conjunction with the Company's sales force, provide local expertise, installation services and ongoing customer support services, remaining in close contact with customers during and after the completion of a project to help ensure customer satisfaction, offer ongoing services and encourage repeat business. Steelcase has strong brand recognition and a reputation for quality among architects, contract interior designers and corporate facility managers who typically influence purchasing decisions. The Company's dealer network and sales organization utilize Workplace Performance, a consultative process supported by proprietary software-based tools, to help demonstrate early in the planning process the impact of office space and the work environment on productivity and occupancy costs.

  Steelcase's comprehensive portfolio of furniture products and workplace related products and services, together with its extensive knowledge of work environments, enables the Company to satisfy virtually all of its customers' furniture-related needs. These needs include not only furniture and related products but also initial workspace planning, rapid delivery and installation, ongoing support services, furniture asset management, leasing and, if desired, refurbishing or remanufacturing. The Company's primary product categories include: (i) office furniture systems; (ii) seating products; (iii) group and individual storage products, including filing units and cabinets; (iv) desk and casegood products, such as bookcases and credenzas; (v) interior architectural products; and (vi) technology products. The Company sells and markets primarily steel and wood products under the Steelcase and Turnstone brands as well as various other brand name products manufactured through joint ventures such as Steelcase Strafor, licensing arrangements and the Steelcase Design Partnership. Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., is a leading office furniture company in Europe. See Note 20 to the Consolidated Financial Statements regarding the April 22, 1999 acquisition by the Company of the remaining 50% equity interest in the joint venture from Strafor Facom S.A.

  The Company also offers complementary product lines through the Steelcase Design Partnership focusing on specialty markets, including product lines for lobby and reception areas, cafeteria and informal gathering areas, private offices, learning environments, executive conference areas, group work environments, videoconferencing facilities and healthcare environments. The Steelcase Design Partnership also provides surfacing materials for hospitality, healthcare and contract markets, architectural millwork and ergonomic tools for the workplace. In addition to its product offerings, the Company provides services such as (i) furniture asset management through Furniture Management Coalition ("FMC"), (ii) refurbishing and remanufacturing through Revest Inc. ("Revest") and (iii) lease financing through Steelcase Financial Services Inc. ("SFSI"), the Company's captive financing subsidiary.

  The Company operates in one business segment and three geographic markets-- the United States, International and Canada, and Europe. Certain information with regard to the Company's operations in geographic markets is contained elsewhere herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

  Steelcase provides a broad range of office furniture and related workplace products and comprehensive support services to its customers on a project basis and through ongoing contractual relationships.

 Products

  The Company offers an extensive range of office furniture and workplace related products at a variety of price points, allowing customers to satisfy virtually all of their office furniture-related work environment needs through the Company and its dealers. The Company's primary product lines include: (i) office furniture systems; (ii) seating; (iii) storage solutions; (iv) desks and casegoods; (v) interior architectural products; and (vi) technology products.

 Office Furniture Systems

  Since the mid-1980's, furniture systems have been the largest product category in the office furniture industry, representing approximately one-third of all office furniture sold in calendar 1998. Office furniture systems consist of movable and reconfigurable components which may be used to create work areas of variable sizes and configurations. Furniture systems generally use movable panels for space division, for acoustic and visual privacy, for structural support and as conduits for power, telephone and data cabling. Furniture systems also include panel-supported and freestanding components such as work surfaces, desks, returns, pedestals, drawers, binder bins, filing, lighting fixtures and keyboard support shelves. Furniture systems offer customers more flexibility and greater space efficiency than traditional dry-wall-based private offices and undivided desk areas.

  Steelcase believes it is the market leader in this category, based on sales, offering a broad range of aesthetic options, performance features, applications and price points. Each Steelcase system also offers technology management options to help ensure that phone, power and data lines are effectively managed and available to the user. The Steelcase systems portfolio includes five core product lines, Series 9000, Avenir, Context, Elective Elements, and Montage. In addition, Answer, a Turnstone brand of systems furniture, is targeted to more cost-conscious, high-growth customers. Each line provides a combination of performance, aesthetics and price which allows Steelcase to tailor systems solutions for each client. This breadth of the systems portfolio, in combination with the Company's seating, storage and wood product offerings, allows Steelcase and its dealers to provide comprehensive office solutions.

 Seating

  Steelcase believes it is the world's largest office seating manufacturer and a proven market leader in seating innovation. In 1973, the Company introduced the first office chair to utilize a double plastic shell, a concept now utilized in most office chairs. In the 1970's and 1980's, the Company was among the first to develop ergonomic office chairs utilizing chair shapes, materials and mechanisms designed to enhance worker productivity. The Company believes its focus and research on materials, ergonomics, technology and work processes, along with its broad platform of product styles and price points, will enhance the Company's share of the seating market. The Company also believes that Sensor, which has sold more than 4.8 million units since its introduction in 1986, has sold more units than any other office chair in the history of the office furniture industry, and that Criterion, introduced in 1989, is currently the largest selling office chair in the world on an annual basis.

  The Company believes it offers the widest assortment of chair types and chairs in the office furniture industry, providing chairs and other types of seating for virtually every office need. The Company views most office seating (excluding specialized uses such as stacking chairs or lounge seating) as either high-performance or general use. The Company's primary seating products are: Sensor, a high-performance chair with several models to meet the needs of virtually everyone throughout an organization, and Criterion, a high-performance chair with a wide variety of easy-to-use back, seat and arm adjustments. In 1998 two exciting introductions from the Turnstone brand were the Uno chair, a general use model featuring innovative design at an affordable price, and the Sweeper line, a family of value-priced chairs with distinctive styling.

  The Company's other seating lines include: (i) general use chairs such as Rally and Protege; (ii) Rapport, an office chair with a unique high-tech aesthetic; (iii) Drive and Springboard, high-performance, value-priced chairs; and (iv) Player, a side chair. In addition to these chairs, the Company offers a number of other seating products including guest, executive, lounge, stackable and collaborative or team-based offerings in both wood and non-wood materials.

 Storage Solutions

  The Company believes it has been a leader in office storage products and systems since the 1940's. Current product offerings include a broad variety of vertical and lateral filing cabinets, bookcases and other types of storage components. All product offerings are available in a wide range of color and price options. The most popular lines, Series 800 and Series 900 lateral files, have a very large installed base and are repeatedly cited in independent surveys as the highest quality storage product among certain segments.

  All the Company's office furniture systems offerings are complemented by a full range of integrated storage solutions, including binder bins, storage cabinets, personal storage towers, mobile and fixed pedestals and numerous choices of lateral and vertical files coordinated in design, as well as offering the same full range of color options. These products are available fully assembled or as component parts for maximum customization. Moderately-priced storage solutions, through the FirstFile series and the Activity Products line, were introduced in 1995 to address the increasing need to transport work items within and between individual and team settings.

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

    Brayton. Brayton International Inc. offers a broad collection of lounge, executive, guest and healthcare seating, along with occasional tables. Brayton products span traditional, transitional and contemporary styling, featuring a wide range of finish options.

    Metro. Metropolitan Furniture Corporation offers a variety of products known for their contemporary style and designed to support and integrate technology in groupwork environments, videoconferencing facilities and private offices.

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

 Steelcase Surfaces Partnership

    The Steelcase Surfaces Partnership began in January 1999 with the acquisition of J.M. Lynne Co., Inc.

    DesignTex. DesignTex Fabrics Inc. provides and designs textiles for seating upholstery, wallcovering and office panel systems, and serves contract, hospitality and healthcare markets.

    J.M. Lynne. J.M. Lynne Co., Inc. is a leading designer and distributor of vinyl wallcoverings for commercial environments.

 Pathways

  Pathways is a unique portfolio of integrated architectural products including walls, doors, floors, lighting, furniture and technology products designed to coordinate with existing Steelcase products as well as competitors' products. Pathways products are designed to provide integrated interiors, from wall to ceiling, particularly in buildings that can no longer accommodate the wiring and cabling needs of today's technology driven workplaces. Pathways interior architectural products accept all wiring and cabling network components and are designed to integrate with the building infrastructures for improved distribution of power and communications cabling. The Company believes Pathways will be attractive to its existing customer base as well as to real estate developers designing or retrofitting buildings. The Company has completed its first year of offering Pathways products with nearly $80 million in net sales and is continuing to add to the product portfolio.

 Services

  The Company utilizes its extensive knowledge of work processes and the local expertise of its dealers to provide a range of services to customers, including workplace planning, remanufacturing and refurbishing, furniture management and lease financing. The Company believes services provided to its customers during and after the furniture procurement process are becoming increasingly important to customers and are key points of differentiation in the marketplace. Many of the Company's dealers offer design and support services, including project management and ongoing repair and maintenance, to enhance long-term customer satisfaction and loyalty. The Company also offers services on a nationwide basis to assist customers in addressing a range of procurement-related issues. Revest remanufactures and refurbishes high quality used office furniture, including systems products. The FMC division provides coordinated furniture management services, such as warehousing, inventory control and internal relocations, to customers with nationwide facilities. Each customer is provided with a national representative who coordinates and directs the various management services that are generally provided on a local basis by Steelcase dealers. In addition to providing financing to dealerships, SFSI provides customers with lease financing for products in connection with the acquisition of office furniture. SFSI's net investment in leased assets was $233.1 million as of February 26, 1999.

PRODUCT DESIGN AND DEVELOPMENT

  Steelcase has an extensive history of award-winning product designs. Since 1996, the Company has won 33 design awards for new products and enhancements across its products lines. These awards include the Facilities Design and Management Magazine Gold Award for Table Cable wire management systems in 1996 and the Industrial Designers Society of America ("IDSA") Silver Industrial Design Excellence Award for its Stella adjustable keyboard shelf in 1997. In 1998, the Spinz chair from Brayton and the Kart chair from Vecta each received Gold Awards for "Best of Neocon Show", the Rover seating series from Metro received an award for "Best in Class--Furniture" from IDSA, the Pachinko 2 chair won the Good Design Award (or "G-mark") in Japan, and Turnstone was awarded a Gold and a Silver, respectively, for the Uno chair and the Answer office furniture system at the IIDEX Show in Canada.

  In response to rapidly changing work environments, the Company has increased research and development efforts in recent years and intends to introduce more than 255 new products and product enhancements in calendar 1999. The Company also leverages the expertise of its research and design staff and its subsidiary, IDEO Product Development, Inc. ("IDEO"), to enhance existing products and design new products to address evolving customer needs and industry trends. In recent years, the Company's design efforts have focused on the Pathways interior architectural elements as well as more traditional systems furniture, seating and related products. The Company's research efforts include on-site user observation, behavioral science studies and anthropologic research, human factors research and technology trends studies. The Corporate Development Center houses 10 laboratories in which the Company's personnel conducted more than 26,000 product tests in calendar 1998 in such areas as acoustics, lighting, ergonomics, flammability, product performance and reliability. In addition to its own research, the Company commissions research by academics and industry consultants.

SALES AND MARKETING

  The Company distributes its products through a worldwide network of independent dealers in approximately 680 locations, including approximately 450 in the United States and Canada and approximately 230 throughout the rest of the world. Each dealership has its own sales force which is supported by the Company's sales representatives, who work closely with dealers throughout the sales process. These dealers, in conjunction with the Company's sales force, maintain close relationships with architects, contract interior designers and corporate facility managers, who typically influence purchasing decisions.

  Many customers conduct an extensive evaluation of available product options prior to making an initial furniture purchase for a facility and the Company's sales force and its dealers are becoming increasingly involved in the initial stages of the planning process. Workplace Performance software-based tools are employed to help the customer focus on specific business goals and to provide possible configurations and product packages that will help customers achieve those goals. Workplace Performance tools are also utilized to help the customer and its architects and designers visualize and map potential work environments. The sales process often involves a customer visit to the Company's headquarters in Grand Rapids, Michigan, during which the Company's sales staff and executive management, together with the dealers, demonstrate the Company's latest product offerings in an active office environment.

  The Company's dealer network was started over 76 years ago, in 1922, as a strategic way of growing the Company's product and service sales throughout the United States with local, entrepreneurial representation. The Company conducts dealer programs and training that expand the service and operations capabilities of the dealers as well as the promotion of the Company's products. The Company also conducts specific training seminars for significant product introductions, such as Pathways. SFSI provides lines of credit, term notes and project financing to the Company's dealers. SFSI's notes receivable from the Company's dealers, the majority of which are secured, were $123.9 million as of February 26, 1999.

  The Company has experienced minimal turnover in its dealership network and is not dependent on any one of its dealers.

MANUFACTURING

  The Company manufactures its products at 30 facilities in the United States, Canada and Mexico and, through international subsidiaries, joint ventures and licensing arrangements, at 20 facilities throughout the rest of the world. In 1987, the Company adopted world class manufacturing principles which utilize a variety of production techniques, including cell or team manufacturing, focused factories and rapid continuous improvement. This initiative has evolved to include advanced planning and scheduling systems and is referred to as the Steelcase Production System. The Company continually examines new opportunities to consolidate its manufacturing and distribution operations to improve efficiency. In 1994, 14 manufacturing facilities and seven administrative and shipping facilities in the United States and Canada were awarded registration to ISO 9001, an internationally developed set of facility quality criteria. The Company continually examines new opportunities to consolidate its manufacturing and distribution operations to improve efficiency. Substantially all plants "build to order" rather than to "forecast", which directly reduces finished goods inventory levels and emphasizes continuous improvement in set-up and delivery time to customers. As a result of these and other order processing and customer service improvements, the Company's average lead time, i.e., the time from order to delivery, has been reduced in the United States and Canada. The Company has an extensive distribution system in the United States and Canada and utilizes both a company-owned trucking fleet and commercial transport and delivery services in both the United States and abroad.

INTERNATIONAL OPERATIONS

 Steelcase Canada Limited

  Steelcase Canada Limited ("Steelcase Canada") operates in Canada, sourcing its products through its manufacturing facility in Markham, Ontario and through imports from Steelcase and the Steelcase Design Partnership entities. Steelcase Canada has approximately 670 employees and dealers in approximately 30 locations. Steelcase Canada had more than a 20% market share of the Canadian office furniture industry in calendar 1998 and generated $110.7 million in net sales for the year ended February 26, 1999.

 Steelcase International

  The Company conducts its non-European international operations primarily through its Steelcase International operating group. The Company's products are generally available throughout the world and are currently sold to international customers in various countries, including Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, Thailand, United Arab Emirates and Venezuela. In 1999, net sales derived from international customers outside of Europe and Canada were $115.3 million. The Company's share of the office furniture market in such countries is not material. Steelcase International has approximately 560 employees.

  The Company exports its products to non-European markets. The Company supplements this business with two manufacturing ventures in Brazil and Saudi Arabia and with licensees in Japan, India and Colombia. In addition, the Company acquired 25% of the total outstanding shares of its Thailand licensee, Modernform Group Public Company Limited. Sales of the Company's products to non-European international markets are made almost exclusively through the Company's dealer network. As of February 26, 1999, the Company's international dealer network outside of Europe and Canada was comprised of approximately 40 locations in the Pacific Rim, the Middle East, Latin America and Australia. Of these, four are owned (Australia, Brazil, Mexico and Singapore) by the Company, and the balance are authorized by agreement to distribute Steelcase products.

 Steelcase Strafor S.A.

  The Company's European business is conducted almost entirely through Steelcase Strafor S.A. ("Steelcase Strafor"), an unconsolidated 50% owned joint venture with Strafor Facom S.A. Steelcase Strafor is a leading office furniture company in Europe with net sales of approximately $506.9 million for the year ended December 31, 1998. Steelcase Strafor has the leading market share in France, with approximately 20% market share in calendar year 1998, and its share is approximately 6% of the office furniture market in Europe. Steelcase Strafor acquired Werndl BuroMobeL AG ("Werndl") in December 1998. Munich-based Werndl is the second largest wood office furniture company in Germany with annual sales in excess of $115.0 million.

  Steelcase Strafor serves the European market with 15 manufacturing facilities located in six countries, approximately 3,800 employees and a network of independent dealers in approximately 190 locations. Steelcase Strafor develops and manufactures its own office furniture products, under such brand names as Steelcase Strafor, Strafor, Gordon Russell, Pohlschroder, Waiko, Werndl, Sistemas and Airborne, and complements its product offerings with Steelcase brand and Steelcase Design Partnership products. Steelcase Strafor's products, although in large part purchased by European customers, are generally available throughout the world. Steelcase Strafor generally does not enter into formal agreements with its independent dealers.

  On April 22, 1999, the Company acquired the remaining 50% equity interest of Steelcase Strafor held by Strafor Facom S.A. See Note 20 to the Consolidated Financial Statements.

RAW MATERIALS AND SUPPLIERS

  The Company has focused on achieving purchasing economies by forming close relationships with its major suppliers. The Company utilizes steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. In an effort to promote close relationships with its supply base, the Company continues to pursue several initiatives, including (i) supply base integration through closer collaboration, (ii) supplier certification in accordance with Company-issued standards and (iii) the maintenance of open lines of communication with the total supply base. In addition, the Company strives to include key suppliers in the product development cycle so as to utilize their expertise and share research and development costs. It is the Company's strategic plan to integrate the best practices of all our facilities worldwide, maximize efficiencies globally and provide unparalleled service. The Company believes adequate sources are available for all of its raw materials.

INTELLECTUAL PROPERTY

  The Company has approximately 230 active U.S. utility patents and approximately 160 active U.S. design patents relating to its current and anticipated products. The Company also owns approximately 240 patents in a number of foreign countries. The Company has been active in obtaining patents since its inception and has filed an increasing number of patent applications in recent years. The average remaining life for the patents in its U.S. portfolio is approximately 10 years. Although the Company considers securing and protecting its intellectual property rights to be important to its business, the loss of any individual patent, or group of patents related to a particular product, would not result in a material adverse effect on the Company's financial condition or results of operations.

  The Company and its subsidiaries have registered various trademarks and service marks in the United States and certain foreign countries. The U.S. marks include Steelcase, Activity, Answer, Attwood, Avenir, Ballet, Brayton International Collection, Broadmoor, CaneCreek, Context, Criterion, DesignTex, Details, Elective Elements, Ellipse, FirstFile, Metro, Migrations, Montage, Pathways, Personal Harbor, Player, Protege, Rally, Rapport, Sensor, Series 9000, Springboard, Stow Davis, Teamwork, Turnstone and Vecta. Steelcase Strafor has various U.S. trademarks, including Strafor, Airborne and Gordon Russell.

  The Company has established a global network of intellectual property licenses with its affiliates. It also occasionally licenses its intellectual property to selected third parties and occasionally enters into license agreements under which it pays a royalty to third parties for the use of patented products or process technology.

COMPETITION

  The office furniture market is highly competitive, with a number of competitors offering similar products. In the contract segment of the market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers. The Company's most significant competitors in its primary markets are Herman Miller, Inc. ("Herman Miller"), Haworth, Inc. ("Haworth"), Knoll, Inc. ("Knoll"), Kimball International, Inc. ("Kimball") and Hon Industries Inc. ("Hon").

Together, these companies represent a substantial portion of the market share of the overall office furniture market. The Company also competes with many other companies, such as Teknion Inc., Office Specialty and SMED.

  In Europe, which is a highly competitive, fragmented market, Steelcase Strafor generally competes with other European-based enterprises with a significant European presence, including the Samas-Groep N.V. The Company also manufactures and sells office furniture in other parts of the world through wholly-owned operations, joint ventures, licensing arrangements and independent dealerships. The Company does not have a significant share of the market in any of the countries in which it offers its products outside the United States, Canada and Europe. The office furniture market in most of these countries is highly competitive, price sensitive, fragmented and served primarily by local companies of varying size and capability. Although some are significant in size, particularly in Japan, they generally do not compete outside of their own country. The Company's other major competitors in the non-European international markets generally are other North American office furniture companies such as Herman Miller, Haworth and Teknion Inc., although the Company does encounter local competition in most markets.

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

  The Company has received a Letter of Violation, and has been engaged in negotiations with the Michigan Department of Environmental Quality ("MDEQ"), regarding alleged malfunctions of a single piece of equipment at its Systems I plant. The Company has also been engaged in negotiations with MDEQ regarding MDEQ's interpretation of Volatile Organic Compound ("VOC") emission limits for adhesives operations at the Company's Systems I plant. The Company does not believe that either of these matters will individually involve a fine at or above $100,000. However, the Company believes that the matters may be resolved in a single consent decree which could require the Company to pay a fine of up to or slightly above $100,000. At this time, the Company does not believe that the cost of implementing a compliant adhesive's process will be material.

  The Company has been engaged in negotiations regarding operational and record keeping requirements for one piece of pollution control equipment and associated coating lines at the Company's Kentwood, Michigan, Context Plant. At the time the Company discovered and self-reported the issues at the Context plant, it also discovered and self-reported deficiencies in reporting VOC emissions from its Grand Rapids and Kentwood, Michigan facilities. The Company also received a Letter of Violation regarding alleged deficiencies in its compliance with record-keeping requirements documenting compliance with the cleaning wash-off solvent usage and leak inspection and maintenance requirements of the NESHAPs for Wood furniture. Because it is currently in negotiations with the MDEQ regarding resolving these issues in a single consent decree, the Company cannot estimate the costs of resolving these matters, which are potentially subject to substantial state and federal penalties. The Company believes, however, based upon the nature of the alleged violations, negotiations to date, its compliance history and its continuing good faith efforts to comply with all applicable environmental requirements, that it will be able to resolve this matter without incurring a material fine.

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

EMPLOYEES

  As of February 26, 1999, the Company had approximately 16,200 employees, including approximately 10,500 hourly and approximately 5,700 salaried employees. Employees covered by collective bargaining agreements constitute less than 10% of the Company's employees. Management believes that the Company's relations with its employees are good. In addition, the Company's joint ventures have approximately 3,900 employees.

ITEM 2. PROPERTIES:

  The Company maintains its corporate headquarters in Grand Rapids, Michigan, and conducts operations at locations throughout the United States and, through its wholly-owned subsidiaries and joint ventures, has manufacturing facilities in Brazil, Canada, France, Germany, Mexico, Morocco, Portugal, Saudi Arabia, Spain, Thailand and the United Kingdom. These office, showroom, manufacturing and distribution facilities total approximately 24 million square feet, of which approximately 7 million square feet are leased.

  The Company's principal office, manufacturing and distribution facilities (300,000 square feet or larger) as of February 26, 1999 are as follows:

                            APPROXIMATE   OWNED
                              SQUARE        OR
     LOCATION                 FOOTAGE     LEASED    DESCRIPTION OF USE
     --------               -----------   ------    ------------------
   Grand Rapids, Michigan..    383,000     Owned    Corporate Headquarters
   Grand Rapids, Michigan..    896,000     Owned    Chair Manufacturing
   Grand Rapids, Michigan..    445,000(1)  Owned    Chair Manufacturing
   Grand Rapids, Michigan..    824,000     Owned    Desk Manufacturing
   Grand Rapids, Michigan..    786,000     Owned    Distribution Center
   Grand Rapids, Michigan..    867,000     Owned    File Manufacturing
   Grand Rapids, Michigan..    950,000     Owned    Systems Manufacturing
   Grand Rapids, Michigan..    748,000(2)  Owned    Systems Manufacturing
   Gaines Township, Michi-
    gan....................    599,000     Owned    Corporate Development Center
   Kentwood, Michigan......    666,000     Owned    Computer Furniture Manufacturing
   Kentwood, Michigan......    789,000     Owned    Context Manufacturing
   Kentwood, Michigan......    886,000     Owned    Panel Manufacturing
   Kentwood, Michigan......  1,118,000     Owned    Distribution Center
   Kentwood, Michigan......    433,000    Leased    Wood Furniture Manufacturing
   Lowell, Michigan........    480,000     Owned    Attwood Manufacturing
   Athens, Alabama.........    777,000    Leased    Manufacturing
   Tustin, California......  1,044,000     Owned    Manufacturing
   Fletcher, North Caroli-
    na.....................    895,000     Owned    Wood Furniture Manufacturing
   Grand Prairie, Texas....    320,000     Owned    Vecta Manufacturing
   Markham, Ontario........    725,000     Owned    Steelcase Canada Manufacturing
   Strasbourg, France......    386,000     Owned(3) Manufacturing
   Dortmund, Germany.......    300,000     Owned(3) Manufacturing
   Durlangen, Germany......    415,000     Owned(3) Manufacturing
   Madrid, Spain...........    358,000     Owned(3) Manufacturing
   Rosenheim, Germany......    368,700     Owned(3) Manufacturing and Offices

--------
(1) This location is mostly vacant due to the consolidation of the two chair manufacturing facilities and is reserved for future production needs.
(2) Approximately 175,000 square feet is currently utilized for distribution, 150,000 square feet for showroom, 58,000 square feet for manufacturing, 64,000 square feet for construction of the Company's Corporate Learning and Development Center and the balance for commercial leasing.
(3) Through Steelcase Strafor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  None.

ITEM 4(A). EXECUTIVE OFFICERS OF REGISTRANT:

  Set forth below is certain information regarding the executive officers of the Company.

   NAME                     AGE                               POSITION
   ----                     ---                               --------
   Robert A. Ballard.......  63 Executive Vice President, Business Operations
   Robert W. Black.........  39 Vice President, European Ventures
   William P. Crawford.....  56 President and Chief Executive Officer, Steelcase Design Partnership
   Mark T. Greiner.........  47 Vice President, Chief Information Officer
   James P. Hackett........  44 President and Chief Executive Officer
   James P. Keane..........  39 Vice President, Corporate Strategy, Research and Development
   Alwyn Rougier-Chapman...  60 Senior Vice President-Finance, Chief Financial Officer and Treasurer
   John L. Stasiw..........  45 Vice President and General Manager, Steelcase International
   James R. Stelter........  43 Senior Vice President, Sales, Marketing and Dealer Alliances

  Robert A. Ballard has been Executive Vice President, Business Operations of the Company since 1996. From 1994 until 1996, Mr. Ballard held the position of Senior Vice President, Manufacturing Operations.

  Robert W. Black has been Vice President, European Ventures since 1998. From 1996 to 1998, Mr. Black served as Vice President, Marketing. From 1995 to 1996 Mr. Black has also served as Vice President, Corporate Strategy and Development and from 1994 to 1995 Vice President, Corporate and Service Marketing.

  William P. Crawford has been President and Chief Executive Officer, Steelcase Design Partnership since 1991. Mr. Crawford also serves on the Board of Directors of Old Kent Financial Corporation, a bank holding company that serves as trustee for the Company's retirement and 401(k) funds.

  Mark T. Greiner has been Vice President and Chief Information Officer since 1996. From 1994 to 1996, Mr. Greiner served as Vice President, Corporate Marketing Communications and Media Technology.

  James P. Hackett has been President and Chief Executive Officer of the Company since 1994. From 1993 through 1994, Mr. Hackett held the positions of President, Turnstone Inc., Executive Vice President, Steelcase Ventures and Executive Vice President and Chief Operating Officer. Mr. Hackett also serves on the Board of Directors of Old Kent Financial Corporation.

  James P. Keane has been Vice President, Corporate Strategy, Research and Development of the Company since 1998. Mr. Keane held the position of Vice President, Corporate Strategy and Development from January 1997 to 1998. From 1992 until January 1997, Mr. Keane was Vice President and Chief Financial Officer of Cloud Corporation, a packaging company.

  Alwyn Rougier-Chapman has been Senior Vice President--Finance of the Company since 1983 and Chief Financial Officer and Treasurer of the Company since 1994.

  John L. Stasiw has been Vice President and General Manager, Steelcase International since March 1997. From 1995 to March 1997, Mr. Stasiw served as Vice President, Strategic Supply Chain Management of the Company and, from 1994 to 1995, as President of the Company's lighting group.

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

  As of May 10, 1999, the Company had outstanding 23,825,633 shares of Class A Common Stock with 14,645 shareholders of record thereof and 129,593,062 shares of Class B Common Stock with 261 shareholders of record thereof, in each case not including persons or entities holding stock in nominee or street name through brokers or banks.

  The following table shows the price range of the Class A Common Stock, as reported by the New York Stock Exchange, for the year ended February 26, 1999 and for the portion of the fourth quarter ended February 27, 1998 following the Company's initial public offering (the only period during fiscal 1998 in which the Company's Class A Common Stock was publicly traded).

                                                                    CLASS A
                                                                 COMMON STOCK
                                                                  PRICE RANGE
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
      FISCAL 1999
      1st Quarter.............................................. $38.375 $28.000
      2nd Quarter.............................................. $29.875 $18.125
      3rd Quarter.............................................. $19.750 $12.750
      4th Quarter.............................................. $18.438 $13.313
      FISCAL 1998
      4th Quarter (from February 17, 1998)..................... $36.250 $33.000

  The Company intends to continue to pay regular quarterly dividends. However, the declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to compliance with applicable law. The determination of the timing and amount of future dividends, if any, will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time. See Item 6 of this Report, "Selected Financial Data" and Note 2 thereto. The aggregate dividends paid in the years ended February 26, 1999 and February 27, 1998 are set forth below (in millions):

        YEAR ENDING                                                       TOTAL
        -----------                                                       ------
        1999............................................................. $ 63.1
        1998.............................................................  210.9

ITEM 6. SELECTED FINANCIAL DATA


                             FINANCIAL HIGHLIGHTS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28, FEBRUARY 23, FEBRUARY 28,
                              1999         1998       1997(1)        1996         1995
                          ------------ ------------ ------------ ------------ ------------
STATEMENT OF INCOME DATA
Net sales...............    $2,742.5     $2,760.0     $2,408.4     $2,155.9     $2,048.7
Net sales increase
 (decrease).............       (0.6%)        14.6%        11.7%         5.2%        13.0%
Gross profit............    $  989.4     $1,003.4     $  856.8     $  687.7     $  596.9
Gross profit--% of net
 sales..................        36.1%        36.4%        35.6%        31.9%        29.1%
Operating income........    $  317.2     $  317.4     $  141.6     $  163.6     $   78.2
Operating income--% of
 net sales..............        11.6%        11.5%         5.9%         7.6%         3.8%
Net income .............    $  221.4     $  217.0     $   27.7     $  123.5     $   64.2
Net income --% of net
 sales..................         8.1%         7.9%         1.2%         5.7%         3.1%
EARNINGS PER SHARE
 (BASIC AND DILUTED)
Net income .............    $   1.44     $   1.40     $   0.18     $   0.80     $   0.42
Weighted average shares
 outstanding............       153.8        154.8        154.7        154.6        154.6
Dividends per share of
 common stock(2)........    $   0.41     $   1.36     $   0.27     $   0.26     $   0.21
BALANCE SHEET DATA
Working Capital.........    $  290.6     $  355.1     $  474.6     $  475.6     $  476.4
Assets..................    $2,182.5     $2,007.2     $1,922.1     $1,884.5     $1,761.8
Liabilities.............    $  682.5     $  674.8     $  542.1     $  490.9     $  459.6
Shareholders' Equity....    $1,500.0     $1,332.4     $1,380.0     $1,393.6     $1,302.2
STATEMENT OF CASH FLOW
 DATA
Net cash provided by
 operating activities...    $  307.7     $  333.4     $   80.8     $  200.7     $   42.2
Depreciation and
 amortization...........    $  107.0     $   95.3     $   93.4     $   92.5     $   97.0
Capital expenditures....    $  170.4     $  126.4     $  122.0     $  104.6     $   94.8
Dividends paid(2).......    $   63.1     $  210.9     $   41.8     $   39.8     $   32.3

--------
(1) During 1997, the Company concluded a 17-year patent litigation which, net of reserves, reduced net income by $123.5 million. See Note 13 to the Consolidated Financial Statements.
(2) During 1998, the Company paid a special dividend in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock. See
    Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company recorded consolidated net income for 1999 in the amount of $221.4 million, or $1.44 per share (basic and diluted). This performance occurred during a period in which the office furniture industry softened due to global economic turmoil and significant domestic merger and acquisition activity, resulting in relatively flat consolidated and pro forma worldwide net sales levels for the fiscal year. Further, gross profit margins declined in the second half of the year, averaging 36.1% for 1999 compared with 36.4% a year ago due primarily to costs associated with the consolidation of two manufacturing facilities and the launch of new products.

  However, management held the line on operating expenses and delivered a second consecutive year in which earnings performance set a new benchmark. The Company utilized a hiring delay, redeployment, discretionary spending controls, a voluntary leave program and other cost containment efforts, which, when coupled with the variable nature of bonus and incentive compensation programs, enabled achievement of the results without sacrificing long-term strategic efforts or jeopardizing its relations with employee-shareholders. In addition, the provision for income taxes benefited from the favorable resolution of income tax litigation dating back to 1989, which contributed to a reduced effective tax rate for 1999 and resulted in interest income of $5.8 million.

  In a year in which the office furniture industry as a whole was slowed by macroeconomic factors and the Company's consolidated and pro forma worldwide net sales were relatively flat with 1998, the Company nonetheless made significant progress in 1999 towards fulfilling its vision to TRANSFORM THE WAYS PEOPLE WORK . . . TO HELP THEM WORK MORE EFFECTIVELY THAN THEY EVER THOUGHT THEY COULD and its long-term objective to grow the business. Significant highlights include:

  . The Company launched Pathways Bundle I, a portfolio of integrated architectural products including panels, floor and lighting systems, furniture, power and communication elements designed to coordinate with existing Steelcase products, as well as competitors' products. First year net sales reached nearly $80 million.

  . Further, the Company prepared for its fiscal 2000 introduction and launch of the Leap chair and the next generation of Pathways (Bundle
     II), both of which will be shown at NeoCon '99. Management believes the Leap chair will improve its offerings in seating, which are currently led by Criterion and Sensor.

  . The Company initiated several acquisitions, including complete ownership of (i) Steelcase Strafor, the Company's European joint venture originally formed by Steelcase Inc. and Strafor Facom S.A. in 1974, (ii) Werndl BuroMobeL AG, the second largest wood office furniture manufacturer in Germany, and (iii) J.M. Lynne, a leading designer and distributor of vinyl wall coverings based in New York, and partial ownership of (i) Microfield Graphics, an Oregon-based developer and manufacturer of computer conferencing and group communication products,
     (ii) Clestra Hauserman, a leading provider of steel moveable walls and partitions based in Ohio, and (iii) Modernform Group Public Company Limited, the Company's office furniture manufacturing partner located in Bangkok, Thailand.

RESULTS OF OPERATIONS

  The following table sets forth consolidated statement of income data as a percentage of net sales for 1999, 1998 and 1997. In addition, 1999 and 1998 consolidated statement of income data is presented versus the prior year.

                                       YEAR ENDED                  INCREASE (DECREASE)
                         -------------------------------------- -------------------------
                         FEB 26, 1999 FEB 27, 1998 FEB 28, 1997 1999 VS 1998 1998 VS 1997
                         ------------ ------------ ------------ ------------ ------------
Net sales...............    100.0%       100.0%       100.0%        (0.6)%       14.6%
Cost of sales...........     63.9         63.6         64.4         (0.2)%       13.2%
                            -----        -----        -----        ------        ----
Gross profit............     36.1         36.4         35.6         (1.4)%       17.1%
Selling, general and
 administrative
 expenses...............     24.5         24.9         26.2         (2.0)%        8.8%
Patent litigation
 expense................      --           --           3.5           --          --
                            -----        -----        -----        ------        ----
Operating income........     11.6         11.5          5.9         (0.1)%        n/m
Patent litigation
 interest expense.......      --           --          (4.6)          --          --
Other income, net.......      0.7          0.8          0.9        (10.6)%        5.6%
                            -----        -----        -----        ------        ----
Income before provision
 for income taxes and
 equity in net income of
 joint ventures and
 dealer transitions.....     12.3         12.3          2.2         (0.8)%        n/m
Provision for income
 taxes..................      4.5          4.7          1.0         (4.6)%        n/m
                            -----        -----        -----        ------        ----
Income before equity in
 net income of joint
 ventures and dealer
 transitions............      7.8          7.6          1.2           1.6%        n/m
Equity in net income of
 joint ventures and
 dealer transitions.....      0.3          0.3          --           12.7%        --
                            -----        -----        -----        ------        ----
Net income..............      8.1%         7.9%         1.2%          2.0%        n/m
                            =====        =====        =====        ======        ====

--------
n/m = not meaningful

NET SALES

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates on a worldwide basis within a single reportable segment, the office furniture industry. The office furniture segment includes all of the Company's operating segments within consolidated net sales except for services and other businesses, plus the unconsolidated net sales of its European joint venture, Steelcase Strafor. Net sales from all other unconsolidated joint ventures and dealer transitions are not material.

  The Company offers its extensive range of products and services to commercial and non-commercial organizations worldwide through a network of independent dealers in approximately 680 locations (including approximately 230 outside of North America). These dealers, in conjunction with the Company's sales force, provide local expertise, installation services and ongoing customer support services, remaining in close contact with customers during and after the completion of a project to help ensure customer satisfaction, offer ongoing services and encourage repeat business.

  The following table sets forth consolidated and pro forma worldwide net sales by geographical segment for 1999, 1998 and 1997 (in millions). In addition, 1999 and 1998 geographical segments are presented versus the prior year.

                                        YEAR ENDED                  INCREASE (DECREASE)
                          -------------------------------------- -------------------------
                          FEB 26, 1999 FEB 27, 1998 FEB 28, 1997 1999 VS 1998 1998 VS 1997
                          ------------ ------------ ------------ ------------ ------------
Domestic--U.S. only.....    $2,390.4     $2,375.0     $2,050.1        0.6%        15.8%
International and Cana-
 da.....................       226.0        250.6        224.5       (9.8)%       11.6%
Services and other busi-
 nesses.................       126.1        134.4        133.8       (6.2)%        0.4%
                            --------     --------     --------       ----         ----
Consolidated net sales..    $2,742.5     $2,760.0     $2,408.4       (0.6)%       14.6%
                            --------     --------     --------       ----         ----
Steelcase Strafor(1)....       506.9        468.6        448.3        8.2%(2)      4.5%(2)
                            --------     --------     --------       ----         ----
Worldwide net sales(3)..    $3,249.4     $3,228.6     $2,856.7        0.6%        13.0%
                            ========     ========     ========       ====         ====

--------
  (1)Steelcase Strafor net sales have been adjusted from amounts previously reported in order to conform the classifications of sales deductions with those reflected in the Company's consolidated net sales. These reclassifications were identified in connection with the Company's April 22, 1999 acquisition of Strafor Facom's 50% interest in Steelcase Strafor. See Notes 8 and 20 to the Consolidated Financial Statements.

  (2)In local currency, Steelcase Strafor net sales increased 9.8% in 1999 and 19.1% in 1998.

  (3)Worldwide net sales include, on a pro forma basis, the Company's consolidated net sales plus those of its unconsolidated European joint venture, Steelcase Strafor. Net sales of all other unconsolidated joint ventures and dealer transitions are not material.

  During 1999, the Company, along with the U.S. office furniture industry overall, experienced a slowdown in its growth. For 1998 and 1997, the Company's consolidated net sales grew faster than the industry, increasing by 14.6% and 11.7%, respectively. However, during 1999 consolidated net sales were essentially flat, lagging U.S. industry growth, which as reported by The Business and Institutional Furniture Manufacturers' Association ("BIFMA") approximated 7.8% for the calendar year ended December 31, 1998. Pro forma worldwide net sales, which reflect Steelcase Strafor as if the joint venture were consolidated, generally followed the same trend line as consolidated net sales. However, within Europe, Steelcase Strafor experienced a greater growth rate over the three year period in local currency due to a strengthening economy and the success of new product introductions. The growth has been spread across most key markets, as well as Eastern Europe and other new markets that the joint venture has pursued in the past three years.

  Domestic--U.S. only. The Company's largest market, the U.S., includes the following Steelcase operations: Steel, the Steelcase Design Partnership ("SDP"), Turnstone, Steelcase Wood and Revest. While substantially all U.S. net sales are processed and serviced through the dealer network, the Company segregates dealer sales between those contracted solely by its dealers--its primary U.S. distribution channel, and those contracted directly by the Company--typically large corporate account business. Fluctuations within the different operations and distribution channels have resulted in U.S. net sales growth rates of 0.6%, 15.8% and 8.3% in 1999, 1998 and 1997, respectively.

  For 1999, 1998 and 1997, sales contracted solely by the Company's dealers grew by approximately six percent, 12 percent and 14 percent, respectively. Large corporate account business in the same periods experienced double-digit growth in 1998 and 1997, and a double-digit decline in 1999. Other distribution channels include government, education and institution, and other sectors, none of which significantly impacted U.S. growth trends in the reported periods. U.S. net sales growth in 1998 and 1997 resulted primarily from increases in unit sales across most product categories reflecting strong industry fundamentals. In 1999, the industry began to soften due to the financial volatility in Asian and Latin American markets, which, along with a high level of domestic merger and acquisition activity within the U.S. Fortune 500 companies, contributed to the double-digit decline in the Company's large corporate account business channel. Management believes that the uncertainties posed by these global economics significantly influenced corporate capital spending decisions, thereby causing delays of anticipated projects throughout the course of 1999. While some of these projects are beginning to resurface during the current year, many remain delayed, possibly due to ongoing global economic uncertainty and general corporate concern over the potential impact of Year 2000 issues and their disruption on the business world.

  In 1998 and 1997, the Company's Steel operations, which include its primary product lines (office furniture systems, seating, storage solutions, interior architectural products, and desks and casegoods), benefited from strong industry fundamentals, resulting in growth in unit sales across most product categories. In 1999, as the industry softened, these product categories were impacted by the deferred spending actions within the Company's large corporate account business, resulting in declines across the same product categories that benefited from a strong industry in 1998 and 1997. However, in 1999, the Company continued to experience double-digit growth in all other U.S. operations. Acquisitions did not have a material impact on U.S. net sales for any of the reported periods.

  International and Canada. In 1998 and 1997, the International and Canadian segment experienced growth of 11.6% and 19.0%, respectively, due to strong export sales to both Latin America and the Middle East in both years, office furniture industry growth in Canada in 1998 and acquisitions in 1997. In 1999, the International and Canadian segment decreased 9.8% due to several factors including: first, although Canadian net sales in local currency increased 6.0% for the year, unfavorable exchange rates entirely offset the growth; second, the Company experienced a reduction in export projects to Latin America and flat sales in Asia due to local economic conditions; and third, the Company's Japanese subsidiary was reorganized during the third quarter of 1998 and as a result now receives royalty income instead of recording the related net sales.

  Services and other businesses. Services and other businesses, which more than doubled in 1997, were virtually flat in 1998 and declined by 6.2% in 1999, were impacted by an acquisition at the beginning of 1997 and the disposal of a product line and distributor within the Company's marine business at the end of the third quarter of 1998.

GROSS PROFIT

  The Company's gross profit as a percentage of net sales decreased slightly in 1999 to 36.1% from 36.4% in 1998, after increasing in 1998 and 1997. These improvements reflect increased overhead absorption through increased sales and the impact of a cost reduction program, initiated in 1996, designed to improve raw materials sourcing, contain costs and rationalize facilities. In the first two years of the cost reduction program, the Company was able to reap significant benefits by improving raw materials sourcing, leveraging the net sales growth by simultaneously containing costs and beginning to streamline manufacturing processes by culling low volume surface materials, such as laminates, fabrics and paints. In 1998 and 1999, however, efforts to reduce costs and improve efficiencies began to require upfront commitment of expenses and capital, replacement of various manufacturing equipment, changes in significant processes and consolidation of certain facilities. At the same time, the Company has been in the midst of launching the largest new product portfolio in its history, experiencing expected disruptions and various inefficiencies. As a result, the benefits to be realized by most of the cost reduction efforts made in 1998 and 1999 are expected to occur in future periods, in some cases simply as time passes, but in others only as the Company's Steel operations experience unit sales growth. During the three-year period, pricing has not had a significant impact on gross margins; however, the Company continues to experience pressure on its discounts, especially as the industry softened during the current year.

  In prior years, the Company reported identifiable costs associated with furniture distribution process changes, the restructuring and disposition of a non-furniture related manufacturing facility, certain manufacturing equipment write-offs and other matters, which aggregated $18.3 million for 1998 and $4.5 million for 1997. Management believes that costs similar to 1998 have been incurred during 1999, including the impacts of launching new products and the consolidation of the Company's chair plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses as a percentage of net sales decreased to 24.5% in 1999 from 24.9% in 1998 and 26.2% in 1997, reflecting management's cost containment and resource redeployment efforts. During the three-year period, investments in information systems and new product research, development and launch have been significant and increasing. However, the Company has been focused on redeployment of resources in support of its strategic initiatives and therefore has been able to improve its operating expense leverage. In addition, the structure of the Company's management incentive plan, which is predominantly based on growth in the Company's performance, contributed to the current year's achievement of 24.5% through a reduction in management bonuses.

  In 1998, the Company reported that selling, general and administrative costs included aggregate costs of $11.0 million relating to the restructuring of a foreign subsidiary, the relocation of a showroom facility and the initial public offering and receipt by the Company of a net litigation settlement in the amount of $9.8 million. In addition, the Company reported in prior years that 1997 included a subsidiary restructuring charge and an intangible asset write-off aggregating approximately $8.6 million. There were no similar costs or litigation settlements of a material nature in 1999.

PATENT LITIGATION EXPENSES

  In December 1996, the Company concluded a 17-year patent litigation, which, net of reserves, reduced 1997 net income by $123.5 million, or $0.80 per share (basic and diluted). See Note 13 to the Consolidated Financial Statements of the Company.

OTHER INCOME, NET AND INCOME TAXES

  Overall, other income, net did not vary significantly during the three-year period. However, 1999 includes $5.8 million of interest income recorded in connection with the favorable resolution of income tax litigation discussed below. Other income, net is expected to be impacted in fiscal 2000 due to the acquisitions referenced above, including the remaining 50% of Steelcase Strafor, which was financed through cash and short-term borrowings that the Company expects to refinance in the first half of fiscal 2000 as it finalizes its borrowing structure.

  Income tax expense as a percentage of income before taxes ("the effective tax rate") approximated 37.0% in 1999, 38.5% in 1998 and 46.0% in 1997. During 1999, the provision for income taxes benefited from the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these matters contributed to a reduced effective tax rate for 1999 and resulted in interest income of $5.8 million. These tax matters increased 1999 consolidated net income by $6.2 million, or $0.04 per share (basic and diluted). The effective tax rate in 1997 was primarily attributable to the reduced level of income as a result of patent litigation expenses. The Company's effective income tax rate is expected to increase as a result of the acquisition and consolidation of Steelcase Strafor, due to higher tax rates throughout most of Europe and the recording of non-deductible goodwill.

NET INCOME

  For the reasons set forth above, net income and earnings per share (basic and diluted) increased over the three-year period at a compound annual growth rate in excess of 20%. Excluding the impact of patent litigation expenses in 1997, which reduced net income by $123.5 million, net income growth by period approximated 2.0% in 1999, 43.5% in 1998 and 22.4% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. Through February 1999, the Company had no long-term debt. However, due to the payment of the special dividend in the fourth quarter of 1998 and the level of capital expenditures and acquisitions in 1999, cash, cash equivalents and short-term investments were less than $80.0 million as of February 26, 1999. Further, on April 22, 1999, the Company acquired the remaining 50% equity interest of Steelcase Strafor held by Strafor Facom S.A. The purchase price approximated $225.2 million and was funded by approximately $75.1 million from existing cash balances and approximately $150.1 million of short-term borrowings that the Company expects to refinance in the first half of fiscal 2000 as it finalizes its borrowing structure. See Note 20 to the Consolidated Financial Statements. These borrowings, in addition to cash generated from future operations, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

  CASH PROVIDED BY OPERATING ACTIVITIES

  Cash provided by operating activities totaled $307.7 million for 1999, $333.4 million for 1998 and $80.8 million for 1997. These funds resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of increases in accounts receivable and notes receivable and leased assets. The Company continues to invest in its leasing portfolio, which includes both direct financing and operating leases of office furniture products. The Company's net investment in leased assets increased from $165.8 million as of February 27, 1998 to $233.1 million as of February 26, 1999. Operationally, management continues to closely monitor its accounts receivable and inventories, attempting to maximize the number of inventory turns per year and minimize the impact of increasing international receivables, which typically have longer payment terms than domestic dealers. The number of days that the accounts receivable arising from sales to domestic dealers remain outstanding continues to approximate 30 days.

  CASH USED IN INVESTING ACTIVITIES

  Cash used in investing activities totaled $290.0 million in 1999, $149.9 million in 1998 and $75.4 million in 1997. The increases have resulted from increases in capital expenditures, joint venture transactions and corporate acquisitions.

  The Company's capital expenditures were $170.4 million in 1999, $126.4 million in 1998 and $122.0 million in 1997, reflecting investments in excess of depreciation for each of the last three years. Capital expenditures continue to include increased investments in manufacturing equipment expected to improve productivity and safety, increase capacity, decrease the impact on the surrounding environments in which the Company operates and facilitate the launch of new products. In addition, 1999 reflects the purchase of two facilities in the San Francisco Bay area for approximately $26.0 million. These facilities will be used to relieve local production constraints and relocate the west coast Work Life Center to Palo Alto, California. Further, 1999 reflects initial investments in the Company's Corporate Learning and Development Center, the space for which is being constructed using vacant manufacturing space and Pathways-based products. The Company expects capital expenditures in fiscal 2000 to equal or exceed 1999 levels due to the planned construction of a new wood facility, which is expected to approximate $34.0 million, and the continued investment in new product development, information systems and corporate and showroom facilities.

  Joint venture transactions in the three-year period include repayment of a note receivable from Steelcase Strafor in 1997 in the amount of $43.0 million and issuance of a note receivable to the joint venture in 1999 in the amount of $66.4 million to equalize lending levels between the Company and Strafor Facom S.A. and fund in part the acquisition of Werndl BuroMobeL AG by Steelcase Strafor.

  Corporate acquisitions, aggregating $57.2 million in 1999, reflect the complete ownership of J.M. Lynne and the partial ownership of Microfield Graphics, Clestra Hauserman and the Modernform Group Public Company Limited.

  CASH USED IN FINANCING ACTIVITIES

  Cash used in financing activities totaled $53.3 million in 1999, $254.4 million in 1998 and $40.4 million in 1997, reflecting dividends paid and certain common stock transactions.

  Quarterly dividends per share of common stock were $0.41 in 1999, $0.39 in 1998 and $0.27 in 1997. In addition, the Company paid a special dividend in 1998 in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock.

  During 1999, eligible employees purchased shares of Class A Common Stock pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. The shares for this grant, along with the shares for the Employee Stock Grant issued in 1998, were purchased by the Company from the selling shareholders in the initial public offering for $43.5 million. In addition, the Company repurchased 794,300 shares of Class A Common Stock for $15.0 million in 1999 under a three million share repurchase program authorized by the Board of Directors on June 17, 1998. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time. Since the initial public offering in February 1998, approximately 9.3 million shares of common stock have converted from Class B to Class A.

YEAR 2000 READINESS

  The Company is actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results by or at the Year 2000 ("Year 2000 issues"), an issue affecting Steelcase Inc. and most other companies. The Company intends that its business application systems, technical infrastructure components, and manufacturing equipment be Year 2000 ready by the end of June of 1999. However, management views the process of assessing and remediating Year 2000 issues as an ongoing process which will require continued focus, testing and verification throughout calendar 1999.

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

  Since 1994, the Company has been selectively replacing business software applications with SAP, a Year 2000 compliant comprehensive information management system. This project is part of a strategic business plan to upgrade the overall capabilities of the Company's business application systems. Costs to date specifically to address Year 2000 issues, separate from SAP implementations, have approximated $10 million. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to exceed an additional $10 million. Further, various individual business units, majority-owned subsidiaries and unconsolidated joint ventures are engaged in the implementation of Year 2000 compliant enterprise software systems.

  In late 1995, the Company began its efforts to address those business applications which might not be replaced in time with equivalent SAP systems by engaging a third party specializing in the modification of business software applications. The engagement lasted through December 1997, at which time the majority of remediation efforts related to those business software applications were substantially complete. Since that time, the Company has been testing those business software applications and as of February 26, 1999 had substantially completed the initial testing of those software applications.

  In December 1997, the Company established a Program Management Office ("PMO"), reporting to the Chief Information Officer of the Company. The PMO has the responsibility to provide oversight for the Company's Year 2000 readiness program that consists of the five phases noted above. These five phases will be employed for the following areas: business application software, manufacturing and other equipment with embedded chip technology, and evaluation and due diligence with respect to the Company's supply chain and distribution channel. The PMO is also responsible for periodic status reporting to the Company's executive management and to the Board of Directors. In addition, the Year 2000 PMO is providing oversight for the development and execution of contingency and business continuity planning efforts, which have begun in a number of the Company's business units.

  As of February 26, 1999, the Company had completed the assessment phase for the majority of its manufacturing facilities having embedded technology. The assessment resulted in minimal findings of non-compliance. The Company's manufacturing equipment is generally Year 2000 ready and is not anticipated to require significant reprogramming or replacement. Remediation and testing of the equipment identified as needing some reprogramming or replacement is expected to be substantially complete by mid-calendar year 1999.

  The Company initiated formal communications with production suppliers in January 1998 and with its dealer network in May 1998, inquiring as to their state of readiness. As of February 26, 1999, over 4,000 suppliers have been contacted, and from the responses received to date, the Company believes that its supply chain partners are actively seeking to become Year 2000 ready. The Company has initiated further in-depth analyses of the readiness of approximately 150 key suppliers. In addition, as of February 26, 1999, a majority of the dealers, both international and domestic, had responded, mostly with favorable self-assessment ratings. Many governmental agencies, however, may not be Year 2000 compliant. It is difficult for Steelcase Inc. and most other companies to assess the likelihood, or the impact, if any, on their businesses, of such entities' failure to be Year 2000 compliant.

  The Company presently believes that, upon completion of its current plans for remediation of its business software applications as well as manufacturing and other equipment with embedded technology, Year 2000 issues will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such planned remediation is not completed in a timely manner, the level of timely compliance by key suppliers or dealers is not sufficient, or if unforeseen circumstances arise, Year 2000 issues could have a material impact on the Company's operations including, but not limited to, delays in shipments of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company believes that its Year 2000 readiness program, including contingency and business continuity plans under development, should generally reduce the extent of materially adverse effects that Year 2000 related disruptions may have upon the Company.

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

EURO CONVERSION

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the Euro. The Company's primary exposure to the Euro conversion is concentrated in Steelcase Strafor.

  In December 1997, Steelcase Strafor created an internal Euro committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. At this time, Steelcase Strafor is preparing an implementation of unified price lists for dealers. The aim is to have three commercial zones in Europe within the three-year transition period, but no change is expected in calendar 1999. Steelcase Strafor is adapting and migrating its internal system in order to be Euro compliant by the end of calendar 1999. Steelcase Strafor is also assisting and educating its dealers to become Euro compliant. Training for employees will begin during the transition period. The transition period is anticipated to resolve difficulties in handling local currencies and the Euro simultaneously, while remaining flexible to the market. Steelcase Strafor sees the primary financial impact of the Euro conversion to be potential savings on foreign exchange hedging and commissions. Based on the Euro Committee's work to date, the Company does not expect the Euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company as a whole.

SAFE HARBOR PROVISION

  There are certain forward-looking statements under the Overview, Liquidity and Capital Resources, Year 2000, and Euro Conversion sections, particularly those with respect to the Company's future product offerings and liquidity and capital needs; future capital expenditures; conversion of Class B common shares to Class A common shares; the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues; and the impact of the Euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions; changes in customer order patterns; continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments; the ability to grow new businesses and successfully integrate and operate any acquired businesses; the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues; costs, including claims, due to Year 2000 issues and remediation efforts; the future success of new products and their impact on our manufacturing processes; the impact of the Euro conversion and other risks detailed in this Report, and the Company's other filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. This statement is effective for fiscal years beginning after June 15, 1999. Management intends to adopt the provisions of SFAS No. 133 during fiscal 2001. The impact of this pronouncement on the Company's financial results is currently being evaluated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

  The Company has evaluated possible disclosures required under this item, and has determined that no material market, interest rate, or foreign currency risk exists that would require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  The financial statements and supplementary data required by the Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-28, attached hereto and found immediately following the signature page of this Report.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

  None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT:

  The information required by Item 10 which is not included in Part I hereof, is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held June 23, 1999 (the "Proxy Statement"), under the captions "Election of Directors" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION:

  The information required by Item 11 is contained in the Proxy Statement, under the captions "Information Concerning Meetings of the Board of Directors, Board Committees and Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

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

    1. FINANCIAL STATEMENTS (F-1 TO F-28)

    The following consolidated financial statements of the Company are filed as part of this Report:

    --Report of Independent Certified Public Accountants

    --Consolidated Statements of Income for the Years Ended February 26,
     1999, February 27, 1998 and February 28, 1997

    --Consolidated Balance Sheets as of February 26, 1999 and February 27,
     1998

    --Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended February 26, 1999, February 27, 1998 and February 28, 1997

    --Consolidated Statements of Cash Flows for the Years Ended February
     26, 1999, February 27, 1998 and February 28, 1997

    --Notes to Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES (S-1)

    Schedule II--Valuation and Qualifying Accounts

      All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

  (B) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDING FEBRUARY 26, 1999

      Form 8-K filed February 17, 1999 relating to the Company's intent to acquire the remaining 50% equity interest of Steelcase Strafor from Strafor Facom S.A.

  (C) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   --Second Restated Articles of Incorporation of the Company(1)
   3.2   --Amended By-laws of the Company, as amended March 24, 1999
  10.1   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and James Hackett(2)
  10.2   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Robert Ballard(2)
  10.3   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Alwyn Rougier-Chapman(3)
  10.4   --Steelcase Inc. Restoration Retirement Plan
  10.5   --Steelcase Inc. Incentive Compensation Plan(1)
  10.6   --Amended and Restated Steelcase Inc. Management Incentive Plan(3)
  10.7   --Steelcase Inc. 1994 Executive Supplemental Retirement Plan(3)
  10.8   --Deferred Compensation Agreement dated May 4, 1998, between Steelcase
          Inc. and William P. Crawford(4)
  10.9   --Stock Purchase Agreement between Steelcase Inc. and Strafor Facom
          S.A. dated as of April 21, 1999(5)
  21.1   --Subsidiaries of the Registrant
  23.1   --Consent of BDO Seidman, LLP
  27.1   --Financial Data Schedule

--------
(1) Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission ("Commission") on December 5, 1997.

(2) Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(3) Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.

(4) Incorporated by reference to the like numbered exhibit to the Company's annual report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998.

(5) Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 22, 1999, as filed with the Commission, on May 7, 1999.

                                 STEELCASE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Net sales...............................    $2,742.5     $2,760.0     $2,408.4
Cost of sales...........................     1,753.1      1,756.6      1,551.6
                                            --------     --------     --------
Gross profit............................       989.4      1,003.4        856.8
Selling, general and administrative
 expenses...............................       672.2        686.0        630.4
Patent litigation expense...............         --           --          84.8
                                            --------     --------     --------
Operating income........................       317.2        317.4        141.6
Patent litigation interest expense......         --           --        (111.7)
Other income, net.......................        20.2         22.6         21.4
                                            --------     --------     --------
Income before provision for income taxes
 and equity in net income of joint
 ventures and dealer transitions........       337.4        340.0         51.3
Provision for income taxes..............       124.9        130.9         23.6
                                            --------     --------     --------
Income before equity in net income of
 joint ventures and dealer transitions..       212.5        209.1         27.7
Equity in net income of joint ventures
 and dealer transitions.................         8.9          7.9          --
                                            --------     --------     --------
Net income..............................    $  221.4     $  217.0     $   27.7
                                            ========     ========     ========
Earnings per share (basic and diluted)..    $   1.44     $   1.40     $   0.18
                                            ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                      FEBRUARY 26, FEBRUARY 27,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $   67.5     $  103.1
  Short-term investments.............................        8.6         13.0
  Accounts receivable, less allowances of $27.6 and
   $31.8.............................................      348.9        364.3
  Notes receivable and leased assets.................      140.4        142.1
  Income taxes receivable............................        --          32.8
  Inventories........................................       96.5        105.8
  Prepaid expenses...................................        6.8          7.5
  Deferred income taxes..............................       68.7         56.4
                                                        --------     --------
Total current assets.................................      737.4        825.0
                                                        --------     --------
Property and equipment, net..........................      739.0        671.2
Notes receivable and leased assets...................      209.1        158.0
Joint ventures and dealer transitions................      210.4        115.9
Deferred income taxes................................       40.5         50.0
Goodwill and other intangible assets, net of
 accumulated amortization of $25.6 and $21.5.........       99.6         66.3
Other assets.........................................      146.5        120.8
                                                        --------     --------
Total assets.........................................   $2,182.5     $2,007.2
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                      FEBRUARY 26, FEBRUARY 27,
                                                          1999         1998
                                                      ------------ ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts and notes payable..........................   $  102.1     $  117.8
 Accrued expenses:
  Employee compensation..............................       92.8        103.9
  Employee benefit plan obligations..................       51.8         59.1
  Other..............................................      200.1        189.1
                                                        --------     --------
Total current liabilities............................      446.8        469.9
                                                        --------     --------
Long-term liabilities:
  Employee benefit plan obligations..................      222.8        191.2
  Other long-term liabilities........................       12.9         13.7
                                                        --------     --------
Total long-term liabilities..........................      235.7        204.9
                                                        --------     --------
Total liabilities....................................      682.5        674.8
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred Stock--no par value; 50,000,000 shares
  authorized, none issued and outstanding............        --           --
 Class A Common Stock--no par value; 475,000,000
  shares authorized, 23,676,407 and 14,122,040 issued
  and outstanding....................................       78.0         41.1
 Class B Common Stock--no par value; 475,000,000
  shares authorized, 129,942,288 and 139,245,676
  issued and outstanding.............................      301.4        328.5
 Accumulated other comprehensive income..............      (15.0)       (14.5)
 Retained earnings...................................    1,135.6        977.3
                                                        --------     --------
Total shareholders' equity...........................    1,500.0      1,332.4
                                                        --------     --------
Total liabilities and shareholders' equity...........   $2,182.5     $2,007.2
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)

                           COMMON STOCK     ACCUMULATED OTHER               TOTAL         TOTAL
                          ----------------    COMPREHENSIVE   RETAINED  SHAREHOLDERS' COMPREHENSIVE
                          CLASS A  CLASS B       INCOME       EARNINGS     EQUITY        INCOME
                          -------  -------  ----------------- --------  ------------- -------------
February 23, 1996.......  $  --    $408.9        $  0.8       $  983.9    $1,393.6
Common stock issuance...                                           1.4         1.4
Other comprehensive
 income.................                           (0.9)                      (0.9)      $ (0.9)
Dividends paid..........                                         (41.8)      (41.8)
Net income..............                                          27.7        27.7         27.7
                          ------   ------        ------       --------    --------       ------
February 28, 1997.......     --     408.9          (0.1)         971.2     1,380.0       $ 26.8
                                                                                         ======
Common stock conversion.    36.9    (36.9)                                     --
Common stock repurchase.            (43.5)                                   (43.5)
Employee stock grant....     4.2                                               4.2
Other comprehensive
 income.................                          (14.4)                     (14.4)      $(14.4)
Dividends paid..........                                        (210.9)     (210.9)
Net income..............                                         217.0       217.0        217.0
                          ------   ------        ------       --------    --------       ------
February 27, 1998.......    41.1    328.5         (14.5)         977.3     1,332.4       $202.6
                                                                                         ======
Common stock conversion.    27.1    (27.1)                                     --
Common stock repurchase.   (15.0)                                            (15.0)
Common stock issuance...    24.8                                              24.8
Other comprehensive
 income.................                           (0.5)                      (0.5)      $ (0.5)
Dividends paid..........                                         (63.1)      (63.1)
Net income..............                                         221.4       221.4        221.4
                          ------   ------        ------       --------    --------       ------
February 26, 1999.......  $ 78.0   $301.4        $(15.0)      $1,135.6    $1,500.0       $220.9
                          ======   ======        ======       ========    ========       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                       YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
Net income.............................     $221.4       $217.0       $ 27.7
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization........      107.0         95.3         93.4
  Pension and postretirement benefit
   costs...............................       22.7         17.9         16.2
  Loss on disposal of assets...........        --           4.3         14.0
  Employee stock grant.................        --           4.2          --
  Deferred income taxes................       (2.7)        (4.7)         1.8
  Equity in net income of joint
   ventures and dealer transitions.....       (8.9)        (7.9)         --
  Changes in operating assets and
   liabilities, net of corporate
   acquisitions:
    Accounts receivable................       15.4        (36.7)       (59.9)
    Notes receivable and leased assets.      (52.2)       (69.3)       (45.9)
    Inventories........................        9.3          2.2         31.5
    Prepaid expenses and other assets..      (20.6)         3.7         (3.5)
    Accounts and notes payable.........      (15.7)        12.7         12.3
    Accrued expenses and other
     liabilities.......................       32.0         94.7         (6.8)
                                            ------       ------       ------
Net cash provided by operating
 activities............................      307.7        333.4         80.8
                                            ------       ------       ------
INVESTING ACTIVITIES
Capital expenditures...................     (170.4)      (126.4)      (122.0)
Proceeds from the sale of facilities...        --           1.2          7.5
Net change in investments..............        4.4        (20.7)         6.6
Joint ventures and dealer transitions..      (66.8)         0.8         36.5
Corporate acquisitions, net of cash
 acquired..............................      (57.2)        (4.8)        (4.0)
                                            ------       ------       ------
Net cash used in investing activities..     (290.0)      (149.9)       (75.4)
                                            ------       ------       ------
FINANCING ACTIVITIES
Common stock issuance..................       24.8          --           1.4
Common stock repurchase................      (15.0)       (43.5)         --
Dividends paid.........................      (63.1)      (210.9)       (41.8)
                                            ------       ------       ------
Net cash used in financing activities..      (53.3)      (254.4)       (40.4)
                                            ------       ------       ------
Net decrease in cash and cash
 equivalents...........................      (35.6)       (70.9)       (35.0)
Cash and cash equivalents, beginning of
 year..................................      103.1        174.0        209.0
                                            ------       ------       ------
Cash and cash equivalents, end of year.     $ 67.5       $103.1       $174.0
                                            ======       ======       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCASE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

  Steelcase Inc. and its majority-owned subsidiaries (the "Company") represent the world's largest manufacturer and provider of office furniture, office furniture systems and related products and services. The Company manufactures at 30 facilities in the United States, Canada and Mexico and, through international subsidiaries, joint ventures and licensing arrangements, at approximately 20 facilities throughout the rest of the world. The Company distributes its products through a worldwide network of independent dealers in approximately 680 locations including approximately 450 in the United States and Canada and approximately 230 throughout the rest of the world. The Company operates on a worldwide basis within a single industry segment.

  Steelcase Strafor, a 50% owned joint venture with Strafor Facom S.A., is a leading office furniture company in Europe with 15 manufacturing facilities and dealers in more than 200 locations. See Note 20 regarding the April 22, 1999 acquisition by the Company of the remaining 50% equity interest in the joint venture from Strafor Facom S.A.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, except for dealers which the Company has acquired with the intention of reselling as soon as practicable ("dealer transitions"). All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of shareholders' equity. Gains and losses resulting from exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

  The Company's investments in joint ventures and dealer transitions are carried at its equity in the net assets of those entities primarily based on audited financial statements for each applicable year.

 Year End

  The Company's year-end is the last Friday in February with each fiscal quarter including 13 weeks, except for the quarter ended February 28, 1997 which included 14 weeks. Fiscal years presented herein include the 52-week periods ended February 26, 1999 and February 27, 1998, and the 53-week period ended February 28, 1997.

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

 Cash Equivalents

  Cash equivalents consist of highly liquid investments, primarily interest-earning deposits, treasury notes and commercial paper, with an original maturity of three months or less. Cash equivalents are reported at amortized

                                STEELCASE INC.

cost, which approximates market, and approximated $72.9 million and $119.1 million as of February 26, 1999 and February 27, 1998, respectively.

 Long-term Investments

  The Company accounts for its long-term investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company currently classifies its investments as available-for-sale or held-to-maturity. Investments classified as available-for-sale approximated $5.5 million as of February 26, 1999. There were no investment balances classified as available-for-sale at February 27, 1998. Gross unrealized gains and losses, net of taxes, are credited or charged to accumulated other comprehensive income, a separate component of shareholders' equity. Investments classified as held-to-maturity typically include treasury notes, tax-exempt municipal bonds and other debt securities which the Company has the positive intent and ability to hold until maturity. These investments are reported at amortized cost. Investments classified as long-term mature over the next five years.

 Inventories

  Substantially all inventories are valued based upon last-in, first-out ("LIFO") cost, not in excess of market.

 Property and Equipment

  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which average 26 years for buildings and improvements and eight years for all other property and equipment. In addition, internal-use software applications and related development efforts are capitalized and amortized over the estimated useful lives of the applications, which do not exceed five years except for certain business application systems which approximate ten years. Software maintenance, Year 2000 related matters and training costs are expensed as incurred.

 Corporate-Owned Life Insurance

  The Company carries investments in corporate-owned life insurance ("COLI") policies, which were purchased to fund employee benefit plan obligations. The assets are recorded at their net cash surrender values as reported by the issuing insurance companies associated with the COLI.

 Goodwill and Other Intangible Assets

  Goodwill and other intangible assets resulting from business acquisitions are stated at cost and amortized on a straight-line basis over a period of 15 years if acquired subsequent to February 28, 1995, or 40 years if acquired prior thereto. Amortization expense approximated $4.1 million, $4.2 million and $4.0 million for 1999, 1998 and 1997, respectively.

  The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, a current charge to income is recognized.

 Product Related Expenses

  Research and development expenses, which are expensed as incurred, approximated $75.0 million, $70.0 million and $65.0 million for 1999, 1998 and 1997, respectively.

                                STEELCASE INC.

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

  The accrued liabilities for self-insured losses included in other accrued expenses in the accompanying consolidated balance sheets are as follows (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Workers' compensation claims.......................    $18.6        $16.8
   Product liability claims...........................     11.5         11.5
                                                          -----        -----
                                                          $30.1        $28.3
                                                          =====        =====

  The Company maintains a Voluntary Employees' Beneficiary Association ("VEBA") to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims, which have been fully funded by the Company in the VEBA, approximated $7.9 million and $8.0 million as of February 26, 1999 and February 27, 1998, respectively.

 Product Warranty

  The Company offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. Accordingly, the Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold. The accrued liability for warranty costs included in other accrued expenses in the accompanying consolidated balance sheets approximated $20.6 million and $21.3 million as of February 26, 1999 and February 27, 1998, respectively.

 Environmental Matters

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying consolidated balance sheets approximated $10.7 million and $11.7 million as of February 26, 1999 and February 27, 1998, respectively. Based on the Company's ongoing oversight of these matters, the Company believes that it has accrued sufficient reserves for remediation costs of all known sites.

 Advertising

  Advertising costs, which are expensed as incurred, approximated $11.3 million, $7.9 million and $6.0 million for 1999, 1998 and 1997, respectively.

                                STEELCASE INC.

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

 Earnings Per Share

  Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes the effects of the Company's Stock Incentive Plans. The weighted average number of shares outstanding for basic and diluted calculations were 153.8 million, 154.8 million and 154.7 million for 1999, 1998 and 1997, respectively.

 Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for its Stock Incentive Plans in accordance with APB Opinion No. 25. Pro forma results of operations for the Company, as if the fair value method prescribed by SFAS No. 123 had been used to account for its Stock Incentive Plans, are presented in Note 12.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments, consisting of cash equivalents, investments, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities.

 Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. This statement is effective for fiscal years beginning after June 15, 1999. Management intends to adopt the provisions of SFAS No. 133 during fiscal 2001. The impact of this pronouncement on the Company's financial results is currently being evaluated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

3. COMPREHENSIVE INCOME

  Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has reported the components of total comprehensive income in the accompanying consolidated statements of shareholders' equity. Total

                                STEELCASE INC.

comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments, unrealized gain (loss) on investments, and minimum pension liabilities, as follows (in millions):

                                                     YEAR ENDED
                                       --------------------------------------
                                       FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                           1999         1998         1997
                                       ------------ ------------ ------------
   Other comprehensive income/(loss),
    net of tax:
     Foreign currency translation
      adjustments.....................    $ 0.7        $(14.4)      $(0.9)
     Unrealized loss on investments...     (0.7)          --          --
     Minimum pension liabilities......     (0.5)          --          --
                                          -----        ------       -----
   Other comprehensive income.........    $(0.5)       $(14.4)      $(0.9)
                                          =====        ======       =====

4. INITIAL PUBLIC OFFERING

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

  While the Stock Incentive Plans became effective upon approval by the Company's shareholders on December 2, 1997, the Recapitalization and other changes to the Restated Articles of Incorporation and By-laws became effective upon their filing with the State of Michigan which occurred on February 20, 1998. The Offerings, which occurred on February 18, 1998 and closed on February 25, 1998, included 13,972,500 shares of Class A Common Stock at an initial public offering price per share of $28.00. In addition, the Company purchased 1,650,000 shares of Class B Common Stock from the Selling Shareholders at the same price at which the shares of Class A Common Stock were sold to the Underwriters in the Offerings to fulfill the Employee Stock Grant and the Employee Discount Option Grant (the "Stock Repurchase") discussed in Note 12. This Stock Repurchase aggregated $43.5 million.

                                STEELCASE INC.

5. INVENTORIES

  Inventories consist of (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Finished goods.....................................    $ 40.9       $ 42.9
   Work in process....................................      32.3         30.8
   Raw materials......................................      70.8         83.7
                                                          ------       ------
                                                           144.0        157.4
   LIFO reserve.......................................     (47.5)       (51.6)
                                                          ------       ------
                                                          $ 96.5       $105.8
                                                          ======       ======

  The effect of LIFO liquidations on net income was $4.1 million, $0.6 million and $5.4 million for 1999, 1998 and 1997, respectively.

6. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net consist of (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Land...............................................  $    43.3    $    35.5
   Buildings and improvements.........................      650.8        626.0
   Machinery and equipment............................      984.7        927.4
   Furniture and fixtures.............................       72.1         69.9
   Leasehold improvements.............................       45.8         36.2
   Capitalized software...............................       59.8         37.4
   Construction in progress...........................       82.2         77.2
                                                        ---------    ---------
                                                          1,938.7      1,809.6
   Accumulated depreciation and amortization..........   (1,199.7)    (1,138.4)
                                                        ---------    ---------
                                                        $   739.0    $   671.2
                                                        =========    =========

  Depreciation and amortization expense approximated $102.9 million, $91.1 million and $89.4 million for 1999, 1998 and 1997, respectively. Construction in progress consists of numerous equipment and facility projects, none of which are individually material.

                                STEELCASE INC.

7. NOTES RECEIVABLE AND LEASED ASSETS

  Notes receivable and leased assets consist of (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Notes receivable:
     Project financing................................    $ 19.3       $ 38.6
     Asset-based lending..............................      63.4         51.5
     Ownership transition financing...................      41.2         54.6
   Net investment in leased assets....................     233.1        165.8
   Allowance for losses...............................      (7.5)       (10.4)
                                                          ------       ------
                                                           349.5        300.1
   Current portion....................................     140.4        142.1
                                                          ------       ------
   Long-term portion..................................    $209.1       $158.0
                                                          ======       ======

  Notes receivable include three distinct programs of dealer financing: project financing, asset-based lending and ownership transition financing. Through these programs, the Company helps dealers secure interim financing, establish working capital lines of credit, finance ownership changes and restructure debt.

  The terms of notes receivable range from a few months for project financing to 10 years for certain ownership transition financing. Interest rates are both floating and fixed, reaching up to 12% as of February 26, 1999. The loans are generally secured by certain dealer assets and, in some cases, the common stock of the dealership. Unused asset-based lending credit lines approximated $45.0 million as of February 26, 1999, subject to available collateral. These commitments generally expire in one year and are reviewed periodically for renewal.

  The Company's net investment in leased assets includes both direct financing and operating leases. Direct financing leases consist of the present value of the future minimum lease payments receivable (typically over three to five years) plus the present value of the estimated residual value (collectively referred to as the net investment). Residual value is an estimate of the fair value of the leased equipment at the end of the lease term, which the Company records based on market studies conducted by independent third parties. Operating leases as of February 26, 1999 and February 27, 1998 were not material.

8. JOINT VENTURES AND DEALER TRANSITIONS

  The Company's investments in and advances to its unconsolidated joint ventures and dealer transitions are summarized as follows (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Investment in Steelcase Strafor(1).................    $121.5       $101.8
   Steelcase Strafor note receivable(1)...............      66.4          --
   Investments in dealer transitions..................       7.1          9.6
   Other joint ventures and alliances.................      15.4          4.5
                                                          ------       ------
                                                          $210.4       $115.9
                                                          ======       ======

--------
(1) See Note 20 regarding the April 22, 1999 acquisition by the Company of the remaining 50% equity interest in the joint venture from Strafor Facom S.A.

                                STEELCASE INC.

  During 1999 and 1998, foreign currency translation adjustments of $5.0 million and $(11.1) million, respectively, resulting from foreign currency denominated assets and liabilities of Steelcase Strafor and related fluctuations in exchange rates, were charged directly to accumulated other comprehensive income, a separate component of shareholders' equity in the accompanying consolidated balance sheets.

  In December 1998, the Company issued a note receivable to Steelcase Strafor in the amount of $66.4 million to equalize lending levels between Steelcase Inc. and Strafor Facom S.A. and fund in part the acquisition of Werndl BuroMobeL AG ("Werndl") by the joint venture. Werndl is the second largest wood office furniture manufacturer in Germany with annual net sales in excess of $115.0 million.

  Investments in dealer transitions represent dealers which the Company has acquired with the intention of reselling as soon as practicable. Accordingly, the Company recognizes its share of earnings and losses from dealer transitions pursuant to the equity method of accounting. Accounts and notes receivable from these dealers approximated $25.0 million and $23.6 million as of February 26, 1999 and February 27, 1998, respectively.

  Other joint ventures and alliances include Steelcase Jeraisy Ltd. ("Jeraisy"), the Modernform Group Public Company Limited, Clestra Hauserman and Microfield Graphics. With the exception of Jeraisy, all of the other joint ventures and alliances occurred in 1999.

  The Company's equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                      YEAR ENDED
                                        --------------------------------------
                                        FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
   50% share of Steelcase Strafor net
    income.............................    $ 8.9         $5.6        $ 2.0
   Net income (loss) of dealer
    transitions........................      0.1          2.0         (1.7)
   Other joint ventures, net...........     (0.1)         0.3         (0.3)
                                           -----         ----        -----
                                           $ 8.9         $7.9        $ --
                                           =====         ====        =====

  Summarized financial information for Steelcase Strafor, as of December 31, 1998 and 1997 and the three years ended December 31, 1998, is as follows (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Balance Sheet:
     Current assets.............................................. $300.0 $268.7
     Property and equipment, net.................................  146.6  126.5
     Other assets................................................  180.3   99.4
                                                                  ------ ------
        Total assets.............................................  626.9  494.6
                                                                  ------ ------
     Current liabilities.........................................  294.5  197.9
     Long-term liabilities.......................................  108.7   93.2
                                                                  ------ ------
        Total liabilities........................................  403.2  291.1
                                                                  ------ ------
        Net assets............................................... $223.7 $203.5
                                                                  ====== ======

                                STEELCASE INC.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1998    1997    1996
                                                         ------- ------- -------
   Results of Operations:
     Net sales(1)....................................... $ 506.9 $ 468.6 $ 448.3
     Operating income(1)................................    33.3    26.5    27.2
     Net income.........................................    17.9    11.2     4.0

--------
(1) Steelcase Strafor net sales and operating income have been adjusted from amounts previously reported in order to conform the classifications of certain sales deductions and other charges with those reflected in the Company's consolidated financial statements. These reclassifications were identified in connection with the Company's April 22, 1999 acquisition of Strafor Facom's 50% equity interest in Steelcase Strafor. See Note 20.

9. OTHER ASSETS

  Other assets consist of (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Corporate-owned life insurance.....................    $113.5       $ 95.0
   Long-term investments..............................      12.9         16.9
   Other..............................................      20.1          8.9
                                                          ------       ------
                                                          $146.5       $120.8
                                                          ======       ======

10. EMPLOYEE BENEFIT PLAN OBLIGATIONS

  Employee benefit plan obligations consist of (in millions):

                                                      FEBRUARY 26, FEBRUARY 27,
                                                          1999         1998
                                                      ------------ ------------
   Profit-sharing plans..............................    $ 38.4       $ 44.3
   Management incentive and deferred compensation
    plans............................................      56.1         39.9
   Pension and postretirement plans:
     Pension benefits................................      18.4         15.7
     Postretirement benefits.........................     161.7        150.4
                                                         ------       ------
                                                          274.6        250.3
   Current portion...................................      51.8         59.1
                                                         ------       ------
   Long-term portion.................................    $222.8       $191.2
                                                         ======       ======

 Profit-Sharing Plans

  Substantially all employees are covered under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and the Steelcase Inc. Employees' Money Purchase Plan or under similar subsidiary plans. Annual Company contributions under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and similar subsidiary plans are discretionary and declared by the Board at the end of each fiscal year. Under the Steelcase Inc. Employees' Money Purchase Plan, annual Company contributions are required in the amount of 5% of eligible annual

                                STEELCASE INC.

compensation. Total expense under these plans approximated $70.1 million, $79.4 million and $67.2 million for 1999, 1998 and 1997, respectively.

 Management Incentive and Deferred Compensation Plans

  The amended and restated Management Incentive Plan is an annual and long-term incentive compensation program that provides eligible key employees with cash payments based upon the achievement by the Company of specified financial performance goals measured by Economic Value Added ("EVA"), as defined in the plan.

  Annual bonuses are payable after the end of the fiscal year and, therefore, are included in accrued compensation in the accompanying consolidated balance sheets, whereas long-term bonus amounts are paid out over a subsequent three-year period. The Company has future retirement obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. Compensation withheld has been invested in corporate-owned life insurance, which is expected to be sufficient to cover such future obligations.

  Long-term management incentive and deferred compensation expense approximated $28.9 million, $21.2 million and $7.7 million for 1999, 1998 and 1997, respectively.

 Pension and Postretirement Benefits

  During 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revised and standardized disclosures for pension and other postretirement benefit plans.

  The Company's pension plans include a non-qualified supplemental retirement plan that is limited to a select group of management or highly compensated employees. The obligations under this plan and other defined benefit plans at its subsidiaries are included in the pension disclosure.

  The Company and certain of its subsidiaries have postretirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. The Company accrues the cost of postretirement insurance benefits during the service lives of employees based on actuarial calculations for each plan.

                                 STEELCASE INC.

  The following sets forth the revised disclosure requirements of SFAS No. 132 (in millions):

                                   PENSION PLANS         POSTRETIREMENT PLANS
                             ------------------------- -------------------------
                             FEBRUARY 26, FEBRUARY 27, FEBRUARY 26, FEBRUARY 27,
                                 1999         1998         1999         1998
                             ------------ ------------ ------------ ------------
   CHANGE IN BENEFIT
    OBLIGATIONS:
   Benefit obligations,
    beginning of year......     $ 20.9       $ 19.5      $ 180.2      $ 151.5
   Service cost............        2.0          0.9          5.5          3.8
   Interest cost...........        2.5          1.4         12.5         11.8
   Amendments..............       14.3          --           1.9          9.3
   Net actuarial loss for
    prior year.............        0.6          0.8          --          11.5
   Plan participant's
    contributions..........        --           --           2.1          1.5
   Benefits paid...........       (2.3)        (1.7)       (10.0)        (9.2)
                                ------       ------      -------      -------
   Benefit obligations, end
    of year................       38.0         20.9        192.2        180.2
                                ------       ------      -------      -------
   CHANGE IN PLAN ASSETS:
   Fair value of plan
    assets, beginning of
    year...................        3.8          3.5          --           --
   Actual return on plan
    assets.................        0.5          0.2          --           --
   Employer contributions..        4.2          1.8          7.9          7.6
   Plan participant's
    contributions..........        0.3          --           2.1          1.5
   Benefits paid...........       (2.3)        (1.7)       (10.0)        (9.1)
   Other...................        8.3          --           --           --
                                ------       ------      -------      -------
   Fair value of plan
    assets, end of year....       14.8          3.8          --           --
                                ------       ------      -------      -------
   Funded status...........      (23.2)       (17.1)      (192.2)      (180.2)
   Unrecognized prior
    service cost...........        --           --          10.1          9.2
   Unrecognized transition
    obligation.............        4.0          0.3          --           --
   Unrecognized net
    actuarial loss.........        1.5          1.5         20.4         20.6
                                ------       ------      -------      -------
   Net amount recognized...     $(17.7)      $(15.3)     $(161.7)     $(150.4)
                                ======       ======      =======      =======
   AMOUNTS RECOGNIZED IN
    THE CONSOLIDATED
    BALANCE SHEETS:
   Accrued benefit plan
    obligations............     $(18.4)      $(15.7)     $(161.7)     $(150.4)
   Prepaid pension costs...        0.2          0.4          --           --
   Accumulated other
    comprehensive income...        0.5          --           --           --
                                ------       ------      -------      -------
   Net amount recognized...     $(17.7)      $(15.3)     $(161.7)     $(150.4)
                                ======       ======      =======      =======

                                STEELCASE INC.

                                                           YEARS ENDED
                          -----------------------------------------------------------------------------
                                      PENSION PLANS                       POSTRETIREMENT PLANS
                          -------------------------------------- --------------------------------------
                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28, FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                              1999         1998         1997         1999         1998         1997
                          ------------ ------------ ------------ ------------ ------------ ------------
COMPONENTS OF EXPENSE:
Service cost............      $2.0         $0.9         $0.9        $ 5.5        $ 3.8        $ 3.0
Interest cost...........       2.5          1.4          1.4         12.5         11.8         11.2
Amortization of prior
 year service cost......       --           --           --           0.8          0.3          --
Expected return on plan
 assets.................      (0.9)        (0.3)        (0.3)         --           --           --
Amortization of
 transition obligation..       0.3          --           --           --           --           --
Recognized net actuarial
 (gain) loss............      (0.2)         --           --           0.2          --           --
                              ----         ----         ----        -----        -----        -----
Net expense.............      $3.7         $2.0         $2.0        $19.0        $15.9        $14.2
                              ====         ====         ====        =====        =====        =====
WEIGHTED-AVERAGE
 ASSUMPTIONS:
Discount rate...........      7.00%        7.00%        7.00%        7.00%        7.00%        7.75%
Expected return on plan
 assets.................      7.50%        8.00%        8.00%         --           --           --
Rate of salary
 progression............      4.50%        4.50%        4.50%        4.50%        4.50%        5.00%

  The assumed health care cost trend was 7.0% for 1999, gradually declining to 5.0% in 2004 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                 ONE PERCENTAGE ONE PERCENTAGE
                                                 POINT INCREASE POINT DECREASE
                                                 -------------- --------------
   Effect on total of service and interest cost
    components..................................     $ 1.9          $ (1.7)
   Effect on postretirement benefit obligation..     $23.4          $(20.7)

11. CAPITAL STRUCTURE

  In connection with the 1998 Offerings discussed in Note 4, the Company effected a Recapitalization of its capital stock. Pursuant to the Recapitalization, which has been given retroactive effect in the accompanying consolidated financial statements, the following occurred:

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

 Terms of Class A Common Stock and Class B Common Stock

  Each share of Class A Common Stock sold in the Offerings resulted from the conversion of one share of Class B Common Stock concurrently with the consummation of such sale. The holders of Common Stock are

                                STEELCASE INC.

generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of the applicable laws and the rights of any series of Preferred Stock to a separate class vote. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder thereof at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after the Recapitalization, at such time as a corporation, partnership, limited liability company, trust or charitable organization ceases to be 100% controlled by Permitted Transferees and (iv) on the date which the number of shares of Class B Common Stock outstanding is less than 15% of the then outstanding shares of Common Stock (without regard to voting rights).

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

12. STOCK INCENTIVE PLANS

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

  The initial purchase period under the Purchase Plan began on the date of the pricing of the Offerings in 1998 and ended on April 17, 1998. Eligible employees who wished to participate in the Purchase Plan were allowed to purchase by April 17, 1998 a maximum of 100 shares of Class A Common Stock at 85% of the initial

                                STEELCASE INC.

public offering price (the "Employee Discount Option Grant"). The Company granted approximately 15,000 employees the option to participate in the Purchase Plan during the initial purchase period, which resulted in the issuance of 1,045,279 shares of Class A Common Stock and the receipt by the Company of related proceeds approximating $24.8 million. Pursuant to APB Opinion No. 25, the Employee Discount Option Grant did not result in any compensation expense to be recognized by the Company.

 Incentive Compensation Plan

  The Company has reserved for issuance under the Incentive Compensation Plan a maximum of 150,000 shares of Class A Common Stock for a special one-time grant on the date of the pricing of the Offerings plus an additional 6,134,727 shares of Common Stock. The Compensation Committee will have full authority, subject to the provisions of the Incentive Compensation Plan, to determine, among other things, the persons to whom awards under the Incentive Compensation Plan ("Awards") will be made, the exercise price, vesting, size and type of such Awards, and the specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards.

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

  Concurrent with the Offerings in 1998, the Company issued 10 shares of Class A Common Stock each to certain employees of the Company and its subsidiaries as designated by the Compensation Committee (the "Employee Stock Grant"). The Employee Stock Grant included 149,540 shares of Class A Common Stock in the aggregate and resulted in $4.2 million of compensation expense which was recognized by the Company in 1998 upon issuance.

  In addition, the Company issued options to purchase 2,661,000 shares of Class A Common Stock to certain employees and non-employee directors of the Company in connection with the Offerings in 1998. These stock options have an exercise price equal to the initial public offering price per share of $28.00 and will typically vest over a period of five years. In 1999, the Company issued options to purchase 9,350 shares of Class A Common Stock with an exercise price equal to $36.50 per share and a vesting period of five years. Pursuant to APB Opinion No. 25, these stock options did not result in any material compensation expense recognized by the Company. As of February 26, 1999, there had been no exercises or terminations of options since their issuance and there were 3,464,377 options available for future issuance.

                                STEELCASE INC.

 SFAS No. 123 Pro Forma Data

  As discussed in Note 2, the Company accounts for its Stock Incentive Plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the Employee Discount Option Grant or the Company's employee stock options. If the Company had recognized compensation expense based upon the fair value of the Employee Discount Option Grant and the Company's employee stock options at the date of grant and their respective vesting periods, as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Pro forma net income (in millions).................    $219.6       $212.8
   Pro forma earnings per share (basic and diluted)...    $ 1.43       $ 1.37

  The estimated fair value of the Employee Discount Option Grant approximated the 15% discount discussed above. The fair value of the Company's stock options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999         1998
                                                       ------------ ------------
   Risk-free interest rate............................       5.6%         5.5%
   Dividend yield.....................................       1.4%         1.4%
   Volatility.........................................      32.4%        30.0%
   Average expected term (years)......................       6.8          6.8
   Fair value of options granted......................    $14.16       $10.60

13. PATENT LITIGATION EXPENSE

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

                                STEELCASE INC.

14. OTHER INCOME, NET

  Other income, net consists of (in millions):

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
   Interest income.......................    $23.2        $29.2        $26.6
   Interest income from tax litigation...      5.8          --           --
   Loss on dealer transitions............     (2.2)        (1.8)        (2.5)
   Interest expense......................      --          (1.7)        (2.1)
   Miscellaneous-net.....................     (6.6)        (3.1)        (0.6)
                                             -----        -----        -----
                                             $20.2        $22.6        $21.4
                                             =====        =====        =====

15. INCOME TAXES

  The provision for income taxes on income before equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
   Current income taxes:
     Federal.............................    $115.7       $115.7       $17.6
     State and local.....................       9.0          9.5         4.2
     Foreign.............................       2.9         10.4         --
                                             ------       ------       -----
                                              127.6        135.6        21.8
                                             ------       ------       -----
   Deferred income taxes:
     Federal.............................      (3.1)        (0.8)       (1.4)
     State and local.....................      (0.3)        (0.3)        0.5
     Foreign.............................       0.7         (3.6)        2.7
                                             ------       ------       -----
                                               (2.7)        (4.7)        1.8
                                             ------       ------       -----
                                             $124.9       $130.9       $23.6
                                             ======       ======       =====

  Undistributed earnings of foreign joint ventures and subsidiaries are not material.

                                STEELCASE INC.

  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following (in millions):

                                                       FEBRUARY 26, FEBRUARY 27,
                                                           1999       1998(1)
                                                       ------------ ------------
   Deferred income tax assets:
     Employee benefit plan obligations................    $107.9       $ 94.5
     Reserves and allowances..........................      29.2         34.5
     Foreign losses...................................       5.8          9.0
     Other............................................      12.3          7.2
                                                          ------       ------
   Total deferred income tax assets...................     155.2        145.2
   Deferred income tax liabilities:
     Property and equipment...........................     (39.6)       (32.7)
     Net leased assets................................      (6.4)        (6.1)
                                                          ------       ------
   Net deferred income tax assets.....................     109.2        106.4
   Current portion....................................      68.7         56.4
                                                          ------       ------
   Non-current portion................................    $ 40.5       $ 50.0
                                                          ======       ======

--------
(1) Certain prior year amounts have been reclassified to conform with the current year presentation.

  The Company has recorded a deferred tax asset as of February 26, 1999 of $5.8 million reflecting the benefit of foreign operating loss carry-forwards that expire over the next five years. Realization is dependent on future taxable income of the related foreign operations and tax planning strategies available to the Company. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized.

  The effective income tax rate on income before equity in net income of joint ventures and dealer transitions varied from the statutory federal income tax rate as set forth in the following table:

                                                       YEAR ENDED
                                         --------------------------------------
                                         FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
   Statutory federal income tax rate....     35.0%        35.0%        35.0%
   State and local income taxes.........      2.5          2.7          4.3
   Tax exempt interest..................      --          (0.2)        (1.3)
   Goodwill and intangible asset
    amortization and write-offs.........      0.3          0.2          5.0
   Research and development credit......     (0.4)        (0.6)         --
   Other, net...........................     (0.4)         1.4          3.0
                                             ----         ----         ----
   Effective income tax rate............     37.0%        38.5%        46.0%
                                             ====         ====         ====

  During 1999, the provision for income taxes benefited from the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these tax matters contributed to a reduced effective tax rate for 1999 and resulted in interest income of $5.8 million.

  The Company made income tax payments of $59.3 million, $116.0 million and $44.0 million during 1999, 1998 and 1997, respectively.

                                STEELCASE INC.

16. FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

  Financial instruments, which potentially subject the Company to concentrations of investment and credit risk, primarily consist of cash equivalents, investments, accounts receivable, notes receivable and leased assets and corporate-owned life insurance policies. The Company places its cash with high-quality financial institutions and invests in high-quality securities and commercial paper. The Company limits its exposure, by policy, to any one financial institution or debtor.

  The Company's customers consist primarily of independent dealers in the office furniture industry. They are dispersed globally, but primarily across all North American geographic areas. All probable uncollectible accounts and notes receivable and leased assets have been appropriately considered in establishing the allowances for losses. In general, the Company obtains security interests in the assets of the customer. However, these security interests are generally secondary to the interests of the customer's primary lenders.

  Guarantees of debt obligations are conditional commitments issued by the Company to guarantee the performance of certain unconsolidated dealers and joint ventures to a third party. These guarantees are primarily issued to support private borrowing arrangements. The Company has guaranteed approximately $30.6 million and $39.3 million of debt obligations of unconsolidated dealers and joint ventures as of February 26, 1999 and February 27, 1998, respectively. Although this amount represents the maximum exposure to loss, management believes the actual risk of loss to be insignificant.

  The Company uses financial instruments, principally forward contracts and swaps, to manage foreign currency exposures related to purchases and sales. These contracts hedge transactions and balances for periods and amounts consistent with its committed exposures and do not constitute investments independent of these exposures. The Company does not use these financial instruments for speculative or trading purposes. Gains and losses on currency forward contracts and swaps that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled, and generally offset. Forward contracts and swaps outstanding as of February 26, 1999 and February 27, 1998 were not material.

17. COMMITMENTS AND CONTINGENCIES

  The Company leases certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2013. Minimum annual rental commitments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of February 26, 1999, are as follows (in millions):

   YEAR ENDING                                                            AMOUNT
   -----------                                                            ------
   2000.................................................................. $22.2
   2001..................................................................  16.6
   2002..................................................................  13.5
   2003..................................................................  12.9
   2004..................................................................  10.1
   Thereafter............................................................  24.0
                                                                          -----
                                                                          $99.3
                                                                          =====

  Rent expense under all operating leases approximated $42.5 million, $47.0 million and $45.3 million for 1999, 1998 and 1997, respectively.

                                STEELCASE INC.

  The Company is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

18. OPERATING SEGMENTS

  Effective for the year ended February 26, 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company operates on a worldwide basis within a single reportable segment, the office furniture industry. The office furniture segment includes several consolidated operating segments and one joint venture that manufacture an extensive range of steel and wood office furniture products. The nature of the products, production processes, types of customers and methods of distribution are consistent across segments and therefore have been aggregated into one reported segment. The Company's primary product lines include office furniture systems, seating, storage solutions, desks and casegoods, and interior architectural products. Net sales derived from services and other businesses primarily include marine accessories and design, financial and consulting services.

  The Company evaluates performance and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included elsewhere herein. Management views interest income, interest expense, and certain other non-operating costs as being associated with the office furniture segment since this segment is the Company's primary activity and accounts for the majority of the Company's net sales, assets and net income.

  The following sets forth reportable segment data reconciled to the consolidated financial statements for the three years ended February 26, 1999, February 27, 1998, and February 28, 1997 (in millions):

                             OFFICE     SERVICES AND                CONSOLIDATED
   1999                     FURNITURE OTHER BUSINESSES ELIMINATIONS    TOTALS
   ----                     --------- ---------------- ------------ ------------
   Net sales............... $3,123.3       $126.1        $(506.9)     $2,742.5
   Net income..............    215.8          5.6            --          221.4
   Total assets............  2,247.1        595.1         (659.7)      2,182.5
   Capital expenditures....    191.0          7.9          (28.5)        170.4
   Depreciation and
    amortization...........    119.7          9.8          (22.5)        107.0

                             OFFICE     SERVICES AND                CONSOLIDATED
   1998                     FURNITURE OTHER BUSINESSES ELIMINATIONS    TOTALS
   ----                     --------- ---------------- ------------ ------------
   Net sales............... $3,094.3       $134.4        $(468.6)     $2,760.0
   Net income..............    215.3          1.7            --          217.0
   Total assets............  1,971.8        530.0         (494.6)      2,007.2
   Capital expenditures....    129.5         10.8          (13.9)        126.4
   Depreciation and
    amortization...........    110.5          9.1          (24.3)         95.3

                             OFFICE     SERVICES AND                CONSOLIDATED
   1997                     FURNITURE OTHER BUSINESSES ELIMINATIONS    TOTALS
   ----                     --------- ---------------- ------------ ------------
   Net sales............... $2,722.9       $133.8        $(448.3)     $2,408.4
   Net income..............     25.1          2.6            --           27.7
   Total assets............  1,984.1        433.8         (495.8)      1,922.1
   Capital expenditures....    113.7         20.2          (11.9)        122.0
   Depreciation and
    amortization...........    112.7          7.3          (26.6)         93.4

  Office furniture reflects the accounts of Steelcase Strafor, the Company's 50% owned joint venture in Europe, as if the joint venture had been consolidated in each of the years 1999, 1998 and 1997. These combined results do not give effect to the April 22, 1999 acquisition of the remaining 50% equity interest from Strafor

                                STEELCASE INC.

Facom S.A. and the resulting adjustments reflected in the unaudited pro forma data presented in Note 20. Eliminations include the removal of Steelcase Strafor data in order to reconcile with consolidated totals.

  Total assets within services and other businesses includes notes receivable and leased assets as described in Note 7.

  Reportable geographic information is as follows (in millions):

                                                        YEAR ENDED
                                          --------------------------------------
                                          FEBRUARY 26, FEBRUARY 27, FEBRUARY 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
   Net Sales:
     United States.......................   $2,516.5     $2,509.4     $2,183.9
     International and Canada(1).........      226.0        250.6        224.5
                                            --------     --------     --------
       Total.............................   $2,742.5     $2,760.0     $2,408.4
                                            ========     ========     ========
   Long-lived Assets:
     United States.......................   $  953.2     $  819.9     $  787.9
     International and Canada(1).........       31.9         38.4         31.2
                                            --------     --------     --------
       Total.............................   $  985.1     $  858.3     $  819.1
                                            ========     ========     ========

--------
(1) Excludes Steelcase Strafor, the Company's 50% owned joint venture in
    Europe.

  Net sales are attributable to countries based on the location of the customer.

19. ACQUISITIONS

  The Company acquired certain assets and liabilities of J.M. Lynne Company, a New York Corporation, which designs and distributes vinyl wall coverings for commercial environments. The acquisition of J.M. Lynne Company, which was effective January 4, 1999, was completed for $36.0 million in cash and was accounted for under the purchase method of accounting. As a result of this acquisition, the Company recorded an intangible asset of $29.4 million for the excess of the purchase price over the estimated fair value of net assets acquired. The intangible asset is being amortized over 15 years.

                                STEELCASE INC.

20. SUBSEQUENT EVENT

  On April 22, 1999, the Company entered into an Agreement to acquire the remaining 50% equity interest of Steelcase Strafor held by Strafor Facom S.A. The purchase price approximated $225.2 million and was funded by approximately $75.1 million from existing cash balances and approximately $150.1 million of short-term borrowings that the Company expects to refinance in the first half of fiscal 2000 as it finalizes its borrowing structure. The acquisition will be accounted for using the purchase method of accounting and Steelcase Strafor, now being a wholly-owned subsidiary of the Company, will be consolidated with the results of the Company beginning in fiscal 2000. The following unaudited pro forma data summarize the combined balance sheets and results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of 1999 (in millions, except per share amounts).

                                                                    FEBRUARY 26,
                                                                        1999
                                                                    ------------
   Balance Sheet:
     Current assets................................................   $  970.4
     Property and equipment, net...................................      882.5
     Other assets..................................................      865.3
                                                                      --------
        Total assets...............................................    2,718.2
                                                                      --------
     Current liabilities...........................................      690.9
     Long-term liabilities.........................................      533.4
                                                                      --------
        Total liabilities..........................................    1,224.3
                                                                      --------
        Net assets.................................................   $1,493.9
                                                                      ========

                                                                     YEAR ENDED
                                                                    FEBRUARY 26,
                                                                        1999
                                                                    ------------
   Results of Operations:
     Net sales.....................................................   $3,344.4
     Gross profit..................................................    1,176.6
     Operating income..............................................      351.1
     Net income....................................................      215.3
                                                                      --------
     Earnings per share (basic and diluted)........................   $   1.40
                                                                      ========

                                STEELCASE INC.

21. QUARTERLY RESULTS (UNAUDITED)

  The following shown below sets forth summary unaudited information on a quarterly basis for the Company (in millions, except per share amounts):

                                        FIRST  SECOND   THIRD  FOURTH
   1999                                QUARTER QUARTER QUARTER QUARTER  TOTAL
   ----                                ------- ------- ------- ------- --------
   Net sales.......................... $672.3  $704.0  $687.6  $678.6  $2,742.5
   Gross profit.......................  253.2   265.2   240.7   230.3     989.4
   Operating income...................   78.3    91.8    76.8    70.3     317.2
   Net income.........................   54.0    62.7    57.4    47.3     221.4
   Earnings per share (basic and
    diluted)..........................   0.35    0.41    0.37    0.31      1.44

                                        FIRST  SECOND   THIRD  FOURTH
   1998                                QUARTER QUARTER QUARTER QUARTER  TOTAL
   ----                                ------- ------- ------- ------- --------
   Net sales.......................... $663.2  $695.3  $702.0  $699.5  $2,760.0
   Gross profit.......................  241.5   259.9   242.6   259.4   1,003.4
   Operating income...................   76.9    99.2    68.8    72.5     317.4
   Net income.........................   47.2    66.3    49.8    53.7     217.0
   Earnings per share (basic and
    diluted)..........................   0.30    0.43    0.32    0.35      1.40

  During the third quarter of 1999, the Company benefited from the successful resolution of income tax litigation, which contributed to a reduction in the overall effective income tax rate expected for 1999 and resulted in interest income, resulting in an increase in net income of $6.2 million.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

  We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 26, 1999 and February 27, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 26, 1999. Our audits also included the financial statement schedule for the three years in the period ended February 26, 1999 as listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 26, 1999 and February 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Grand Rapids, Michigan
March 19, 1999, except for
Note 20 which is as of April 22, 1999

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

  The Company's independent accountants are engaged to audit the Company's consolidated financial statements and schedule, in accordance with generally accepted auditing standards for the purpose of expressing an opinion on the financial statements and schedule.

James P. Hackett                          Alwyn Rougier-Chapman
President and                             Senior Vice President--Finance,
Chief Executive Officer                   Chief Financial Officer and
                                          Treasurer

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                               /s/ Alwyn Rougier-Chapman
                                          By: _________________________________
                                                   Alwyn Rougier-Chapman
                                               Senior Vice President--Finance
                                                Chief Financial Officer and
                                                         Treasurer

Date: May 27, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

              SIGNATURE                               TITLE
              ---------                               -----

       /s/ James P. Hackett            President, Chief Executive Officer
______________________________________  and Director (Principal Executive
           JAMES P. HACKETT             Officer)

    /s/ Alwyn Rougier-Chapman          Senior Vice President--Finance,
______________________________________  Chief Financial Officer and
        ALWYN ROUGIER-CHAPMAN           Treasurer (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)

          /s/ David Bing               Director
______________________________________
              DAVID BING
     /s/ William P. Crawford           Director
______________________________________
         WILLIAM P. CRAWFORD



        /s/ Earl D. Holton             Chairman of the Board of Directors
______________________________________  and Director
            EARL D. HOLTON
    /s/ David D. Hunting, Jr.          Director
______________________________________
        DAVID D. HUNTING, JR.



      /s/ Frank H. Merlotti            Director
______________________________________
          FRANK H. MERLOTTI


       /s/ Robert C. Pew II            Director, Chairman Emeritus
______________________________________
           ROBERT C. PEW II



      /s/ Robert C. Pew III            Director
______________________________________
          ROBERT C. PEW III
        /s/ Peter M. Wege              Vice Chairman of the Board of
______________________________________  Directors and Director
            PETER M. WEGE




       /s/ Peter M. Wege II            Director
______________________________________
           PETER M. WEGE II




     /s/ P. Craig Welch, Jr.           Director
______________________________________
         P. CRAIG WELCH, JR.

Date: May 26, 1999

                                                                     SCHEDULE II

                                 STEELCASE INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

 COLUMN A                  COLUMN B        COLUMN C         COLUMN D      COLUMN E
 --------                 ---------- --------------------- ----------   -------------
                                           ADDITIONS
                                     ---------------------
                          BALANCE AT   CHARGED    CHARGED
                          BEGINNING  TO COSTS AND TO OTHER               BALANCE AT
DESCRIPTION               OF PERIOD    EXPENSES   ACCOUNTS DEDUCTIONS   END OF PERIOD
-----------               ---------- ------------ -------- ----------   -------------
Reserves deducted in the
 consolidated balance
 sheet from the assets
 to which they apply:
  Year ended February
   26, 1999:
    Allowances for
    losses on Accounts
    Receivable..........    $31.8        $3.6                $  7.8 (A)     $27.6
    Allowances for
    losses on Notes
    Receivable..........    $10.4        $2.2                $  5.1 (A)     $ 7.5
  Year ended February
   27, 1998:
    Allowances for
    losses on Accounts
    Receivable..........    $23.0        $6.7                 $(2.1)        $31.8
    Allowances for
    losses on Notes
    Receivable..........    $ 9.2        $3.0                $  1.8 (A)     $10.4
  Year ended February
   28, 1997:
    Allowances for
    losses on Accounts
    Receivable..........    $20.4        $4.8                $  2.2 (A)     $23.0
    Allowances for
    losses on Notes
    Receivable..........    $ 9.1        $7.7                $  7.6 (A)     $ 9.2

    --------
    Note (A)--Excess of accounts
    written off over recoveries.

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   --Second Restated Articles of Incorporation of the Company(1)
   3.2   --Amended By-laws of the Company, as amended March 24, 1999
  10.1   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and James Hackett(2)
  10.2   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Robert Ballard(2)
  10.3   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Alwyn Rougier-Chapman(3)
  10.4   --Steelcase Inc. Restoration Retirement Plan
  10.5   --Steelcase Inc. Incentive Compensation Plan(1)
  10.6   --Amended and Restated Steelcase Inc. Management Incentive Plan(3)
  10.7   --Steelcase Inc. 1994 Executive Supplemental Retirement Plan(3)
  10.8   --Deferred Compensation Agreement dated May 4, 1998, between Steelcase
          Inc. and William P. Crawford(4)
  10.9   --Stock Purchase Agreement between Steelcase Inc. and Strafor Facom
          S.A. dated as of April 21, 1999(5)
  21.1   --Subsidiaries of the Registrant
  23.1   --Consent of BDO Seidman, LLP
  27.1   --Financial Data Schedule

--------
(1) Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission ("Commission") on December 5, 1997.

(2) Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(3) Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.

(4) Incorporated by reference to the like numbered exhibit to the Company's annual report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998.

(5) Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 22, 1999, as filed with the Commission, on May 7, 1999.