Form 10-Q
period 1999-05-28
STEELCASE INC
filed 1999-07-12
CIK 1050825

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

                  FOR THE QUARTERLY PERIOD ENDED MAY 28, 1999

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of June 30, 1999, the Registrant had outstanding 24,859,830 shares of Class A Common Stock and 128,558,865 shares of Class B Common Stock.

   Exhibit index located on page number 20.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                       FOR THE QUARTER ENDED MAY 28, 1999

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income for the Three Months
   Ended May 28, 1999 and May 29, 1998.................................       3
  Condensed Consolidated Balance Sheets As of May 28, 1999 and February
   26, 1999............................................................       4
  Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended May 28, 1999 and May 29, 1998.................................       5
  Notes to Condensed Consolidated Financial Statements.................    6-11
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................   12-17

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K...............................      18
Signatures.............................................................      19
Exhibit Index..........................................................      20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                                    ENDED
                                                               ---------------
                                                               MAY 28, MAY 29,
                                                                1999    1998
                                                               ------- -------
Net sales..................................................... $691.8  $672.3
Cost of sales.................................................  438.4   419.1
                                                               ------  ------
Gross profit..................................................  253.4   253.2
Selling, general and administrative expenses..................  170.7   174.9
                                                               ------  ------
Operating income..............................................   82.7    78.3
Other income, net.............................................    4.4     3.7
                                                               ------  ------
Income before provision for income taxes and equity in net
 income of joint ventures and dealer transitions..............   87.1    82.0
Provision for income taxes....................................   32.7    31.3
                                                               ------  ------
Income before equity in net income of joint ventures and
 dealer transitions...........................................   54.4    50.7
Equity in net income of joint ventures and dealer
 transitions..................................................    2.3     3.3
                                                               ------  ------
Net income.................................................... $ 56.7  $ 54.0
                                                               ======  ======
Earnings per share (basic and diluted)........................ $ 0.37  $ 0.35
                                                               ======  ======
Dividends per share of common stock........................... $ 0.11  $ 0.10
                                                               ======  ======


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                          (UNAUDITED)
                                                            MAY 28,   FEB. 26,
                         ASSETS                              1999       1999
                         ------                           ----------- --------
Current assets:
  Cash and cash equivalents..............................  $   47.7   $   67.5
  Accounts receivable, net...............................     539.1      348.9
  Notes receivable and leased assets.....................     169.3      140.4
  Inventories............................................     141.7       96.5
  Other current assets...................................     116.0       84.1
                                                           --------   --------
    Total current assets.................................   1,013.8      737.4
Property and equipment, net..............................     880.0      739.0
Notes receivable and leased assets.......................     222.6      209.1
Joint ventures and dealer transitions....................      50.5      210.4
Goodwill and other intangible assets, net................     405.3       99.6
Other assets.............................................     203.7      187.0
                                                           --------   --------
    Total assets.........................................  $2,775.9   $2,182.5
                                                           ========   ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts and notes payable.............................  $  251.9   $  102.1
  Short-term borrowings and current portion of long-term
   debt..................................................     239.2        --
  Accrued expenses:
   Employee compensation.................................     132.0       92.8
   Employee benefit plan obligations.....................      42.5       51.8
   Other.................................................     255.9      200.1
                                                           --------   --------
    Total current liabilities............................     921.5      446.8
                                                           --------   --------
Long-term liabilities:
  Long-term debt.........................................      56.6        --
  Employee benefit plan obligations......................     222.2      222.8
  Other long-term liabilities............................      46.3       12.9
                                                           --------   --------
    Total long-term liabilities..........................     325.1      235.7
                                                           --------   --------
    Total liabilities....................................   1,246.6      682.5
                                                           --------   --------
Shareholders' equity:
  Common stock...........................................     375.7      379.4
  Accumulated other comprehensive income.................     (21.8)     (15.0)
  Retained earnings......................................   1,175.4    1,135.6
                                                           --------   --------
    Total shareholders' equity...........................   1,529.3    1,500.0
                                                           --------   --------
    Total liabilities and shareholders' equity...........  $2,775.9   $2,182.5
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                ----------------
                                                                MAY 28,  MAY 29,
                                                                 1999     1998
                                                                -------  -------
OPERATING ACTIVITIES
  Net income................................................... $ 56.7   $ 54.0
  Depreciation and amortization................................   26.0     24.2
  Changes in current assets and liabilities, net of corporate
   acquisitions................................................  (85.7)   (16.7)
  Other, net...................................................   15.8      5.9
                                                                ------   ------
    Net cash provided by operating activities..................   12.8     67.4
                                                                ------   ------
INVESTING ACTIVITIES
  Capital expenditures.........................................  (33.3)   (38.4)
  Corporate acquisitions, net of cash acquired................. (177.8)     --
  Other, net...................................................   (1.9)     0.9
                                                                ------   ------
    Net cash used in investing activities...................... (213.0)   (37.5)
                                                                ------   ------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.....................   41.0      --
  Short-term borrowings, net...................................  160.0      --
  Common stock issuance........................................    --      24.8
  Common stock repurchase......................................   (3.7)     --
  Dividends paid...............................................  (16.9)   (15.4)
                                                                ------   ------
   Net cash provided by financing activities...................  180.4      9.4
                                                                ------   ------
   Net increase (decrease) in cash and cash equivalents........  (19.8)    39.3
    Cash and cash equivalents, beginning of period.............   67.5    103.1
                                                                ------   ------
    Cash and cash equivalents, end of period................... $ 47.7   $142.4
                                                                ======   ======

     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 26, 1999 (the "10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

   The May 28, 1999 condensed consolidated balance sheet includes, for the first time, the accounts and balances of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"), which became a wholly-owned subsidiary of the Company effective March 31, 1999. However, due to the effective date of the acquisition, and the fact that the Company accounts for Steelcase Strafor on a two-month lag, the results of operations of Steelcase Strafor have not been consolidated with the Company's results of operations. The Company's 50% equity in net income of Steelcase Strafor for the three months ended March 31, 1999 and 1998 is included in equity in net income of joint ventures and dealer transitions in the accompanying condensed consolidated statements of income.

EARNINGS PER SHARE

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                                                THREE MONTHS
                                                                    ENDED
                                                               ---------------
                                                               MAY 28, MAY 29,
                                                                1999    1998
                                                               ------- -------
      NUMERATOR:
      Net income numerator for both basic and diluted EPS.....  $56.7   $54.0
                                                                =====   =====
      DENOMINATORS:
      Denominator for basic EPS--Weighted average common
       shares outstanding.....................................  153.6   153.7
      Potentially dilutive shares resulting from stock
       options................................................    0.2     0.3
                                                                -----   -----
      Denominator for diluted EPS.............................  153.8   154.0
                                                                =====   =====

                                STEELCASE INC.

                                  (UNAUDITED)

COMPREHENSIVE INCOME

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                                                  THREE MONTHS
                                                                      ENDED
                                                                 ---------------
                                                                 MAY 28, MAY 29,
                                                                  1999    1998
                                                                 ------- -------
      Net income...............................................   $56.7   $54.0
      Other comprehensive income:
        Foreign currency translation adjustments...............    (8.8)   (5.0)
        Unrealized gain on investments.........................     2.0     --
                                                                  -----   -----
      Comprehensive income.....................................   $49.9   $49.0
                                                                  =====   =====

   Accumulated other comprehensive income totaled $(21.8) million and $(15.0) million at May 28, 1999 and February 26, 1999, respectively. During the three-month periods ended May 28, 1999 and May 29, 1998, translation adjustments of $(8.8) million and $(5.0) million, respectively, resulting from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries and joint ventures and related fluctuations in exchange rates, were charged directly to a component of shareholder's equity in the accompanying condensed consolidated balance sheets. Additionally, during the three months ended May 28, 1999, $2.0 million of unrealized gains on investments was charged directly to a component of shareholder's equity in the accompanying condensed consolidated balance sheets.

INVENTORIES

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method, which approximates the first-in, first-out method.

   Inventories consist of (in millions):

                                                               MAY 28,  FEB 26,
                                                                1999     1999
                                                               -------  -------
      Finished goods.........................................  $ 66.5   $ 40.9
      Work in process........................................    33.6     32.3
      Raw materials..........................................    89.1     70.8
                                                               ------   ------
                                                                189.2    144.0
      LIFO reserve...........................................   (47.5)   (47.5)
                                                               ------   ------
                                                               $141.7   $ 96.5
                                                               ======   ======

   At May 28, 1999, inventories determined by the LIFO inventory method amounted to $140.9 million, or approximately 75% of the Company's inventories.

JOINT VENTURES AND DEALER TRANSITIONS

   Joint ventures and dealer transitions on the accompanying condensed consolidated balance sheets consist of investments in dealer transitions and other joint ventures and alliances as of May 28, 1999 and February 26, 1999, as well as a 50% equity interest in Steelcase Strafor as of February 26, 1999. Summarized financial information for Steelcase Strafor, for the three months ended March 31, 1999 and March 31, 1998, is as follows (in millions):

                                                             THREE MONTHS ENDED
                                                             -------------------
                                                             MARCH 31, MARCH 31,
                                                               1999     1998(1)
                                                             --------- ---------
      Results of Operations:
        Revenues............................................  $148.3    $121.8
        Operating income....................................    10.4      14.4
        Net income..........................................     5.3       5.6

--------
(1) Steelcase Strafor net sales and operating income have been adjusted from amounts previously reported in order to conform the classifications of certain sales deductions and other charges with those reflected in the Company's condensed consolidated financial statements.

   On April 22, 1999, Steelcase Inc., through its wholly-owned French subsidiary, Steelcase SAS, acquired the 50% equity interest in Steelcase Strafor held by its joint venture partner, Strafor Facom S.A. The purchase was effective as of March 31, 1999. As a part of this transaction, the Company also acquired Strafor Facom S.A.'s 5% equity interest in Werndl BuroMobeL AG ("Werndl"), 3% equity interest in Pohlschroder GmbH, and 50% equity interest in Details S.A. The purchase price paid to Strafor Facom S.A. for these equity interests approximated $227 million including transaction costs of approximately $2 million, and was funded by approximately $75 million of existing cash balances, $111 million of short-term borrowings and $41 million of long-term debt. For more information regarding the acquisition of Steelcase Strafor, please refer to the Company's Current Report on Form 8-K dated May 7, 1999 and amended June 16, 1999.

   As a result of this acquisition, which was accounted for under the purchase method of accounting, Steelcase Strafor is now wholly-owned by the Company. Accordingly, the accounts and balances of Steelcase Strafor have been included in the accompanying condensed consolidated balance sheet as of May 28, 1999. However, the accompanying condensed consolidated statement of income for the three months ended May 28, 1999 continues to reflect the Company's 50% equity interest in the net income of Steelcase Strafor under the caption equity in net income of joint ventures and dealer transitions. Steelcase Strafor maintains a calendar year end and the Company accounts for its results of operations on a two month lag. Thus, the Company will begin to reflect consolidated results of operations including Steelcase Strafor beginning in the second quarter of fiscal 2000.

   Management currently estimates that the excess of the aggregate cost of the Steelcase Strafor acquisition over the historical book value of the net assets acquired will be allocated and amortized as follows (in millions):

                                              AMORTIZATION           ANNUAL
                                                 PERIOD    AMOUNT AMORTIZATION
                                              ------------ ------ ------------
Estimated fair value adjustment of property,
 plant and equipment                            10 years   $25.0      $2.5
Estimated intangible assets, including
 patents, trademarks and other identifiable   15 years to
 intangible assets and goodwill                  40 years  $95.1      $3.7

                                STEELCASE INC.

                                  (UNAUDITED)

   The following unaudited pro forma data summarizes the combined results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of the three month period ended May 29, 1998, and include the effect of purchase accounting adjustments that are based upon preliminary information and certain management estimates which are subject to revision in future periods based on additional information, such as final appraisals. In addition, the Steelcase Strafor results of operations include the pro forma effects of the acquisition of Werndl, a business acquired by Steelcase Strafor on December 16, 1998. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies.

                                                                  THREE MONTHS
                                                                      ENDED
                                                                 ---------------
                                                                 MAY 28, MAY 29,
                                                                  1999    1998
                                                                 ------- -------
      Results of Operations (in millions):
        Revenues................................................ $840.1  $816.3
        Gross profit............................................  301.2   297.5
        Operating income........................................   91.6    93.4
        Net income..............................................   54.7    53.0

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   Short-term borrowings and long-term debt consist of the following (in millions):

                                                               MAY 28,  FEB 26,
                                                                1999     1999
                                                               -------  -------
Revolving credit facilities, interest rates ranging from
 5.35% to 5.6% (1)...........................................   $160.0   $ --
Notes payable to Strafor Facom S.A., 3.518% fixed rate (2)...     61.9     --
Note payable to bank, 7% fixed rate (3)......................     41.0     --
Other........................................................     32.9     --
                                                               -------   ----
   Total short-term borrowings and long-term debt............    295.8     --
Short-term borrowings and current portion of long-term debt..   (239.2)    --
                                                               -------   ----
   Long-term debt............................................  $  56.6   $ --
                                                               =======   ====

--------
(1) In April 1999, the Company established a 364-day unsecured committed revolving credit facility with various financial institutions under which it may borrow up to $200.0 million. Borrowings under the facility expire at various dates throughout the year depending on the borrowing terms, which range from one to six months. Interest, which is due at maturity, is based on Libor plus a margin for the applicable borrowing term. The agreement, which is renewable annually for additional 364-day periods, contains certain covenants, which include, among others, net worth, interest coverage and debt ratio provisions. Additionally, the Company has entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $70 million at variable interest rates determined by agreement at the time of borrowing. These agreements expire during the course of the fiscal year and are renewable annually.

                                STEELCASE INC.

                                  (UNAUDITED)
(2) The note payable to Strafor Facom S.A. represents unsecured borrowings denominated in French francs maturing in July 1999, with interest due at maturity.
(3) The note payable bank is a seven-year unsecured loan maturing in April 2006, with semi-annual interest and principal payments. The agreement contains certain covenants, which include, among others, net worth, interest coverage and debt ratio provisions.

   Annual maturities on short-term borrowings and long-term debt for the next five years subsequent to May 28, 1999 are as follows (in millions):

      2000............................................................... $239.2
      2001...............................................................    7.8
      2002...............................................................    7.9
      2003...............................................................    8.3
      2004...............................................................    8.7
      Thereafter.........................................................   23.9
                                                                          ------
                                                                          $295.8
                                                                          ======

COMMON STOCK REPURCHASE PROGRAM

   On June 17, 1998, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. During the first quarter of 2000, the Company repurchased 200,000 Class B common shares at a cost of $3.7 million. As of May 28, 1999, total repurchases amounted to $18.7 million, and 2,005,700 shares remain available for repurchase under the program.

OPERATING SEGMENTS

   In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates on a worldwide basis within a single reportable segment, the office furniture industry. The office furniture segment includes several operating segments that manufacture an extensive range of steel and wood office furniture products. The nature of the products, production processes, types of customers and methods of distribution are consistent across segments and therefore have been aggregated into one reported segment. The Company's primary product lines include office furniture systems, seating, storage solutions, desks and casegoods, and interior architectural products. Net sales from services and other businesses primarily include marine accessories and design, financial and consulting services.

   The Company evaluates performance and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 10-K report for the year ended February 26, 1999. Management views interest income, interest expense, and certain other non-operating costs as being associated with the office furniture segment since this segment is the Company's primary activity and accounts for the majority of the Company's net sales, assets and net income.

                                STEELCASE INC.

                                  (UNAUDITED)

   The following sets forth reportable segment data reconciled to the consolidated financial statements (in millions):

                                                               THREE MONTHS
                                                                   ENDED
                                                             ------------------
                                                             MAY 28,   MAY 29,
                                                               1999      1998
                                                             --------  --------
NET SALES
  Office furniture.......................................... $  804.2  $  758.9
  Services and other businesses.............................     35.9      35.2
  Eliminations..............................................   (148.3)   (121.8)
                                                             --------  --------
  Consolidated totals....................................... $  691.8  $  672.3
                                                             ========  ========

                                                               THREE MONTHS
                                                                   ENDED
                                                             ------------------
                                                             MAY 28,   MAY 29,
                                                               1999      1998
                                                             --------  --------
NET INCOME
  Office furniture.......................................... $   55.0  $   50.8
  Services and other businesses.............................      1.7       3.2
  Eliminations..............................................      --        --
                                                             --------  --------
  Consolidated totals....................................... $   56.7  $   54.0
                                                             ========  ========

                                                             MAY 28,   FEB 26,
                                                               1999      1999
                                                             --------  --------
TOTAL ASSETS
  Office furniture.......................................... $2,137.5  $2,247.1
  Services and other businesses.............................    638.4     595.1
  Eliminations..............................................      --     (659.7)
                                                             --------  --------
  Consolidated totals....................................... $2,775.9  $2,182.5
                                                             ========  ========

   Office furniture reflects the accounts of Steelcase Strafor, the Company's 50% joint venture through March 31, 1999, the effective date of the Company's purchase of the remaining 50% equity interest in Steelcase Strafor from Strafor Facom S.A. The segment information is presented here as if the balance sheet and results of operations of Steelcase Strafor had been consolidated for all periods presented. As indicated previously, the balance sheet of Steelcase Strafor was consolidated with the Company's balance sheet for the first time beginning May 28, 1999, but due to the effective date of the acquisition and the fact that the Company accounts for Steelcase Strafor on a two-month lag, the results of operations of Steelcase Strafor are not consolidated in the Company's condensed consolidated results of operations for the three months ended May 28, 1999 and May 29, 1998. Eliminations include the removal of Steelcase Strafor data in order to reconcile to consolidated totals.

   Total assets within services and other businesses include notes receivable and leased assets of the Company's captive financing subsidiary.

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

RESULTS OF OPERATIONS

   The following table sets forth condensed consolidated statement of income data for the three months ended May 28, 1999 and May 29, 1998.

                                                       THREE MONTHS
                                                           ENDED      PERCENTAGE
                                                      ---------------   CHANGE
                                                      MAY 28, MAY 29, INCREASE/
                                                       1999    1998   (DECREASE)
                                                      ------- ------- ----------
Net sales...........................................   100.0%  100.0%     2.9%
Cost of sales.......................................    63.4    62.3      4.6%
                                                       -----   -----    -----
Gross profit........................................    36.6    37.7      0.1%
Selling, general and administrative expenses........    24.6    26.0     (2.4)%
                                                       -----   -----    -----
Operating income....................................    12.0    11.7      5.6%
Other income, net...................................     0.6     0.5     18.9%
                                                       -----   -----    -----
Income before provision for income taxes and equity
 in net income of joint ventures and dealer
 transitions........................................    12.6    12.2      6.2%
Provision for income taxes..........................     4.7     4.7      4.5%
                                                       -----   -----    -----
Income before equity in net income of joint ventures
 and dealer transitions.............................     7.9     7.5      7.3%
Equity in net income of joint ventures and dealer
 transitions........................................     0.3     0.5    (30.3)%
                                                       -----   -----    -----
Net income..........................................     8.2%    8.0%     5.0%
                                                       =====   =====    =====

OVERVIEW

   Consolidated net sales of $691.8 million for the first quarter of fiscal 2000 ("Q1 2000") increased 2.9% compared to the first quarter of fiscal 1999 ("Q1 1999"). The Q1 2000 sales increase is primarily attributable to the impact of acquisitions, along with a recent increase in demand and continued strengthening in sales of new products. The Company posted earnings growth of 5.0% in Q1 2000 with net income of $56.7 million ($0.37 per share), compared to net income of $54.0 million ($0.35 per share) in Q1 1999.

   The Company completed the acquisition of the remaining 50% equity interest in Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"), effective as of March 31, 1999, which has been accounted for pursuant to the purchase method of accounting in the accompanying condensed consolidated balance sheet as of May 28, 1999. The accompanying condensed consolidated statements of income for Q1 2000 and Q1 1999 reflect the Company's 50% equity interest in the net income of Steelcase Strafor for the three month periods ended March 31, 1999 and 1998, respectively. Steelcase Strafor maintains a calendar year end and the Company accounts for its results of operations on a two-month lag. Thus, the Company will reflect consolidated results of operations including Steelcase Strafor beginning in the second quarter of fiscal 2000. For further information regarding the Steelcase Strafor acquisition, the audited consolidated financial statements of Steelcase Strafor, and certain pro forma financial information related to the acquisition, reference should be made to the Company's Form 8-K Report filed May 7, 1999, and its amended Form 8-K Report filed June 16, 1999.

                                STEELCASE INC.

                                  (UNAUDITED)

THREE MONTHS ENDED MAY 28, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 29,
1998

   The following table sets forth comparative sales information by segment (in millions):

                                                    THREE MONTHS
                                                        ENDED         PERCENTAGE
                                                   ---------------      CHANGE
                                                   MAY 28, MAY 29,    INCREASE/
                                                    1999    1998      (DECREASE)
                                                   ------- -------    ----------
      NET SALES
      Office furniture-U.S. only.................  $603.0  $583.3         3.4%
      Office furniture-International & Canada....    52.9    53.8        (1.7)%
      Services & other businesses................    35.9    35.2         2.0%
                                                   ------  ------        ----
      Consolidated net sales.....................  $691.8  $672.3         2.9%
                                                   ======  ======        ====
      Steelcase Strafor..........................   148.3   121.8(1)     21.8%
                                                   ------  ------        ----
      Pro forma worldwide net sales..............  $840.1  $794.1         5.8%
                                                   ======  ======        ====

--------

(1) Steelcase Strafor net sales has been adjusted from the amount previously reported in order to conform the classifications of certain sales deductions and other charges with those reflected in the Company's condensed consolidated financial statements.

   Q1 2000 consolidated net sales increased 2.9% primarily as a result of a net increase in the Company's U.S. office furniture business. Pro forma worldwide net sales, which include the Company's unconsolidated joint venture, Steelcase Strafor, posted an increase of 5.8%. Steelcase Strafor net sales for the three month period ended March 31, 1999 increased 21.8%, primarily attributable to the acquisition of Werndl BuroMobeL AG ("Werndl") in December 1998. Excluding the Werndl acquisition, Steelcase Strafor net sales were relatively flat with the comparable prior year first quarter. Decreases in sales in France and the United Kingdom were offset by increased volume in most other countries, particularly Spain, Italy and Switzerland.

   The Company's U.S. office furniture net sales increased 3.4% in Q1 2000, principally as a result of acquisitions and strong net sales growth in the Company's Design Partnership, Wood and Revest businesses as a group. The Company's acquisition of J.M. Lynne, effective January 4, 1999, along with the ability of these entrepreneurial-spirited companies to produce innovative new products have been the major contributors to the growth in the U.S. However, the growth in these businesses was offset by a 3.2% decline in the Company's Steel furniture operations, including the Turnstone brand. Pathways based products, including the Turnstone Answer system, which is manufactured by the Steel furniture operations, continue to penetrate the market demonstrating a recent increase in demand, with sales in the first quarter of approximately $38.0 million. Excluding sales from the Turnstone brand, which on a going forward basis will be reported with the Company's Steel furniture operations to better align the business, Steel furniture operations decreased 5.3%.

   The Company's World Wide Accounts ("WWA"), which are principally comprised of large multinational corporations, are lagging prior year levels and have had a notable impact on the Company's Steel furniture operations. A number of these accounts have delayed spending as a result of domestic merger and acquisition activities. Overall, net sales to the WWA and the dealer channel decreased by approximately 2.4% for Q1 2000, which was consistent with recent industry trends.

   The Business and Institutional Furniture Manufacturers' Association ("BIFMA") has decreased its growth forecast to 1% to 3% from 3% to 5% for calendar year 1999. While the Company's goal is to grow in excess of overall industry trends, management is uncertain regarding growth estimates for fiscal year 2000 due to preliminary customer feedback that seems to indicate that fourth quarter demand could be adversely impacted by Year 2000 concerns.

   Non-domestic net sales decreased 1.7% in Q1 2000 primarily as a result of continued softness in demand, particularly in Australia and Mexico. Services and other businesses net sales increased 2.0%.

   The decrease in gross profit margin of 1.1 percentage points for the current quarter was driven primarily by the negative impact of continued competitive pressure in the Steel furniture operations, offset by the favorable impact of cost containment efforts and decreased incentive compensation, which is linked to performance goals and varies accordingly.

   Selling, general and administrative expenses decreased $4.2 million from Q1 1999 to Q1 2000 primarily as a result of decreased incentive compensation to management. Additionally, management has implemented spending controls based upon percentages of sales to help contain costs. The controls have been in place for several months and have helped to maintain operating margins through a period of slow growth. Management continues to emphasize these spending controls as the Company strives to meet its fiscal 2003 target of a 14% operating income margin.

   Other income, net, increased $0.7 million compared to Q1 1999, after giving effect to $1.0 million of interest expense incurred as a result of the acquisition of Steelcase Strafor.

   The effective income tax rate in Q1 2000 was 37.5% as compared to 38.2% for Q1 1999. Management anticipates that the effective tax rate will increase to approximately 40% beginning in Q2 2000 with the consolidation of Steelcase Strafor, which experiences higher income tax rates in Europe.

   Equity in net income from joint ventures and dealer transitions decreased to $2.3 million in Q1 2000 from $3.3 million in Q1 1999, primarily as a result of losses incurred on recently acquired equity interests. The Company's 50% share in the earnings of Steelcase Strafor decreased from $2.8 million in Q1 1999 to $2.6 million in Q1 2000. This decrease is attributable to the dilutive effects of goodwill amortization and financing costs related to the Werndl acquisition.

   For the reasons set forth above, net income increased 5.0% to $56.7 million in Q1 2000 from $54.0 million in Q1 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company, as a result of the acquisition of Steelcase Strafor, the largest acquisition the Company has undertaken, has incurred long-term debt. Management intends to leverage the significant financial resources available to the Company to fulfill its growth objectives. Cash and capital requirements are primarily met with cash generated from operating activities. The Company's financial position at May 28, 1999, includes cash and cash equivalents of $47.7 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   The principal change in cash generated from operating activities for Q1 2000 compared to Q1 1999 is attributable to the Company's finance subsidiary, Steelcase Financial Services Inc. ("SFSI"). SFSI's asset base continues to grow as SFSI increases its portfolio of leased assets, asset based lending and project financing. SFSI's asset base increased a total of $70 million in Q1 2000.

   On April 22, 1999, the Company completed the acquisition of the remaining 50% equity interest in Steelcase Strafor, resulting in cash outlays, net of cash acquired, of approximately $178 million. The purchase price and associated transaction costs of $227 million were paid principally from bank financing aggregating $152 million and cash reserves of $75 million. The financing was comprised of a long-term component of $41 million and short-term financing of $111 million. The Company continued to draw on lines of credit during the quarter resulting in $160 million of short-term financing as of May 28, 1999. Management intends to refinance these short-term borrowings with more cost-effective credit facilities later in the year, and continues to evaluate an optimal capital structure for the Company in light of its long-term growth strategies.

   Capital expenditures were $33.3 million in Q1 2000 compared to $38.4 million in Q1 1999. The Company continues to invest in corporate and showroom facilities, new product development, SAP implementations, new manufacturing equipment and a new Corporate Learning and Development Center in Grand Rapids. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment and facilitate the launch of new services and products. Management also anticipates investing approximately $34.0 million in a new wood furniture manufacturing facility beginning in fiscal 2000.

   The Company paid common stock dividends of $0.11 per share, or $16.9 million, and $0.10 per share, or $15.4 million, during Q1 of 2000 and 1999, respectively. During Q1 2000, the Company repurchased 200,000 Class B common shares for $3.7 million, under a three million share repurchase program authorized by the Board of Directors on June 17, 1998. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time. During Q1 1999, eligible employees purchased Class A common shares pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million.

YEAR 2000

   The Company is actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results by or at the Year 2000 ("Year 2000 issues"), an issue affecting Steelcase Inc. and most other companies. The Company has substantially completed the repair or replacement of critical business applications, technical infrastructure components and manufacturing equipment. However, management views the process of assessing and remediating Year 2000 issues as an on-going process which will require continued focus, testing and verification throughout calendar year 1999.

   The Company's Year 2000 readiness effort is comprised of five phases defined below:

   Awareness: Activities to ensure management and all affected employees are aware that Year 2000 issues exist.

   Assessment: Includes the inventory of all potentially affected hardware, software and embedded technology equipment, along with a determination as to whether or not they may be impacted by the Year 2000 issues.

   Remediation: Repairs, replacement and/or modifications to eliminate the Year 2000 issues in hardware, software or equipment.

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

   Since 1994, the Company has been selectively replacing business software applications with SAP, a Year 2000 compliant comprehensive information management system. This project is part of a strategic business plan to upgrade the overall capabilities of the Company's business application systems. Costs to date specifically to address Year 2000 issues, separate from SAP implementations, have approximated $12.0 million. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to exceed an additional $8.0 million. Further, various individual business units, majority-owned subsidiaries and unconsolidated joint ventures are engaged in the implementation of Year 2000 compliant enterprise software systems.

   In late 1995, the Company began its efforts to address those business applications which might not be replaced in time with equivalent SAP systems, by engaging a third party specializing in the modification of business software applications. The engagement lasted through December 1997, at which time the majority of remediation efforts related to those business software applications were substantially complete. Since that time, the Company has substantially completed the initial testing of those software applications.

   In December 1997, the Company established a Program Management Office ("PMO"), reporting to the Chief Information Officer of the Company. The PMO has the responsibility to provide oversight for the Company's Year 2000 readiness program that consists of the five phases noted above. These five phases will be employed for the following areas: business application software, manufacturing and other equipment with embedded chip technology, and evaluation and due diligence with respect to the Company's supply chain and distribution channel. The PMO is also responsible for periodic status reporting to the Company's executive management and to the Board of Directors. Additionally, the PMO is providing oversight for the development and execution of contingency and business continuity planning efforts.

   The Company has completed the assessment phase for the majority of its manufacturing facilities having embedded technology. The assessment resulted in minimal findings of non-compliance. The Company's manufacturing equipment is generally Year 2000 ready and is not anticipated to require significant reprogramming or replacement. Remediation and testing of the equipment identified as needing some reprogramming or replacement is substantially complete.

   The Company initiated formal communications with production suppliers in January 1998 and with its dealer network in May 1998, inquiring as to their state of readiness. Over 4,000 suppliers have been contacted, and from the responses received to date, the Company believes that its supply chain partners are actively seeking to become Year 2000 ready. The Company has initiated further in-depth analyses of the readiness of approximately 150 key suppliers. In addition, a majority of the dealers, both international and domestic, had responded, mostly with favorable self-assessment ratings. Many governmental agencies, however, may not be Year 2000 compliant. It is difficult for Steelcase Inc. and most other companies to assess the likelihood, or the impact, if any, on their businesses, of such entities' failure to be Year 2000 compliant.

   Contingency and business continuity planning activities have been initiated for critical business processes within the Company. The Company believes such planning efforts to be ongoing activities, subject to frequent review throughout the remainder of calendar year 1999, but intends to have them substantially completed by the end of the second quarter of fiscal 2000.

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

SAFE HARBOR PROVISION

   There are certain forward-looking statements under the Overview, Liquidity and Capital Resources, Year 2000, and Euro Conversion sections, particularly those with respect to future tax rates, product offerings, liquidity and capital needs, the Company's intent to refinance short term debt, capital expenditures and investments, conversion of Class B common shares to Class A common shares, the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions, changes in customer order patterns, the ability to refinance short term debt on favorable terms, continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments, the ability to grow new businesses and successfully integrate and operate any acquired businesses, the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues, costs, including claims, due to Year 2000 issues and remediation efforts, the future success of new products and their impact on our manufacturing processes, the impact of the euro conversion, and other risks detailed in the Company's 10-K Report for the year ended February 26, 1999, and its other filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Originally, this statement was to be effective for fiscal years beginning after June 15, 1999. However, in June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133, deferred the effective date of SFAS No. 133 for one year, thereby making the statement effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 during the Company's fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   1. EXHIBITS

     See Exhibit Index

   2. REPORTS ON FORM 8-K

     Current Report on Form 8-K dated May 7, 1999, reporting under Item 2, Acquisition or Disposition of Assets, the Company's acquisition of Steelcase Strafor S.A. and subsidiaries

     Amended Current Report on Form 8-K dated June 16, 1999, reporting under
  Item 7, Financial Statements and Exhibits, the audited financial statements of businesses acquired and related pro forma financial information.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Steelcase Inc.

Date: July 12, 1999

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

                                 EXHIBIT INDEX

 DESIGNATION                            DESCRIPTION
 -----------                            -----------
    27.1     Financial Data Schedule, for the three months ended May 28, 1999.