Form 10-Q
period 1999-08-27
STEELCASE INC
filed 1999-10-12
CIK 1050825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK
ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 1999

                                       OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13873

                               ----------------

                                 STEELCASE INC.

              MICHIGAN                                 38-0819050
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

    901 44TH STREET GRAND RAPIDS,                         49508
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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of September 30, 1999, the Registrant had outstanding 25,001,917 shares of Class A Common Stock and 127,481,808 shares of Class B Common Stock.

   Exhibit index located on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 27, 1999

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Six Months Ended August 27, 1999 and August 28, 1998.....      3
  Condensed Consolidated Balance Sheets
   As of August 27, 1999 and February 26, 1999........................      4
  Condensed Consolidated Statements of Cash Flows
   Six Months Ended August 27, 1999 and August 28, 1998...............      5
  Notes to Condensed Consolidated Financial Statements................   6-10
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................  11-17
Part II. Other Information
Item 5. Other Information.............................................     18
Item 6. Exhibits and Reports on Form 8-K..............................     18
Signatures............................................................     19
Exhibit Index.........................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       ---------------------  ------------------
                                       AUG. 27,    AUG. 28,   AUG. 27,  AUG. 28,
                                         1999        1998       1999      1998
                                       ---------   ---------  --------  --------
Net sales............................   $   831.9   $   704.0 $1,523.7  $1,376.3
Cost of sales........................       550.3       438.8    988.7     857.9
                                        ---------   --------- --------  --------
Gross profit.........................       281.6       265.2    535.0     518.4
Selling, general and administrative
 expenses............................       214.9       173.4    385.6     348.3
                                        ---------   --------- --------  --------
Operating income.....................        66.7        91.8    149.4     170.1
Interest expense.....................        (5.2)        --      (6.2)      --
Other income, net....................         2.5         5.0      7.9       8.7
                                        ---------   --------- --------  --------
Income before provision for income
 taxes and equity in net income of
 joint ventures and dealers..........        64.0        96.8    151.1     178.8
Provision for income taxes...........        26.2        36.6     58.9      67.9
                                        ---------   --------- --------  --------
Income before equity in net income of
 joint ventures and dealer
 transitions.........................        37.8        60.2     92.2     110.9
Equity in net income of joint
 ventures and dealer transitions.....         0.4         2.5      2.7       5.8
                                        ---------   --------- --------  --------
Net income...........................   $    38.2   $    62.7 $   94.9  $  116.7
                                        =========   ========= ========  ========
Earnings per share (basic and
 diluted)............................   $    0.25   $    0.41 $   0.62  $   0.76
                                        =========   ========= ========  ========
Dividends per share of common stock..   $    0.11   $    0.10 $   0.22  $   0.20
                                        =========   ========= ========  ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                               (UNAUDITED)
                                                                AUG. 27,   FEB. 26,
                            ASSETS                                1999       1999
                            ------                             ----------- --------
Current assets:
  Cash and cash equivalents...................................  $   23.4   $   67.5
  Accounts receivable, net....................................     542.8      348.9
  Notes receivable and leased assets..........................     165.4      140.4
  Inventories.................................................     150.4       96.5
  Other current assets........................................     120.6       84.1
                                                                --------   --------
      Total current assets....................................   1,002.6      737.4
Property and equipment, net...................................     874.7      739.0
Notes receivable and leased assets............................     240.0      209.1
Joint ventures and dealer transitions.........................      45.6      210.4
Goodwill and other intangible assets, net.....................     392.3       99.6
Other assets..................................................     213.4      187.0
                                                                --------   --------
      Total assets............................................  $2,768.6   $2,182.5
                                                                ========   ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts and notes payable..................................  $  254.1   $  102.1
  Short-term borrowings and current portion of long-term debt.     220.1        --
  Accrued expenses:
    Employee compensation.....................................     141.7       92.8
    Employee benefit plan obligations.........................      45.5       51.8
    Other.....................................................     255.7      200.1
                                                                --------   --------
      Total current liabilities...............................     917.1      446.8
                                                                --------   --------
Long-term liabilities:
  Long-term debt..............................................      54.9        --
  Employee benefit plan obligations...........................     227.3      222.8
  Other long-term liabilities.................................      43.6       12.9
                                                                --------   --------
      Total long-term liabilities.............................     325.8      235.7
                                                                --------   --------
      Total liabilities.......................................   1,242.9      682.5
                                                                --------   --------
Shareholders' equity:
  Common stock................................................     358.6      379.4
  Accumulated other comprehensive income......................     (29.6)     (15.0)
  Retained earnings...........................................   1,196.7    1,135.6
                                                                --------   --------
      Total shareholders' equity..............................   1,525.7    1,500.0
                                                                --------   --------
      Total liabilities and shareholders' equity..............  $2,768.6   $2,182.5
                                                                ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                              SIX MONTHS ENDED
                                                              ------------------
                                                              AUG. 27,  AUG. 28,
                                                                1999      1998
                                                              --------  --------
OPERATING ACTIVITIES
  Net income................................................. $  94.9    $116.7
  Depreciation and amortization..............................    62.9      51.3
  Changes in current assets and liabilities, net of corporate
   acquisitions..............................................   (92.0)      2.9
  Other, net.................................................    15.7       8.2
                                                              -------    ------
      Net cash provided by operating activities..............    81.5     179.1
                                                              -------    ------
INVESTING ACTIVITIES
  Capital expenditures.......................................   (62.3)    (75.0)
  Corporate acquisitions, net of cash acquired...............  (177.8)      --
  Other, net.................................................   (14.9)     (0.5)
                                                              -------    ------
      Net cash used in investing activities..................  (255.0)    (75.5)
                                                              -------    ------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt...................    41.0       --
  Repayments of debt.........................................    (7.5)      --
  Short-term borrowings, net.................................   150.5       --
  Common stock issuance......................................     --       24.8
  Common stock repurchase....................................   (20.8)     (8.0)
  Dividends paid.............................................   (33.8)    (30.8)
                                                              -------    ------
    Net cash provided by (used in) financing activities......   129.4     (14.0)
                                                              -------    ------
    Net increase (decrease) in cash and cash equivalents.....   (44.1)     89.6
      Cash and cash equivalents, beginning of period.........    67.5     103.1
                                                              -------    ------
      Cash and cash equivalents, end of period............... $  23.4    $192.7
                                                              =======    ======


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

   The August 27, 1999 condensed consolidated balance sheet includes the accounts and balances of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"), which became a wholly-owned subsidiary of the Company effective March 31, 1999. Additionally, the results of operations of Steelcase Strafor for the three months ended June 30, 1999 have been consolidated with the Company's results of operations for the three months ended August 27, 1999. However, due to the effective date of the acquisition, and the fact that the Company accounts for Steelcase Strafor on a two-month lag, the results of operations of Steelcase Strafor for the three months ended March 31, 1999 have not been consolidated with the Company's results of operations. The Company's 50% equity in net income of Steelcase Strafor for the three months ended March 31, 1999 and for the six months ended June 30, 1998 is included in equity in net income of joint ventures and dealer transitions in the accompanying condensed consolidated statements of income.

EARNINGS PER SHARE

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                               THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                             ----------------- -----------------
                                             AUG. 27, AUG. 28, AUG. 27, AUG. 28,
                                               1999     1998     1999     1998
                                             -------- -------- -------- --------
      NUMERATOR:
      Net income numerator for both basic
       and diluted EPS.....................   $ 38.2   $ 62.7   $ 94.9   $116.7
                                              ======   ======   ======   ======
      DENOMINATORS:
      Denominator for basic EPS-Weighted
       average common shares outstanding...    153.1    154.3    153.3    153.8
      Potentially dilutive shares resulting
       from stock options..................      0.1      --       0.1      --
                                              ------   ------   ------   ------
      Denominator for diluted EPS..........    153.2    154.3    153.4    153.8
                                              ======   ======   ======   ======

                                STEELCASE INC.

COMPREHENSIVE INCOME

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                              THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED
                                            ----------------- -----------------
                                            AUG. 27, AUG. 28, AUG. 27, AUG. 28,
                                              1999     1998     1999     1998
                                            -------- -------- -------- --------
      Net income...........................  $38.2    $62.7    $ 94.9   $116.7
      Other comprehensive income:
        Foreign currency translation
         adjustments.......................   (7.5)    (3.6)    (16.3)    (8.6)
        Unrealized gain (loss) on
         investments.......................    --      (0.6)      2.0     (0.6)
        Minimum pension liabilities........   (0.3)     --       (0.3)     --
                                             -----    -----    ------   ------
      Comprehensive income.................  $30.4    $58.5    $ 80.3   $107.5
                                             =====    =====    ======   ======


INVENTORIES

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method, which approximates the first-in, first-out method.

   Inventories consist of (in millions):

                                                               AUG. 27, FEB. 26,
                                                                 1999     1999
                                                               -------- --------
      Finished goods..........................................  $ 73.9   $ 40.9
      Work in process.........................................    36.5     32.3
      Raw materials...........................................    87.5     70.8
                                                                ------   ------
                                                                 197.9    144.0
      LIFO reserve............................................   (47.5)   (47.5)
                                                                ------   ------
                                                                $150.4   $ 96.5
                                                                ======   ======

   At Aug. 27, 1999, inventories determined by the LIFO inventory method amounted to $147.0 million, or approximately 74% of the Company's inventories.

ACQUISITION OF STEELCASE STRAFOR

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

                                STEELCASE INC.

approximately $75 million of existing cash balances, $111 million of short-term borrowings and $41 million of long-term debt. For more information regarding the acquisition of Steelcase Strafor, please refer to the Company's Current Report on Form 8-K dated May 7, 1999 and amended June 16, 1999.

   As a result of this acquisition, which was accounted for under the purchase method of accounting, Steelcase Strafor is now wholly-owned by the Company. Accordingly, the August 27, 1999 condensed consolidated balance sheet includes the accounts and balances of Steelcase Strafor. Additionally, the results of operations of Steelcase Strafor for the three months ended June 30, 1999 have been consolidated with the Company's results of operations for the three months ended August 27, 1999.

   Management currently estimates that the excess of the aggregate cost of the Steelcase Strafor acquisition over the historical book value of the net assets acquired will be allocated and amortized as follows (in millions):

                                               AMORTIZATION           ANNUAL
                                                  PERIOD    AMOUNT AMORTIZATION
                                               ------------ ------ ------------
      Estimated fair value adjustment of
       property, plant and equipment.......... 10 years     $25.0      $2.5
      Estimated intangible assets, including
       patents, trademarks and other
       identifiable intangible assets and      15 years to
       goodwill............................... 40 years     $95.1      $3.7

   The following unaudited pro forma data summarizes the combined results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of the six month period ended August 28, 1998, and includes the effect of purchase accounting adjustments that are based upon preliminary information and certain management estimates which are subject to revision in future periods based on additional information, such as final appraisals. In addition, the Steelcase Strafor results of operations include the pro forma effects of the acquisition of Werndl, a business acquired by Steelcase Strafor on December 16, 1998. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies.

                                            THREE MONTHS       SIX MONTHS
                                                ENDED             ENDED
                                          ----------------- -----------------
                                          AUG. 27, AUG. 28, AUG. 27, AUG. 28,
                                            1999     1998     1999     1998
                                          -------- -------- -------- --------
      Results of Operations (in
       millions):
        Revenues.........................  $831.9   $852.4  $1,672.0 $1,668.7
        Gross profit.....................   281.6    313.5     582.8    611.0
        Operating income.................    66.7    102.6     158.3    196.0
        Net income.......................    38.2     61.7      92.9    114.7

                                STEELCASE INC.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   Short-term borrowings and long-term debt consist of the following (in millions):

                                                              AUG. 27, FEB. 26,
                                                                1999     1999
                                                              -------- --------
      Revolving credit facilities, interest rates ranging
       from 4.97% to 6.70% (1)..............................   $150.5   $ --
      Notes payable to Strafor Facom S.A., 3.52% fixed rate
       (2)..................................................     59.5     --
      Note payable to bank, 7.00% fixed rate (3)............     41.0     --
      Other.................................................     24.0     --
                                                               ------   -----
        Total short-term borrowings and long-term debt......    275.0     --
      Short-term borrowings and current portion of long-term
       debt.................................................   (220.1)    --
                                                               ------   -----
        Long-term debt......................................   $ 54.9   $ --
                                                               ======   =====

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

    In August 1999, the Company established an unsecured committed multicurrency revolving credit facility with various financial institutions under which it may borrow up to Euro ("EUR") 200.0 million or its equivalent in optional currencies. The agreement is comprised of two tranches; tranche A is a EUR
    75.0 million, 364 day term facility and tranche B is a EUR 125.0 million five year term facility. Borrowings under these facilities expire at various dates throughout the year depending on the borrowing terms. Interest, which is due at maturity, is based on EURIBOR or LIBOR plus a margin for the applicable borrowing term. The agreement contains certain covenants, which include, among others, net worth, interest coverage and debt ratio provisions.

    Additionally, the Company has entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $70 million and French francs 405.0 million at variable interest rates determined by agreement at the time of borrowing. These agreements expire within one year and are renewable annually.

(2) The note payable to Strafor Facom S.A. represents unsecured borrowings denominated in French francs maturing in July 1999, with interest due at maturity. This note was refinanced in July, 1999 with short-term borrowings.

(3) The note payable to bank is a seven-year unsecured loan maturing in April 2006, with semi-annual interest and principal payments. The agreement contains certain covenants, which include, among others, net worth, interest coverage and debt ratio provisions.

                                STEELCASE INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

   Annual maturities on short-term borrowings and long-term debt for the next five years subsequent to Aug. 27, 1999 are as follows (in millions):

      2000............................................................... $220.1
      2001...............................................................    7.3
      2002...............................................................    7.8
      2003...............................................................    8.2
      2004...............................................................    8.7
      Thereafter.........................................................   22.9
                                                                          ------
                                                                          $275.0
                                                                          ======

COMMON STOCK REPURCHASE PROGRAM

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. During the second quarter of fiscal 2000 ("Q2 2000"), the Company repurchased 327,570 shares of Class A common shares at a cost of $6.2 million and 571,600 Class B common shares at a cost of $10.9 million. As of August 27, 1999, total repurchases amounted to $35.8 million, and 1,106,530 shares remain available for repurchase under the program. The Board authorized additional common stock repurchases of up to three million shares on September 22, 1999.

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

   The Company evaluates performance and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 10-K Report. Management views interest income, interest expense, and certain other non-operating costs as being associated with the office furniture segment since this segment is the Company's primary activity and accounts for the majority of the Company's net sales, assets and net income.

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

RESULTS OF OPERATIONS

   The following table sets forth condensed consolidated statement of income data for the three and six-month periods ended August 27, 1999 and August 28, 1998.

                            THREE MONTHS ENDED        PERCENTAGE SIX MONTHS ENDED  PERCENTAGE
                            ----------------------      CHANGE   -----------------   CHANGE
                            AUG. 27,     AUG. 28,      INCREASE/ AUG. 27, AUG. 28, INCREASE/
                              1999         1998       (DECREASE)   1999     1998   (DECREASE)
                            ---------    ---------    ---------- -------- -------- ----------
   Net sales...............      100.0%       100.0%     18.2%    100.0%   100.0%     10.7%
   Cost of sales...........       66.2         62.3      25.4%     64.9     62.3      15.2%
                             ---------    ---------               -----    -----
   Gross profit............       33.8         37.7       6.2%     35.1     37.7       3.2%
   Selling, general and
    administrative
    expenses...............       25.8         24.7      23.9%     25.3     25.3      10.7%
                             ---------    ---------               -----    -----
   Operating income........        8.0         13.0     (27.3)%     9.8     12.4     (12.2)%
   Interest expense........       (0.6)         --        n/m      (0.4)     --        n/m
   Other income, net.......        0.3          0.8     (50.0)%     0.5      0.6      (9.2)%
                             ---------    ---------               -----    -----
   Income before provision
    for income taxes and
    equity in net income of
    joint ventures and
    dealer transitions.....        7.7         13.8     (33.9)%     9.9     13.0     (15.5)%
   Provision for income
    taxes..................        3.1          5.2     (28.4)%     3.9      4.9     (13.3)%
                             ---------    ---------               -----    -----
   Income before equity in
    net income of joint
    ventures and dealer
    transitions............        4.6          8.6     (37.2)%     6.0      8.1     (16.9)%
   Equity in net income of
    joint ventures and
    dealer transitions.....        0.0          0.3     (84.0)%     0.2      0.4     (53.4)%
                             ---------    ---------               -----    -----
   Net income..............        4.6%         8.9%    (39.1)%     6.2%     8.5%    (18.7)%
                             =========    =========               =====    =====

--------
n/m = not meaningful

OVERVIEW

   Consolidated net sales of $831.9 million for the second quarter of fiscal 2000 ("Q2 2000") increased 18.2% as compared to the same year ago period, attributable primarily to the impact of the acquisition of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"). This is the first quarter that the Company is presenting consolidated results of operations including Steelcase Strafor's results of operations since the date of acquisition. The Company posted an earnings decrease of 39.1% for Q2 2000, with net income of $38.2 million and basic and diluted earnings per share of $0.25, compared to net income of $62.7 million and basic and diluted earnings per share of $0.41 in the prior year's second quarter. The decrease in profitability is primarily attributable to the impact of the following factors:

  . Increased competitive pricing pressures

  . Disruptions to the manufacturing process from new product ramp up costs, increased order levels and process changes

  . Charges for writedowns of certain assets aggregating $5.4 million, net of tax effects, or $0.04 per share

  . Amortization of Steelcase Strafor acquisition financing costs and related intangibles

   The Company completed and announced the acquisition of the remaining 50% equity interest in Steelcase Strafor on April 22, 1999. The acquisition was effective as of March 31, 1999 and has been accounted for pursuant to the purchase method of accounting in the accompanying condensed consolidated financial statements as of August 27, 1999. The Company accounts for the results of operations of Steelcase Strafor on a two month lag.

THREE AND SIX MONTHS ENDED AUGUST 27, 1999 COMPARED TO THREE AND SIX MONTHS ENDED AUGUST 28, 1998

   The following table sets forth comparative sales information by segment (in millions):

                               THREE MONTHS
                                   ENDED       PERCENTAGE SIX MONTHS ENDED  PERCENTAGE
                             -----------------   CHANGE   -----------------   CHANGE
                             AUG. 27, AUG. 28, INCREASE/  AUG. 27, AUG. 28, INCREASE/
                               1999     1998   (DECREASE)   1999     1998   (DECREASE)
                             -------- -------- ---------- -------- -------- ----------
   NET SALES
   Office furniture--U.S.
    only...................   $614.5   $620.7     (1.0)%  $1,217.5 $1,204.0     1.1%
   Office furniture--Europe
    (1)....................    136.2      --       n/m       136.2      --      n/m
   Office furniture--
    International
    (excluding Europe) &
    Canada.................     45.5     51.7    (12.0)%      98.4    105.5    (6.7)%
   Services & other
    businesses.............     35.7     31.6     13.0%       71.6     66.8     7.2%
                              ------   ------    -----    -------- --------    ----
   Consolidated net sales..   $831.9   $704.0     18.2%   $1,523.7 $1,376.3    10.7%
                              ======   ======    =====    ======== ========    ====

--------
(1) Steelcase Strafor recorded net sales of $136.2 million in Q2 2000, an increase of 8.1% over second quarter fiscal 1999 net sales of $126.0 million. Steelcase Strafor fiscal 1999 net sales have been adjusted from amounts previously reported in order to conform the classification of certain sales deductions and other charges with those reflected in the Company's condensed consolidated financial statements.

   Steelcase Inc. posted record net sales, increasing 18.2% and 10.7% over the comparable prior year three and six-month periods, primarily attributable to the Steelcase Strafor acquisition. Excluding the effects of the Steelcase Strafor acquisition, Q2 2000 consolidated net sales decreased 1.2% as a result of decreases in the Company's U.S. and international office furniture businesses.

   The Company's U.S. office furniture net sales decreased 1.0% for Q2 2000, principally as a result of competitive pricing pressures in the Company's Steel furniture operations, which decreased 5.6% for Q2 2000. The decreases were partially offset by the positive effects of the J.M. Lynne acquisition and double-digit net sales growth for the quarter in the Company's Design Partnership (R) , Wood, and Revest (R) operations, as a group. The Steel operations are the Company's largest business unit and represent approximately 70% of annualized U.S. revenues. The Company has experienced favorable order trends and increased backlog in its Steel operations as a result of a high influx of competitively priced orders which are expected to ship in the third quarter of fiscal 2000.

   The Business and Institutional Furniture Manufacturers' Association reported a sales growth forecast of 1% to 3% for calendar year 1999. Management estimates the Company's sales growth for fiscal 2000 will keep pace with industry growth rates, excluding the affects of Steelcase Strafor.

   Steelcase Strafor net sales for the three month period ended June 30, 1999 increased 8.1%, primarily attributable to the acquisition of Werndl BuroMobeL ("Werndl") in December 1998. Steelcase Strafor net sales excluding the Werndl acquisition decreased 11.8% versus the prior year second quarter due to softening in sales in France and the United Kingdom and the negative impact of French franc and German mark exchange rates versus the United States dollar. France's decreased sales are attributable to a slow-down in large corporate account activity and the effects of a seven-day strike in May at the Strasbourg facility related to wage negotiations. These decreases are partially offset by increased volume in most other countries, particularly Spain, Italy and the Netherlands.

   The Company's international net sales, excluding Europe, decreased 12.0% for Q2 2000 primarily as a result of continued softness in demand, particularly in South America, Canada, and Australia. Services and other businesses net sales increased 13.0% primarily from increasing demand for design services and product financing.

   The positive impacts of cost containment efforts and decreased incentive compensation, which is linked to performance goals, were offset by several factors this quarter. The current gross margin of 33.8% reflected a significant decrease from the 37.7% gross margin in Q2 1999. The decreases of 3.9% and 2.6% in gross profit percentage points for Q2 2000 and the six months ended August 27, 1999, respectively, were driven primarily by the impact of competitive pricing pressures on gross margins in the Steel furniture operations, disruptions to the manufacturing process from new products and process changes, and the impact of historically lower gross margins from Steelcase Strafor.

   The Company has experienced a recent strengthening in demand for its Steel furniture products. However, in the short-term, the immediate effects of competitive discounting practices are eroding the Company's margins. Management believes the competitive pricing situation is a result of excess capacity in the industry and low industry growth rates projected for the current calendar year.

   Ramp up costs associated with new products such as the Answer (R) system, the expanded portfolio of Pathways (R) architectural interior products, and Leap(TM) chair have placed additional demands on the manufacturing process. Sales of these new products has increased during the first half of fiscal 2000, resulting in increased pressure on margins for the quarter.

   Disruptions from new process changes and increased order levels are also negatively affecting the short-term gross margins. The Company is currently changing production processes to better leverage its investment in technology, including enterprise management and plant scheduling software. These investments are intended to reduce inventory levels, reduce material handling costs and increase visibility to the Company's cost structure.

   Management expects gross margins will improve from the current quarter's level over the balance of fiscal 2000 as the necessary shifts in manufacturing capabilities are implemented. However, the margins for the full year are not expected to reach prior year levels.

   Selling, general and administrative expenses increased from 24.7% in Q2 1999 to 25.8% in Q2 2000 as a result of the Steelcase Strafor consolidation, the related impact of amortization of intangible assets, and increased reserves for doubtful receivables in Europe. The Company recorded a charge in the amount of $6.0 million ($3.7 million net of tax) related to the valuation of accounts receivable in Europe. Selling, general and administrative expenses remained flat at approximately 25.3% for the first half of fiscal 2000. Excluding the affects of the Steelcase Strafor acquisition and the reserve increase for doubtful receivables SG&A as a percentage of sales has actually decreased slightly compared to the prior year, primarily attributable to cost controlling measures and decreased incentive compensation to management which is linked to growth. Beginning in fiscal 1999, management implemented several spending reduction targets to better align costs with sales growth. Management continues to emphasize these spending controls as the Company strives to meet its fiscal 2003 target of a 14% operating income margin.

   Other income, net of interest expense, decreased $7.7 million and $7.0 million compared to Q2 1999 and the first half of fiscal 1999, respectively, as a result of an increase in investment valuation reserves and interest expense related to the Steelcase Strafor acquisition. The Company recorded a valuation reserve in the amount of $2.8 million ($1.7 million net of tax) to record a permanent impairment on an investment in a "high tech" company.

   Income tax expense for Q2 2000 was 40.9% of income before taxes, as compared to 37.8% for Q2 1999. Income tax expense has increased to 39.0% of income before taxes for the first half of fiscal 2000 versus 38.0% for the first half of fiscal 1999. The increase is a result of higher income tax rates in Europe. Management expects the full year tax rate for fiscal 2000 to be 39% compared to a tax rate of 37% for fiscal 1999..

   Equity in net income from joint ventures and dealer transitions decreased to $0.4 million and $2.7 million for Q2 2000 and the first half of fiscal 2000, respectively, from $2.5 million and $5.8 million for Q2 1999 and the first half of fiscal 1999, respectively, primarily as a result of the acquisition of Steelcase Strafor, which had previously been accounted for under the equity method of accounting.

   For the reasons set forth above, net income decreased 39.1% to $38.2 million in Q2 2000, from $62.7 million in Q2 1999, and decreased 18.7% to $94.9 million for the six months ended August 27, 1999, from $116.7 million for the six months ended August 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Management intends to leverage the significant financial resources available to the Company to fulfill its growth objectives. Cash and capital requirements are primarily met with cash generated from operating activities, which aggregated $81.5 million for the six months ended August 27, 1999. The Company's financial position at August 27, 1999 includes cash and cash equivalents of $23.4 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   The principal change in working capital for the six months ended August 27, 1999 is attributable to the Company's finance subsidiary, Steelcase Financial Services Inc. ("SFSI"). SFSI's asset base continues to grow as SFSI increases its portfolio of leased assets, asset based lending and project financing. SFSI's asset base increased a total of $55 million for the six month period ended August 27, 1999. Additionally, accounts receivable, inventories and prepaid expenses have all slightly increased during the first half of fiscal 2000.

   On April 22, 1999, the Company completed the acquisition of the remaining 50% equity interest in Steelcase Strafor resulting in cash outlays, net of cash acquired, of $178 million. The purchase price and associated transaction costs of $227 million were paid principally from bank financing aggregating $152 million at April 22, 1999, and cash reserves of $75 million. The financing was comprised of a long-term component of $41 million and short-term financing of $111 million. The Company continued to draw down on lines of credit during the quarter resulting in $150.5 million, net of repayments, in short-term financing as of August 27, 1999. Management intends to refinance these short-term borrowings with more cost-effective credit facilities later in the year, and continues to evaluate an optimal capital structure for the Company in light of its long-term growth strategies.

   The Company has secured a credit facility of EUR 200 million to provide liquidity and finance capital expenditures in Europe. The euro facility will serve as a natural hedge against currency translation exposures. As of August 27, 1999, the Company has not drawn any funds against this credit facility. However, on September 3, 1999, the Company secured an advance in the amount of EUR 57.5 million to refinance short-term borrowings.

   Capital expenditures were $62.3 million for the six months ended August 27, 1999, compared to $75.0 million for the six months ended August 28, 1998. The Company continues to invest in corporate and showroom facilities, new product development, SAP implementations, new manufacturing equipment, and a new Corporate Learning and Development Center in Grand Rapids. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment, and facilitate the launch of new services and products. Management anticipates investing $34.0 million on a new wood furniture facility beginning in the second half of fiscal 2000. Management expects capital expenditures to increase in the second half of fiscal 2000 and to total approximately $200 million for the year.

   The Company paid a common stock dividend of $0.22 per share, or $33.8 million, and $0.20 per share, or $30.8 million, during the first half of fiscal 2000 and 1999, respectively. During Q1 1999, eligible employees purchased Class A common shares pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. During the first half of fiscal 2000, the Company repurchased 327,570 Class A common shares for $6.2 million and 771,600 Class B shares for $14.6 million, under a three million share repurchase program authorized by the Board on June 17, 1998. Effective September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

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

   Since 1994, the Company has been selectively replacing business software applications with SAP, a Year 2000 compliant comprehensive information management system. This project is part of a strategic business plan to upgrade the overall capabilities of the Company's business application systems. Costs to date specifically to address Year 2000 issues, separate from SAP implementations, have approximated $14 million. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to exceed an additional $6 million. Further, various individual business units, majority-owned subsidiaries and unconsolidated joint ventures are engaged in the implementation of Year 2000 compliant enterprise software systems.

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

   Contingency and business continuity planning activities have been completed for critical business processes within the Company. The Company believes such planning efforts to be ongoing activities, subject to frequent review throughout the remainder of calendar year 1999.

   The Company presently believes that, upon completion of its current plans for remediation of its business software applications as well as manufacturing and other equipment with embedded technology, Year 2000 issues will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity or capital resources. However, if such planned remediation is not completed in a timely manner, the level of timely compliance by key suppliers, dealers, providers of utilities or governmental services is not sufficient, or if unforeseen circumstances arise, Year 2000 issues could have a material impact on the Company's operations including, but not limited to, delays in shipments of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company believes that its Year 2000 readiness program, including contingency and business continuity plans, should generally reduce the extent of materially adverse effects that Year 2000 related disruptions may have upon the Company.

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

   Steelcase Strafor has created an internal Euro Committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. At this time, Steelcase Strafor is preparing an implementation of unified price lists for dealers. The aim is to have three commercial zones in Europe within the three year transition period but no change is expected in calendar 1999. Steelcase Strafor is adapting and migrating its internal system in order to be euro compliant by the end of calendar 1999. Steelcase Strafor is also assisting and educating its dealers to become euro compliant. Training for employees will begin during the transition period. The transition period is anticipated to resolve difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. Steelcase Strafor sees the primary financial impact of the euro conversion to be potential savings on foreign exchange hedging and commissions. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company as a whole.

SAFE HARBOR PROVISION

   There are certain forward-looking statements under the Results of Operations for the Three and Six Months Ended August 27, 1999 Compared to Three and Six Months Ended August 28, 1998, Liquidity and Capital Resources, Year 2000, and Euro Conversion sections, particularly those with respect to shipment expectations for the third quarter of fiscal 2000, the Company's sales growth and gross margin levels for fiscal 2000, the Company's gross margins for the balance of fiscal 2000, future tax rates, product offerings, liquidity and capital needs, the Company's intent to refinance short term debt, capital expenditures for the second half of fiscal 2000 and full fiscal 2000 and investments, conversion of Class B common shares to Class A common shares, the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues and costs associated with remediating Year 2000 issues, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions, changes in customer order patterns, competitive pricing pressures, the ability to decrease disruptions to the manufacturing process from new products and process changes, the ability to decrease, over time, ramp up costs associated with new products, the ability to refinance short term debt on favorable terms, continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments, the ability to grow new businesses and successfully integrate and operate any acquired businesses, the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues, costs, including claims, due to Year 2000 issues and remediation efforts, the future success of new products and their impact on our manufacturing processes, the impact of the euro conversion, and other risks detailed in the Company's 10-K Report for the year ended February 26, 1999, and its other filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This statement is effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 during the Company's fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

   The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 2000 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than April 2, 2000 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's principal executive offices, 901 44th Street SE, Grand Rapids, MI 49508, by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.

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

                                          Steelcase Inc.

                                               /s/ Alwyn Rougier-Chapman
                                          _____________________________________
                                                  Alwyn Rougier-Chapman
                                             Senior Vice President--Finance,
                                               Chief Financial Officer and
                                           Treasurer (Duly Authorized Officer
                                            and Principal Financial Officer)


Date: October 12, 1999

                                 EXHIBIT INDEX

     DESIGNATION                        DESCRIPTION
     -----------                        -----------
     10.10       Steelcase Inc. Non-Employee Director Deferred
                 Compensation Plan
     27.1        Financial Data Schedule, for the six months ended August
                 27, 1999.