Form 10-Q
period 1999-11-26
STEELCASE INC
filed 2000-01-10
CIK 1050825

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13873

                               ----------------

                                 STEELCASE INC.

                MICHIGAN                               38-0819050
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

 901 44TH STREET GRAND RAPIDS, MICHIGAN                  49508
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of December 31, 1999, the Registrant had outstanding 25,182,185 shares of Class A Common Stock and 127,194,140 shares of Class B Common Stock.

   Exhibit index located on page 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 26, 1999

                                     INDEX

                                                                          PAGE
                                                                           NO.
                                                                          -----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Nine Months Ended November 26, 1999 and November 27, 1998...     3
  Condensed Consolidated Balance Sheets
   As of November 26, 1999 and February 26, 1999.........................     4
  Condensed Consolidated Statements of Cash Flows
   Nine Months Ended November 26, 1999 and November 27, 1998.............     5
  Notes to Condensed Consolidated Financial Statements...................  6-12
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 13-19
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.................................    20
Signatures...............................................................    21
Exhibit Index............................................................    22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                      ---------------------  ------------------
                                      NOV. 26,    NOV. 27,   NOV. 26,  NOV. 27,
                                        1999        1998       1999      1998
                                      ---------   ---------  --------  --------
Net sales...........................   $   881.0   $   687.6 $2,404.7  $2,063.9
Cost of sales.......................       586.7       446.9  1,575.4   1,304.8
                                       ---------   --------- --------  --------
Gross profit........................       294.3       240.7    829.3     759.1
Selling, general and administrative
 expenses...........................       216.0       163.9    601.6     512.2
                                       ---------   --------- --------  --------
Operating income....................        78.3        76.8    227.7     246.9
Interest expense....................        (4.7)        --     (10.9)      --
Other income, net...................         1.3        11.6      9.2      20.3
                                       ---------   --------- --------  --------
Income before provision for income
 taxes and equity in net income
 (loss) of joint ventures and dealer
 transitions........................        74.9        88.4    226.0     267.2
Provision for income taxes..........        29.2        31.0     88.1      98.9
                                       ---------   --------- --------  --------
Income before equity in net income
 (loss) of joint ventures and dealer
 transitions........................        45.7        57.4    137.9     168.3
Equity in net income (loss) of joint
 ventures and dealer transitions....        (0.4)        --       2.3       5.8
                                       ---------   --------- --------  --------
Net income..........................   $    45.3   $    57.4 $  140.2  $  174.1
                                       =========   ========= ========  ========
Earnings per share (basic and
 diluted)...........................   $    0.30   $    0.37 $   0.92  $   1.13
                                       =========   ========= ========  ========
Dividends per share of common
 stock..............................   $    0.11   $    0.10 $   0.33  $   0.30
                                       =========   ========= ========  ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)

                                                         (UNAUDITED)
                                                          NOV. 26 ,   FEB. 26,
                                                            1999        1999
                         ASSETS                          -----------  --------
Current assets:
  Cash and cash equivalents.............................    $   60.4  $   67.5
  Accounts receivable, net..............................       599.2     348.9
  Notes receivable and leased assets....................       183.8     140.4
  Inventories...........................................       177.7      96.5
  Other current assets..................................       100.2      84.1
                                                            --------  --------
        Total current assets............................     1,121.3     737.4
Property and equipment, net.............................       909.8     739.0
Notes receivable and leased assets......................       262.6     209.1
Joint ventures and dealer transitions...................        54.9     210.4
Goodwill and other intangible assets, net...............       416.9      99.6
Other assets............................................       208.4     187.0
                                                            --------  --------
        Total assets....................................    $2,973.9  $2,182.5
                                                            ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................    $  218.9  $  102.1
  Short-term borrowings and current portion of long-term
   debt.................................................       178.4       --
  Accrued expenses:
    Employee compensation...............................       153.7      92.8
    Employee benefit plan obligations...................        77.9      51.8
    Other...............................................       267.6     200.1
                                                            --------  --------
        Total current liabilities.......................       896.5     446.8
                                                            --------  --------
Long-term liabilities:
  Long-term debt........................................       230.1       --
  Employee benefit plan obligations.....................       233.2     222.8
  Other long-term liabilities...........................        49.7      12.9
                                                            --------  --------
        Total long-term liabilities.....................       513.0     235.7
                                                            --------  --------
        Total liabilities...............................     1,409.5     682.5
                                                            --------  --------
Shareholders' equity:
  Common stock..........................................       357.2     379.4
  Accumulated other comprehensive income................       (18.0)    (15.0)
  Retained earnings.....................................     1,225.2   1,135.6
                                                            --------  --------
        Total shareholders' equity......................     1,564.4   1,500.0
                                                            --------  --------
        Total liabilities and shareholders' equity......    $2,973.9  $2,182.5
                                                            ========  ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                               ------------------
                                                               NOV. 26,  NOV. 27,
                                                                 1999      1998
                                                               --------  --------
OPERATING ACTIVITIES
  Net income.................................................. $ 140.2   $ 174.1
  Depreciation and amortization...............................   100.3      75.9
  Changes in current assets and liabilities, net of corporate
   acquisitions...............................................  (113.9)     11.8
  Other, net..................................................    18.2      23.4
                                                               -------   -------
    Net cash provided by operating activities.................   144.8     285.2
                                                               -------   -------
INVESTING ACTIVITIES
  Capital expenditures........................................  (113.1)   (138.3)
  Corporate acquisitions, net of cash acquired................  (206.3)      --
  Other, net..................................................   (15.0)    (13.5)
                                                               -------   -------
    Net cash used in investing activities.....................  (334.4)   (151.8)
                                                               -------   -------
FINANCING ACTIVITIES
  Proceeds from issuance of debt..............................   281.1       --
  Repayments of debt..........................................   (75.2)      --
  Short-term borrowings, net..................................    49.4       --
  Common stock issuance.......................................     --       24.8
  Common stock repurchase.....................................   (22.2)    (15.0)
  Dividends paid..............................................   (50.6)    (46.2)
                                                               -------   -------
    Net cash provided by (used in) financing activities.......   182.5     (36.4)
                                                               -------   -------
    Net increase (decrease) in cash and cash equivalents......    (7.1)     97.0
      Cash and cash equivalents, beginning of period..........    67.5     103.1
                                                               -------   -------
      Cash and cash equivalents, end of period................ $  60.4   $ 200.1
                                                               =======   =======


     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 26, 1999 ("10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

   The November 26, 1999 condensed consolidated financial statements include the accounts and balances of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"), which became a wholly-owned subsidiary of the Company effective March 31, 1999. Additionally, the results of operations of Steelcase Strafor from April 1, 1999 through September 30, 1999 have been consolidated with the Company's results of operations. However, due to the effective date of the acquisition, and the fact that the Company accounts for Steelcase Strafor on a two-month lag, the results of operations of Steelcase Strafor for the three months ended March 31, 1999 have not been consolidated with the Company's results of operations. The Company's 50% equity in net income of Steelcase Strafor for the three months ended March 31, 1999 and for the nine months ended November 27, 1998 is included in equity in net income of joint ventures and dealer transitions in the accompanying condensed consolidated statements of income.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries. During the normal course of business, the Company may obtain equity interests in dealers which the Company intends to resell as soon as practicable ("dealer transitions"). The financial statements for majority-owned dealer transitions for which no specific transition plan has been adopted or is in the process of being adopted at the acquisition date are consolidated with the Company's financial statements. Majority-owned dealer transitions with a transition plan that has been adopted or is in the process of being adopted at the acquisition date are accounted for under the equity method of accounting and included in joint ventures and dealer transitions in the accompanying consolidated balance sheet at the Company's equity in the net assets of those entities, principally based on audited financial statements for each applicable year.

   All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of shareholder's equity. Gains and losses resulting from the exchange rate fluctuations on transactions denominated in currencies other than the functional currency are not material.

                                STEELCASE INC.

EARNINGS PER SHARE

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):


                                              THREE MONTHS      NINE MONTHS
                                                  ENDED            ENDED
                                            ----------------- -----------------
                                                               NOV.
                                            NOV. 26, NOV. 27,   26,    NOV. 27,
                                              1999     1998    1999      1998
                                            -------- -------- -------  --------
   NUMERATOR:
   Net income numerator for both basic and
    diluted EPS...........................   $ 45.3   $ 57.4  $ 140.2   $174.1
                                            =======  =======  =======  =======
   DENOMINATORS:
   Denominator for basic EPS-Weighted
    average
    common shares outstanding.............    152.5    153.9    153.0    153.8
   Potentially dilutive shares resulting
    from stock options....................      --       --       0.1      --
                                            -------  -------  -------  -------
   Denominator for diluted EPS............    152.5    153.9    153.1    153.8
                                            =======  =======  =======  =======

COMPREHENSIVE INCOME

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                             THREE MONTHS       NINE MONTHS
                                                 ENDED             ENDED
                                           ----------------- -----------------
                                           NOV. 26, NOV. 27, NOV. 26, NOV. 27,
                                             1999     1998     1999     1998
                                           -------- -------- -------- --------
   Net income.............................  $45.3    $57.4    $140.2   $174.1
   Other comprehensive income:
     Foreign currency translation
      adjustments.........................    8.1     11.3      (8.2)     2.7
     Unrealized gain (loss) on
      investments.........................    3.5      0.3       5.5     (0.3)
     Minimum pension liabilities..........    --       --       (0.3)     --
                                            -----    -----    ------   ------
   Comprehensive income...................  $56.9    $69.0    $137.2   $176.5
                                            =====    =====    ======   ======

                                STEELCASE INC.

INVENTORIES

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method.

   Inventories consist of (in millions):

                                                               NOV. 26, FEB. 26,
                                                                 1999     1999
                                                               -------- --------
   Finished goods.............................................  $ 90.6   $40.9
   Work in process............................................    37.1    32.3
   Raw materials..............................................    97.5    70.8
                                                                ------   -----
                                                                 225.2   144.0
   LIFO reserve...............................................   (47.5)  (47.5)
                                                                ------   -----
                                                                $177.7   $96.5
                                                                ======   =====

   At November 26, 1999, inventories determined by the LIFO inventory method amounted to $162.7 million, or approximately 72% of the Company's inventories.

ACQUISITIONS

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

   As a result of this acquisition, which was accounted for under the purchase method of accounting, Steelcase Strafor is now wholly-owned by the Company. Accordingly, the November 26, 1999 condensed consolidated balance sheet includes the accounts and balances of Steelcase Strafor. Additionally, the results of operations of Steelcase Strafor from April 1, 1999 through September 30, 1999 have been consolidated with the Company's results of operations.

   Management currently estimates that the excess of the aggregate cost of the Steelcase Strafor acquisition over the historical book value of the net assets acquired will be allocated and amortized as follows (in millions):

                                              AMORTIZATION           ANNUAL
                                                 PERIOD    AMOUNT AMORTIZATION
                                              ------------ ------ ------------
   Estimated fair value adjustment of
    property, plant
    and equipment............................ 10 years     $25.0      $2.5
   Estimated intangible assets, including     15 years to
    patents, trade-marks and other            40 years
    identifiable intangible assets and
    goodwill.................................              $95.1      $3.7

                                STEELCASE INC.

   The following unaudited pro forma data summarizes the combined results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of the nine month period ended November 27, 1998, and includes the effect of purchase accounting adjustments that are based upon preliminary information and certain management estimates which are subject to revision in future periods based on additional information, such as final appraisals. In addition, the Steelcase Strafor results of operations include the pro forma effects of the acquisition of Werndl, a business acquired by Steelcase Strafor on December 16, 1998. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies.

                                             THREE MONTHS       NINE MONTHS
                                                 ENDED             ENDED
                                           ----------------- -----------------
                                           NOV. 26, NOV. 27, NOV. 26, NOV. 27,
                                             1999     1998     1999     1998
                                           -------- -------- -------- --------
   Results of Operations (in millions):
     Revenues.............................  $881.0   $822.1  $2,553.0 $2,490.8
     Gross profit.........................   294.3    280.7     877.1    891.7
     Operating income.....................    78.3     78.6     236.6    274.6
     Net income...........................    45.3     53.8     138.2    168.5

   Effective August 31, 1999, the Company acquired an 89% equity interest in a significant dealer located in the Northeast United States, for $33.7 million. The Company considers this transaction to be a dealer transition. However, because no transition plan had been adopted or was in the process of being adopted on the acquisition date, the transaction was accounted for under the purchase method of accounting. Accordingly, this dealer's results of operations subsequent to August 31, 1999 have been consolidated with the Company's results of operations. The transaction was completed for $24.0 million in cash and $9.7 million in a note payable, and resulted in the Company recording an intangible asset of $29.7 million for the excess of the purchase price over the estimated fair value of the net assets acquired, which is being amortized over 15 years.

   Effective September 4, 1999, the Company purchased the remaining 50% equity interest of Clestra Hauserman, Inc. ("Clestra") for $6.4 million. Clestra, based in Solon, Ohio, designs, manufactures, installs and services moveable and demountable steel walls for office interiors. The transaction, which was completed for $5.2 million in cash and $1.2 million in settlement of a note receivable, was accounted for under the purchase method of accounting. As a result, the Company reduced long term assets by $8.1 million for the excess of the estimated fair value of the net assets acquired over the purchase price, and the results of operations of Clestra subsequent to September 4, 1999 have been consolidated with the Company's results of operations. The Company's 50% equity interest in the net loss of Clestra through September 4, 1999 is included in equity in net income of joint ventures and dealer transitions in the accompanying condensed consolidated statements of income.

                                STEELCASE INC.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                   INTEREST RATE             NOV. 26, FEB. 26,
                                   AVERAGE/RANGE   MATURITY    1999     1999
                                   -------------  ---------- -------- --------
U.S. dollar obligations:
  Revolving credit facilities
   (1)............................         5.75%        2000  $ 22.7   $ --
  Notes payable (2)............... 7.00% --7.87%  2000--2006    63.7     --
  Lease receivables transfer
   facility (3)...................         6.69%  2000--2006   150.9     --
  Other...........................                               2.3     --
                                                              ------   -----
                                                               239.6     --
Foreign currency obligations:
  Revolving credit facilities
   (4)............................         2.88%  2000--2004   132.1     --
  Notes payable (5)............... 2.38% --7.80%  2000--2011    36.3     --
  Other...........................                               0.5     --
                                                              ------   -----
                                                               168.9     --
                                                              ------   -----
Total short-term borrowings and
 long-term debt...................                             408.5     --
Short-term borrowings and current
 portion
 of long-term debt................                             178.4     --
                                                              ------   -----
Long-term debt....................                            $230.1   $ --
                                                              ======   =====

--------

(1) In April 1999, the Company established a 364-day unsecured committed revolving credit facility with various financial institutions under which it may borrow up to $200.0 million. Borrowings under the facility mature at various dates throughout the year depending on the borrowing terms, which range from one to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings, which is due no later than the maturity of such borrowings, is based on LIBOR or a floating base rate, as selected by the Company, in each case plus a margin for the applicable borrowing term. The agreement which, subject to certain conditions, may be renewed annually for additional 364-day periods, contains certain covenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

    Additionally, the Company has entered into agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $70.0 million at variable interest rates determined by agreement at the time of borrowing. These agreements expire within one year and subject to certain conditions may be renewed annually.

(2) Notes payable represents various amounts payable to banks and others. Certain agreements contain convenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio. Approximately $12.9 million of notes payable are collateralized by lease receivables, including the leased assets.

(3) In October 1999, the Company established a $200 million committed lease receivables transfer facility under which it has the right, subject to certain conditions, to receive advances against the transfer of certain lease receivables. The advances are funded either by a bank sponsored conduit vehicle via the issuance of commercial paper or by committed financial institutions. Borrowings under the facility are repaid from the cash flow of specified lease receivables related to Company's leasing portfolio. The facility may be renewed annually, and advances on the facility are due monthly over the next seven years with principal payments determined based upon the related underlying leases. An initial advance of

                                STEELCASE INC.

    $154.9 million was funded on October 20, 1999. Interest on the facility is based on the floating commercial paper rate or LIBOR plus a margin (an effective rate of 5.86% at November 26, 1999). Lease payments on the underlying lease receivables are based upon fixed interest rates. Therefore, to hedge the exposure to changes in interest rates, the Company entered into an interest rate swap that effectively provides a 6.69% fixed rate for the initial advance.

(4) In August 1999, the Company established an unsecured committed multi-currency revolving credit facility with various financial institutions under which it may borrow up to Euro ("EUR") 200.0 million or its equivalent in optional currencies. The agreement is comprised of two tranches; tranche A is a EUR 75.0 million, 364 day revolving facility and tranche B is a EUR 125.0 million five year term facility. Tranche A facility borrowings, which amounted to $29.4 million at November 26, 1999, mature at various dates throughout the year depending on the borrowing terms. Subject to certain conditions, the tranche A facility may be renewed annually for additional 364 day periods. Tranche B facility borrowings, which amounted to $68.4 million at November 26, 1999, effectively mature at the end of the facility term. Interest on each borrowing, which is due no later than the maturity of such borrowing, is based on EURIBOR, LIBOR or a floating base rate as selected by the Company, in each case, plus a margin for the applicable borrowing term. The agreement contains certain covenants, which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

    Additionally, the Company has entered into agreements with certain foreign financial institutions which provide for foreign borrowings on unsecured non-committed short-term credit facilities approximating $125.0 million, with interest rates determined by agreement at the time of borrowing. Borrowings on these agreements, which mature within one year and subject to certain conditions may be renewed annually, amounted to $34.3 million at November 26, 1999.

(5) Notes payable represents foreign capitalized lease obligations, collateralized by the underlying leased assets, and various other foreign third party notes payable.

   Annual maturities on short-term borrowings and long-term debt for the next five years subsequent to Nov. 26, 1999 are as follows (in millions):

   2000.................................................................. $178.4
   2001..................................................................   67.2
   2002..................................................................   46.9
   2003..................................................................   12.6
   2004..................................................................   80.3
   Thereafter............................................................   23.1
                                                                          ------
                                                                          $408.5
                                                                          ======

COMMON STOCK REPURCHASE PROGRAM

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. On September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares. During the third quarter of fiscal 2000 ("Q3 2000"), the Company repurchased 107,400 Class B common shares at a cost of $1.4 million. As of November 26, 1999, total repurchases amounted to $37.2 million, 3,999,130 shares remain available for repurchase under the programs, and the Company has outstanding commitments to repurchase 250,600 of those remaining shares.

                                STEELCASE INC.

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

   The Company evaluates performance and allocates resources based on net income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 10-K Report. Management views interest income, interest expense, and certain other non-operating xcosts as being associated with the office furniture segment since this segment is the Company's primary activity and accounts for the majority of the Company's net sales, assets and net income.

CONTINGENCY

   As described in the Company's 10-K Report, the Company's warranty policy offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. In accordance with this warranty policy, the Company recorded an accrual of $5.0 million in cost of sales, $3.1 million on an after-tax basis, in Q3 2000 for costs associated with the implementation of several aesthetic, performance and quality improvements related to the new Pathways portfolio of products. Management anticipates that the Company will likely incur an additional $2.0 to $4.0 million after-tax charge in the fourth quarter of fiscal 2000 ("Q4 2000") for continuing the aforementioned improvements.

   Additionally Management anticipates that the Company will likely incur a one-time charge during Q4 2000 to cover the costs of product improvements to the architectural elements of Pathways to address some ambiguities embedded in various model building codes which may be adopted locally and applied to some of the Pathways portfolio. The enhancements will also address inconsistencies between the model building codes and existing furniture based standards, particularly with respect to the various methods of testing under each. Although final costs are being determined, the Company estimates that the material and installation costs of the product improvements could range from $8.0 million to $12.0 million after-tax. The modifications will be offered to all existing Pathway's customers for installation at their site at the Company's expense over the coming months.

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

RESULTS OF OPERATIONS

   The following table sets forth condensed consolidated statement of income data for the three and nine month periods ended November 26, 1999 and November 27, 1998.

                           THREE MONTHS
                               ENDED       PERCENTAGE NINE MONTHS ENDED PERCENTAGE
                         -----------------   CHANGE   -----------------   CHANGE
                         NOV. 26, NOV. 27, INCREASE/  NOV. 26, NOV. 27, INCREASE/
                           1999     1998   (DECREASE)   1999     1998   (DECREASE)
                         -------- -------- ---------- -------- -------- ----------
Net sales...............  100.0%   100.0%     28.1%    100.0%   100.0%     16.5%
Cost of sales...........   66.6     65.0      31.3%     65.5     63.2      20.7%
                          -----    -----               -----    -----
Gross profit............   33.4     35.0      22.3%     34.5     36.8       9.2%
Selling, general and
 administrative
 expenses...............   24.5     23.8      31.8%     25.0     24.8      17.5%
                          -----    -----               -----    -----
Operating income........    8.9     11.2       2.0%      9.5     12.0      (7.8)%
Interest expense........   (0.5)     --        n/m      (0.5)     --        n/m
Other income, net.......    0.1      1.7     (88.8)%     0.4      0.9     (54.7)%
                          -----    -----               -----    -----
Income before provision
 for income taxes and
 equity in net income
 (loss) of joint
 ventures and dealer
 transitions............    8.5     12.9     (15.3)%     9.4     12.9     (15.4)%
Provision for income
 taxes..................    3.3      4.5      (5.8)%     3.7      4.8     (10.9)%
                          -----    -----               -----    -----
Income before equity in
 net income (loss) of
 joint ventures and
 dealer transitions.....    5.2      8.4     (20.4)%     5.7      8.1     (18.1)%
Equity in net income
 (loss) of joint
 ventures and dealer
 transitions............   (0.1)     --        n/m       0.1      0.3     (60.3)%
                          -----    -----               -----    -----
Net income..............    5.1%     8.4%    (21.1)%     5.8%     8.4%    (19.5)%
                          =====    =====               =====    =====

--------
n/m = not meaningful

OVERVIEW

   Consolidated net sales of $881.0 million for the third quarter of fiscal 2000 ("Q3 2000") increased 28.1% as compared to the third quarter of fiscal 1999 ("Q3 1999"), primarily attributable to the impact of the acquisition of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor") and other domestic acquisitions. This is the second quarter that the Company is presenting consolidated results of operations including Steelcase Strafor's results of operations since the date of acquisition.

   The Company completed and announced the acquisition of the remaining 50% equity interest in Steelcase Strafor on April 22, 1999. The acquisition was effective as of March 31, 1999 and has been accounted for pursuant to the purchase method of accounting in the accompanying condensed consolidated financial statements as of November 26, 1999. The Company accounts for the results of operations of Steelcase Strafor on a two month lag.

   The Company posted an earnings decrease of 21.1% for Q3 2000, with net income of $45.3 million and basic and diluted earnings per share of $0.30, compared to net income of $57.4 million and basic and diluted earnings per share of $0.37 in the prior year's third quarter. The decrease in profitability is primarily attributable to the one-time positive impact of tax litigation in Q3 1999 and the following factors, some of which represent a continuation of the factors affecting the Company's Q2 2000 earnings:

  . Continued competitive pricing pressures.

  . Disruptions to the manufacturing process from new product introductions and ramp-up costs, increased order levels and process changes.

  . Margin pressures from the mix of new products, which typically have initial lower margins.

  . Amortization of intangibles relating to the acquisition of the remaining 50% equity interest in Steelcase Strafor.

  . Acquisition financing costs and interest expense arising from credit facilities used to fund the acquisition of the remaining 50% equity interest in Steelcase Strafor.

  . Costs associated with the implementation of several aesthetic, performance and quality improvements related to Pathways.

   As noted above, Q3 1999 net income reflects the impact of the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these matters allowed the Company to reduce its expected effective tax rate for 1999 to 37.0%, and record interest income of $5.8 million. These matters increased Q3 1999 consolidated net income by $6.2 million, or $0.04 per share.

THREE AND NINE MONTHS ENDED NOVEMBER 26, 1999 COMPARED TO THREE AND NINE MONTHS ENDED NOVEMBER 27, 1998

   The following table sets forth comparative sales information by segment (in millions):

                            THREE MONTHS                  NINE MONTHS
                                ENDED       PERCENTAGE       ENDED       PERCENTAGE
                          -----------------   CHANGE   -----------------   CHANGE
                          NOV. 26, NOV. 27, INCREASE/  NOV. 26, NOV. 27, INCREASE/
                            1999     1998   (DECREASE)   1999     1998   (DECREASE)
                          -------- -------- ---------- -------- -------- ----------
NET SALES
Office furniture--U.S.
 only...................   $645.8   $599.7      7.7%   $1,863.3 $1,803.7     3.3%
Office furniture--
 Europe(1)..............    148.5      --       n/m       284.7      --      n/m
Office furniture--
 International
 (excluding Europe) &
 Canada.................     53.0     61.5    (13.8)%     151.3    167.0    (9.4)%
Services & other
 businesses.............     33.7     26.4     27.7%      105.4     93.2    13.1%
                           ------   ------             -------- --------
Consolidated net sales..   $881.0   $687.6     28.1%   $2,404.7 $2,063.9    16.5%
                           ======   ======             ======== ========

--------
n/m = not meaningful
(1) Steelcase Strafor recorded net sales of $148.5 million in Q3 2000, an increase of 31.8% over third quarter fiscal 1999 net sales of $112.7 million. Steelcase Strafor fiscal 1999 net sales have been adjusted from amounts previously reported in order to conform the classification of certain sales deductions and other charges with those reflected in the Company's condensed consolidated financial statements.

   Steelcase Inc. posted record net sales, increasing 28.1% and 16.5% over the comparable prior year three and nine month periods, primarily attributable to the Steelcase Strafor acquisition. Excluding the effects of the Steelcase Strafor acquisition, Q3 2000 consolidated net sales increased 6.5% as a result of domestic acquisitions and strong new product sales, partially offset by decreases in the non-European international office furniture businesses.

   The Company's U.S. office furniture net sales increased 7.7% for Q3 2000, principally as a result of domestic acquisitions, strong performance of the Company's new products, and strong net sales growth for the quarter in the Company's Design Partnership , Wood, and Revest operations, as a group. Q3 2000 net sales for the Company's Steel furniture operations, which are the Company's largest business unit and represent approximately 70% of annualized U.S. revenues, remained flat compared to Q3 1999.

   Domestic acquisitions accounted for approximately two-thirds of the Company's U.S. office furniture sales growth for Q3 2000. Excluding all acquisitions, U.S. net sales increased 2.5%. On September 4, 1999, the Company acquired the remaining 50% interest in Clestra Hauserman Inc. and accordingly, has consolidated its results of operations during this quarter. Clestra Hauserman is a leading provider of steel moveable walls and partitions in North America. This acquisition expands the Company's Pathways portfolio of architectural product options. Additionally, effective August 31, 1999, the Company acquired a majority interest in a significant dealer located in the Northeast United States. This acquisition is intended to secure the opportunity for a smooth ownership transition in a key geographical area and does not represent a change in philosophy regarding independent ownership of the dealer network. The Company had not adopted nor was in the process of adopting a transition plan with respect to this dealer on the acquisition date, and therefore the results of operations the dealer have been consolidated with the Company's results of operations according to the Company's consolidation guidelines. Finally, the impact of the J. M. Lynne acquisition, which was consummated in Q4 1999, has also contributed to the current period sales growth.

   The Business and Institutional Furniture Manufacturers' Association reported a revised sales growth forecast of (1.0)% to 0.0% for calendar year 1999. Management estimates that the Company will experience modest sales growth for the fiscal year, excluding the effects of the Steelcase Strafor acquisition.

   Steelcase Strafor net sales for the three month period ended September 30, 1999 increased 31.8%, primarily attributable to the acquisition of Werndl BuroMobeL ("Werndl") in December 1998. Steelcase Strafor net sales excluding the Werndl acquisition increased 7.2% versus the prior year third quarter due to a reduction in the backlog of sales in France and the United Kingdom offset by the negative impact of the Euro exchange rate versus the United States dollar. In Q2 2000, a fire in a manufacturing facility in the United Kingdom and the effects of a seven-day strike in May at the Strasbourg facility caused an increase in backlog which returned to normal levels this quarter. Additionally, net sales were also impacted by increased volume in most other countries, particularly Spain, Italy and the Netherlands.

   The Company's international net sales, excluding Europe, decreased 13.8% for Q3 2000 primarily as a result of continued softness in demand, particularly in South America, Canada, and Australia, coupled with the adverse impact of currency devaluation in Brazil.

   The Q3 2000 gross margin of 33.4% reflected a decrease of 1.6 percentage points from the 35.0% Q3 1999 gross margin. The decreases of 1.6 and 2.3 gross profit percentage points for Q3 2000 and the nine months ended November 26, 1999, respectively, were driven by several factors. First, they were impacted by competitive pricing pressures on gross margins in the steel furniture operations. Management believes the competitive pricing situation is primarily a result of excess capacity in the industry and low industry growth rates projected for the current calendar year. Second, margins were also impacted by disruptions to the manufacturing process from new product ramp-up, increased order levels and process changes. New products such as the Answer(R) system, the expanded Pathways(R) portfolio of products, and the Leap(TM) chair have placed additional demands on the manufacturing process resulting in increased manufacturing costs. Sales of these new products have increased during the first nine months of fiscal 2000, resulting in increased pressure on margins. Disruptions from new process changes and increased order levels are also negatively affecting the short-term gross margins. The Company is currently changing production processes to better leverage its investment in technology, including enterprise management and plant scheduling software. These investments are intended to reduce inventory levels, reduce material handling costs and increase visibility to the Company's cost structure.

   Third, as described in the Company's 10-K Report, the Company's warranty policy offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. In accordance with this warranty policy, the Company recorded an accrual of $5.0 million in cost of sales, $3.1 million on an after-tax basis, in Q3 2000 for costs associated with the implementation of several aesthetic, performance and quality improvements related to the new Pathways portfolio of products. Management anticipates that the Company will likely incur an additional $2.0 to $4.0 million after-tax charge in the fourth quarter of fiscal 2000 ("Q4 2000") for continuing the aforementioned improvements. Finally, margins were impacted by historically lower gross margins from Steelcase Strafor. These negative factors were offset by decreased incentive compensation, which is linked to profitability.

   Management expects gross margin levels to continue to trail fiscal 1999 levels in Q4 2000 and throughout the next fiscal year due to pricing pressures, manufacturing issues related to new products as discussed above, and the impact of historically lower gross margins from Steelcase Strafor. Additionally, Management anticipates that the Company will likely incur a one-time charge during Q4 2000 to cover the costs of product improvements to the architectural elements of Pathways to address some ambiguities embedded in various model building codes which may be adopted locally and applied to some of the Pathways portfolio. The enhancements will also address inconsistencies between the model building codes and existing furniture based standards, particularly with respect to the various methods of testing under each. Although final costs are being determined, the Company estimates that the material and installation costs of the product improvements could range from $8.0 million to $12.0 million after-tax. The modifications will be offered to all existing Pathway's customers for installation at their site at the Company's expense over the coming months.

   Selling, general and administrative expenses, as a percentage of sales, increased from 23.8% in Q3 1999 to 24.5% in Q3 2000 as a result of the Steelcase Strafor consolidation, and the related impact of amortization of intangible assets. Selling, general and administrative expenses, as a percentage of sales, increased from 24.8% in the first nine months of fiscal 1999 to 25.0% for the first nine months of fiscal 2000. Furthermore, during Q2 2000, the Company recorded a charge in the amount of $6.0 million ($3.7 million net of tax) related to the valuation of accounts receivable in Europe. Excluding the effects of the Steelcase Strafor acquisition and the reserve increase for doubtful European receivables, SG&A as a percentage of sales has decreased slightly compared to the prior year. This decrease is primarily attributable to cost controlling measures and decreased incentive compensation to management which is linked to growth.

   Other income, net of interest expense, decreased $15.0 million and $22.0 million compared to Q3 1999 and the first nine months of fiscal 1999, respectively, as a result of one-time interest income aggregating $5.8 million in Q3 1999 related to the tax settlement previously noted and increased interest expense and decreased interest income resulting from the Steelcase Strafor acquisition. Additionally, in Q2 2000 the Company recorded a valuation reserve in the amount of $2.8 million ($1.7 million net of tax) to record a permanent impairment on an investment in a "high tech" company.

   Income tax expense for both Q3 2000 and the first nine months of fiscal 2000 was 39.0% of income before taxes, as compared to 35.1% and 37.0% for Q3 1999 and the first nine months of fiscal 1999, respectively. Income tax expense has increased to 39.0% of income before taxes as a result of the impact on the current year of higher income tax rates in Europe and the favorable resolution of income tax matters in the prior year as discussed above. Management expects the full year tax rate for fiscal 2000 to be 39.0% compared to a tax rate of 37.0% for fiscal 1999.

   Equity in net income from joint ventures and dealer transitions decreased to $(0.4) million and $2.3 million for Q3 2000 and the first nine months of fiscal 2000, respectively, from $0.0 million and $5.8 million for Q3 1999 and the first nine months of fiscal 1999, respectively, primarily as a result of the acquisition of Steelcase Strafor, which had previously been accounted for under the equity method of accounting.

   For the reasons set forth above, net income decreased 21.1% to $45.3 million in Q3 2000, from $57.4 million in Q3 1999, and decreased 19.5% to $140.2 million for the nine months ended November 26, 1999, from $174.1 million for the nine months ended November 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and working capital requirements are primarily met with cash generated from operating activities, which aggregated $144.8 million for the nine months ended November 26, 1999. The Company's financial position at November 26, 1999 includes cash and cash equivalents of $60.4 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   Management intends to leverage the significant financial resources available to the Company to meet its growth objectives. During fiscal 2000, the Company has obtained long-term debt financing from bank syndicates in Europe and the United States. Total debt at November 26, 1999 aggregated $408.5 million, which was approximately 21% of total capitalization (stockholders' equity and debt).

   The principal change in working capital, net of acquisitions, for the nine months ended November 26, 1999 is attributable to the Company's finance subsidiary, Steelcase Financial Services Inc. ("SFSI"). SFSI's asset base continues to grow as SFSI increases its investment in leased assets. SFSI's asset base increased a total of $98.1 million for the nine month period ended November 26, 1999. Additionally, accounts receivable, inventories and prepaid expenses have all increased during the first nine months of fiscal 2000, primarily attributable to the effects of the Steelcase Strafor acquisition and other domestic acquisitions.

   Capital expenditures were $113.1 million for the nine months ended November 26, 1999, compared to $138.3 million for the nine months ended November 27, 1998. In Q3 1999, the company purchased two facilities in the San Francisco Bay area for $26 million. One building was acquired to relieve production constraints and the other to house the west coast Work Life Center. The Company continues to invest in corporate and showroom facilities, new product development, SAP implementations, new manufacturing equipment, and a new Corporate Learning and Development Center in Grand Rapids. Management anticipates investing $34.0 million on a new wood furniture facility beginning Q4 2000. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment, and facilitate the launch of new services and products. Management expects capital expenditures to increase significantly in the fourth quarter of fiscal 2000 and to total approximately $165 million for the year.

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

   Management continues to evaluate an optimal capital structure for the Company in light of its long-term growth strategies. In Q3 2000, the Company established a $200 million lease receivables transfer facility and effectively replaced the above mentioned short-term financing with borrowings on this facility. The facility is renewable annually, with borrowings on the facility maturing in accordance with the underlying leases.

   Additionally, the Company has an unsecured, committed credit facility of EUR 200 million from bank syndicates in Europe to provide liquidity and finance capital expenditures for its European operations. The agreement is comprised of two tranches: tranche A is a EUR 75.0 million, 364 day revolving facility, and tranche B is a EUR 125.0 million, five year term facility. The euro facility will serve as a natural hedge against currency translation exposures. During Q3 2000, the Company secured borrowings of approximately $29.4 million and $68.4 million on tranche A and tranche B, respectively, primarily for the long term refinancing of a short term payable to Strafor Facom S.A..

   The Company paid a common stock dividend of $0.33 per share, or $50.6 million, and $0.30 per share, or $46.2 million, during the first nine months of fiscal 2000 and 1999, respectively. During Q1 1999, eligible employees purchased Class A common shares pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. During the first nine months of fiscal 2000, the Company repurchased 327,570 Class A common shares for $6.2 million and 879,000 Class B shares for $16.0 million, under a three million share repurchase program authorized by the Board on June 17, 1998. Effective September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares. Management anticipates that the stock repurchase program will not reduce the Company's tradeable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

YEAR 2000

   Beginning in 1994, the Company actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results as a result of Year 2000 date processing ("Year 2000 issues"), issues affecting Steelcase Inc. and most other companies. Prior to December 31, 1999, the Company completed the modification or replacement of all critical business applications, technical infrastructure components and manufacturing equipment, as well as contingency and business continuity planning activities for critical business processes within the Company.

   As of this filing, all the Company's individual business units, majority-owned subsidiaries and unconsolidated joint ventures are reporting an overall state of normal business operations. Additionally, key suppliers and dealers are reporting normal business operations as well. There have been no Year 2000 issues reported or discovered that would be expected to have a material impact on the Company's operations or future results of operations.

   However, if Year 2000 issues develop subsequent to the date of this filing among key suppliers and dealers, providers of utilities or governmental services, or if unforeseen circumstances arise, such issues could have a material impact on the Company's operations including, but not limited to, delays in shipments of products resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company believes, however, that its Year 2000 readiness program, including contingency and business continuity plans, has been and will continue to be successful, and therefore, the extent of the impact that any externally generated Year 2000 issues will have on the Company's operations will continue to be minimal.

   Management views the process of assessing and remediating Year 2000 issues as an on-going effort which will require continued focus, testing and verification throughout calendar year 2000. Costs incurred through the date of this filing specifically to address Year 2000 issues approximated $16 million. Future costs anticipated to remedy Year 2000 issues have been budgeted and are not expected to exceed an additional $2 million.

EURO CONVERSION

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase Strafor. Steelcase Strafor has created an internal Euro Committee, a pan-European multifunctional team whose goal is to determine the impact of this currency change on products, markets, and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company as a whole.

SAFE HARBOR PROVISION

   There are certain forward-looking statements under the Contingency, Results of Operations for the Three and Nine Months Ended November 26, 1999 Compared to Three and Nine Months Ended November 27, 1998, Liquidity and Capital Resources, Year 2000, Euro Conversion, and Recently Issued Accounting Standards sections, particularly those with respect to the amount of warranty reserve and one time after-tax charges to be taken in the fourth quarter, including the material and installation costs of product improvements, gross margin levels trailing fiscal 1999 levels in Q4 and throughout the next fiscal year, the Company's sales growth for fiscal 2000, future tax rates, product offerings, liquidity and capital needs, capital expenditures and investments for Q4 of fiscal 2000, conversion of Class B common shares to Class A common shares, the expected ability of and costs to the Company and its key dealers and suppliers to successfully manage Year 2000 issues, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions domestically and internationally, changes in customer order patterns, competitive pricing pressures, the ability to decrease disruptions to the manufacturing process from new product introductions, increased order levels and product mix and process changes, the ability to decrease, over time, ramp up costs associated with new products, continued success in technological advances, including development and implementation of new processes and strategic products for specific market segments, the ability to grow new businesses and successfully integrate and operate any acquired businesses, the impact on the Company' business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues, costs, including claims, due to Year 2000 issues and remediation efforts, the future success of new products and their impact on our manufacturing processes, the impact of the euro conversion, and other risks detailed in the Company's 10-K Report for the year ended February 26, 1999, and its other filings with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 makes this statement effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 during the Company's fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 1. EXHIBITS

   See Exhibit Index

 2. REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the three months ended November 26, 1999.

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

Date: January 10, 2000

                                 EXHIBIT INDEX

 DESIGNATION                           DESCRIPTION
 -----------                           -----------
 10.11       Steelcase Inc. Deferred Compensation Plan
             Financial Data Schedule, for the nine months ended November 26,
 27.1        1999.