Form 10-K
period 2000-02-25
STEELCASE INC
filed 2000-05-25
CIK 1050825

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

                  For the fiscal year ended February 25, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 1, 2000, the registrant had outstanding 30,256,620 shares of Class A Common Stock and 120,730,205 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $272,315,225 computed by reference to the closing price of the Class A Common Stock on that date as reported by the New York Stock Exchange. Although there is no quoted market for registrant's Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on May 1, 2000, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates on that date was $617,256,397.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business:

General

  Steelcase Inc. (the "Company" or "Steelcase") is the world's largest designer and manufacturer of products used to create high-performance work environments. Founded in Grand Rapids, Michigan in 1912, Steelcase helps individuals, and the organizations that employ them, around the world to work more effectively. The Company has led the office furniture industry in sales every year since 1974. Its product portfolio includes furniture systems, seating, storage, desks, casegoods, interior architectural products, technology products and related products and services. Fiscal 2000 worldwide net sales, including unconsolidated joint ventures, were $3.46 billion. Steelcase, including its subsidiaries and joint ventures, has dealers in approximately 800 locations, manufacturing operations in over 35 locations and approximately 20,900 employees around the world.

  Previously, the Company reported two geographic furniture segments--the United States and International/ Canada; along with Services and Other Businesses, which will continue to be reported separately. Due to the acquisition of the remaining 50% equity interest in Steelcase Strafor S.A. ("Steelcase Strafor"), the Company has realigned under two different geographic furniture segments--North America and International. For comparative purposes, prior year information shown has been restated to reflect the new geographic segmentation of the Company.

  Certain information with regard to the Company's operations in geographic markets is contained elsewhere herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements. See Note 19 to the Consolidated Financial Statements regarding the April 22, 1999 acquisition by the Company of the remaining 50% equity interest in the joint venture from Strafor Facom S.A.

Products and Services

  Steelcase provides a broad range of office furniture, related workplace products and comprehensive support services to its customers on a project basis and through ongoing contractual relationships. The Company distributes its products through a worldwide network of independent dealers in approximately 800 locations, including approximately 400 in North America, 340 in Europe and 60 throughout the rest of the world. Each dealership has its own sales force which is supported by the Company's sales representatives, who work closely with dealers throughout the sales process. The dealers, in conjunction with the Company's sales representatives, maintain close relationships with architects, contract interior designers and corporate facility managers, who typically influence purchasing decisions. The Company has experienced minimal turnover in its dealership network and is not dependent on any one of its dealers.

North American Office Furniture Segment

  The North American office furniture segment consists of operations in the United States and Canada. The Company offers products under the Steelcase brand, which includes office furniture systems, seating, storage solutions, desks and casegoods; the Revest brand, which provides remanufactured solutions for clients; and the Steelcase Design Partnership ("SDP") brands, which focus on specialty markets.

 Office Furniture Systems

  Since the mid-1980's, furniture systems have been the largest product category in the United States office furniture market, representing approximately one-third of all office furniture sold in calendar 1999. Steelcase is the market leader in this category, based on sales, offering a broad range of aesthetic options, performance features, applications and price points. Office furniture systems consist of movable and reconfigurable components, which may be used to create work areas of variable sizes and configurations. Furniture systems generally use movable panels for space division, acoustic and visual privacy, structural support and as conduits for power, telephone and data cabling. Furniture systems also include panel-supported and freestanding components such as work surfaces, desks, returns, pedestals, drawers, binder bins, filing, lighting fixtures and keyboard support shelves. Furniture systems offer customers more flexibility and greater space efficiency than traditional dry-wall-based private offices and undivided desk areas.

  The Company introduced Pathways in June 1998. Pathways is a unique portfolio of integrated architectural products which includes walls, doors, floors, lighting, furniture and technology products designed to coordinate with existing Steelcase products as well as competitors' products. Pathways products are designed to provide integrated interiors, from wall to ceiling, particularly in buildings that can no longer accommodate the wiring and cabling needs of today's technology-driven workplaces.

 Seating

  Seating represented approximately one-quarter of all the office furniture sold in the United States in calendar 1999. Steelcase believes it is the world's largest office seating manufacturer and a proven market leader in seating innovation. The Company believes its focus and research on materials, ergonomics, technology and work processes, along with its broad platform of product styles and price points, will maintain and enhance the Company's share of the seating market. The Company believes it offers the widest selection of chair types and chairs in the office furniture industry, providing chairs and other types of seating for virtually every office need. The Company's primary seating products are high-performance chairs; other seating products include guest, executive, lounge, stackable and collaborative or team-based offerings in both wood and non-wood materials.

 Storage Solutions

  The Company believes it has been a leader in office storage products and systems since the 1940's. Current product offerings include a broad variety of vertical and lateral filing cabinets, bookcases and other types of storage components. All of the Company's office furniture systems offerings are complemented by a full range of integrated storage solutions, including binder bins, storage cabinets, personal storage towers, mobile and fixed pedestals and numerous choices of lateral and vertical files coordinated in design and color.

 Desks and Casegoods

  The Company offers a wide variety of traditional, transitional and contemporary desk and casegood products. These products offer a range of solutions for private offices, team rooms and open plan environments. Desks and casegoods are offered across many brands and in a variety of materials, providing a broad scope of style and performance options. In addition, the Turnstone brand desks and casegoods are targeted to more cost-conscious customers.

 Refurbished and Remanufactured Furniture

  The Revest brand offers remanufactured and refurbished, high quality used office furniture, including systems products. Revest creates "like new" furniture by rebuilding Steelcase office furniture, which includes the replacement of parts and electrical components with new products and finishes to meet a full range of functional, image, and budget needs.

 Steelcase Design Partnership

  The SDP brands offer complementary product lines that focus on specialty markets, including product lines for lobby and reception areas, cafeteria and informal gathering areas, private offices, learning environments, executive conference areas, group work environments, videoconferencing facilities and healthcare environments. SDP also provides surfacing materials for hospitality, healthcare and contract markets, architectural millwork and ergonomic tools for the workplace. The Steelcase Design Partnership includes:
Brayton International Inc.;

Metropolitan Furniture Corporation; Office Details Inc.; Wigand Corporation and Vecta, a division of the Company. SDP also includes the Steelcase Surfaces Partnership which began in January 1999 with the combined operations of DesignTex Fabrics, Inc. and J.M. Lynne Co., Inc. DesignTex provides and designs textiles for seating upholstery, wallcovering and office panel systems, and serves contract, hospitality and healthcare markets. J.M. Lynne is a leading designer and distributor of vinyl wallcoverings for commercial environments.

International Office Furniture Segment

  The International office furniture segment consists of Steelcase Strafor S.A. ("Steelcase Strafor") and Steelcase International. The Company's European business is conducted almost entirely through Steelcase Strafor, while Steelcase International includes all of the Company's non-European international operations.

 Steelcase Strafor

   Steelcase Strafor is a leading office furniture company in Europe with net sales of approximately $611 million for the year ended December 31, 1999. Steelcase Strafor has the leading market share in France, with approximately 20% market share in calendar year 1999; its share of the entire office furniture market in Europe is approximately 6%. Steelcase Strafor acquired Werndl BuroMobeL AG ("Werndl") in December 1998. Munich-based Werndl is the second largest wood office furniture company in Germany with net sales of approximately $117 million for the year ended December 31, 1999.

  Steelcase Strafor serves the European market with 15 manufacturing facilities located in six countries, approximately 4,100 employees and a network of independent dealers in approximately 340 locations. Steelcase Strafor develops and manufactures its own office furniture products and complements its product offerings with Steelcase brand and Steelcase Design Partnership products. Steelcase Strafor's products, although in large part purchased by European customers, are generally available throughout the world.

 Workstations

  The workstation segment includes operative desking and executive furniture. Operative desking accounts for nearly half of all office furniture sold in the European market. Operative desking consists of various types of desks, tables and work surfaces that can be used in many variable, freestanding arrangements. Steelcase Strafor is the European market leader in operative desking, placing a priority on the balance between aesthetics and efficiency. Executive furniture is a smaller portion of the total European office furniture market. Steelcase Strafor is a European market leader in this area, providing a range of top-quality, high-performance executive furniture products.

 Seating

  As in the United States, the seating segment makes up about one-quarter of the total European office furniture market. Steelcase Strafor is a European market leader offering a wide range of functional, ergonomic and aesthetic choices. High-performance and general use chairs, as well as guest and lounge seating are offered under several product names. The Company believes its focus and research on materials, ergonomics, technology and work processes, along with its broad platform of product styles and price points, will maintain and enhance the Company's share of the European seating market.

 Filing and Storage

  Steelcase Strafor is also a leader in the filing and storage segment of the European market. The Company's office furniture workstation offerings are complemented by a full range of storage solutions, including modular and personal filing and storage products, some of which are fixed and others of which are portable. The Company also markets other filing and storage products including specialized records and library storage along with shelving products.

 Steelcase International

  The Company conducts its non-European international operations primarily through its Steelcase International operating group. The Company's products are generally available throughout the world and are currently sold to international customers in various countries, including Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, Thailand, United Arab Emirates, and Venezuela.

  The Company exports its products to non-European markets. The Company supplements this business with two manufacturing facilities in Brazil and Saudi Arabia and with licensees in Japan and Colombia. In addition, the Company owns 26% of its Thailand licensee, Modernform Group Public Company Limited. Sales of the Company's products to non-European international markets were approximately $110 million for the year ended February 25, 2000; these sales are made almost exclusively through the Company's dealer network.

Services and Other Businesses Segment

  The Company utilizes its extensive knowledge of work processes and the local expertise of its dealers to provide a range of services to customers, including workplace planning, furniture management and lease financing. The Company believes services provided to its customers during and after the furniture procurement process are becoming increasingly important to customers and are key points of differentiation in the marketplace. Many of the Company's dealers offer design and support services, including project management and ongoing repair and maintenance, to enhance long-term customer satisfaction and loyalty. The Services and Other Businesses Segment is comprised of Steelcase Financial Services Inc. ("SFSI"), IDEO Product Development, Inc. and the Attwood Corporation. SFSI provides financing to dealerships and lease financing to customers for products in connection with the acquisition of office furniture. SFSI's net investment in leased assets was $342.8 million as of February 25, 2000.

Raw Materials and Suppliers

  The Company has focused on achieving purchasing economies by forming close relationships with its major suppliers. The Company utilizes steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. In an effort to promote close relationships with its supply base, the Company continues to pursue several initiatives, including (i) supply base integration through closer collaboration, (ii) supplier certification in accordance with Company-issued standards and (iii) the maintenance of open lines of communication with the total supply base. In addition, the Company strives to include key suppliers in the product development cycle so as to utilize their expertise and share research and development costs. It is the Company's strategic plan to integrate the best practices of all its facilities worldwide, maximize efficiencies globally and provide unparalleled service. The Company believes adequate sources are available for all of its raw materials.

Working Capital

  Substantially all plants "build to order" rather than to "forecast", which directly reduces finished goods inventory levels and emphasizes continuous improvement in set-up and delivery time to customers. The Company does not believe that it or the industry in general has any special practices or conditions related to working capital items that are significant to understanding the Company's business.

Backlog

  The Company's products are manufactured and shipped a few weeks following receipt of order. The amount of the order backlog at any particular time is not indicative of the level of net sales for any particular fiscal period.

Intellectual Property

  The Company and its subsidiaries have approximately 270 active U.S. utility patents and approximately 170 active U.S. design patents relating to current and anticipated products. The Company and its subsidiaries also own approximately 545 designs and patents in a number of foreign countries. The Company has been active in obtaining patents since its inception and has filed an increasing number of patent applications in recent years. During fiscal 2000, the Company formed Steelcase Development Inc., a wholly owned subsidiary of the Company, for the purpose of acquiring, managing, licensing, and enforcing intellectual property rights for the Company. The average remaining life of the utility patents in its U.S. portfolio is approximately 12 years.

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

Competition

 North American Office Furniture Segment

  The North American office furniture market is highly competitive, with a number of competitors offering similar products. In the contract segment of the market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers. The Company's most significant competitors in the North American market are Herman Miller, Inc. ("Herman Miller"), Haworth, Inc. ("Haworth"), Knoll, Inc. ("Knoll"), Kimball International, Inc. ("Kimball") and Hon Industries Inc. ("Hon"). Together, these companies represent a substantial portion of the market share of the overall office furniture market. The Company also competes with many other companies, such as Teknion Inc. and Office Specialty, Inc.

 International Office Furniture Segment

  The European office furniture market is highly competitive and extremely fragmented. Steelcase Strafor generally competes with a number of other European-based enterprises. Although most competitors have a moderate share in each of the market segments, some have an emphasis in one or two segments. Few companies have a significant pan-European presence in all of the office furniture segments; the Samas-Groep N.V. and the Haworth Europe Group compete with Steelcase Strafor on this level. Similar to the North American market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers. The Company believes Steelcase Strafor has an unmatched ability to meet pan-European customer needs as well as specific customer needs which are unique to the various regions.

  The non-European international markets are grouped together to form the remainder of the International market. The Company also manufactures and sells office furniture in other parts of the world through wholly owned operations, joint ventures, licensing arrangements and independent dealerships. The Company does not have a significant market share in any of the countries in which it offers its products outside the United States, Canada and Europe.

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

  Under certain Environmental Laws, the Company could be held liable, without regard to fault, for the costs of remediation associated with its existing or historical operations. The Company could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to such contamination. The Company is a party to, or otherwise involved in, legal proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws. Based on its present information regarding the nature and volume of its wastes allegedly disposed or released at these properties, the number of other financially viable potentially responsible parties, and the total estimated cleanup costs, the Company does not believe that the costs associated with these properties will be material, either individually or in the aggregate.

  The Company received a Letter of Violation regarding alleged malfunctions of a single piece of equipment at its Systems I plant in Grand Rapids, Michigan. At approximately the same time, the Company also engaged in negotiations with the Michigan Department of Environmental Quality ("MDEQ") regarding MDEQ's interpretation of Volatile Organic Compound ("VOC") emission limits for adhesives operations at the Company's Systems I plant. These matters were resolved in a single consent decree with a penalty of $50,000.

  The Company has been engaged in negotiations regarding operational and record keeping requirements for one piece of pollution control equipment and associated coating lines at the Company's Kentwood, Michigan, Context Plant. At the time the Company discovered and self reported the issues at the Context plant, it also discovered and self reported deficiencies in reporting VOC emissions from its Grand Rapids and Kentwood, Michigan facilities. The Company also received a Letter of Violation regarding alleged deficiencies in its compliance with record keeping requirements documenting compliance with the cleaning wash-off solvent usage and leak inspection and maintenance requirements of the NESHAPs for Wood furniture. The Company believes, based upon the nature of the alleged violations, negotiations to date, its compliance history and its continuing good faith efforts to comply with all applicable environmental requirements, that it will be able to resolve this matter without incurring a material penalty. However, the penalty likely will exceed $100,000.

  The above forward-looking statements concerning the materiality of the cost associated with contaminated properties and the Company's ability to resolve the above described MDEQ Letters of Violation involve certain risks that could cause actual results to vary from the stated expectations. Factors affecting such risks include future governmental regulations and/or cleanup standards or requirements, undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties or other factors increasing the cost of remediation or the loss of other financially viable potentially responsible parties to contribute towards cleanup costs.

Employees

  As of February 25, 2000, the Company had approximately 20,900 employees, including approximately 13,400 hourly and approximately 7,500 salaried employees. Approximately 16,300 of the total employees are located in North America, less than 10% of which are covered by collective bargaining agreements. Management believes that the Company's relations with its employees are good.

Item 2. Properties:

  The Company maintains its corporate headquarters in Grand Rapids, Michigan, and conducts operations at locations throughout the United States and, through its wholly owned subsidiaries and joint ventures, has manufacturing facilities in Brazil, Canada, France, Germany, Mexico, Morocco, Portugal, Saudi Arabia, Spain, Thailand and the United Kingdom. These office, showroom, manufacturing and distribution facilities total approximately 24 million square feet, of which approximately 7 million square feet are leased.

  The Company's principal office, manufacturing and distribution facilities (300,000 square feet or larger) as of February 25, 2000 are as follows:

                            Approximate Owned
                              Square      or
      Location                Footage   Leased Description of Use
      --------              ----------- ------ ------------------
   Grand Rapids, Michigan..    383,000   Owned Corporate Headquarters
   Grand Rapids, Michigan..    896,000   Owned Chair Manufacturing
   Grand Rapids, Michigan..  1,207,000   Owned Desk Manufacturing
   Grand Rapids, Michigan..    786,000   Owned Distribution Center
   Grand Rapids, Michigan..    867,000   Owned File Manufacturing
   Grand Rapids, Michigan..    950,000   Owned Systems Manufacturing
   Grand Rapids, Michigan..    748,000   Owned Miscellaneous (1)
   Gaines Township,
    Michigan...............    599,000   Owned Corporate Development Center
   Kentwood, Michigan......    666,000   Owned Computer Furniture Manufacturing
   Kentwood, Michigan......    789,000   Owned Context Manufacturing
   Kentwood, Michigan......    886,000   Owned Panel Manufacturing
   Kentwood, Michigan......  1,118,000   Owned Distribution Center
   Kentwood, Michigan......    441,000  Leased Wood Furniture Manufacturing
   Lowell, Michigan........    480,000   Owned Attwood Manufacturing
   Athens, Alabama.........    777,000   Owned Manufacturing
   Tustin, California......  1,044,000   Owned Manufacturing
   New Paris, Indiana......    314,000   Owned Manufacturing
   Fletcher, North
    Carolina...............    895,000   Owned Wood Furniture Manufacturing
   Grand Prairie, Texas....    320,000   Owned Vecta Manufacturing
   Markham,Ontario.........    725,000   Owned Steelcase Canada Manufacturing
   Strasbourg, France......    386,000   Owned Manufacturing
   Durlangen, Germany......    415,000   Owned Manufacturing
   Madrid, Spain...........    358,000   Owned Manufacturing
   Rosenheim, Germany......    368,700   Owned Manufacturing and Offices

--------
(1) Approximately 175,000 square feet is currently utilized for distribution, 150,000 square feet for showroom, 58,000 square feet for manufacturing, 64,000 square feet for the Company's Corporate Learning and Development Center and the balance for commercial leasing.

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

Item 4. Submission of Matters to a Vote of Security Holders:

  None.

Item 4(a). Executive Officers of Registrant:

  Set forth below is certain information regarding the executive officers of the Company.

   Name                   Age                      Position
   ----                   ---                      --------
   Robert A. Ballard.....  64 President, Steelcase North America
   Robert W. Black.......  40 Senior Vice President, Steelcase International
   Jon D. Botsford.......  45 Senior Vice President, General Counsel and
                              Corporate Secretary
   Mark T. Greiner.......  48 Senior Vice President, Global E-Business and
                              Chief Information Officer
   James P. Hackett......  45 President and Chief Executive Officer
   Nancy W. Hickey.......  48 Senior Vice President, Global Human Resources
   James P. Keane........  40 Senior Vice President, Corporate Strategy,
                              Research and Development
   Michael I. Love.......  52 President and Chief Executive Officer, Steelcase
                              Design Partnership
   Alwyn Rougier-Chapman.  61 Senior Vice President-Finance and Chief Financial
                              Officer

  Robert A. Ballard has been President, Steelcase North America since 1999. Mr. Ballard served as Executive Vice President, Business Operations from 1996 to 1999. From 1994 to 1996, Mr. Ballard held the position of Senior Vice President, Manufacturing Operations.

  Robert W. Black has been Senior Vice President, Steelcase International since 1999. Mr. Black served as Vice President, European Ventures from 1998 to 1999. From 1996 to 1998, Mr. Black served as Vice President, Marketing. From 1995 to 1996, Mr. Black served as Vice President, Corporate Strategy and Development.

  Jon D. Botsford has been Senior Vice President, General Counsel and Corporate Secretary of the Company since 1999. Mr. Botsford served as Vice President, General Counsel and Corporate Secretary from 1998 to 1999, and General Counsel and Corporate Secretary from 1997 to 1998. From 1992 to 1997, Mr. Botsford held the position of Assistant General Counsel.

  Mark T. Greiner has been Senior Vice President, Global E-Business and Chief Information Officer since 1999. Mr. Greiner served as Vice President and Chief Information Officer from 1996 to 1999. From 1994 to 1996, Mr. Greiner served as Vice President, Corporate Marketing, Communications and Media Technology.

  James P. Hackett has been President and Chief Executive Officer of the Company since 1994. Mr. Hackett also serves on the Board of Directors of Old Kent Financial Corporation, a bank holding company that serves as trustee for the Company's retirement and 401(k) funds.

  Nancy W. Hickey has been Senior Vice President, Global Human Resources since 1999. Ms. Hickey served as Vice President, Corporate Human Resources from May to November 1999. From 1994 to 1999, Ms. Hickey served as Vice President, Dealer and Customer Alliances.

  James P. Keane has been Senior Vice President, Corporate Strategy, Research and Development of the Company since 1999. Mr. Keane served as Vice President, Corporate Strategy, Research and Development from 1998 to 1999. From 1997 to 1998, Mr. Keane held the position of Vice President, Corporate Strategy and Development. From 1992 until 1997, Mr. Keane was Vice President and Chief Financial Officer of Cloud Corporation, a packaging company.

  Michael I. Love has been President and Chief Executive Officer, Steelcase Design Partnership since March 2000. Mr. Love was president of Vecta, a division of Steelcase, from 1994 through March 2000.

  Alwyn Rougier-Chapman has been Senior Vice President-Finance and Chief Financial Officer since 1994. Mr. Rougier-Chapman also served as Treasurer from 1994 to 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

  The Class A Common Stock of the Company is listed on the New York Stock Exchange under the symbol "SCS". The Class B Common Stock of the Company is neither registered under the Securities Exchange Act of 1934 nor publicly traded.

  As of May 1, 2000, the Company had outstanding 30,256,620 shares of Class A Common Stock with 14,221 shareholders of record thereof and 120,730,205 shares of Class B Common Stock with 243 shareholders of record thereof, in each case not including persons or entities holding stock in nominee or street name through brokers or banks.

  The following table shows the price range of the Class A Common Stock, as reported by the New York Stock Exchange, for the years ended February 25, 2000 and February 26, 1999.

                                                                     Class A
                                                                  Common Stock
                                                                   Price Range
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
      Fiscal 2000
      1st Quarter............................................... $20.750 $13.625
      2nd Quarter............................................... $20.000 $14.500
      3rd Quarter............................................... $15.500 $12.250
      4th Quarter............................................... $13.750 $10.250

      Fiscal 1999
      1st Quarter............................................... $38.375 $28.000
      2nd Quarter............................................... $29.875 $18.125
      3rd Quarter............................................... $19.750 $12.750
      4th Quarter............................................... $18.438 $13.313

  The Company intends to continue to pay regular quarterly dividends. However, the declaration and payment of dividends by the Company are subject to the discretion of the Board and to compliance with applicable law. The determination of the timing and amount of future dividends, if any, will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time. See Item 6 of this Report, "Selected Financial Data" and Note 2 thereto. The aggregate dividends paid in the years ended February 25, 2000 and February 26, 1999 are set forth below (in millions):

        Year Ending                                                        Total
        -----------                                                        -----
        2000.............................................................. $67.3
        1999.............................................................. $63.1

Item 6. Selected Financial Data

                             FINANCIAL HIGHLIGHTS
                     (in millions, except per share data)

                          February 25, February 26, February 27, February 28, February 23,
                            2000(3)        1999         1998       1997(1)        1996
                          ------------ ------------ ------------ ------------ ------------
Statement of Income Data
Net sales...............    $3,316.1     $2,742.5     $2,760.0     $2,408.4     $2,155.9
Net sales increase
 (decrease).............        20.9%        (0.6)%       14.6%        11.7%         5.2%
Gross profit............    $1,102.7     $  989.4     $1,003.4     $  856.8     $  687.7
Gross profit--% of net
 sales..................        33.3%        36.1%        36.4%        35.6%        31.9%
Operating income........    $  271.8     $  317.2     $  317.4     $  141.6     $  163.6
Operating income--% of
 net sales..............         8.2%        11.6%        11.5%         5.9%         7.6%
Net income..............    $  184.2     $  221.4     $  217.0     $   27.7     $  123.5
Net income--% of net
 sales..................         5.6%         8.1%         7.9%         1.2%         5.7%
Earnings Per Share
 (basic and diluted)
Net income..............    $   1.21     $   1.44     $   1.40     $   0.18     $   0.80
Weighted average shares
 outstanding............       152.8        153.8        154.8        154.7        154.6
Dividends per share of
 common stock(2)........    $   0.44     $   0.41     $   1.36     $   0.27     $   0.26
Balance Sheet Data
Working Capital.........    $  200.1     $  290.6     $  355.1     $  474.6     $  475.6
Assets..................    $3,037.6     $2,182.5     $2,007.2     $1,922.1     $1,884.5
Long-term debt..........    $  257.8          --           --           --           --
Liabilities.............    $1,475.4     $  682.5     $  674.8     $  542.1     $  490.9
Shareholder's Equity....    $1,562.2     $1,500.0     $1,332.4     $1,380.0     $1,393.6
Statement of Cash Flow
 Data
Net cash provided by
 operating activities...    $  305.7     $  359.9     $  402.7     $  126.7     $  264.1
Depreciation and
 amortization expense...    $  141.8     $  107.0     $   95.3     $   93.4     $   92.5
Capital expenditures....    $  188.8     $  170.4     $  126.4     $  122.0     $  104.6
Dividends paid(2).......    $   67.3     $   63.1     $  210.9     $   41.8     $   39.8

--------
(1) During 1997, the Company concluded a 17-year patent litigation which, net of reserves, reduced net income by $123.5 million.
(2) During 1998, the Company paid a special dividend in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock. See
     Note 4 to the Consolidated Financial Statements.
(3) Includes Steelcase Strafor. See Note 19 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

  The Company recorded net sales of $3,316.1 million for fiscal 2000 ("2000") an increase of 20.9% over fiscal 1999 ("1999") net sales of $2,742.5 million, primarily attributable to the acquisition of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor") and other domestic acquisitions. The Company consolidated the results of Steelcase Strafor for the final three quarters of 2000 after completing the acquisition of the remaining 50% equity interest in Steelcase Strafor on April 22, 1999. The acquisition was effective as of March 31, 1999 and has been accounted for under the purchase method of accounting in the accompanying consolidated financial statements as of February 25, 2000. The Company accounts for the results of operations of Steelcase Strafor on a two month lag. Excluding the impact of all acquisitions, the Company recorded net sales of $2,739.5 million for 2000, a decrease of 0.1% over 1999 net sales.

  The Company recorded consolidated net income for 2000 of $184.2 million, or $1.21 per share (basic and diluted), which included a $15.0 million after-tax charge for material and installation costs associated with Pathways product line improvements. The earnings for 2000 decreased 16.8% from the $221.4 million, or $1.44 per share (basic and diluted), earned in 1999. In addition to the Pathways charge discussed above, the decrease in profitability was attributable to several factors which occurred during 2000 including:

  .  An unfavorable industry-pricing environment.

  . The impact of new products--which typically have lower initial margins-- in the sales mix.

  .  Major new product introduction and ramp up costs.

  . The expected dilutive effect of the acquisition of Steelcase Strafor (approximately $.04 per share) due to the amortization of intangibles that resulted from the acquisition, as well as financing and interest costs arising from credit facilities used to fund the acquisition.

Results of Operations

  The following table sets forth consolidated statement of income data as a percentage of net sales for 2000, 1999, and 1998.

                                       Year Ended                  Increase (Decrease)
                         -------------------------------------- -------------------------
                         February 25, February 26, February 27,
                             2000         1999         1998     2000 vs 1999 1999 vs 1998
                         ------------ ------------ ------------ ------------ ------------
Net sales...............    100.0%       100.0%       100.0%        20.9%        (0.6)%
Cost of sales...........     66.7         63.9         63.6         26.3%        (0.2)%
                            -----        -----        -----        -----        -----
Gross profit............     33.3         36.1         36.4         11.5%        (1.4)%
Selling, general and
 administrative
 expenses...............     25.1         24.5         24.9         23.6%        (2.0)%
                            -----        -----        -----        -----        -----
Operating income........      8.2         11.6         11.5        (14.3)%       (0.1)%
Interest expense........     (0.5)         --           --           n/m          n/m
Other income, net.......      1.2          0.7          0.8        100.5%       (10.6)%
                            -----        -----        -----        -----        -----
Income before provision
 for income taxes and
 equity in net income of
 joint ventures and
 dealer transitions.....      8.9         12.3         12.3        (12.2)%       (0.8)%
Provision for income
 taxes..................      3.4          4.5          4.7         (7.5)%       (4.6)%
                            -----        -----        -----        -----        -----
Income before equity in
 net income of joint
 ventures and dealer
 transitions............      5.5          7.8          7.6        (14.9)%        1.6%
Equity in net income of
 joint ventures and
 dealer transitions.....      0.1          0.3          0.3        (62.9)%       12.7%
                            -----        -----        -----        -----        -----
Net income..............      5.6%         8.1%         7.9%       (16.8)%        2.0%
                            =====        =====        =====        =====        =====

--------
n/m = not meaningful

Net sales

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates on a worldwide basis within three reportable segments, two of which are geographic furniture segments, and services and other businesses. In prior years, the Company has reported the two geographic furniture segments as being the U.S. and International/Canada combined. Due to the acquisition of the remaining 50% equity interest in Steelcase Strafor and the significant impact of this acquisition on the Company's consolidated financial statements, the Company has implemented a new reporting structure which focuses separately on North American and International furniture operations. North America includes the U.S., Canada and the Steelcase Design Partnership ("SDP"). International includes the rest of the world, with the major portion of the operations located in Europe. The services and other businesses segment remains largely unchanged, with only insignificant reclassifications (see Note
18).

   The following table sets forth consolidated and pro forma worldwide net sales by segment for 2000, 1999 and 1998. The segment disclosures for 1999 and 1998 have been restated to reflect the Company's new reporting structure noted above (in millions).

                                        Year Ended                  Increase (Decrease)
                          -------------------------------------- -------------------------
                          February 25, February 26, February 27,
                              2000         1999         1998     2000 vs 1999 1999 vs 1998
                          ------------ ------------ ------------ ------------ ------------
North America...........    $2,606.4     $2,511.3     $2,495.7        3.8%         0.6%
International(1)........       573.2        115.3        138.4        n/m        (16.7)%
Services and other
 businesses.............       136.5        115.9        125.9       17.8%        (7.9)%
                            --------     --------     --------       ----        -----
Consolidated net sales..    $3,316.1     $2,742.5     $2,760.0       20.9%        (0.6)%
                            --------     --------     --------       ----        -----
Steelcase Strafor(1)(2).       148.3        506.9        468.6        n/m          8.2%
                            --------     --------     --------       ----        -----
Worldwide net sales(1)..    $3,464.4     $3,249.4     $3,228.6        6.6%         0.6%
                            ========     ========     ========       ====        =====

--------

(1) Worldwide net sales include, on a pro forma basis, the Company's consolidated net sales plus those of its unconsolidated operations in Steelcase Strafor. Because of the acquisition date, Steelcase Strafor's sales for 2000 have been consolidated (and are included in International) for the last nine months, with only the first quarter of 2000 being unconsolidated. Full year sales for 1999 and 1998 were unconsolidated and included in the Steelcase Strafor line item above. Net sales of all other unconsolidated joint ventures and dealer transitions are not material. See Notes 8 and 19 to the Consolidated Financial Statements.

(2) In local currency, Steelcase Strafor net sales increased 6.1% in 2000, 9.8% in 1999 and 19.1% in 1998.

  The Company's consolidated net sales in 2000 posted a 20.9% increase over 1999 net sales, primarily from the acquisition of Steelcase Strafor and other domestic acquisitions. Excluding the impact of all acquisitions, the Company's net sales in 2000 decreased 0.1% compared to 1999 net sales. During 1999 and 1998, the Company's consolidated net sales did not include those of Steelcase Strafor and therefore, more closely resembled those of the U.S. office furniture industry. In 1999, the Company, along with the U.S. office furniture industry overall, experienced a slowdown in its growth. The Company posted flat sales for the year, lagging U.S. industry growth as reported by The Business and Institutional Furniture Manufacturers' Association ("BIFMA"). For 1998, the Company's consolidated net sales outpaced the industry, increasing by 14.6%.

  North America. North American sales grew at 3.8%, 0.6% and 16.2% for 2000, 1999 and 1998, respectively. Domestic acquisitions, along with strong SDP sales and an increased momentum in new product sales, provided the bulk of the sales increase across North America in 2000. New product sales doubled their run rates in 2000 over 1999. The sales of the Company's core Steelcase branded products in North America followed the industry trends in 2000, as sales for the full year declined. Excluding the impact of acquisitions, North American net sales for 2000 increased 0.2%, which is comparable to fiscal 1999 levels, despite an overall decline in the industry of 1%.

  North American net sales growth in 1998 resulted primarily from increases in unit sales across most product categories reflecting strong industry fundamentals. In 1999, the industry began to soften due to financial volatility in Asian and Latin American markets, which, along with a high level of merger and acquisition activity within the U.S. Fortune 500 companies, contributed to the lack of sales growth. As the industry softened in 1999, the Company's core Steelcase branded products in North America were impacted by the deferred spending actions within the Company's large corporate account business, resulting in declines across the same product categories that benefited from a strong industry in 1998.

  International. In 2000, due to the effective date of Company's acquisition of the remaining 50% interest in Steelcase Strafor, the International segment includes nine months of Steelcase Strafor net sales. Steelcase Strafor realized local currency growth of 6.1% in 2000 primarily driven by Werndl BuroMobeL AG ("Werndl"). However, the devaluation of the euro throughout 2000 offset most of the local currency growth, resulting in 1% growth in U.S. dollars. Net sales outside of Europe declined by 4.0% during 2000, primarily due to a decline in the Company's export business coupled with the adverse impact of currency devaluation in Brazil, offset by growth in Mexican operations. In 1999, the International segment decreased by 16.7% due to several factors including a reduction in export projects to Latin America and flat sales in Asia, as well as the reorganization of the Company's Japanese subsidiary. In 1998, the International segment experienced growth of 9.3% due to strong export sales to both Latin America and the Middle East.

  Services and other businesses. Services and other businesses rose by 17.8% in 2000 after experiencing a decline of 7.9% in 1999. The 2000 sales were positively impacted by growth in IDEO, the Company's subsidiary that provides product development and innovation services. The decline in 1999 was due to the disposal of a product line and distributor within the Company's marine business at the end of the third quarter of 1998. Net sales for 1998 were virtually flat.

Gross profit

  The Company's gross profit as a percentage of sales decreased in 2000 from 36.1% to 33.3% after a slight decrease in 1999 from the 1998 level of 36.4%. The Company's warranty policy offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. In accordance with this policy, the Company recorded a $24.5 million pre-tax charge for expenses related to the field retrofit of beltways and insulation materials within installed Pathways products. Excluding this charge, the Company's gross margin was 34.0% which was a decrease of 2.1 percentage points from the prior year. This margin decline during 2000 was primarily the result of the unfavorable industry-pricing environment, the impact of new products--which typically have lower initial margins--in the sales mix and major new product introduction and ramp up costs. Additionally, the Company experienced the expected margin decrease of approximately 0.5 percentage points with the consolidation of Steelcase Strafor, which has historically had lower margins. The overall decrease in gross margin for 2000 was partially offset by lower variable compensation.

  In 1998 and 1999, margins remained relatively flat as the Company's continued efforts to reduce costs and to improve efficiencies were tempered by upfront investments required to fund cost-reduction efforts to be realized in future periods, as well as the expected disruptions and inefficiencies associated with the Company being in the midst of launching the largest product portfolio in its history.

Selling, general and administrative expenses

  Selling, general and administrative ("SG&A") expenses as a percentage of net sales increased to 25.1% in 2000 from 24.5% in 1999 after decreasing from 24.9% in 1998. Overall SG&A ratios were impacted by Steelcase Strafor, including increased intangible amortization, write-off of bad debts in the United Kingdom and costs associated with the consolidation of German operations. Excluding Steelcase Strafor, SG&A expense held flat at 24.5% reflecting management's cost containment and resource redeployment efforts. During the three-year period, investments in information systems and new product research, development and launch costs have been significant. However, the Company has been focused on the redeployment of resources in support of its strategic initiatives. In addition, a reduction in variable compensation contributed to the achievement of the current year's 24.5% operating expense ratio, excluding the impact of Steelcase Strafor.

  In 1998, the Company reported that selling, general and administrative costs included aggregate costs of $11.0 million relating to the restructuring of a foreign subsidiary, the relocation of a showroom facility, the initial public offering and receipt by the Company of a net litigation settlement in the amount of $9.8 million. There were no similar costs or litigation settlements of a material nature in 1999.

Interest expense; Other income, net and Income taxes

  2000 was impacted significantly by the acquisition of Steelcase Strafor, which was partially financed through short and long-term borrowings. Interest expense increased to $15.9 million from zero in 1999 and $1.7 million in 1998 as a result of the acquisition of Steelcase Strafor. Overall, other income, net did not vary significantly during 1998 and 1999. However, other income, net increased significantly in 2000 due to several gains. First, the Company recognized a gain of $7.5 million in connection with the transition of its customers to new dealers in the United Kingdom, with respect to which the Company had previously written off bad debts. Second, the Company recorded a gain of $10.0 million from the sale of certain non-income producing facilities. Finally, the Company recorded investment income of $7.0 million from the sale of investments in common stock. The above mentioned gains were offset by decreased interest income of $6.6 million in 2000 due to lower cash balances. Also, 1999 included $5.8 million of interest income recorded in connection with the favorable resolution of income tax litigation discussed below.

  Income tax expense as a percentage of income before taxes ("the effective tax rate") approximated 39.0% in 2000, 37.0% in 1999 and 38.5% in 1998. During 2000, the effective tax rate increased because of the consolidation of Steelcase Strafor and the recording of non-deductible goodwill. Steelcase Strafor operations are located in Europe, whose countries typically have higher effective tax rates than the U.S. During 1999, the provision for income taxes benefited from the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these matters contributed to a reduced effective tax rate for 1999 and resulted in the recognition of interest income of $5.8 million in 1999. These tax matters increased 1999 consolidated net income by $6.2 million, or $0.04 per share (basic and diluted).

Net income

  For the reasons set forth above, net income decreased from $221.4 million in 1999 to $184.2 million in 2000 after increasing from $217.0 million in 1998. Net income decreased 16.8% in 2000 after increasing by 2.0% in 1999 and 43.5% in 1998.

Liquidity and Capital Resources

  Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at February 25, 2000 included cash, cash equivalents and short-term investments of $88.6 million, which is slightly higher than the $76.1 million which existed on February 26, 1999. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or forseeable future liquidity and capital needs of the Company.

  Through February 1999, the Company had no long-term debt. However, with the acquisition of Steelcase Strafor and management's intent to leverage the significant financial resources available to the Company to meet its growth objectives, the Company has obtained long-term debt financing from bank syndicates in Europe and the United States. The Company is currently in the process of obtaining a debt rating to further utilize its available financial resources. Total debt at February 25, 2000 aggregated $466.8 million, which was approximately 23% of total capitalization of the Company. The Company also holds $483.1 million of interest bearing assets predominantly through its finance subsidiary, Steelcase Financial Services Inc.

  Cash provided by operating activities

  Cash provided by operating activities totaled $305.7 million in 2000, $359.9 million in 1999, and $402.7 million in 1998. The operating cash flows have been impacted by a reclassification within the cash flow statement. The Company has reclassified the change in leased assets to the investing portion of the cash flow statement, which is consistent with the Company's allocation of resources to its captive finance operation and industry practice for finance subsidiaries. The cash provided by operations resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of increases in accounts receivable and inventories and prepaids. The consolidation of Steelcase Strafor increased working capital in 2000. However, management continues to closely monitor the Company's inventories and accounts receivable, attempting to maximize the number of inventory turns per year and minimize the impact of increasing international receivables, which typically have longer payment terms than domestic dealers.

  Cash used in investing activities

  Cash used in investing activities totaled $514.6 million in 2000, $342.2 million in 1999 and $219.2 million in 1998. The increases have resulted from increases in capital expenditures and leased assets, joint venture transactions and corporate acquisitions.

  The Company's capital expenditures were $188.8 million in 2000, $170.4 million in 1999 and $126.4 million in 1998, reflecting investments in excess of depreciation for each of the last three years. Capital expenditures continue to include increased investments in manufacturing equipment, information systems and facilities. Collectively, these investments are expected to improve productivity and safety, increase capacity, decrease the impact on the surrounding environments in which the Company operates and facilitate the launch of new products. The Company expects capital expenditures in fiscal 2001 to equal or exceed 2000 levels due to the planned construction of a new wood manufacturing facility and the continued investment in new product development, information systems and corporate and showroom facilities. The Company expects to fund these capital expenditures primarily through cash generated from operations.

  The Company continues to invest in its leasing portfolio, which includes both direct financing and operating leases of office furniture products. The Company's net investment in leased assets increased from $228.9 million as of February 26, 1999 to $349.1 million as of February 25, 2000. The Company expects to fund future investments in leased assets primarily through its lease receivables transfer facility and through cash generated from operations.

  Joint venture transactions in the three-year period include the issuance of a note receivable to Steelcase Strafor in 1999 in the amount of $66.4 million to equalize lending levels between the Company and its partner, Strafor Facom S.A., and to fund in part the acquisition of Werndl by Steelcase Strafor.

  Corporate acquisitions in 2000, aggregating $209.6 million, reflect the complete ownership of Steelcase Strafor, Clestra Hauserman and a significant dealer. Corporate acquisitions in 1999, aggregating $57.2 million, reflect the complete ownership of J.M. Lynne and the partial ownership of Microfield Graphics, Clestra Hauserman and the Modernform Group Public Company Limited. See Note 19 to the Consolidated Financial Statements.

  Cash provided by (used in) financing activities

  Cash provided by (used in) financing activities totaled $219.4 million in 2000, ($53.3) million in 1999 and ($254.4) million in 1998, reflecting dividends paid, certain common stock transactions and proceeds from the issuance of debt, net of repayments.

  Management continues to evaluate the optimal capital structure for the Company in light of its long-term growth strategies. At the time of the above mentioned acquisition of Steelcase Strafor, the Company established a 364-day unsecured committed $200 million revolving credit facility. Subject to certain conditions, the facility is renewable annually for additional 364-day periods. The Company also established a $200 million lease receivables transfer facility. Subject to certain conditions, the facility is renewable annually, with borrowings on the facility scheduled to mature in accordance with the terms of the underlying leases.

  Additionally, the Company has an unsecured, committed credit facility of EUR 200 million from bank syndicates in Europe to provide liquidity and finance capital expenditures for its European operations. The agreement is comprised of two tranches: Tranche A is a EUR 75.0 million, 364-day revolving facility, and Tranche B is a EUR 125.0 million, five-year term facility.

  Annual dividends per share of common stock were $0.44 in 2000, $0.41 in 1999 and $0.39 in 1998. In addition, the Company paid a special dividend in 1998 in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock.

  During 1999, eligible employees purchased shares of Class A Common Stock pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. The shares for this grant, along with the shares for the Employee Stock Grant issued in 1998, were purchased by the Company from the selling shareholders in the initial public offering for $43.5 million. Under a three million share repurchase program authorized by the Board of Directors on June 17, 1998 and amended on September 22, 1999 for an additional three million shares, the Company repurchased 1,373,870 and 794,300 shares of Class A Common Stock for $18.4 million and $15.0 million in 2000 and 1999, respectively, and 1,086,400 Class B shares for $18.3 million in 2000. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time.

Year 2000

  Beginning in 1994, the Company actively engaged in replacing or modifying all business software applications as well as manufacturing and other equipment with embedded technology that could fail or generate erroneous results as a result of Year 2000 date processing ("Year 2000 issues") issues affecting Steelcase Inc. and most other companies. Prior to December 31, 1999, the Company completed the modification or replacement of all critical business applications, technical infrastructure components and manufacturing equipment, as well as contingency and business continuity planning activities for critical business processes within the Company.

  As of this filing, there have been no Year 2000 issues reported or discovered that would be expected to have a material impact on the Company's operations or future results of operations.

  Costs incurred through the date of this filing specifically to address Year 2000 issues approximated $18 million. Management views the process of assessing and remediating Year 2000 issues as an on-going effort which will require continued focus, testing and verification throughout calendar year 2000. However, no material future expenditures are anticipated.

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase Strafor. Steelcase Strafor has created an internal Euro Committee, a pan-European multifunctional team whose goal is to determine the impact of this currency change on products, markets and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company as a whole.

Safe Harbor Provision

  There are certain forward-looking statements under the Liquidity and Capital Resources, Year 2000, and Euro Conversion sections, particularly those with respect to the Company's future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares, the expected ability of and costs to the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions domestically and internationally; currency fluctuations; changes in customer order patterns; the success of new products and their continuing impact on the Company's manufacturing processes; the Company's ability to improve margins on new products, to successfully integrate acquired businesses, to reduce costs, including ramp up costs associated with new products, and to successfully implement technology initiatives; the impact on the Company's business due to internal systems or systems of suppliers, key customers, dealers and other third parties adversely affected by Year 2000 issues; costs, including claims, due to Year 2000 issues and remediation efforts; the impact of the euro conversion, the sufficiency of the reserve established with regard to material and installation costs associated with Pathways product line improvements and other risks detailed in the Company's 10-K Report for the year ended February 25, 2000, and its other filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  . Foreign exchange risks

  . Interest rates on debt

Foreign Exchange Risks

  International operations constituted approximately 10% and 7% of the Company's 2000 and 1999 consolidated operating income, respectively. Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect on these other important economic factors. As foreign exchange rates change, translation of the income statements of the Company's international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. The Company generally does not hedge translation risks because cash flows from international operations are generally reinvested locally and the cost/benefit of hedging reported earnings is not justifiable.

  Changes in foreign exchange rates that would have the largest impact on translating the Company's international operating profit for 2000 relate to the euro and the Canadian dollar. The Company estimates that a 10% adverse change in foreign exchange rates would have reduced operating profit by approximately $3 million in 2000 and $2 million in 1999, assuming no changes other than the exchange rate itself. For 2000 and 1999, this represents approximately 11% and 9%, respectively, of the Company's non-U.S. operating profit and 1% of consolidated operating profit. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one country may or may not be offset by losses from another country.

  Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit's functional currency. Transaction gains and losses are not material for the Company.

Interest Rates

  The Company is exposed to interest rate risk primarily on its notes receivable and leased assets, its short-term borrowings and long-term debt. The Company manages its interest rate risk through the use of interest rate swaps and caps and through balancing the notional amount of fixed and variable rate liabilities with fixed and variable rate assets where appropriate. Management estimates that a 1% change in interest rates would not have a material impact on the Company's results of operations for 2000 or 1999, based upon the year end levels of exposed assets and liabilities.

Item 8. Financial Statements and Supplementary Data:

  The financial statements and supplementary data required by the Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-30, attached hereto and found immediately following the signature page of this Report.

                                   PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

  None.

Item 10. Directors and Officers of the Registrant:

  The information required by Item 10 which is not included in Part I hereof is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held June 15, 2000 (the "Proxy Statement"), under the captions "Election of Directors" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Item 11. Executive Compensation:

  The information required by Item 11 is contained in the Proxy Statement, under the captions "Information Concerning Meetings of the Board of Directors, Board Committees and Directors Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

  The information required by Item 12 is contained in the Proxy Statement, under the caption "Beneficial Security Ownership", and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions:

  The information required by Item 13 is contained in the Proxy Statement, under the caption "Compensation Committee Interlocks and Insider
Participation", and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

  (a) Financial Statements and Schedules (F-1 to F-30)

    1. Financial Statements

    The following consolidated financial statements of the Company are filed as part of this Report:

    --Report of Independent Certified Public Accountants

    --Consolidated Statements of Income for the Years Ended February 25,
     2000, February 26, 1999 and February 27, 1998

    --Consolidated Balance Sheets as of February 25, 2000 and February 26,
    1999

    --Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended February 25, 2000, February 26, 1999 and February 27, 1998

    --Consolidated Statements of Cash Flows for the Years Ended February
     25, 2000, February 26, 1999 and February 27, 1998

    --Notes to Consolidated Financial Statements

    2. Financial Statement Schedules (S-1)

    Schedule II--Valuation and Qualifying Accounts

      All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

  (b) Reports on Form 8-K filed during the quarter ending February 25, 2000

      None

  (c) Exhibits Required by Securities and Exchange Commission Regulation S-K

      See Index of Exhibits (page E-1)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                               /s/ Alwyn Rougier-Chapman
                                          By:
                                             ----------------------------------
                                                   Alwyn Rougier-Chapman
                                               Senior Vice President--Finance
                                                and Chief Financial Officer

Date: May 25, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 25th day of May, 2000:

              Signature                                      Title
              ---------                                      -----

       /s/ James P. Hackett            President, Chief Executive Officer and Director
-------------------------------------   (Principal Executive Officer)
           James P. Hackett

    /s/ Alwyn Rougier-Chapman          Senior Vice President--Finance, Chief Financial
-------------------------------------   Officer (Principal Financial Officer and
        Alwyn Rougier-Chapman           Principal Accounting Officer)

          /s/ David Bing               Director
------------------------------------
              David Bing

     /s/ William P. Crawford           Director
-------------------------------------
         William P. Crawford

        /s/ Earl D. Holton             Chairman of the Board of Directors and Director
-------------------------------------
            Earl D. Holton

    /s/ David D. Hunting, Jr.          Director
-------------------------------------
        David D. Hunting, Jr.

      /s/ Frank H. Merlotti            Director
-------------------------------------
          Frank H. Merlotti

       /s/ Robert C. Pew II            Director, Chairman Emeritus
-------------------------------------
           Robert C. Pew II

      /s/ Robert C. Pew III            Director
-------------------------------------
          Robert C. Pew III

        /s/ Peter M. Wege              Vice Chairman of the Board of Directors and
------------------------------------   Director
            Peter M. Wege

       /s/ Peter M. Wege II            Director
------------------------------------
           Peter M. Wege II

     /s/ P. Craig Welch, Jr.           Director
------------------------------------
         P. Craig Welch, Jr.

                                 STEELCASE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)

                                                        Year Ended
                                          --------------------------------------
                                          February 25, February 26, February 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Net sales...............................    $3,316.1     $2,742.5     $2,760.0
Cost of sales...........................     2,213.4      1,753.1      1,756.6
                                            --------     --------     --------
Gross profit............................     1,102.7        989.4      1,003.4
Selling, general and administrative
 expenses...............................       830.9        672.2        686.0
                                            --------     --------     --------
Operating income........................       271.8        317.2        317.4
Interest expense........................       (15.9)         --          (1.7)
Other income, net.......................        40.5         20.2         24.3
                                            --------     --------     --------
Income before provision for income taxes
 and equity in net income of joint
 ventures and dealer transitions........       296.4        337.4        340.0
Provision for income taxes..............       115.5        124.9        130.9
                                            --------     --------     --------
Income before equity in net income of
 joint ventures and dealer transitions..       180.9        212.5        209.1
Equity in net income of joint ventures
 and dealer transitions.................         3.3          8.9          7.9
                                            --------     --------     --------
Net income..............................    $  184.2     $  221.4     $  217.0
                                            ========     ========     ========
Earnings per share (basic and diluted)..    $   1.21     $   1.44     $   1.40
                                            ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                      February 25, February 26,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $   73.7     $   67.5
  Short-term investments.............................       14.9          8.6
  Accounts receivable, less allowances of $45.5 and
   $27.6.............................................      592.6        348.9
  Notes receivable and leased assets.................      189.0        140.4
  Inventories........................................      166.5         96.5
  Prepaid expenses...................................       12.5          6.8
  Deferred income taxes..............................       78.1         68.7
                                                        --------     --------
Total current assets.................................    1,127.3        737.4
                                                        --------     --------
Property and equipment, net..........................      939.1        739.0
Notes receivable and leased assets...................      294.1        209.1
Joint ventures and dealer transitions................       37.0        210.4
Deferred income taxes................................       43.7         40.5
Goodwill and other intangible assets, net of
 accumulated amortization of $38.6
 and $25.6...........................................      422.6         99.6
Other assets.........................................      173.8        146.5
                                                        --------     --------
Total assets.........................................   $3,037.6     $2,182.5
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                      February 25, February 26,
                                                          2000         1999
                                                      ------------ ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts and notes payable..........................   $  219.8     $  102.1
 Short-term borrowings and current portion of long-
  term debt..........................................      209.0          --
 Accrued expenses:
  Employee compensation..............................      121.1         92.8
  Employee benefit plan obligations..................       90.0         51.8
  Other..............................................      287.3        200.1
                                                        --------     --------
Total current liabilities............................      927.2        446.8
                                                        --------     --------
Long-term liabilities:
  Long-term debt.....................................      257.8          --
  Employee benefit plan obligations..................      243.7        222.8
  Deferred income taxes..............................       29.5          --
  Other long-term liabilities........................       17.2         12.9
                                                        --------     --------
Total long-term liabilities..........................      548.2        235.7
                                                        --------     --------
Total liabilities....................................    1,475.4        682.5
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
 Preferred Stock-no par value; 50,000,000 shares
  authorized, none issued
  and outstanding....................................        --           --
 Class A Common Stock-no par value; 475,000,000
  shares authorized,
  30,168,585 and 23,676,407 issued and outstanding...       82.4         78.0
 Class B Common Stock-no par value; 475,000,000
  shares authorized,
  120,989,840 and 129,942,288 issued and outstanding.      260.3        301.4
 Accumulated other comprehensive income (loss).......      (33.0)       (15.0)
 Retained earnings...................................    1,252.5      1,135.6
                                                        --------     --------
Total shareholders' equity...........................    1,562.2      1,500.0
                                                        --------     --------
Total liabilities and shareholders' equity...........   $3,037.6     $2,182.5
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in millions)

                           Common Stock     Accumulated Other               Total         Total
                          ----------------    Comprehensive   Retained  Shareholders' Comprehensive
                          Class A  Class B    Income (Loss)   Earnings     Equity        Income
                          -------  -------  ----------------- --------  ------------- -------------
February 28, 1997.......  $  --    $408.9        $ (0.1)      $  971.2    $1,380.0
Common stock conversion.    36.9    (36.9)                                     --
Common stock repurchase.            (43.5)                                   (43.5)
Employee stock grant....     4.2                                               4.2
Other comprehensive
 income.................                          (14.4)                     (14.4)      $(14.4)
Dividends paid..........                                        (210.9)     (210.9)
Net income..............                                         217.0       217.0        217.0
                          ------   ------        ------       --------    --------       ------
February 27, 1998.......    41.1    328.5         (14.5)         977.3     1,332.4       $202.6
                                                                                         ======
Common stock conversion.    27.1    (27.1)                                     --
Common stock repurchase.   (15.0)                                            (15.0)
Common stock issuance...    24.8                                              24.8
Other comprehensive
 income.................                           (0.5)                      (0.5)      $ (0.5)
Dividends paid..........                                         (63.1)      (63.1)
Net income..............                                         221.4       221.4        221.4
                          ------   ------        ------       --------    --------       ------
February 26, 1999.......    78.0    301.4         (15.0)       1,135.6     1,500.0       $220.9
                                                                                         ======
Common stock conversion.    22.8    (22.8)                                     --
Common stock repurchase.   (18.4)   (18.3)                                   (36.7)
Other comprehensive
 income.................                          (18.0)                     (18.0)      $(18.0)
Dividends paid..........                                         (67.3)      (67.3)
Net income..............                                         184.2       184.2        184.2
                          ------   ------        ------       --------    --------       ------
February 25, 2000.......  $ 82.4   $260.3        $(33.0)      $1,252.5    $1,562.2       $166.2
                          ======   ======        ======       ========    ========       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                       Year Ended
                                         --------------------------------------
                                         February 25, February 26, February 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
Net income.............................    $ 184.2      $ 221.4      $ 217.0
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization........      141.8        107.0         95.3
  Pension and postretirement benefit
   cost................................       26.3         22.7         17.9
  (Gain) loss on disposal of assets....      (17.0)         --           4.3
  Employee stock grant.................        --           --           4.2
  Deferred income taxes................       (4.5)        (2.7)        (4.7)
  Equity in net income of joint
   ventures and dealer transitions.....       (3.3)        (8.9)        (7.9)
  Changes in operating assets and
   liabilities, net of corporate
   acquisitions:
    Accounts receivable................       (9.4)        15.4        (36.7)
    Inventories........................      (21.2)         9.3          2.2
    Prepaids expenses and other assets.      (14.7)       (20.6)         3.7
    Accounts and notes payable.........        7.9        (15.7)        12.7
    Accrued expenses and other
     liabilities.......................       15.6         32.0         94.7
                                           -------      -------      -------
Net cash provided by operating
 activities............................      305.7        359.9        402.7
                                           -------      -------      -------
INVESTING ACTIVITIES
Capital expenditures...................     (188.8)      (170.4)      (126.4)
Proceeds from the disposal of assets...       39.6          --           1.2
Net increase in notes receivable and
 leased assets.........................     (140.2)       (52.2)       (69.3)
Net change in investments..............       (5.9)         4.4        (20.7)
Joint ventures and dealer transitions..       (9.7)       (66.8)         0.8
Corporate acquisitions, net of cash
 acquired..............................     (209.6)       (57.2)        (4.8)
                                           -------      -------      -------
Net cash used in investing activities..     (514.6)      (342.2)      (219.2)
                                           -------      -------      -------
FINANCING ACTIVITIES
Proceeds from issuance of debt.........      326.3          --           --
Repayments of debt.....................      (93.4)         --           --
Short-term borrowings, net.............       90.5          --           --
Common stock issuance..................        --          24.8          --
Common stock repurchase................      (36.7)       (15.0)       (43.5)
Dividends paid.........................      (67.3)       (63.1)      (210.9)
                                           -------      -------      -------
Net cash provided by (used in)
 financing activities..................      219.4        (53.3)      (254.4)
                                           -------      -------      -------
Effect of exchange rate changes on cash
 and cash equivalents..................       (4.3)         --           --
                                           -------      -------      -------
Net increase (decrease) in cash and
 cash equivalents......................        6.2        (35.6)       (70.9)
Cash and cash equivalents, beginning of
 year..................................       67.5        103.1        174.0
                                           -------      -------      -------
Cash and cash equivalents, end of year.    $  73.7      $  67.5      $ 103.1
                                           =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCASE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS

  Steelcase Inc. and its majority-owned subsidiaries (the "Company") is the world's largest manufacturer and provider of office furniture, office furniture systems and related products and services. The Company manufactures at more than 35 locations throughout the world, including the United States, Canada, Mexico and Europe. The Company distributes its products through a worldwide network of independent dealers in approximately 800 locations including approximately 400 in North America, 340 in Europe and 60 throughout the rest of the world. The Company operates under two geographical furniture segments, North America and International, and a services and other businesses segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, including the accounts of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor"), which became a wholly-owned subsidiary of the Company effective March 31, 1999 (See Note 19). The Company accounts for Steelcase Strafor on a two-month lag. During the normal course of business, the Company may obtain equity interests in dealers which the Company intends to resell as soon as practicable ("dealer transitions"). The financial statements for majority-owned dealer transitions for which no specific transition plan has been adopted or is in the process of being adopted at the acquisition date are consolidated with the Company's financial statements. Majority-owned dealer transitions with a transition plan that has been adopted or is in the process of being adopted at the acquisition date are accounted for under the equity method of accounting and included in joint ventures and dealer transitions in the accompanying consolidated balance sheet in an amount equal to the Company's equity in the net assets of those entities, principally based on audited financial statements for each applicable year.

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

 Reclassifications

  The Company has reclassified certain amounts from 1998 and 1999 to conform to the 2000 presentation.

 Year End

  The Company's year end is the last Friday in February with each fiscal quarter including 13 weeks. Fiscal years presented herein include the 52-week periods ended February 25, 2000, February 26, 1999 and February 27, 1998.

 Revenue Recognition

  Net sales include product sales, service revenues and leasing revenues. Product sales and service revenues are recognized as products are shipped and services are rendered. Leasing revenue includes interest earned on

                                STEELCASE INC.

the net investments in leased assets, which is recognized over the lease term as a constant percentage return. Service and leasing revenues are not material.

 Cash Equivalents

  Cash equivalents consist of highly liquid investments, primarily interest-earning deposits, treasury notes and commercial paper, with an original maturity of three months or less. Cash equivalents are reported at amortized cost, which approximates market, and approximated $17.0 million and $72.9 million as of February 25, 2000 and February 26, 1999, respectively.

 Long-Term Investments

  The Company currently classifies its investments as available-for-sale or held-to-maturity. Investments classified as available-for-sale approximated $1.5 million and $5.5 million as of February 25, 2000 and February 26, 1999, respectively. Gross unrealized gains and losses, net of taxes, are charged or credited to comprehensive income, a separate component of shareholders' equity. Investments classified as held-to-maturity typically include treasury notes, tax-exempt municipal bonds and other debt securities which the Company has the intent and ability to hold until maturity. These investments are reported at amortized cost. Investments classified as long-term mature over the next five years.

  Investments in corporate-owned life insurance ("COLI") policies, which were purchased to fund employee benefit plan obligations, are recorded at their net cash surrender values as reported by the issuing insurance companies associated with the COLI.

 Inventories

  Inventories are stated at the lower of cost or market and are valued based upon the last-in, first-out ("LIFO") method and the average cost method.

 Property and Equipment

  Property and equipment are stated at the lower of cost or net realizable value and depreciated using the straight line-method over the estimated useful life of the assets. Internal-use software applications and related development efforts are capitalized and amortized over the estimated useful lives of the applications, which do not exceed five years except for certain business application systems which approximate ten years. Software maintenance, Year 2000 related matters and training costs are expensed as incurred. Estimated useful lives of property and equipment are as follows:

             Buildings and improvements  10-50 years
             Machinery and equipment      3-15 years
             Furniture and fixtures        5-8 years
             Leasehold improvements       3-10 years
             Capitalized software         3-10 years

 Leased Assets

  The Company's net investment in leased assets includes both direct financing and operating leases. Direct financing leases consist of the present value of the future minimum lease payments receivable (typically over three to five years) plus the present value of the estimated residual value (collectively referred to as the net

                                STEELCASE INC.

investment). Residual value is an estimate of the fair value of the leased equipment at the end of the lease term, which the Company records based on market studies conducted by independent third parties.

  Operating leased assets consist of the equipment cost, less accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as set forth above.

Goodwill and Other Intangible Assets

  Goodwill and other intangible assets resulting from business acquisitions are stated at cost and amortized on a straight-line basis over a period of 15 to 40 years. The carrying value for goodwill totaled $352.4 million and $86.2 million at February 25, 2000 and February 26, 1999, respectively. Goodwill and other intangible asset amortization expense approximated $16.9 million, $4.1 million and $4.2 million for 2000, 1999 and 1998, respectively.

  The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, a current charge to income is recognized.

 Product Related Expenses

  Research and development expenses, which are expensed as incurred, approximated $70.0 million, $75.0 million and $70.0 million for 2000, 1999 and 1998, respectively.

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

  The accrued liabilities for self-insured losses included in other accrued expenses in the accompanying consolidated balance sheets are as follows (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Workers' compensation claims.......................    $18.2        $18.6
   Product liability claims...........................     10.4         11.5
                                                          -----        -----
                                                          $28.6        $30.1
                                                          =====        =====

  The Company maintains a Voluntary Employees' Beneficiary Association ("VEBA") to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims, which have been fully funded by the Company in the VEBA, approximated $6.8 million and $7.9 million as of February 25, 2000 and February 26, 1999, respectively.

                                STEELCASE INC.

 Product Warranty

  The Company offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. Accordingly, the Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold. In accordance with its warranty policy, the Company reserved for known warranty issues regarding its Pathways based products. See Note 20 regarding the one-time Pathways warranty charge taken in the fourth quarter of fiscal 2000. The accrued liability for warranty costs included in other accrued expenses in the accompanying consolidated balance sheets approximated $54.5 million (including the Pathways warranty reserve) and $20.6 million as of February 25, 2000 and February 26, 1999, respectively.

 Environmental Matters

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying consolidated balance sheets approximated $10.0 million and $10.7 million as of February 25, 2000 and February 26, 1999, respectively. Based on the Company's ongoing oversight of these matters, the Company believes that it has accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

 Advertising

  Advertising costs, which are expensed as incurred, approximated $18.8 million, $11.3 million and $7.9 million for 2000, 1999 and 1998, respectively.

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

 Earnings Per Share

  Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Company's Stock Incentive Plans. The weighted average number of shares outstanding for basic and diluted calculations were 152.8 million, 153.8 million and 154.8 million for 2000, 1999 and 1998, respectively.

 Stock-Based Compensation

  Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation

                                STEELCASE INC.

plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for its Stock Incentive Plans in accordance with APB Opinion No. 25. Pro forma results of operations, as if the fair value method prescribed by SFAS No. 123 had been used to account for its Stock Incentive Plans, are presented in Note 13.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments, consisting of cash equivalents, investments, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities.

  The carrying amount of the Company's long-term debt approximates fair value due to the variable interest rates applied to the debt.

  See additional discussion regarding foreign currency contracts and interest rate swaps and caps in Note 16.

 Accounting for Derivative Instruments and Hedging Activities

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This statement is effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 in fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

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

3. COMPREHENSIVE INCOME

  Total comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. For the Company, other comprehensive income consists of foreign currency translation adjustments, which aggregated $33.4 million and $13.8 million at February 25, 2000 and February 26, 1999, respectively, unrealized gain (loss) on investments and minimum pension liabilities, as follows (in millions):

                                                     Year Ended
                                       --------------------------------------
                                       February 25, February 26, February 27,
                                           2000         1999         1998
                                       ------------ ------------ ------------
   Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
      adjustments.....................    $(19.6)      $ 0.7        $(14.4)
     Unrealized gain (loss) on
      investments.....................       1.1        (0.7)          --
     Minimum pension liabilities......       0.5        (0.5)          --
                                          ------       -----        ------
   Other comprehensive income (loss)..    $(18.0)      $(0.5)       $(14.4)
                                          ======       =====        ======

                                STEELCASE INC.

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

5. INVENTORIES

  Inventories consist of (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Finished goods.....................................   $  71.6       $40.9
   Work in process....................................      45.6        32.3
   Raw materials......................................      93.4        70.8
                                                         -------       -----
                                                           210.6       144.0
   LIFO reserve.......................................     (44.1)      (47.5)
                                                         -------       -----
                                                         $ 166.5       $96.5
                                                         =======       =====

  Inventories determined by the LIFO method aggregated $121.3 million and $112.4 million at February 25, 2000 and February 26, 1999, respectively. The effect of LIFO liquidations is not material.

                                STEELCASE INC.

6. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net consist of (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Land...............................................  $    90.8    $    43.3
   Buildings and improvements.........................      759.1        650.8
   Machinery and equipment............................    1,189.3        984.7
   Furniture and fixtures.............................      101.0         72.1
   Leasehold improvements.............................       48.3         45.8
   Capitalized software...............................       92.3         59.8
   Construction in progress...........................      115.3         82.2
                                                        ---------    ---------
                                                          2,396.1      1,938.7
   Accumulated depreciation and amortization..........   (1,457.0)    (1,199.7)
                                                        ---------    ---------
                                                        $   939.1    $   739.0
                                                        =========    =========

  Depreciation and amortization expense approximated $124.9 million, $102.9 million and $91.1 million for 2000, 1999 and 1998, respectively. Construction in progress consists of numerous equipment, facility and software projects, none of which are material individually or in the aggregate.


7. NOTES RECEIVABLE AND LEASED ASSETS

  Notes receivable and leased assets consist of (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Notes receivable:
    Project financing.................................    $ 14.8       $ 19.3
    Asset-based lending...............................      85.2         63.4
    Ownership transition financing....................      43.7         41.2
    Other.............................................       3.5          4.2
   Net investment in leased assets:
    Direct financing leases...........................     259.6        187.6
    Net operating leases..............................      89.5         41.3
   Allowance for losses...............................     (13.2)        (7.5)
                                                          ------       ------
                                                           483.1        349.5
   Current portion....................................     189.0        140.4
                                                          ------       ------
   Long-term portion..................................    $294.1       $209.1
                                                          ======       ======

  Notes receivable include three distinct programs of dealer financing: project financing; asset-based lending; and ownership transition financing. Through these programs, the Company helps dealers secure interim financing, establish working capital lines of credit, finance ownership changes and restructure debt.

  The terms of notes receivable range from a few months for project financing to 15 years for certain ownership transition financing. Interest rates are both floating and fixed, reaching up to 11% as of February 25, 2000. The loans are generally secured by certain dealer assets and, in some cases, the common stock of the dealership. Unused asset-based lending credit lines approximated $37.2 million as of February 25, 2000, subject to available collateral. These commitments generally expire in one year and are reviewed periodically for renewal.

                                STEELCASE INC.

  The following summarizes future minimum lease payments receivable as of February 25, 2000 (in millions):

                                                              Direct
                                                             financing Operating
   Year ending February                                       leases    leases
   --------------------                                      --------- ---------
   2001.....................................................  $ 80.0     $25.3
   2002.....................................................    66.4      23.5
   2003.....................................................    52.6      20.7
   2004.....................................................    40.2      14.0
   2005 and thereafter......................................    47.6       4.3
                                                              ------     -----
                                                              $286.8     $87.8
                                                              ======     =====

  Approximately 34% of direct financing leases call for transfer of ownership to customers at lease-end. The original equipment cost at lease inception for leases in effect as of February 25, 2000 is $375.2 million for direct financing leases and $112.7 million for operating leases.

8. JOINT VENTURES AND DEALER TRANSITIONS

  The Company's investments in and advances to its unconsolidated joint ventures and dealer transitions are summarized as follows (in millions):

                                                      February 25, February 26,
                                                          2000         1999
                                                      ------------ ------------
   Investment in and advances to Steelcase Strafor...    $ --         $187.9
   Investments in dealer transitions.................     25.3           7.1
   Other joint ventures..............................     11.7          15.4
                                                         -----        ------
                                                         $37.0        $210.4
                                                         =====        ======

  As discussed in Note 19, the Company acquired the remaining 50% interest in Steelcase Strafor effective March 31, 1999. In December 1998, the Company issued a note receivable to Steelcase Strafor in the amount of $66.4 million to fund in part the acquisition of Werndl BuroMobeL AG ("Werndl") by Steelcase Strafor.

  Investments in dealer transitions represent dealers which the Company has acquired with the intention of reselling as soon as practicable. Accordingly, the Company recognizes its share of earnings and losses from dealer transitions pursuant to the equity method of accounting. Accounts and notes receivable from dealer transitions approximated $75.2 million and $25.0 million as of February 25, 2000 and February 26, 1999, respectively.

  Other joint ventures are comprised of joint ventures in the United States, Saudi Arabia, Japan and Thailand.

                                STEELCASE INC.

  The Company's equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                      Year Ended
                                        --------------------------------------
                                        February 25, February 26, February 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   50% share of Steelcase Strafor net
    income(1)..........................    $ 2.6         $8.9         $5.6
   Net income of dealer transitions....      1.0          0.1          2.0
   Other joint ventures, net...........     (0.3)        (0.1)         0.3
                                           -----         ----         ----
                                           $ 3.3         $8.9         $7.9
                                           =====         ====         ====

--------
(1) Due to the effective date of the Company's acquisition of Steelcase Strafor (see Note 19), net income for the year ended February 25, 2000 represents Steelcase's share of Steelcase Strafor's net income for the first quarter of fiscal 2000.

  Summarized financial information for Steelcase Strafor, prior to the acquisition indicated in Note 19, as of December 31, 1998 and the two years ended December 31, 1998, is as follows (in millions):

                                                                    December 31,
                                                                        1998
                                                                    ------------
   Balance Sheet:
     Current assets................................................    $315.4
     Property and equipment, net...................................     154.4
     Other assets..................................................     189.9
                                                                       ------
       Total assets................................................     659.7
                                                                       ------
     Current liabilities...........................................     310.1
     Long-term liabilities.........................................     118.6
                                                                       ------
       Total liabilities...........................................     428.7
                                                                       ------
       Net assets..................................................    $231.0
                                                                       ======

                                                                    Year Ended
                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
   Results of Operations:
     Net sales.................................................... $506.9 $468.6
     Operating income.............................................   33.3   26.5
     Net income...................................................   17.9   11.2

9. OTHER ASSETS

  Other assets consist of (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Corporate-owned life insurance.....................   $ 136.8       $113.5
   Long-term investments..............................      10.5         12.9
   Other..............................................      26.5         20.1
                                                         -------       ------
                                                         $ 173.8       $146.5
                                                         =======       ======

                                STEELCASE INC.

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                               Weighted
                                Average
                               Interest                  February 25, February 26,
                                 Rates        Maturity       2000         1999
                             -------------  ------------ ------------ ------------
                                                (in millions)
   U.S. dollar obligations:
     Revolving credit
      facilities(1) .......           6.09%         2001    $ 45.4        $--
     Notes payable(2)......  7.00% -- 7.83% 2001 -- 2007      60.0         --
     Lease receivables
      transfer facility(3).           7.09% 2001 -- 2007     170.3         --
     Other.................                                    2.7         --
                                                            ------        ----
                                                             278.4         --
                                                            ------        ----
   Foreign currency
    obligations:
     Revolving credit
      facilities(4)........           3.34% 2001 -- 2005     165.8         --
     Notes payable(5)......  3.45% -- 7.00% 2001 -- 2012      19.9         --
     Other.................                                    2.7         --
                                                            ------        ----
                                                             188.4         --
                                                            ------        ----
   Total short-term
    borrowings and long-
    term debt..............                                  466.8         --
   Short-term borrowings
    and current portion of
    long-term debt.........                                  209.0         --
                                                            ------        ----
   Long-term debt..........                                 $257.8        $--
                                                            ======        ====

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

  Additionally, the Company has entered into agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $90.0 million at variable interest rates determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions, may be renewed annually.

(2) Notes payable represents various amounts payable to banks and others. Certain agreements contain covenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio. Approximately $12.1 million of notes payable are collateralized by lease receivables, including certain leased assets.

(3) In October 1999, the Company established a $200.0 million committed lease receivables transfer facility under which it has the right, subject to certain conditions, to receive advances against the transfer of certain lease receivables. The advances are funded either by a bank sponsored conduit vehicle via the issuance of commercial paper or by committed financial institutions. Borrowings under the facility are repaid from the cash flow of specified lease receivables related to the Company's leasing portfolio. The facility may be renewed annually, and advances on the facility are due monthly over the next seven years with principal

                                STEELCASE INC.

   payments determined based upon the related underlying leases. Interest on the facility is based on the floating commercial paper rate or LIBOR plus a margin (an effective rate of 6.13% at February 25, 2000). Lease payments on the underlying lease receivables are based upon fixed interest rates. Therefore, to hedge the exposure to changes in interest rates, the Company entered into interest rate swaps in conjunction with each borrowing that effectively provides a 7.09% fixed rate for borrowings on the facility at February 25, 2000. For more information regarding interest rate swaps, see
   Note 16.

(4) In August 1999, the Company established an unsecured committed multi-currency revolving credit facility with various financial institutions under which it may borrow up to euro ("EUR") 200.0 million or its equivalent in optional currencies. The agreement is comprised of two tranches; Tranche A is a EUR 75.0 million, 364-day revolving facility and Tranche B is a EUR 125.0 million five-year term facility. Tranche A facility borrowings amounted to $75.5 million (EUR 75.0 million) at February 25, 2000. Subject to certain conditions, the Tranche A facility may be renewed annually for additional 364-day periods. Tranche B facility borrowings, which amounted to $76.5 million (EUR 76.0 million) at February 25, 2000, effectively mature at the end of the facility term. Interest on each borrowing, which is due no later than the maturity of such borrowing, is based on EURIBOR, LIBOR or a floating base rate as selected by the Company, in each case, plus a margin for the applicable borrowing term (an effective rate of 3.59% and 3.63% at February 25, 2000 for Tranche A and Tranche B borrowings, respectively). The agreement contains certain covenants, which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio. To reduce its exposure to adverse changes in interest rates on long-term borrowings, the Company has entered into interest rate swap and cap agreements in the amount of Tranche B borrowings which effectively produce a 3.06% fixed interest rate as long as the 12-month EURIBOR rate remains between 3.06% and 5.00%. When the 12-month EURIBOR is less than 3.06% or greater than 5.00%, the Company pays a floating rate based on the 12-month EURIBOR. The Company's effective interest rate on Tranche B borrowings including the effect of swaps and caps approximated 3.06% at February 25, 2000.

  Additionally, the Company has entered into agreements with certain foreign financial institutions which provide for foreign borrowings on unsecured non-committed short-term credit facilities approximating $49.4 million, with interest rates determined by agreement at the time of borrowing. Borrowings on these agreements, which mature within one year and subject to certain conditions may be renewed annually, amounted to $13.8 million at February 25, 2000.

(5) Notes payable represents foreign capitalized lease obligations, collateralized by the underlying leased assets, and various other foreign third party notes payable.

  Annual maturities on short-term borrowings and long-term debt are as follows (in millions):

   2001.................................................................. $209.0
   2002..................................................................   58.0
   2003..................................................................   47.3
   2004..................................................................   35.7
   2005..................................................................   97.1
   Thereafter............................................................   19.7
                                                                          ------
                                                                          $466.8
                                                                          ======

  Total cash paid for interest on short-term borrowings and long-term debt amounted to $10.6 million and zero for the years ended February 25, 2000 and February 26, 1999, respectively.

                                STEELCASE INC.

11. EMPLOYEE BENEFIT PLAN OBLIGATIONS

  Employee benefit plan obligations consist of (in millions):

                                                      February 25, February 26,
                                                          2000         1999
                                                      ------------ ------------
   Profit-sharing plans..............................    $ 67.8       $ 38.4
   Management incentive and deferred compensation
    plans............................................      58.4         56.1
   Pension and postretirement plans:
   Pension benefits..................................      31.6         18.4
   Postretirement benefits...........................     175.9        161.7
                                                         ------       ------
                                                          333.7        274.6
   Current portion...................................      90.0         51.8
                                                         ------       ------
   Long-term portion.................................    $243.7       $222.8
                                                         ======       ======

 Profit-Sharing Plans

  Substantially all North American employees are covered under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and the Steelcase Inc. Employees' Money Purchase Plan or under similar subsidiary plans. Annual Company contributions under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and similar subsidiary plans are discretionary and declared by the Compensation Committee at the end of each fiscal year. Under the Steelcase Inc. Employees' Money Purchase Plan, annual Company contributions are required in the amount of 5% of eligible annual compensation. Total expense under these plans approximated $65.9 million, $70.1 million and $79.4 million for 2000, 1999 and 1998, respectively.

 Management Incentive and Deferred Compensation Plans

  The Management Incentive Plan is an annual and long-term incentive compensation program that provides eligible key employees with cash payments and Company stock options based on the achievement by the Company of specified financial performance goals measured by Economic Value Added ("EVA"), as defined in the plan.

  Annual bonuses are payable after the end of the fiscal year and therefore, are included in accrued compensation in the accompanying consolidated balance sheets. 75% of the long-term bonus amounts are paid out over a subsequent three-year period and 25% are paid in Company stock options, which vest over 3 years. The Company has future retirement obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. Compensation withheld has primarily been invested in corporate-owned life insurance, which is expected to be sufficient to cover such future obligations.

  Management incentive and deferred compensation expense approximated $23.9 million, $28.9 million and $21.2 million for 2000, 1999 and 1998, respectively.

 Pension and Postretirement Benefits

  The Company's pension plans include a non-qualified supplemental retirement plan that is limited to a select group of management or highly compensated employees. The obligations under this plan and other defined benefit plans at its subsidiaries are included in the pension disclosure.

                                STEELCASE INC.

  The Company and certain of its subsidiaries have postretirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. The Company accrues the cost of postretirement insurance benefits during the service lives of employees based on actuarial calculations for each plan.

  The following sets forth the disclosure requirements of SFAS No. 132 (in millions):

                                   Pension Plans         Postretirement Plans
                             ------------------------- -------------------------
                             February 25, February 26, February 25, February 26,
                                 2000         1999         2000         1999
                             ------------ ------------ ------------ ------------
   Change in benefit
    obligations:
   Benefit obligations at
    beginning of year......     $ 38.0       $ 20.9      $ 192.2      $ 180.2
   Service cost............        3.6          2.0          5.7          5.5
   Interest cost...........        4.6          2.5         13.2         12.5
   Amendments..............       (1.3)        14.3         (6.0)         1.9
   Net actuarial (gain)
    loss for prior year....       (2.7)         0.6          7.9          --
   Plan participant's
    contributions..........        0.2          --           2.5          2.1
   Acquisitions (see Note
    19)....................       33.5          --           --           --
   Currency changes........        0.4          --           --           --
   Benefits paid...........       (4.5)        (2.3)       (10.2)       (10.0)
                                ------       ------      -------      -------
   Benefit obligations, end
    of year................       71.8         38.0        205.3        192.2
                                ------       ------      -------      -------
   Change in plan assets:
   Fair value of plan
    assets, beginning of
    year...................       14.8          3.8          --           --
   Actual return on plan
    assets.................        1.2          0.5          --           --
   Employer contributions..        2.5          4.2          7.6          7.9
   Plan participant's
    contributions..........        1.0          0.3          2.4          2.1
   Acquisitions (see Note
    19)....................       21.1          --           --           --
   Currency changes........        1.3          --           --           --
   Benefits paid...........       (4.1)        (2.3)       (10.0)       (10.0)
   Other...................        --           8.3          --           --
                                ------       ------      -------      -------
   Fair value of plan
    assets, end of year....       37.8         14.8          --           --
                                ------       ------      -------      -------
   Funded status...........      (34.0)       (23.2)      (205.3)      (192.2)
   Unrecognized prior
    service cost...........        2.6          --           --          10.1
   Unrecognized transition
    obligation.............        0.2          4.0          1.6          --
   Unrecognized net
    actuarial loss.........        0.7          1.5         27.8         20.4
                                ------       ------      -------      -------
   Net amount recognized...     $(30.5)      $(17.7)     $(175.9)     $(161.7)
                                ======       ======      =======      =======
   Amounts recognized in
    the consolidated
    balance sheets:
   Accrued benefit plan
    obligations............     $(31.6)      $(18.4)     $(175.9)     $(161.7)
   Prepaid pension costs...        0.9          0.2          --           --
   Intangible assets.......        0.2          --           --           --
   Accumulated other
    comprehensive income...        --           0.5          --           --
                                ------       ------      -------      -------
   Net amount recognized...     $(30.5)      $(17.7)     $(175.9)     $(161.7)
                                ======       ======      =======      =======

                                STEELCASE INC.

                                                            Year Ended
                           -----------------------------------------------------------------------------
                                       Pension Plans                       Postretirement Plans
                           -------------------------------------- --------------------------------------
                           February 25, February 26, February 27, February 25, February 26, February 27,
                               2000         1999         1998         2000         1999         1998
                           ------------ ------------ ------------ ------------ ------------ ------------
 Components of expense:
 Service cost............      $3.6         $2.0         $0.9        $ 5.7        $ 5.5        $ 3.8
 Interest cost...........       4.6          2.5          1.4         13.2         12.5         11.8
 Amortization of prior
  year service cost......       --           --           --           0.6          0.8          0.3
 Expected return on plan
  assets.................      (2.5)        (0.9)        (0.3)         --           --           --
 Amortization of
  transition obligation..       0.3          0.3          --           0.5          --           --
 Recognized net actuarial
  (gain) loss............       0.1         (0.2)         --           0.2          0.2          --
                               ----         ----         ----        -----        -----        -----
 Net expense.............      $6.1         $3.7         $2.0        $20.2        $19.0        $15.9
                               ====         ====         ====        =====        =====        =====
 Weighted-average
  assumptions:
 Discount rate...........      7.00%        7.00%        7.00%        8.00%        7.00%        7.00%
 Expected return on plan
  assets.................      5.00%        7.50%        8.00%         --           --           --
 Rate of salary
  progression............      5.25%        4.50%        4.50%        4.50%        4.50%        4.50%

  The assumed health care cost trend was 7.5% for 2000, gradually declining to 5.0% in 2005 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

                                                 One percentage One percentage
                                                 point increase point decrease
                                                 -------------- --------------
   Effect on total of service and interest cost
    components..................................     $ 2.1          $ (1.9)
   Effect on postretirement benefit obligation..     $19.3          $(17.5)

12. CAPITAL STRUCTURE

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

                                STEELCASE INC.

 Terms of Class A Common Stock and Class B Common Stock

  Each share of Class A Common Stock sold in the Offerings resulted from the conversion of one share of Class B Common Stock concurrently with the consummation of such sale. The holders of Common Stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of the applicable laws and the rights of any series of Preferred Stock to a separate class vote. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder thereof at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after the Recapitalization, at such time as a corporation, partnership, limited liability company, trust or charitable organization ceases to be 100% controlled by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of the then outstanding shares of Common Stock (without regard to voting rights).

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

13. STOCK INCENTIVE PLANS

  The Stock Incentive Plans for employees and affiliates of the Company include the Steelcase Inc. Employee Stock Purchase Plan (the "Purchase Plan") and the Steelcase Inc. Incentive Compensation Plan (the "Incentive Compensation Plan").

 Employee Stock Purchase Plan

  The Company reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Purchase Plan, each eligible employee, as of the start of any purchase period, will be granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. The Board may at any time amend or terminate the Purchase Plan.

                                STEELCASE INC.

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

 Incentive Compensation Plan

  The Company reserved for issuance under the Incentive Compensation Plan a maximum of 150,000 shares of Class A Common Stock for a special one-time grant on the date of the pricing of the Offerings plus an additional 6,134,727 shares of Common Stock. The Compensation Committee or its designee will have full authority, subject to the provisions of the Incentive Compensation Plan, to determine, among other things, the persons to whom awards under the Incentive Compensation Plan ("Awards") will be made, the exercise price, vesting, size and type of such Awards, and the specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards.

  Awards may be made to employees and non-employee directors of the Company or others as designated by the Compensation Committee. A variety of Awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as the Compensation Committee may determine. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.

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

                                STEELCASE INC.

  In addition, the Company issued options to purchase shares of Class A Common Stock to certain employees and non-employee directors of the Company, both in connection with and subsequent to the Offerings in 1998. Information relating to the Company's stock options, which pursuant to APB Opinion No. 25 did not result in any material compensation expense recognized by the Company, is as follows:

                                              Number of  Weighted Average Option
                                               Shares        Price Per Share
                                              ---------  -----------------------
   Unexercised options outstanding -
    February 28, 1997........................       --              --
     Options granted......................... 2,661,000          $28.00
     Options exercised.......................       --              --
     Options forfeited.......................       --              --
                                              ---------          ------
   Unexercised options outstanding-
    February 27, 1998........................ 2,661,000          $28.00
     Options granted.........................     9,350          $36.50
     Options exercised.......................       --              --
     Options forfeited.......................       --              --
                                              ---------          ------
   Unexercised options outstanding -
    February 26, 1999........................ 2,670,350          $28.03
     Options granted......................... 1,609,500          $14.35
     Options exercised.......................       --              --
     Options forfeited.......................  (202,250)         $24.68
                                              ---------          ------
   Unexercised options outstanding -
    February 25, 2000........................ 4,077,600          $22.80
                                              =========          ======
   Exercisable options:
    February 27, 1998........................       --              --
    February 26, 1999........................   289,100          $28.00
    February 25, 2000........................   579,135          $28.01
                                              =========          ======

  The price per share of options outstanding ranged from $13.94 to $36.50 at February 25, 2000, $28.00 to $36.50 at February 26, 1999 and $28.00 at
February 27, 1998. As of February 25, 2000, there were 2,057,587 options available for future issuances.

 SFAS No. 123 Pro Forma Data

  As discussed in Note 2, the Company accounts for its Stock Incentive Plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the Employee Discount Option Grant or the Company's employee stock option grants. If the Company had recognized compensation expense based upon the fair value of the Employee Discount Option Grant and the Company's employee stock option grants at the date of grant and their respective vesting periods, as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                         February 25, February 26, February 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Pro forma net income.................    $181.5       $219.6       $212.8
   Pro forma earnings per share (basic
    and diluted)........................    $ 1.19       $ 1.43       $ 1.37

                                STEELCASE INC.

  The estimated fair value of the Employee Discount Option Grant approximated the 15% discount discussed above. The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          February 25, February 26, February 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Risk-free interest rate...............     5.2%          5.6%         5.5%
   Dividend yield........................     3.1%          1.4%         1.4%
   Volatility............................    31.6%         32.4%        30.0%
   Average expected term (years).........     4.0           6.8          6.8
   Fair value of options granted.........    $3.59        $14.16       $10.60

14. OTHER INCOME, NET

  Other income, net consists of (in millions):

                                                       Year Ended
                                         --------------------------------------
                                         February 25, February 26, February 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Interest income......................    $ 16.6       $23.2        $29.2
   Interest income from tax litigation..       --          5.8          --
   Gain (loss) on dealer transitions....       8.3        (2.2)        (1.8)
   Gain on disposal of property and
    equipment...........................      10.0         --           --
   Gain on sale of investments..........       7.0         --           --
   Miscellaneous-net....................      (1.4)       (6.6)        (3.1)
                                            ------       -----        -----
                                            $ 40.5       $20.2        $24.3
                                            ======       =====        =====

15. INCOME TAXES

  The provision for income taxes on income before equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                        Year Ended
                                          --------------------------------------
                                          February 25, February 26, February 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Current income taxes:
     Federal.............................   $  98.9       $115.7       $115.7
     State and local.....................       4.5          9.0          9.5
     Foreign.............................      19.2          2.9         10.4
                                            -------       ------       ------
                                              122.6        127.6        135.6
                                            -------       ------       ------
   Deferred income taxes:
     Federal.............................      (4.6)        (3.1)        (0.8)
     State and local.....................      (0.1)        (0.3)        (0.3)
     Foreign.............................      (2.4)         0.7         (3.6)
                                            -------       ------       ------
                                              (7.1)         (2.7)        (4.7)
                                            -------       ------       ------
                                            $ 115.5       $124.9       $130.9
                                            =======       ======       ======

  The company has not provided for U.S. income taxes on undistributed earnings of foreign subsidiaries totaling $130.8 million at February 25, 2000, as foreign subsidiary undistributed earnings are considered permanently invested in those businesses. These amounts would be subject to possible U.S. taxation only if remitted as dividends. Foreign withholding taxes could be payable upon remittance of these earnings. Subject to

                                STEELCASE INC.

certain limitations, the withholding taxes would then be available for use as credit against the U.S. tax liability. However, the determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following (in millions):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Deferred income tax assets:
     Employee benefit plan obligations................    $112.2       $107.9
     Reserves and allowances..........................      50.9         29.2
     Foreign losses...................................       3.6          5.8
     Other............................................       7.1         12.3
                                                          ------       ------
   Total deferred income tax assets...................     173.8        155.2
   Deferred income tax liabilities:
     Property and equipment...........................     (45.4)       (39.6)
     Intangible assets................................     (24.0)         --
     Net leased assets................................     (12.1)        (6.4)
                                                          ------       ------
   Net deferred income tax assets.....................      92.3        109.2
   Current portion....................................      78.1         68.7
                                                          ------       ------
   Non-current portion................................    $ 14.2       $ 40.5
                                                          ======       ======

  The Company has recorded a deferred tax asset as of February 25, 2000 of $3.6 million reflecting the benefit of foreign operating loss carry-forwards that expire at various dates through 2007. Realization is dependent on future taxable income of the related foreign operations and tax planning strategies available to the Company. Although realization is not assured, management believes it is more likely than not that deferred tax assets will be realized.

  The effective income tax rate on income before equity in net income of joint ventures and dealer transitions varied from the statutory federal income tax rate as set forth in the following table:

                                                       Year Ended
                                         --------------------------------------
                                         February 25, February 26, February 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Statutory federal income tax rate....     35.0%        35.0%        35.0%
   State and local income taxes.........      1.6          2.5          2.7
   Tax exempt interest..................      --           --          (0.2)
   Goodwill and intangible asset
    amortization and write-offs.........      1.0          0.3          0.2
   Research and development credit......     (0.3)        (0.4)        (0.6)
   Other................................      1.7         (0.4)         1.4
                                             ----         ----         ----
   Effective income tax rate............     39.0%        37.0%        38.5%
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

  The Company made income tax payments of $123.2 million, $59.3 million and $116.0 million during 2000, 1999 and 1998, respectively.

                                STEELCASE INC.

16. FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

  Financial instruments, which potentially subject the Company to concentrations of investment and credit risk, primarily consist of cash equivalents, investments, accounts receivable and notes receivable and leased assets, corporate-owned life insurance policies, accounts payable and short-term borrowings and long-term debt. The Company places its cash with high-quality financial institutions and invests in high-quality securities and commercial paper. The Company limits its exposure, by policy, to any one financial institution or debtor.

  The Company's customers consist primarily of independent dealers in the office environment industry. They are dispersed globally, but primarily across all North American and several European geographic areas. All probable uncollectible accounts and notes receivable and leased assets have been appropriately considered in establishing the allowances for losses. In general, the Company obtains security interests in the assets of the customer. These security interests are generally secondary to the interest of the customer's primary lenders.

  Guarantees of debt obligations are conditional commitments issued by the Company to guarantee the performance of certain unconsolidated dealers and joint ventures to a third party. These guarantees are primarily issued to support private borrowing arrangements. The Company has guaranteed approximately $49.7 million and $30.6 million of debt obligations of unconsolidated dealers and joint ventures as of February 25, 2000 and February 26, 1999, respectively. Although this amount represents the maximum exposure to loss, management believes the actual risk of loss to be insignificant.

  The Company uses financial instruments, principally forward contracts and swaps and interest rate swaps and caps, primarily to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates. These contracts hedge transactions and balances for periods and amounts consistent with its committed exposures and do not constitute investments independent of these exposures. The Company does not use these financial instruments for speculative or trading purposes. Gains and losses on currency forward contracts and swaps that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled, and generally offset. Gains and losses on interest rate swaps and caps are recognized as an adjustment to interest expense over the life of the contract. See Note 10 for more information regarding interest rate swaps and caps. The fair market value of forward contracts and swaps and interest rate swaps and caps was not material at February 25, 2000 or February 26, 1999.

17. COMMITMENTS AND CONTINGENCIES

  The Company leases certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2013. Minimum annual rental commitments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of February 25, 2000, are as follows (in millions):

   Year Ending                                                            Amount
   -----------                                                            ------
   2001.................................................................. $ 29.5
   2002..................................................................   22.6
   2003..................................................................   19.4
   2004..................................................................   16.6
   2005..................................................................   14.2
   Thereafter............................................................   24.7
                                                                          ------
                                                                          $127.0
                                                                          ======

                                STEELCASE INC.

  Rent expense under all operating leases approximated $39.8 million, $42.5 million and $47.0 million for 2000, 1999 and 1998, respectively.

  The Company is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

18. OPERATING SEGMENTS

  The Company's principal business is the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods, and interior architectural products. In addition, the Company also provides services and is engaged in non-furniture businesses, which include marine accessories and design, financial services and consulting services. The Company operates on a worldwide basis within three reportable segments, two of which are geographic furniture segments, and services and other businesses. In prior years, the Company has reported those two geographic furniture segments as being the U.S. and International/Canada combined. Due to the acquisition of the remaining 50% equity interest in Steelcase Strafor and the significant impact of this acquisition on the Company's consolidated financial statements, the Company has implemented a new reporting structure which focuses separately on North American and International furniture operations. North America includes the U.S., Canada and the Steelcase Design Partnership. International includes the rest of the world, with the major portion of the operations in Europe. Accordingly, prior year segment information presented below has been restated to reflect the new reporting structure.

  The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included elsewhere herein.

  The following sets forth reportable segment data reconciled to the consolidated financial statements for the three years ended February 25, 2000, February 26, 1999 and February 27, 1998 (in millions):

                              Office Furniture       Services &
                         ---------------------------   Other
2000                     North America International Businesses Eliminations Consolidated
----                     ------------- ------------- ---------- ------------ ------------ --- ---
Net sales...............   $2,606.4       $721.5       $136.5     $(148.3)     $3,316.1
Operating income........      239.8         31.4         11.0       (10.4)        271.8
Total assets............    1,678.2        679.2        680.2         --        3,037.6
Capital expenditures....      169.9         14.5          8.4        (4.0)        188.8
Depreciation &
 amortization...........      103.4         35.1          8.3        (5.0)        141.8

                              Office Furniture       Services &
                         ---------------------------   Other
1999                     North America International Businesses Eliminations Consolidated
----                     ------------- ------------- ---------- ------------ ------------ --- ---
Net sales...............   $2,511.3       $622.2       $115.9     $(506.9)     $2,742.5
Operating income........      302.5         39.1          8.8       (33.3)        317.2
Total assets............    1,559.2        694.4        588.7      (659.7)      2,182.5
Capital expenditures....      162.3         31.1          5.5       (28.5)        170.4
Depreciation &
 amortization...........       98.9         23.8          6.9       (22.5)        107.0

                              Office Furniture       Services &
                         ---------------------------   Other
1998                     North America International Businesses Eliminations Consolidated
----                     ------------- ------------- ---------- ------------ ------------ --- ---
Net sales...............   $2,495.7       $607.0       $125.9     $(468.6)     $2,760.0
Operating income........      301.1         38.5          4.3       (26.5)        317.4
Total assets............    1,444.5        528.8        528.5      (494.6)      2,007.2
Capital expenditures....      117.3         13.9          9.1       (13.9)        126.4
Depreciation &
 amortization...........       85.8         25.9          7.9       (24.3)         95.3

                                STEELCASE INC.

  For the first quarter of 2000 and for full year 1999 and 1998, International office furniture reflects the accounts of Steelcase Strafor, the Company's 50% owned joint venture in Europe, as if the joint venture had been consolidated. As described in Note 19, the remaining 50% equity interest of Steelcase Strafor was purchased effective March 31, 1999. Accordingly, Steelcase Strafor's results of operations have been consolidated with the Company's results of operations from the acquisition date. Eliminations include the removal of Steelcase Strafor unconsolidated financial results in order to reconcile with the Company's consolidated totals.

  Total assets within services and other businesses include notes receivable and leased assets as described in Note 7.

  Reportable geographic information is as follows (in millions):

                                                        Year Ended
                                          --------------------------------------
                                          February 25, February 26, February 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Net Sales:
     United States.......................   $2,641.5     $2,516.5     $2,509.4
     Foreign locations(1)................      674.6        226.0        250.6
                                            --------     --------     --------
       Total.............................   $3,316.1     $2,742.5     $2,760.0
                                            ========     ========     ========
   Long-lived Assets:
     United States.......................   $1,070.7     $  953.2     $  819.9
     Foreign locations(1)................      464.8         31.9         38.4
                                            --------     --------     --------
       Total.............................   $1,535.5     $  985.1     $  858.3
                                            ========     ========     ========

--------
(1) Information for Steelcase Strafor prior to the Company's March 31, 1999 acquisition of the remaining 50% equity interest in Steelcase Strafor has been excluded (see Note 19).

  Net sales are attributable to countries based on the location of the customer.

19. ACQUISITIONS

  On April 22, 1999, Steelcase Inc., through its wholly-owned French subsidiary, Steelcase SAS, acquired the 50% equity interest in Steelcase Strafor held by its joint venture partner, Strafor Facom S.A. The purchase was effective as of March 31, 1999. As a part of this transaction, the Company also acquired Strafor Facom S.A.'s 5% equity interest in Werndl, 3% equity interest in Pohlschroder GmbH and 50% equity interest in Details S.A. The purchase price paid to Strafor Facom S.A. for these equity interests approximated $230 million, including transaction costs of approximately $5 million, and was funded by approximately $78 million of existing cash balances, $111 million of short-term borrowings and $41 million of long-term debt.

  As a result of this acquisition, which was accounted for under the purchase method of accounting, Steelcase Strafor is now wholly-owned by the Company. Accordingly, the February 25, 2000 consolidated balance sheet includes the accounts and balances of Steelcase Strafor, including a $25.7 million contingent liability recorded in accrued other expenses for additional purchase price to be paid resulting from Steelcase Strafor's acquisition of Werndl in calendar year 1998. Additionally, the results of operations of Steelcase Strafor, which is accounted for on a two month lag, from April 1, 1999 through December 31, 1999 have been consolidated with the Company's results of operations.

                                STEELCASE INC.

  The Company recorded intangible assets as follows resulting from the consolidation of Steelcase Strafor (in millions):

                                               Amortization            Annual
                                                  Period     Amount Amortization
                                               ------------- ------ ------------
   Goodwill...................................      40 years $259.2     $6.5
   Trademarks................................. 2 to 25 years   52.7      3.3
   Non-compete agreement......................     3.5 years   10.8      3.1

  The following unaudited pro forma data summarizes the combined results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of the twelve month period ended February 27, 1998, and includes the effect of purchase accounting adjustments. In addition, the Steelcase Strafor results of operations include the pro forma effects of the acquisition of Werndl, a business acquired by Steelcase Strafor on December 16, 1998. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies (in millions).

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Results of Operations:
     Revenues.........................................   $3,464.4     $3,344.4
     Gross profit.....................................    1,150.5      1,176.6
     Operating income.................................      280.7        355.0
     Net income.......................................      182.2        215.6
                                                         --------     --------
     Earnings per share (basic and diluted)...........   $   1.19     $   1.40
                                                         ========     ========

  Effective August 31, 1999, the Company acquired an 89% equity interest in a significant dealer located in the Northeast United States, for $33.7 million. Because no transition plan had been adopted or was in the process of being adopted on the acquisition date, the transaction was accounted for under the purchase method of accounting. Accordingly, this dealer's results of operations subsequent to August 31, 1999 have been consolidated with the Company's results of operations. The transaction was completed for $24.0 million in cash and $9.7 million in a note payable, and resulted in the Company recording an intangible asset of $28.0 million for the excess of the purchase price over the estimated fair value of the net assets acquired, which is being amortized over 15 years.

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

  Effective January 4, 1999, the Company acquired certain assets and liabilities of J.M. Lynne Company, a New York Corporation, which designs and distributes vinyl wall coverings for commercial environments. The acquisition of J.M. Lynne Company was completed for $36.0 million in cash and was accounted for under the purchase method of accounting. As a result of this acquisition, the Company recorded an intangible asset of $29.4 million for the excess purchase price over the estimated fair value of net assets acquired, which is being amortized over 15 years.

                                STEELCASE INC.

20. UNAUDITED QUARTERLY RESULTS

  The following sets forth summary unaudited information on a quarterly basis for the Company (in millions, except per share amounts):

                                        First  Second   Third  Fourth
   2000                                Quarter Quarter Quarter Quarter  Total
   ----                                ------- ------- ------- ------- --------
   Net sales.......................... $691.8  $831.9  $881.0  $911.4  $3,316.1
   Gross profit.......................  253.4   281.6   294.3   273.4   1,102.7
   Operating income...................   82.7    66.7    78.3    44.1     271.8
   Net income.........................   56.7    38.2    45.3    44.0     184.2
   Earnings per share (basic and
    diluted)..........................   0.37    0.25    0.30    0.29      1.21
                                        First  Second   Third  Fourth
   1999                                Quarter Quarter Quarter Quarter  Total
   ----                                ------- ------- ------- ------- --------
   Net sales.......................... $672.3  $704.0  $687.6  $678.6  $2,742.5
   Gross profit.......................  253.2   265.2   240.7   230.3     989.4
   Operating income...................   78.3    91.8    76.8    70.3     317.2
   Net income.........................   54.0    62.7    57.4    47.3     221.4
   Earnings per share (basic and
    diluted)..........................   0.35    0.41    0.37    0.31      1.44

  Effective March 31, 1999, Steelcase Inc. acquired the remaining 50% equity interest in Steelcase Strafor. Accordingly, the results of operations of Steelcase Strafor, which is accounted for on a two month lag, from April 1, 1999 through December 31, 1999 have been consolidated with the Company's results of operations. See Note 19.

  During the fourth quarter of 2000, the Company recorded a one-time charge of $24.5 million ($15.0 million net of tax) to cost of sales for expenses related to the field retrofit of beltways and insulation materials within installed Pathways products. Additionally, the Company sold certain non-operating assets and had investment gains resulting in one-time non-operating gains of $15.2 million ($9.3 million after tax).

  During the third quarter of 1999, the Company benefited from the successful resolution of income tax litigation, which contributed to a reduction in the overall effective income tax rate expected for 1999 and resulted in interest income, resulting in an increase in net income of $6.2 million.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

  We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 25, 2000 and February 26, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 25, 2000. Our audits also included the financial statement schedule for the three years in the period ended February 25, 2000 as listed in Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 25, 2000 and February 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 20, 2000

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

James P. Hackett                               Alwyn Rougier-Chapman
President and                                  Senior Vice President--Finance,
Chief Executive Officer                        Chief Financial Officer

                                                                     SCHEDULE II

                                 STEELCASE INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

  Column A                 Column B        Column C          Column D   Column E
  --------                ---------- ---------------------  ----------  --------
                                           Additions
                                     ---------------------
                                                                        Balance
                          Balance at   Charged    Charged                at end
                          beginning  to costs and to other                 of
  Description             of period    expenses   accounts  Deductions   period
  -----------             ---------- ------------ --------  ----------  --------
Reserves deducted in the
 consolidated balance
 sheet from the assets
 to which they apply:
  Year ended February
   25, 2000:
    Allowances for
     losses on Accounts
    Receivable..........    $27.6       $11.2       $8.8(B)   $ 2.1(A)   $45.5
    Allowances for
    losses on Notes
    Receivable..........    $ 7.5       $ 6.6                 $ 0.9(A)   $13.2
  Year ended February
   26, 1999:
    Allowances for
     losses on Accounts
    Receivable..........    $31.8       $ 3.6                 $ 7.8(A)   $27.6
    Allowances for
    losses on Notes
    Receivable..........    $10.4       $ 2.2                 $ 5.1(A)   $ 7.5
  Year ended February
   27, 1998:
    Allowances for
    losses on Accounts
    Receivable..........    $23.0       $ 6.7                 $(2.1)     $31.8
    Allowances for
    losses on Notes
    Receivable..........    $ 9.2       $ 3.0                 $ 1.8(A)   $10.4

    --------
    Note (A)--Excess of accounts written off over recoveries.
    Note (B)--Addition of beginning balances of acquisitions.

                               Index of Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   --Second Restated Articles of Incorporation of the Company(1)
   3.2   --Amended By-laws of the Company, as amended March 24, 1999(2)
   4.1   --Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with
          Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
  10.1   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and James Hackett(3)
  10.2   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Robert Ballard(3)
  10.3   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Alwyn Rougier-Chapman(4)
  10.4   --Steelcase Inc. Restoration Retirement Plan(2)
  10.5   --Steelcase Inc. Incentive Compensation Plan(1)
  10.6   --Amended and Restated Steelcase Inc. Management Incentive Plan(4)
  10.7   --Steelcase Inc. 1994 Executive Supplemental Retirement Plan(4)
  10.8   --Deferred Compensation Agreement dated May 4, 1998, between Steelcase
          Inc. and William P. Crawford(5)
  10.9   --Stock Purchase Agreement between Steelcase Inc. and Strafor Facom
          S.A. dated as of April 21, 1999(8)
  10.10  --Steelcase Inc. Non-Employee Director Deferred Compensation Plan(6)
  10.11  --Steelcase Inc. Deferred Compensation Plan(7)
  10.12  --First Amendment to the Steelcase Inc. Incentive Compensation Plan
  10.13  --First Amendment to the Steelcase Inc. Management Incentive Plan
  10.14  --Second Amendment to the Steelcase Inc. 1994 Executive Supplemental
          Retirement Plan
  10.15  --Aircraft Time Sharing Agreement between Steelcase Inc. and James P.
          Hackett dated March 30, 2000
  10.16  --Aircraft Time Sharing Agreements between Steelcase Inc. and Robert
          C. Pew dated May 1, 2000
  21.1   --Subsidiaries of the Registrant
  23.1   --Consent of BDO Seidman, LLP
  27.1   --Financial Data Schedule

--------
(1) Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission ("Commission") on December 5, 1997.

(2) Incorporated by reference to the like numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999.

(3) Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(4) Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company's Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.

(5) Incorporated by reference to the like numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998.

(6) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999.

(7) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000.

(8) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999.