Form 10-Q
period 2000-05-26
STEELCASE INC
filed 2000-07-10
CIK 1050825

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

                  For the quarterly period ended May 26, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of June 23, 2000, the Registrant had outstanding 30,319,547 shares of Class A Common Stock and 119,848,478 shares of Class B Common Stock.

   Exhibit index located on page number 15.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                       FOR THE QUARTER ENDED MAY 26, 2000

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income for the
   Three Months Ended May 26, 2000 and May 28, 1999.......................    3
  Condensed Consolidated Balance Sheets
   as of May 26, 2000 and February 25, 2000...............................    4
  Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended May 26, 2000 and May 28, 1999.......................    5
  Notes to Condensed Consolidated Financial Statements....................  6-8
Item 2.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................... 9-12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   12
Part II.  Other Information
Item 1.  Legal Proceedings................................................   13
Item 2.  Changes in Securities............................................   13
Item 3.  Defaults upon Senior Securities..................................   13
Item 4.  Submission of Matters to a Vote of Security Holders..............   13
Item 5.  Other Information................................................   13
Item 6.  Exhibits and Reports on Form 8-K.................................   13
Signatures................................................................   14
Exhibit Index.............................................................   15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (in millions, except per share data)

                                                        Three Months Ended
                                                        ---------------------
                                                         May 26,     May 28,
                                                          2000        1999
                                                        ---------   ---------
Net sales.............................................. $   944.7   $   691.8
Cost of sales..........................................     619.8       438.4
                                                        ---------   ---------
Gross profit...........................................     324.9       253.4
Selling, general and administrative expenses...........     226.9       170.7
                                                        ---------   ---------
Operating income.......................................      98.0        82.7
Interest expense.......................................      (8.7)       (1.0)
Other income, net......................................      14.2         5.4
                                                        ---------   ---------
Income before provision for income taxes and equity in
 net income
 (loss) of joint ventures and dealer transitions.......     103.5        87.1
Provision for income taxes.............................      40.4        32.7
                                                        ---------   ---------
Income before equity in net income (loss) of joint
 ventures and dealer transitions.......................      63.1        54.4
Equity in net income (loss) of joint ventures and
 dealer transitions....................................      (0.5)        2.3
                                                        ---------   ---------
Net income............................................. $    62.6   $    56.7
                                                        =========   =========
Earnings per share (basic and diluted)................. $    0.41   $    0.37
                                                        =========   =========
Dividends per share of common stock.................... $    0.11   $    0.11
                                                        =========   =========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                               (Unaudited)
                                                                 May 26,   Feb. 25,
                            ASSETS                                2000       2000
                            ------                             ----------- --------
Current assets:
  Cash and cash equivalents...................................  $   57.3   $   73.7
  Accounts receivable, net....................................     605.9      592.6
  Notes receivable and leased assets..........................     219.9      189.0
  Inventories.................................................     172.6      166.5
  Other current assets........................................     125.7      105.5
                                                                --------   --------
        Total current assets..................................   1,181.4    1,127.3
Property and equipment, net...................................     930.7      939.1
Notes receivable and leased assets............................     316.4      294.1
Joint ventures and dealer transitions.........................      36.3       37.0
Goodwill and other intangible assets, net.....................     409.4      422.6
Other assets .................................................     223.7      217.5
                                                                --------   --------
        Total assets..........................................  $3,097.9   $3,037.6
                                                                ========   ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts and notes payable..................................  $  222.5   $  219.8
  Short-term borrowings and current portion of long-term
   debt.......................................................     257.2      209.0
  Accrued expenses:
    Employee compensation.....................................     115.3      121.1
    Employee benefit plan obligations.........................      65.6       90.0
    Other.....................................................     305.9      287.3
                                                                --------   --------
        Total current liabilities.............................     966.5      927.2
                                                                --------   --------
Long-term liabilities:
  Long-term debt..............................................     265.1      257.8
  Employee benefit plan obligations...........................     231.7      243.7
  Other long-term liabilities.................................      44.9       46.7
                                                                --------   --------
        Total long-term liabilities...........................     541.7      548.2
                                                                --------   --------
        Total liabilities.....................................   1,508.2    1,475.4
                                                                --------   --------
Shareholders' equity:
  Common stock................................................     335.5      342.7
  Accumulated other comprehensive income (loss)...............     (44.3)     (33.0)
  Retained earnings...........................................   1,298.5    1,252.5
                                                                --------   --------
        Total shareholders' equity............................   1,589.7    1,562.2
                                                                --------   --------
        Total liabilities and shareholders' equity............  $3,097.9   $3,037.6
                                                                ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                           Three Months Ended
                                                           ---------------------
                                                            May 26,     May 28,
                                                             2000        1999
                                                           ---------   ---------
OPERATING ACTIVITIES
  Net income.............................................. $    62.6   $    56.7
  Depreciation and amortization...........................      37.5        26.0
  Changes in current assets and liabilities, net of
   corporate acquisitions.................................     (70.2)      (46.0)
  Other, net..............................................       0.1        15.8
                                                           ---------   ---------
    Net cash provided by operating activities.............      30.0        52.5
                                                           ---------   ---------
INVESTING ACTIVITIES
  Capital expenditures....................................     (60.2)      (33.3)
  Proceeds from the disposal of assets....................      47.9         --
  Corporate acquisitions, net of cash acquired............       --       (177.8)
  Net increase in notes receivable and leased assets......     (53.4)      (39.7)
  Other, net..............................................     (19.1)       (1.9)
                                                           ---------   ---------
    Net cash used in investing activities.................     (84.8)     (252.7)
                                                           ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt................      41.5        41.0
  Repayments of debt......................................     (30.0)        --
  Short-term borrowings, net..............................      52.9       160.0
  Common stock repurchase.................................      (7.2)       (3.7)
  Dividends paid..........................................     (16.6)      (16.9)
                                                           ---------   ---------
    Net cash provided by financing activities.............      40.6       180.4
                                                           ---------   ---------
    Effect of exchange rate changes on cash and cash
     equivalents..........................................      (2.2)        --
                                                           ---------   ---------
      Net increase (decrease) in cash and cash
       equivalents........................................     (16.4)      (19.8)
        Cash and cash equivalents, beginning of period....      73.7        67.5
                                                           ---------   ---------
        Cash and cash equivalents, end of period.......... $    57.3   $    47.7
                                                           =========   =========

     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Basis of Presentation


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 2000 (the "10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

Earnings Per Share

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                                                 Three Months
                                                                     Ended
                                                                ---------------
                                                                May 26, May 28,
                                                                 2000    1999
                                                                ------- -------
   Numerator:
   Net income numerator for both basic and diluted EPS........  $ 62.6  $ 56.7
                                                                ======  ======
   Denominators:
   Denominator for basic EPS--Weighted average common shares
    outstanding...............................................   150.9   153.6
   Potentially dilutive shares resulting from stock options...     0.1     0.2
                                                                ------  ------
   Denominator for diluted EPS................................   151.0   153.8
                                                                ======  ======

Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                                                 Three Months
                                                                     Ended
                                                                ----------------
                                                                May 26,  May 28,
                                                                 2000     1999
                                                                -------  -------
   Net income.................................................  $ 62.6    $56.7
   Other comprehensive income:
     Foreign currency translation adjustments.................   (10.9)    (8.8)
     Unrealized gain (loss) on investments....................    (0.4)     2.0
                                                                ------    -----
   Comprehensive income.......................................  $ 51.3    $49.9
                                                                ======    =====

                                STEELCASE INC.

                                  (Unaudited)


Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method.

   Inventories consist of (in millions):

                                                                May 26,  Feb 25,
                                                                 2000     2000
                                                                -------  -------
   Finished goods.............................................. $ 80.4   $ 71.6
   Work in process.............................................   45.8     45.6
   Raw materials...............................................   90.5     93.4
                                                                ------   ------
                                                                 216.7    210.6
   LIFO reserve................................................  (44.1)   (44.1)
                                                                ------   ------
                                                                $172.6   $166.5
                                                                ======   ======

   Inventories determined by the LIFO method aggregated $123.4 million and $121.3 million at May 26, 2000 and February 25, 2000, respectively.

Long-Term Debt

   During the first quarter of fiscal 2001, the Company entered into additional borrowing arrangements of $38.7 million, which mature from 2004 to 2006 and have a weighted average interest rate of 6.92%. The borrowings are fully collateralized by lease receivables and certain leased assets.

Common Stock Repurchase Program

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. On September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares. During the first quarter of fiscal 2001, the Company repurchased 396,200 Class A common shares and 207,400 Class B common shares at a cost of $4.7 million and $2.5 million, respectively. As of May 26, 2000, total repurchases amounted to $58.9 million; 2,141,830 shares remain available for repurchase under the program and the Company has outstanding commitments to repurchase 386,800 of those remaining shares.

                                STEELCASE INC.

                                  (Unaudited)

Operating Segments

   The Company's principal business is the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods, and interior architectural products. In addition, the Company also provides services and is engaged in non-furniture businesses, which include marine accessories and design, financial services and consulting services. The Company operates on a worldwide basis within three reportable segments, two of which are geographic furniture segments, and services and other businesses. The Company evaluates performance and allocates resources based on operating income.

   The following sets forth reportable segment data reconciled to the consolidated financial statements (in millions):

                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                              May 26,  May 28,
                                                                2000     1999
                                                              -------- --------
   Net sales
    North America............................................ $  732.2 $  634.0
    International............................................    167.8    175.3
    Services and other businesses............................     44.7     30.8
    Eliminations.............................................      --    (148.3)
                                                              -------- --------
    Consolidated net sales................................... $  944.7 $  691.8
                                                              ======== ========
                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                              May 26,  May 28,
                                                                2000     1999
                                                              -------- --------
   Operating income
    North America............................................ $   83.6 $   78.2
    International............................................      8.8     11.4
    Services and other businesses............................      5.6      3.5
    Eliminations.............................................      --     (10.4)
                                                              -------- --------
    Consolidated operating income............................ $   98.0 $   82.7
                                                              ======== ========
                                                              May 26,  Feb. 25,
                                                                2000     2000
                                                              -------- --------
   Total assets
    North America............................................ $1,662.0 $1,678.2
    International............................................    678.4    679.2
    Services and other businesses............................    757.5    680.2
    Eliminations.............................................      --       --
                                                              -------- --------
    Consolidated total assets................................ $3,097.9 $3,037.6
                                                              ======== ========


   The three months ended May 28, 1999 include the results of Steelcase Strafor on a consolidated basis, which are eliminated in order to reconcile with the Company's consolidated totals.

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

Results of Operations

   The following table sets forth condensed consolidated statement of income data for the three months ended May 26, 2000 and May 28, 1999.

                                                                 Three Months
                                                                     Ended
                                                                ---------------
                                                                May 26, May 28,
                                                                 2000    1999
                                                                ------- -------
   Net sales...................................................  100.0%  100.0%
   Cost of sales...............................................   65.6    63.4
                                                                 -----   -----
   Gross profit................................................   34.4    36.6
   Selling, general and administrative expenses................   24.0    24.6
                                                                 -----   -----
   Operating income............................................   10.4    12.0
   Interest expense............................................   (0.9)   (0.1)
   Other income, net...........................................    1.5     0.7
                                                                 -----   -----
   Income before provision for income taxes and equity in net income (loss)
    of joint ventures and dealer transitions...................   11.0    12.6
   Provision for income taxes..................................    4.3     4.7
                                                                 -----   -----
   Income before equity in net income (loss) of joint ventures
    and dealer transitions.....................................    6.7     7.9
   Equity in net income (loss) of joint ventures and dealer
    transitions................................................   (0.1)    0.3
                                                                 -----   -----
   Net income..................................................    6.6%    8.2%
                                                                 =====   =====

--------

Overview

   Consolidated net sales of $944.7 million for the first quarter of fiscal 2001 ("Q1 2001") increased 36.6% compared to the first quarter of fiscal 2000 ("Q1 2000"), primarily attributable to the impact of the acquisition of Steelcase Strafor S.A. and subsidiaries ("Steelcase Strafor") and other domestic acquisitions. However, sales growth excluding acquisitions was 11.2% bolstered by new product sales and broad-based strengthening across most product lines. The Company posted earnings growth of 10.4% in Q1 2001 with net income of $62.6 million ($0.41 per share), including a $5.4 million ($0.04 per share) after-tax gain on the sale of a non-operating facility, compared to net income of $56.7 million ($0.37 per share) in Q1 2000.

Three Months Ended May 26, 2000 Compared to the Three Months Ended May 28,
1999

   The following table sets forth comparative sales information by segment (in millions):

                                                       Three Months
                                                           Ended      Percentage
                                                      ---------------   Change
                                                      May 26, May 28, Increase/
                                                       2000    1999   (Decrease)
                                                      ------- ------- ----------
   Net sales
   North America..................................... $732.2  $634.0     15.5%
   International (1).................................  167.8    27.0      n/m
   Services & other businesses.......................   44.7    30.8     45.1%
                                                      ------  ------     ----
   Consolidated net sales............................ $944.7  $691.8     36.6%
                                                      ======  ======     ====

--------
n/m = not meaningful
(1) Because of the effective date of the acquisition, Steelcase Strafor net sales of $148.3 million for Q1 2000 are not included in the chart above.

   Q1 2001 consolidated net sales increased 36.6% primarily as a result of the acquisition of Steelcase Strafor and other domestic acquisitions. The sales growth of 11.2%, excluding acquisitions, was primarily due to increases in new product sales, a rebound in sales of the core "Steelcase" branded products and the Steelcase Design Partnership ("SDP") continuing its strong rate of sales growth during the quarter. New product sales, defined as products introduced in the past five years, made up 23% of the current quarter's sales mix. The increase in the core business was linked to the rebound in the Company's large account business which significantly strengthened during the quarter compared to last year.

   The Company continues to sustain double-digit order growth across most product lines within North America, outpacing the industry during the comparable time period. Therefore, the Company expects its strong sales performance to continue at least through the first half of the fiscal year. The Business and Institutional Furniture Manufacturers' Association ("BIFMA") has increased its growth forecast to 5% to 7% from 4% to 6% for calendar year 2000.

   Within International operations, orders and sales strengthened within the quarter as European sales were up 7% in local currency compared to Q1 2000. The devaluation of the euro negatively impacted sales by approximately $18 million. The net result was a sales decrease of 5% for the quarter in US dollars.

   Services and other businesses primarily increased as a result of increased sales at Attwood and consulting and design revenues from IDEO, as well as increased net leasing revenues from Steelcase Financial Services, Inc. ("SFSI").

   The decrease in gross profit margin of 2.2 percentage points for the current quarter over quarter comparison was a continuation of the same factors affecting the Company's recent performance -- the negative impact of continued industry-wide competitive pricing pressures, along with a shift in the Company's sales mix from traditional products with higher margins to new products with lower initial margins and the consolidation of the Company's European operations.

   The selling, general and administrative expense ratio of net sales decreased from 24.6% in Q1 2000 to 24.0% in Q1 2001. The decrease was primarily attributable to the Company's ability to leverage sales growth. Cost control measures continue to be successful across the Company, but the Company continues to make focused investments in its technology initiatives and investments designed to leverage its global capabilities.

   Interest expense increased from $1.0 million in Q1 2000 to $8.7 million in Q1 2001. Q1 2000 was the first quarter the Company reported debt, specifically related to the European acquisition. The increase is primarily due to the borrowings against the Company's lease receivable portfolio to fund further lease activity, as well as significant cash outlays during Q1 2001. Other income, net increased $8.8 million compared to Q1 2000, primarily as a result of the pre-tax gain of $8.8 million on the sale of a non-operating facility.

   The effective income tax rate in Q1 2001 was 39.0% as compared to 37.5% for Q1 2000. The increase in the effective rate is due to the European acquisition, which had two effects. First, overall European tax rates tend to be higher than domestic rates. Second, the non-deductibility of the intangibles associated with the acquisition increased the effective rate.

   Equity in net income from joint ventures and dealer transitions decreased to $(0.5) million in Q1 2001 from $2.3 million in Q1 2000, primarily as a result of the Company's European operations now being consolidated with the Company's results.

   For the reasons set forth above, net income increased 10.4% to $62.6 million in Q1 2001 from $56.7 million in Q1 2000.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at May 26, 2000, includes cash and cash equivalents of $57.3 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   The principal change in cash generated from operating activities for Q1 2001 compared to Q1 2000 is attributable to the Company's European operations, which have increased both accounts receivable and inventories. The Company, however, is developing strategies to aggressively pursue opportunities to reduce both on a worldwide basis. In addition, the Company had significant cash outlays for previously accrued expenses.

   Cash used in investing activities now encompasses the change in leased assets of the Company's wholly-owned finance subsidiary, SFSI. SFSI's asset base continues to grow as SFSI increases its portfolio of leased assets, asset based lending and project financing. Capital expenditures were $60.2 million in Q1 2001 compared to $33.3 million in Q1 2000. The Company is investing in the construction of a new wood manufacturing facility as well as investments focused on improving the Company's production processes and in the Company's "configure to order" SAP business system. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment and facilitate the launch of new services and products. Management expects capital expenditures, net of asset dispositions, to approximate $200 million for the full fiscal year. During Q1 2001, the Company received proceeds of $47.9 million related to the completion of two sale/leaseback transactions and the sale of a non-operating facility.

   The Company paid common stock dividends of $0.11 per share, or $16.6 million, and $0.11 per share, or $16.9 million, during Q1 of 2001 and 2000, respectively. During Q1 2001, the Company repurchased 396,200 Class A common shares for $4.7 million and 207,400 Class B common shares for $2.5 million, under a three million share repurchase program authorized by the Board of Directors on June 17, 1998 and amended on September 22, 1999 for an additional three million shares. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase Strafor. Steelcase Strafor created an internal Euro Committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase Strafor's financial position, or on the Company as a whole.

Safe Harbor Provision

   There are certain forward-looking statements under the Three Months Ended May 26, 2000 Compared to the Three Months Ended May 28, 1999, Liquidity and Capital Resources and Euro Conversion sections, particularly those with respect to the sales performance of the Company continuing through the first half of the fiscal year, the Company's future liquidity and capital needs, the sufficiency of the Company's current and future cash and cash equivalents to finance future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares, and the impact of the euro conversion on the financial position of Steelcase Strafor and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions domestically and internationally; competitive pricing pressure; currency fluctuations; changes in customer order patterns; sales mix; the success of new products and their impact on the Company's manufacturing processes; the Company's ability to improve margins on new products, to successfully integrate acquired businesses, to reduce costs, including ramp up costs associated with new products, to reduce accounts receivable and inventories associated with the Company's European operations, and to successfully implement technology initiatives; the impact of the euro conversion, the sufficiency of the reserve established with regard to material and installation costs associated with Pathways product line improvements and other risks detailed in the Company's 10-K Report for the year ended February 25, 2000, and its other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   The Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended), establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedge instrument involved. The statement is effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 during the Company's fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated. No other recent accounting pronouncements are expected to have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the first quarter of fiscal 2001, no material change in foreign exchange risks occurred.

Interest Rates

   During the first quarter of fiscal 2001, no material change in interest rates occurred.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

  1. EXHIBITS

     See Exhibit Index

  2. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended May 26, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                                 /s/ Alwyn Rougier-Chapman
                                          _____________________________________
                                                   Alwyn Rougier-Chapman
                                              Senior Vice President--Finance
                                             and Chief Financial Officer (Duly
                                             Authorized Officer and Principal
                                                    Financial Officer)

Date: July 10, 2000

                                 EXHIBIT INDEX

 Designation                             Description
 -----------                             -----------
   3.2       Amended By-laws of the Company, as amended June 15, 2000
  10.7       Steelcase Inc. 1994 Executive Supplemental Retirement Plan,
             amended and restated
             as of June 1, 2000
  10.14      Second Amendment to the Steelcase Inc. Incentive Compensation Plan
  27.1       Financial Data Schedule, for the three months ended May 26, 2000