Form 10-Q
period 2000-08-25
STEELCASE INC
filed 2000-10-06
CIK 1050825

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

                 For the quarterly period ended August 25, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of September 29, 2000, the Registrant had outstanding 30,783,827 shares of Class A Common Stock and 118,863,465 shares of Class B Common Stock.

   Exhibit index located on page number 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 25, 2000

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Six Months Ended August 25, 2000 and August 27, 1999.........    3
  Condensed Consolidated Balance Sheets
   as of August 25, 2000 and February 25, 2000............................    4
  Condensed Consolidated Statements of Cash Flows
   Six Months Ended August 25, 2000 and August 27, 1999...................    5
  Notes to Condensed Consolidated Financial Statements....................  6-8
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................... 9-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk........   13
Part II. Other Information
Item 1. Legal Proceedings.................................................   14
Item 2. Changes in Securities.............................................   14
Item 3. Defaults upon Senior Securities...................................   14
Item 4. Submission of Matters to a Vote of Security Holders...............   14
Item 5. Other Information.................................................   14
Item 6. Exhibits and Reports on Form 8-K..................................   14
Signatures................................................................   15
Exhibit Index.............................................................   16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (in millions, except per share data)

                                    Three Months Ended      Six Months Ended
                                    ---------------------   ------------------
                                    Aug. 25,    Aug. 27,    Aug. 25,  Aug. 27,
                                      2000        1999        2000      1999
                                    ---------   ---------   --------  --------
Net sales.........................   $   985.5   $   831.9  $1,930.2  $1,523.7
Cost of sales.....................       652.4       550.3   1,272.2     988.7
                                     ---------   ---------  --------  --------
Gross profit......................       333.1       281.6     658.0     535.0
Selling, general and
 administrative expenses..........       240.0       214.9     466.9     385.6
                                     ---------   ---------  --------  --------
Operating income..................        93.1        66.7     191.1     149.4
Interest expense..................       (11.2)       (5.2)    (19.9)     (6.2)
Other income, net.................         5.6         2.5      19.8       7.9
                                     ---------   ---------  --------  --------
Income before provision for income
 taxes and equity in net income
 (loss) of joint ventures and
 dealer transitions...............        87.5        64.0     191.0     151.1
Provision for income taxes........        33.2        26.2      73.6      58.9
                                     ---------   ---------  --------  --------
Income before equity in net income
 (loss) of joint ventures and
 dealer transitions...............        54.3        37.8     117.4      92.2
Equity in net income (loss) of
 joint ventures and dealer
 transitions......................        (0.6)        0.4      (1.1)      2.7
                                     ---------   ---------  --------  --------
Net income........................   $    53.7   $    38.2  $  116.3  $   94.9
                                     =========   =========  ========  ========
Earnings per share (basic and
 diluted).........................   $    0.36   $    0.25  $   0.77  $   0.62
                                     =========   =========  ========  ========
Dividends per share of common
 stock............................   $    0.11   $    0.11  $   0.22  $   0.22
                                     =========   =========  ========  ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                               (Unaudited)
                                                                Aug. 25,   Feb. 25,
                            ASSETS                                2000       2000
                            ------                             ----------- --------
Current assets:
  Cash and cash equivalents...................................  $   46.1   $   73.7
  Accounts receivable, net....................................     640.8      592.6
  Notes receivable and leased assets..........................     248.1      189.0
  Inventories.................................................     187.2      166.5
  Other current assets........................................     125.8      105.5
                                                                --------   --------
        Total current assets..................................   1,248.0    1,127.3
Property and equipment, net...................................     931.3      939.1
Notes receivable and leased assets............................     334.3      294.1
Joint ventures and dealer transitions.........................      39.0       37.0
Goodwill and other intangible assets, net.....................     403.2      422.6
Other assets..................................................     223.7      217.5
                                                                --------   --------
        Total assets..........................................  $3,179.5   $3,037.6
                                                                ========   ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts and notes payable..................................  $  224.7   $  219.8
  Short-term borrowings and current portion of long-term
   debt.......................................................     257.2      209.0
  Accrued expenses:
    Employee compensation.....................................     131.7      121.1
    Employee benefit plan obligations.........................      81.7       90.0
    Other.....................................................     288.2      287.3
                                                                --------   --------
        Total current liabilities.............................     983.5      927.2
                                                                --------   --------
Long-term liabilities:
  Long-term debt..............................................     302.5      257.8
  Employee benefit plan obligations...........................     240.2      243.7
  Other long-term liabilities.................................      44.8       46.7
                                                                --------   --------
        Total long-term liabilities...........................     587.5      548.2
                                                                --------   --------
        Total liabilities.....................................   1,571.0    1,475.4
                                                                --------   --------
Shareholders' equity:
  Common stock................................................     320.8      342.7
  Accumulated other comprehensive income (loss)...............     (48.0)     (33.0)
  Retained earnings...........................................   1,335.7    1,252.5
                                                                --------   --------
        Total shareholders' equity............................   1,608.5    1,562.2
                                                                --------   --------
        Total liabilities and shareholders' equity............  $3,179.5   $3,037.6
                                                                ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                               Six Months Ended
                                                               ------------------
                                                               Aug. 25,  Aug. 27,
                                                                 2000      1999
                                                               --------  --------
OPERATING ACTIVITIES
  Net income.................................................. $ 116.3   $  94.9
  Depreciation and amortization...............................    78.1      62.9
  Changes in current assets and liabilities, net of corporate
   acquisitions...............................................  (107.3)    (38.9)
  Other, net..................................................     6.3      15.7
                                                               -------   -------
    Net cash provided by operating activities.................    93.4     134.6
                                                               -------   -------
INVESTING ACTIVITIES
  Capital expenditures........................................  (130.6)    (62.3)
  Proceeds from the disposal of assets........................    80.2       --
  Corporate acquisitions, net of cash acquired................     --     (177.8)
  Net increase in notes receivable and leased assets..........  (104.3)    (53.1)
  Other, net..................................................   (12.6)    (14.9)
                                                               -------   -------
    Net cash used in investing activities.....................  (167.3)   (308.1)
                                                               -------   -------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt....................    94.2      41.0
  Repayments of debt..........................................   (42.6)     (7.5)
  Short-term borrowings, net..................................    51.4     150.5
  Common stock repurchase.....................................   (21.9)    (20.8)
  Dividends paid..............................................   (33.1)    (33.8)
                                                               -------   -------
    Net cash provided by (used in) financing activities.......    48.0     129.4
                                                               -------   -------
    Effect of exchange rate changes on cash and cash
     equivalents..............................................    (1.7)      --
                                                               -------   -------
      Net increase (decrease) in cash and cash equivalents....   (27.6)    (44.1)
        Cash and cash equivalents, beginning of period........    73.7      67.5
                                                               -------   -------
        Cash and cash equivalents, end of period.............. $  46.1   $  23.4
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

Earnings Per Share

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                              Three Months
                                                  Ended       Six Months Ended
                                            ----------------- -----------------
                                            Aug. 25, Aug. 27, Aug. 25, Aug. 27,
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Numerator:
   Net income numerator for both basic and
    diluted EPS...........................   $ 53.7   $ 38.2   $116.3   $ 94.9
                                             ======   ======   ======   ======
   Denominators:
   Denominator for basic EPS-Weighted
    average common shares outstanding.....    150.1    153.1    150.5    153.3
   Potentially dilutive shares resulting
    from stock options....................      0.5      0.1      0.3      0.1
                                             ------   ------   ------   ------
   Denominator for diluted EPS............    150.6    153.2    150.8    153.4
                                             ======   ======   ======   ======

Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                             Three Months
                                                 Ended       Six Months Ended
                                           ----------------- -----------------
                                           Aug. 25, Aug. 27, Aug. 25, Aug. 27,
                                             2000     1999     2000     1999
                                           -------- -------- -------- --------
   Net income.............................  $53.7    $38.2    $116.3   $ 94.9
   Other comprehensive income:
     Foreign currency translation
      adjustments.........................   (3.4)    (7.5)    (14.3)   (16.3)
     Unrealized gain (loss) on
      investments.........................    --       --       (0.4)     2.0
     Minimum pension liabilities..........   (0.3)    (0.3)     (0.3)    (0.3)
                                            -----    -----    ------   ------
   Comprehensive income...................  $50.0    $30.4    $101.3   $ 80.3
                                            =====    =====    ======   ======

                                STEELCASE INC.

                                  (Unaudited)

Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method. Inventories determined by the LIFO method aggregated $129.6 million and $121.3 million at August 25, 2000 and February 25, 2000, respectively.

   Inventories consist of (in millions):

                                                               Aug. 25, Feb. 25,
                                                                 2000     2000
                                                               -------- --------
   Finished goods.............................................  $ 89.7   $ 71.6
   Work in process............................................    44.7     45.6
   Raw materials..............................................    96.9     93.4
                                                                ------   ------
                                                                 231.3    210.6
   LIFO reserve...............................................   (44.1)   (44.1)
                                                                ------   ------
                                                                $187.2   $166.5
                                                                ======   ======

Short-Term Borrowings and Long-Term Debt

   During the second quarter of fiscal 2001, the Company entered into an additional short-term borrowing arrangement of $8.7 million, at a 4.55% interest rate. The Company also entered into an additional long-term borrowing arrangement of $10.1 million, which matures October 2007 and has an interest rate of 8.2%. The additional long-term borrowings are fully collateralized by lease receivables and certain leased assets.

   During the first quarter of fiscal 2001, the Company entered into additional long-term borrowing arrangements of $38.7 million, which mature from 2004 to 2006 and have a weighted average interest rate of 6.92%. The additional long-term borrowings are fully collateralized by lease receivables and certain leased assets.

Common Stock Repurchase Program

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of common stock. On September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares.

   During the second quarter of fiscal 2001, the Company repurchased 351,000 shares of Class A common shares at a cost of $5.2 million and 559,400 Class B common shares at a cost of $9.6 million. As of August 25, 2000, total repurchases amounted to $73.7 million and 1,231,430 shares remained authorized for repurchase under the program. The Company has outstanding commitments to repurchase 358,000 of those remaining authorized shares. This commitment is to be fulfilled through ten monthly repurchases of 35,800 shares; the applicable repurchase price is determined by the five-day average market price at the time of each monthly purchase.

   On September 20, 2000, subsequent to the end of the second quarter of fiscal 2001, the Board authorized common stock repurchases of up to an additional five million shares.

                                 STEELCASE INC.

                                  (Unaudited)


Operating Segments

   The Company's principal business is the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods and interior architectural products. In addition, the Company also provides services and is engaged in non-furniture businesses, which include marine accessories and design, financial services and consulting services. The Company operates on a worldwide basis within three reportable segments, two of which are geographic furniture segments; the third segment is Services and Other Businesses. The Company evaluates performance and allocates resources based on operating income.

   The following sets forth reportable segment data reconciled to the consolidated financial statements (in millions):

                                              Three Months       Six Months
                                                  Ended             Ended
                                            ----------------- -----------------
                                            Aug. 25, Aug. 27, Aug. 25, Aug. 27,
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
   Net sales
    North America..........................  $752.4   $634.7  $1,484.6 $1,268.7
    International..........................   188.5    160.1     356.3    335.4
    Services and other businesses..........    44.6     37.1      89.3     67.9
    Eliminations...........................     --       --        --    (148.3)
                                             ------   ------  -------- --------
    Consolidated net sales.................  $985.5   $831.9  $1,930.2 $1,523.7
                                             ======   ======  ======== ========

                                               Three Months       Six Months
                                                   Ended             Ended
                                             ----------------- -----------------
                                             Aug. 25, Aug. 27, Aug. 25, Aug. 27,
                                               2000     1999     2000     1999
                                             -------- -------- -------- --------
   Operating income
    North America...........................  $72.0    $65.1    $155.6   $143.3
    International...........................   13.6     (1.5)     22.4      9.9
    Services and other businesses...........    7.5      3.1      13.1      6.6
    Eliminations............................    --       --        --     (10.4)
                                              -----    -----    ------   ------
    Consolidated operating income...........  $93.1    $66.7    $191.1   $149.4
                                              =====    =====    ======   ======

                                                              Aug. 25, Feb. 25,
                                                                2000     2000
                                                              -------- --------
   Total assets
    North America............................................ $1,687.1 $1,678.2
    International............................................    703.1    679.2
    Services and other businesses............................    789.3    680.2
                                                              -------- --------
    Consolidated total assets................................ $3,179.5 $3,037.6
                                                              ======== ========

   The first three months of the six months ended August 27, 1999 include the results of Steelcase S.A. (formerly known as Steelcase Strafor S.A.) on a consolidated basis, which are eliminated in order to reconcile with the Company's consolidated totals.

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

Results of Operations

   The following table sets forth condensed consolidated statement of income data, as a percentage of net sales, for the three and six months ended August 25, 2000 and August 27, 1999.

                                             Three Months       Six Months
                                                 Ended             Ended
                                           ----------------- -----------------
                                           Aug. 25, Aug. 27, Aug. 25, Aug. 27,
                                             2000     1999     2000     1999
                                           -------- -------- -------- --------
Net sales.................................  100.0%   100.0%   100.0%   100.0%
Cost of sales.............................   66.2     66.2     65.9     64.9
                                            -----    -----    -----    -----
Gross profit..............................   33.8     33.8     34.1     35.1
Selling, general and administrative
 expenses.................................   24.4     25.8     24.2     25.3
                                            -----    -----    -----    -----
Operating income..........................    9.4      8.0      9.9      9.8
Interest expense..........................   (1.1)    (0.6)    (1.0)    (0.4)
Other income, net.........................    0.6      0.3      1.0      0.5
                                            -----    -----    -----    -----
Income before provision for income taxes
 and equity in net income (loss) of joint
 ventures and dealer transitions..........    8.9      7.7      9.9      9.9
Provision for income taxes................    3.4      3.1      3.8      3.9
                                            -----    -----    -----    -----
Income before equity in net income (loss)
 of joint ventures and dealer
 transitions..............................    5.5      4.6      6.1      6.0
Equity in net income (loss) of joint
 ventures and dealer transitions..........   (0.1)     0.0     (0.1)     0.2
                                            -----    -----    -----    -----
Net income................................    5.4%     4.6%     6.0%     6.2%
                                            =====    =====    =====    =====

--------

Overview

   Consolidated net sales of $985.5 million for the second quarter of fiscal 2001 ("Q2 2001") and $1,930.2 million for the first six months of fiscal 2001 ("2001") increased 18.5% and 26.7%, respectively, compared to the second quarter of fiscal 2000 ("Q2 2000") and the first half of fiscal 2000 ("2000"). The sales growth in Q2 2001 and the first six months of 2001 reflects the continued growth from new and established products across most business and customer segments. The six-month sales increase was also attributable to the impact of the acquisition of Steelcase S.A. and subsidiaries. Sales growth, excluding acquisitions, was 14.4% in Q2 2001 and 13.0% for the first six months of 2001 and was bolstered by new product sales and broad-based strength across most product lines. The Company posted earnings growth of 40.6% in Q2 2001 with net income of $53.7 million ($0.36 per share) and growth of 22.6% for the first half of 2001 with net income of $116.3 million ($0.77 per share), including a $5.4 million ($0.04 per share) after-tax gain on the sale of a non-operating facility, compared to net income of $38.2 million ($0.25 per share) in Q2 2000 and $94.9 million ($0.62 per share) in the first six months of 2000.

Three and Six Months Ended August 25, 2000 Compared to the Three and Six Months Ended August 27, 1999

   The following table sets forth comparative sales information by segment (in millions):

                                 Three Months                      Six Months
                                     Ended         Percentage         Ended         Percentage
                             ---------------------   Change   ---------------------   Change
                             August 25, August 27, Increase/  August 25, August 27, Increase/
                                2000       1999    (Decrease)    2000       1999    (Decrease)
                             ---------- ---------- ---------- ---------- ---------- ----------
   Net sales
   North America...........    $752.4     $634.7      18.5%    $1,484.6   $1,268.7     17.0%
   International (1).......     188.5      160.1      17.7%       356.3      187.1      n/m
   Services & other
    businesses.............      44.6       37.1      20.2%        89.3       67.9     31.5%
                               ------     ------               --------   --------
   Consolidated net sales..    $985.5     $831.9      18.5%    $1,930.2   $1,523.7     26.7%
                               ======     ======      ====     ========   ========     ====

n/m = not meaningful

(1) Because of the effective date of the acquisition, Steelcase S.A. net sales of $148.3 million for Q1 2000 are not included in the chart above.

   Q2 2001 consolidated net sales increased 18.5% primarily as a result of the growth in new products and the broad-based strength of the Company's established product lines. Net sales for the first half of 2001 were also impacted by the acquisition of Steelcase S.A. and other domestic acquisitions. The Company's North American business segment saw an 18.5% sales increase in Q2 2001 and 17.0% in the first half of the year as the Company's established products drove the momentum, along with new product sales, accompanied by Steelcase Design Partnership ("SDP") growth of 12.8% in Q2 2001 and 10.8% growth in the first six months of 2001. New product sales, defined as products introduced in the past five years, made up 25% of the first half of the year's sales. The Company's established product line sales growth was linked to the momentum in the Company's large account business which has strengthened significantly during the first half of the year.

   The Company continues to sustain double-digit order growth across most product lines within North America, outpacing the industry during the comparable time period. Therefore, the Company expects its strong sales performance to continue at least through the first nine months of the fiscal year. The Business and Institutional Furniture Manufacturers' Association ("BIFMA") has increased its growth forecast for the U.S. office furniture industry to 9%, up from the previous range of 5% to 7% for calendar year 2000.

   Within International operations, orders and sales strengthened within the quarter as European sales were up 14% in local currency compared to the first six months of 2001 and 21% compared to Q2 2000. European sales, which comprised the majority of International sales for the first six months of 2001, were strong across all major European markets. New product sales made up approximately half of International sales for the first six months of 2001. The devaluation of the euro negatively impacted sales by approximately $16 million in Q2 2001 and $34 million in the first six months of 2001. The net result was a sales increase, in US dollars, of 10% for the quarter and 2% for the first six months of 2001.

   Services and other businesses primarily increased as a result of increased sales at Attwood and consulting and design revenues from IDEO, as well as increased net leasing revenues from Steelcase Financial Services Inc. ("SFSI").

   The gross profit margin of 33.8% for Q2 2001 held constant with the margin for Q2 2000; however, gross profit margin declined 1.0 percentage point for the first six months of 2001 as compared to the first six months of the previous year. The decline was attributable to a continuation of the same factors affecting the Company's recent performance -- the negative impact of continued industry-wide competitive pricing pressures, along with a shift in the Company's sales mix from established products with higher margins to new products with lower initial margins. In addition, the Company saw material cost increases during Q2 2001. Although the Company saw volume leverage from the increase in sales, the aforementioned factors offset the positive impact of the leverage. Due to the above mentioned factors, the Company expects gross margins to remain consistent with Q2 2001 levels for the balance of the year.

   The selling, general and administrative expense ratio of net sales showed improvement to 24.4% for Q2 2001 and 24.2% for the first six months of 2001 from 25.8% in Q2 2000 and 25.3% in the first six months of 2000. The improvement was primarily attributable to the Company's ability to leverage sales growth. Cost control measures continue to be successful across the Company, but the Company continues to make focused investments in its technology capabilities and investments designed to improve productivity on a global basis.

   Interest expense increased to $11.2 million in Q2 2001 and $19.9 million for the first six months of 2001, from $5.2 million and $6.2 million in Q2 2000 and the first half of 2000, respectively. Q1 2000 was the first quarter the Company reported debt; the debt specifically related to the European acquisition. The increases were primarily due to the borrowings against the Company's lease receivable portfolio to fund further lease activity, as well as significant cash outlays during the first half of 2001, specifically in the area of capital expenditures. Other income, net, increased $11.9 million in the first six months of 2001 as compared to the previous year, primarily as a result of the pre-tax gain of $8.8 million on the sale of a non-operating facility.

   The effective income tax rate in Q2 2001 was 38.0% as compared to 40.9% for Q2 2000. The rate for the first half of 2001 was 38.5% as compared to 39.0% for the first half of 2000. The decreases in the effective rate were due to certain tax planning strategies being implemented within our European operations.

   Equity in net income from joint ventures and dealer transitions decreased to $(0.6) million in Q2 2001 and $(1.1) million in the first six months of 2001 from $0.4 million in Q2 2000 and $2.7 million in the first six months of 2000, primarily as a result of the Company's European operations now being consolidated with the Company's results.

   For the reasons set forth above, net income increased 40.6% to $53.7 million in Q2 2001 from $38.2 million in Q2 2000 and increased 22.6% to $116.3 million for the first six months of 2001 from $94.9 million for the first half of 2000.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at August 25, 2000, includes cash and cash equivalents of $46.1 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   The principal change in cash generated from operating activities for the first six months of 2001 compared to the first six months of 2000 is attributable to the Company's European operations, along with sales volume increases around the world, which have increased both accounts receivable and inventories. The Company, however, is developing strategies to aggressively pursue opportunities to reduce both accounts receivable and inventories on a worldwide basis. In addition, the Company had significant cash outlays for previously accrued expenses including those related to the Company's payment of the year-end bonus and contributions to the Company's trust fund, as well as tax payments.

   Cash used in investing activities was primarily composed of capital expenditures and the change in leased assets of the Company's wholly owned finance subsidiary, SFSI. SFSI's asset base continues to grow as SFSI increases its portfolio of leased assets, asset based lending and project financing. Capital expenditures were $130.6 million in the first half of 2001, compared to $62.3 million in the first half of 2000. The Company is investing in the construction of a new wood manufacturing facility, improvements in its production processes and in its "made to order" SAP business system. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment and facilitate the launch of new services and products. Management expects capital expenditures, net of asset dispositions, to approximate $200 million for the full fiscal year 2001. During the first half of 2001, the Company received proceeds of $80.2 million related to the completion of three sale/leaseback transactions and the sale of a non-operating facility.

   The Company paid common stock dividends of $0.22 per share, or $33.1 million, and $0.22 per share, or $33.8 million, during the first half of 2001 and 2000, respectively. During the first half of 2001, the Company repurchased 747,200 Class A common shares for $9.9 million and 766,800 Class B common shares for $12.1 million, under a three million share repurchase program authorized by the Board of Directors on June 17, 1998; this program was expanded on September 22, 1999 by an additional three million shares and further expanded on September 20, 2000 by an additional five million shares. Management anticipates that the stock repurchase program will not reduce the Company's public share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase S.A. Steelcase S.A. created an internal Euro Committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on the financial position of Steelcase S.A., or on the Company as a whole.

Safe Harbor Provision

   There are certain forward-looking statements under the Results of Operations for the Three and Six Months Ended August 25, 2000 Compared to Three and Six Months Ended August 27, 1999, Liquidity and Capital Resources and Euro Conversion sections, particularly those with respect to the sales performance of the Company continuing through the first nine months of the fiscal year, the Company's gross margin remaining consistent with Q2 2001 levels for the balance of the year, the Company's future liquidity and capital needs, the sufficiency of the Company's current and future cash and cash equivalents to finance future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares, and the impact of the euro conversion on the financial position of Steelcase S.A. and the Company. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions domestically and internationally; competitive pricing pressure; currency fluctuations; changes in customer order patterns; sales mix; the success of new products and their impact on the Company's manufacturing processes; the Company's ability to improve margins on new products, to successfully integrate acquired businesses, to successfully initiate and manage strategic alliances, to reduce costs, including ramp up costs associated with new products, to control material costs, to reduce accounts receivable and inventories associated with the Company's European operations, and to successfully implement technology initiatives; the impact of the euro conversion; the sufficiency of the reserve established with regard to material and installation costs associated with Pathways product line improvements; and other risks detailed in the Company's 10-K Report for the year ended February 25, 2000, and its other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the second quarter of fiscal 2001, no material change in foreign exchange risks occurred.

Interest Rates

   During the second quarter of fiscal 2001, no material change in interest rates occurred.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   On August 15, 2000, the Company entered into a Consent Judgement with the State of Michigan regarding operational and record keeping requirements for one piece of pollution control equipment and associated coating lines at the Company's Kentwood, Michigan Context Plant, alleged deficiencies in reporting VOC emission from its Grand Rapids and Kentwood facilities, and alleged deficiencies in its compliance with record keeping and maintenance requirements of the NESHAPs for Wood furniture. The settlement amount paid under the Consent Judgement was $346,000.

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its annual meeting of shareholders on June 15, 2000. At this meeting, shareholders voted on two proposals presented in the Company's definitive proxy statement. The results of the votes follow:

1. Proposal to elect three (3) directors to serve three-year terms expiring at the 2003 annual meeting.

                                                              For      Withheld
                                                         ------------- ---------
   David Bing........................................... 1,058,866,556 3,703,261
   William P. Crawford.................................. 1,060,340,883 2,228,934
   Robert C. Pew III.................................... 1,060,335,235 2,234,582

  There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: James
  P. Hackett, Earl D. Holton, David D. Hunting, Jr., Frank H. Merlotti, Robert C. Pew II, Robert C. Pew III, Peter M. Wege II and P. Craig Welch Jr.

2. Proposal to amend the Steelcase Inc. Incentive Compensation Plan to increase the number of shares available for grant or award by 8,000,000.

          For             Against               Abstentions             Broker Non-Votes
      -----------        ----------             -----------             ----------------
      993,173,386        59,832,442               310,734                  9,253,255

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

1. EXHIBITS

   See Exhibit Index

2. REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the three months ended August 25, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                                 /s/ Alwyn Rougier-Chapman
                                          -------------------------------------
                                                   Alwyn Rougier-Chapman
                                              Senior Vice President--Finance
                                                and Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: October 6, 2000

                                 EXHIBIT INDEX

 Designation                            Description
 -----------                            -----------
    10.17    Aircraft Time Sharing Agreement between Steelcase Inc. and James
             P. Hackett, dated July 1, 2000
    10.18    Aircraft Time Sharing Agreement between Steelcase Inc. and Robert
             C. Pew, dated July 1, 2000
    10.19    Third Amendment to the Steelcase Inc. Incentive Compensation Plan
    27.1     Financial Data Schedule, for the six months ended August 25, 2000