Form 10-Q
period 2000-11-24
STEELCASE INC
filed 2001-01-08
CIK 1050825

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

                For the quarterly period ended November 24, 2000

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of December 29, 2000, the Registrant had outstanding 30,215,113 shares of Class A Common Stock and 117,535,274 shares of Class B Common Stock.

   Exhibit index located on page 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 24, 2000

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
Part I. Financial Information

Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Statements of Income
   Three and Nine Months Ended November 24, 2000 and November 26, 1999....    3
  Condensed Consolidated Balance Sheets
   as of November 24, 2000 and February 25, 2000..........................    4
  Condensed Consolidated Statements of Cash Flows
   Nine Months Ended November 24, 2000 and November 26, 1999..............    5
  Notes to Condensed Consolidated Financial Statements....................  6-8

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................... 9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   13

Part II. Other Information

Item 1. Legal Proceedings.................................................   14

Item 2. Changes in Securities.............................................   14

Item 3. Defaults upon Senior Securities...................................   14

Item 4. Submission of Matters to a Vote of Security Holders...............   14

Item 5. Other Information.................................................   14

Item 6. Exhibits and Reports on Form 8-K..................................   14

Signatures................................................................   15

Exhibit Index.............................................................   16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (in millions, except per share data)

                                    Three Months Ended      Nine Months Ended
                                    ---------------------   ------------------
                                    Nov. 24,    Nov. 26,    Nov. 24,  Nov. 26,
                                      2000        1999        2000      1999
                                    ---------   ---------   --------  --------
Net sales.........................   $   982.3   $   881.0  $2,912.5  $2,404.7
Cost of sales.....................       655.9       586.7   1,928.1   1,575.4
                                     ---------   ---------  --------  --------
Gross profit......................       326.4       294.3     984.4     829.3
Selling, general and
 administrative expenses..........       247.1       216.0     714.0     601.6
                                     ---------   ---------  --------  --------
Operating income..................        79.3        78.3     270.4     227.7
Interest expense..................        (9.6)       (4.7)    (29.5)    (10.9)
Other income, net.................         6.8         1.3      26.6       9.2
                                     ---------   ---------  --------  --------
Income before provision for income
 taxes and equity in net income
 (loss) of joint ventures and
 dealer transitions...............        76.5        74.9     267.5     226.0
Provision for income taxes........        26.7        29.2     100.3      88.1
                                     ---------   ---------  --------  --------
Income before equity in net income
 (loss) of joint ventures and
 dealer transitions...............        49.8        45.7     167.2     137.9
Equity in net income (loss) of
 joint ventures and dealer
 transitions......................         1.9        (0.4)      0.8       2.3
                                     ---------   ---------  --------  --------
Net income........................   $    51.7   $    45.3  $  168.0  $  140.2
                                     =========   =========  ========  ========
Earnings per share (basic and
 diluted).........................   $    0.35   $    0.30  $   1.12  $   0.92
                                     =========   =========  ========  ========
Dividends per share of common
 stock............................   $    0.11   $    0.11  $   0.33  $   0.33
                                     =========   =========  ========  ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                          (Unaudited)
                                                           Nov. 24,   Feb. 25,
                                                             2000       2000
                                                          ----------- --------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $   30.1   $   73.7
  Accounts receivable, net...............................     606.8      592.6
  Notes receivable and leased assets.....................     287.6      189.0
  Inventories ...........................................     196.6      166.5
  Other current assets...................................     123.2      105.5
                                                           --------   --------
        Total current assets.............................   1,244.3    1,127.3
Property and equipment, net..............................     943.5      939.1
Notes receivable and leased assets.......................     327.3      294.1
Joint ventures and dealer transitions....................      41.9       37.0
Goodwill and other intangible assets, net................     408.4      422.6
Other assets.............................................     224.8      217.5
                                                           --------   --------
        Total assets.....................................  $3,190.2   $3,037.6
                                                           ========   ========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts and notes payable.............................  $  236.6   $  219.8
  Short-term borrowings and current portion of long-term
   debt..................................................     250.5      209.0
  Accrued expenses:
    Employee compensation................................     148.2      121.1
    Employee benefit plan obligations....................      89.3       90.0
    Other................................................     271.5      287.3
                                                           --------   --------
        Total current liabilities........................     996.1      927.2
                                                           --------   --------
Long-term liabilities:
  Long-term debt.........................................     286.0      257.8
  Employee benefit plan obligations......................     248.3      243.7
  Other long-term liabilities............................      34.7       46.7
                                                           --------   --------
        Total long-term liabilities......................     569.0      548.2
                                                           --------   --------
        Total liabilities................................   1,565.1    1,475.4
                                                           --------   --------
Shareholders' equity:
  Common stock...........................................     289.0      342.7
  Accumulated other comprehensive income (loss)..........     (34.8)     (33.0)
  Retained earnings......................................   1,370.9    1,252.5
                                                           --------   --------
        Total shareholders' equity.......................   1,625.1    1,562.2
                                                           --------   --------
        Total liabilities and shareholders' equity.......  $3,190.2   $3,037.6
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                               Nine Months Ended
                                                               ------------------
                                                               Nov. 24,  Nov. 26,
                                                                 2000      1999
                                                               --------  --------
OPERATING ACTIVITIES
  Net income.................................................. $ 168.0   $ 140.2
  Depreciation and amortization...............................   120.5     100.3
  Changes in current assets and liabilities, net of corporate
   acquisitions...............................................   (77.4)    (12.2)
  Other, net..................................................     3.5      18.2
                                                               -------   -------
    Net cash provided by operating activities.................   214.6     246.5
                                                               -------   -------
INVESTING ACTIVITIES
  Capital expenditures........................................  (185.1)   (113.1)
  Proceeds from the disposal of assets........................    80.2       --
  Corporate acquisitions, net of cash acquired................     --     (206.3)
  Net increase in notes receivable and leased assets..........  (134.1)   (101.7)
  Other, net..................................................   (14.8)    (15.0)
                                                               -------   -------
    Net cash used in investing activities.....................  (253.8)   (436.1)
                                                               -------   -------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt....................   124.2     281.1
  Repayments of debt..........................................   (76.5)    (75.2)
  Short-term borrowings, net..................................    47.1      49.4
  Common stock issuance.......................................     0.1       --
  Common stock repurchase.....................................   (53.8)    (22.2)
  Dividends paid..............................................   (49.6)    (50.6)
                                                               -------   -------
    Net cash provided by (used in) financing activities.......    (8.5)    182.5
                                                               -------   -------
    Effect of exchange rate changes on cash and cash
     equivalents..............................................     4.1       --
                                                               -------   -------
      Net increase (decrease) in cash and cash equivalents....   (43.6)     (7.1)
        Cash and cash equivalents, beginning of period........    73.7      67.5
                                                               -------   -------
        Cash and cash equivalents, end of period.............. $  30.1   $  60.4
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

Earnings Per Share

   The following table reconciles the numerator and denominator used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                                               Three Months Ended    Nine Months Ended
                                                               --------------------  -----------------
                                                               Nov. 24,   Nov. 26,   Nov. 24, Nov. 26,
                                                                 2000       1999       2000     1999
                                                               ---------  ---------  -------- --------
   Numerator:
   Net income numerator for both basic and diluted EPS.......   $    51.7  $    45.3  $168.0   $140.2
                                                                =========  =========  ======   ======
   Denominator:
   Denominator for basic EPS-Weighted average common shares
    outstanding..............................................       149.0      152.5   150.0    153.0
   Potentially dilutive shares resulting from stock options..         0.6        --      0.4      0.1
                                                                ---------  ---------  ------   ------
   Denominator for diluted EPS...............................       149.6      152.5   150.4    153.1
                                                                =========  =========  ======   ======

Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following (in millions):

                                             Three Months
                                                 Ended       Nine Months Ended
                                           ----------------- -----------------
                                           Nov. 24, Nov. 26, Nov. 24, Nov. 26,
                                             2000     1999     2000     1999
                                           -------- -------- -------- --------
   Net income.............................  $51.7    $45.3    $168.0   $140.2
   Other comprehensive income:
     Foreign currency translation
      adjustments.........................   13.2      8.1      (1.1)    (8.2)
     Unrealized gain (loss) on
      investments.........................    --       3.5      (0.4)     5.5
     Minimum pension liabilities..........    --       --       (0.3)    (0.3)
                                            -----    -----    ------   ------
   Comprehensive income...................  $64.9    $56.9    $166.2   $137.2
                                            =====    =====    ======   ======

                                STEELCASE INC.

                                  (Unaudited)


Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method. Inventories determined by the LIFO method aggregated $134.6 million and $121.3 million at November 24, 2000 and February 25, 2000, respectively.

   Inventories consist of (in millions):

                                                                          Feb.
                                                                Nov. 24,  25,
                                                                  2000    2000
                                                                -------- ------
   Finished goods..............................................  $ 97.9  $ 71.6
   Work in process.............................................    45.6    45.6
   Raw materials...............................................    98.5    93.4
                                                                 ------  ------
                                                                  242.0   210.6
   LIFO reserve................................................   (45.4)  (44.1)
                                                                 ------  ------
                                                                 $196.6  $166.5
                                                                 ======  ======

Short-Term Borrowings and Long-Term Debt

   During the third quarter of fiscal 2001, the Company expanded its committed lease receivables transfer facility from $200.0 million to $350.0 million. Under this transfer facility the Company has the right, subject to certain conditions, to receive advances against the transfer of certain lease receivables.

   During the second quarter of fiscal 2001, the Company entered into an additional short-term borrowing arrangement of $8.7 million at a 4.55% interest rate. The Company also entered into an additional long-term borrowing arrangement of $10.1 million, which matures October, 2007 and has an interest rate of 8.2%. The additional long-term borrowings are fully collateralized by lease receivables and certain leased assets.

   During the first quarter of fiscal 2001, the Company entered into additional long-term borrowing arrangements of $38.7 million, which mature from 2004 to 2006 and have a weighted average interest rate of 6.92%. The additional long-term borrowings are fully collateralized by lease receivables and certain leased assets.

Common Stock Repurchase Program

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of Class A and Class B common stock. On September 22, 1999, the Board authorized additional common stock repurchases of up to three million shares. On September 20, 2000, the Board authorized common stock repurchases of up to an additional five million shares; the total shares authorized for repurchase is now 11 million shares.

   During the third quarter of fiscal 2001, the Company repurchased 793,000 shares of Class A common shares at a cost of $13.5 million and 1,070,137 Class B common shares at a cost of $18.3 million. As of November 24, 2000, total repurchases amounted to $105.4 million and 4,368,293 shares remained authorized for repurchase under the program. The Company has outstanding commitments to repurchase 250,600 of those remaining authorized shares. This commitment is to be fulfilled through seven remaining monthly repurchases of 35,800 shares; the repurchase price is determined by the five-day average market price at the time of each monthly purchase.

                                STEELCASE INC.

                                  (Unaudited)


Operating Segments

   The Company's principal business is the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods, and interior architectural products. In addition, the Company also provides services and is engaged in non-furniture businesses, which include marine accessories, design services, financial services and consulting services. The Company operates on a worldwide basis within three reportable segments, two of which are geographic furniture segments; the third segment is Services and Other Businesses. The Company evaluates performance and allocates resources based on operating income.

   The following sets forth reportable segment data reconciled to the consolidated financial statements (in millions):

                                       Three Months Ended    Nine Months Ended
                                       --------------------  -----------------
                                       Nov. 24,   Nov. 26,   Nov. 24, Nov. 26,
                                         2000       1999       2000     1999
                                       ---------  ---------  -------- --------
   Net sales
     North America....................  $   765.8  $   676.9 $2,250.4 $1,945.6
     International....................      176.5      173.9    532.8    509.3
     Services and other businesses....       40.0       30.2    129.3     98.1
     Eliminations.....................        --         --       --    (148.3)
                                        ---------  --------- -------- --------
     Consolidated net sales...........  $   982.3  $   881.0 $2,912.5 $2,404.7
                                        =========  ========= ======== ========
                                       Three Months Ended    Nine Months Ended
                                       --------------------  -----------------
                                       Nov. 24,   Nov. 26,   Nov. 24, Nov. 26,
                                         2000       1999       2000     1999
                                       ---------  ---------  -------- --------
   Operating income
     North America....................  $    66.5  $    64.2 $  222.1 $  207.5
     International....................        5.0       12.5     27.4     22.4
     Services and other businesses....        7.8        1.6     20.9      8.2
     Eliminations.....................        --         --       --     (10.4)
                                        ---------  --------- -------- --------
     Consolidated operating income....  $    79.3  $    78.3 $  270.4 $  227.7
                                        =========  ========= ======== ========

                                                              Nov. 24, Feb. 25,
                                                                2000     2000
                                                              -------- --------
   Total assets
     North America........................................... $1,705.3 $1,678.2
     International...........................................    653.7    679.2
     Services and other businesses...........................    831.2    680.2
                                                              -------- --------
     Consolidated total assets............................... $3,190.2 $3,037.6
                                                              ======== ========

   The first three months of the nine months ended November 26, 1999 include the results of Steelcase S.A. (formerly known as Steelcase Strafor S.A.) on a consolidated basis, which are eliminated in order to reconcile with the Company's consolidated totals.

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

Results of Operations

   The following table sets forth condensed consolidated statement of income data, as a percentage of net sales, for the three and nine months ended November 24, 2000 and November 26, 1999.

                                             Three Months
                                                 Ended       Nine Months Ended
                                           ----------------- -----------------
                                           Nov. 24, Nov. 26, Nov. 24, Nov. 26,
                                             2000     1999     2000     1999
                                           -------- -------- -------- --------
Net sales.................................  100.0%   100.0%   100.0%   100.0%
Cost of sales.............................   66.8     66.6     66.2     65.5
                                            -----    -----    -----    -----
Gross profit..............................   33.2     33.4     33.8     34.5
Selling, general and administrative
 expenses.................................   25.1     24.5     24.5     25.0
                                            -----    -----    -----    -----
Operating income..........................    8.1      8.9      9.3      9.5
Interest expense..........................   (1.0)    (0.5)    (1.0)    (0.5)
Other income, net.........................    0.7      0.1      0.9      0.4
                                            -----    -----    -----    -----
Income before provision for income taxes
 and equity in net income (loss) of joint
 ventures and dealer transitions..........    7.8      8.5      9.2      9.4
Provision for income taxes................    2.7      3.3      3.4      3.7
                                            -----    -----    -----    -----
Income before equity in net income (loss)
 of joint ventures and dealer
 transitions..............................    5.1      5.2      5.8      5.7
Equity in net income (loss) of joint
 ventures and dealer transitions..........    0.2     (0.1)     --       0.1
                                            -----    -----    -----    -----
Net income................................    5.3%     5.1%     5.8%     5.8%
                                            =====    =====    =====    =====

--------

Overview

   Consolidated net sales of $982.3 million for the third quarter of fiscal 2001 ("Q3 2001") and $2,912.5 million for the first nine months of fiscal 2001 ("2001") increased 11.5% and 21.1%, respectively, compared to the third quarter of fiscal 2000 ("Q3 2000") and the first nine months of fiscal 2000 ("2000"). The sales growth in Q3 2001 reflects the continued growth from new and established products across most business and customer segments. The nine-month sales increase was also attributable to the impact of the acquisition of Steelcase S.A. and subsidiaries, as well as several domestic acquisitions. Sales growth excluding acquisitions was 12.4% for the first nine months of 2001, bolstered by new product sales and broad-based strength across most product lines. New product sales, defined as products introduced in the past five years, made up 25% of the first nine months of 2001 sales, compared to 17% in 2000. Sales growth of the Company's established product lines was linked to the momentum in the large account business, which strengthened significantly during the first nine months of 2001.

   The Company posted earnings growth of 14.1% in Q3 2001, with net income of $51.7 million ($0.35 per share) and growth of 19.8% for the first nine months of 2001, with net income of $168.0 million ($1.12 per share), compared to net income of $45.3 million ($0.30 per share) in Q3 2000 and $140.2 million ($0.92 per share) in the first nine months of 2000. Earnings for 2001 include a $5.4 million ($0.04 per share) after-tax gain on the sale of a non-operating facility.

Three and Nine Months Ended November 24, 2000 Compared to the Three and Nine Months Ended November 26, 1999

   The following table sets forth comparative sales information by segment (in millions):

                               Three Months                  Nine Months
                                   Ended       Percentage       Ended       Percentage
                             -----------------   Change   -----------------   Change
                             Nov. 24, Nov. 26, Increase/  Nov. 24, Nov. 26, Increase/
                               2000     1999   (Decrease)   2000     1999   (Decrease)
                             -------- -------- ---------- -------- -------- ----------
   Net sales
   North America...........   $765.8   $676.9     13.1%   $2,250.4 $1,945.6    15.7%
   International (1).......    176.5    173.9      1.5%      532.8    361.0     n/m
   Services & other
    businesses.............     40.0     30.2     32.5%      129.3     98.1    31.8%
                              ------   ------             -------- --------
   Consolidated net sales..   $982.3   $881.0     11.5%   $2,912.5 $2,404.7    21.1%
                              ======   ======             ======== ========

n/m = not meaningful

(1) Because of the effective date of the acquisition, Steelcase S.A. net sales of $148.3 million for Q1 2000 are not included in the chart above.

   The sales growth in the North America business segment was the driving force in the Company's Q3 2001 consolidated net sales increase of 11.5%. The North America business segment saw a 13.1% sales increase in Q3 2001 and a 15.7% increase for the first nine months. The Company's new and established products continued to outpace the U.S. industry sales growth. Steelcase Design Partnership ("SDP") product sales growth of 11.9% in Q3 2001 and 11.1% in the first nine months of 2001 accompanied the growth within the Company's core North America operations. Net sales for the first nine months of 2001 were positively impacted by domestic acquisitions that occurred in 2000. Sales growth excluding the impact of these acquisitions was 12.1% for the first nine months of 2001 compared to the same period for 2000.

   The Company continues to sustain double-digit order growth across most product lines within North America, outpacing the industry during the comparable time period. Therefore, the Company expects its strong sales performance to continue at least through the balance of the fiscal year. The Business and Institutional Furniture Manufacturers' Association ("BIFMA") has reported a U.S. industry growth forecast of 5.6% for calendar year 2001; the Company believes it's U.S. operations will exceed the BIFMA forecast.

   The International business segment experienced stronger orders and sales in Q3 2001, as local currency sales were up 19% compared to Q3 2000. Sales during the first nine months of 2001 were also up 19% compared to the first nine months of 2000. New product sales made up nearly half of the International sales for the first nine months of 2001. However, the devaluation of the euro and other currencies in relation to the U.S. dollar negatively impacted sales by approximately $30 million in Q3 2001 and $73 million for the first nine months of 2001. The net result for International operations was a sales increase, in U.S. dollars, of 1.5% for the quarter and 8.8% for the first nine months, excluding the impact of the acquisition of Steelcase S.A.

   Services and other businesses increased primarily as a result of increased net leasing revenues from Steelcase Financial Services Inc. ("SFSI") and consulting and design revenues from IDEO, as well as increased sales at Attwood.

   The gross profit margin for the Company was 33.2% for Q3 2001, compared to 33.4% for Q3 2000, a decline of 0.2 of a percentage point. Gross profit margin for the first nine months of 2001 was 33.8%, compared to 34.5% for the first nine months of 2000, a decline of 0.7 of a percentage point. These declines were attributable to a continuation of the same factors affecting the Company's recent performance -- competitive pricing pressures and a shift in the Company's sales mix from established products with higher margins, to new products with lower initial margins. In addition, certain material costs increased during the past two quarters. While some benefits of volume leverage did result from the increase in sales, unfortunately the aforementioned factors more than offset the positive impact of those volume leverage benefits.

   The operating margin for the Company was 8.1% for Q3 2001 compared to 8.9% for Q3 2000, a decline of 0.8 of a percentage point. Operating margin for the first nine months of 2001 was 9.3%, compared to 9.5% for the first nine months of 2000, a decline of 0.2 of a percentage point. Operating margin is the main driver of the Company's variable compensation programs; accordingly the Company has made the appropriate adjustments to these programs in response to the lower than expected operating margin performance.

   The North America operating margin was 8.7% for Q3 2001, compared to 9.5% for Q3 2000, a decline of 0.8 of a percentage point. The year-to-date 2001 operating margin was 9.9%, compared to 10.7% for the first nine months of 2000, a decline of 0.8 of a percentage point. The declines in North America margin performance for the quarter and year to date were the result of the aforementioned factors on gross profit margin, as well as spending on specific strategic initiatives, including strategic sourcing and continued investments in the Company's technological capabilities. The Company expects relatively stable gross profit margins and modestly lower operating expenses in the fourth quarter of 2001, which should result in a slight improvement in the North American operating margin for the quarter.

   The International operating margin was 2.8% for Q3 2001, compared to 7.2% for Q3 2000, a decline of 4.4 percentage points. The year-to-date 2001 International operating margin was 5.1%, compared to 3.3% for the first nine months of 2000, an increase of 1.8 percentage points. International operating profit for the quarter was impacted by the record level of unit volume and the demand for new products, both of which caused a decline in the service levels provided by certain International locations due to capacity constraints. Additionally, increased costs in resolving certain distribution issues and costs to support further realignment within the Company's European operations also affected International operating margins during Q3 2001. The International orders outlook is strong and the Company anticipates improved earnings from its International business segment during the fourth quarter.

   Interest expense increased from $4.7 million and $10.9 million in Q3 2000 and the first nine months of 2000, respectively, to $9.6 million in Q3 2001 and $29.5 million for the first nine months of 2001. Q1 2000 was the first quarter the Company reported debt; this specifically related to the European acquisition. The increase in interest expense is primarily due to the borrowings against the Company's lease receivable portfolio to fund further lease activity, as well as significant capital expenditures during the first nine months of 2001. Other income, net, increased $17.4 million in the first nine months of 2001 as compared to the previous year, primarily as a result of the pre-tax gain of $8.8 million on the sale of a non-operating facility, as well as increased interest income related to the Company's lease receivable portfolio.

   The effective income tax rate in Q3 2001 was 34.9% as compared to 39.0% for Q3 2000. The rate for the first nine months of 2001 was lowered to 37.5% as compared to 39.0% for the first nine months of 2000. The decrease is primarily due to the favorable resolution of U.S. corporate tax issues, as well as the favorable impact of certain tax planning strategies being implemented within the Company's European operations.

   Equity in net income from joint ventures and dealer transitions increased to $1.9 million in Q3 2001, from the $(0.4) million loss in Q3 2000; however, the $0.8 million in the first nine months of 2001 is a decrease from the $2.3 million in the first nine months of 2000, primarily as a result of the Company's European operations now being consolidated with the Company's results.

   For the reasons set forth above, net income increased 14.1% to $51.7 million in Q3 2001 from $45.3 million in Q3 2000 and 19.8% to $168.0 million for the first nine months of 2001, up from $140.2 million for the first nine months of 2000.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at November 24, 2000, includes cash and cash equivalents of $30.1 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   The decrease of $31.9 million in cash generated from operating activities for the first nine months of 2001, compared to the first nine months of 2000 is attributable to the Company's European operations, along with volume increases around the world, resulting in higher accounts receivable and inventory balances. However, the Company is implementing aggressive strategies to reduce both on a worldwide basis. In addition, the Company had significant cash outlays for previously accrued expenses including those related to its payment of the year-end bonus and contributions to the Company's trust fund, as well as tax payments.

   Cash used in investing activities was primarily comprised of capital expenditures and the change in leased assets of the Company's wholly owned finance subsidiary, SFSI. SFSI's asset base continues to grow as SFSI increases its portfolio of leased assets, asset based lending and project financing. Capital expenditures were $185.1 million for the first nine months of 2001, compared to $113.1 million during the first nine months of 2000. The Company is investing in a state-of-the-art environmentally friendly facility to manufacture its wood furniture products. The Company is also investing in improvements of its processes and in its made-to-order SAP business system. The Company's investments are intended to improve productivity and safety, increase capacity, decrease the impact on the environment and facilitate the launch of new services and products. Management expects capital expenditures, net of asset dispositions, to approximate $150 million for the full fiscal year, which includes approximately $100 million of dispositions. During the first nine months of 2001, the Company received proceeds of $80.2 million from the completion of three sale/leaseback transactions and the sale of a non-operating facility.

   The Company paid common stock dividends of $0.33 per share, or $49.6 million, and $0.33 per share, or $50.6 million, during the first nine months of 2001 and 2000, respectively. During the first nine months of 2001, the Company repurchased 1,540,200 Class A common shares for $23.4 million and 1,836,937 Class B common shares for $30.4 million, under a three million share repurchase program authorized by the Board of Directors on June 17, 1998. This program was expanded on September 22, 1999 by an additional three million shares and further expanded on September 20, 2000 by an additional five million shares. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B common shares will continue to convert into Class A common shares over time.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase S.A. Steelcase S.A. created an internal Euro Committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets, and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase S.A.'s financial position, or on the Company as a whole.

Safe Harbor Provision

   There are certain forward-looking statements under the Results of Operations for the Three and Nine Months Ended November 24, 2000 Compared to Three and Nine Months Ended November 26, 1999, Liquidity and Capital Resources, Euro Conversion and Recently Issued Accounting Standards sections, particularly those with respect to the sales performance of the Company through the balance of this fiscal year and the calendar year 2001, expected gross profit margins, operating expenses and operating margins for the fourth quarter of 2001, future earnings and orders outlook for the International business segment, the Company's future liquidity and capital needs, the sufficiency of the Company's current and future cash, cash equivalents and credit facilities to finance future liquidity and capital needs, future capital expenditures, conversion of Class B common shares to Class A common shares and the offset conversion on the Company's tradable float, the impact of the euro conversion on the financial position of Steelcase S.A. and the Company and the impact of any recently issued accounting pronouncements on the Company's financial statements. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to, competitive and general economic conditions domestically and internationally; competitive pricing pressure; currency fluctuations; changes in customer order patterns; sales mix; the success of new products and their impact on the Company's manufacturing processes; possible acquisitions and divestitures by the Company; the Company's ability to improve margins on new products, to successfully integrate acquired businesses, to reduce costs, including ramp up costs associated with new products, to reduce accounts receivable and inventories on a world-wide basis, and to successfully implement technology initiatives; the impact of the euro conversion, the sufficiency of the reserve established with regard to material and installation costs associated with Pathways product line improvements and other risks detailed in the Company's 10-K Report for the year ended February 25, 2000, and its other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. Gains and losses resulting from changes in fair value would be included in income, or in comprehensive income, depending on whether the instrument qualifies for hedge accounting and the type of hedging instrument involved. This statement is effective for fiscal years beginning after June 15, 2000. Management intends to adopt the provisions of SFAS No. 133 during the first quarter of the Company's fiscal year 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated. No other recently issued accounting pronouncements are expected to have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the third quarter of fiscal 2001, no material change in foreign exchange risks occurred.

Interest Rates

   During the third quarter of fiscal 2001, no material change in interest rates occurred.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

1. EXHIBITS

   See Exhibit Index

2. REPORTS ON FORM 8-K

   No reports on Form 8-K were filed during the three months ended November 24, 2000.

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

Date: January 8, 2001

                                 EXHIBIT INDEX

   There are no exhibits to report in the third quarter of fiscal 2000, ended November 24, 2000.