Form 10-K
period 2001-02-23
STEELCASE INC
filed 2001-05-17
CIK 1050825

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

                  For the fiscal year ended February 23, 2001

                        Commission File Number 1-13873

                               ----------------

                                STEELCASE INC.
            (Exact name of registrant as specified in its charter)

              Michigan                                38-0819050
                                         (IRS employer identification number)
      (State of incorporation)

          901 44th Street,                              49508
       Grand Rapids, Michigan                         (Zip Code)
   (Address of principal executive
              offices)

                                (616) 247-2710
                        (Registrant's telephone number)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
      -------------------                                -----------------------
     Class A Common Stock............................... New York Stock Exchange

           Securities registered pursuant to 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of May 1, 2001, the registrant had outstanding 32,635,033 shares of Class A Common Stock and 114,916,271 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $331,016,606 computed by reference to the closing price of the Class A Common Stock on that date as reported by the New York Stock Exchange. Although there is no quoted market for registrant's Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on May 1, 2001, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates on that date was $861,894,868.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business:

General

   Steelcase Inc. (the "Company" or "Steelcase") is the world's largest designer and manufacturer of products used to create high-performance work environments. Founded in Grand Rapids, Michigan in 1912, Steelcase helps individuals, and the organizations that employ them, around the world to work more effectively. The Company has led the office furniture industry in sales every year since 1974. Its product portfolio includes furniture systems, seating, storage, desks, casegoods, interior architectural products, technology products and related products and services. Fiscal 2001 worldwide revenues were $3.89 billion. Steelcase, including its subsidiaries and joint ventures, has dealers in approximately 800 locations, manufacturing operations in over 30 locations and more than 21,000 employees around the world.

   Previously the Company reported two geographic furniture segments--North America and International; along with Services and Other Businesses. In 2001, Steelcase's Financial Services business has grown to comprise a significant portion of the Company's balance sheet and, as such is now reported as a separate business segment. The North America furniture segment continues to include the U.S., Canada and the Steelcase Design Partnership ("SDP"), and now also includes the Company's IDEO and Attwood subsidiaries, which in the past were reported in the Services and Other Businesses segment. The International furniture segment continues to include the rest of the world, with the largest portion of the operations in Europe. For comparative purposes, prior year information shown has been restated to reflect the new segmentation of the Company.

   Certain information with regard to the Company's operations in geographic markets is contained elsewhere herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Consolidated Financial Statements. See Note 18 to the Consolidated Financial Statements regarding the April 22, 1999 acquisition by the Company of the remaining 50% equity interest in the joint venture for Strafor Facom S.A.

Products and Services

   Steelcase provides a broad range of office furniture, related workplace products and comprehensive support services to its customers on a project basis and through ongoing contractual relationships. The Company distributes its products through a worldwide network of independent dealers in approximately 800 locations, including approximately 380 in North America, 350 in Europe and 70 throughout the rest of the world. Each dealership has its own sales force which is supported by the Company's sales representatives, who work closely with dealers throughout the sales process. The dealers, in conjunction with the Company's sales representatives, maintain close relationships with architects, contract interior designers and corporate facility managers, who typically influence purchasing decisions. The Company has experienced minimal turnover in its dealership network and is not dependent on any one of its dealers.

North America Office Furniture Segment

   The North America office furniture segment consists of operations in the United States and Canada. The Company offers products under the Steelcase brand, which includes office furniture systems, seating, storage solutions, desks and casegoods; the Revest brand, which provides remanufactured solutions for clients; and the Steelcase Design Partnership ("SDP") brands, which focus on specialty markets. This segment also includes the Company's IDEO and Attwood subsidiaries.

 Office Furniture Systems

   Since the mid-1980's, furniture systems have been the largest product category in the United States office furniture market, representing approximately one-third of all office furniture sold in calendar 2000. Steelcase is the market leader in this category, based on sales, offering a broad range of aesthetic options, performance features, applications and price points. Office furniture systems consist of movable and reconfigurable components, which may be used to create work environments of variable sizes and configurations. Furniture systems generally use movable panels for space division, acoustic and visual privacy, structural support and as conduits for power, telecommunications and data cabling. Furniture systems also include panel-supported and freestanding components such as work surfaces, desks, pedestals, drawers, binder bins, filing, lighting fixtures and keyboard support shelves. Furniture systems offer customers more flexibility and greater space efficiency than traditional dry-wall-based private offices and undivided desk areas.

   Pathways is an evolving portfolio of integrated architectural products (which includes walls, doors, floors and lighting), furniture and technology products that enable customers to create flexible, user-centered work environments. Pathways products are designed to coordinate with existing Steelcase products as well as competitors' products.

 Seating

   Seating represented approximately one-quarter of all the office furniture sold in the United States in calendar year 2000. Steelcase believes it is the world's largest office seating manufacturer and a proven market leader in seating innovation. The Company believes its focus and research on materials, ergonomics, technology and work processes, along with its broad platform of product styles and price points, will maintain and enhance the Company's share of the seating market. The Company believes it offers the widest selection of chair types and chairs in the office furniture industry, providing chairs and other types of seating for virtually every office need. The Company's primary seating products are high-performance chairs; other seating products include guest, executive, lounge, stackable and collaborative or team-based offerings in both wood and non-wood materials.

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

 Refurbished and Remanufactured Furniture

   The Revest brand offers high quality remanufactured and refurbished office furniture, including systems products. Revest creates "like new" furniture by rebuilding Steelcase office furniture, which includes the replacement of parts and electrical components with new products and finishes to meet a full range of functional, image, and budget needs.

 Steelcase Design Partnership

   The SDP brands offer complementary product lines that focus on specialty markets, including product lines for lobby and reception areas, cafeteria and informal gathering areas, private offices, learning environments, executive conference areas, group work environments, videoconferencing facilities and healthcare environments. SDP also provides surfacing materials for hospitality, healthcare and contract markets and ergonomic tools for the workplace. The Steelcase Design Partnership includes: Brayton International Inc.; Metropolitan Furniture Corporation; Office Details Inc.; and Vecta, a division of the Company. SDP also includes the Steelcase Surfaces

Partnership which began in January 1999 with the combined operations of DesignTex Fabrics, Inc. and J.M. Lynne Co., Inc. DesignTex provides and designs textiles for seating upholstery, wallcovering and office panel systems, and serves contract, hospitality and healthcare markets. J.M. Lynne is a leading designer and distributor of vinyl wallcoverings for commercial environments.

International Office Furniture Segment

   The International office furniture segment consists of Steelcase S.A. (formerly known as "Steelcase Strafor") and Steelcase International. The Company's European business is conducted almost entirely through Steelcase S.A., while Steelcase International includes all of the Company's non-European international operations. In 2001, international revenues comprised approximately 18% of the Company's revenues.

 Steelcase S.A.

   Steelcase S.A. is a leading office furniture company in Europe with revenues of approximately $574 million for the year ended December 31, 2000. Steelcase S.A. is a market leader in France, Germany, Spain and the United Kingdom. In a fragmented European office furniture market, Steelcase S.A. is a market leader with approximately a 7% market share.

   Steelcase S.A. serves the European market with 14 manufacturing facilities located in seven countries, approximately 4,000 employees and a network of independent dealers in approximately 350 locations. Steelcase S.A. develops and manufactures its own office furniture products and complements its product offerings with Steelcase brand and Steelcase Design Partnership products. Steelcase S.A.'s products are in large part purchased by European customers.

 Workstations

   The workstation segment includes operative desking and executive furniture. Operative desking accounts for nearly half of all office furniture sold in the European market. Operative desking consists of various types of desks, tables and work surfaces that can be used in many variable, freestanding arrangements. Steelcase S.A. is a European market leader in operative desking, placing a priority on the balance between aesthetics and efficiency. Executive furniture is a smaller portion of the total European office furniture market. Steelcase S.A. is a European market leader in this area, providing a range of top-quality, high-performance executive furniture products.

 Seating

   As in the United States, the seating segment makes up about one-quarter of the total European office furniture market. Steelcase S.A. is a European market leader, offering a wide range of functional, ergonomic and aesthetic choices. High-performance and general use chairs, as well as guest and lounge seating are offered under several product names. The Company believes its focus and research on materials, ergonomics, technology and work processes, along with its broad platform of product styles and price points, will maintain and enhance the Company's share of the European seating market.

 Filing and Storage

   Steelcase S.A. is also a leader in the filing and storage segment of the European market. The Company's office furniture workstation offerings are complemented by a full range of storage solutions, including modular and personal filing and storage products, some of which are fixed and others of which are portable. The Company also markets other filing and storage products including specialized records and library storage along with shelving products.

 Steelcase International

   The Company conducts its non-European international operations primarily through its Steelcase International operating group. The Company's products are generally available throughout the world and are currently sold to customers in various countries, including Australia, Brazil, China, Japan, Mexico, Saudi Arabia, Singapore, Thailand, United Arab Emirates, and Venezuela.

   The Company exports its products to non-European markets. The Company supplements this business with two manufacturing facilities in Brazil and Saudi Arabia and with licensees in Japan and Colombia. In addition, the Company owns 26% of its Thailand licensee, Modernform Group Public Company Limited. Sales of the Company's products to non-European international markets were approximately $135 million for the year ended February 23, 2001. These sales are made almost exclusively through the Company's dealer network.

Financial Services Segment

   The Financial Services segment has grown to become a significant portion of the Company's balance sheet and, as such is now reported as a separate segment. Financial Services provides financing services to Steelcase dealers and their customers to facilitate the purchase of Steelcase products in the United States, Canada and Europe. The Financial Services segment provides both dealer financing and lease financing.

   The dealer financing portion of the segment provides a variety of financial services to Steelcase dealers to support their business goals and foster stability in the Steelcase distribution network. Dealer financing includes three distinct programs: project financing, asset-based lending and term notes. Through these programs, Financial Services helps dealers finance capital equipment, Steelcase purchases and establish working lines of credit. Lease financing provides leasing and financing alternatives for the acquisition of Steelcase products.

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

Product Design and Development

   In response to rapidly changing work environments, the Company has maintained research and development efforts in recent years. The Company also leverages the expertise of its research and design staff and its subsidiary, IDEO Product Development, Inc. ("IDEO"), to enhance existing products and design new products to address evolving customer needs and industry trends. In recent years, the Company's design efforts have focused on the Pathways interior architectural elements as well as more traditional systems furniture, seating and related products. The Company's research efforts include on-site user observation, behavioral science studies and anthropologic research, human factors research and technology trends studies. Over the past three years, the Company has incurred research and development expense of approximately $217 million.

Manufacturing

   The Company manufactures its products at more than 30 locations throughout the world, including the United States, Canada, Mexico and Europe. In 1987, the Company adopted world class manufacturing principles which utilize a variety of production techniques, including cell or team manufacturing, focused factories and rapid continuous improvement. This initiative has evolved to include advanced planning and scheduling systems and is referred to as the Steelcase Production System. The Company continually examines new opportunities to consolidate its manufacturing and distribution operations to improve efficiency. Substantially all plants "build to order" rather than to "forecast", which directly reduces finished goods inventory levels and emphasizes continuous improvement in set-up and delivery time to customers. As a result of these and other order processing and customer service improvements, the Company's average lead-time, i.e., the time from order to delivery, has been reduced in the United States and Canada. The Company has an extensive distribution system in the United States and Canada and utilizes both company-owned trucking fleet and commercial transport and delivery services in both the United States and abroad.

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

Backlog

   A majority of the Company's products are manufactured and shipped a few weeks following receipt of order. The amount of the order backlog at any particular time is not indicative of the level of net sales for any particular fiscal period.

Intellectual Property

   The Company and its subsidiaries have approximately 320 active U.S. utility patents and approximately 198 active U.S. design patents relating to current and anticipated products. The Company and its subsidiaries also own approximately 710 designs and patents in a number of foreign countries. The Company has been active in obtaining patents since its inception and has filed an increasing number of patent applications in recent years. During fiscal 2000, the Company formed Steelcase Development Corporation, a wholly owned subsidiary of the Company, for the purpose of acquiring, managing, licensing, and enforcing intellectual property rights for the Company. The average remaining life of the utility patents in the Company's U.S. portfolio is approximately 13 years.

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

Competition

 North America Office Furniture Segment

   The North America office furniture market is highly competitive, with a number of competitors offering similar products. In the contract segment of the market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers. The Company's most significant competitors in the North American market are Herman Miller, Inc., Haworth, Inc., Knoll, Inc., Kimball International, Inc., Hon Industries Inc. and Teknion Inc. Together, these companies represent a substantial portion of the market share of the overall office furniture market.

 International Office Furniture Segment

   The European office furniture market is highly competitive and extremely fragmented. Steelcase S.A. generally competes with a number of other European-based enterprises. Few companies have a significant pan-European presence in all of the office furniture segments; the Samas-Groep N.V. and the Haworth Europe Group compete with Steelcase S.A. on this level. Similar to the North American market, companies compete primarily on price, delivery and service, product design and features, quality and the relationships developed between dealers and customers.

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

   Under the Clean Air Act Amendments of 1990, the United States Environmental Protection Agency ("EPA") is required to promulgate various emission standards, including the National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), for certain sources of hazardous air pollutants, including the wood and metal furniture manufacturing industries. NESHAPs for the wood furniture manufacturing industry required reduction by November 1997 of emissions of certain volatile organic compounds found in the coatings, stains and adhesives used by the Company. Compliance with the wood furniture NESHAP has not materially affected the Company. The EPA is currently expected to promulgate NESHAPs for the metal furniture industry by May 2002. The Company intends to continue to participate actively in negotiations relating to these regulations because of their potential significance to the Company's operations. The Company cannot estimate the effects of compliance with the metal furniture NESHAPs or other future Clean Air Act Requirements.

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


   The above forward-looking statements concerning the materiality of the cost associated with contaminated properties involve certain risks that could cause actual results to vary from the stated expectations. Factors affecting such risks include future governmental regulations and/or cleanup standards or requirements, undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties or other factors increasing the cost of remediation or the loss of other financially viable potentially responsible parties to contribute towards cleanup costs.

Employees

   As of February 23, 2001, the Company had approximately 21,500 employees, including approximately 14,200 hourly and approximately 7,300 salaried employees. Approximately 17,200 of the total employees are located in North America, less than 5% of which are covered by collective bargaining agreements. Management believes that the Company's relations with its employees are good.

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

   The Company's principal office, manufacturing and distribution facilities (300,000 square feet or larger) as of February 23, 2001 are as follows:

                            Approximate Owned
                              Square      or
Location                      Footage   Leased Description of Use
--------                    ----------- ------ ------------------
Grand Rapids, Michigan....     383,000   Owned Corporate Headquarters
Grand Rapids, Michigan....     896,000   Owned Chair Manufacturing
Grand Rapids, Michigan....   1,207,000   Owned Desk Manufacturing
Grand Rapids, Michigan....     786,000   Owned Distribution Center
Grand Rapids, Michigan....     867,000   Owned File Manufacturing
Grand Rapids, Michigan....     950,000   Owned Systems Manufacturing
Grand Rapids, Michigan....     748,000   Owned Miscellaneous (1)
Gaines Township,
 Michigan.................     599,000   Owned Corporate Development Center
Kentwood, Michigan........     666,000   Owned Computer Furniture Manufacturing
Kentwood, Michigan........     789,000   Owned Context Manufacturing
Kentwood, Michigan........     886,000   Owned Panel Manufacturing
Kentwood, Michigan........   1,118,000   Owned Distribution Center
Kentwood, Michigan........     441,000  Leased Wood Furniture Manufacturing
Lowell, Michigan..........     480,000   Owned Attwood Manufacturing
Athens, Alabama...........     777,000   Owned Manufacturing
Tustin, California........   1,044,000   Owned Manufacturing
New Paris, Indiana........     314,000   Owned Manufacturing
Fletcher, North Carolina..     895,000   Owned Wood Furniture Manufacturing
Grand Prairie, Texas......     320,000   Owned Vecta Manufacturing
High Point, North Carolina
 .........................     409,000   Owned Brayton Manufacturing
Markham, Ontario..........     725,000   Owned Steelcase Canada Manufacturing
Strasbourg, France........     386,000   Owned Manufacturing
Durlangen, Germany........     415,000  Leased Manufacturing
Madrid, Spain.............     362,000   Owned Manufacturing
Kolbermoor, Germany.......     335,000   Owned Manufacturing
Rosenheim, Germany........     368,700   Owned Manufacturing and Offices

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

Item 4. Submission of Matters to a Vote of Security Holders:

   None.

Item 4(a). Executive Officers of Registrant:

   Set forth below is certain information regarding the executive officers of the Company.

Name                        Age Position
----                        --- --------
Robert A. Ballard..........  65 President, Steelcase North America
Robert W. Black............  42 President, International
Jon D. Botsford............  46 Senior Vice President, Secretary and Chief Legal
                                Officer
John S. Dean...............  49 Vice President, Global E-Business and Chief
                                Information Officer
Mark T. Greiner............  49 Senior Vice President, Concepts, Research and
                                Ventures
James P. Hackett...........  46 President and Chief Executive Officer
Nancy W. Hickey............  49 Senior Vice President, Global Human Resources
James P. Keane.............  41 Senior Vice President, Finance and Corporate
                                Strategy, and Chief Financial Officer
Michael I. Love............  52 President and Chief Executive Officer, Steelcase
                                Design Partnership
Alwyn Rougier-Chapman......  62 Chief Financial Officer

   Robert A. Ballard has been President, Steelcase North America since 1999. Mr. Ballard served as Executive Vice President, Business Operations from 1996 to 1999. From 1994 to 1996, Mr. Ballard held the position of Senior Vice President, Manufacturing Operations.

   Robert W. Black has been President, International since 2000. Mr. Black was Senior Vice President, Steelcase International from 1999 to 2000. From 1998 to 1999, Mr. Black served as Vice President, Europe. From 1996 to 1998, Mr. Black served as Vice President, Marketing, and from 1995 to 1996, Mr. Black served as Vice President, Corporate Strategy and Development.

   Jon D. Botsford has been Senior Vice President, Secretary and Chief Legal Officer since 1999. Mr. Botsford served as Vice President, General Counsel and Secretary from 1998 to 1999, and General Counsel and Secretary from 1997 to 1998. From 1992 to 1997, Mr. Botsford held the position of Assistant General Counsel.

   John S. Dean has been Vice President, Global E-Business and Chief Information Officer since 2000. From 1997 to 2000, Mr. Dean served as the General Manager of Hedberg Data Systems, a Steelcase technology subsidiary, located in Connecticut. From 1996 to 1997, Mr. Dean held the position of Group Manager, Business Technology Group.

   Mark T. Greiner has been Senior Vice President, Concepts, Research and Ventures since February, 2001. From 1999 to 2001, Mr. Greiner held the position of Senior Vice President, Global E-Business and Chief Information Officer. Mr. Greiner served as Vice President and Chief Information Officer from 1996 to 1999. From 1994 to 1996, Mr. Greiner served as Vice President, Corporate Marketing, Communications and Media Technology.

   James P. Hackett has been President and Chief Executive Officer of the Company since 1994. Mr. Hackett also serves as a member of the Board of Trustees of The Northwestern Mutual Life Insurance Company. Mr. Hackett served as a Director of Old Kent Bank Financial Corporation until April 2, 2001, when it was acquired by Fifth Third Bancorp.

   Nancy W. Hickey has been Senior Vice President, Global Human Resources since 1999. Ms. Hickey served as Vice President, Corporate Human Resources from May to November 1999. From 1994 to 1999, Ms. Hickey served as Vice President, Dealer and Customer Alliances.

   James P. Keane has been Senior Vice President, Finance and Corporate Strategy since February, 2001, and assumed the additional role of Chief Financial Officer in April, 2001 upon the retirement of Mr. Alywn Rougier-Chapman. Mr. Keane served as Senior Vice President, Corporate Strategy, Research and Development for the

Company from 1999 to 2001. From 1997 to 1999, Mr. Keane served as Vice President, Corporate Strategy, Research and Development. From 1992 to 1997, Mr. Keane was Vice President and Chief Financial Officer of Cloud Corporation, a packaging company.

   Michael I. Love has been President and Chief Executive Officer, Steelcase Design Partnership since 2000. Mr. Love was president of Vecta, a division of Steelcase, from 1994 through 2000.

   Alwyn Rougier-Chapman served as Chief Financial Officer from February to April 2001. From 1994 to February, 2001, Mr. Rougier-Chapman served as Senior Vice President, Finance and Chief Financial Officer. Mr. Rougier-Chapman also served as Treasurer from 1994 to 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

     The Class A Common Stock of the Company is listed on the New York Stock Exchange under the symbol "SCS". The Class B Common Stock of the Company is neither registered under the Securities Exchange Act of 1934 nor publicly traded.

     As of May 1, 2001, the Company had outstanding 32,635,033 shares of Class A Common Stock with 13,285 shareholders of record thereof and 114,916,271 shares of Class B Common Stock with 218 shareholders of record thereof, in each case not including persons or entities holding stock in nominee or street name through brokers or banks.

   The following table shows the price range of the Class A Common Stock, as reported by the New York Stock Exchange, for the years ended February 23, 2001 and February 25, 2000.

                                                                 Class A Common
                                                                   Stock Price
                                                                      Range
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
      Fiscal 2001
      1st Quarter............................................... $12.625 $10.500
      2nd Quarter............................................... $18.125 $12.000
      3rd Quarter............................................... $17.625 $15.500
      4th Quarter............................................... $15.625 $12.625
      Fiscal 2000
      1st Quarter............................................... $20.750 $13.625
      2nd Quarter............................................... $20.000 $14.500
      3rd Quarter............................................... $15.500 $12.250
      4th Quarter............................................... $13.750 $10.250

   The Company intends to continue to pay regular quarterly dividends. However, the declaration and payment of dividends by the Company are subject to the discretion of the Board and to compliance with applicable law. The determination of the timing and amount of future dividends, if any, will depend upon, among other things, the Company's results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time. See Item 6 of this Report, "Selected Financial Data" and Note 2 thereto. The aggregate dividends paid in the years ended February 23, 2001 and February 25, 2000 are set forth below (in millions):

           Year Ending                                  Total
           -----------                                  -----
           2001........................................ $65.9
           2000........................................ $67.3

Item 6. Selected Financial Data

                             FINANCIAL HIGHLIGHTS
                     (in millions, except per share data)

                          February 23, February 25, February 26, February 27, February 28,
                              2001       2000(3)        1999         1998       1997(1)
                          ------------ ------------ ------------ ------------ ------------
Statement of Income Data
Revenues................    $3,885.8     $3,344.3     $2,761.5     $2,775.6     $2,420.6
Revenues increase
 (decrease).............        16.2%        21.1%       (0.5)%        14.7%        11.8%
Gross profit............    $1,308.7     $1,130.9     $1,008.4     $1,019.0     $  869.0
Gross profit--% of
 revenues...............        33.7%        33.8%        36.5%        36.7%        35.9%
Operating income........    $  306.4     $  274.5     $  325.9     $  327.7     $  150.8
Operating income--% of
 revenues...............         7.9%         8.2%        11.8%        11.8%         6.2%
Net income..............    $  193.7     $  184.2     $  221.4     $  217.0     $   27.7
Net income--% of
 revenues...............         5.0%         5.5%         8.0%         7.8%         1.1%
Earnings Per Share
Earnings per share--
 basic..................    $   1.30     $   1.21     $   1.44     $   1.40     $   0.18
Earnings per share--
 diluted................    $   1.29     $   1.21     $   1.44     $   1.40     $   0.18
Weighted average shares
 outstanding-basic......       149.4        152.8        153.8        154.8        154.7
Weighted average shares
 outstanding-diluted....       149.8        152.8        153.8        154.8        154.7
Dividends per share of
 common stock(2)........    $   0.44     $   0.44     $   0.41     $   1.36     $   0.27
Balance Sheet Data
Working Capital.........    $  319.8     $  200.1     $  290.6     $  355.1     $  474.6
Assets..................    $3,157.0     $3,037.6     $2,182.5     $2,007.2     $1,922.1
Long-term debt..........    $  327.5     $  257.8          --           --           --
Liabilities.............    $1,520.5     $1,475.4     $  682.5     $  674.8     $  542.1
Shareholder's Equity....    $1,636.5     $1,562.2     $1,500.0     $1,332.4     $1,380.0
Statement of Cash Flow
 Data
Net cash provided by
 operating activities...    $  209.8     $  305.7     $  359.9     $  402.7     $  126.7
Depreciation and
 amortization expense...    $  162.5     $  141.8     $  107.0     $   95.3     $   93.4
Capital expenditures....    $  260.5     $  188.8     $  170.4     $  126.4     $  122.0
Dividends paid(2).......    $   65.9     $   67.3     $   63.1     $  210.9     $   41.8

--------
(1) During 1997, the Company concluded a 17-year patent litigation which, net of reserves, reduced net income by $123.5 million.
(2) During 1998, the Company paid a special dividend in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock.
(3) Includes Steelcase S.A. (formerly known as Steelcase Strafor).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

   The Company recorded revenues of $3,885.8 million for fiscal 2001 ("2001") an increase of 16.2% over fiscal 2000 ("2000") revenues of $3,344.3 million. The increased global revenues reflect acquisition growth as well as the continued growth of new and established products across most business and customer segments. Revenue growth excluding acquisitions was 9.5% for 2001. New product revenues, defined as products introduced in the past five years, made up 25% of 2001 revenues, compared to 17% in 2000. Revenue growth of the Company's established product lines was linked to the growth in the large account business, which strengthened significantly during the first nine months of 2001. The fourth quarter showed a substantial slowing of business activity associated with the general economic slowdown of the U.S. economy.

   The Company posted earnings growth of 5.2% in 2001, with net income of $193.7 million, ($1.30 basic earnings per share and $1.29 diluted earnings per share), compared to net income of $184.2 million ($1.21 basic and diluted earnings per share). Reported net income for 2001 included non-recurring fourth quarter after-tax charges totaling $15.2 million related to facility closings, production relocation and workforce reductions. Reported net income also reflects an $11.6 million after-tax gain on the sale of real estate, which was largely offset by an $11.9 million after-tax charge for reserves related to dealer transition financing, both of which occurred in the fourth quarter. The Company also recorded in the first quarter of 2001, a $5.6 million after-tax gain on the sale of real estate. During 2001, the Company's profitability was again impacted by the following factors:

  . The impact of the increase in the percentage of new products--which typically have lower initial margins--in the sales mix.

  .  Competitive pricing pressures.

Results of Operations

   The following table sets forth consolidated statement of income data as a percentage of revenues for 2001, 2000, and fiscal 1999 ("1999").

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Revenues............................    100.0%       100.0%       100.0%
   Cost of sales.......................     66.3         66.2         63.5
                                           -----        -----        -----
   Gross profit........................     33.7         33.8         36.5
   Operating expenses..................     25.8         25.6         24.7
                                           -----        -----        -----
   Operating income....................      7.9          8.2         11.8
   Non-operating items, net............      0.1         (0.7)        (0.4)
                                           -----        -----        -----
   Income before taxes.................      7.8          8.9         12.2
   Provision for income taxes..........      2.8          3.5          4.5
   Equity in net income of joint
    ventures and dealer transitions....      --           0.1          0.3
                                           -----        -----        -----
   Net income..........................      5.0%         5.5%         8.0%
                                           =====        =====        =====

Steelcase Inc.

   The following table sets forth consolidated statement of income data, and data as a percentage of revenues for the Company's North America segment for 2001, 2000 and 1999 (in millions).

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Revenues..............................   $3,885.8     $3,344.3     $2,761.5
   Gross profit percentage...............       33.7%        33.8%        36.5%
   Operating expense percentage..........       25.8%        25.6%        24.7%
   Operating income......................   $  306.4     $  274.5     $  325.9
   Operating income percentage...........        7.9%         8.2%        11.8%
   Net income............................   $  193.7     $  184.2     $  221.4

   Revenues. The Company's consolidated revenues in 2001 increased by 16.2% over 2000 revenues. This increase reflects acquisition growth and was bolstered by demand for new products, as well as solid results across substantially all product categories, distribution channels and business segments. Excluding the impact of acquisitions, 2001 revenues increase by 9.5% over 2000 revenues. The Company's consolidated revenues in 2000 posted a 21.1% increase over 1999 revenues, primarily from the acquisition of Steelcase S.A. and domestic acquisitions. Excluding the impact of all acquisitions, the Company posted flat revenues in 2000 compared to 1999 revenues. During 1999, the Company's consolidated revenues did not include those of Steelcase S.A. During that year, the Company lagged industry growth and posted flat revenues.

   Gross Profit. The Company's gross profit as a percentage of revenues decreased slightly in 2001 to 33.7%, down from 33.8% in 2000, and 36.5% in 1999. The gross margin performance for 2001 and 2000 was impacted by non-recurring charges. Excluding non-recurring items the Company's gross margin was 33.9% for 2001, compared to 34.5% for 2000. In 2001, non-recurring charges totaling $9.5 million related to facility closings, production relocation and workforce reductions; in 2000, non-recurring charges totaling $24.5 million related to the field retrofit of beltways and insulation materials within installed Pathways products. The gross margin results in 2001 are primarily due to a continuation of the impact of the increase in the percentage of new products--which typically have lower initial margins--in the sales mix and the competitive pricing pressures. The overall decrease in gross margin for 2001 was partially offset by lower variable compensation, as well as continued cost-reduction efforts.

   The margin decline during 2000 was primarily the result of the competitive pricing pressures, the impact of the increase in the percentage of new products--which typically have lower initial margins--in the sales mix and major new product introduction and associated ramp up costs. Additionally, the Company experienced the expected margin decrease of approximately 0.5 percentage points with the consolidation of Steelcase S.A. The overall decrease in gross margin for 2000 was also partially offset by lower variable compensation, as well as various cost-reduction efforts.

   In 1999, margins remained relatively flat as the Company's continued efforts to reduce costs and to improve efficiencies were tempered by upfront investments required to fund cost-reduction efforts, as well as the disruptions and inefficiencies associated with the Company launching the largest product portfolio in its history.

   Operating Expenses. The Company's operating expenses as a percentage of revenues increased to 25.8% in 2001, from 25.6% in 2000 and 24.7% in 1999. Operating expenses now include the financing expenses related to the Company's Financial Services segment. Operating expenses for 2001 included non-recurring charges of $14.4 million related to facility closings, production relocation and workforce reductions. Excluding these non-recurring items, the Company's operating expense ratio decreased to 25.4% in 2001, slightly lower than in 2000. This reduction of operating expenses was primarily due to lower variable compensation and the positive effect of currency fluctuations--predominantly the euro.

   In 2000, overall operating expense ratios were impacted by the consolidation of Steelcase S.A., including increased intangible amortization, write-off of bad debts in the United Kingdom and costs associated with the consolidation of German operations. Excluding Steelcase S.A., 2000 operating expenses were 24.5%, which is flat compared to 1999, reflecting management's cost containment and resource redeployment efforts.

   During the three-year period, investments in information systems and new product research, development and launch costs have been significant and include the redeployment of resources in support of these strategic initiatives.

   Operating Income. For the reasons set forth above, operating income increased to $306.4 million in 2001, up from $274.5 million in 2000, which was a decrease from $325.9 million in 1999. The Company's operating income as a percentage of revenues decreased in 2001 to 7.9%, from 8.2% in 2000 and 11.8% in 1999. Excluding non-recurring items the Company's operating margin was 8.5% for 2001 and 8.9% for 2000.

Interest expense; Other income, net; and Income taxes

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
                                                    (in millions)
   Interest expense....................    $ 18.0       $10.9        $ --
                                           ======       =====        =====
   Other income, net:
     Interest income...................    $  8.3       $ 6.4        $13.8
     Interest income from tax
      litigation.......................       --          --           5.8
     Gain (loss) on dealer
      transitions......................     (24.7)        8.3         (2.2)
     Gain on disposal of property and
      equipment........................      27.1        10.0          --
     Gain on sale of investments.......       2.8         7.0          --
     Miscellaneous, net................       1.8         1.1         (5.9)
                                           ------       -----        -----
                                           $ 15.3       $32.8        $11.5
                                           ======       =====        =====
   Effective income tax rate...........      36.5%       39.0%        37.0%

   Interest expense for 2001 increased to $18.0 million, from $10.9 million in 2000 and zero in 1999. The increase in 2001 was primarily to fund the Company's capital expenditures during the year. The 2000 increase was primarily due to the acquisition of Steelcase S.A., which was partially financed through short and long-term borrowings.

   Other income, net, for 2001 decreased to $15.3 million, from $32.8 million in 2000. Both 2001 and 2000 were impacted by non-recurring items. The non-recurring items in 2001 related primarily to the $27.1 million gain recognized on the sale of certain non-income producing facilities, which was partially offset by $24.7 million in charges for reserves related to dealer transition financing, $18.8 million of which is non-recurring.

   Other income, net, increased significantly in 2000 due to several non-recurring gains. First, the Company recognized a gain of $7.5 million in connection with the sale of customer lists to new dealers in the United Kingdom. Second, the Company recorded a gain of $10.0 million from the sale of certain non-income producing facilities. Finally, the Company recorded investment income of $7.0 million from the sale of investments in common stock. The above mentioned gains were offset by decreased interest income of $6.6 million due to lower cash balances in 2000. Also, 1999 included $5.8 million of interest income recorded in connection with the favorable resolution of income tax litigation discussed below.

   Income tax expense as a percentage of income before taxes ("the effective tax rate") approximated 36.5% in 2001, 39.0% in 2000 and 37.0% in 1999. During 2001, the effective tax rate decreased due to the implementation of international tax planning strategies in both Europe and Japan. During 2000, the effective tax rate increased because of the consolidation of Steelcase S.A., with operations in European countries, which typically have higher effective tax rates compared to the rates in U.S. The effective tax rate also increased due to the recording of non-deductible goodwill in 2000. During 1999, the provision for income taxes benefited from the favorable resolution of income tax litigation dating back to 1989, primarily related to investment tax credits and accelerated depreciation on the Company's Corporate Development Center. The resolution of these matters contributed to a reduced effective tax rate for 1999 and resulted in the recognition of interest income of $5.8 million in 1999. These tax matters increased 1999 consolidated net income by $6.2 million, or $0.04 per share (basic and diluted).

Net income

   For the reasons set forth above, net income increased 5.2% in 2001 to $193.7 million, from $184.2 million in 2000, which decreased 16.8% from the 1999 level of $221.4 million. Excluding non-recurring charges in both years, net income increased 7.2% in 2001 and decreased 14.2% in 2000.

Segment Disclosure

   The Company operates on a worldwide basis within three reportable segments: two geographic furniture segments and a Financial Services segment. In prior years, the Company reported the third segment as Services and other businesses, which included financial services, as well as, the Company's IDEO and Attwood subsidiaries. In 2001, the Financial Services segment has grown to comprise a significant portion of the Company's balance sheet and, as such is now reported as a separate segment. The North America furniture segment continues to include the U.S., Canada and the Steelcase Design Partnership but now also includes IDEO and Attwood. The International furniture segment continues to include the rest of the world, with the major portion of the operations in Europe. Accordingly, prior year segment information presented below has been restated to reflect the new reporting structure (see Note 16).

   The following tables set forth consolidated and pro forma worldwide revenues and operating income, resepectively, by segment for 2001, 2000 and 1999 (in millions).

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   North America.........................   $3,098.2     $2,718.7     $2,611.7
   International(1)(2)...................      709.4        721.5        622.2
   Financial Services....................       78.2         52.4         34.5
                                            --------     --------     --------
   Worldwide revenues(1).................   $3,885.8     $3,492.6     $3,268.4
   Steelcase Strafor(1)..................        n/a       (148.3)      (506.9)
                                            --------     --------     --------
   Consolidated revenues.................   $3,885.8     $3,344.3     $2,761.5
                                            ========     ========     ========

--------
(1) International and worldwide revenues and operating income include, on a pro forma basis, the revenues and operating income of the Company's unconsolidated operations in Steelcase S.A. (formerly known as Steelcase Strafor), which are then removed in order to reconcile with the Company's consolidated totals. See Notes 7 and 18 to the Consolidated Financial Statements.
(2) In local currency, Steelcase S.A. revenues increased 7.6% in 2001, 6.1% in 2000 and 9.8% in 1999.

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   North America.........................    $246.6       $234.5       $303.0
   International(1)......................      38.5         31.4         39.1
   Financial Services....................       8.0          2.6          2.5
   Eliminations(3).......................      13.3         16.4         14.6
                                             ------       ------       ------
   Worldwide operating income(1).........    $306.4       $284.9       $359.2
   Steelcase Strafor(1)..................       n/a        (10.4)       (33.3)
                                             ------       ------       ------
   Consolidated operating income.........    $306.4       $274.5       $325.9
                                             ======       ======       ======

--------
(3) Eliminations represent intercompany interest expense between the Financial Services segment and the North America segment.

North America

   The following table sets forth consolidated statement of income data, and data as a percentage of revenues for the Company's North America segment for 2001, 2000 and 1999 (in millions).

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
Revenues.................................   $3,098.2     $2,718.7     $2,611.7
Gross profit percentage..................       32.0%        32.7%        35.8%
Operating expense percentage.............       24.0%        24.1%        24.2%
Operating income.........................   $  246.6     $  234.5     $  303.0
Operating income percentage..............        8.0%         8.6%        11.6%

   Revenues. North America revenues grew at 14.0% and 4.1% for 2001 and 2000, respectively, and were flat for 1999. While new products led the revenue increase in 2001, established Steelcase core products, particularly within large account business, also had solid performance for the year. The Steelcase Design Partnership ("SDP") also continued their strong growth rate, posting 12.7% growth in 2001.

   Likewise, in 2000, SDP and new product revenues provided the bulk of the revenue increase for the segment, with new products doubling their run rates over 1999 levels. Additionally, domestic acquisitions contributed to this increase. These increases were offset by the decline in the revenues of the Company's core Steelcase branded products, which followed the industry trends in 2000.

   In 1999, the industry softened due to a high level of merger and acquisition activity within the U.S. Fortune 500 companies, which contributed to a lack of revenue growth. As the industry softened in 1999, the Company's core Steelcase branded products in North America were impacted by the deferred spending actions within the Company's large corporate account business, resulting in declines.

   Gross Profit. North America gross profit as a percentage of revenues decreased in 2001 to 32.0%, from 32.7% in 2000; and 35.8% in 1999. North
America was the only business segment impacted by the aforementioned non-recurring items in 2001 and 2000; excluding these items the segment's gross margin was 32.3% for 2001 and 33.6% for 2000. Gross margin decline was primarily due to a continuation of the impact of the increase in the percentage of new products--which typically have lower initial margins--in the sales mix and competitive pricing pressures. The overall decrease in gross margin for 2001 was partially offset by lower variable compensation.

   Operating Expenses. North America operating expenses as a percentage of revenues remained flat at 24.0% for 2001 and 2000, after decreasing from 24.2% in 1999. North America was the only business segment impacted by the aforementioned non-recurring items in 2001. Excluding these non-recurring items, the segment's operating expense ratio was 23.6% for 2001. The reduction in the operating expense ratio has been primarily due to lower variable compensation.

   Operating Income. For the reasons set forth above, North America operating income increased to $246.6 million in 2001, up from $234.5 million in 2000, which was a decrease from $303.0 million in 1999. The segment's operating income as a percentage of revenues decreased in 2001 to 8.0%, from 8.6% in 2000; and 11.6% in 1999. North America was the only business segment impacted by non-recurring items in 2001 and 2000. Excluding non-recurring items, the segment's operating margin was 8.7% for 2001 and 9.5% for 2000.

International

   The following table sets forth consolidated statement of income data, and data as a percentage of revenues for the Company's International segment for 2001, 2000 and 1999 (in millions). The table reflects the accounts of Steelcase Strafor, as if the joint venture had been consolidated for the first quarter of 2000 and for full year 1999.

                                                       Year Ended
                                         --------------------------------------
                                         February 23, February 25, February 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
Pro forma international revenues(1).....    $709.4       $721.5       $622.2
Consolidated international revenues.....    $709.4       $573.2       $115.3
Gross profit percentage.................      34.0%        32.8%        34.3%
Operating expense percentage............      28.6%        29.1%        29.3%
Operating income........................    $ 38.5       $ 21.0       $  5.8
Operating income percentage.............       5.4%         3.7%         5.0%

--------
(1) International revenues for 2000 and 1999 include, on a pro forma basis, the revenues of the Company's unconsolidated operations in Steelcase S.A. (formerly known as Steelcase Strafor). See Notes 7 and 18 to the Consolidated Financial Statements.

   Revenues. International revenues grew at 23.8% in 2001 and increased nearly five-fold in 2000, after a 16.7% decrease for 1999. Excluding the impact of acquisitions, International revenues in 2001 increased 14.3% in local currency, but due to the negative effect of currency fluctuations--primarily the euro--revenues in U.S. dollars decreased 1.7%. During 2001, International revenues outside of Europe increased 22.8%, in U.S. dollars, primarily due to increased revenues in Singapore, Australia and the Company's export business.

   In 2000, due to the effective date of Company's acquisition of the remaining 50% interest in Steelcase S.A., the International segment includes nine months of Steelcase S.A. revenues. Excluding the acquisition, international revenue had local currency growth of 6.1% in 2000 primarily driven by our German manufacturing operations. However, the devaluation of the Euro throughout 2000 offset most of the local currency growth, resulting in 1% growth in U.S. dollars. Revenues outside of Europe declined by 4.0% during 2000, primarily due to a decline in the Company's export business coupled with the adverse impact of currency devaluation in Brazil, which was partially offset by growth in Mexican operations.

   In 1999, the International revenues decreased by 16.7% due to several factors including a reduction in export projects to Latin America and flat revenues in Asia, as well as the reorganization of the Company's Japanese subsidiary.

   Gross Profit. International gross profit as a percentage of revenues increased in 2001 to 34.0%, from 32.8% in 2000, which was a decrease from the 1999 level of 34.3%. The increase in gross profit was primarily due to a more favorable industry environment for the Company's European operations.

   Operating Expenses. International operating expenses as a percentage of revenues decreased to 28.6% in 2001 from 29.1% in 2000 and 29.3% in 1999. The International operating expense ratios have been positively impacted by the effect of currency fluctuations--primarily the euro, as well as the ability of the Company's operations in Singapore and Australia to leverage their revenue growth.

   Operating Income. For the reasons set forth above, International operating income increased to $38.5 million in 2001, up from $21.0 million in 2000 and $5.8 million in 1999. International operating income as a percentage of revenues increased in 2001 to 5.4%, from 3.7% in 2000; which was a decrease from the 1999 level of 5.0%.

Financial Services

   The following table sets forth consolidated statement of income data, and data as a percentage of revenues for the Company's Financial Services segment for 2001, 2000 and 1999 (in millions).

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
Revenues...............................    $78.2        $52.4        $34.5
Net financing margin percentage........     21.4%        20.0%        27.8%
General and administrative expense
 percentage............................     11.2%        15.0%        20.6%
Operating income.......................    $ 8.0        $ 2.6        $ 2.5
Operating income percentage............     10.2%         5.0%         7.2%

   Revenues. Financial Services revenues grew at 49.2%, 51.9% and 31.7% for 2001, 2000 and 1999, respectively, primarily due to increased lease finance revenues.

   Net Financing Margin. Financial Services operating expenses are split into two separate components--financing expenses and general and administrative expenses. Finance revenues less financing expenses equals net financing margin; net financing margin less general and administrative expense equals operating income. Net financing margin was 21.4%, 20.0% and 27.8% for 2001, 2000 and 1999, respectively. Margin improvement was primarily due to increased lease finance revenues, which was partially offset by the growth in interest expense.

   General and administrative expenses. General and administrative expenses as a percentage of revenues decreased to 11.2% in 2001, down from 15.0% in 2000, after decreasing from 20.6% in 1999. General and administrative expense dollars have held relatively flat over the past three years, while financing revenue has increased, resulting in increased operating margin leverage.

   Operating Income. For the reasons set forth above, Financial Services operating income increased to $8.0 million in 2001, up from $2.6 million in 2000 and $2.5 million in 1999. Financial Services operating income as a percentage of revenues increased in 2001 to 10.2%, up from 5.0% in 2000; which was a decrease from the 1999 level of 7.2%.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at February 23, 2001 included cash, cash equivalents and short-term investments of $39.5 million, a decrease from the $88.6 million reported on February 25, 2000. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable future liquidity and capital needs of the Company.

   Through February 1999, the Company had no long-term debt. However, with the acquisition of Steelcase S.A. and management's intent to leverage the significant financial resources available to the Company to meet its growth objectives, the Company has obtained long-term debt financing from bank syndicates in Europe and the United States. During 2001, the Company received investment grade credit ratings from both Moody's (A3) and Standard & Poor's (A-). In April 2001, the Company established a $400.0 million global credit facility that will replace the North American and European credit facilities that currently exist (see Note 9). The Company intends to use the global credit facility as a backstop for a commercial paper program currently being negotiated. Total debt at February 23, 2001 aggregated $537.2 million, which was approximately 25% of total capitalization of the Company. The Company also holds $612.3 million of interest bearing assets, of which $585.2 is held through its Financial Services business segment.

Cash provided by operating activities

   The following table sets forth consolidated statement of cash flow data for 2001, 2000 and 1999 (in millions).

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Net income..........................    $193.7       $184.2       $221.4
   Depreciation and amortization.......     162.5        141.8        107.0
   Changes in operating assets and
    liabilities........................    (139.0)       (21.8)        20.4
   Other...............................      (7.4)         1.5         11.1
                                           ------       ------       ------
   Net cash provided by operating
    activities.........................    $209.8       $305.7       $359.9
                                           ======       ======       ======

   Cash provided by operating activities totaled $209.8 million in 2001, $305.7 million in 2000 and $359.9 million in 1999. The cash provided by operations resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of increases in accounts receivable and inventories and prepaids. The decrease in 2001 is attributable to the Company's European operations, as well as volume increases around the world, both of which have resulted in higher accounts receivable and inventory balances. This decrease was partially offset by increased depreciation and amortization. In addition, the Company had significant cash outlays for previously accrued expenses including those related to its payment of the year-end bonus, contributions to the Company's trust fund, tax payments and deferred acquisition payments. The consolidation of Steelcase S.A. increased working capital for 2000 and 2001. However, the Company is implementing aggressive strategies to reduce both inventories and accounts receivable on a worldwide basis.

Cash used in investing activities

   The following table sets forth consolidated statement of cash flow data for 2001, 2000 and 1999 (in millions).

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Capital expenditures................   $(260.5)     $(188.8)     $(170.4)
   Proceeds from the disposal of as-
    sets...............................     179.3         16.4          --
   Lease fundings, net of repayments...    (100.7)      (120.2)       (63.1)
   Corporate acquisitions, net of cash
    acquired...........................      (0.1)      (209.6)       (57.2)
   Other...............................     (38.0)       (12.4)       (51.5)
                                          -------      -------      -------
   Net cash provided by investing ac-
    tivities...........................   $(220.0)     $(514.6)     $(342.2)
                                          =======      =======      =======

   Cash used in investing activities totaled $220.0 million in 2001, $514.6 million in 2000 and $342.2 million in 1999. The decrease in 2001 is primarily due to the absence of any material acquisitions during the year, as well as an increase in proceeds from the disposal of assets, which was partially offset by an increase in capital expenditures. During 2001, the Company evaluated the use of its asset base and where applicable, it has financed several non-income producing assets through the use of various sale/leaseback arrangements. In addition, other non-income producing assets were sold during the year. The increase in 2000 resulted primarily from corporate acquisitions, as well as increases in capital expenditures and leased assets.

   The Company's capital expenditures were $260.5 million in 2001, $188.8 million in 2000 and $170.4 million in 1999, reflecting investments in excess of depreciation for each of the last three years. Capital expenditures continue to include increased investments in manufacturing equipment, information systems and facilities. Collectively, these investments are expected to improve productivity and safety, increase capacity, decrease the impact on the surrounding environments in which the Company operates and facilitate the launch of new products. The Company expects capital expenditures in fiscal 2002 to decrease, returning closer to 2000 levels or slightly higher due to the continued construction of a new wood manufacturing facility and the continued investment in new product development, information systems and corporate and showroom facilities. The Company expects to fund these capital expenditures primarily through cash generated from operations.

   The Company continues to invest in its leasing portfolio, which includes both direct financing and operating leases of office furniture products. The Company's net investment in leased assets increased to $449.8 as of February 23, 2001, up from $349.1 million as of February 25, 2000. The Company expects to fund future investments in leased assets primarily through its lease receivables transfer facility.

   Corporate acquisitions in 2000, aggregating $209.6 million, reflect the complete ownership of Steelcase S.A., Clestra Hauserman and a significant dealer. Corporate acquisitions in 1999, aggregating $57.2 million, reflect the complete ownership of J.M. Lynne and the partial ownership of Microfield Graphics, Clestra Hauserman and the Modernform Group Public Company Limited. (See Note 18).

Cash provided by (used in) financing activities

   The following table sets forth consolidated statement of cash flow data for 2001, 2000 and 1999 (in millions).

                                                       Year Ended
                                         --------------------------------------
                                         February 23, February 25, February 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
   Short-term and long-term debt, net..     $ 81.9       $323.4       $  --
   Common stock issuance (repurchase),
    net................................      (56.5)       (36.7)         9.8
   Dividends paid......................      (65.9)       (67.3)       (63.1)
                                            ------       ------       ------
   Net cash provided by (used in)
    financing activities...............     $(40.5)      $219.4       $(53.3)
                                            ======       ======       ======

   Cash provided by (used in) financing activities totaled $(40.5) million in 2001, $219.4 million in 2000 and $(53.3) million in 1999.

   Management continues to evaluate the optimal capital structure for the Company in light of its long-term growth strategies. At the time of the above mentioned acquisition of Steelcase S.A., the Company established a 364-day unsecured committed $200 million revolving credit facility. Subject to certain conditions, the facility is renewable annually for additional 364-day periods. The Company also established a $200 million lease receivables transfer facility. Subject to certain conditions, the facility is renewable annually, with borrowings on the facility scheduled to mature in accordance with the terms of the underlying leases.

   Additionally, the Company has an unsecured, committed credit facility of EUR 200 million from bank syndicates in Europe to provide liquidity and finance capital expenditures for its European operations. The agreement is comprised of two tranches: Tranche A is a EUR 75.0 million, 364-day revolving facility, and Tranche B is a EUR 125.0 million, five-year term facility.

   Annual dividends per share of common stock were $0.44 in 2001, $0.44 in 2000 and $0.41 in 1999.

   During 1999, eligible employees purchased shares of Class A Common Stock pursuant to the terms of the Employee Discount Option Grant, resulting in proceeds to the Company of $24.8 million. The shares for this grant, along with the shares for the Employee Stock Grant issued in 1998, were purchased by the Company from the selling shareholders in the initial public offering for $43.5 million.

   On June 17, 1998 the Board of Directors authorized a share repurchase program for up to three million shares, which has since been expanded to 11 million shares authorized for repurchase. The Company repurchased 1,633,300 shares, 1,373,870 shares and 794,300 shares of Class A Common Stock for $24.8 million, $18.4 million and $15.0 million in 2001, 2000 and 1999, respectively, and 1,944,337 shares and 1,086,400 shares of Class B Common Stock for $31.8 million and $18.3 million in 2001 and 2000, respectively. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time.

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

Forward Looking Statements

   From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. For example, certain portions of Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to vary from stated expectations. The company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; changes in domestic and international government laws and regulations; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations (including the euro); the timing, extent and impact of work force reductions (including elimination of temporary workers, hourly layoffs and salaried workforce reduction) and plant closings on the company's costs; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company's manufacturing processes; possible acquisitions or divestitures by the company; the company's ability to reduce costs, including ramp-up costs associated with new products, current product innovations and platform simplification; the company's ability to improve margins on new products, to successfully integrate acquired businesses, to successfully initiate and manage alliances and global sourcing, to successfully transition the production of its products to other manufacturing facilities as a result of production rationalization, and to successfully implement technology initiatives; the sufficiency of the reserve established with regard to material and installations costs associated with Pathways product line improvements; changes in future business strategies and decisions; and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Gains and losses resulting from changes in fair value are required to be recognized in current earnings unless they meet specific hedging criteria in which case the gains and losses would be included in comprehensive income. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 will not have a material effect on the Company's financial results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

   The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

  .  Foreign exchange risks

   .  Interest rates on debt

Foreign Exchange Risks

   International operations constituted approximately 18% and 10% of the Company's 2001 and 2000 consolidated operating income, respectively. Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect on these other important economic factors. As foreign exchange rates change, translation of the income statements of the Company's international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. The Company generally does not hedge translation risks because cash flows from international operations are generally reinvested locally and the cost/benefit of hedging reported earnings is not justifiable.

   Changes in foreign exchange rates that would have the largest impact on translating the Company's international operating profit for 2001 relate to the euro and the Canadian dollar. The Company estimates that a 10% adverse change in foreign exchange rates would have reduced operating profit by approximately $6 million in 2001 and $3 million in 2000, assuming no changes other than the exchange rate itself. For both 2001 and 2000, this represents approximately 11% of the Company's non-U.S. operating profit and 2% and 1% of consolidated operating profit, respectively. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one country may or may not be offset by losses from another country.

   Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit's functional currency. Transaction gains and losses are not material for the Company.

Interest Rates

   The Company is exposed to interest rate risk primarily on its notes receivable and leased assets, its short-term borrowings and long-term debt. The Company manages its interest rate risk through the use of interest rate swaps and caps and through balancing the notional amount of fixed and variable rate liabilities with fixed and variable rate assets where appropriate. Management estimates that a 1% change in interest rates would not have a material impact on the Company's results of operations for 2001 or 2000, based upon the year end levels of exposed assets and liabilities.

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

                                   PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

   None.

Item 10. Directors and Officers of the Registrant:

   The information required by Item 10 which is not included in Part I hereof is contained in the Proxy Statement, under the captions "Proposal Requiring Your Vote--Election of Directors", "Our Board of Directors" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference.

Item 11. Executive Compensation:

   The information required by Item 11 is contained in the Proxy Statement, under the captions "Directors' Compensation", "Executive Compensation: Report of the Compensation Committee", "Executive Compensation, Retirement Programs and Other Arrangements", "Compensation Committee Interlocks and Insider Participation", and "Stock Performance Graph", and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

   The information required by Item 12 is contained in the Proxy Statement, under the caption "Stock Ownership of Management and More Than 5% shareholders", and is incorporated herein by reference.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Financial Statements and Schedules (F-1 to F-30)

 1. Financial Statements

   The following consolidated financial statements of the Company are filed as part of this Report:

  --Consolidated Statements of Income for the Years Ended February 23, 2001,
    February 25, 2000 and February 26, 1999

  --Consolidated Balance Sheets as of February 23, 2001 and February 25, 2000

  --Consolidated Statements of Changes in Shareholders' Equity for the Years
    Ended February 23, 2001, February 25, 2000 and February 26, 1999

  --Consolidated Statements of Cash Flows for the Years Ended February 23,
    2001, February 25, 2000 and February 26, 1999

  --Notes to Consolidated Financial Statements

  --Report of Independent Certified Public Accountants

 2. Financial Statement Schedules (S-1)

   Schedule II--Valuation and Qualifying Accounts

   All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K filed during the quarter ending February 23, 2001

   None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

   See Index of Exhibits (page E-1)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                                    /s/ James P. Keane
                                          By: _________________________________
                                                      James P. Keane
                                              Senior Vice President--Finance
                                                and Chief Financial Officer
Date: May 17, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 17th day of May, 2001:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ James P. Hackett            President, Chief Executive    May 17, 2001
______________________________________  Officer and Director
           James P. Hackett             (Principal Executive
                                        Officer)

        /s/ James P. Keane             Senior Vice President--       May 17, 2001
______________________________________  Finance, Chief Financial
            James P. Keane              Officer (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

          /s/ David Bing               Director                      May 17, 2001
______________________________________
              David Bing

     /s/ William P. Crawford           Director                      May 17, 2001
______________________________________
         William P. Crawford

        /s/ Earl D. Holton             Chairman of the Board of      May 17, 2001
______________________________________  Directors and Director
            Earl D. Holton

    /s/ David D. Hunting, Jr.          Director                      May 17, 2001
______________________________________
        David D. Hunting, Jr.

     /s/ Elizabeth Valk Long           Director                      May 17, 2001
______________________________________
         Elizabeth Valk Long

      /s/ Frank H. Merlotti            Director                      May 17, 2001
______________________________________
          Frank H. Merlotti

       /s/ Robert C. Pew II            Director, Chairman            May 17, 2001
______________________________________  Emeritus
           Robert C. Pew II

      /s/ Robert C. Pew III            Director                      May 17, 2001
______________________________________
          Robert C. Pew III

       /s/ Peter M. Wege II            Director                      May 17, 2001
______________________________________
           Peter M. Wege II

     /s/ P. Craig Welch, Jr.           Director                      May 17, 2001
______________________________________
         P. Craig Welch, Jr.

                                 STEELCASE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
Furniture revenues......................    $3,807.6     $3,291.9     $2,727.0
Finance revenues........................        78.2         52.4         34.5
                                            --------     --------     --------
  Total revenues........................     3,885.8      3,344.3      2,761.5
Cost of sales...........................     2,577.1      2,213.4      1,753.1
                                            --------     --------     --------
Gross profit............................     1,308.7      1,130.9      1,008.4
Operating expenses......................     1,002.3        856.4        682.5
                                            --------     --------     --------
Operating income........................       306.4        274.5        325.9
Interest expense........................       (18.0)       (10.9)         --
Other income, net.......................        15.3         32.8         11.5
                                            --------     --------     --------
Income before provision for income taxes
 and equity in net income of joint
 ventures and dealer transitions........       303.7        296.4        337.4
Provision for income taxes..............       110.9        115.5        124.9
                                            --------     --------     --------
Income before equity in net income of
 joint ventures and dealer transitions..       192.8        180.9        212.5
Equity in net income of joint ventures
 and dealer transitions.................         0.9          3.3          8.9
                                            --------     --------     --------
Net income..............................    $  193.7     $  184.2     $  221.4
                                            ========     ========     ========
Earnings per share (basic)..............    $   1.30     $   1.21     $   1.44
                                            ========     ========     ========
Earnings per share (diluted)............    $   1.29     $   1.21     $   1.44
                                            ========     ========     ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                      February 23, February 25,
                                                          2001         2000
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $   25.3     $   73.7
  Short-term investments.............................       14.2         14.9
  Accounts receivable, less allowances of $50.5 and
   $45.5.............................................      603.2        592.6
  Notes receivable and leased assets.................      270.4        189.0
  Inventories........................................      184.7        166.5
  Prepaid expenses...................................       22.2         12.5
  Deferred income taxes..............................       85.7         78.1
                                                        --------     --------
Total current assets.................................    1,205.7      1,127.3
                                                        --------     --------
Property and equipment, net..........................      933.8        939.1
Notes receivable and leased assets...................      341.9        294.1
Joint ventures and dealer transitions................       45.2         37.0
Deferred income taxes................................       40.3         43.7
Goodwill and other intangible assets, net of
 accumulated amortization of $63.1 and $38.6.........      405.1        422.6
Other assets.........................................      185.0        173.8
                                                        --------     --------
Total assets.........................................   $3,157.0     $3,037.6
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  254.1     $  219.8
  Short-term borrowings and current portion of long-
   term debt.........................................      209.7        209.0
  Accrued expenses:
    Employee compensation............................      119.6        121.1
    Employee benefit plan obligations................       84.8         90.0
    Other............................................      217.7        287.3
                                                        --------     --------
Total current liabilities............................      885.9        927.2
                                                        --------     --------
Long-term liabilities:
  Long-term debt.....................................      327.5        257.8
  Employee benefit plan obligations..................      247.7        243.7
  Deferred income taxes..............................       14.7         29.5
  Other long-term liabilities........................       44.7         17.2
                                                        --------     --------
Total long-term liabilities..........................      634.6        548.2
                                                        --------     --------
Total liabilities....................................    1,520.5      1,475.4
                                                        --------     --------
Shareholders' equity:
  Preferred Stock-no par value; 50,000,000 shares
   authorized, none issued and outstanding...........        --           --
  Class A Common Stock-no par value; 475,000,000
   shares authorized, 32,572,706 and 30,168,585
   issued and outstanding............................       69.5         82.4
  Class B Common Stock-no par value; 475,000,000
   shares authorized, 115,012,981 and 120,989,840
   issued and outstanding............................      216.7        260.3
  Accumulated other comprehensive income (loss)......      (30.0)       (33.0)
  Retained earnings..................................    1,380.3      1,252.5
                                                        --------     --------
Total shareholders' equity...........................    1,636.5      1,562.2
                                                        --------     --------
Total liabilities and shareholders' equity...........   $3,157.0     $3,037.6
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in millions)

                          Common Stock     Accumulated
                         ---------------      Other                   Total         Total
                                  Class   Comprehensive Retained  Shareholders' Comprehensive
                         Class A    B     Income (Loss) Earnings     Equity        Income
                         -------  ------  ------------- --------  ------------- -------------
February 27, 1998....... $ 41.1   $328.5     $(14.5)    $  977.3    $1,332.4
Common stock
 conversion.............   27.1    (27.1)                                --
Common stock
 repurchase.............  (15.0)                                       (15.0)
Common stock issuance...   24.8                                         24.8
Other comprehensive
 income.................                       (0.5)                    (0.5)      $ (0.5)
Dividends paid..........                                   (63.1)      (63.1)
Net income..............                                   221.4       221.4        221.4
                         ------   ------     ------     --------    --------       ------
February 26, 1999.......   78.0    301.4      (15.0)     1,135.6     1,500.0       $220.9
                                                                                   ======
Common stock
 conversion.............   22.8    (22.8)                                --
Common stock
 repurchase.............  (18.4)   (18.3)                              (36.7)
Other comprehensive
 income.................                      (18.0)                   (18.0)       (18.0)
Dividends paid..........                                   (67.3)      (67.3)
Net income..............                                   184.2       184.2        184.2
                         ------   ------     ------     --------    --------       ------
February 25, 2000.......   82.4    260.3      (33.0)     1,252.5     1,562.2       $166.2
                                                                                   ======
Common stock
 conversion.............   11.7    (11.7)                                --
Common stock issuance...    0.1                                          0.1
Common stock
 repurchase.............  (24.7)   (31.9)                              (56.6)
Other comprehensive
 income.................                        3.0                      3.0          3.0
Dividends paid..........                                   (65.9)      (65.9)
Net income..............                                   193.7       193.7        193.7
                         ------   ------     ------     --------    --------       ------
February 23, 2001....... $ 69.5   $216.7     $(30.0)    $1,380.3    $1,636.5       $196.7
                         ======   ======     ======     ========    ========       ======



  The accompanying notes are an integral part of these consolidated financial statements.

                                 STEELCASE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                       Year Ended
                                         --------------------------------------
                                         February 23, February 25, February 26,
                                             2001         2000         1999
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
Net income.............................    $ 193.7      $ 184.2      $ 221.4
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization........      162.5        141.8        107.0
  Pension and postretirement benefit
   cost................................       24.7         26.3         22.7
  Gain on disposal of assets...........      (12.2)       (17.0)         --
  Deferred income taxes................      (19.0)        (4.5)        (2.7)
  Equity in net income of joint
   ventures and dealer transitions.....       (0.9)        (3.3)        (8.9)
  Changes in operating assets and
   liabilities, net of corporate
   acquisitions:
    Accounts receivable................      (33.3)        (9.4)        15.4
    Inventories........................      (19.3)       (21.2)         9.3
    Prepaids expenses and other
     assets............................      (26.5)       (14.7)       (20.6)
    Accounts payable...................       44.3          7.9        (15.7)
    Accrued expenses and other
     liabilities.......................     (104.2)        15.6         32.0
                                           -------      -------      -------
Net cash provided by operating
 activities............................      209.8        305.7        359.9
                                           -------      -------      -------
INVESTING ACTIVITIES
Capital expenditures...................     (260.5)      (188.8)      (170.4)
Proceeds from the disposal of assets...      179.3         16.4          --
Increase in lease fundings.............     (239.0)      (193.0)      (124.6)
Proceeds from repayments of lease
 fundings..............................      138.3         72.8         61.5
Net increase in notes receivable.......      (30.2)       (20.0)        10.9
Net change in investments..............       (1.5)        17.3          4.4
Joint ventures and dealer transitions..       (6.3)        (9.7)       (66.8)
Acquisitions, net of cash acquired, and
 business divestitures.................       (0.1)      (209.6)       (57.2)
                                           -------      -------      -------
Net cash used in investing activities..     (220.0)      (514.6)      (342.2)
                                           -------      -------      -------
FINANCING ACTIVITIES
Proceeds from issuance of debt.........      191.8        326.3          --
Repayments of debt.....................     (103.0)       (93.4)         --
Short-term borrowings, net.............       (6.9)        90.5          --
Common stock issuance..................        0.1          --          24.8
Common stock repurchase................      (56.6)       (36.7)       (15.0)
Dividends paid.........................      (65.9)       (67.3)       (63.1)
                                           -------      -------      -------
Net cash provided by (used in)
 financing activities..................      (40.5)       219.4        (53.3)
                                           -------      -------      -------
Effect of exchange rate changes on cash
 and cash equivalents..................        2.3         (4.3)         --
                                           -------      -------      -------
Net increase (decrease) in cash and
 cash equivalents......................      (48.4)         6.2        (35.6)
Cash and cash equivalents, beginning of
 year..................................       73.7         67.5        103.1
                                           -------      -------      -------
Cash and cash equivalents, end of
 year..................................    $  25.3      $  73.7      $  67.5
                                           =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCASE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

   Steelcase Inc. and its majority-owned subsidiaries (the "Company") is the world's largest manufacturer and provider of office furniture, office furniture systems and related products and services. The Company manufactures at more than 30 locations throughout the world, including the United States, Canada, Mexico and Europe. The Company distributes its products through a worldwide network of independent dealers in approximately 800 locations including approximately 380 in North America, 350 in Europe and 70 throughout the rest of the world. The Company operates under two geographical furniture segments, North America and International, and a Financial Services business segment, which provides financing services to Steelcase dealers and their customers to facilitate the purchase of Steelcase products in the United States, Canada and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

   The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, including the accounts of Steelcase S.A. and subsidiaries, formerly known as Steelcase Strafor S.A., ("Steelcase Strafor"), which became a wholly-owned subsidiary of the Company effective March 31, 1999 (See Note 18). The Company currently accounts for Steelcase Strafor on a two-month lag. However, beginning with the 52-week period ended February 22, 2002, its European subsidiaries will be accounted for on the same fiscal year. During the normal course of business, the Company may obtain equity interests in dealers which the Company intends to resell as soon as practicable ("dealer transitions"). The financial statements for majority-owned dealer transitions for which no specific transition plan has been adopted or is in the process of being adopted at the acquisition date are consolidated with the Company's financial statements. Majority-owned dealer transitions with a transition plan that has been adopted or is in the process of being adopted at the acquisition date are accounted for under the equity method of accounting and included in joint ventures and dealer transitions in the accompanying consolidated balance sheet in an amount equal to the Company's equity in the net assets of those entities, principally based on audited financial statements for each applicable year. The Company's investments in joint ventures and dealer transitions are carried at its equity in the net assets of those entities primarily based on audited financial statements for each applicable year.

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

 Reclassifications

   The Company has reclassified certain amounts from 1999 and 2000 to conform to the 2001 presentation.

 Year End

   The Company's year end is the last Friday in February with each fiscal quarter including 13 weeks. Fiscal years presented herein include the 52-week periods ended February 23, 2001, February 25, 2000 and February 26, 1999.

                                STEELCASE INC.

 Revenue Recognition

   Furniture revenues include product sales and service revenues. Product sales and service revenues are recognized as products are shipped and services are rendered. Freight costs are invoiced to customers and the associated expenses are netted with furniture revenues. Freight costs approximated $163.2 million, $130.5 million and $111.8 million for 2001, 2000 and 1999, respectively. Service revenues are not material.

   Finance revenues consist of interest income from dealer financing and from leasing revenues. Interest income is recognized at prescribed financing rates as earned. Leasing revenues include interest earned on the net investment in leased assets, which is recognized over the lease term as a constant percentage return, as well as, operating lease revenues which consist of the contractual lease payments over the lease term.

 Cash Equivalents

   Cash equivalents consist of highly liquid investments, primarily interest-earning deposits, treasury notes and commercial paper, with an original maturity of three months or less. Cash equivalents are reported at amortized cost, which approximates market, and approximated $24.2 million and $17.0 million as of February 23, 2001 and February 25, 2000, respectively.

 Long-Term Investments

   The Company currently classifies its investments as available-for-sale or held-to-maturity. There were no investments classified as available-for-sale as of February 23, 2001. Investments classified as available-for-sale approximated $1.5 million as of February 25, 2000. Gross unrealized gains and losses, net of taxes, are charged or credited to comprehensive income, a separate component of shareholders' equity. Investments classified as held-to-maturity typically include treasury notes, tax-exempt municipal bonds and other debt securities which the Company has the intent and ability to hold until maturity. These investments are reported at amortized cost. Investments classified as long-term mature over the next five years.

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

 Property and Equipment

   Property and equipment are stated at the lower of cost or net realizable value and depreciated using the straight line-method over the estimated useful life of the assets. Internal-use software applications and related development efforts are capitalized and amortized over the estimated useful lives of the applications, which do not exceed five years except for certain business application systems which approximate ten years. Software maintenance and training costs are expensed as incurred. Expenditures for major renewals, additions and betterments are capitalized; expenditures for repairs and maintenance are expensed as incurred. Estimated useful lives of property and equipment are as follows:

     Buildings and improvements..................................... 10-50 years
     Machinery and equipment........................................  3-15 years
     Furniture and fixtures.........................................   5-8 years
     Leasehold improvements.........................................  3-10 years
     Capitalized software...........................................  3-10 years

                                STEELCASE INC.

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

   Operating leased assets consist of the equipment cost, less accumulated depreciation. Depreciation is included as part of financing expenses in Note 17, Financial Services Segment, and is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as set forth above.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets resulting from business acquisitions are stated at cost and amortized on a straight-line basis over a period of 15 to 40 years. The carrying value for goodwill totaled $368.3 million and $352.4 million at February 23, 2001 and February 25, 2000, respectively. Goodwill and other intangible asset amortization expense approximated $25.6 million, $16.9 million and $4.1 million for 2001, 2000 and 1999, respectively.

   The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, a current charge to income is recognized.

 Product Related Expenses

   Research and development expenses, which are expensed as incurred, approximated $72.0 million, $70.0 million and $75.0 million for 2001, 2000 and 1999, respectively.

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

   The accrued liabilities for self-insured losses included in other accrued expenses in the accompanying consolidated balance sheets are as follows (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Workers' compensation claims.......................    $16.5        $18.2
   Product liability claims...........................      8.8         10.4
                                                          -----        -----
                                                          $25.3        $28.6
                                                          =====        =====

   The Company maintains a Voluntary Employees' Beneficiary Association ("VEBA") to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims, which have been fully funded by the Company in the VEBA, approximated $7.2 million and $6.8 million as of February 23, 2001 and February 25, 2000, respectively.

                                STEELCASE INC.

 Product Warranty

   The Company offers a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. Accordingly, the Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold. In accordance with its warranty policy, the Company reserved for known warranty issues regarding its Pathways based products in the fourth quarter of 2000 (see Note 19). The accrued liability for warranty costs included in other accrued expenses in the accompanying consolidated balance sheets approximated $46.0 million and $54.5 million as of February 23, 2001 and February 25, 2000, respectively.

 Environmental Matters

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying consolidated balance sheets approximated $6.9 million and $10.0 million as of February 23, 2001 and February 25, 2000, respectively. Based on the Company's ongoing oversight of these matters, the Company believes that it has accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

 Advertising

   Advertising costs, which are expensed as incurred, approximated $23.1 million, $18.8 million and $11.3 million for 2001, 2000 and 1999, respectively.

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

 Earnings Per Share

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding ("WASO") during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Company's Stock Incentive Plans. Due to their anti-dilutive effect, the Company has not included the effects of 2.6 million, 4.1 million and 2.7 million options in its calculation of diluted earnings per share for 2001, 2000 and 1999, respectively. The WASO for the basic calculation was 149.4 million, 152.8 million and 153.8 million for 2001, 2000 and 1999, respectively. The WASO for the diluted calculation was 149.8 million, 152.8 million and 153.8 million for 2001, 2000 and 1999, respectively.

 Stock-Based Compensation

   Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for its Stock Incentive Plans in accordance with APB Opinion

                                STEELCASE INC.

No. 25. Pro forma results of operations, as if the fair value method prescribed by SFAS No. 123 had been used to account for its Stock Incentive Plans, are presented in Note 11.

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

   See additional discussion regarding foreign currency contracts and interest rate swaps and caps in Note 14.

 Accounting for Derivative Instruments and Hedging Activities

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Gains and losses resulting from changes in fair value are required to be recognized in current earnings unless they meet specific hedging criteria in which case the gains and losses would be included in comprehensive income. SFAS No. 133 will become effective for the Company beginning in the first quarter of 2002. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

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

3. COMPREHENSIVE INCOME

   Total comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners and distributions to owners. For the Company, accumulated other comprehensive income consists primarily of foreign currency translation adjustments, which aggregated $30.2 million and $33.4 million at February 23, 2001 and February 25, 2000. A breakdown of total other comprehensive income is as follows (in millions):

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Other comprehensive income (loss),
    net of tax:
     Foreign currency translation
      adjustments.....................     $ 3.2        $(19.6)      $ 0.7
     Unrealized gain (loss) on
      investments.....................       --            1.1        (0.7)
     Minimum pension liabilities......      (0.2)          0.5        (0.5)
                                           -----        ------       -----
   Other comprehensive income (loss)..     $ 3.0        $(18.0)      $(0.5)
                                           =====        ======       =====

                                STEELCASE INC.

4. INVENTORIES

   Inventories consist of (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Finished goods.....................................    $ 84.0       $ 71.6
   Work in process....................................      42.1         45.6
   Raw materials......................................     102.3         93.4
                                                          ------       ------
                                                           228.4        210.6
   LIFO reserve.......................................     (43.7)       (44.1)
                                                          ------       ------
                                                          $184.7       $166.5
                                                          ======       ======

   Inventories determined by the LIFO method aggregated $127.2 million and $121.3 million at February 23, 2001 and February 25, 2000, respectively. The effect of LIFO liquidations on net income is not material.

5. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net, consist of (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Land...............................................  $    68.6    $    85.0
   Buildings and improvements.........................      728.9        760.8
   Machinery and equipment............................    1,269.1      1,191.9
   Furniture and fixtures.............................       88.5        102.5
   Leasehold improvements.............................       47.7         48.3
   Capitalized software...............................      109.3         92.3
   Construction in progress...........................      116.8        115.3
                                                        ---------    ---------
                                                          2,428.9      2,396.1
   Accumulated depreciation and amortization..........   (1,495.1)    (1,457.0)
                                                        ---------    ---------
                                                        $   933.8    $   939.1
                                                        =========    =========

   Depreciation and amortization expense approximated $136.9 million, $124.9 million and $102.9 million for 2001, 2000 and 1999, respectively. Construction in progress consists of numerous equipment, facility and software projects, including $42.1 million related to the construction in progress of our new wood manufacturing facility.

                                STEELCASE INC.

6. NOTES RECEIVABLE AND LEASED ASSETS

   Notes receivable and leased assets are primarily associated with the Company's Financial Services segment (see Note 17), and consist of (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Notes receivable:
     Project financing................................    $ 34.0       $ 14.8
     Asset-based lending..............................     117.9         85.2
     Term financing...................................      49.6         43.7
     Other............................................       2.5          3.5
   Net investment in leased assets:
     Direct financing leases..........................     347.7        259.6
     Net operating leases.............................     102.1         89.5
     Allowance for losses.............................     (41.5)       (13.2)
                                                          ------       ------
                                                           612.3        483.1
   Current portion....................................     270.4        189.0
                                                          ------       ------
   Long-term portion..................................    $341.9       $294.1
                                                          ======       ======

   Notes receivable include three distinct programs of dealer financing: project financing; asset-based lending; and term financing. Through these programs, the Company helps dealers secure interim financing, establish working capital lines of credit, finance ownership changes and restructure debt.

   The terms of notes receivable range from a few months for project financing to 14 years for certain term financing. Interest rates are both floating and fixed, reaching up to 11.5% as of February 23, 2001. The loans are generally secured by certain dealer assets and, in some cases, the common stock of the dealership. Unused asset-based lending credit lines approximated $32.3 million as of February 23, 2001, subject to available collateral. These commitments generally expire in one year and are reviewed periodically for renewal.

   The following summarizes future minimum lease payments receivable as of February 23, 2001 (in millions):

                                                              Direct
                                                             financing Operating
   Year ending                                                leases    leases
   -----------                                               --------- ---------
   2002.....................................................  $112.3     $31.8
   2003.....................................................    96.9      29.6
   2004.....................................................    71.9      22.2
   2005.....................................................    49.2      11.0
   2006 and thereafter......................................    51.2       1.4
                                                              ------     -----
                                                              $381.5     $96.0
                                                              ======     =====

   Approximately 36% of direct financing leases call for transfer of ownership to customers at lease-end. The original equipment cost at lease inception for leases in effect as of February 23, 2001 is $508.9 million for direct financing leases and $144.6 million for operating leases.

   Approved but unfunded lease financing amounted to approximately $143 million at February 23, 2001, subject to final customer delivery and acceptance.

                                STEELCASE INC.

   Activity relating to the allowance for credit losses of notes receivable and net leased assets is shown below (in millions):

                                                      February 23, February 25,
   Year ended                                             2001         2000
   ----------                                         ------------ ------------
   Balance at beginning of year......................    $13.2        $ 7.5
   Provision for credit losses.......................     30.9          6.6
   Excess of accounts written off over recoveries....     (2.6)        (0.9)
                                                         -----        -----
   Balance at end of year............................    $41.5        $13.2
                                                         =====        =====

7. JOINT VENTURES AND DEALER TRANSITIONS

   The Company's investments in its unconsolidated joint ventures and dealer transitions consist of (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Investments in dealer transitions..................    $32.7        $25.3
   Joint ventures.....................................     12.5         11.7
                                                          -----        -----
                                                          $45.2        $37.0
                                                          =====        =====

   Investments in dealer transitions represent dealers which the Company has acquired with the intention of reselling as soon as practicable. Accordingly, the Company recognizes its share of earnings and losses from dealer transitions pursuant to the equity method of accounting. Accounts and notes receivable from unconsolidated dealers in transition approximated $100.8 million and $75.2 million as of February 23, 2001 and February 25, 2000, respectively.

   Joint ventures are comprised of joint ventures in the United States, Saudi Arabia, Japan and Thailand.

   The Company's equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                     Year Ended
                                       --------------------------------------
                                       February 23, February 25, February 26,
                                           2001         2000         1999
                                       ------------ ------------ ------------
   50% share of Steelcase Strafor net
    income(1).........................    $ --         $ 2.6        $ 8.9
   Net income of dealer transitions...      0.3          1.0          0.1
   Other joint ventures, net..........      0.6         (0.3)        (0.1)
                                          -----        -----        -----
                                          $ 0.9        $ 3.3        $ 8.9
                                          =====        =====        =====

--------
(1) Due to the effective date of the Company's acquisition of Steelcase Strafor (see Note 18), net income for the year ended February 25, 2000 represents Steelcase's share of Steelcase Strafor's net income for the first quarter of fiscal 2000.

8. OTHER ASSETS

   Other assets consist of (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Corporate-owned life insurance.....................    $151.3       $136.8
   Long-term investments..............................       9.7         10.5
   Other..............................................      24.0         26.5
                                                          ------       ------
                                                          $185.0       $173.8
                                                          ======       ======

                                STEELCASE INC.

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                           Weighted Average           February 23, February 25,
                            Interest Rates  Maturity      2001         2000
                           ---------------- --------- ------------ ------------
                                              (in millions)
U.S. dollar obligations:
  Revolving credit
   facilities(1).........       5.86%         2002       $ 30.7       $ 45.4
  Notes payable(2).......    6.58%-8.21%    2002-2008      96.3         60.0
  Lease receivables
   transfer facility(3)..       6.74%       2002-2007     201.2        170.3
  Other..................                                   3.0          2.7
                                                         ------       ------
                                                          331.2        278.4
                                                         ------       ------
Foreign currency
 obligations:
  Revolving credit
   facilities(4).........       4.47%       2002-2005     193.1        165.8
  Notes payable(5).......    4.50%-6.75%    2002-2012      12.9         19.9
  Other..................                                   --           2.7
                                                         ------       ------
                                                          206.0        188.4
                                                         ------       ------
Total short-term
 borrowings and long-term
 debt....................                                 537.2        466.8
Short-term borrowings and
 current portion of long-
 term debt...............                                 209.7        209.0
                                                         ------       ------
Long-term debt...........                                $327.5       $257.8
                                                         ======       ======

--------
(1) In April 1999, the Company established a 364-day unsecured committed revolving credit facility with various financial institutions under which it may borrow up to $200.0 million. This facility was renewed for an additional 364-day period in April 2000. Borrowings under the facility mature at various dates throughout the year depending on the borrowing terms, which range from one to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings, which is due no later than the maturity of such borrowings, is based on LIBOR plus a margin or a base rate, as selected by the Company. The weighted average interest rate was 6.78% and 5.73% for 2001 and 2000, respectively. The agreement which, subject to certain conditions, may be renewed annually for additional 364-day periods, contains certain covenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

  Additionally, the Company has entered into agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $60.0 million at variable interest rates determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions, may be renewed annually.

(2) Notes payable represents various amounts payable to banks and others. Certain agreements contain covenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio. Approximately $31.4 million and $12.1 million of notes payable for 2001 and 2000, respectively, are collateralized by lease receivables, including certain leased assets.

(3) In October 1999, the Company established a $200.0 million committed lease receivables transfer facility under which it has the right, subject to certain conditions, to receive advances against the transfer of certain lease receivables. The facility was increased to $350.0 million in October 2000. The advances are funded either by a bank sponsored conduit facility vehicle via the issuance of commercial paper or by committed financial institutions. Borrowings under the facility are secured by the lease receivables and leased equipment and are repaid from the cash flows of the lease receivables. The facility may be renewed annually, and advances on the facility are due over the next six years with principal payments determined based upon the related underlying leases. Interest on the facility is based on the floating commercial paper

                                STEELCASE INC.

   rate or LIBOR plus a margin (an effective rate of 5.60% and 6.13% at February 23, 2001 and February 25, 2000, respectively). Lease payments on the underlying lease receivables are based upon fixed interest rates. Therefore, to hedge the exposure to changes in interest rates, the Company entered into interest rate swaps in conjunction with each borrowing that effectively provides a 6.74% and 7.09% fixed rate for borrowings on the facility at February 23, 2001 and February 25, 2000, respectively. For more information regarding interest rate swaps, see Note 14.

(4) In August 1999, the Company established an unsecured committed multi-currency revolving credit facility with various financial institutions under which it may borrow up to euro ("EUR") 200.0 million or its equivalent in optional currencies. The agreement is comprised of two tranches; Tranche A is a EUR 75.0 million, 364-day revolving facility and Tranche B is a EUR 125.0 million five-year term facility. Tranche A facility borrowings, which amounted to $67.9 million and $75.5 million (EUR 72.0 million and EUR 75.0 million) at February 23, 2001 and February 25, 2000, respectively, mature at various dates throughout the year depending upon the borrowing terms. In August 2000, Tranche A was renewed for an additional 364-day term. Tranche B facility borrowings, which amounted to $99.0 million and $76.5 million (EUR 105.0 million and EUR 76.0 million) at February 23, 2001 and February 25, 2000, respectively, effectively mature at the end of the facility term. Interest on each borrowing, which is due no later than the maturity of such borrowing, is based on EURIBOR, plus a margin for the applicable borrowing term (an effective rate of 5.12% and 3.59% at February 23, 2001 and February 25, 2000, respectively, for Tranche A borrowings; and 5.02% and 3.63% at February 23, 2001 and February 25, 2000,
      respectively, for Tranche B borrowings.) The agreement contains certain covenants, which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

  To reduce its exposure to adverse changes in interest rates on long-term borrowings, the Company has entered into interest rate swap and cap agreements in the amount of Tranche B borrowings which effectively produce a 3.06% fixed interest rate as long as the 12-month EURIBOR rate remains between 3.06% and 5.00%. When the 12-month EURIBOR is less than 3.06% or greater than 5.00%, the Company pays a floating rate based on the 12-month EURIBOR. The Company's effective interest rate on Tranche B borrowings including the effect of swaps and caps approximated 3.06% at February 23, 2001.

  Additionally, the Company has entered into agreements with certain foreign financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities approximating $47.2 million, with interest rates determined by agreement at the time of borrowing. Borrowings on these agreements amounted to $26.2 million and $13.8 million at February 23, 2001 and February 25, 2000, respectively.

(5) Notes payable represents foreign borrowings payable to banks and others, including capitalized lease obligations, collateralized by the underlying leased assets. Certain agreements contain covenants, which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

  Subsequent to the 2001 year end, the Company established two unsecured committed multi-currency revolving credit facilities with various financial institutions under which it may borrow up to $200.0 million under each facility for a total of $400.0 million. One facility has a 364-day term and the other facility has a three-year term. These facilities replaced both the $200.0 million 364-day unsecured committed revolving credit facility entered into in April 1999 and the EUR 200.0 million unsecured committed multi-currency revolving credit facility entered into in August 1999. Borrowings under these facilities mature at various dates throughout the year depending upon the borrowing terms, which range from one to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings, which is due no later than the maturity of such borrowings, is based on LIBOR plus a margin or a base rate, as selected by the Company. The agreements which, subject to certain conditions, may be renewed, contain certain covenants which include, among others, minimum levels of tangible net worth, interest coverage and debt ratio.

                                STEELCASE INC.

   Annual maturities on short-term borrowings and long-term debt are as follows (in millions):

   Year Ending                                                            Amount
   -----------                                                            ------
   2002.................................................................. $209.7
   2003..................................................................   89.6
   2004..................................................................   62.8
   2005..................................................................  141.2
   2006..................................................................   21.5
   Thereafter............................................................   12.4
                                                                          ------
                                                                          $537.2
                                                                          ======

   Total cash paid for interest on short-term borrowings and long-term debt amounted to $32.5 million, $10.6 million and zero for 2001, 2000 and 1999, respectively.

10. EMPLOYEE BENEFIT PLAN OBLIGATIONS

   Employee benefit plan obligations consist of (in millions):

                                                     February 23, February 25,
                                                         2001         2000
                                                     ------------ ------------
   Profit-sharing plans.............................    $ 57.3       $ 67.8
   Management incentive and deferred compensation
    plans...........................................      54.3         58.4
   Pension and postretirement plans:
     Pension benefits...............................      32.1         31.6
     Postretirement benefits........................     188.8        175.9
                                                        ------       ------
                                                         332.5        333.7
   Current portion..................................      84.8         90.0
                                                        ------       ------
   Long-term portion................................    $247.7       $243.7
                                                        ======       ======

 Profit-Sharing Plans

   Substantially all North American employees are covered under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and the Steelcase Inc. Employees' Money Purchase Plan or under similar subsidiary plans. Annual Company contributions under the Steelcase Inc. Employees' Profit-Sharing Retirement Plan and similar subsidiary plans are discretionary and declared by the Compensation Committee at the end of each fiscal year. Under the Steelcase Inc. Employees' Money Purchase Plan, annual Company contributions are required in the amount of 5% of eligible annual compensation. Total expense under these plans approximated $51.8 million, $65.9 million and $70.1 million for 2001, 2000 and 1999, respectively.

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

   The Company also has future retirement obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. Compensation withheld has primarily been invested in corporate-owned life insurance, which is expected to be sufficient to cover such future obligations.

   Management incentive and deferred compensation expense approximated $23.9 million, $23.9 million and $28.9 million for 2001, 2000 and 1999, respectively.

                                STEELCASE INC.

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

   The following sets forth the changes in the plans' benefit obligations, fair value of assets and funded status (in millions):

                                  Pension Plans         Postretirement Plans
                            ------------------------- -------------------------
                            February 23, February 25, February 23, February 25,
                                2001         2000         2001         2000
                            ------------ ------------ ------------ ------------
Change in benefit
 obligations:
Benefit obligations,
 beginning of year........     $ 71.8       $ 38.0      $ 205.3      $ 192.2
Service cost..............        2.8          3.6          4.9          5.7
Interest cost.............        4.7          4.6         16.0         13.2
Amendments................       (0.7)        (1.3)        (2.7)        (6.0)
Net actuarial (gain) loss
 for prior year...........        0.8         (2.7)        25.6          7.9
Plan participant's
 contributions............        0.2          0.2          2.3          2.5
Acquisitions (see Note
 18)......................        --          33.5          --           --
Currency changes..........       (2.8)         0.4          --           --
Benefits paid.............       (4.3)        (4.5)       (11.0)       (10.2)
                               ------       ------      -------      -------
Benefit obligations, end
 of year..................       72.5         71.8        240.4        205.3
                               ------       ------      -------      -------
Change in plan assets:
Fair value of plan assets,
 beginning of year........       37.8         14.8          --           --
Actual return on plan
 assets...................        0.4          1.2          --           --
Employer contributions....        6.0          2.5          8.7          7.6
Plan participant's
 contributions............        0.2          1.0          2.3          2.4
Acquisitions (see Note
 18)......................        --          21.1          --           --
Currency changes..........       (2.0)         1.3          --           --
Benefits paid.............       (3.9)        (4.1)       (11.0)       (10.0)
                               ------       ------      -------      -------
Fair value of plan assets,
 end of year..............       38.5         37.8          --           --
                               ------       ------      -------      -------
Funded status.............      (34.0)       (34.0)      (240.4)      (205.3)
Unrecognized prior service
 cost.....................        2.9          2.6         (2.6)         --
Unrecognized transition
 obligation...............       (1.4)         0.2          1.2          1.6
Unrecognized net actuarial
 loss.....................        2.0          0.7         53.0         27.8
                               ------       ------      -------      -------
Net amount recognized.....     $(30.5)      $(30.5)     $(188.8)     $(175.9)
                               ======       ======      =======      =======
Amounts recognized in the
 Consolidated balance
 sheets:
Accrued benefit plan
 obligations..............     $(32.1)      $(31.6)     $(188.8)     $(175.9)
Prepaid pension costs.....        1.2          0.9          --           --
Intangible assets.........        0.6          0.2          --           --
Accumulated other
 comprehensive income.....       (0.2)         --           --           --
                               ------       ------      -------      -------
Net amount recognized.....     $(30.5)      $(30.5)     $(188.8)     $(175.9)
                               ======       ======      =======      =======

                                STEELCASE INC.

   The following sets forth the plans' weighted-average assumptions and components of expense (in millions):

                                                           Year Ended
                          -----------------------------------------------------------------------------
                                      Pension Plans                       Postretirement Plans
                          -------------------------------------- --------------------------------------
                          February 23, February 25, February 26, February 23, February 25, February 26,
                              2001         2000         1999         2001         2000         1999
                          ------------ ------------ ------------ ------------ ------------ ------------
Components of expense:
Service cost............     $ 2.2        $ 3.6        $ 2.0        $  4.9       $  5.7       $  5.5
Interest cost...........       4.2          4.6          2.5          16.0         13.2         12.5
Amortization of prior
 year service cost......       0.1          --           --            --           0.6          0.8
Expected return on plan
 assets.................      (2.7)        (2.5)        (0.9)          --           --           --
Amortization of
 transition obligation..       --           0.3          0.3           0.2          0.5          --
Recognized net actuarial
 (gain) loss............      (0.8)         0.1         (0.2)          0.6          0.2          0.2
                             -----        -----        -----        ------       ------       ------
Net expense.............     $ 3.0        $ 6.1        $ 3.7        $ 21.7       $ 20.2       $ 19.0
                             =====        =====        =====        ======       ======       ======
Weighted-average
 assumptions:
Discount rate...........      6.50%        7.00%        7.00%         7.50%        8.00%        7.00%
Expected return on plan
 assets.................      7.00%        5.00%        7.50%          --           --           --
Rate of salary
 progression............      4.50%        5.25%        4.50%         4.50%        4.50%        4.50%

   The assumed health care cost trend was 7.5% for 2001 gradually declining to 5.0% in 2006 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

                                                 One percentage One percentage
                                                 point increase point decrease
                                                 -------------- --------------
   Effect on total of service and interest cost
    components.................................      $ 1.9          $ (1.8)
   Effect on postretirement benefit
    obligation.................................      $22.6          $(20.5)

                                STEELCASE INC.

11. STOCK INCENTIVE PLANS

   The Stock Incentive Plans for employees and affiliates of the Company include the Steelcase Inc. Employee Stock Purchase Plan (the "Purchase Plan") and the Steelcase Inc. Incentive Compensation Plan (the "Incentive Compensation Plan").

 Employee Stock Purchase Plan

   The Company reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Purchase Plan, each eligible employee, as of the start of any purchase period, will be granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 23, 2001, 454,721 shares remain available for purchase under the Purchase Plan. The Board may at any time amend or terminate the Purchase Plan.

 Incentive Compensation Plan

   In 1998, the Company reserved for issuance under the Incentive Compensation Plan 6,135,187 shares of Class A Common Stock. In June 2000, the shareholders approved an amendment to the Plan which allowed for an additional 8,000,000 shares of Class A Common Stock to be issued. The Compensation Committee or its designee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine, among other things, the persons to whom awards under the Incentive Compensation Plan ("Awards") will be made, the exercise price, vesting, size and type of such Awards, and the specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards. Awards under the Plan vest over a period of three to five years.

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

                                STEELCASE INC.

   Information relating to the Company's stock options, which pursuant to APB Opinion No. 25 did not result in any material compensation expense recognized by the Company, is as follows:

                                              Number of  Weighted Average Option
                                               Shares        Price Per Share
                                              ---------  -----------------------
   Unexercised options outstanding:
   February 27, 1998......................... 2,661,000          $28.00
     Options granted.........................     9,350          $36.50
     Options exercised.......................       --              --
     Options forfeited.......................       --              --
                                              ---------
   Unexercised options outstanding:
   February 26, 1999......................... 2,670,350          $28.03
     Options granted......................... 1,609,500          $14.35
     Options exercised.......................       --              --
     Options forfeited.......................  (202,250)         $24.68
                                              ---------
   Unexercised options outstanding:
   February 25, 2000......................... 4,077,600          $22.80
     Options granted......................... 2,106,026          $10.61
     Options exercised.......................    (4,899)         $13.94
     Options forfeited.......................  (210,410)         $18.37
                                              ---------
   Unexercised options outstanding:
   February 23, 2001......................... 5,968,317          $18.66
                                              =========
   Exercisable options:
   February 26, 1999.........................   289,100          $28.00
   February 25, 2000.........................   579,135          $28.01
   February 23, 2001......................... 1,529,009          $23.59

   The following table summarizes information regarding stock options as of February 23, 2001:

                                  Outstanding Options                   Exercisable Options
                    ------------------------------------------------ --------------------------
                                Weighted-Average
     Range of                 Remaining Contractual Weighted-Average           Weighted-Average
  Exercise Prices    Shares       Term (Years)       Exercise Price   Shares    Exercise Price
  ---------------   --------- --------------------- ---------------- --------- ----------------
  $10.50
    to
  $20.00            3,520,467          8.7               $12.14        491,739      $14.27
  $20.01
    to
  $36.50            2,447,850          7.0               $28.03      1,037,270      $28.02
                    ---------                                        ---------
  $10.00
    to
  $36.50            5,968,317          8.0               $18.66      1,529,009      $23.59
                    =========                                        =========

   The price per share of options outstanding ranged from $10.50 to $36.50 at February 23, 2001, $13.94 to $36.50 at February 25, 2000 and $28.00 to $36.50
at February 26, 1999. As of February 23, 2001, there were 8,161,971 options available for future issuances.

                                STEELCASE INC.

 SFAS No. 123 Pro Forma Data

   As discussed in Note 2, the Company accounts for its Stock Incentive Plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the employee stock option grants. If the Company had recognized compensation expense based upon the fair value of the employee stock option grants at the date of grant and their respective vesting periods, as prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows (in millions, except per share amounts):

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Pro forma net income................    $187.6       $181.5       $219.6
   Pro forma earnings per share (basic
    and diluted).......................    $ 1.26       $ 1.19       $ 1.43

   The fair value of each option grant was estimated using the Black-Scholes option pricing model. Following are the weighted average assumptions for the option grants:

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Risk-free interest rate...............      6.4%         5.2%          5.6%
   Dividend yield........................      3.0%         3.1%          1.4%
   Volatility............................     44.4%        31.6%         32.4%
   Average expected term (years).........      4.0          4.0           6.8
   Fair value of options granted.........    $3.66        $3.59        $14.16

12. OTHER INCOME, NET

   Other income, net consists of (in millions):

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Interest income.....................    $  8.3       $ 6.4        $13.8
   Interest income from tax
    litigation.........................       --          --           5.8
   Gain (loss) on dealer transitions...     (24.7)        8.3         (2.2)
   Gain on disposal of property and
    equipment..........................      26.9        10.0          --
   Gain on sale of investments.........       2.8         7.0          --
   Miscellaneous-net...................       2.0         1.1         (5.9)
                                           ------       -----        -----
                                           $ 15.3       $32.8        $11.5
                                           ======       =====        =====

                                STEELCASE INC.

13. INCOME TAXES

   The provision for income taxes on income before equity in net income of joint ventures and dealer transitions consists of (in millions):

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Current income taxes:
     Federal.............................    $ 93.1       $ 98.9       $115.7
     State and local.....................       6.3          4.5          9.0
     Foreign.............................      30.7         19.2          2.9
                                             ------       ------       ------
                                              130.1        122.6        127.6
                                             ------       ------       ------
   Deferred income taxes:
     Federal.............................       --          (4.6)        (3.1)
     State and local.....................       0.6         (0.1)        (0.3)
     Foreign.............................     (19.8)        (2.4)         0.7
                                             ------       ------       ------
                                              (19.2)        (7.1)        (2.7)
                                             ------       ------       ------
                                             $110.9       $115.5       $124.9
                                             ======       ======       ======

   The Company has not provided for U.S. income taxes on undistributed earnings of foreign subsidiaries totaling $133.2 million at February 23, 2001, as foreign subsidiary undistributed earnings are considered permanently invested in those businesses. These amounts would be subject to possible U.S. taxation only if remitted as dividends. Foreign withholding taxes could be payable upon remittance of these earnings. Subject to certain limitations, the withholding taxes would then be available for use as credit against the U.S. tax liability. However, the determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

   Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following (in millions):

                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Deferred income tax assets:
     Employee benefit plan obligations................    $112.4       $112.2
     Reserves and allowances..........................      56.4         50.9
     Foreign losses...................................       8.5          3.6
     Other............................................       --           7.1
                                                          ------       ------
   Total deferred income tax assets...................     177.3        173.8
   Deferred income tax liabilities:
     Property and equipment...........................     (42.9)       (45.4)
     Intangible assets................................     (12.3)       (24.0)
     Net leased assets................................     (10.8)       (12.1)
                                                          ------       ------
   Net deferred income tax assets.....................     111.3         92.3
   Current portion....................................      85.7         78.1
                                                          ------       ------
   Non-current portion................................    $ 25.6       $ 14.2
                                                          ======       ======

   The Company has recorded a deferred tax asset as of February 23, 2001 of $8.5 million reflecting the benefit of foreign operating loss carry-forwards that expire at various dates through 2007. Realization is dependent on

                                STEELCASE INC.

future taxable income of the related foreign operations and tax planning strategies available to the Company. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.

   The effective income tax rate on income before equity in net income of joint ventures and dealer transitions varied from the statutory federal income tax rate as set forth in the following table:

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Statutory federal income tax rate...     35.0%        35.0%        35.0%
   State and local income taxes........      1.8          1.6          2.5
   Goodwill and intangible asset
    amortization and write-offs........      1.6          1.0          0.3
   Research and development credit.....     (0.3)        (0.3)        (0.4)
   Foreign taxes.......................     (3.2)         2.0         (0.1)
   Other...............................      1.6         (0.3)        (0.3)
                                            ----         ----         ----
   Effective income tax rate...........     36.5%        39.0%        37.0%
                                            ====         ====         ====

   The Company made income tax payments of $125.8 million, $123.2 million and $59.3 million during 2001, 2000 and 1999, respectively.

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

   The Company's customers consist primarily of independent dealers in the office environment industry. They are dispersed globally, but primarily across all North American and several European geographic areas. All probable uncollectable accounts and notes receivable and leased assets have been appropriately considered in establishing the allowances for losses. In general, the Company obtains security interests in the assets of the customer. These security interests are generally secondary to the interest of the customer's primary lenders.

   Guarantees of debt obligations are conditional commitments issued by the Company to guarantee the performance of certain unconsolidated dealers and joint ventures to a third party. These guarantees are primarily issued to support private borrowing arrangements. The Company has guaranteed approximately $45.9 million and $49.7 million of debt obligations of unconsolidated dealers and joint ventures as of February 23, 2001 and February 25, 2000, respectively. Although this amount represents the maximum exposure to loss, management believes the actual risk of loss to be insignificant.

   The Company uses derivative financial instruments, principally forward contracts and swaps and interest rate swaps and caps, primarily to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

   Interest rate swap contracts and caps are used to adjust the proportion of total debt that is subject to variable interest rates. The contract is considered a hedge against possible changes in the amount of future cash flows associated with interest payments of existing variable-rate obligations. Under an interest rate swap contract, the Company agrees to receive an amount equal to a specific variable interest rate times the same principal amount. In return the Company will pay an amount equal to a specified fixed interest rate times the same principal amount. The principal amounts are not exchanged. No other cash payments are made unless the

                                STEELCASE INC.

contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination. See Note 9 for more information regarding interest rate swaps and caps. The net effect on the Company's operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates.

   Foreign exchange contracts are primarily used by the Company to hedge the risk that unremitted or future revenue owed to the Company for the sale or anticipated sale, and the risk that future payments by the Company for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, the company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. The Company hedges net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International operations (Euro) over the ensuing twelve-month period. To hedge this exposure, the Company used foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year. Gains and losses on foreign exchange contracts are generally included as a component of interest and other, net, in the Company's consolidated statement of operations. The fair market value of forward contracts and swaps and interest rate swaps and caps was not material at February 23, 2001 or February 25, 2000.

15. COMMITMENTS AND CONTINGENCIES

   The Company leases certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. In December 2000, the Company entered into a sale-leaseback arrangement in regards to their New York showroom facility. Under the arrangement, the Company sold the facility and entered into a lease arrangement for an initial period of 17 years. The leaseback has been accounted for as an operating lease. The gain of $32.3 million realized in this transaction has been deferred and will be amortized against rent expense over the term of the initial lease. Minimum annual rental commitments under non-cancelable operating leases that have initial or remaining lease terms in excess of one year as of February 23, 2001, are as follows (in millions):

     Year Ending                                                          Amount
     -----------                                                          ------
     2002................................................................ $ 36.6
     2003................................................................   33.2
     2004................................................................   30.1
     2005................................................................   26.5
     2006................................................................   20.7
     Thereafter..........................................................  113.5
                                                                          ------
                                                                          $260.6
                                                                          ======

   Rent expense under all operating leases approximated $46.1 million, $39.8 million and $42.5 million for 2001, 2000 and 1999, respectively.

   The Company is involved in litigation from time to time in the ordinary course of its business. Based on known information, management believes that the Company is not currently party to any material litigation.

16. OPERATING SEGMENTS

   The Company's principal business is the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods, and interior architectural products. The Company operates on a worldwide basis within three reportable segments: two geographic furniture segments and a Financial Services segment. In prior years, the Company reported the third segment as Services and other businesses, which included financial services, as

                                STEELCASE INC.

well as, the Company's IDEO and Attwood subsidiaries. In 2001, the Financial Services segment has grown to comprise a significant portion of the Company's balance sheet and, as such is now reported as a separate segment. The North America furniture segment continues to include the U.S., Canada and the Steelcase Design Partnership but now also includes IDEO and Attwood. The International furniture segment continues to include the rest of the world, with the major portion of the operations in Europe. Accordingly, prior year segment information presented below has been restated to reflect the new reporting structure.

   The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

   The following sets forth reportable segment data reconciled to the consolidated financial statements for the three years ended February 23, 2001, February 25, 2000 and February 26, 1999 (in millions):

                              Office Furniture
                         --------------------------- Financial
    2001                 North America International Services  Eliminations Consolidated
    ----                 ------------- ------------- --------- ------------ ------------
Revenues................   $3,098.2       $709.4      $ 78.2     $   --       $3,885.8
Operating income........      246.6         38.5         8.0        13.3         306.4
Total assets............    1,832.1        695.7       629.2         --        3,157.0
Capital expenditures....      226.7         33.8         --          --          260.5
Depreciation &
 amortization...........      125.6         36.5         0.4         --          162.5
    2000
    ----
Revenues................   $2,718.7       $721.5      $ 52.4     $(148.3)     $3,344.3
Operating income........      234.5         31.4         2.6         6.0         274.5
Total assets............    1,916.5        679.2       441.9         --        3,037.6
Capital expenditures....      178.3         14.5         --         (4.0)        188.8
Depreciation &
 amortization...........      111.6         35.1         0.1        (5.0)        141.8
    1999
    ----
Revenues................   $2,611.7       $622.2      $ 34.5     $(506.9)     $2,761.5
Operating income........      303.0         39.1         2.5       (18.7)        325.9
Total assets............    1,822.6        694.4       325.2      (659.7)      2,182.5
Capital expenditures....      167.8         31.1         --        (28.5)        170.4
Depreciation &
 amortization...........      105.6         23.8         0.1       (22.5)        107.0

   For the first quarter of 2000 and for full year 1999, International office furniture reflects the accounts of Steelcase Strafor, the Company's 50% owned joint venture in Europe, as if the joint venture had been consolidated. As described in Note 18, the remaining 50% equity interest of Steelcase Strafor was purchased effective March 31, 1999. Accordingly, Steelcase Strafor's results of operations have been consolidated with the Company's results of operations from the acquisition date. Eliminations include the removal of Steelcase Strafor unconsolidated financial results in order to reconcile with the Company's consolidated totals. In addition, eliminations also include intercompany interest expense between the Financial Services segment and the North America segment, which amount to $13.3 million, $16.4 million and $14.6 million in 2001, 2000 and 1999, respectively.

                                STEELCASE INC.

   Reportable geographic information is as follows (in millions):

                                                        Year Ended
                                          --------------------------------------
                                          February 23, February 25, February 26,
                                              2001         2000         1999
                                          ------------ ------------ ------------
   Revenues:
     United States.......................   $3,046.4     $2,669.7     $2,535.5
     Foreign locations(1)................      839.4        674.6        226.0
                                            --------     --------     --------
       Total.............................   $3,885.8     $3,344.3     $2,761.5
                                            ========     ========     ========
   Long-lived Assets:
     United States.......................   $1,041.1     $1,070.7     $  953.2
     Foreign locations(1)................      467.1        464.8         31.9
                                            --------     --------     --------
       Total.............................   $1,508.2     $1,535.5     $  985.1
                                            ========     ========     ========

--------
(1) Information for Steelcase Strafor prior to the Company's March 31, 1999 acquisition of the remaining 50% equity interest in Steelcase Strafor has been excluded (see Note 18).

   Revenues are attributable to countries based on the location of the customer.

17. FINANCIAL SERVICES SEGMENT

   The Financial Services segment has grown to become a significant portion of the Company's balance sheet and, as such is now reported as a separate segment. Financial Services provides financing services to Steelcase dealers and their customers to facilitate the purchase of Steelcase products in the United States, Canada and Europe. Financial Services provides both dealer financing and lease financing.

   The dealer financing portion of the segment provides a variety of financial services to Steelcase dealers to support their business goals and foster stability in the Steelcase distribution network. Dealer financing includes three distinct programs: project financing, asset-based lending and term notes. Through these programs, Financial Services helps dealers finance capital equipment, Steelcase purchases and establish working lines of credit. Lease financing provides leasing and financing alternatives for the acquisition of Steelcase products.

                                STEELCASE INC.

   The following table sets forth condensed financial information of the Financial Services segment as of February 23, 2001 and February 25, 2000 (in millions):

                                                              Year Ended
                                                       -------------------------
                                                       February 23, February 25,
                                                           2001         2000
                                                       ------------ ------------
   Assets(1):
   Project financing..................................    $ 34.0       $ 14.8
   Asset-based lending................................      95.7         75.4
   Term financing.....................................      16.3         11.9
   Leased assets......................................     449.8        349.1
   Allowance for losses...............................     (10.6)        (8.2)
                                                          ------       ------
   Notes receivable and leased assets, net............     585.2        443.0
   Other assets.......................................       1.8          2.6
                                                          ------       ------
   Total assets.......................................    $587.0       $445.6
                                                          ======       ======
   Liabilities and Shareholders' Equity:
   Bank debt(2).......................................    $259.6       $184.9
   Intercompany debt..................................     233.1        187.9
   Other liabilities..................................      12.3         11.0
   Shareholders' equity...............................      82.0         61.8
                                                          ------       ------
   Total liabilities and shareholders' equity.........    $587.0       $445.6
                                                          ======       ======

--------
(1) See Note 6, Notes receivable and leased assets. Note 6 disclosures are for the Company in total which also include but are not limited to financing ownership changes and the restructuring of debt. The amounts presented in the above schedule relate to the Financial Services segment only.
(2) See Note 9, Short-term borrowings and long-term debt. Note 9 disclosures are for the Company in total. The amounts presented in the above schedule relate to the Financial Services segment only.

   Financial Services revenues and operating income for the past three years are shown in Note 16, Operating Segments. The following table sets forth an expanded summary of operations (in millions):

                                                      Year Ended
                                        --------------------------------------
                                        February 23, February 25, February 26,
                                            2001         2000         1999
                                        ------------ ------------ ------------
   Financing revenue...................    $78.2        $52.4        $34.5
   Financing expenses(3)...............     61.5         41.9         24.9
                                           -----        -----        -----
   Net financing margin................     16.7         10.5          9.6
   General and administrative
    expenses...........................      8.7          7.9          7.1
                                           -----        -----        -----
   Income before provision for income
    taxes..............................      8.0          2.6          2.5
   Provision for income taxes..........      2.9          1.1          1.0
                                           -----        -----        -----
   Net income..........................    $ 5.1        $ 1.5        $ 1.5
                                           =====        =====        =====

--------
(3) Financing expenses include interest expense, depreciation expense and provision for credit losses, and are reflected in operating expenses in the consolidated statements of income.

                                STEELCASE INC.

18. ACQUISITIONS

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

   As a result of this acquisition, which was accounted for under the purchase method of accounting, Steelcase Strafor is now wholly-owned by the Company. Accordingly, the February 25, 2000 consolidated balance sheet includes the accounts and balances of Steelcase Strafor, including a $25.7 million contingent liability recorded in accrued other expenses and subsequently paid as of the second quarter 2001, for additional purchase price resulting from Steelcase Strafor's acquisition of Werndl in calendar year 1998. Additionally, the results of operations of Steelcase Strafor, which is accounted for on a two month lag, from April 1, 1999 through December 31, 1999 have been consolidated with the Company's results of operations.

   The Company recorded intangible assets as follows resulting from the consolidation of Steelcase Strafor (in millions):

                                               Amortization            Annual
                                                  Period     Amount Amortization
                                               ------------- ------ ------------
   Goodwill...................................      40 years $275.4    $ 6.9
   Trademarks................................. 2 to 10 years   25.5      3.8
   Non-compete agreement......................     3.5 years   10.8      3.1

   The following unaudited pro forma data summarizes the combined results of operations of the Company and Steelcase Strafor as if the acquisition had occurred at the beginning of the twelve month period ended February 26, 1999, and includes the effect of purchase accounting adjustments. In addition, the Steelcase Strafor results of operations include the pro forma effects of the acquisition of Werndl, a business acquired by Steelcase Strafor on December 16, 1998. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies (in millions, except per share amounts):

                                                       February 25, February 26,
                                                           2000         1999
                                                       ------------ ------------
   Results of Operations:
     Revenues.........................................   $3,492.6     $3,363.4
     Gross profit.....................................    1,178.7      1,195.6
     Operating income.................................      283.4        363.7
     Net income.......................................      182.2        215.6
     Earnings per share (basic and diluted)...........       1.19         1.40

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

                                STEELCASE INC.

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

19. UNAUDITED QUARTERLY RESULTS

   The following sets forth summary unaudited information on a quarterly basis for the Company (in millions, except per share amounts):

                                        First  Second   Third  Fourth
       2001                            Quarter Quarter Quarter Quarter  Total
       ----                            ------- ------- ------- ------- --------
   Revenues........................... $953.7  $995.9  $993.8  $942.4  $3,885.8
   Gross profit.......................  333.9   343.5   337.9   293.4   1,308.7
   Operating income...................   97.4    92.7    79.2    37.1     306.4
   Net income.........................   62.6    53.7    51.7    25.7     193.7
   Earnings per share (basic).........   0.41    0.36    0.35    0.17      1.30
   Earnings per share (diluted).......   0.41    0.36    0.35    0.17      1.29
      2000
      ----
   Revenues........................... $697.6  $838.8  $888.3  $919.6  $3,344.3
   Gross profit.......................  259.2   288.5   301.6   281.6   1,130.9
   Operating income...................   84.4    68.9    78.4    42.8     274.5
   Net income.........................   56.7    38.2    45.3    44.0     184.2
   Earnings per share (basic).........   0.37    0.25    0.30    0.29      1.21
   Earnings per share (diluted).......   0.37    0.25    0.30    0.29      1.21

   Effective March 31, 1999, Steelcase Inc. acquired the remaining 50% equity interest in Steelcase Strafor. Accordingly, the results of operations of Steelcase Strafor, which was accounted for on a two month lag, from April 1, 1999 through December 31, 1999 have been consolidated with the Company's results of operations. See Note 18.

   During the fourth quarter of 2001, the Company recorded a non-recurring charge of $23.9 million ($15.2 million net of tax) related to facility closings, production relocation and workforce reductions. Additionally, the Company recognized a non-recurring non-operating gain of $18.3 million ($11.6 million net of tax) related to the sale of real estate. This was largely offset by a non-recurring non-operating charge of $18.8 million ($11.9 million net of tax) related to reserves for dealer transition financing. The fourth quarter results were also positively impacted by the reduction of the Company's annual effective tax rate to 36.5 percent.

                                STEELCASE INC.

   During the first quarter of 2001, the Company recognized a non-recurring non-operating gain of $8.8 million ($5.6 million net of tax) related to the sale of real estate.

   During the fourth quarter of 2000, the Company recorded a non-recurring charge of $24.5 million ($15.0 million net of tax) to cost of sales for expenses related to the field retrofit of beltways and insulation materials within installed Pathways products. Additionally, the Company sold certain non-operating assets and had investment gains resulting in non-recurring non-operating gains of $15.2 million ($9.3 million net of tax).

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

   We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 23, 2001 and February 25, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 23, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 23, 2001 and February 25, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 23, 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 16, 2001

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

James P. Hackett                          Alwyn Rougier-Chapman
President and Chief Executive             Chief Financial Officer
 Officer

                                          James P. Keane
                                          Senior Vice President, Finance

                                                                     SCHEDULE II

                                 STEELCASE INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

Column A                         Column B         Column C  Column D  Column E
--------                  ----------------------- -------- ---------- --------
                                           Additions
                                     ---------------------            Balance
                          Balance at  Charged to  Charged              At end
                          beginning     costs     to other               of
Description               of period  and expenses accounts Deductions  period
-----------               ---------- ------------ -------- ---------- --------
Reserves deducted in the
 consolidated balance
 sheet from the assets to
 which they apply:
  Year ended February 23,
   2001:
    Allowances for losses
     on Accounts
     Receivable..........   $45.5       $  9.1              $4.1(A)    $50.5
    Allowances for losses
     on Notes
     Receivable..........   $13.2       $ 30.9              $2.6(A)    $41.5
  Year ended February 25,
   2000:
    Allowances for losses
     on Accounts
     Receivable..........   $27.6       $ 11.2    $8.8(B)   $2.1(A)    $45.5
    Allowances for losses
     on Notes
     Receivable..........   $ 7.5       $  6.6              $0.9(A)    $13.2
  Year ended February 26,
   1999:
    Allowances for losses
     on Accounts
     Receivable..........   $31.8       $  3.6              $7.8(A)    $27.6
    Allowances for losses
     on Notes
     Receivable..........   $10.4       $  2.2              $5.1(A)    $ 7.5

--------
Note (A)--Excess of accounts written off over recoveries.
Note (B)--Addition of beginning balances of acquisitions.

                               Index of Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   --Second Restated Articles of Incorporation of the Company (1)
   3.2   --Amended By-laws of the Company, as amended June 15, 2000 (10)
   4.1   --Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with
          Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request. (9)
  10.1   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and James P. Hackett (3)
  10.2   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Robert A. Ballard (3)
  10.3   --Deferred Compensation Agreement dated January 12, 1998, between
          Steelcase Inc. and Alwyn Rougier-Chapman (4)
  10.4   --Steelcase Inc. Restoration Retirement Plan (2)
  10.5   --Steelcase Inc. Incentive Compensation Plan (1)
  10.6   --Amended and Restated Steelcase Inc. Management Incentive Plan (4)
  10.7   --Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of June 1, 2000 (10)
  10.8   --Deferred Compensation Agreement dated May 4, 1998, between Steelcase
          Inc. and William P. Crawford (5)
  10.9   --Stock Purchase Agreement between Steelcase Inc. and Strafor Facom
          S.A. dated as of April 21, 1999(8)
  10.10  --Steelcase Inc. Non-Employee Director Deferred Compensation Plan (6)
  10.11  --Steelcase Inc. Deferred Compensation Plan (7)
  10.12  --First Amendment to the Steelcase Inc. Incentive Compensation Plan
          (9)
  10.13  --First Amendment to the Steelcase Inc. Management Incentive Plan (9)
  10.14  --Second Amendment to the Steelcase Inc. Incentive Compensation Plan
          (10)
  10.15  --Aircraft Time Sharing Agreement between Steelcase Inc. and James P.
          Hackett dated March 30, 2000 (9)
  10.16  --Aircraft Time Sharing Agreements between Steelcase Inc. and Robert
          C. Pew dated May 1, 2000 (9)
  10.17  --Aircraft Time Sharing Agreements between Steelcase Inc. and James P.
          Hackett dated July 1, 2000 (11)
  10.18  --Aircraft Time Sharing Agreements between Steelcase Inc. and Robert
          C. Pew dated July 1, 2000 (11)
  10.19  --Third Amendment to the Steelcase Inc. Incentive Compensation Plan
          (11)
  10.20  --Retirement Agreement between Steelcase Inc. and Alwyn Rougier-
          Chapman dated March 5, 2001
  21.1   --Subsidiaries of the Registrant
  23.1   --Consent of BDO Seidman, LLP

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

 (6) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999.
 (7) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000.
 (8) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999.
 (9) Incorporated by reference to the like numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2000, as filed with the Commission on May 25, 2000.
(10) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000.
(11) Incorporated by reference to the like numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2000, as filed with the Commission on October 6, 2000.