Form 10-K/A
period 2001-02-23
STEELCASE INC
filed 2001-05-24
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                                on which registered
        -------------------                               ---------------------
        Class A Common Stock............................ New York Stock Exchange

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

   None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Steelcase Inc. (the "Company"), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, hereby amends its Annual Report on Form 10-K for the fiscal year ended February 23, 2001 (the "2001 Form 10-K") to revise
Part IV by including an amended Report of Independent Certified Public Accountants to include an opinion on the Company's financial statement schedule as listed in Item 14(a) and to amend the Company's report on Management's Responsibility for Financial Reporting to include a reference to the schedule that was inadvertently excluded from the accountants and management's reports that were originally filed on the Company's 2001 Form 10-K.

   No other changes to the Company's 2001 Form 10-K have been made.

   The undersigned registrant hereby amends the following section of its Report for the year ended February 23, 2001 on Form 10-K as set forth in the pages attached hereto:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

   We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 23, 2001 and February 25, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 23, 2001. Our audits also included the financial statement schedule for the three years in the period ended February 23, 2001 as listed in Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

James P. Hackett                            Alwyn Rougier-Chapman
President and Chief Executive               Chief Financial Officer
Officer

                                            James P. Keane
                                            Senior Vice President--Finance

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 24, 2001