Form 10-Q
period 2001-05-25
STEELCASE INC
filed 2001-07-09
CIK 1050825

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

                  For the quarterly period ended May 25, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of June 29, 2001, the Registrant had outstanding 32,533,640 shares of Class A Common Stock and 114,793,215 shares of Class B Common Stock.

   Exhibit index located on page number 21.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STEELCASE INC. FORM 10-Q

                       FOR THE QUARTER ENDED MAY 25, 2001

                                     INDEX

                                                                          Page
                                                                           No.
                                                                          -----
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Statements of Income
   for the Three Months Ended May 25, 2001 and May 26, 2000 .............     3
  Condensed Consolidated Balance Sheets
   as of May 25, 2001 and February 23, 2001..............................     4
  Condensed Consolidated Statements of Cash Flows
   for the Three Months Ended May 25, 2001 and May 26, 2000..............     5
  Notes to Condensed Consolidated Financial Statements...................  6-10

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 11-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    18

Part II. Other Information

Item 1. Legal Proceedings................................................    19
Item 2. Changes in Securities............................................    19
Item 3. Defaults upon Senior Securities..................................    19
Item 4. Submission of Matters to a Vote of Security Holders..............    19
Item 5. Other Information................................................    19
Item 6. Exhibits and Reports on Form 8-K.................................    19
Signatures...............................................................    20
Exhibit Index............................................................    21

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (in millions, except per share data)

                                                        Three Months Ended
                                                        ---------------------
                                                         May 25,     May 26,
                                                          2001        2000
                                                        ---------   ---------
Furniture revenues..................................... $   847.2   $   937.2
Finance revenues.......................................      21.1        16.5
                                                        ---------   ---------
  Total revenues.......................................     868.3       953.7
Cost of sales..........................................     582.2       619.8
                                                        ---------   ---------
Gross profit...........................................     286.1       333.9
Operating expenses.....................................     237.5       236.5
                                                        ---------   ---------
Operating income.......................................      48.6        97.4
Interest expense.......................................      (5.6)       (4.6)
Other income (expense), net............................      (4.5)       10.7
                                                        ---------   ---------
Income before provision for income taxes and equity in
 net loss
 of joint ventures and dealer transitions..............      38.5       103.5
Provision for income taxes.............................      14.2        40.4
                                                        ---------   ---------
Income before equity in net loss of joint ventures and
 dealer transitions....................................      24.3        63.1
Equity in net loss of joint ventures and dealer
 transitions...........................................      (0.4)       (0.5)
                                                        ---------   ---------
Net income............................................. $    23.9   $    62.6
                                                        =========   =========
Earnings per share (basic and diluted)................. $    0.16   $    0.41
                                                        =========   =========
Dividends per share of common stock.................... $    0.11   $    0.11
                                                        =========   =========



     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                          (Unaudited)
                                                            May 25,   Feb. 23,
                                                             2001       2001
                                                          ----------- --------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $  104.3   $   25.3
  Accounts receivable, net...............................     554.2      603.2
  Notes receivable and leased assets.....................     227.3      270.4
  Inventories............................................     169.4      184.7
  Other current assets...................................     154.0      122.1
                                                           --------   --------
        Total current assets.............................   1,209.2    1,205.7
Property and equipment, net..............................     923.8      933.8
Notes receivable and leased assets.......................     358.0      341.9
Joint ventures and dealer transitions....................      43.5       45.2
Goodwill and other intangible assets, net................     398.9      405.1
Other assets.............................................     261.3      225.3
                                                           --------   --------
        Total assets.....................................  $3,194.7   $3,157.0
                                                           ========   ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................  $  212.5   $  254.1
  Short-term borrowings and current portion of long-term
   debt..................................................     204.1      209.7
  Accrued expenses:
    Employee compensation................................     113.1      119.6
    Employee benefit plan obligations....................      54.6       84.8
    Other................................................     224.8      217.7
                                                           --------   --------
        Total current liabilities........................     809.1      885.9
                                                           --------   --------
Long-term liabilities:
  Long-term debt.........................................     449.9      327.5
  Employee benefit plan obligations......................     235.8      247.7
  Other long-term liabilities............................      65.5       59.4
                                                           --------   --------
        Total long-term liabilities......................     751.2      634.6
                                                           --------   --------
        Total liabilities................................   1,560.3    1,520.5
                                                           --------   --------
Shareholders' equity:
  Common stock...........................................     282.4      286.2
  Accumulated other comprehensive income (loss)..........     (32.8)     (30.0)
  Retained earnings......................................   1,384.8    1,380.3
                                                           --------   --------
        Total shareholders' equity.......................   1,634.4    1,636.5
                                                           --------   --------
        Total liabilities and shareholders' equity.......  $3,194.7   $3,157.0
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                            Three Months Ended
                                                            --------------------
                                                             May 25,    May 26,
                                                              2001       2000
                                                            ---------  ---------
OPERATING ACTIVITIES
  Net income............................................... $    23.9  $   62.6
  Depreciation and amortization............................      41.9      37.5
  Changes in current assets and liabilities................     (51.6)    (70.2)
  Other, net...............................................       5.2       0.1
                                                            ---------  --------
    Net cash provided by operating activities..............      19.4      30.0
                                                            ---------  --------
INVESTING ACTIVITIES
  Capital expenditures.....................................     (30.2)    (60.2)
  Proceeds from the disposal of assets.....................       --       47.9
  Net decrease (increase) in notes receivable and leased
   assets..................................................      22.0     (53.4)
  Other, net...............................................     (26.2)    (19.1)
                                                            ---------  --------
    Net cash used in investing activities..................     (34.4)    (84.8)
                                                            ---------  --------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt.................     256.1      41.5
  Repayments of debt.......................................    (132.4)    (30.0)
  Short-term borrowings (repayments), net..................     (13.5)     52.9
  Common stock issuance....................................       0.1       --
  Common stock repurchase..................................      (4.0)     (7.2)
  Dividends paid...........................................     (16.2)    (16.6)
                                                            ---------  --------
    Net cash provided by financing activities..............      90.1      40.6
                                                            ---------  --------
    Effect of exchange rate changes on cash and cash
     equivalents...........................................       3.9      (2.2)
                                                            ---------  --------
      Net increase (decrease) in cash and cash
       equivalents.........................................      79.0     (16.4)
        Cash and cash equivalents, beginning of period.....      25.3      73.7
                                                            ---------  --------
        Cash and cash equivalents, end of period........... $   104.3  $   57.3
                                                            =========  ========


     See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in the registrant's Annual Report on Form 10-K for the fiscal year ended February 23, 2001 (the "10-K Report"). For purposes hereof, "Steelcase Inc." or the "Company" means Steelcase Inc. and its majority owned subsidiaries unless the context requires otherwise.

   In prior years, the results for the Company's European operations, Steelcase S.A., (formerly known as Steelcase Strafor), were reported on a two-month lag. Effective the three months ended May 25, 2001, Steelcase S.A. is reported consistent with the Company's fiscal year. This reporting change results in a year-over-year comparison for the Steelcase S.A. portion of the International segment that is based on different calendar months. The first quarter of fiscal 2002 includes Steelcase S.A.'s income statement and statement of cash flows for the three months ended May 25, 2001 and the balance sheet as of May 25, 2001. The first quarter of fiscal 2001 includes Steelcase S.A.'s income statement and statement of cash flows for the three months ended March 31, 2000 and the reported balance sheet disclosure as of March 31, 2000. The reporting change did not have a material effect on the Company's financial results.

Freight Expense

   Freight costs are included in the invoice price to customers and the associated expenses are netted with furniture revenues. Freight costs approximated $36.9 million for the first quarter of fiscal 2002 ("Q1 2002") and $39.4 million for the first quarter of fiscal 2001 ("Q1 2001").

Reclassification

   The Company has reclassified certain amounts from fiscal 2001 related to the Operating Segments footnote to conform to the fiscal 2002 ("2002") presentation.

Retained Earnings Roll-forward

   The following table reconciles the roll-forward of retained earnings (in millions):

                                                                    Three Months
                                                                       Ended
                                                                    ------------
                                                                    May 25, 2001
                                                                    ------------
   Retained earnings as of February 23, 2001.......................   $1,380.3
   Dividends paid..................................................      (16.2)
   Net income......................................................       23.9
   Steelcase S.A. net income (loss)................................       (3.2)
                                                                      --------
   Retained earnings as of May 25, 2001............................   $1,384.8
                                                                      ========

   Steelcase S.A. net loss for the two-month period ("stub period") ended February 23, 2001 was $3.2 million. Steelcase S.A. revenues generated for the stub period were $102.0 million.

                                STEELCASE INC.

New Accounting Standards

   Effective February 24, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the first quarter fiscal 2002 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter fiscal 2001 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

   Steelcase Inc. uses derivative financial instruments to principally manage two types of risk. First, the risk that interest rate changes will affect either the fair value of its debt obligations or the amount of its future interest payments. Second, the Company uses foreign exchange contracts to hedge the risk that unremitted or future cash flows owed to the Company for the sales, forecasted sales or other cash inflows; and the risk that future payments by the Company for the purchase or anticipated purchase of products abroad and other cash outflows may be adversely affected by changes in the foreign currency rates.

   The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

   The adoption of SFAS No. 133 resulted in the Company recording transition adjustments as of February 23, 2001 to its derivative instruments at fair value and recognizing the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $0.1 million and an after-tax decrease to OCI of approximately $5.1 million. The impact for the quarter resulting from subsequent changes in fair value of the derivatives was a $1.4 million reduction to OCI, net of tax. Due to immateriality, the transition adjustments and subsequent changes in fair values of the derivatives for the quarter ended May 25, 2001 were recorded as a net adjustment for the quarter and the initial impact on income was not reported as a cumulative effect adjustment. The net adjustment resulted in an after-tax reduction to net income of $0.1 million and a net decrease to OCI of $6.5 million. The decrease in OCI is primarily related to net losses on interest rate swap cash flow hedges. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

                                STEELCASE INC.

Earnings Per Share

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                                                  Three Months
                                                                      Ended
                                                                 ---------------
                                                                 May 25, May 26,
                                                                  2001    2000
                                                                 ------- -------
   Numerator:
   Net income numerator for both basic and diluted EPS.......... $ 23.9  $ 62.6
                                                                 ======  ======
   Denominators:
   Denominator for basic EPS--Weighted average common shares
    outstanding.................................................  147.5   150.9
   Potentially dilutive shares resulting from stock options.....    0.2     0.1
                                                                 ------  ------
   Denominator for diluted EPS..................................  147.7   151.0
                                                                 ======  ======

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Company's Stock Incentive Plans. Due to their anti-dilutive effect, the Company has not included the effects of
3.9 million and 4.1 million options in its calculation of diluted earnings per share for Q1 2002 and Q1 2001, respectively.

Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by shareholders and distributions to shareholders. Comprehensive income and its components consist of the following (in millions):

                                                                Three Months
                                                                    Ended
                                                               ---------------
                                                               May 25, May 26,
                                                                2001    2000
                                                               ------- -------
   Net income.................................................  $23.9  $ 62.6
   Other comprehensive income:
     Foreign currency translation gain (loss).................    3.7   (10.9)
     Unrealized loss on investments...........................    --     (0.4)
     Unrealized loss on derivative instruments, net of tax....   (6.5)    --
                                                                -----  ------
   Comprehensive income.......................................  $21.1  $ 51.3
                                                                =====  ======

                                STEELCASE INC.

Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method. Inventories determined by the LIFO method aggregated $115.7 million and $127.2 million at May 25, 2001 and February 23, 2001, respectively.

   Inventories consist of (in millions):

                                                       May 25, 2001 Feb 23, 2001
                                                       ------------ ------------
   Finished goods.....................................    $ 82.8       $ 84.0
   Work in process....................................      38.3         42.1
   Raw materials......................................      92.0        102.3
                                                          ------       ------
                                                           213.1        228.4
   LIFO reserve.......................................     (43.7)       (43.7)
                                                          ------       ------
                                                          $169.4       $184.7
                                                          ======       ======

Short-Term Borrowings and Long-Term Debt

   During the first quarter of fiscal 2002, the Company established two unsecured committed multi-currency revolving credit facilities with various financial institutions under which it may borrow up to a U.S. dollar equivalent of $200.0 million under each facility for a total U.S. dollar equivalent of up to $400.0 million. One facility has a 364-day term and the other facility has a three-year term. These facilities replaced both the $200.0 million 364-day unsecured committed revolving credit facility entered into in April 1999 and the EUR 200.0 million unsecured committed multi-currency revolving credit facility entered into in August 1999. Borrowings under the new facilities mature at various dates throughout the year depending upon the borrowing terms, which range from one day to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings of a term of one month or greater, which is due no later than the maturity of such borrowings, is based on LIBOR plus a margin or a base rate, as selected by the Company. Interest on committed borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The agreements may be renewed, subject to certain conditions and they contain certain covenants which include, among others, requirements for a minimum level of tangible net worth, a minimum interest coverage ratio and a maximum ratio of debt to earnings. As of May 25, 2001 the new 364-day term facility had no borrowings against it and the effective interest rate was 4.85%. The new three-year term facility borrowings were $99.9 million with an effective interest rate of 5.35% as of May 25, 2001.

   During the quarter, the Company also entered into additional borrowing arrangements of $16.4 million, which mature in 2008 and had a weighted average interest rate of 6.18% as of May 25, 2001.

   The Company also initiated a $400.0 million global commercial paper ("CP") program that was implemented on June 20, 2001. Notes may be in the form of euro-commercial paper or U.S. commercial paper. The CP program is intended to replace the borrowings under the new aggregate $400.0 million global facilities, leaving such facilities available to backstop the CP program. The notes may be denominated in U.S. Dollars, euro and Japanese Yen with maturities ranging from 1 to 365 days. The notes may be issued at a discount or may bear fixed or floating rate interest or coupon calculated by reference to an index or formula.

Common Stock Repurchase Program

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of Class A and Class B common stock. On September 22, 1999 and September 20, 2000, the Board authorized common stock repurchases of up to an additional three million and five million shares, respectively. The total shares authorized for repurchase is now 11 million shares.

                                STEELCASE INC.

   During the first quarter of fiscal 2002, the Company repurchased 200,000 Class A common shares at a cost of $2.6 million and 107,400 Class B common shares at a cost of $1.4 million. As of May 25, 2001, total repurchases amounted to $112.2 million; 3,860,393 shares remain available for repurchase under the program and the Company has outstanding commitments to repurchase 35,800 of those remaining shares.

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

   The following sets forth reportable segment data reconciled to the condensed consolidated financial statements (in millions):

                                                          Three Months Ended
                                                       -------------------------
                                                       May 25, 2001 May 26, 2000
                                                       ------------ ------------
Revenues
  North America.......................................   $  687.4     $  769.4
  International.......................................      159.8        167.8
  Financial Services..................................       21.1         16.5
                                                         --------     --------
  Consolidated revenues...............................   $  868.3     $  953.7
                                                         ========     ========

                                                          Three Months Ended
                                                       -------------------------
                                                       May 25, 2001 May 26, 2000
                                                       ------------ ------------
Operating income
  North America.......................................   $   40.6     $   85.0
  International.......................................        1.4          8.8
  Financial Services..................................        4.1          0.7
  Eliminations (1)....................................        2.5          2.9
                                                         --------     --------
  Consolidated operating income.......................   $   48.6     $   97.4
                                                         ========     ========

                                                       May 25, 2001 Feb 23, 2001
                                                       ------------ ------------
Total assets
  North America.......................................   $1,937.3     $1,874.3
  International.......................................      699.7        695.7
  Financial Services..................................      557.7        587.0
                                                         --------     --------
  Consolidated total assets...........................   $3,194.7     $3,157.0
                                                         ========     ========

--------
(1) Represents the elimination of intercompany interest expense reported as operating expense in the Financial Services segment and as non-operating income in the North America segment.

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

Results of Operations

Three Months Ended May 25, 2001 Compared to the Three Months Ended May 26,
2000

   The following table sets forth condensed consolidated statement of income data as a percentage of revenues for the three months ended May 25, 2001 and May 26, 2000.

                                                                  Three Months
                                                                      Ended
                                                                 ---------------
                                                                 May 25, May 26,
                                                                  2001    2000
                                                                 ------- -------
   Revenues.....................................................  100.0%  100.0%
   Cost of sales................................................   67.1    65.0
                                                                  -----   -----
   Gross profit.................................................   32.9    35.0
   Operating expenses...........................................   27.3    24.8
                                                                  -----   -----
   Operating income.............................................    5.6    10.2
   Non-operating items, net.....................................   (1.2)    0.6
                                                                  -----   -----
   Income before taxes..........................................    4.4    10.8
   Provision for income taxes...................................    1.6     4.2
                                                                  -----   -----
   Net income...................................................    2.8%    6.6%
                                                                  =====   =====

--------

  Overview--Steelcase Inc.

   Revenues. Consolidated revenues of $868.3 million for Q1 2002 decreased 9.0% compared to Q1 2001 revenues of $953.7 million. The downturn in the furniture industry that began in North America during the fourth quarter of fiscal 2001 has deepened and during Q1 2002 it spread to significant European and other international markets. The general economic slowdown resulted in a significant slowing of business activity which led to declines in most of the Company's product lines. However, revenues from new products, defined as products introduced in the past five years, increased, making up 28% of the Q1 2002 revenues, compared to 25% in fiscal 2001 ("2001").

   The Company believes that revenues for the remainder of fiscal 2002 could fall by as much as 15% versus the prior year. We continue to make efforts at accelerating profit improvement projects across the entire business to help alleviate some of the margin deterioration we have seen in recent months.

   Gross Profit. The Company's gross profit as a percentage of revenues decreased in Q1 2002 to 32.9%, down from 35.0% in Q1 2001. The gross margin decline in Q1 2002 was primarily due to factors discussed in recent quarters, including the shift in product mix toward new products, which have lower initial margins. Additionally, the significant decline in revenues led to a decline in manufacturing overhead absorption. The overall decrease in gross margin for Q1 2002 was partially offset by lower variable compensation, as well as continued cost-reduction efforts including the elimination of over 1,700 temporary and full-time positions.

   Operating Expenses. The Company's operating expense dollars for Q1 2002 remained flat with Q1 2001 as the company remained focused on cost reduction initiatives, including recent workforce reductions, as well as lower variable compensation. The Company's operating expenses as a percentage of revenues increased to 27.3% in Q1 2002, from 24.8% in Q1 2001. This increase was primarily due to the Company's inability to leverage operating expenses because of the significant decrease in revenues. The Company is focused on reducing operating expenses for the remainder of 2002; however, with continued uncertainty regarding growth throughout the office furniture industry, significant improvement as a percentage of revenues is not anticipated.

   Operating Income. For the reasons set forth above, operating income decreased to $48.6 million in Q1 2002, compared to $97.4 million in Q1 2001. The Company's operating income as a percentage of revenues decreased in Q1 2002 to 5.6%, from 10.2% in Q1 2001. The Company expects operating income to be impacted by a sustained decrease in revenues throughout the remainder of the fiscal year.

Interest expense; Other income (expense), net; and Income taxes

                                                                  Three Months
                                                                      Ended
                                                                 ---------------
                                                                 May 25, May 26,
                                                                  2001    2000
                                                                 ------- -------
   Interest expense.............................................  $ 5.6   $ 4.6
                                                                  =====   =====
   Other income (expense), net:
     Interest income............................................  $ 4.2   $ 2.3
     Gain (loss) on dealer transitions..........................   (8.6)    --
     Gain on disposal of property and equipment.................    --      8.8
     Miscellaneous, net.........................................   (0.1)   (0.4)
                                                                  -----   -----
                                                                  $(4.5)  $10.7
                                                                  =====   =====
   Effective income tax rate....................................   37.0%   39.0%

   Interest expense for Q1 2002 increased to $5.6 million, from $4.6 million in Q1 2001. The increase was a result of increased borrowings related to significant year-end payouts, including contributions to the employee trust fund and year-end bonus payouts.

   Other income (expense), net, for Q1 2002 decreased to $(4.5) million, from $10.7 million in Q1 2001. Both Q1 2002 and Q1 2001 were impacted by non-recurring items. The non-recurring item in Q1 2002 was a $4.4 million after-tax charge for reserves related to dealer transition financing. The non-recurring item in Q1 2001 related to a $5.6 million after-tax gain on the sale of a non-operating facility.

   Income tax expense as a percentage of income before taxes ("the effective tax rate") approximated 37.0% in Q1 2002 and 39.0% in Q1 2001. The effective tax rate has decreased due to the implementation of international tax planning strategies in Europe, Japan and the United States.

   Net Income. For the reasons set forth above, the Company reported an earnings decrease of 61.8% for Q1 2002. Net income in Q1 2002 of $23.9 million, ($0.16 basic and diluted earnings per share) included the aforementioned $4.4 million ($0.03 per share) after-tax charge for reserves related to dealer transition financing. Net income in Q1 2001 of $62.6 million ($0.41 basic and diluted earnings per share) included a $5.6 million ($0.04 per share) after-tax gain on the sale of a non-operating facility. Excluding non-recurring charges in both years, net income decreased 50.4% in Q1 2002 compared to Q1 2001. The Company expects earnings for the full year to be impacted by the decrease in revenues and, as such, anticipates earnings in the range of $0.65 - $0.75 per share for 2002.

Segment Disclosure

   The Company operates on a worldwide basis within three reportable segments: two geographic furniture segments and a Financial Services segment. The North America furniture segment includes the U.S., Canada, the Steelcase Design Partnership and the Company's IDEO and Attwood subsidiaries. The International furniture segment includes the rest of the world, with the majority of operations in Europe.

North America

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenues for the Company's North America segment for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                         Three Months Ended
                                                         ---------------------
                                                          May 25,     May 26,
                                                           2001        2000
                                                         ---------   ---------
   Revenues............................................. $   687.4   $   769.4
   Gross profit percentage..............................      31.2%       34.1%
   Operating expense percentage.........................      25.3%       23.1%
   Operating income..................................... $    40.6   $    85.0
   Operating income percentage..........................       5.9%       11.0%

   Revenues. North America revenues in Q1 2002 decreased by 10.7% compared to Q1 2001 revenues. This decrease is primarily the result of the reduced volume of large facilities projects, which has been driven by industry-wide reductions in facilities spending due to the general economic downturn in North America over the past several months. This decline has been felt across most product lines, as well as within the Steelcase Design Partnership ("SDP"), whose revenues decreased by 10.3% compared to the same period in the prior year. New products, however, continued to gain traction in Q1 2002, within the segment, and now comprise nearly 26% of total North America revenues compared to 18% for Q1 2001. Despite new product growth during Q1 2002, the Company estimates segment revenues could decrease up to 15% for fiscal 2002 as compared to the prior year.

   Gross Profit. North America gross profit as a percentage of revenues decreased in Q1 2002 to 31.2%, from 34.1% in Q1 2001, a decline of 2.9 percentage points. The gross margin decline in Q1 2002 was primarily due to factors discussed in recent quarters, including the shift in product mix toward newer products, which have lower initial margins. Additionally, the significant decline in revenues led to a decline in manufacturing overhead absorption. The overall decrease in gross margin for Q1 2002 was partially offset by lower variable compensation, as well as continued cost-reduction efforts including the elimination of over 1,700 temporary and full-time positions within the business unit.

   Operating Expenses. North America operating expenses as a percentage of revenues increased in Q1 2002 to 25.3%, from 23.1% in Q1 2001, an increase of
2.2 percentage points. Operating expenses in dollars actually decreased slightly; however, this was not proportionate to the decrease in revenues. The overall decrease in operating expenses was the result of lower variable compensation and the elimination of over 400 temporary and full-time positions during Q1 2002. The Company is focused on reducing operating expenses for the remainder of 2002; however, with continued uncertainty regarding growth throughout the office furniture industry, significant improvement as a percentage of revenues is not anticipated.

   Operating Income. For the reasons set forth above, North America operating income decreased to $40.6 million in Q1 2002, down from $85.0 million in Q1 2001, a decrease of 52.2%. The segment's operating income as a percentage of revenues decreased in Q1 2002 to 5.9%, from 11.0% in Q1 2001, a decrease of
5.1 percentage points.

International

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenues for the Company's International segment for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                         Three Months Ended
                                                         ---------------------
                                                          May 25,     May 26,
                                                           2001        2000
                                                         ---------   ---------
   Revenues............................................. $   159.8   $   167.8
   Gross profit percentage..............................      31.4%       32.7%
   Operating expense percentage.........................      30.5%       27.5%
   Operating income..................................... $     1.4   $     8.8
   Operating income percentage..........................       0.9%        5.2%

   Revenues. International revenues in Q1 2002 decreased by 4.8% compared to Q1 2001 revenues; however, in local currency Q1 2002 revenues increased 1.7% compared to Q1 2001. The revenue growth is a result of the delay in major European markets experiencing some degree of economic slowdown. However, the economic slowdown seems to have moved to major European markets during the quarter and we anticipate revenues to soften as we progress through the fiscal year. Although new products continued to perform well, making up more than half of International revenues for Q1 2002, the Company estimates International revenues could decrease up to 15% for fiscal 2002 as compared to the prior year, assuming constant currency levels.

   Gross Profit. International gross profit as a percentage of revenues decreased in Q1 2002 to 31.4%, from 32.7% in Q1 2001, a decline of 1.3 percentage points. The decrease was attributable to lower volume in Germany and the UK which impacted the ability to absorb fixed overhead costs in these units. Additionally, unfavorable product mix also dampened gross margins in France.

   Operating Expenses. International operating expenses as a percentage of revenues increased in Q1 2002 to 30.5%, from 27.5% in Q1 2001, an increase of
3.0 percentage points. This increase is primarily due to higher infrastructure and operational spending which was based on higher anticipated levels of revenue. In light of the extension of the economic downturn into major European markets, the International business segment has begun to focus on reducing operating expenses for the remainder of 2002.

   Operating Income. For the reasons set forth above, International operating income decreased to $1.4 million in Q1 2002, down from $8.8 million in Q1 2001, a decrease of 84.1%. The segment's operating income as a percentage of revenues decreased in Q1 2002 to 0.9%, from 5.2% in Q1 2001, a decrease of 4.3 percentage points.

Financial Services

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenues for the Company's Financial Services segment for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                         Three Months Ended
                                                         ---------------------
                                                          May 25,     May 26,
                                                           2001        2000
                                                         ---------   ---------
   Revenues.............................................  $    21.1   $    16.5
   Net financing margin percentage......................       27.5%       16.4%
   General and administrative expense percentage........        8.1%       12.2%
   Operating income.....................................  $     4.1   $     0.7
   Operating income percentage..........................       19.4%        4.2%
   Return on equity percentage..........................       12.3%        2.4%

   Revenues. Financial Services revenues in Q1 2002 increased by 27.9% compared to Q1 2001 revenues, primarily as a result of increased lease finance revenues. The long-term contractual nature of the Financial Services segment makes it less volatile and less subject to short-term fluctuations in the economy.

   Net Financing Margin. Financial Services operating expenses are split into two separate components--financing expenses and general and administrative expenses. Finance revenues less financing expenses equals net financing margin; net financing margin less general and administrative expenses equals operating income. Net financing margin increased in Q1 2002 to 27.5%, from 16.4% in Q1 2001, an increase of 11.1 percentage points. Margin improvement was primarily due to increased lease finance revenues, and lower interest costs, which increased the margin spreads associated with the lease portfolio.

   General and Administrative Expenses. General and administrative expenses as a percentage of revenues decreased in Q1 2002 to 8.1%, from 12.2% in Q1 2001, a decrease of 4.1 percentage points. General and administrative expense dollars decreased slightly, while financing revenue increased, resulting in improved operating leverage of the segment.

   Operating Income. For the reasons set forth above, Financial Services operating income increased more than five-fold, to $4.1 million in Q1 2002, from $0.7 million in Q1 2001. The segment's operating income as a percentage of revenues increased in Q1 2002 to 19.4%, from 4.2% in Q1 2001, an increase of 15.2 percentage points.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at May 25, 2001 included cash, cash equivalents and short-term investments of $135.8 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable liquidity and capital needs of the Company.

   During 2001, the Company received ratings of its long-term debt from both Moody's (A3) and Standard & Poor's (A-). In April 2001, the Company established a $400.0 million global credit facility that replaces the North American and European credit facilities that were previously utilized. The Company intends to use the global credit facility as a backstop for the commercial paper program that was implemented June 20, 2001.

   Total debt at May 25, 2001 aggregated $654.0 million, which was approximately 29% of total capitalization of the Company. Approximately 92% of total debt relates to the Financial Services business segment. The Company also holds $585.3 million of interest bearing assets, of which $551.0 is held through its Financial Services business segment.

Cash provided by operating activities

   The following table sets forth condensed consolidated statement of cash flow data for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                                Three Months
                                                                    Ended
                                                               ----------------
                                                               May 25,  May 26,
                                                                2001     2000
                                                               -------  -------
   Net income................................................. $ 23.9   $ 62.6
   Depreciation and amortization..............................   41.9     37.5
   Changes in operating assets and liabilities................  (51.6)   (70.2)
   Other, net.................................................    5.2      0.1
                                                               ------   ------
   Net cash provided by operating activities.................. $ 19.4   $ 30.0
                                                               ======   ======

   Cash provided by operating activities totaled $19.4 million in Q1 2002, compared to $30.0 million in Q1 2001. The cash provided by operations resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of changes in operating working capital. The decrease in Q1 2002 is attributable primarily to the Company's lower net income.

Cash used in investing activities

   The following table sets forth condensed consolidated statement of cash flow data for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                               Three Months
                                                                   Ended
                                                              ----------------
                                                              May 25,  May 26,
                                                               2001     2000
                                                              -------  -------
   Capital expenditures...................................... $(30.2)  $(60.2)
   Proceeds from the disposal of assets......................    --      47.9
   Net decrease (increase) in notes receivable and leased
    assets...................................................   22.0    (53.4)
   Other, net................................................  (26.2)   (19.1)
                                                              ------   ------
   Net cash used in investing activities..................... $(34.4)  $(84.8)
                                                              ======   ======

   Cash used in investing activities totaled $34.4 million in Q1 2002 and $84.8 million in Q1 2001. The decrease is primarily due to lower capital expenditures and the net decrease in notes receivable and leased assets. This effect was partially offset by the fact that Q1 2001 contained $47.9 million in proceeds from the disposal of assets.

   The Company's capital expenditures were $30.2 million in Q1 2002 compared to $60.2 million in Q1 2001, reflecting the Company's effort to focus on tightly controlling capital spending, and shifting dollars to investments that can drive short-term paybacks. The Company will continue to control capital expenditures throughout 2002, expecting the total for the year to be under $150 million. The Company expects to fund these capital expenditures primarily through cash generated from operations.

   The Company continues to invest in its leasing portfolio, which includes both direct financing and operating leases of office furniture products. The Company's net investment in leased assets increased to $450.1 as of May 25, 2001, compared to $440.6 million as of February 23, 2001. The Company expects to fund future investments in leased assets primarily through its lease receivables transfer facility.

Cash provided by financing activities

   The following table sets forth condensed consolidated statement of cash flow data for the three months ended May 25, 2001 and May 26, 2000 (in millions).

                                                                 Three Months
                                                                    Ended
                                                                ---------------
                                                                May 25  May 26,
                                                                 2001    2000
                                                                ------  -------
   Short-term and long-term debt, net.......................... $110.2  $ 64.4
   Common stock issuance (repurchase), net.....................   (3.9)   (7.2)
   Dividends paid..............................................  (16.2)  (16.6)
                                                                ------  ------
   Net cash provided by financing activities................... $ 90.1  $ 40.6
                                                                ======  ======

   Cash provided by financing activities totaled $90.1 million in Q1 2002 and $40.6 million in Q1 2001. The Company made significant cash payments related to the funding of the employee trust fund and the payment of year-end bonuses. These payments, along with the decrease in cash generated from operating activities, were responsible for the increase in borrowings during Q1 2002.

   The Company paid common stock dividends of $0.11 per share, or $16.2 million, and $0.11 per share, or $16.6 million, during the first three months of 2002 and 2001, respectively.

   On June 17, 1998 the Board of Directors authorized a share repurchase program for up to three million shares, which has since been expanded to 11 million shares authorized for repurchase. During the first three months of 2002, the Company repurchased 200,000 shares of Class A Common Stock for $2.6 million and 107,400 shares of Class B Common Stock for $1.4 million. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. On January 1, 2001, Greece became the twelfth member country to establish a fixed conversion rate between their existing sovereign currency and the euro. There will be a transition period from January 1, 1999 through January 1, 2002, at which time all legal tender will convert to the euro. The transition period is anticipated to resolve difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. The Company's primary exposure to the euro conversion is concentrated in Steelcase S.A. Steelcase S.A. has created an internal Euro Committee, a pan-European multifunctional team whose goal is to determine the impact of this currency change on products, markets and information systems. Based on the Euro Committee's work to date, the Company does not expect the euro conversion to have a material impact on Steelcase S.A.'s financial position, or on the Company as a whole.

Forward Looking Statements

   From time to time, in written reports and oral statements, the company discusses its expectations regarding future performance. For example, certain portions of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations section contain various "forward-looking statements", including those relating to anticipated revenues, earnings, liquidity and capital resource needs and expenditures for the current fiscal year, as well as anticipated impacts of various recently issued accounting standards. Such statements involve certain risks and uncertainties that could cause actual results to vary. The company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; changes in domestic and international government laws and regulations; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations (including the euro); changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company's manufacturing processes; possible acquisitions or divestitures by the company; the company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of work force reductions (including elimination of temporary workers, hourly layoffs and salaried workforce reduction; the company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; the sufficiency of the reserve established with regard to material and installations costs associated with Pathways product line improvements; changes in future business strategies and decisions; and other risks detailed in the company's Form 10-K for the year ended February 23, 2001and other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities became effective for the Company beginning in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 did not have a material effect on the Company's financial results; the related disclosure is included in the Notes to the Condensed Consolidated Financial Statements elsewhere in this document.

   On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on the Company's financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. Management intends to adopt the provisions of SFAS No. 142 during the Company's fiscal year 2003. The impact of this pronouncement on the Company's financial results is currently being evaluated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the first quarter of fiscal 2002, no material change in foreign exchange risks occurred.

Interest Rate Risks

   During the first quarter of fiscal 2002, no material change in interest rate risks occurred.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

  1. EXHIBITS

     See Exhibit Index

  2. REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended May 25, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                                    /s/ James P. Keane
                                          By: _________________________________
                                                      James P. Keane
                                              Senior Vice President--Finance
                                                and Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: July 9, 2001

                                 EXHIBIT INDEX

 Designation                            Description
 -----------                            -----------
     4.2     Credit Agreement dated April 5, 2001, Long Term Multicurrency
             Revolving Credit Facility


     4.3     Credit Agreement dated April 5, 2001, Short Term Multicurrency
             Revolving Credit Facility


    10.21    Steelcase Inc. Benefit Plan for Outside Directors


    10.22    First Amendment to the Steelcase Inc. Restoration Retirement Plan


    10.23    First Amendment to the Steelcase Inc. Deferred Compensation Plan


    10.24    2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan