Form 10-Q
period 2001-08-24
STEELCASE INC
filed 2001-10-09
CIK 1050825

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

                 For the quarterly period ended August 24, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of September 28, 2001, the Registrant had outstanding 33,207,507 shares of Class A Common Stock and 114,087,992 shares of Class B Common Stock.

   Exhibit index located on page 24.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 STEELCASE INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 24, 2001

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Statements of Income
   for the Three and Six Months Ended August 24, 2001 and August 25,
   2000...............................................................      3
  Condensed Consolidated Balance Sheets
   as of August 24, 2001 and August 25, 2000..........................      4
  Condensed Consolidated Statements of Cash Flows
   for the Six Months Ended August 24, 2001 and August 25, 2000.......      5
  Notes to Condensed Consolidated Financial Statements................   6-12

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................  13-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk....     21

Part II. Other Information

Item 1. Legal Proceedings.............................................     22

Item 2. Changes in Securities.........................................     22

Item 3. Defaults upon Senior Securities...............................     22

Item 4. Submission of Matters to a Vote of Security Holders...........     22

Item 5. Other Information.............................................     22

Item 6. Exhibits and Reports on Form 8-K..............................     22

Signatures............................................................     23

Exhibit Index.........................................................     24

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (in millions, except per share data)

                                          Three Months
                                             Ended         Six Months Ended
                                        -----------------  ------------------
                                         Aug.
                                          24,    Aug. 25,  Aug. 24,  Aug. 25,
                                         2001      2000      2001      2000
                                        -------  --------  --------  --------
Furniture revenue...................... $ 771.6  $1,016.4  $1,655.7  $1,993.1
Finance revenue........................    20.9      19.3      42.0      35.8
                                        -------  --------  --------  --------
  Total revenue........................   792.5   1,035.7   1,697.7   2,028.9
Cost of sales..........................   543.2     692.2   1,162.3   1,351.5
                                        -------  --------  --------  --------
Gross profit...........................   249.3     343.5     535.4     677.4
Operating expenses.....................   236.9     250.8     474.4     487.3
                                        -------  --------  --------  --------
Operating income.......................    12.4      92.7      61.0     190.1
Interest expense.......................    (4.4)     (7.0)    (10.0)    (11.6)
Other income (expense), net............     2.3       1.8      (2.2)     12.5
                                        -------  --------  --------  --------
Income before provision for income
 taxes and equity in net income (loss)
 of joint ventures and dealer
 transitions...........................    10.3      87.5      48.8     191.0
Provision for income taxes.............     3.9      33.2      18.1      73.6
                                        -------  --------  --------  --------
Income before equity in net income
 (loss) of joint ventures and dealer
 transitions...........................     6.4      54.3      30.7     117.4
Equity in net income (loss) of joint
 ventures and dealer transitions.......     0.1      (0.6)     (0.3)     (1.1)
                                        -------  --------  --------  --------
Net income............................. $   6.5  $   53.7  $   30.4  $  116.3
                                        =======  ========  ========  ========
Earnings per share (basic and
 diluted).............................. $  0.04  $   0.36  $   0.21  $   0.77
                                        =======  ========  ========  ========
Dividends per share of common stock.... $  0.11  $   0.11  $   0.22  $   0.22
                                        =======  ========  ========  ========


     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                               (Unaudited)
                                                                Aug. 24,   Feb. 23,
                            ASSETS                                2001       2001
                            ------                             ----------- --------
Current assets:
  Cash and cash equivalents...................................  $    43.5  $   25.3
  Accounts receivable, net....................................      489.1     603.2
  Notes receivable and leased assets..........................      224.0     270.4
  Inventories.................................................      155.1     184.7
  Other current assets........................................      157.1     122.1
                                                                ---------  --------
        Total current assets..................................    1,068.8   1,205.7
Property and equipment, net...................................      917.0     933.8
Notes receivable and leased assets............................      347.8     341.9
Joint ventures and dealer transitions.........................       43.9      45.2
Goodwill and other intangible assets, net.....................      391.8     405.1
Other assets..................................................      257.3     225.3
                                                                ---------  --------
Total assets..................................................  $ 3,026.6  $3,157.0
                                                                =========  ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................  $   198.5  $  254.1
  Short-term borrowings and current portion of long-term
   debt.......................................................      303.1     209.7
  Accrued expenses:
    Employee compensation.....................................      112.4     119.6
    Employee benefit plan obligations.........................       59.9      84.8
    Other.....................................................      225.9     217.7
                                                                ---------  --------
        Total current liabilities.............................      899.8     885.9
                                                                ---------  --------
Long-term liabilities:
  Long-term debt..............................................      207.4     327.5
  Employee benefit plan obligations...........................      239.9     247.7
  Other long-term liabilities.................................       60.6      59.4
                                                                ---------  --------
        Total long-term liabilities...........................      507.9     634.6
                                                                ---------  --------
        Total liabilities.....................................    1,407.7   1,520.5
                                                                ---------  --------
Shareholders' equity:
  Common stock................................................      282.0     286.2
  Accumulated other comprehensive income (loss)...............      (38.2)    (30.0)
  Retained earnings...........................................    1,375.1   1,380.3
                                                                ---------  --------
        Total shareholders' equity............................    1,618.9   1,636.5
                                                                ---------  --------
        Total liabilities and shareholders' equity............  $ 3,026.6  $3,157.0
                                                                =========  ========

     See accompanying notes to condensed consolidated financial statements.

                                 STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                               Six Months Ended
                                                               -----------------
                                                               Aug. 24, Aug. 25,
                                                                 2001     2000
                                                               -------- --------
OPERATING ACTIVITIES
  Net income..................................................  $ 30.4   $116.3
  Depreciation and amortization...............................    85.8     78.1
  Changes in current assets and liabilities...................   (11.3)  (107.3)
  Other, net..................................................    22.0      6.3
                                                                ------   ------
    Net cash provided by operating activities.................   126.9     93.4
                                                                ------   ------
INVESTING ACTIVITIES
  Capital expenditures........................................   (67.3)  (130.6)
  Proceeds from the disposal of assets........................     --      80.2
  Net decrease (increase) in notes receivable and leased
   assets.....................................................    36.8   (104.3)
  Other, net..................................................   (25.8)   (12.6)
                                                                ------   ------
    Net cash used in investing activities.....................   (56.3)  (167.3)
                                                                ------   ------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt....................   257.2     94.2
  Repayments of debt..........................................  (343.1)   (42.6)
  Short-term borrowings (repayments), net.....................    70.5     51.4
  Common stock issuance.......................................     0.2      --
  Common stock repurchase.....................................    (4.4)   (21.9)
  Dividends paid..............................................   (32.4)   (33.1)
                                                                ------   ------
    Net cash provided by (used in) financing activities.......   (52.0)    48.0
                                                                ------   ------
    Effect of exchange rate changes on cash and cash
     equivalents..............................................    (0.4)    (1.7)
                                                                ------   ------
      Net increase (decrease) in cash and cash equivalents....    18.2    (27.6)
        Cash and cash equivalents, beginning of period........    25.3     73.7
                                                                ------   ------
        Cash and cash equivalents, end of period..............  $ 43.5   $ 46.1
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

   In prior years, the results for the Company's European operations, Steelcase S.A., (formerly known as Steelcase Strafor), were reported on a two-month lag. Effective February 24, 2001, Steelcase S.A. is reported consistent with the Company's fiscal year in the accompanying financial statements. Therefore, the year-over-year comparison for the Steelcase S.A. portion of the International segment is based on different calendar months. The first six months of fiscal 2002 includes Steelcase S.A.'s income statement and statement of cash flows for the six months ended August 24, 2001 and its balance sheet as of August 24, 2001. The first six months of fiscal 2001 includes Steelcase S.A.'s income statement and statement of cash flows for the six months ended June 30, 2000 and its balance sheet as of June 30, 2000. The reporting change does not have a material effect on the Company's results of operations and financial position.

Reclassification

   The Company has reclassified certain amounts from fiscal 2001 ("2001") related to the Operating Segments footnote to conform to the fiscal 2002 ("2002") presentation.

   Effective for the periods ended August 24, 2001, per the guidance from Emerging Issues Task Force ("EITF") Issue 00-10 Accounting for Shipping and Handling Fees and Costs, the Company changed the classification of certain shipping and handling costs. This change had the effect of increasing both revenue and cost of sales by equal amounts, and therefore, does not impact gross profit, operating income or net income in terms of dollars (all calculations as a percentage of revenue are affected). Restated quarterly and annual data below reflects this reclassification.

                                STEELCASE INC.

                                  (Unaudited)


   The following table provides data restated for EITF Issue 00-10 (in millions):

                               Q1               Q2               Q3               Q4          Year to date
                         ---------------  ---------------  ---------------  ---------------  ---------------
                             $       %        $       %        $       %        $       %        $       %
                         --------- -----  --------- -----  --------- -----  --------- -----  --------- -----
Fiscal 2002
Revenue................. $   905.2 100.0% $   792.5 100.0%                                   $ 1,697.7 100.0%
Cost of sales...........     619.1  68.4%     543.2  68.5%                                     1,162.3  68.5%
Gross profit............     286.1  31.6%     249.3  31.5%                                       535.4  31.5%
Operating expense.......     237.5  26.2%     236.9  29.9%                                       474.4  27.9%
Operating income........      48.6   5.4%      12.4   1.6%                                        61.0   3.6%
Net income..............      23.9   2.6%       6.5   0.8%                                        30.4   1.8%
Fiscal 2001
Revenue................. $   993.2 100.0% $ 1,035.7 100.0% $ 1,034.4 100.0% $   985.7 100.0% $ 4,049.0 100.0%
Cost of sales...........     659.3  66.4%     692.2  66.8%     696.5  67.3%     692.3  70.2%   2,740.3  67.7%
Gross profit............     333.9  33.6%     343.5  33.2%     337.9  32.7%     293.4  29.8%   1,308.7  32.3%
Operating expense.......     236.5  23.8%     250.8  24.2%     258.7  25.0%     256.3  26.0%   1,002.3  24.7%
Operating income........      97.4   9.8%      92.7   9.0%      79.2   7.7%      37.1   3.8%     306.4   7.6%
Net income..............      62.6   6.3%      53.7   5.2%      51.7   5.0%      25.7   2.6%     193.7   4.8%
Fiscal 2000
Revenue................. $   724.7 100.0% $   872.9 100.0% $   923.8 100.0% $   953.4 100.0% $ 3,474.8 100.0%
Cost of sales...........     465.5  64.2%     584.4  66.9%     622.2  67.4%     671.8  70.5%   2,343.9  67.5%
Gross profit............     259.2  35.8%     288.5  33.1%     301.6  32.6%     281.6  29.5%   1,130.9  32.5%
Operating expense.......     174.8  24.2%     219.6  25.2%     223.2  24.1%     238.8  25.0%     856.4  24.6%
Operating income........      84.4  11.6%      68.9   7.9%      78.4   8.5%      42.8   4.5%     274.5   7.9%
Net income..............      56.7   7.8%      38.2   4.4%      45.3   4.9%      44.0   4.6%     184.2   5.3%
                              2001             2000             1999             1998             1997
                         ---------------  ---------------  ---------------  ---------------  ---------------
                             $       %        $       %        $       %        $       %        $       %
                         --------- -----  --------- -----  --------- -----  --------- -----  --------- -----
Revenue................. $ 4,049.0 100.0% $ 3,474.8 100.0% $ 2,873.3 100.0% $ 2,884.1 100.0% $ 2,516.3 100.0%
Cost of sales...........   2,740.3  67.7%   2,343.9  67.5%   1,864.9  64.9%   1,865.1  64.7%   1,647.3  65.5%
Gross profit............   1,308.7  32.3%   1,130.9  32.5%   1,008.4  35.1%   1,019.0  35.3%     869.0  34.5%
Operating expense.......   1,002.3  24.7%     856.4  24.6%     682.5  23.8%     691.3  23.9%     718.2  28.5%
Operating income........     306.4   7.6%     274.5   7.9%     325.9  11.3%     327.7  11.4%     150.8   6.0%
Net income..............     193.7   4.8%     184.2   5.3%     221.4   7.7%     217.0   7.5%      27.7   1.1%

Retained Earnings Roll-forward

   The following table reconciles the roll-forward of retained earnings (in millions):

  Retained earnings as of February 23, 2001........................... $1,380.3
  Dividends paid......................................................    (32.4)
  Net income..........................................................     30.4
  Steelcase S.A. net income (loss)....................................     (3.2)
                                                                       --------
  Retained earnings as of August 24, 2001............................. $1,375.1
                                                                       ========

   Steelcase S.A. net loss for the two-month period ("stub period") ended February 23, 2001 was $3.2 million. Steelcase S.A. revenue generated for the stub period was $102.0 million.

                                STEELCASE INC.

                                  (Unaudited)


New Accounting Standards

   Effective February 24, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Shareholders' Equity, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the 2002 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, as amended, while the 2001 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

   Steelcase Inc. uses derivative financial instruments to principally manage two types of risk. First, the risk that interest rate changes will affect either the fair value of its debt obligations or the amount of its future interest payments. Second, the Company uses foreign exchange contracts to hedge the risk that unremitted or future cash flows owed to the Company for the sale or anticipated sale of products abroad and other cash inflows; and the risk that future payments by the Company for the purchase or anticipated purchase of products abroad and other cash outflows may be adversely affected by changes in the foreign currency rates.

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

   The adoption of SFAS No. 133, as amended, resulted in the Company recording transition adjustments as of February 24, 2001 to its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $0.1 million and an after-tax decrease to OCI of approximately $5.1 million. Due to immateriality, the transition adjustments and subsequent changes in fair values of the derivatives for the first quarter ended May 25, 2001 were recorded as a net adjustment for the quarter and the initial impact on income was not reported as a cumulative effect adjustment. The impact for the six months ended August 24, 2001 resulting from subsequent changes in fair value of the derivatives was a $2.5 million reduction to OCI, net of tax. The total adjustment resulted in an after-tax reduction to net income of $0.5 million and a net decrease to OCI of $7.6 million. The decrease in OCI is primarily related to net losses on interest rate swap cash flow hedges.

                                STEELCASE INC.

                                  (Unaudited)


Earnings Per Share

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share ("EPS") (in millions):

                                             Three Months       Six Months
                                                 Ended             Ended
                                           ----------------- -----------------
                                           Aug. 24, Aug. 25, Aug. 24, Aug. 25,
                                             2001     2000     2001     2000
                                           -------- -------- -------- --------
   Numerator:
    Net income numerator for both basic
     and diluted EPS......................  $  6.5   $ 53.7   $ 30.4   $116.3
                                            ======   ======   ======   ======
   Denominators:
    Denominator for basic EPS-weighted
     average common shares outstanding....   147.3    150.1    147.4    150.5
    Potentially dilutive shares resulting
     from stock options...................     0.3      0.5      0.2      0.3
                                            ------   ------   ------   ------
    Denominator for diluted EPS...........   147.6    150.6    147.6    150.8
                                            ======   ======   ======   ======

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Company's Stock Incentive Plans. Due to their anti-dilutive effect, the Company has not included the effects of
3.9 million and 2.7 million options in its calculation of diluted earnings per share for the periods ended August 24, 2001 and August 25, 2000, respectively.

Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by shareholders and distributions to shareholders. Comprehensive income and its components consist of the following (in millions):

                                             Three Months       Six Months
                                                 Ended             Ended
                                           ----------------- -----------------
                                           Aug. 24, Aug. 25, Aug. 24, Aug. 25,
                                             2001     2000     2001     2000
                                           -------- -------- -------- --------
   Net income.............................  $ 6.5    $53.7    $30.4    $116.3
   Other comprehensive income:
     Minimum pension liabilities, net of
      tax.................................    --      (0.3)     --       (0.3)
     Foreign currency translation loss....   (4.3)    (3.4)    (0.6)    (14.3)
     Unrealized loss on investments.......    --       --       --       (0.4)
     Unrealized loss on derivative
      instruments, net of tax.............   (1.1)     --      (7.6)      --
                                            -----    -----    -----    ------
       Comprehensive income...............  $ 1.1    $50.0    $22.2    $101.3
                                            =====    =====    =====    ======

                                STEELCASE INC.

                                  (Unaudited)


Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method. Inventories determined by the LIFO method aggregated $106.7 million and $127.2 million at August 24, 2001 and February 23, 2001, respectively.

   Inventories consist of (in millions):

                                                                          Feb.
                                                                Aug. 24,  23,
                                                                  2001    2001
                                                                -------- ------
   Finished goods..............................................  $ 72.5  $ 84.0
   Work in process.............................................    35.7    42.1
   Raw materials...............................................    89.6   102.3
                                                                 ------  ------
                                                                  197.8   228.4
   LIFO reserve................................................   (42.7)  (43.7)
                                                                 ------  ------
                                                                 $155.1  $184.7
                                                                 ======  ======

Short-Term Borrowings and Long-Term Debt

   During the first quarter of fiscal 2002, the Company established commitments for two unsecured multi-currency revolving credit facilities with various financial institutions under which it may borrow up to a U.S. dollar equivalent of $200.0 million under each facility for a total U.S. dollar equivalent of up to $400.0 million. One facility has a 364-day term and the other facility has a three-year term. These facilities replaced both the $200.0 million 364-day unsecured committed revolving credit facility entered into in April 1999 and the EUR 200.0 million unsecured committed multi-currency revolving credit facility entered into in August 1999. Borrowings under the new facilities mature at various dates throughout the year depending upon the borrowing terms, which range from one day to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings with a term of one month or greater, which is due no later than the maturity of such borrowings, is based on LIBOR plus a margin or a base rate, as selected by the Company. Interest on committed borrowings with a term of less than one month is based on prime rate plus a margin or a base rate. The agreements may be renewed, subject to certain conditions and they contain certain covenants which include, among others, requirements for a minimum level of tangible net worth, a minimum interest coverage ratio and a maximum ratio of debt to earnings. As of August 24, 2001, these facilities had no borrowings against them.

   The Company also implemented a $400.0 million global commercial paper ("CP") program on June 20, 2001. The CP program replaced the borrowings under the new aggregate $400.0 million global facilities, leaving such facilities available to backstop the CP program. The notes may be denominated in U.S. Dollars, euro and/or Japanese Yen, subject to compliance with any applicable legal and regulatory requirements, with maturities ranging from 1 to 365 days. The notes may be issued at a discount or may bear fixed or floating rate interest or coupon calculated by reference to an index or formula. As of August 24, 2001, the Company had issued $184.9 million of euro commercial paper with an effective interest rate of 4.63%. All of the outstanding notes bear a fixed interest rate based on LIBOR.

   During the first quarter, the Company also entered into additional borrowing arrangements of $16.4 million, which mature in 2008 and had a weighted average interest rate of 6.18% as of August 24, 2001.

                                STEELCASE INC.

                                  (Unaudited)


Common Stock Repurchase Program

   On June 17, 1998, the Company's Board of Directors ("Board") approved a common stock repurchase program authorizing the repurchase of up to three million shares of Class A and Class B common stock. On September 22, 1999 and September 20, 2000, the Board authorized common stock repurchases of up to an additional three million and five million shares, respectively. The total share repurchase authorization is 11 million shares.

   During the second quarter of 2002, the Company repurchased 35,800 Class B common shares at a cost of $0.4 million. Year to date in 2002, the Company repurchased 200,000 shares of Class A Common Stock for $2.6 million and 143,200 shares of Class B Common Stock for $1.8 million. As of August 24, 2001, total repurchases since the inception of the program amounted to $112.6 million; 3,824,593 shares remain available for repurchase under the program and the Company has no outstanding share repurchase commitments.

Operating Segments

   The Company is actively pursuing a user-centered product and services strategy, which seeks to integrate the three key components of the office environment--architecture, furniture and technology. The Company's principle revenue is currently derived from the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods and interior architectural products. The Company also provides services and is engaged in non-furniture businesses, which include marine accessories, design services, financial services and consulting services. The Company operates on a worldwide basis and has three reportable segments: two geographic manufacturing and sales segments, North America and International and a Financial Services segment. The Company evaluates performance and allocates resources based on operating income.

   The following sets forth reportable segment data reconciled to the condensed consolidated financial statements (in millions):

                                       Three Months Ended    Six Months Ended
                                       --------------------- ------------------
                                       Aug. 24,   Aug. 25,   Aug. 24,  Aug. 25,
                                         2001       2000       2001      2000
                                       ---------  ---------- --------  --------
   Revenue
    North America.....................  $  620.7  $    822.3 $1,336.8  $1,625.4
    International.....................     150.9       194.1    318.9     367.7
    Financial Services................      20.9        19.3     42.0      35.8
                                        --------  ---------- --------  --------
    Consolidated revenue..............  $  792.5  $  1,035.7 $1,697.7  $2,028.9
                                        ========  ========== ========  ========
   Operating income
    North America.....................  $   13.8  $     73.8 $   54.4  $  158.8
    International.....................      (5.6)       13.6     (4.2)     22.4
    Financial Services................       2.5         1.9      6.6       2.6
    Eliminations (1)..................       1.7         3.4      4.2       6.3
                                        --------  ---------- --------  --------
    Consolidated operating income.....  $   12.4  $     92.7 $   61.0  $  190.1
                                        ========  ========== ========  ========

                                STEELCASE INC.

                                  (Unaudited)

                                                              Aug. 24, Feb. 23,
                                                                2001     2001
                                                              -------- --------
   Total assets
    North America............................................ $2,015.5 $1,874.3
    International............................................    465.1    695.7
    Financial Services.......................................    546.0    587.0
                                                              -------- --------
    Consolidated total assets................................ $3,026.6 $3,157.0
                                                              ======== ========

--------
(1) Represents the elimination of intercompany interest expense reported as operating expense in the Financial Services segment and as non-operating income in the North America segment.

Merger Agreement to Acquire PolyVision Corporation

   On August 27, 2001, the Company announced it had signed a merger agreement to acquire PolyVision Corporation for $2.25 in cash per share of common stock. The total purchase price of approximately $176 million, includes all of the common stock and preferred stock of PolyVision Corporation and the assumption of approximately $103 million of PolyVision debt. The proposed transaction is subject to the approval of the shareholders of PolyVision Corporation and is expected to be completed in the fourth quarter of calendar year 2001. For more information regarding the acquisition of PolyVision Corporation, please refer to the Company's Current Report on Form 8-K filed August 28, 2001.

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

Results of Operations:

Three and Six Months Ended August 24, 2001 Compared to the Three and Six Months Ended August 25, 2000

   The following table sets forth condensed consolidated statement of income data as a percentage of revenue for the three and six months ended August 24, 2001 and August 25, 2000.

                                      Three Months Ended        Six Months Ended
                                      ----------------------    -----------------
                                      Aug. 24,     Aug. 25,     Aug. 24, Aug. 25,
                                        2001         2000         2001     2000
                                      ---------    ---------    -------- --------
  Revenue............................      100.0%       100.0%   100.0%   100.0%
  Cost of sales......................       68.5         66.8     68.5     66.6
                                       ---------    ---------    -----    -----
  Gross profit.......................       31.5         33.2     31.5     33.4
  Operating expenses.................       29.9         24.2     27.9     24.0
                                       ---------    ---------    -----    -----
  Operating income...................        1.6          9.0      3.6      9.4
  Non-operating items, net...........       (0.3)        (0.5)    (0.7)     --
                                       ---------    ---------    -----    -----
  Income before taxes................        1.3          8.5      2.9      9.4
  Provision for income taxes.........        0.5          3.2      1.1      3.6
  Equity in net income (loss) of
   joint ventures and dealer
   transitions.......................        --          (0.1)     --      (0.1)
                                       ---------    ---------    -----    -----
  Net income.........................        0.8%         5.2%     1.8%     5.7%
                                       =========    =========    =====    =====

Overview--Steelcase Inc.

   Revenue. Consolidated revenue of $792.5 for the second quarter of fiscal 2002 ("Q2 2002") and $1,697.7 million for the first six months of fiscal 2002 ("2002") decreased 23.5% and 16.3%, respectively, compared to the second quarter of fiscal 2001 ("Q2 2001") and the first half of fiscal 2001 ("2001"). The downturn in the furniture industry that began in North America during the fourth quarter of fiscal 2001 has progressively deepened in each of the following quarters. The industry downturn began affecting European and other international markets in Q1 2002, with further deterioration experienced through Q2 2002. Overall, the significant and sustained general economic slowdown has reduced capital spending, resulting in revenue declines for most of the Company's product lines.

   During Q2 2002 and continuing into Q3 2002, incoming order rates have been less than revenue. This decline in orders reflects both delayed and cancelled customer orders, which the Company believes is attributable to the weakness in the overall economy, which has resulted in a reduced white collar workforce and significantly reduced capital expenditures by both large and small companies. These trends have been industry wide, as reflected in the most recent report from the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), which stated that the declines in North American furniture shipments over the past three quarters are the worst in the last 30 years.

   Accordingly, the Company anticipates that weakness in furniture demand will continue until overall business conditions improve and capital expenditures rebound. As a result, the Company believes that revenue for the remainder of fiscal year 2002 will remain weak, and could fall by as much as 25% for the full year versus the prior year. This estimated decrease in revenues was based on conditions prior to the terrorist attacks occurring within the United States on September 11, 2001. The Company anticipates that the events of that day will likely result in continued deterioration of the overall economy and further decreases in revenue for the Company.

   The decline in revenue is the primary reason for the comparable decline in consolidated operating income. Consolidated operating income decreased to $12.4 million in Q2 2002 and $61.0 million for the first half of 2002, compared to $92.7 million in Q2 2001 and $190.1 million for the first half of 2001. Excluding an $11.0 million non-recurring charge related to workforce reductions, operating income was $23.4 million in Q2 2002 and $72.0 million for the first half of 2002. The Company's operating income as a percentage of revenue ("operating margin") was 1.6% for Q2 2002, a 7.4 percentage point decrease from 9.0% in Q2 2001. Operating margin for the first six months of 2002 was 3.6%; a 5.8 percentage point decrease compared to 9.4% for the first half of 2001. Excluding non-recurring items, the Company's operating margin was 3.0% for Q2 2002, a 6.0 percentage point decrease from Q2 2001 and 4.2% for the first six months of 2002, a 5.2 percentage point decrease from the first half of 2001. The operating margin declines were primarily due to the continued decline in revenue, which led to lower manufacturing overhead and operating expense absorption. The decreases in operating margin for Q2 2002 and the first half of 2002 were partially offset by lower variable compensation, as well as continued cost-reduction efforts, including the elimination of over 3,500 temporary and full-time positions since the beginning of calendar year 2001. The Company continues to accelerate profit improvement projects across the entire business in an effort to alleviate some of the margin deterioration experienced in recent months.

   The Company expects operating income and margin to be impacted by a sustained decrease in revenue throughout the remainder of the fiscal year. The Company anticipates taking non-recurring, pre-tax charges of at least $7.5 million in the third quarter of 2002 related to voluntary early retirement packages and other restructuring activities.

Interest expense; Other income (expense), net; and Income taxes

                                      Three Months Ended       Six Months Ended
                                      ------------------       -----------------
                                      Aug. 24,    Aug. 25,     Aug. 24, Aug. 25,
                                        2001        2000         2001     2000
                                      ---------   ---------    -------- --------
  Interest expense...................   $    4.4   $     7.0    $10.0    $11.6
                                        ========   =========    =====    =====
  Other income (expense), net:
    Interest income..................   $    1.6   $     2.6    $ 5.8    $ 4.9
    Gain (loss) on dealer
     transitions.....................        --         (3.2)    (8.6)    (3.2)
    Gain on disposal of property and
     equipment.......................        --         (0.2)     --       8.6
    Miscellaneous, net...............        0.7         2.6      0.6      2.2
                                        --------   ---------    -----    -----
                                        $    2.3   $     1.8    $(2.2)   $12.5
                                        ========   =========    =====    =====
  Effective income tax rate..........       37.0%       38.0%    37.0%    38.5%

   Interest expense for Q2 2002 decreased to $4.4 million from $7.0 million in Q2 2001. Interest expense for the first six months of 2002 decreased to $10.0 million from $11.6 million in the first half of 2001. The decrease was a result of improved cashflow due to lower capital expenditures and reduced share repurchases during the second quarter and the first half of 2002.

   Other income (expense), net, for Q2 2002 increased to $2.3 million, from $1.8 million in Q1 2001. Other income (expense), net, decreased from $12.5 million in the first six months of 2001 to $(2.2) million in the first six months of 2002. Both 2002 and 2001 were impacted by non-recurring items. The non-recurring item in Q1 2002 was a $4.4 million after-tax charge for reserves related to dealer transition financing. The non-recurring item in Q1 2001 related to a $5.6 million after-tax gain on the sale of a non-operating facility.

   Income tax expense as a percentage of income before taxes ("the effective tax rate") approximated 37.0% in Q2 2002 and 38.0% in Q2 2001. The effective tax rate approximated 37.0% and 38.5% in the first six months of 2002 and 2001, respectively. The effective tax rate has decreased due to the implementation of international tax planning strategies in Europe, Japan and the United States.

   Net Income. For the reasons set forth above, the Company's earnings decreased 87.9% for Q2 2002 and 73.9% for the first half of 2002, compared to the same periods for 2001. Net income in Q2 2002 of $6.5 million, ($0.04 basic and diluted earnings per share) included a $6.9 million ($0.05 per share) after-tax charge related to workforce reductions. Excluding non-recurring charges, net income decreased 75.0% in Q2 2002 compared to Q2 2001.

   Net income of $30.4 million, ($0.21 basic and diluted earnings per share) in the first half of 2002 included a $4.4 million ($0.03 per share) Q1 2002 after-tax charge for reserves related to dealer transition financing, in addition to the Q2 2002 $6.9 million ($0.05 per share) after-tax charge related to workforce reductions. Net income in the first half of 2001 of $116.3 million ($0.77 basic and diluted earnings per share) included a $5.6 million ($0.04 per share) after-tax gain on the sale of a non-operating facility. Excluding all non-recurring charges in both years, net income decreased 62.3% in the first half of 2002 compared to the same period during 2001. The Company expects earnings for the full year to be significantly impacted by the sustained decrease in revenue and, as such, anticipates that earnings could decline by over 80% as compared to the prior year. This estimated decrease in earnings was based on conditions prior to the terrorist attacks occurring within the United States on September 11, 2001. The Company anticipates that the events of that day will likely result in continued deterioration of the overall economy and further decreases in revenue and earnings for the Company.

Segment Disclosure

   The Company operates on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments--North America and International and a Financial Services segment. The North America segment includes the U.S., Canada, the Steelcase Design Partnership and the Company's IDEO and Attwood subsidiaries. The International segment includes the rest of the world, with the majority of the operations in Europe.

North America

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenue for the Company's North America segment for the three and six months ended August 24, 2001 and August 25, 2000 (in millions).

                                     Three Months Ended      Six Months Ended
                                     ---------------------   ------------------
                                     Aug. 24,    Aug. 25,    Aug. 24,  Aug. 25,
                                       2001        2000        2001      2000
                                     ---------   ---------   --------  --------
  Revenue...........................  $   620.7   $   822.3  $1,336.8  $1,625.4
  Gross profit percentage...........       29.3%       31.5%     29.7%     32.1%
  Operating expense percentage......       27.1%       22.5%     25.6%     22.3%
  Operating income..................  $    13.8   $    73.8  $   54.4  $  158.8
  Operating income percentage.......        2.2%        9.0%      4.1%      9.8%

   Revenue. North America revenue for Q2 2002 and the first half of 2002 decreased 24.5% and 17.8%, respectively, compared to Q2 2001 and the first half of 2001. These decreases were primarily the result of the reduced volume related to our large project jobs, which has been driven by industry-wide reductions in facilities spending due to the sustained general economic downturn in North America. The downturn has continued to intensify over the past several quarters. This decline has been felt across most product lines, as well as within the Steelcase Design Partnership ("SDP"), whose revenue decreased by 20.2% in Q2 2002 and 15.2% in the first half of 2002, compared to the same periods of the prior year. New products (defined as products introduced in the past five years) , however, continued to gain traction in 2002, within the segment, and now comprise 25% of total North America revenue compared to 19% for the first half of 2001. Despite new product growth during the first half of 2002, the Company estimates segment revenue could decrease by as much as 25% for fiscal 2002 compared to the prior year. This estimate was based on conditions prior to the terrorist attacks on September 11, 2001. The Company anticipates that the events of that day will likely result in continued deterioration of the overall economy and further decreases in revenue for the Company.

   Gross Profit. North America gross margin was 29.3% for Q2 2002, a 2.2 percentage point decrease from 31.5% in Q2 2001. Gross margin for the first six months of 2002 was 29.7%, a 2.4 percentage point decrease compared to 32.1% for the first half of 2001. The gross margin performance for Q2 2002 and the first half of 2002 were impacted by non-recurring charges totaling $2.6 million related to workforce reductions. Excluding non-recurring charges, North America gross margin was 29.7% for Q2 2002 and 29.9% for the first six months of 2002. The gross margin declines were primarily due to the continued decline in revenue, which led to a decline in manufacturing overhead absorption. Additionally, gross margin performance has been negatively impacted by start-up production issues associated with the transfer of wood production to the recently completed, new wood manufacturing facility in Grand Rapids, Michigan and, to a lesser extent, the continuation of the shift in product mix toward new products, which have lower initial margins. The overall decrease in gross margin for Q2 2002 and the first half of 2002 were partially offset by lower variable compensation, as well as continued cost-reduction efforts including the elimination of over 3,000 temporary and full-time manufacturing related positions within the business unit since the beginning of calendar year 2001.

   Operating Expenses. The North America segment's operating expense dollars for Q2 2002 decreased 9.1% compared to Q2 2001 as a result of cost reduction initiatives, including recent workforce reductions, lower variable compensation and increased scrutiny associated with all types of discretionary spending, including the elimination of over 500 temporary and full-time positions. Operating expenses for Q2 2002 and the first half of 2002 included a non-recurring charge of $8.4 million related to workforce reductions. Excluding the non-recurring charge, the Company's operating expense ratio was 25.7% for Q2 2002 and 25.0% for the first six months of 2002, although operating expense dollars decreased 13.7% for Q2 2002 as compared to Q2 2001. The Company's operating expenses as a percentage of revenue was 27.1% for Q2 2002, a 4.6 percentage point increase from 22.5% in Q2 2001, excluding the non-recurring charge the increase was 3.2 percentage points. Operating expenses as a percentage of revenue for the first six months of 2002 was 25.6%, a 3.3 percentage point increase compared to 22.3% for the first half of 2001, excluding the non-recurring charge the increase was 2.7 percentage points. The operating expense ratio increased for the quarter and year to date, primarily because revenue declines continued to outpace the reduction of operating expenses. The Company is focused on efforts to further reduce operating expenses for the remainder of 2002; however, given the economic uncertainty and the outlook for the remainder of the calendar year for the office furniture industry, operating expenses as a percentage of revenue are anticipated to be consistent with the first half of 2002.

   Operating Income. For the reasons set forth above, North America operating income decreased to $13.8 million in Q2 2002 and $54.4 million for the first half of 2002, compared to $73.8 million in Q2 2001 and $158.8 million for the first half of 2001. Excluding the non-recurring charge, operating income was $24.8 million in Q2 2002 and $65.4 million for the first half of 2002. The segment's operating margin was 2.2% for Q2 2002, a 6.8 percentage point decrease from 9.0% in Q2 2001. Operating margin for the first six months of 2002 was 4.1%; a 5.7 percentage point decrease compared to 9.8% for the first half of 2001. Excluding non-recurring items, the segment's operating margin was 4.0% for Q2 2002, a 5.0 percentage point decrease from Q2 2001 and 4.9% for the first six months of 2002, a 4.9 percentage point decrease from the first half of 2001. The Company anticipates North America operating income to reflect the sustained decrease in revenue expected for the remainder of the fiscal year. The Company also anticipates taking non-recurring, pre-tax charges of at least $7.5 million in the third quarter related to voluntary early retirement packages and other restructuring activities.

International

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenues for the Company's International segment for the three and six months ended August 24, 2001 and August 25, 2000 (in millions).

                                    Three Months Ended       Six Months Ended
                                    ----------------------   ------------------
                                    Aug. 24,     Aug. 25,    Aug. 24,  Aug. 25,
                                      2001         2000        2001      2000
                                    ---------    ---------   --------  --------
  Revenue..........................  $   150.9    $   194.1   $318.9    $367.7
  Gross profit percentage..........       30.7%        33.7%    30.3%     32.7%
  Operating expense percentage.....       34.4%        26.7%    31.6%     26.6%
  Operating income (loss)..........  $    (5.6)   $    13.6   $ (4.2)   $ 22.4
  Operating income (loss)
   percentage......................       (3.7)%        7.0%    (1.3)%     6.1%

   Revenue. International revenue for Q2 2002 and the first half of 2002 decreased 22.3% and 13.3%, respectively compared to Q2 2001 and the first half of 2001. Because of the change in the fiscal year end for the European portion of International, the prior year information is not aligned with the comparable calendar month in the prior year. Comparing revenue for Q2 2002 to the same calendar months of last year, the decrease is 17% in U.S. dollars, or 14% in local currency. The decline in order rates in the quarter approximates the decline in sales. These decreases were primarily the result of expansion of the economic slowdown to international markets during the quarter and the Company anticipates revenue will soften through the remainder of the fiscal year. Although new products continued to perform well, making up nearly half of International revenue for the first six months of 2002, the Company estimates International revenue could decrease up to 25% for fiscal 2002 compared to the prior year, assuming constant currency exchange rates.

   Gross Profit. International gross margin was 30.7% for Q2 2002, a 3.0 percentage point decrease from 33.7% in Q2 2001. Gross margin for the first six months of 2002 was 30.3%, a 2.4 percentage point decrease compared to 32.7% for the first half of 2001. These declines were primarily due to lower volume in Germany and the United Kingdom which, reduced fixed overhead absorption. Additionally, unfavorable product mix also reduced gross margins in France.

   Operating Expenses. International operating expenses as a percentage of revenue was 34.4% for Q2 2002, a 7.7 percentage point increase from 26.7% in Q2 2001. Operating expenses as a percentage of revenue for the first six months of 2002 was 31.6%, a 5.0 percentage point increase compared to 26.6% for the first half of 2001. These increases were primarily related to a $5.0 million reserve taken in Q2 2002 for credit and dealer issues, as well as reduced absorption of operating expenses because of the significant decrease in revenue. The International business segment will continue to focus on reducing operating expenses for the remainder of 2002.

   Operating Income (Loss). For the reasons set forth above, International had an operating loss of $(5.6) million for Q2 2002 and $(4.2) million for the first half of 2002, compared to operating income of $13.6 million in Q2 2001 and $22.4 million for the first half of 2001. The segment's operating margin was (3.7)% for Q2 2002, a 10.7 percentage point decrease from 7.0% in Q2 2001. Operating margin for the first six months of 2002 was (1.3)%, a 7.4 percentage point decrease compared to 6.1% for the first half of 2001. The Company anticipates International operating income to reflect the sustained decrease in revenue expected for the remainder of the fiscal year.

Financial Services

   The following table sets forth condensed consolidated statement of income data, and data as a percentage of revenue for the Company's Financial Services segment for the three and six months ended August 24, 2001 and August 25, 2000 (in millions).

                                              Three Months
                                                  Ended       Six Months Ended
                                            ----------------- -----------------
                                            Aug. 24, Aug. 25, Aug. 24, Aug. 25,
                                              2001     2000     2001     2000
                                            -------- -------- -------- --------
  Revenue..................................  $20.9    $19.3    $42.0    $35.8
  Net financing margin percentage..........   19.6%    21.2%    23.6%    19.0%
  General and administrative expense
   percentage..............................    7.6%    11.4%     7.9%    11.7%
  Operating income.........................  $ 2.5    $ 1.9    $ 6.6    $ 2.6
  Operating income percentage..............   12.0%     9.8%    15.7%     7.3%
  Return on equity percentage..............    8.8%     7.6%    10.5%     5.4%

   Revenue. Financial Services revenue for Q2 2002 and the first half of 2002 increased 8.3% and 17.3%, respectively, compared to Q2 2001 and the first half of 2001. These increases were primarily the result of increased lease finance revenue. The long-term contractual nature of the Financial Services segment makes it less subject to short-term fluctuations in the economy.

   Net Financing Margin. Financial Services operating expenses are split into two separate components--financing expenses and general and administrative expenses (these costs are classified as operating expenses in the consolidated income statement). Finance revenue less financing expenses equals net financing margin; net financing margin less general and administrative expenses equals operating income. Net financing margin was 19.6% for Q2 2002, a 1.6 percentage point decrease from 21.2% in Q2 2001. Net financing margin for the first six months of 2002 was 23.6%, a 4.6 percentage point increase compared to 19.0% for the first half of 2001. The decrease for Q2 2002 is primarily due to credit reserves associated with specific customer leases in the quarter. The increase in these expenses also partially offset the net financing margin percentage increase of the first half of 2002, which was primarily due to increased lease finance revenue, lower interest costs, which increased the margin spreads associated with the lease portfolio and gains on residual values of expiring leases.

   General and Administrative Expenses. General and administrative expenses as a percentage of revenue were 7.6% for Q2 2002, a 3.8 percentage point decrease from 11.4% in Q2 2001. General and administrative expenses as a percentage of revenue for the first six months of 2002 were 7.9%, a 3.8 percentage point decrease compared to 11.7% for the first half of 2001. General and administrative expense dollars decreased 27.2% for Q2 2002 and 21.4% for the first half of 2002, primarily due to improved operating leverage associated with increased revenue and increased cost reduction initiatives.

   Operating Income. For the reasons set forth above, Financial Services operating income increased to $2.5 million in Q2 2002 and $6.6 million for the first half of 2002, compared to $1.9 million in Q2 2001 and $2.6 million for the first half of 2001. The Financial Services segment is managed with a target of a net income return on equity of 12% or greater. The segment has achieved this level of financial performance in the first half of 2002. The segment's operating margin was 12.0% for Q2 2002, a 2.2 percentage point increase from 9.8% in Q2 2001. Operating margin for the first six months of 2002 was 15.7%, a 8.4 percentage point increase compared to 7.3% for the first half of 2001.

Liquidity and Capital Resources

   Historically, the Company's cash and capital requirements have been satisfied through cash generated from operating activities. The Company's financial position at August 24, 2001 included cash, cash equivalents and short-term investments of $74.5 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the known or foreseeable liquidity and capital needs of the Company.

   The Company intends to finance the anticipated Polyvision acquisition through a combination of cash from operations and long-term debt through a public debt offering. The purchase price is approximately $176 million.

   During 2001, the Company received ratings of its long-term debt from both Moody's (A3) and Standard & Poor's (A-). These ratings were reconfirmed at the end of Q2 2002. In April 2001, the Company established a $400.0 million global credit facility that replaces the North American and European credit facilities that were previously utilized. The Company's global credit facility is available to support the commercial paper program that was implemented June 20, 2001. The Company began issuing euro-commercial paper during Q2 2002 and at the end of the quarter had approximately $184.9 million outstanding under the commercial paper program.

   Total consolidated debt at August 24, 2001 aggregated $510.5 million. Approximately $458 million of the total debt is attributed to the Financial Services business segment, representing a six to one debt-to-equity ratio for the segment.

Cash provided by operating activities

   The following table sets forth condensed consolidated statement of cash flow data for the six months ended August 24, 2001 and August 25, 2000 (in millions).

                                                               Six Months Ended
                                                               -----------------
                                                               Aug. 24, Aug. 25,
                                                                 2001     2000
                                                               -------- --------
  Net income..................................................  $ 30.4   $116.3
  Depreciation and amortization...............................    85.8     78.1
  Changes in operating assets and liabilities.................   (11.3)  (107.3)
  Other, net..................................................    22.0      6.3
                                                                ------   ------
  Net cash provided by operating activities...................  $126.9   $ 93.4
                                                                ======   ======

   Cash provided by operating activities totaled $126.9 million for the first half of 2002, compared to $93.4 million in the first six months of 2001. The cash provided by operations resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of changes in operating working capital. The increase in the first half of 2002 is attributable primarily to the Company's net change in operating assets and liabilities which included substantial reductions in accounts receivable and inventories due to decreased sales volume; however this was partially offset by a significant decrease in net income.

Cash used in investing activities

   The following table sets forth condensed consolidated statement of cash flow data for the six months ended August 24, 2001 and August 25, 2000 (in millions).

                                                              Six Months Ended
                                                              ----------------
                                                                        Aug.
                                                              Aug. 24,   25,
                                                                2001    2000
                                                              -------- -------
  Capital expenditures.......................................  $(67.3) $(130.6)
  Proceeds from the disposal of assets.......................     --      80.2
  Net (increase) decrease in notes receivable and leased
   assets....................................................    36.8   (104.3)
  Other, net.................................................   (25.8)   (12.6)
                                                               ------  -------
  Net cash used in investing activities......................  $(56.3) $(167.3)
                                                               ======  =======

   Cash used in investing activities totaled $56.3 million in the first half of 2002 and $167.3 million in the first six months of 2001. The decrease is primarily due to lower capital expenditures and the net decrease in notes receivable and leased assets. This effect was partially offset by the fact that Q1 2001 contained $80.2 million in proceeds from the disposal of assets.

   The decline in capital expenditures reflects a focus on cancellation or deferral of substantially all capital spending not targeted to short payback cost savings or critical strategic initiatives such as product development. The Company will continue to closely manage and limit capital expenditures throughout 2002, the total for the year is expected to be under $150 million. The Company expects to fund these capital expenditures primarily through cash generated from operations.

   The Company continues to invest in its leasing portfolio, which includes both direct financing and operating leases of office furniture products. As a result of the current economic environment, lease fundings were less than lease maturations for the first six months of 2002. Additionally, the Company experienced a decrease in dealer finance loans. The Company's net investment in leased assets increased to $450.2 as of August 24, 2001, compared to $440.6 million as of February 23, 2001. The Company expects to fund future investments in leased assets primarily through its lease receivables transfer facility.

Cash provided by (used in) financing activities

   The following table sets forth condensed consolidated statement of cash flow data for the six months ended August 24, 2001 and August 25, 2000 (in millions).

                                                               Six Months Ended
                                                               -----------------
                                                               Aug. 24, Aug. 25,
                                                                 2001     2000
                                                               -------- --------
  Short-term and long-term debt, net..........................  $(15.4)  $103.0
  Common stock issuance (repurchase), net.....................    (4.2)   (21.9)
  Dividends paid..............................................   (32.4)   (33.1)
                                                                ------   ------
  Net cash provided by (used in) financing activities.........  $(52.0)  $ 48.0
                                                                ======   ======

   Cash provided by (used in) financing activities totaled $(52.1) million in the first six months of 2002 and $48.0 million in the first half of 2001. The Company made significant cash payments related to the funding of the employee retirement trust fund and the payment of year-end bonuses. These payments, along with the decrease in cash generated from operating activities, were responsible for the decrease in borrowings during the first half of 2002.

   The Company paid common stock dividends of $0.22 per share, or $32.4 million, and $0.22 per share, or $33.1 million, during the first six months of 2002 and 2001, respectively.

   On June 17, 1998, the Board of Directors authorized a share repurchase program for up to three million shares, which has since been expanded to 11 million shares authorized for repurchase. During the first half of 2002, the Company repurchased 200,000 shares of Class A Common Stock for $2.6 million and 143,200 shares of Class B Common Stock for $1.8 million. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time.

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

Forward Looking Statements

   From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. For example, certain portions of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations section contain various "forward-looking statements", including those relating to anticipated revenue, income, margins earnings, liquidity and capital resource needs and expenditures, as well as anticipated impacts of the terrorist attacks occurring within the United States on September 11, 2001 and various recently issued accounting standards. Such statements involve certain risks and uncertainties that could cause actual results to vary. The Company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales and other impacts related to the commercial and economic disruption caused by recent terrorist attacks on the United States; changes in domestic and international government laws and regulations; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the Company's manufacturing processes; possible acquisitions or divestitures by the Company; the Company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of work force reductions (including elimination of temporary workers, hourly layoffs and salaried workforce reduction); the Company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; the sufficiency of the reserve established with regard to material and installations costs associated with Pathways product line improvements; changes in future business strategies and decisions; and other risks detailed in the Company's Form 10-K for the year ended February 23, 2001and other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for the Company beginning in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 did not have a material effect on the Company's financial results; the related disclosure is included in the Notes to the Condensed Consolidated Financial Statements elsewhere in this document.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the second quarter of fiscal 2002, no material change in foreign exchange risks occurred.

Interest Rate Risks

   During the second quarter of fiscal 2002, no material change in interest rate risks occurred.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   The Company held its annual meeting of shareholders on June 25, 2001. At this meeting, shareholders voted on one proposal presented in the Company's definitive proxy statement. Represented at the meeting, either in person or by proxy, were shares entitled to cast 843,644,592 votes of a total 1,181,797,743 votes possible (71%). The results of the votes follow:

   Proposal to elect four (4) directors to serve three-year terms expiring at the 2004 annual meeting.

                                                              For      Withheld
                                                              ---      --------
   James P. Hackett...................................... 832,245,399 11,399,193
   David W. Joos......................................... 841,779,864  1,864,738
   Elizabeth Valk Long................................... 841,783,981  1,860,611
   P. Craig Welch, Jr. .................................. 841,977,637  1,666,955

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

1. EXHIBITS

   See Exhibit Index

2. REPORTS ON FORM 8-K

   A Current Report on Form 8-K was filed August 28, 2001 reporting under Item 5, Other Events, the Company's merger agreement to acquire PolyVision Corporation.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Steelcase Inc.

                                                    /s/ James P. Keane
                                          By: _________________________________
                                                      James P. Keane
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

Date: October 9, 2001

                                 EXHIBIT INDEX

 Designation                             Description
 -----------                             -----------
  4.4        Global Commercial Paper Programme--ECP Issuing and Paying Agency
             Agreement dated June 20, 2001
  4.5        Global Commercial Paper Programme--USCP Issuing and Paying Agency
             Agreement dated June 20, 2001
 10.25       Fourth Amendment to the Steelcase Inc. Incentive Compensation Plan