Form 10-K/A
period 2001-02-23
STEELCASE INC
filed 2001-11-16
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                  FORM 10-K/A

                             AMENDMENT NO. 2


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

   In 2000, overall operating expense ratios were impacted by the consolidation of Steelcase S.A., including increased intangible amortization, write-off of bad debts in the United Kingdom and costs associated with the consolidation of German operations. Excluding Steelcase S.A., and the reclassification of our Financial Services segment, 2000 operating expenses were 24.5%, which is flat compared to 1999. However, when excluding only Steelcase S.A., 2000 operating expenses were 25.1%, which represents a slight increase due to the reclassification of the Company's Financial Services segment.


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

                                   PART III


Item 11. Executive Compensation:

   The information required by Item 11 is contained in the Proxy Statement, under the captions "Directors' Compensation", "Executive Compensation: Report of the Compensation Committee", "Executive Compensation, Retirement Programs and Other Arrangements", "Compensation Committee Interlocks and Insider Participation", and "Stock Performance Graph", and is incorporated herein by reference, except for "Aggregated Option Exercises In Last Fiscal Year and Option Values at Fiscal Year End" referenced below.


Aggregated Option Exercises In Last
Fiscal Year and Option Values at Fiscal
Year End


   The table below shows information concerning the options exercised in fiscal year 2001 by each of the executive officers named in the Summary Compensation Table and the value of the options held by such officers at the end of fiscal year 2001. No stock appreciation rights are held by any of such officers.



                                              Number of Securities      Value of Unexercised
                                             Underlying Unexercised            in the
                           Shares                  Options at             Money Options at
                          Acquired              February 23, 2001         February 23, 2001
        Name and             on     Value   ------------------------- -------------------------
   Principal Position     Exercise Received Exercisable Unexercisable Exercisable Unexercisable
   ------------------     -------- -------- ----------- ------------- ----------- -------------
James P. Hackett
 President and Chief
 Executive Officer            0      $ 0      166,667      459,036      $30,917     $823,215
Robert A. Ballard
 President, Steelcase
 North America                0      $ 0       86,667      206,872      $17,667     $295,843
Robert W. Black
 President,
 International                0      $ 0       30,000       89,737      $ 6,625     $176,172
Alwyn Rougier-Chapman
 Senior Vice President--
 Finance, Chief
 Financial Officer            0      $ 0       51,333      122,272      $ 8,833     $175,947
Mark T. Greiner
 Senior Vice President--
 Research, Concepts and
 Ventures                     0      $ 0       18,667       49,496      $ 4,417     $ 83,301

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date: November 16, 2001