Form 10-Q/A
period 2001-05-25
STEELCASE INC
filed 2001-11-16
CIK 1050825

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                            Amendment No. 1 to

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

   Total debt at May 25, 2001 aggregated $654.0 million, which was approximately 29% of total capitalization of the Company. Approximately 72% of total debt relates to the Financial Services business segment. The Company also holds $585.3 million of interest bearing assets, of which $551.0 is held through its Financial Services business segment.


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

Date: November 16, 2001