Form 10-Q
period 2001-11-23
STEELCASE INC
filed 2002-01-07
CIK 1050825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended November 23, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 1-13873

                               -----------------

                                STEELCASE INC.

                 Michigan                      38-0819050
         (State of incorporation) (I.R.S. Employer Identification No.)

               901 44th Street Grand Rapids, Michigan    49508
              (Address of principal executive offices) (Zip Code)

                                (616) 247-2710
              Registrant's telephone number, including area code

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of December 28, 2001, the Registrant had outstanding 33,939,624 shares of Class A Common Stock and 113,325,849 shares of Class B Common Stock.

   Exhibit index located on page 26.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           STEELCASE INC. FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 23, 2001

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Statements of Income for the Three
       and Nine Months Ended November 23, 2001 and November 24,
       2000...........................................................      3

      Condensed Consolidated Balance Sheets as of November 23,
       2001 and February 23, 2001.....................................      4

      Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended November 23, 2001 and November 24, 2000......      5

      Notes to Condensed Consolidated Financial Statements............   6-13

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................  14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk....     23

Part II. Other Information

Item 1. Legal Proceedings.............................................     24

Item 2. Changes in Securities.........................................     24

Item 3. Defaults upon Senior Securities...............................     24

Item 4. Submission of Matters to a Vote of Security Holders...........     24

Item 5. Other Information.............................................     24

Item 6. Exhibits and Reports on Form 8-K..............................     24

Signatures............................................................     25

Exhibit Index.........................................................     26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                STEELCASE INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                     (in millions, except per share data)

                                                                       Three Months Ended  Nine Months Ended
                                                                       -----------------  ------------------
                                                                       Nov. 23, Nov. 24,  Nov. 23,  Nov. 24,
                                                                         2001     2000      2001      2000
                                                                       -------- --------  --------  --------
Furniture revenue.....................................................  $712.3  $1,013.8  $2,368.0  $3,006.9
Finance revenue.......................................................    19.1      20.6      61.1      56.4
                                                                        ------  --------  --------  --------
       Total revenue..................................................   731.4   1,034.4   2,429.1   3,063.3

Cost of sales.........................................................   509.9     696.5   1,672.2   2,048.0
                                                                        ------  --------  --------  --------
Gross profit..........................................................   221.5     337.9     756.9   1,015.3
Operating expenses....................................................   214.8     258.7     689.2     746.0
                                                                        ------  --------  --------  --------
Operating income......................................................     6.7      79.2      67.7     269.3
Interest expense......................................................    (3.9)     (5.0)    (13.9)    (16.6)
Other income, net.....................................................     4.6       2.3       2.4      14.8
                                                                        ------  --------  --------  --------
Income before provision for income taxes and equity in net income
  (loss) of joint ventures and dealer transitions.....................     7.4      76.5      56.2     267.5
Provision for income taxes............................................     2.7      26.7      20.8     100.3
                                                                        ------  --------  --------  --------
Income before equity in net income (loss) of joint ventures and dealer
  transitions.........................................................     4.7      49.8      35.4     167.2
Equity in net income (loss) of joint ventures and dealer transitions..     0.2       1.9      (0.1)      0.8
                                                                        ------  --------  --------  --------
Net income............................................................  $  4.9  $   51.7  $   35.3  $  168.0
                                                                        ======  ========  ========  ========
Earnings per share (basic and diluted)................................  $ 0.03  $   0.35  $   0.24  $   1.12
                                                                        ======  ========  ========  ========
Dividends per share of common stock...................................  $ 0.11  $   0.11  $   0.33  $   0.33
                                                                        ======  ========  ========  ========


    See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                                     (Unaudited)
                                                                      Nov. 23,   Feb. 23,
                            ASSETS                                      2001       2001
                            ------                                   ----------- --------
Current assets:
   Cash and cash equivalents........................................  $  125.3   $   25.3
   Accounts receivable, net.........................................     438.7      603.2
   Notes receivable and leased assets...............................     231.3      270.4
   Inventories......................................................     163.6      184.7
   Other current assets.............................................     111.6      122.1
                                                                      --------   --------
              Total current assets..................................   1,070.5    1,205.7
Property and equipment, net.........................................     910.1      933.8
Notes receivable and leased assets..................................     337.2      341.9
Joint ventures and dealer transitions...............................      43.1       45.2
Goodwill and other intangible assets, net...........................     545.5      405.1
Other assets........................................................     239.1      225.3
                                                                      --------   --------
              Total assets..........................................  $3,145.5   $3,157.0
                                                                      ========   ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Accounts payable.................................................  $  166.4   $  254.1
   Short-term borrowings and current portion of long-term debt......     483.9      209.7
   Accrued expenses:................................................
       Employee compensation........................................      87.3      119.6
       Employee benefit plan obligations............................      70.0       84.8
       Other........................................................     229.9      217.7
                                                                      --------   --------
              Total current liabilities.............................   1,037.5      885.9
                                                                      --------   --------
Long-term liabilities:
   Long-term debt...................................................     203.6      327.5
   Employee benefit plan obligations................................     243.4      247.7
   Other long-term liabilities......................................      63.6       59.4
                                                                      --------   --------
              Total long-term liabilities...........................     510.6      634.6
                                                                      --------   --------
              Total liabilities.....................................   1,548.1    1,520.5
                                                                      --------   --------
Shareholders' equity:
   Common stock.....................................................     282.0      286.2
   Accumulated other comprehensive income (loss)....................     (48.4)     (30.0)
   Retained earnings................................................   1,363.8    1,380.3
                                                                      --------   --------
              Total shareholders' equity............................   1,597.4    1,636.5
                                                                      --------   --------
              Total liabilities and shareholders' equity............  $3,145.5   $3,157.0
                                                                      ========   ========

    See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                                         Nine Months Ended
                                                                         ----------------
                                                                         Nov. 23, Nov. 24,
                                                                           2001     2000
                                                                         -------- --------
OPERATING ACTIVITIES
   Net income .......................................................... $  35.3  $ 168.0
   Depreciation and amortization........................................   128.5    120.5
   Changes in current assets and liabilities............................    63.6    (77.4)
   Other, net...........................................................    23.2      3.5
                                                                         -------  -------
       Net cash provided by operating activities........................   250.6    214.6
                                                                         -------  -------
INVESTING ACTIVITIES
   Capital expenditures.................................................   (91.4)  (185.1)
   Proceeds from the disposal of assets.................................    16.4     80.2
   Net decrease (increase) in notes receivable and leased assets........    39.1   (134.1)
   Acquisitions, net of cash acquired...................................  (203.9)      --
   Other, net...........................................................    (2.6)   (14.8)
                                                                         -------  -------
       Net cash used in investing activities............................  (242.4)  (253.8)
                                                                         -------  -------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt.............................   264.1    124.2
   Repayments of long-term debt.........................................  (369.9)   (76.5)
   Short-term borrowings (repayments), net..............................   252.2     47.1
   Common stock issuance................................................     0.3      0.1
   Common stock repurchase..............................................    (4.4)   (53.8)
   Dividends paid.......................................................   (48.6)   (49.6)
                                                                         -------  -------
       Net cash provided by (used in) financing activities..............    93.7     (8.5)
                                                                         -------  -------
       Effect of exchange rate changes on cash and cash equivalents.....    (1.9)     4.1
                                                                         -------  -------
          Net increase (decrease) in cash and cash equivalents..........   100.0    (43.6)
              Cash and cash equivalents, beginning of period............    25.3     73.7
                                                                         -------  -------
              Cash and cash equivalents, end of period.................. $ 125.3  $  30.1
                                                                         =======  =======

    See accompanying notes to condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Basis of Presentation

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

   In prior years, the results for the Company's European operations, Steelcase S.A., (formerly known as Steelcase Strafor), were reported on a two-month lag. Effective February 24, 2001, Steelcase S.A. is reported consistent with the Company's fiscal year in the accompanying financial statements. Therefore, the year-over-year comparison for the Steelcase S.A. portion of the International segment is based on different calendar months. The first nine months of fiscal 2002 ("year to date") includes Steelcase S.A.'s income statement and statement of cash flows for the nine months ended November 23, 2001 and its balance sheet as of November 23, 2001. The first nine months of fiscal 2001 includes Steelcase S.A.'s income statement and statement of cash flows for the nine months ended September 30, 2000 and its balance sheet as of September 30, 2000. The reporting change has no material effect on the Company's results of operations and financial position.

2. Reclassification

   The Company has reclassified certain amounts from fiscal 2001 ("2001") related to the Operating Segments footnote to conform to the fiscal 2002 ("2002") presentation.

   As of the period ended August 24, 2001, per the guidance from Emerging Issues Task Force ("EITF") Issue 00-10 Accounting for Shipping and Handling Fees and Costs, the Company changed the classification of certain shipping and handling costs. This change had the effect of increasing both revenue and cost of sales by equal amounts, and therefore, does not impact gross profit, operating income or net income in terms of dollars (all calculations as a percentage of revenue are affected). Restated quarterly and annual data below reflect this reclassification (in millions):

                       Q1             Q2              Q3             Q4        Year to date
                  ------------  --------------  --------------  ------------  --------------
                    $      %       $       %       $       %      $      %       $       %
                  ------ -----  -------- -----  -------- -----  ------ -----  -------- -----
Fiscal 2002
Revenue.......... $905.2 100.0% $  792.5 100.0% $  731.4 100.0%               $2,429.1 100.0%
Cost of sales....  619.1  68.4%    543.2  68.5%    509.9  69.7%                1,672.2  68.5%
Gross profit.....  286.1  31.6%    249.3  31.5%    221.5  30.3%                  756.9  31.2%
Operating expense  237.5  26.2%    236.9  29.9%    214.8  29.4%                  689.2  28.4%
Operating income.   48.6   5.4%     12.4   1.6%      6.7   0.9%                   67.7   2.8%
Net income.......   23.9   2.6%      6.5   0.8%      4.9   0.7%                   35.3   1.5%

Fiscal 2001
Revenue.......... $993.2 100.0% $1,035.7 100.0% $1,034.4 100.0% $985.7 100.0% $4,049.0 100.0%
Cost of sales....  659.3  66.4%    692.2  66.8%    696.5  67.3%  692.3  70.2%  2,740.3  67.7%
Gross profit.....  333.9  33.6%    343.5  33.2%    337.9  32.7%  293.4  29.8%  1,308.7  32.3%
Operating expense  236.5  23.8%    250.8  24.2%    258.7  25.0%  256.3  26.0%  1,002.3  24.7%
Operating income.   97.4   9.8%     92.7   9.0%     79.2   7.7%   37.1   3.8%    306.4   7.6%
Net income.......   62.6   6.3%     53.7   5.2%     51.7   5.0%   25.7   2.6%    193.7   4.8%

                                STEELCASE INC.

                                  (Unaudited)

                       Q1            Q2            Q3            Q4        Year to date
                  ------------  ------------  ------------  ------------  --------------
                    $      %      $      %      $      %      $      %       $       %
                  ------ -----  ------ -----  ------ -----  ------ -----  -------- -----
Fiscal 2000
Revenue.......... $724.7 100.0% $872.9 100.0% $923.8 100.0% $953.4 100.0% $3,474.8 100.0%
Cost of sales....  465.5  64.2%  584.4  66.9%  622.2  67.4%  671.8  70.5%  2,343.9  67.5%
Gross profit.....  259.2  35.8%  288.5  33.1%  301.6  32.6%  281.6  29.5%  1,130.9  32.5%
Operating expense  174.8  24.2%  219.6  25.2%  223.2  24.1%  238.8  25.0%    856.4  24.6%
Operating income.   84.4  11.6%   68.9   7.9%   78.4   8.5%   42.8   4.5%    274.5   7.9%
Net income.......   56.7   7.8%   38.2   4.4%   45.3   4.9%   44.0   4.6%    184.2   5.3%

                       2001            2000            1999            1998            1997
                  --------------  --------------  --------------  --------------  --------------
                     $       %       $       %       $       %       $       %       $       %
                  -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
Revenue.......... $4,049.0 100.0% $3,474.8 100.0% $2,873.3 100.0% $2,884.1 100.0% $2,516.3 100.0%
Cost of sales....  2,740.3  67.7%  2,343.9  67.5%  1,864.9  64.9%  1,865.1  64.7%  1,647.3  65.5%
Gross profit.....  1,308.7  32.3%  1,130.9  32.5%  1,008.4  35.1%  1,019.0  35.3%    869.0  34.5%
Operating expense  1,002.3  24.7%    856.4  24.6%    682.5  23.8%    691.3  23.9%    718.2  28.5%
Operating income.    306.4   7.6%    274.5   7.9%    325.9  11.3%    327.7  11.4%    150.8   6.0%
Net income.......    193.7   4.8%    184.2   5.3%    221.4   7.7%    217.0   7.5%     27.7   1.1%

3. Retained Earnings Roll-forward

   The following table reconciles the roll-forward of retained earnings (in millions):

Retained earnings as of February 23, 2001 $1,380.3
Dividends paid...........................    (48.6)
Net income...............................     35.3
Steelcase S.A. net loss..................     (3.2)
                                          --------
Retained earnings as of November 23, 2001 $1,363.8
                                          ========

   Steelcase S.A. net loss for the two-month period ("stub period") ended February 23, 2001 was $3.2 million. Steelcase S.A. revenue generated for the stub period was $102.0 million.

4. New Accounting Standards

   Effective February 24, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on its balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the 2002 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, as amended, while the 2001 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

                                STEELCASE INC.

                                  (Unaudited)


   Steelcase Inc. uses derivative financial instruments principally to manage two types of risk. First, the risk that interest rate changes will affect either the fair value of its debt obligations or the amount of its future interest payments. Second, the Company uses foreign exchange contracts to hedge the risk that unremitted or future cash flows owed to the Company for the sale or anticipated sale of products abroad and other cash inflows; and the risk that future payments by the Company for the purchase or anticipated purchase of products abroad and other cash outflows may be adversely affected by changes in the foreign currency rates.

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

   The adoption of SFAS No. 133, as amended, resulted in the Company recording transition adjustments as of February 24, 2001 to its derivative instruments at fair value and recognizing the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $0.1 million and an after-tax decrease to OCI of approximately $5.1 million. Due to immateriality, the transition adjustments and subsequent changes in fair values of the derivatives for the first quarter ended May 25, 2001 were recorded as a net adjustment for that quarter and the initial impact on income was not reported as a cumulative effect adjustment. The impact for the nine months ended November 23, 2001 resulting from subsequent changes in fair value of the derivatives was a $4.7 million reduction to OCI, net of tax. The total adjustment resulted in an after-tax reduction to net income of $0.2 million and a net decrease to OCI of $9.8 million. The decrease in OCI is primarily related to net losses on interest rate swap cash flow hedges.

5. Earnings Per Share

   The following table reconciles the numerator and denominators used in the calculations of basic and diluted earnings per share (''EPS'') (in millions):

                                                           Three Months       Nine Months
                                                               Ended             Ended
                                                         ----------------- -----------------
                                                         Nov. 23, Nov. 24, Nov. 23, Nov. 24,
                                                           2001     2000     2001     2000
                                                         -------- -------- -------- --------
Numerator:
Net income numerator for both basic and diluted EPS.....  $  4.9   $ 51.7   $ 35.3   $168.0
                                                          ======   ======   ======   ======
Denominators:
Denominator for basic EPS-weighted average common shares
  outstanding...........................................   147.3    149.0    147.3    150.0
Potentially dilutive shares resulting from stock options     0.2      0.6      0.3      0.4
                                                          ------   ------   ------   ------
Denominator for diluted EPS.............................   147.5    149.6    147.6    150.4
                                                          ======   ======   ======   ======

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under the Company's Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Company's Stock Incentive Plans. Due to their anti-dilutive effect, the Company has not included the effects of 3.9 million and 2.7 million options in its calculation of diluted earnings per share for the periods ended November 23, 2001 and November 24, 2000, respectively.

                                STEELCASE INC.

                                  (Unaudited)


6. Comprehensive Income

   Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by shareholders and distributions to shareholders. Comprehensive income and its components consist of the following (in millions):

                                                            Three Months       Nine Months
                                                                Ended             Ended
                                                          ----------------- ----------------
                                                          Nov. 23, Nov. 24, Nov. 23, Nov. 24,
                                                            2001     2000     2001     2000
                                                          -------- -------- -------- --------
Net income...............................................  $ 4.9    $51.7    $35.3    $168.0
Other comprehensive income:
   Minimum pension liabilities, net of tax...............     --       --       --      (0.3)
   Foreign currency translation gain (loss)..............   (8.0)    13.2     (8.6)     (1.1)
   Unrealized loss on investments........................     --       --       --      (0.4)
   Unrealized loss on derivative instruments, net of tax.   (2.2)      --     (9.8)       --
                                                           -----    -----    -----    ------
       Comprehensive income..............................  $(5.3)   $64.9    $16.9    $166.2
                                                           =====    =====    =====    ======

7. Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method and the average cost method. Inventories determined by the LIFO method aggregated $101.3 million and $127.2 million at November 23, 2001 and February 23, 2001, respectively. During the third quarter of fiscal 2002, the Company completed the acquisition of PolyVision Corporation ("PolyVision"). The acquisition of PolyVision increased inventories by $16.3 million. See Note 11 for more information regarding the PolyVision acquisition.

   Inventories consist of (in millions):

                                       Nov. 23, Feb. 23,
                                         2001     2001
                                       -------- --------
                       Finished goods.  $ 78.2   $ 84.0
                       Work in process    36.3     42.1
                       Raw materials..    91.1    102.3
                                        ------   ------
                                         205.6    228.4
                       LIFO reserve...   (42.0)   (43.7)
                                        ------   ------
                                        $163.6   $184.7
                                        ======   ======

8. Short-Term Borrowings and Long-Term Debt

   During the first quarter of fiscal 2002, the Company established commitments for two unsecured multi-currency revolving credit facilities with various financial institutions under which it may borrow up to a U.S. dollar equivalent of $200.0 million under each facility for a total U.S. dollar equivalent of up to $400.0 million. One facility has a 364-day term and the other facility has a three-year term. These facilities replaced both the $200.0 million 364-day unsecured committed revolving credit facility entered into in April 1999 and the EUR 200.0 million unsecured committed multi-currency revolving credit facility entered into in August 1999. Borrowings under the new facilities mature at various dates throughout the year depending upon the borrowing

                                STEELCASE INC.

                                  (Unaudited)

terms, which range from one day to six months as selected by the Company, subject to certain limitations. Interest on committed borrowings with a term of one month or greater, which is due no later than the maturity of such borrowings, is based on LIBOR plus a margin or a base rate, as selected by the Company. Interest on committed borrowings with a term of less than one month is based on prime rate plus a margin or a base rate. The agreements may be renewed, subject to certain conditions and they contain certain covenants which include, among others, requirements for a minimum level of tangible net worth, a minimum interest coverage ratio and a maximum ratio of debt to earnings. As of November 23, 2001, these facilities had no borrowings under them.

   The Company also initiated a $400.0 million global commercial paper ("CP") program that was implemented on June 20, 2001. The CP program replaced the borrowings under the new aggregate $400.0 million global facilities, leaving such facilities available to backstop the CP program. The notes may be denominated in U.S. dollars, euro and/or Japanese Yen with maturities ranging from 1 to 365 days. The notes may be issued at a discount or may bear fixed or floating rate interest or coupon calculated by reference to an index or formula. As of November 23, 2001, the Company had issued $137.4 million of euro-commercial paper with an effective interest rate of 3.77% and $199.9 million of U.S. dollar-commercial paper with an effective interest rate of 2.5%. All of the outstanding notes bear a fixed interest rate based on LIBOR.

   During the first quarter, the Company also entered into additional notes payable of $16.4 million, which mature in 2008 and had a weighted average interest rate of 6.18% as of November 23, 2001. During the third quarter of fiscal 2002, the Company entered into additional notes payable of $7.5 million, which mature in 2005 and had a weighted average interest rate of 7.00% as of November 23, 2001.

9. Common Stock Repurchase Program

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

   During the third quarter of 2002, the Company made no repurchases of its common shares. For the year to date in 2002, the Company repurchased 200,000 shares of Class A Common Stock for $2.6 million and 143,200 shares of Class B Common Stock for $1.8 million. As of November 23, 2001, total repurchases since the inception of the program amounted to $112.6 million; 3,824,593 shares remain available for repurchase under the program and the Company has no outstanding share repurchase commitments.

10. Operating Segments

   The Company is actively pursuing a user-centered product and services strategy, which seeks to integrate the three key components of the office environment--architecture, furniture and technology. The Company's principle revenue is currently derived from the manufacture of an extensive range of steel and wood office furniture products. Primary product lines include office furniture systems, seating, storage solutions, desk and casegoods and interior architectural products. The Company also provides services and is engaged in non-furniture businesses, which include marine accessories, design services, financial services and consulting services. The Company operates on a worldwide basis and has three reportable segments: two geographic manufacturing and sales segments, North America and International, and a Financial Services segment. The

                                STEELCASE INC.

                                  (Unaudited)

Company evaluates performance and allocates resources based on operating income. The PolyVision acquisition had no impact on operational results for the quarter or year to date; subsequent quarters will include PolyVision's operational results within the North America segment operational results. See
Note 11 for more information regarding the PolyVision acquisition.

   The following sets forth reportable segment data reconciled to the condensed consolidated financial statements (in millions):

                                   Three Months Ended Nine Months Ended
                                   ------------------ -----------------
                                   Nov. 23,  Nov. 24, Nov. 23, Nov. 24,
                                     2001      2000     2001     2000
                                   --------  -------- -------- --------
          Revenue
             North America........  $567.9   $  832.6 $1,904.7 $2,458.0
             International........   144.4      181.2    463.3    548.9
             Financial Services...    19.1       20.6     61.1     56.4
                                    ------   -------- -------- --------
             Consolidated revenue.  $731.4   $1,034.4 $2,429.1 $3,063.3
                                    ======   ======== ======== ========

                                       Three Months Ended Nine Months Ended
                                       ------------------ -----------------
                                       Nov. 23,  Nov. 24, Nov. 23, Nov. 24,
                                         2001      2000     2001     2000
                                       --------  -------- -------- --------
     Operating income (loss)
        North America.................  $ 2.7     $68.5    $57.1    $227.3
        International.................   (0.2)      5.0     (4.4)     27.4
        Financial Services............    2.2       2.4      8.8       5.0
        Eliminations (1)..............    2.0       3.3      6.2       9.6
                                        -----     -----    -----    ------
        Consolidated operating income.  $ 6.7     $79.2    $67.7    $269.3
                                        =====     =====    =====    ======

                                              Nov. 23, Feb. 23,
                                                2001     2001
                                              -------- --------
                Total assets
                   North America............. $1,802.9 $1,769.7
                   International.............    797.4    800.3
                   Financial Services........    545.2    587.0
                                              -------- --------
                   Consolidated total assets. $3,145.5 $3,157.0
                                              ======== ========

--------
(1) Represents the elimination of intercompany interest expense reported as operating expense in the Financial Services segment and as non-operating income in the North America segment.

11. Acquisition of PolyVision

   On November 14, 2001, the Company acquired 100% of PolyVision. The combination of the Company's and PolyVision's respective industry expertise and market shares are expected to accelerate the Company's strategy to integrate the three core elements of the office environment--architecture, furniture and technology. The Company can now offer a greater variety of visual communication tools, ranging from standard white boards to fully interactive plasma displays, and it expects this acquisition to facilitate growth in the corporate learning and higher education markets and to provide increased access to the K-12 education market.

                                STEELCASE INC.

                                  (Unaudited)


   Steelcase purchased PolyVision for $2.25 per common share, for a total acquisition price of approximately $182 million, which includes approximately $73 million for cost of equity, $103 million in assumed debt and $6 million for acquisition transaction costs. For more information regarding the acquisition of PolyVision, please refer to the Company's Current Report on Form 8-K filed November 15, 2001.

   As a result of this acquisition, which was accounted for under the purchase method of accounting, PolyVision is now a wholly owned consolidated subsidiary under Steelcase Inc. Accordingly, the November 23, 2001 condensed consolidated balance sheet includes the accounts and balances of PolyVision. Due to the November 14 acquisition date, results of operations for PolyVision were not consolidated with Steelcase Inc for the quarter or year to date.

   The following unaudited pro forma data summarizes the combined results of operations of the Company and PolyVision as if the acquisition had occurred at the beginning of the nine month period ended November 24, 2000, and includes the effect of purchase accounting adjustments that are based upon preliminary information and certain management estimates which are subject to revision in future periods based on additional information, such as final appraisals and final purchase price allocation. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies. The allocation of the purchase price is preliminary pending the completion of independent valuation of intangibles. Currently approximately $50 million of the total intangibles of $137 is assigned to goodwill. In accordance with SFAS No. 142 the goodwill from this acquisition will not be amortized.

   The following sets forth unaudited pro forma data (in millions, except per share data):

                      Three Months Ended Nine Months Ended
                      ------------------ -----------------
                      Nov. 23,  Nov. 24, Nov. 23, Nov. 24,
                        2001      2000     2001     2000
                      --------  -------- -------- --------
Results of Operations
   Revenue...........  $776.0   $1,081.4 $2,548.0 $3,182.5
   Gross profit......   238.2      353.3    798.5  1,055.8
   Operating income..    14.0       85.6     79.4    283.2
   Net income........     7.7       53.8     37.0    171.4
   EPS...............  $ 0.05   $   0.36 $   0.25 $   1.14

   The following unaudited PolyVision balance sheet is included with the current Company's condensed consolidated balance sheet (in millions):

                                     Nov. 23,
                                       2001
                                     --------
Accounts receivable.................  $ 30.3
Inventories.........................    16.3
Property, plant & equipment.........    20.4
Goodwill and other intangible assets   137.0
Other assets........................     8.3
                                      ------
   Total assets.....................  $212.3
                                      ======
Accounts payable....................  $ 10.8
Short-term borrowings...............   180.7
Accrued expenses....................    20.8
                                      ------
   Total liabilities and equity.....  $212.3
                                      ======

   Short-term borrowings represent additional borrowings against the Company's commercial paper program.

                                STEELCASE INC.

                                  (Unaudited)


12. Subsequent Event

   On November 27, 2001, the Company completed a private placement of debt of $250,000,000 in 6.375% senior notes due November 2006. These notes were sold at a discount to yield 6.5%. The Company may redeem any portion of the notes at any time subject to an optional redemption (make-whole call) provision that contains a 35 basis-point premium. The notes are unsecured, unsubordinated obligations. The proceeds of the placement were used to fund the acquisition of PolyVision, to repay a portion of the Company's outstanding commercial paper and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following section should be read along with the Condensed Consolidated Financial Statements in this 10-Q Report and Management's Discussion and Analysis of Financial Condition and Results of Operations (''MD&A'') in the 10-K Report. For the purposes of MD&A, ''we'' and ''our'' mean Steelcase Inc. and its majority owned subsidiaries.

Results of Operations:
Three and Nine Months Ended November 23, 2001
Compared to the Three and Nine Months Ended November 24, 2000

   The table below contains income statement data as a percentage of revenue.

                                                                Three Months       Nine Months
                                                                    Ended             Ended
                                                              ----------------  ----------------
                                                              Nov. 23, Nov. 24, Nov. 23, Nov. 24,
                                                                2001     2000     2001     2000
                                                              -------- -------- -------- --------
Revenue......................................................  100.0%   100.0%   100.0%   100.0%
Cost of sales................................................   69.7     67.3     68.8     66.9
                                                               -----    -----    -----    -----
Gross profit.................................................   30.3     32.7     31.2     33.1
Operating expenses...........................................   29.4     25.0     28.4     24.3
                                                               -----    -----    -----    -----
Operating income.............................................    0.9      7.7      2.8      8.8
Non-operating items, net.....................................    0.1     (0.3)    (0.5)    (0.1)
                                                               -----    -----    -----    -----
Income before taxes..........................................    1.0      7.4      2.3      8.7
Provision for income taxes...................................    0.3      2.6      0.8      3.2
Equity in net income of joint ventures and dealer transitions     --      0.2       --       --
                                                               -----    -----    -----    -----
Net income...................................................    0.7%     5.0%     1.5%     5.5%
                                                               =====    =====    =====    =====

Overview--Steelcase Inc.

   Revenue. Consolidated revenue decreased 29.3%, to $731.4 for the third quarter of fiscal 2002 ("the quarter") and 20.7%, to $2,429.1 year to date, compared to the same periods last year. The downturn in the furniture industry that began in North America during the fourth quarter of fiscal 2001 has progressively deepened in each of the following quarters. The industry downturn began affecting European and other international markets in Q1 2002, with further deterioration experienced through Q3 2002. Overall, the significant and sustained general economic slowdown has reduced capital spending, resulting in revenue declines for most of our product lines.

   Order rates continued to fall gradually from our second quarter levels during the first few weeks of the third quarter, but stabilized mid-quarter, particularly in North American markets. The overall decline in orders reflects both delayed and cancelled customer orders, which we believe is attributable to the weakness in the overall economy, which has resulted in a reduced white collar workforce and significantly reduced capital expenditures by both large and small companies. These trends have been industry wide, as reflected in the most recent report from the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), which stated that the current decline in North American furniture shipments over the past four quarters is the worst decline in the last 30 years. The events that began on September 11, 2001 did not cause a material disruption to our operations, and we did not see any obvious impact on order rates as a result of those or subsequent terrorist related events.

   We were able to remain profitable in spite of the significant decline in revenue, because of our continued cost reduction efforts including workforce reductions and lower variable compensation. From Q3 2001 through the beginning of the quarter, we reduced our global workforce by 2,400 temporary and full-time positions, and those savings were fully realized during the quarter. As of the end of the second quarter we also announced an additional 1,100 reductions in process. During the quarter, we implemented those 1,100 reductions as well as an additional 1,600 reductions, for a total reduction of 2,700 positions in the quarter. We expect to realize the full effect of those savings during the fourth quarter. Accordingly, over the past four quarters, we have reduced global positions by over 5,100 or approximately 21% of our workforce.

   Consolidated operating income decreased to $6.7 million for the quarter and $67.7 million for the year to date, compared to $79.2 million and $269.3 million for the same periods last year. Excluding a $7.4 million non-recurring charge related to workforce reductions, operating income was $14.1 million in the quarter. Q2 2002 had an $11.0 million non-recurring charge related to workforce reductions, excluding both charges operating income was $86.1 million through nine months. Our operating income as a percentage of revenue ("operating margin") decreased 6.8 percentage points for the quarter and 6.0 percentage points for the year-to-date, compared to the same periods last year. Excluding non-recurring items, operating margin was 1.9% for the quarter and 3.5% through nine months.

Interest expense; Other income (expense), net; and Income taxes

                                                 Three Months       Nine Months
                                                     Ended             Ended
                                               ----------------  ----------------
                                               Nov. 23, Nov. 24, Nov. 23, Nov. 24,
                                                 2001     2000     2001     2000
                                               -------- -------- -------- --------
Interest expense..............................  $ 3.9    $ 5.0    $13.9    $16.6
                                                =====    =====    =====    =====
Other income (expense), net:
   Interest income............................  $ 3.3    $ 1.8    $ 9.0    $ 6.7
   Gain (loss) on dealer transitions..........     --     (2.7)    (8.6)    (5.9)
   Gain on disposal of property and equipment.    4.2      0.4      4.1      9.0
   Miscellaneous, net.........................   (2.9)     2.8     (2.1)     5.0
                                                -----    -----    -----    -----
                                                $ 4.6    $ 2.3    $ 2.4    $14.8
                                                =====    =====    =====    =====
Effective income tax rate.....................   37.0%    34.9%    37.0%    37.5%

   The decrease in interest expense for the quarter and year to date was a result of improved cashflow due to lower capital expenditures, reduced share repurchases and lower interest rates during the third quarter and the first nine months of 2002. Although debt is higher than it was at the beginning of the year, this increase occurred at the end of the third quarter of 2002 and therefore had a negligible impact on the interest expense for the quarter and year to date.

   Other income (expense), net, for both this year and last year was impacted by non-recurring items. This year includes a Q1 2002, $7.0 million pre-tax charge for reserves related to dealer transition financing and a Q3 2002, $3.8 million pre-tax gain on the sale of a non-operating asset. The non-recurring item in Q1 2001 related to a $8.8 million pre-tax gain on the sale of a non-operating facility.

   The increase in income tax expense as a percentage of income before taxes ("the effective tax rate") for the quarter, compared to the same period last year, is primarily due to the favorable resolution of U.S. corporate tax issues during Q3 2001, which resulted in lowering our 2001 year-to-date rate from 38.5% to 37.5%. Overall, the current year-to-date effective tax rate has decreased, compared to the same period last year, due to the implementation of international tax planning strategies in Europe, Japan and the United States.

   Net Income. For the reasons listed above, our earnings decreased 90.5% for the quarter and 79.0% for the year to date, compared to the same periods for last year. Net income of $4.9 million for the quarter included a $4.7 million ($0.03 per share) after-tax charge related to workforce reductions and a $2.4 million ($0.02 per share) after-tax gain on the sale of a non-operating asset. Excluding non-recurring items, net income decreased 86.1% for the quarter compared to the same quarter last year.

   Net income was $35.3 million in the first nine months of 2002 which included a $4.4 million ($0.03 per share) Q1 2002 after-tax charge for reserves related to dealer transition financing and a $6.9 million ($0.05 per share) Q2 2002 after-tax charge related to workforce reductions, in addition to the non-recurring items for the quarter, listed above. Year-to-date net income of $168.0 million for last year included a $5.6 million ($0.04 per share) after-tax gain on the sale of a non-operating facility. Excluding all non-recurring charges in both years, year-to-date net income decreased 69.9% compared to the same period last year.

Outlook

   Although order rates stabilized in the second half of our third quarter, in the first few weeks of our fourth quarter we have experienced some softening in orders. Recent feedback from large U.S. customers suggests a further tightening of demand. At this time it is unclear whether this represents something beyond the normal seasonal slowdown we typically experience in U.S. markets during our fourth quarter.

   The Company anticipates that weakness in furniture demand will continue until overall business conditions improve and capital expenditures by companies rebound. As a result, we believe that revenue for the remainder of fiscal year 2002 will remain weak, and revenue, excluding acquisitions, could fall by as much as 25% for the full year versus the prior year.

   Given our expectations for continued soft economic conditions, we are taking additional actions to strengthen our operating performance. We expect to deliver operating profits, before non-recurring charges, in the fourth quarter similar to the third quarter, despite lower expected sales volume. We anticipate taking non-recurring, pre-tax charges in excess of $10 million in the fourth quarter of 2002 related to workforce reductions and restructuring activities, primarily within our International business segment. Accordingly, the Company expects to report a loss in the fourth quarter.

Segment Disclosure

   We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments--North America and International, and a Financial Services segment. The North America segment includes the U.S., Canada, the Steelcase Design Partnership ("SDP") and our IDEO and Attwood subsidiaries. PolyVision, which was acquired in November 2001, has been added to the SDP, within our North America segment. The PolyVision acquisition had no impact on operational results for the quarter or year to date; subsequent quarters will include PolyVision's operational results consolidated in the North America segment's operational results. The International segment includes the rest of the world, with the majority of the operations in Europe.

North America

   The table below contains income statement data, and data as a percentage of revenue for our North America segment (in millions).

                                      Three Months        Nine Months
                                          Ended              Ended
                                    ----------------  ------------------
                                    Nov. 23, Nov. 24, Nov. 23,  Nov. 24,
                                      2001     2000     2001      2000
                                    -------- -------- --------  --------
       Revenue.....................  $567.9   $832.6  $1,904.7  $2,458.0
       Gross profit percentage.....    27.9%    31.2%     29.2%     31.8%
       Operating expense percentage    27.4%    23.0%     26.2%     22.6%
       Operating income............  $  2.7   $ 68.5  $   57.1  $  227.3
       Operating income percentage.     0.5%     8.2%      3.0%      9.2%

   Revenue. North America revenue for the quarter and year to date decreased 31.8% and 22.5%, respectively, compared to the same periods last year. These decreases were primarily the result of the reduced volume related to large project jobs, which has been driven by industry-wide reductions in facilities spending due to the sustained general economic downturn in North America. This decline has been felt across most product lines, as well as within the SDP, whose revenue decreased 29.4% for the quarter and 20.1% year to date, compared to the same periods last year. Although new products (defined as products introduced in the past five years), continued to increase in our product mix, constituting approximately 25% of North America revenue for the first nine months of 2002, year-to-date revenues for new products is flat compared to the same period last year.

   Gross Profit. North America gross margin decreased 3.3 percentage points for the quarter and 2.6 percentage points for the year to date, compared to the same periods last year. The gross margin performance for the quarter and year to date was impacted by non-recurring charges related to workforce reductions. These charges were $6.3 million for the quarter and $8.9 million for the year to date. Excluding non-recurring charges, North America gross margin was 29.0% for the quarter and 29.6% for the year to date. The gross margin declines were primarily due to the continued decline in revenue, which led to a decline in manufacturing overhead absorption. Additionally, in the first six months of the year, gross margin performance was negatively impacted by start-up production issues associated with the transfer of wood production to the recently completed, wood manufacturing facility in Grand Rapids, Michigan. The overall decrease in gross margin for the quarter and year to date were partially offset by lower variable compensation, as well as continued cost-reduction efforts including the elimination of over 3,800 temporary and full-time manufacturing related positions within the segment since the beginning of the calendar year.

   Operating Expenses. The North America segment's operating expense dollars for the quarter decreased 18.3% compared to the same quarter of last year. This decrease was a result of continued cost reduction initiatives, including recent workforce reductions, lower variable compensation and increased scrutiny associated with all types of discretionary spending, including the elimination of over 650 temporary and full-time positions. Operating expenses for the quarter and year to date included non-recurring charges related to workforce reductions. These charges were $1.1 million for the quarter and $9.5 million for the year to date. North America operating expense as a percentage of revenue increased 4.4 percentage points for the quarter and 3.6 percentage points for the year to date, compared to the same periods last year. Excluding the non-recurring charge, the segment's operating expense ratio was 27.2% for the quarter and 25.6% for the year to date; however, operating expense dollars decreased 18.9% for the quarter compared to the same period last year. The operating expense ratio increased for the quarter and year to date, primarily because revenue declines continued to outpace the reduction of operating expenses. Due to the timing of our third quarter cost-reduction efforts, the quarter's results were only partially impacted by these reductions. We are focused on efforts to further reduce operating expenses for the remainder of 2002; however, given the economic uncertainty and the outlook for the remainder of calendar years 2001 and 2002 for the office furniture industry, significant improvement as a percentage of revenue is not anticipated in the remainder of our fiscal year.

   Operating Income. For the reasons listed above, North America operating income decreased 96.1% for the quarter and 74.9% for the year to date, compared to the same periods last year. Excluding all non-recurring charges, operating income was $10.1 million for the quarter and $75.5 million for the year to date. The segment's operating margin decreased 7.7 percentage points for the quarter and 6.2 percentage points for the year to date, compared to the same periods last year. Excluding non-recurring items, the segment's operating margin was 1.8% for the quarter and 4.0% for the year to date.

International

   The table below contains income statement data, and data as a percentage of revenue for our International segment (in millions).

                                      Three Months       Nine Months
                                         Ended              Ended
                                   -----------------  -----------------
                                   Nov. 23,  Nov. 24, Nov. 23,  Nov. 24,
                                     2001      2000     2001      2000
                                   --------  -------- --------  --------
Revenue...........................  $144.4    $181.2   $463.3    $548.9
Gross profit percentage...........    30.3%     32.0%    30.3%     32.4%
Operating expense percentage......    30.4%     29.2%    31.2%     27.4%
Operating income (loss)...........  $ (0.2)   $  5.0   $ (4.4)   $ 27.4
Operating income (loss) percentage    (0.1)%     2.8%    (0.9)%     5.0%

   Revenue. International revenue for the quarter and year to date decreased 20.3% and 15.6%, respectively compared to the same periods last year. Because of the change in the fiscal year end for the European portion of International, the prior year information is not aligned with the comparable calendar month in the prior year. Comparing revenue for Q3 2002 to the same calendar months of last year, the decrease is approximately 23% in U.S. dollars, or 25% in local currency. These decreases were primarily the result of expansion of the economic slowdown to international markets during the quarter and we anticipate revenue will soften through the remainder of the fiscal year. Although new products continued to increase in our product mix, making up nearly half of International revenue for the first nine months of 2002, year-to-date revenue for new products is flat compared to the same period last year.

   Gross Profit. International gross margin decreased 1.7 percentage points for the quarter and 2.1 percentage points for the year to date, compared to the same periods last year. These declines were primarily due to lower volume in France, Germany and the United Kingdom, which reduced fixed manufacturing overhead absorption. Additionally, in France, unfavorable product mix reduced gross margins.

   Operating Expenses. The International segment's operating expense dollars for the quarter decreased 16.8% compared to the same quarter of last year. This decrease was a result of continued cost reduction initiatives, including recent workforce reductions, lower variable compensation and increased scrutiny associated with all types of discretionary spending. International operating expenses as a percentage of revenue increased 1.2 percentage points for the quarter and 3.8 percentage points for the year to date, compared to the same periods last year. These increases were primarily related to reserves taken for credit and dealer issues, which amounted to $3.0 million and $8.0 million for the quarter and year to date, respectively. Additionally, reduced absorption of operating expenses, due to the significant decrease in revenue, also contributed to these increases. The International business segment will continue to focus on reducing operating expenses for the remainder of 2002.

   Operating Income (Loss). For the reasons listed above, International had an operating loss of $(0.2) million for the quarter and $(4.4) million for the year to date, compared to operating income of $5.0 million and $27.4 million, respectively, for the same periods last year. The segment's operating margin decreased 2.9 percentage points for the quarter and 5.9 percentage points for the year to date, compared to the same periods last year. The declines were partially offset by cost reduction efforts, including the elimination of over 550 temporary and full-time positions.

Financial Services

   The table below contains income statement data, and data as a percentage of revenue for our Financial Services segment (in millions).

                                                Three Months       Nine Months
                                                    Ended             Ended
                                              ----------------  ----------------
                                              Nov. 23, Nov. 24, Nov. 23, Nov. 24,
                                                2001     2000     2001     2000
                                              -------- -------- -------- --------
Revenue......................................  $19.1    $20.6    $61.1    $56.4
Net financing margin percentage..............   20.9%    23.8%    22.7%    20.7%
General and administrative expense percentage    9.4%    12.1%     8.3%    11.8%
Operating income.............................  $ 2.2    $ 2.4    $ 8.8    $ 5.0
Operating income percentage..................   11.5%    11.7%    14.4%     8.9%
Return on equity percentage..................    5.7%     7.2%     8.9%     5.4%

   Revenue. Financial Services revenue for the quarter decreased 7.3% and increased 8.3% for the year to date, compared to the same periods last year. Although, the long-term contractual nature of the Financial Services segment makes it less subject to short-term fluctuations in the economy, after four consecutive quarters of overall office furniture industry decline, this segment has begun to see some revenue deterioration.

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

   Net financing margin decreased 2.9 percentage points for the quarter and increased 2.0 percentage points for the year to date. The decrease for the quarter is primarily due to credit reserves associated with specific customer leases in the quarter. The increase in these expenses also partially offset the net financing margin percentage increase of the nine months of 2002, which was primarily due to increased lease finance revenue, lower interest costs (which increased the margin spreads associated with the lease portfolio) and gains on residual values of expiring leases.

   General and Administrative Expenses. General and administrative expenses as a percentage of revenue decreased 2.7 percentage points for the quarter and 3.5 percentage points for the year to date, compared to the same periods last year. General and administrative expense dollars decreased 29.2% for the quarter and 24.2% for the year to date. The decreases for the quarter were primarily due to increased cost reduction initiatives. The year-to-date decreases were due to increased cost reductions, as well. In addition, improved operating leverage, associated with increased revenue, contributed to the year-to-date decreases.

   Operating Income. For the reasons listed above, Financial Services operating income decreased 8.3% for the quarter and increased 76.0% for the year to date, compared to the same periods last year. The segment's operating margin decreased 0.2 percentage points for the quarter and increased 5.5 percentage points for the year to date, compared to the same periods last year.

Liquidity and Capital Resources

   Historically, our cash and capital requirements have been satisfied through cash generated from operating activities. Our financial position at November 23, 2001 included cash, cash equivalents and short-term investments of $131.0 million, which we've maintained at a higher level to provide extra liquidity for the unprecedented economic uncertainty in our industry. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

   As of the end of our third quarter, our long-term debt rating was A- from Standard & Poor's and Baa1 from Moody's. The Company's multicurrency commercial paper program was rated A-2 by Standard & Poor's and Prime-2 by Moody's.

   In April 2001, we established a $400.0 million global credit facility that replaced the North American and European credit facilities that were previously utilized. Our global credit facility is available to support the commercial paper program that was implemented on June 20, 2001. We began issuing euro-commercial paper during Q2 2002 and U.S. dollar-commercial paper during Q3 2002; at the end of our third quarter we had approximately $137.4 million outstanding under the euro-commercial paper program and $199.9 million outstanding under the U.S. dollar-commercial paper.

   The PolyVision acquisition was temporarily financed with our commercial paper program. Subsequent to the end of our third quarter, we issued $250 million of senior notes in a private placement of debt and paid down the temporary increase in our commercial paper program. See Note 12 for more information regarding the debt placement to fund the PolyVision acquisition.

   Total consolidated debt at November 23, 2001 aggregated $687.5 million. This is an increase from previous periods and it is primarily due to the funding of the PolyVision acquisition. Approximately $458 million of the total debt is attributable to the Financial Services business segment, representing a six to one debt-to-equity ratio for the segment.

Cash provided by operating activities

   The table below contains statement of cash flow data (in millions).

                                               Nine Months
                                                  Ended
                                            ----------------
                                            Nov. 23, Nov. 24,
                                              2001     2000
                                            -------- --------
Net income.................................  $ 35.3   $168.0
Depreciation and amortization..............   128.5    120.5
Changes in operating assets and liabilities    63.6    (77.4)
Other, net.................................    23.2      3.5
                                             ------   ------
Net cash provided by operating activities..  $250.6   $214.6
                                             ======   ======

   Cash provided by operations resulted primarily from net income excluding non-cash charges such as depreciation and amortization, net of changes in operating working capital. The increase in the first nine months of 2002 is attributable primarily to our net change in operating assets and liabilities which included substantial reductions in accounts receivable and inventories due to decreased sales volume; however, this was offset by a significant decrease in net income.

Cash used in investing activities

   The table below contains statement of cash flow data (in millions).

                                                              Nine Months Ended
                                                              ----------------
                                                              Nov. 23, Nov. 24,
                                                                2001     2000
                                                              -------- --------
Capital expenditures......................................... $ (91.4) $(185.1)
Proceeds from the disposal of assets.........................    16.4     80.2
Net (increase) decrease in notes receivable and leased assets    39.1   (134.1)
Acquisitions, net of cash acquired...........................  (203.9)      --
Other, net...................................................    (2.6)   (14.8)
                                                              -------  -------
Net cash used in investing activities........................ $(242.4) $(253.8)
                                                              =======  =======

   The decline in capital expenditures reflects a focus on cancellation or deferral of substantially all capital spending not targeted to short payback cost savings or critical strategic initiatives such as product development. We will continue to closely manage and limit capital expenditures throughout 2002, the total for the year is expected to be under $150 million. We expect to fund these capital expenditures primarily through cash generated from operations.

   We continue to invest in our leasing portfolio, which includes both direct financing and operating leases of office furniture products. Lease fundings decreased as a result of the current economic environment and they approximated lease maturations for the first nine months of 2002. Our net investment in leased assets was $442.7 as of November 23, 2001, compared to $440.6 million as of February 23, 2001. In addition, dealer finance loans also decreased for the first nine months of 2002. We expect to fund future investments in leased assets primarily through our lease receivables transfer facility.

Cash provided by (used in) financing activities

   The table below contains statement of cash flow data (in millions).

                                                       Nine Months
                                                          Ended
                                                    ----------------
                                                    Nov. 23, Nov. 24,
                                                      2001     2000
                                                    -------- --------
Short-term and long-term debt, net.................  $146.4   $ 94.8
Common stock issuance (repurchase), net............    (4.1)   (53.7)
Dividends paid.....................................   (48.6)   (49.6)
                                                     ------   ------
Net cash provided by (used in) financing activities  $ 93.7   $ (8.5)
                                                     ======   ======

   The increase in cash provided by financing activities is primarily due to the increase in debt, which was used to complete the PolyVision acquisition. In addition, our common stock repurchases have been lower compared to those in the prior year.

   We paid common stock dividends of $0.33 per share, or $48.6 million, and $0.33 per share, or $49.6 million, during the first nine months of 2002 and 2001, respectively.

   On June 17, 1998, the Board of Directors authorized a share repurchase program for up to three million shares, which has since been expanded to 11 million shares authorized for repurchase. During the first nine months of 2002, we repurchased 200,000 shares of Class A Common Stock for $2.6 million and 143,200 shares of Class B Common Stock for $1.8 million. We anticipate that the stock repurchase program will not reduce the our tradable share float in the long run as we expect that Class B Common Stock will continue to convert to Class A Common Stock over time.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. On January 1, 2001, Greece became the twelfth member country to establish a fixed conversion rate between its existing sovereign currency and the euro. The transition period for conversion to the euro was from January 1, 1999 through January 1, 2002, at which time all legal tender within the twelve participating member countries converted to the euro. The transition period was established to resolve any difficulties in handling local currencies and the euro simultaneously, while remaining flexible to the market. Our primary exposure to the euro conversion was concentrated in Steelcase S.A. Steelcase S.A. created an internal Euro Committee, a pan-European multifunctional team whose goal was to determine the impact of this currency change on products, markets and information systems. The euro conversion will not have a material impact on the financial position of neither Steelcase S.A. nor the Company as a whole.

Forward Looking Statements

   From time to time, in written reports and oral statements, the company discusses its expectations regarding future performance. For example, certain portions of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations section contain various "forward-looking statements", including those relating to anticipated revenue, earnings, liquidity and capital resource needs and expenditures for the current fiscal year, as well as anticipated impact of cost saving measures and various recently issued accounting standards. Such statements involve certain risks and uncertainties that could cause actual results to vary. The company's performance may differ materially from that contemplated by such statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales or other impacts related to the commercial and economic disruption caused by terrorist attacks on the United States; major disruptions at the Company's key facilities or in the supply of any key raw materials; changes in domestic and international government laws and regulations; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company's manufacturing processes; possible acquisitions or divestitures by the company; the company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of work force reductions (including elimination of temporary workers, hourly layoffs and salaried workforce reduction; the company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; changes in future business strategies and decisions; and other risks detailed in the company's Form 10-K for the year ended February 23, 2001and other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for the Company beginning in the first quarter of fiscal year 2002. The adoption of SFAS No. 133 did not have a material effect on our financial results; the related disclosure is included in the Notes to the Condensed Consolidated Financial Statements in this 10-Q Report.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on our financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We intend to adopt the provisions of SFAS No. 142 during our fiscal year 2003. The impact of this pronouncement on our financial results is currently being evaluated. SFAS No. 143 establishes accounting and reporting standards for the retirement of long-lived assets and the associated asset retirement costs. We intend to adopt the provisions of SFAS No. 143 during our fiscal year 2004. The impact of this pronouncement on our financial results is currently being evaluated.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. We intend to adopt the provisions of SFAS No. 144 during our fiscal year 2003. The impact of this pronouncement on our financial results is currently being evaluated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During the third quarter of fiscal 2002, no material change in foreign exchange risks occurred.

Interest Rate Risks

   During the third quarter of fiscal 2002, no material change in interest rate risks occurred.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   1. EXHIBITS

      See Exhibit Index

   2. REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed November 13, 2001 reporting under
   Item 5, Other Events, the Company's investment grade ratings from Standard & Poor's and Moody's Investors Service.

      A Current Report on Form 8-K was filed November 15, 2001 reporting under
   Item 5, Other Events, the Company's completion of its acquisition of PolyVision Corporation.

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

Date: January 7, 2002

                                 EXHIBIT INDEX

Designation                                         Description
-----------                                         -----------

    1.1     Purchase Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs &
              Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets,
              Inc. and BNP Paribas Securities Corp.

    4.6     Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A.

    4.7     First Supplemental Indenture dated November 27, 2001, between The Company and Bank One
              Trust Company, N.A.

    4.8     Registration Rights Agreement, dated November 19, 2001, by and among the Company,
              Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc
              One Capital Markets, Inc. and BNP Paribas Securities Corp.

    4.9     Form of Notes (included in Exhibit 4.2).

   4.10     First Amendment to Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving
              Credit Facility.

   4.11     First Amendment to Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving
              Credit Facility.