Form 10-K/A
period 2001-02-23
STEELCASE INC
filed 2002-02-21
CIK 1050825

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended February 23, 2001

                        Commission File Number 1-13873

                               -----------------

                                STEELCASE INC.
            (Exact name of registrant as specified in its charter)

                      Michigan                  38-0819050
                (State of incorporation)       (IRS employer
                                          identification number)

                  901 44th Street,                49508
                    Grand Rapids,              (Zip Code)
                 Michigan(Address of
                 principal executive
                      offices)

                                (616) 247-2710
                        (Registrant's telephone number)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
                  Title of each class    on which registered
                  -------------------  -----------------------
                  Class A Common Stock New York Stock Exchange

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

================================================================================

Item 11.  Executive Compensation:

   Certain of the information required by Item 11 is contained in the Proxy Statement, under the captions ''Directors' Compensation'', ''Executive
Compensation: Report of the Compensation Committee'', ''Compensation Committee Interlocks and Insider Participation'', and ''Stock Performance Graph'', and is incorporated herein by reference, except for "Executive Compensation, Retirement Programs and Other Arrangements" referenced below.

      EXECUTIVE COMPENSATION, RETIREMENT PROGRAMS AND OTHER ARRANGEMENTS

Summary Compensation Table

   The table below shows compensation information for James P. Hackett, who served as our Chief Executive Officer in fiscal year 2001, and our five next highly paid executive officers as of the end of fiscal year 2001.

                                                                                Long-Term
                                                                               Compensation
-                                                                          --------------------
                                           Annual Compensation               Awards    Payouts
                                  --------------------------------------   ---------- ---------
                                                                                      Long-Term
                                                             Other Annual  Securities Incentive    All Other
                                  Fiscal Salary/1/ Bonus/2/ Compensation/3 Underlying Payouts/5/ Compensation/6/
  Name and Principal Position      Year    ($)       ($)         ($)/      Options/4/    ($)          ($)
  ---------------------------     ------ --------  -------  -------------- ---------- ---------  --------------
James P. Hackett.................  2001  798,308   275,392     203,214      185,703   1,638,825      28,900
  President and Chief Executive    2000  736,615   421,989     198,068      140,000   1,776,394      35,200
  Officer                          1999  700,000   864,500     222,514            0   1,332,420      40,000
Robert A. Ballard................  2001  519,231   179,046     102,180       63,539     824,036      28,900
  President, Steelcase North       2000  489,846   267,898      90,925       80,000     815,475      35,200
  America                          1999  465,231   530,316      89,506            0     535,963      38,530
Alwyn Rougier-Chapman............  2001  317,769    84,289      46,620       38,605     375,966      28,900
  Senior Vice President--          2000  305,846   134,640      45,308       40,000     406,346      35,200
  Finance, Chief Financial         1999  296,769   253,722      51,820            0     310,297      40,000
  Officer/7/
Robert W. Black..................  2001  305,231    80,914      73,263       39,737     290,901     150,662
  President, International         2000  264,462    99,449      35,703       30,000     320,206      35,200
                                   1999  243,698   185,294      42,079            0     251,968      40,000
Michael I. Love..................  2001  230,442   108,567       5,654       20,927      45,596      63,130
  President and Chief Executive    2000  139,523   287,903       5,768        4,500      51,728      35,200
  Officer--Steelcase Design        1999  134,231   249,107       6,571            0      39,349      39,722
  Partnership
Mark T. Greiner..................  2001  259,615    61,887      26,771       18,163     215,892      28,900
  Senior Vice President--          2000  227,673    80,466      24,499       20,000     219,720      35,200
  Research, Concepts and           1999  204,769   155,621      26,166            0     156,683      39,450
  Ventures

Notes:

1 Includes amounts withheld under our 401(k) Retirement Plan, our Deferred Compensation Plan and any deferred compensation agreement between the applicable officer and Steelcase.
2 Represents amounts paid from the annual component of the Management Incentive Plan. For Mr. Love, amounts also include bonus amounts paid in accordance with the Steelcase Design Partnership executive bonus program for fiscal years 1999 and 2000 and the first two months of fiscal year 2001.

3 Represents earnings on the long-term amounts paid from the Management Incentive Plan, based on our annual return on equity. For Mr. Black, the fiscal year 2001 amount also includes amounts payable in connection with his assignment in France, including $27,333 for housing in Europe.
4  Shows options granted under our Incentive Compensation Plan.
5 Represents amounts actually paid from the long-term component of the Management Incentive Plan.
6 Includes amounts contributed under our Restoration Retirement Plan, Employees' Profit-Sharing Retirement Plan and Money Purchase Plan. The Compensation Committee declares contributions to the plans at the end of each fiscal year. The rate of contribution to our Employees' Profit-Sharing Retirement Plan for plan years 2001, 2000 and 1999 was 3.5%, 6% and 7.5%, respectively, of eligible compensation. Steelcase must make a 5% contribution to the Money Purchase Plan each fiscal year. Under the 401(k) Plan, employees may make non-matched contributions. Contributions to the officers listed in the table above were limited as required under the Internal Revenue Code of 1986, as amended, and its regulations. Account balances are invested in a trust managed by a trustee until finally distributed. Amounts vest under our Employees' Profit-Sharing Retirement Plan and Money Purchase Plan according to a scaled vesting schedule beginning with 20% after three years of service, plus 20% for each subsequent year of service and full vesting after seven years. All of the officers listed in the table above are 100% vested. Full vesting also occurs upon normal retirement or termination of employment due to death or total disability. For Mr. Black, the fiscal year 2001 amount also includes $28,900 under the above described plans and amounts payable in connection with his assignment in France, including $8,430 for cost of living, $13,332 for moving expenses and $100,000 as compensation for loss of family income. For Mr. Love, the fiscal year 2001 amount also includes $28,900 under the above described plans and $34,230 for moving expenses paid in connection with his relocation to Michigan.
7 Mr. Rougier-Chapman retired effective as of the close of business, April 20, 2001. Mr. James P. Keane currently serves as Senior Vice President, Chief Financial Officer.

Option Grants in Last Fiscal Year/1 /

   The table below shows options to acquire Class A Common Stock granted during fiscal year 2001 under our Incentive Compensation Plan to the executive officers shown in the Summary Compensation Table.

                                                               Percent of
                                                    Number of    Total
                                                    Securities  Options   Exercise              Grant
                                                    Underlying  Granted    Or Base              Date
                                                     Options       to       Price   Expiration Present
           Name and Principal Position               Granted   Employees  ($/Share)    Date    Value/2/
           ---------------------------              ---------- ---------- --------- ---------- --------
James P. Hackett...................................  185,703      9.8%     $10.50    3/21/10   $672,096
  President and Chief Executive Officer
Robert A. Ballard..................................   63,539      3.3%     $10.50    3/21/10   $229,960
  President, Steelcase North America
Robert W. Black....................................   39,737      2.1%     $10.50    3/21/10   $143,816
  President, International
Alwyn Rougier-Chapman..............................   38,605      2.0%     $10.50    3/21/10   $139,719
  Senior Vice President--Finance, Chief Financial
  Officer
Michael I. Love....................................   20,927      1.1%     $10.50    3/21/10   $ 75,739
  President and Chief Executive Officer
  Steelcase Design Partnership
Mark T. Greiner....................................   18,163      1.0%     $10.50    3/21/10   $ 65,736
  Senior Vice President--Research, Concepts and
  Ventures

Notes:

1 These options were granted on March 21, 2000 and vest in three equal installments at the end of each subsequent year. Upon retirement, each officer's options will continue to vest as if employment continued, but vested options may only be exercised within the following five years. The options fully vest upon death or total disability and may only be exercised within one year after death or disability. If the officer is terminated for gross misconduct or engages in certain competitive activity, vested and unvested options will be forfeited. Upon termination of employment for any other reason, vested options may only be exercised within 90 days and any unvested options are forfeited. In no event may options be exercised after March 21, 2010.
2 These values were determined using the Black-Scholes option pricing model based upon the following assumptions:

       .  Market price volatility of 44.40%
       .  Exercise of the option in 4 years
       .  A risk-free rate of return of 6.43%
       .  An annual dividend yield of 3.00%

    Our use of the Black-Scholes option pricing model does not necessarily mean that we believe that this model accurately determines the value of the options. The actual value of the options, if any, realized by an officer will depend on the extent to which the market price of the Class A Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by the officer will be at or near the above estimated value. These amounts should not be used to predict stock performance.

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

                                                           Number of Securities
                                                          Underlying Unexercised   Value of Unexercised in the
                                        Shares                  Options at              Money Options at
                                       Acquired              February 23, 2001          Februay 23, 2001
                                          on     Value   ------------------------- ---------------------------
    Name and Principal Position        Exercise Received Exercisable Unexercisable Exercisable   Unexercisable
    ---------------------------        -------- -------- ----------- ------------- -----------   -------------
James P. Hackett......................    0        $0      166,667      459,036      $30,917       $823,215
  President and Chief Executive
  Officer

Robert A. Ballard.....................    0        $0       86,667      206,872      $17,667       $295,843
  President, Steelcase North America

Robert W. Black.......................    0        $0       30,000       89,737      $ 6,625       $176,172
  President, International

Alwyn Rougier-Chapman.................    0        $0       51,333      122,272      $ 8,883       $175,947
  Senior Vice President-- Finance,
  Chief Financial Officer

Michael I. Love.......................    0        $0        5,500       29,927      $   994       $ 87,788
  President and Chief Executive
  Officer--Steelcase Design
  Partnership

Mark T. Greiner.......................    0        $0       18,667       49,496      $ 4,417       $ 83,301
  Senior Vice President
  Research, Concepts and Ventures

           Long-Term Incentive Plan--Awards in the Last Fiscal Year

The table below shows the amounts of long-term compensation earned in fiscal year 2001 by the executive officers named in the Summary Compensation Table.

                                            Estimated
                                             Future
                                            Targeted
                                    Number   Payouts
                                   of Stock for Non-  Performance
                                   Options    Stock   Period Until
             Name                  Awarded   Awards    Maturation
             ----                  -------- --------- ------------
             James P. Hackett.....  26,784  $349,536    3 years
             Robert A. Ballard....  15,039  $196,262    3 years
             Alwyn Rougier-Chapman   5,813  $ 75,860    3 years
             Robert W. Black......   5,587  $ 72,916    3 years
             Michael I. Love......   5,278  $ 68,876    3 years
             Mark T. Greiner......   4,353  $ 56,813    3 years

   The amount shown above represents the long-term component of compensation earned under the Management Incentive Plan. Of this amount, 25% will be paid in the form of stock options. See pages 14 and 15 of the Proxy Statement dated May 17, 2001 for a description of the Management Incentive Plan and a description of the method of calculation used to determine the number of options and cash awarded.

Supplemental Retirement Plan

   The executive officers named in the Summary Compensation Table participate in our 1994 Executive Supplemental Retirement Plan. Under this unfunded plan, benefits are paid directly to officers of Steelcase who are selected as participants in the plan by our Compensation Committee. Benefits under the plan are paid following retirement at age 65, at early retirement age when the officer's age plus years of service to Steelcase equal 80, or upon the officer's death. Benefits are paid to the officer or the surviving spouse. Each participating officer receives the following benefits:

   (1) Five annual payments equal to 70% of average base salary for the three consecutive calendar years prior to retirement or death, multiplied by the vested percentage, and

   (2) 15 annual payments equal to $50,000, multiplied by the vested percentage.

   An officer's vested percentage is 20% after three years of service while a participant in the plan plus 20% for each subsequent year, with full vesting after seven years of service while a participant. Benefits normally begin the March 1 following the earlier of the participant attaining age 65 and retiring, or death. In the event of early retirement and with the approval of the Administrative Committee for the plan, a participant can choose to receive earlier benefits in lower annual amounts and ending on the date that the final payment would have been made had no earlier benefits been elected.

   An officer forfeits rights to receive benefits under the plan in the following circumstances:

      .  Employment is terminated before reaching normal or early retirement

      .  Employment is terminated for cause

      . Death without a surviving spouse or the surviving spouse dies after the officer's death, or

      . Competition with Steelcase without the prior consent of the Administrative Committee.

                 Executive Supplemental Retirement Plan Table

   The following table shows an estimate of the annual amount payable to an executive officer or surviving spouse for each of the first five years after the officer satisfies the requirements for payment under the plan. The amounts shown include the two benefits described on page 5, and assumes no early payment election is made.

            Average
          Base Salary
        (Final 3 years)            Years of Participation
        --------------- ---------------------------------------------
                           3          4        5        6     7 or more
                        --------   -------- -------- -------- ---------
           $800,000     $122,000   $244,000 $366,000 $488,000 $610,000
            750,000      115,000    230,000  345,000  460,000  575,000
            700,000      108,000    216,000  324,000  432,000  540,000
            650,000      101,000    202,000  303,000  404,000  505,000
            600,000       94,000    188,000  282,000  376,000  470,000
            550,000       87,000    174,000  261,000  348,000  435,000
            500,000       80,000    160,000  240,000  320,000  400,000
            450,000       73,000    146,000  219,000  292,000  365,000
            400,000       66,000    132,000  198,000  264,000  330,000
            350,000       59,000    118,000  177,000  236,000  295,000
            300,000       52,000    104,000  156,000  208,000  260,000
            250,000       45,000     90,000  135,000  180,000  225,000
            200,000       38,000     76,000  114,000  152,000  190,000


   After the first five annual payments, the total benefit reduces to the amounts shown in the following table (this benefit is paid for years 6 through 15):

                           Years of Participation
                  -----------------------------------------
                     3         4       5       6    7 or more
                  -------   ------- ------- ------- ---------
                  $10,000   $20,000 $30,000 $40,000  $50,000

   Social Security and other offsetting amounts are not deducted from the payments shown above.

   As of the date of this Proxy Statement, the executive officers named in the Summary Compensation Table, except for Mr. Love who began participating in the plan in March of 2001, have completed the following years of service while a participant under the plan:


                           James P. Hackett..... 10

                           Robert A. Ballard.... 15

                           Alwyn Rougier-Chapman 18

                           Robert W. Black......  4

                           Mark T. Greiner......  4


Restoration Retirement Plan


   Each executive officer named in the Summary Compensation Table participates in our Restoration Retirement Plan. This plan is an unfunded defined contribution plan that is intended to restore retirement benefits which would otherwise be paid under our Employees' Profit-Sharing Retirement Plan or Money Purchase Plan, but are lost as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17).

   Each participant in the Management Incentive Plan for the full year, including each executive officer named in the Summary Compensation Table, is eligible to participate in our Restoration Retirement Plan. Each year, we make contributions to an officer's account at the same combined rate of contribution for the plan year used in determining benefits under our Profit-Sharing Plan and Money Purchase Plan. For purposes of determining the contribution amount to the plan, eligible compensation is the amount of the officer's base salary and annual bonus under the Management Incentive Plan that exceeds the limit under the Internal Revenue Code Section 401(a)(17), but not more than twice the limit. Each officer's account balance is credited each plan year with earnings at the rate of return on investments for the officer under our Employees' Profit-Sharing Retirement Plan and Money Purchase Plan for that same plan year.

   Benefits are payable from the Restoration Retirement Plan after an officer terminates employment according to a vesting schedule of 20% after three years of service plus 20% for each year thereafter, with full vesting after seven years of service. Each executive officer named in the Summary Compensation Table is 100% vested. Benefits are payable in lump sum or in annual installments over four years. Benefits are forfeited if the officer is terminated for cause as determined by the Compensation Committee, or if the officer engages in certain competitive activity, without the prior consent of the Administrative Committee for the plan.

Deferred Compensation

   Steelcase has one or more individual deferred compensation agreements with each executive officer named in the Summary Compensation Table, with the exception of Mr. Black, Mr. Love and Mr. Greiner. If the applicable officer completes the deferrals and lives until age 70, we will make annual payments for 15 years commencing in the March following the officer's 70th birthday. If the officer dies before attaining age 70, we will make payments in the same manner and over the same time period to the designated beneficiary. If the officer is discharged for cause, we will pay the compensation actually deferred, without interest, in five equal annual payments. The officers become vested in their right to receive payments under the agreements over the five years following the end of the deferral period.

   Each executive officer named in the Summary Compensation Table participates in the Deferred Compensation Plan, with the exception of Mr. Love. This is a non-qualified plan under which the applicable officer may defer up to 25% of base salary and/or up to 50% of annual incentive payment under our Management Incentive Plan. The officer may choose to have the deferral amount deemed invested in eight different investment funds. The officer receives the total amount of deferral and investment earnings after leaving Steelcase in accordance with a benefit election. Payment will be in a lump sum or annual installments over 5 or 10 years.

Retirement Agreement

   Effective April 20, 2001, Steelcase and Alwyn Rougier-Chapman entered into an agreement related to Mr. Rougier-Chapman's retirement after a career of more than 19 years with Steelcase. Under the agreement, Mr. Rougier-Chapman will receive an annual payment of $400,000 for each of the years 2002, 2003 and 2004 and will receive a single payment of $25,000, which is intended to defray the cost of a portion of his retiree health care premiums. In addition, Mr. Rougier-Chapman is entitled to receive benefits to which he became entitled during his employment under various plans described above, in accordance with the plans' provisions. Mr. Rougier-Chapman has agreed to continue to serve as a member of the Board of Directors of certain Steelcase subsidiaries, for which he will be paid the fees and reimbursements available to non-employee Directors of those entities.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is contained in the Proxy Statement, under the caption "Stock Ownership of Management and More than 5% Shareholders" and is not incorporated herein by reference, but is restated below.

          STOCK OWNERSHIP OF MANAGEMENT AND MORE THAN 5% SHAREHOLDERS

   The table below shows how much Steelcase Common Stock was beneficially owned as of May 1, 2001 (unless another date is indicated) by:

    1. Each Director and nominee for Director

    2. Each executive officer named in the Summary Compensation Table on page 2

    3. Each other person known by Steelcase to beneficially own more than 5% of Steelcase Common Stock

    4. All Directors and executive officers as a group

   Generally, a person "beneficially owns" shares if the person has or shares with others the right to vote those shares or to dispose of them, or if the person has the right to acquire such voting or disposition rights within 60 days after May 1, 2001 (for example, by exercising options). In most cases, each individual has the sole power to vote or dispose of the shares shown as beneficially owned in the table below. Where this is not the case, voting and disposition power is clarified in the notes following the table.

                                                     Class A Common Stock/1/      Class B Common Stock
                                                 -------------------------------  ---------------------
                                                    Shares                           Shares
                                                 Beneficially   Stock    Percent  Beneficially Percent  Deferred
            Name of Beneficial Owner                Owned     Options/2/ of Class    Owned     of Class Stock/3/
            ------------------------             ------------ ---------  -------- ------------ -------- --------
Robert A. Ballard...............................      8,000    134,513        *        56,000       *         0
David Bing......................................          0      5,739        *             0       *       886
Robert W. Black/4/..............................        110     53,246        *        21,000       *         0
William P. Crawford/5/..........................         10     59,196        *    11,456,886    10.0         0
Mark T. Greiner.................................        110     31,388        *             0       *         0
James P. Hackett/6/.............................     27,810    275,235        *        81,900       *         0
Earl D. Holton/7/...............................      8,000     18,495        *             0       *     4,782
David D. Hunting, Jr./8/........................        306      5,739        *     3,514,154     3.1         0
David W. Joos...................................          0          0        *             0       *         0
Elizabeth Valk Long/9/..........................      1,000          0        *             0       *       121
Michael I. Love.................................        560     13,976        *             0       *         0
Frank H. Merlotti/10/...........................        100    105,739        *         7,628       *         0
Robert C. Pew II/11/............................          0      5,739        *    21,384,805    18.6         0
Robert C. Pew III/12/...........................     14,000      5,739        *     1,799,241     1.6         0
Alwyn Rougier-Chapman/13/.......................        736     77,535        *        80,571       *         0
Peter M. Wege II/14/............................  5,700,000      5,739     17.5     1,114,631       *         0
P. Craig Welch, Jr./15/.........................      5,000      5,739        *     5,440,456     4.7     5,450
Old Kent Financial Corporation and Old Kent
  Bank, as trustee, agent or custodian/16/......    256,027          0        *    85,614,565    74.5         0
 111 Lyon Street, N.W.
 Grand Rapids, MI 49503
Peter M. Wege/17/...............................  5,925,500      5,739     18.2    23,152,036    20.1         0
 P.O. Box 6388
 Grand Rapids, MI 49516
Charles C. Lundstrom, as co-trustee of the Peter
  Martin Wege Trust/18/.........................          0          0        *    20,050,323    17.4         0
 45 Concho Circle
 Sedona, AZ 86351
Thomas Crawford/19/.............................          0          0        *     9,149,165     8.0         0
 300 Hot Springs Road #I-175
 Santa Barbara, CA 93108
Allen I. Hunting, Jr./20/.......................          0          0        *     8,441,404     7.3         0
 2820 Pioneer Club Rd.
 Grand Rapids, MI 49506
Mary I. Pew/21/.................................          0          0        *     7,739,651     6.7         0
 c/o Steelcase Inc.
 901 44th Street
 Grand Rapids, MI 49508
Directors and Executive Officers as a group
  (20 persons)/22/..............................  5,766,802    906,181     19.9    44,957,272    39.1    11,239

*  Less than 1%

Notes:

1 Each share of Class B Common Stock can be converted at the option of the holder into one share of Class A Common Stock and is automatically converted into a share of Class A Common Stock when transferred to a person who is not a Permitted Transferee (as defined in Steelcase's Second Restated Articles of Incorporation). The number of shares of Class A Common Stock and percentages contained under this heading do not account for this conversion right. If, however, the number of shares of Class A Common Stock beneficially owned by each shareholder was calculated to include the number of shares such shareholder would acquire upon conversion of his or her Class B Common Stock, the following shareholders, in addition to those reflected in the table above and in notes 4 through 22 below, would be deemed to beneficially own the number of shares of Class A Common Stock and the percentage of the total shares of Class A Common Stock listed after their names as follows:

           ABJ Investments Limited Partnership 4,476,491 shares 12.1%
           Beldon II Fund..................... 2,135,221 shares  6.1%
           Mary W. Corl....................... 3,607,735 shares 10.0%
           Allen I. Hunting, Sr............... 4,476,491 shares 12.1%
           Anne Hunting....................... 5,158,883 shares 13.7%
           Helen J. Hunting................... 4,476,491 shares 12.1%
           James F. Hunting................... 5,538,026 shares 14.7%
           John R. Hunting.................... 2,988,565 shares  8.4%
           William W. Idema................... 3,823,990 shares 10.5%
           Olive Shores, Inc.................. 4,476,491 shares 12.1%
           Catherine H. Osborne............... 2,035,742 shares  5.9%
           James C. Welch..................... 4,611,394 shares 12.4%
           Kate P. Wolters.................... 2,028,385 shares  5.9%

   This information is based on a Schedule 13G dated December 31, 1998, or an Amendment to Schedule 13G dated December 31, 2000, as applicable, filed by each of the listed shareholders with the Securities and Exchange Commission.
2 This column shows the number of shares of Steelcase Class A Common Stock which may be acquired as a result of the exercise of stock options within 60 days of May 1, 2001.
3 The number of shares shown in this column represent shares of Class A Common Stock deemed to be credited to the respective Directors' accounts under our Non-Employee Director Deferred Compensation Plan. See page 8 of the Proxy Statement dated May 17, 2001 for a description of the plan. Under the plan, Directors have no right to receive any shares and have no voting or dispositive power over any shares.
4 Includes 6,300 shares of Class B Common Stock held by trusts of which Mr. Black's wife serves as trustee.
5 Includes (a) 9,444,208 shares of Class B Common Stock held by trusts of which Mr. Crawford serves as co- trustee, (b) 60,058 shares of Class B Common Stock held by Mr. Crawford's wife, (c) 482,425 shares of Class B Common Stock held by a trust of which Mr. Crawford's wife serves as trustee, and (d) 51,957 shares of Class B Common Stock held by a trust of which Mr. Crawford's wife serves as co-trustee.
6  Includes 10,585 shares of Class B Common Stock held by Mr. Hackett's wife.
7 Includes 3,000 shares of Class A Common Stock held jointly by Mr. Holton and his wife.
8 Includes (a) 306 shares of Class A Common Stock and 1,555,302 shares of Class B Common Stock held by a trust of which Mr. Hunting serves as co-trustee and of which Mr. Hunting has the right to revoke within 60 days, and (b) 1,566,544 shares of Class B Common Stock held by a trust of which Mr. Hunting's wife serves as trustee.
9 Includes 1,000 shares of Class A Common Stock held jointly by Ms. Long and her husband.
10 Includes 7,628 shares of Class B Common Stock held by a trust of which Mr.
   Merlotti's wife serves as trustee.
11 Includes (a) 15,928,987 shares of Class B Common Stock held by trusts of which Mr. Pew serves as co-trustee, (b) 1,898,933 shares of Class B Common Stock held by a trust of which Mr. Pew's wife serves as co-trustee and of which Mr. Pew has the right to revoke within 60 days, and (c) 3,556,885 shares of Class B Common Stock held by a trust of which shares Mr. Pew has the sole power to vote and Mr. Pew's wife shares the power to dispose. Excludes 400,000 shares of Class B Common Stock held by the Mary and Robert Pew Education Fund of which Mr. Pew serves as one of seven trustees, of which shares Mr. Pew disclaims beneficial ownership.

12 Includes (a) 2,000 shares of Class A Common Stock and 193,685 shares of
   Class B Common Stock held by a trust of which Mr. Pew serves as co-trustee and (b) 834,400 shares of Class B Common Stock held by a charitable foundation of which shares Mr. Pew has the sole power to vote and dispose.
13 Includes 152 shares of Class A Common Stock and 21,014 shares of Class B
   Common Stock held by Mr. Rougier-Chapman's wife.
14 Includes (a) 369,148 shares of Class B Common Stock held by trusts of which
   Mr. Wege's wife serves as trustee, (b) 96,600 shares of Class B Common Stock held by a trust of which Mr. Wege's wife serves as co-trustee, (c) 281,169 shares of Class B Common Stock held by a limited partnership of which Mr. Wege and his wife are general partners, and (d) 5,700,000 shares of Class A Common Stock held by the Peter M. Wege Charitable Remainder Trust, dated October 10, 1997, of which trust Mr. Wege serves as trustee. Peter M. Wege is not a trustee of the Trust but he has the power to change the charitable beneficiary of the Trust. Excludes 221,200 shares of Class A Common Stock and 338,928 shares of Class B Common Stock held by The Wege Foundation, of which Mr. Wege serves as one of six trustees, of which shares Mr. Wege disclaims beneficial ownership.
15 Includes (a) 3,760,976 shares of Class B Common Stock held by trusts of which Mr. Welch serves as co-trustee, (b) 5,000 shares of Class A Common Stock held jointly by Mr. Welch and his wife, (c) 274,350 shares of Class B Common Stock held by trusts of which Mr. Welch's wife serves as trustee, (d) 101,540 shares of Class B Common Stock held by trusts of which Mr. Welch's wife serves as co-trustee, and (e) 834,400 shares of Class B Common Stock held by JCT Foundation of which Mr. Welch is President and Principal Manager.
16 Based on an Amendment to Schedule 13G dated December 31, 2000, filed by Old
   Kent Financial Corporation and Old Kent Bank with the Securities and
   Exchange Commission. Includes (a) 18,837,456 shares that Old Kent Financial Corporation and Old Kent Bank have the sole power to vote, (b) 36,559,315 shares that Old Kent Financial Corporation and Old Kent Bank share with others the power to vote, (c) 18,828,106 shares that Old Kent Financial Corporation and Old Kent Bank have the sole power to dispose, and (d) 54,769,576 shares that Old Kent Financial Corporation and Old Kent Bank share with others the power to dispose.
17 Based on an Amendment to Schedule 13G dated December 31, 2000, filed by
   Peter M. Wege with the Securities Exchange Commission. Includes (a) 20,050,323 shares of Class B Common Stock held by The Peter Martin Wege
   Trust (see note 18 below), of which shares Mr. Wege disclaims beneficial ownership; Mr. Wege has the power to block sales of the shares held by the trust, (b) 221,200 shares of Class A Common Stock and 338,928 shares of
   Class B Common Stock held by The Wege Foundation of which Mr. Wege serves as one of six trustees and has the power to appoint the other trustees, and (c) 5,700,000 shares of Class A Common Stock held by Peter M. Wege Charitable Remainder Trust (see note 14 above), of which Mr. Wege is not a trustee but as to which Mr. Wege has the power to change the charitable beneficiary.
18 Based on a Schedule 13G dated December 31, 1998, filed by Charles C.
   Lundstrom with the Securities and Exchange Commission. Peter M. Wege has the power to block sales of the shares held by the Peter Martin Wege Trust.
19 Based on a Schedule 13G dated December 31, 1999, filed by Thomas Crawford with the Securities and Exchange Commission. Includes 9,122,248 shares that Mr. Crawford shares with others the power to vote and dispose.
20 Based on a Schedule 13G dated December 31, 1998, filed by Allen I. Hunting,
   Jr. with the Securities and Exchange Commission. Includes 7,813,033 shares that Allen I. Hunting, Jr. shares with others the power to vote and the power to dispose.
21 Based upon a Form 4 for March 2001 filed by Mary I. Pew with the Securities and Exchange Commission. Includes 7,739,651 shares that Mrs. Pew shares with others the power to vote and dispose.
22 Includes (a) the shares described in notes (4) through (15) above (to the extent included in the shares deemed to be beneficially owned by the relevant Directors and executive officers), (b) 400 additional shares of Class A Common Stock held jointly by one of the executive officers and his wife, and (c) 220 additional shares of Class A Common Stock held jointly by one of the executive officers and her husband.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STEELCASE INC.

                                                  /s/  JAMES P. KEANE
                                          By: _______________________________
                                                       James P. Keane
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Date:  February 21, 2002