Form 10-K
period 2002-02-22
STEELCASE INC
filed 2002-05-09
CIK 1050825

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 22, 2002

Commisson File Number 1-13873

STEELCASE INC.
(Exact name of registrant as specified in its charter)

Michigan	38-0819050
(State of incorporation)	(IRS employer identification number)

901 44th Street,
Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip Code)

(616) 247-2710
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of April 29, 2002, the registrant had outstanding 35,684,382 shares of Class A Common Stock and 111,798,840 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $488,399,474 computed by reference to the closing price of the Class A Common Stock on that date as reported by the New York Stock Exchange. Although there is no quoted market for registrant’s Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on April 29, 2002, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates on that date was $1,390,441,087.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.    Business:

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Report. As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the company” and similar references are to Steelcase Inc. and its consolidated subsidiaries.

General

The Company Overview

Steelcase is the world’s largest designer and manufacturer of products used to create high-performance work environments. We are focused on helping individuals and organizations around the world work more effectively by actively pursuing a user-centered product and services strategy, which addresses the three core elements of the office environment—architecture, furniture and technology. Our product portfolio includes furniture systems, seating, desks, lighting, storage, demountable walls, raised floors, zone cabling, information display appliances, group communication tools, and related products and services. Our other businesses include design and innovation services, financial services, furniture refurbishing services, marine accessories and workplace consulting services.

Steelcase was founded in 1912 and is headquartered in Grand Rapids, Michigan. We are a Fortune 500 company with fiscal 2002 revenue of approximately $3.09 billion. We have manufacturing facilities in over 40 locations and approximately 19,300 employees worldwide. We distribute products through a network of independent dealers in approximately 830 locations around the world. Each dealership has its own sales force, supported by our sales representatives, who work closely with dealers throughout the sales process. We have historically experienced minimal turnover in our dealership network. The success of our business is not dependent on any single dealership. Our largest dealership makes up about 3% of our total revenue and our top five dealers combined comprise approximately 13% of our total revenue.

Our Products

In the past, we have been known primarily as an office furniture manufacturer. Today, we are a global work effectiveness company. We focus on providing knowledge, products and services that enable our customers to create work environments that help people in offices work more effectively. Because of this focus, we have an evolving portfolio of integrated architecture, furniture and technology products. Our unique Pathways portfolio reflects our product strategy and is illustrative of how architecture, furniture and technology products can blend seamlessly together to create work environments that offer exceptional flexibility, affordability and user-control.

We offer the following broad array of products at various price points and with a variety of aesthetic options and performance features:

Furniture

Panel-based and freestanding furniture systems.    Moveable and reconfigurable furniture components used to create individual workstations and other work environments. Systems furniture can be used to improve visual and acoustic privacy, accommodate power and data cabling, and support technology and other worktools.

Storage.    File cabinets, cupboards, and pedestals. These products help people store and retreive documents and objects.

Seating.    High-performance, general use, executive, guest, lounge and stackable chairs. These products help people work more comfortably, and increasingly offer user-adjustable controls.

Tables.    These products are used by individuals and teams in office, learning and café settings.

Textiles and surface materials.    Upholstery fabric, panel fabric and wall coverings. These products offer a wide range of design alternatives to create more appealing workplaces.

Desks and office suites.    Wood and non-wood casegoods. Private offices and shared enclaves can offer users higher levels of privacy and uninterrupted concentration, and the products that go in them remain an important part of our product portfolio.

Architecture

Interior architecture.    Full and partial height walls with fabric, hard surface glass or whiteboard surface materials, raised floors, doors and modular post and beam products for open plan environments and other office and learning environments.

Lighting.    Adjustable and energy-efficient task, ambient and accent lighting. Effective lighting can reduce eyestrain and related fatigue, and can create more attractive work environments.

Technology

Technology.    Infrastructure products, such as modular communications, data and power cabling; information appliances and Internet based data sharing systems, such as interactive signs and space scheduling systems; and group communication tools, such as interactive whiteboards. These products help workers more easily access power and data as they move throughout their work environments.

Worktools.    Computer support, technology management, organizers, information management products and portable whiteboards.

Business Segments

We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments—North America and International—and a Financial Services segment. The North America segment includes the United States, Canada, the Steelcase Design Partnership (“SDP”), and our IDEO Product Development Inc. (“IDEO”) and Attwood subsidiaries. PolyVision, acquired in November 2001, has been added to SDP within our North America segment. The International segment reflects all other non-North America manufacturing and sales operations. The Financial Services segment provides leasing services to customers and selected financing services to our dealers, primarily in North America, and more recently in Europe. Additional information about our reportable segments is contained in this Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 16 and 17 to the Consolidated Financial Statements, including disclosure of our domestic and foreign revenue and long-lived assets.

North America Segment

Our North America segment consists of manufacturing and sales operations in the United States and Canada. Our offerings in North America include architecture, furniture and technology products as described above, under the Steelcase brand, Turnstone brand, and SDP brands which include: Metro, DesignTex, Vecta, Details, Brayton, and PolyVision. Our North America segment also includes Revest, our remanufactured furniture and refurbishing services subsidiary, IDEO, our design and innovation services subsidiary and Attwood, our plastic injection molding and marine accessories subsidiary. In fiscal 2002, the North America segment accounted for $2,413.0 million, or 78.1% of our total revenue. Our largest customer accounted for approximately 1% of the segment’s revenue, and our top five customers in North America accounted for less than 5% of the segment’s revenue in fiscal 2002.

Office Furniture Systems

Since the mid-1980’s, furniture systems have been the largest product category in the United States office furniture market, representing approximately one-third of all office furniture sold in calendar year 2001. We believe we are the market leader in this category based on revenue, offering a broad range of aesthetic options, performance features, applications and price points. Office furniture systems consist of movable and reconfigurable components, which can be used to create work environments of variable sizes and configurations. Furniture systems generally use movable panels for space division, acoustic and visual privacy, structural support and as conduits for power, telecommunications and data cabling. Furniture systems also include panel-supported and freestanding components such as work surfaces, desks, pedestals, drawers, binder bins, filing, lighting fixtures and keyboard support shelves. Furniture systems offer customers more flexibility and greater space efficiency than traditional drywall-based private offices and undivided desk areas.

Pathways

Pathways is an evolving portfolio of integrated architecture (which includes walls, doors, floors and lighting), furniture and technology (which includes both infrastructure and appliance) products that enable customers to create flexible, user-centered work environments. Pathways products are designed to blend with a broad range of Steelcase products.

Seating

Seating represented approximately one-quarter of all the office furniture sold in the United States in calendar year 2001. We believe we are the world’s largest office seating manufacturer based on revenue, and a proven market leader in seating innovation. We believe our focus and research on materials, ergonomics, technology and work processes, along with our broad platform of product styles and price points, will maintain and enhance our share of the seating market. We believe that we offer the widest selection of chair types and chairs in the office furniture industry, providing chairs and other types of seating for virtually every office need. Our primary seating products are high-performance chairs. Other seating products include guest, executive, lounge, stackable and collaborative or team-based offerings in both wood and non-wood materials.

Storage Solutions

We believe that we have been a leader in office storage products and systems since the 1940’s. Current product offerings include a broad variety of vertical and lateral filing cabinets, bookcases and other types of storage components. All of the office furniture systems we offer are complemented by a full range of integrated storage solutions, including binder bins, storage cabinets, personal storage towers, mobile and fixed pedestals and numerous choices of lateral and vertical files coordinated in design and color.

Desks and Casegoods

Steelcase offers a wide variety of traditional, transitional and contemporary desk and casegood products. These products offer a range of solutions for private offices, team rooms and open plan environments. Desks and casegoods are offered across many brands and in a variety of materials, providing a broad scope of style and performance options. In addition, the Turnstone brand desks and casegoods are targeted to more cost-conscious customers.

Refurbished and Remanufactured Furniture

Our Revest unit offers high quality remanufactured and refurbished office furniture, including systems products. Revest creates ‘‘like new’’ furniture by rebuilding Steelcase office furniture, which includes the replacement of parts and electrical components with new products and finishes to meet certain functional, image and budget needs.

Steelcase Design Partnership

SDP brands include furniture and technology products used in lobby and reception areas, cafeteria and informal gathering areas, private offices, learning environments, executive conference areas, group work environments, video conference facilities and health care environments. SDP also provides surface materials for hospitality, health care and contract markets and ergonomic tools for the workplace. The Steelcase Design Partnership includes: Brayton International Inc; Metropolitan Furniture Corporation; Office Details Inc.; Vecta; the DesignTex Group, formerly called the Steelcase Surfaces Partnership, which began in January 1999 with the combined operations of DesignTex Fabrics, Inc. and J.M. Lynne Co., Inc.; and, PolyVision Corporation. Polyvision, acquired during fiscal 2002, is a manufacturer and installer of visual communications products for learning environments and office settings.

International Segment

Our International segment includes all sales and manufacturing operations outside of the United States and Canada. We have combined the operations that were formerly part of our Steelcase Strafor joint venture with all other international operations. Today, the International segment includes 18 manufacturing facilities and 4 joint ventures located in 15 countries, represents 4,400 employees and serves customers through a network of approximately 440 dealers.

In fiscal 2002, our International segment accounted for $596.9 million, or 19.3% of our total revenue. We have a market leadership position in several countries, including France and Spain.

Our International segment develops and manufactures most of the products it sells. International also sells, in its markets, products that were developed by the North America segment. In some cases, these products are made locally, and in other cases the products are manufactured in North America.

Office Furniture Systems

Our office furniture systems category includes desking systems, panel-based systems and executive furniture. Desking systems account for nearly half of all office furniture sold in the international market. Desking systems consist of various types of desks, tables and work surfaces that can be used in many freestanding and mobile arrangements. We believe we are a European market leader in desking systems, placing a priority on the balance between aesthetics and efficiency.

Seating

As in the United States, the seating product category makes up about one-quarter of the total European office furniture market. We believe we are a market leader in Europe, offering a wide range of functional, ergonomic and aesthetic choices. High-performance and general use chairs, as well as guest and lounge seating are offered under several product names. We believe that our focus and research on materials, ergonomics, technology and work processes, along with our broad platform of product styles and price points will maintain and enhance our share of the European seating market.

Filing and Storage

We believe we are also a leader in the filing and storage product category of the European market. Our office furniture workstation offerings are complemented by a full range of storage solutions, including modular and personal filing and storage products, some that are stationary and others that are mobile. We also manufacture and market a variety of filing and storage products.

Financial Services Segment

Our Financial Services segment provides leasing services to customers primarily in North America, and more recently in Europe, to facilitate the purchase of Steelcase products. This segment also provides selected financing services to our dealers. In fiscal 2002, the Financial Services segment accounted for $79.6 million, or 2.6% of our total revenue.

Leasing provides a financing alternative that is attractive for certain customers. Leasing represents less than 10% of total furniture sales in North America. The dealer financing portion of this segment provides project financing and secured lending to certain dealers.

Raw Materials and Suppliers

We believe adequate sources are available for all of our raw materials. We utilize steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material in our manufacturing and business operations. We are implementing three major supply-chain management objectives aimed at producing significant cost savings, streamlining our processes and supporting greater innovation. First, our strategic sourcing initiative focuses on re-evaluating supplier capabilities and costs and when necessary, restructuring the supply chain (steel, fabric, wood core, etc.). Second, we are involving our suppliers much earlier in the product development process so that we can more closely collaborate and leverage their expertise and knowledge about innovative materials and applications. Finally, our SupplySync project currently underway, enhances communication and information sharing by linking our supply base through the Internet so that our supply chain (including Steelcase) can act as one integrated unit.

Product Design and Development

Our new product development process begins with research that seeks to discover emerging patterns of user behavior in the workplace and changes in the way people work. Our research methods include on-site observation of individuals, groups and teams working in their offices, human factor studies and often includes collaboration with universities and other companies. Our research activity is a corporate function and occurs primarily in North America and Europe.

Understanding patterns of behavior helps us identify and anticipate user needs. Our design teams develop prototypical solutions to address these needs. These solutions are sometimes single products, and are sometimes integrated settings of architecture, furniture and technology components. Design work is organizationally distributed across our major businesses and SDP companies, and can involve outside design services. We also rely on our design and innovations subsidiary, IDEO to enhance existing products and to design new products.

Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Next, designers work closely with our engineers and outside suppliers to co-develop products and processes that lead to more efficient manufacturing without compromising key user benefits. Products are tested for performance, quality, and compliance with regulations.

Over the past three years, we have invested approximately $203 million in product research, design and development.

Manufacturing

We manufacture our products in more than 40 locations throughout the world, including the United States, Canada, Mexico and Europe. Substantially all of our manufacturing facilities ‘‘build to order’’ rather than to ‘‘forecast,’’ which minimizes finished goods inventory levels and emphasizes continuous improvement and delivery time to customers. As a result of order processing and customer service improvements, our average lead-time, i.e., the time from order to delivery, has been reduced and reliability (complete/on-time delivery) has been increased in North America. We have an extensive distribution system in North America and utilize both our company-owned trucking fleet and commercial transport and delivery services in North America. We continue to focus on order processing and customer service improvements in International. We have an extensive distribution system throughout the world and we utilize multiple means for delivery to our customers throughout our international markets.

We are implementing lean manufacturing principles in many of our plants. Lean manufacturing involves smaller batch sizes, cellular or team-based manufacturing, flow and pull methods of managing work in process, and other world-class production techniques. We are also implementing advanced planning and scheduling systems to help coordinate production of a given order across multiple plants and multiple delivery times. We are exploring opportunities to outsource certain manufacturing processes when suppliers can offer additional efficiencies or other performance benefits. These strategies along with other initiatives are helping us create the new Steelcase Production System. As we continue with implementation, we expect to improve our productivity, increase the effective capacity of each plant, reduce inventories, and create a less capital-intensive industrial model. Over time, we will continue to examine opportunities to consolidate manufacturing and distribution operations and dispose of assets that represent excess capacity.

Working Capital

Our receivables are primarily from our dealers, and our terms encourage prompt payment. Payment terms vary by country and region, and some international markets have, by convention, much longer payment terms than in other markets. We do not believe that we, nor the industry in general, have any special practices or conditions related to working capital items that are significant to understanding our business.

Backlog

Since our products generally are manufactured and shipped within a few weeks following receipt of order, the amount of backlog at any particular time is not a meaningful indicator of longer-term shipments.

Intellectual Property

We own approximately 1,400 designs and patents throughout the world. In the United States, we have more than 375 active utility patents and 200 active design patents relating to current and anticipated products. We also own approximately 800 designs and patents in a number of other countries. The average remaining life of the utility patents in our U.S. portfolio is approximately 12 years. Our wholly owned subsidiary, Steelcase Development Corporation, acquires, manages, licenses, and enforces our intellectual property rights.

We have also registered various trademarks and service marks in the United States and other countries. Collectively, we hold registrations for approximately 143 U.S. and 1,265 foreign trademarks. We have established a global network of intellectual property licenses with our affiliates. We also occasionally license our intellectual property to select third parties or enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology.

Although we consider securing and protecting our intellectual property rights to be important to our business, we do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any of them, with the exception of the “Steelcase” trademark and the possible exception of the following important trademarks: “Brayton;” “DesignTex;” “Details;” “Metro;” “Vecta;” “Leap;” and “Pathways.”

Competition

North America Segment

The North America office furniture market is highly competitive, with a number of competitors offering similar product categories. In this market, companies compete on price, delivery and service, product design and features, product quality, strength of dealers and other distributors, and relationships with customers. Our most significant competitors in the North American market are Haworth, Inc., Herman Miller, Inc., Hon Industries Inc., Kimball International, Inc., Knoll, Inc. and Teknion Inc. Together with Steelcase, these companies represent a substantial portion of the market share of the overall office furniture market.

International Segment

The international office furniture market is highly competitive and fragmented. We compete with many different companies in many different markets, with the majority of our business in a few major European countries. A few companies, including Samas-Groep N.V. and the Haworth Europe Group, have a significant presence in all of the major office furniture segments in multiple European countries. However, in most countries, we compete with many different local or regional manufacturers. In many cases, these competitors may focus their strengths in one or two of the major office furniture product segments

Environmental Matters

We are subject to a variety of federal, state, local and foreign laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes (‘‘Environmental Laws’’). We believe that our operations are in substantial compliance with all Environmental Laws.

Under the Clean Air Act Amendments of 1990, the United States Environmental Protection Agency (‘‘EPA’’) is required to promulgate various emission standards, including the National Emission Standards for Hazardous Air Pollutants (‘‘NESHAPs’’), for certain sources of hazardous air pollutants, including the wood and metal furniture manufacturing industries. NESHAPs for the wood furniture manufacturing industry required reduction by

November 1997 of emissions of certain volatile organic compounds found in the coatings, stains and adhesives used by Steelcase. Compliance with the wood furniture NESHAP has not materially affected us. The EPA has recently published the proposed metal furniture NESHAPs. We intend to continue to participate actively in negotiations relating to these regulations because of their potential significance to our operations. While the newly available regulations may have an impact on some of our operations, we cannot estimate the effects of compliance with the metal furniture NESHAPs or other future Clean Air Act Requirements at this time.

Under certain Environmental Laws, Steelcase could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to the contamination. Steelcase is a party to, or otherwise involved in, legal proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws. Based on our information regarding the nature and volume of wastes allegedly disposed or released at these properties, the number of other financially viable potentially responsible parties, and the total estimated cleanup costs, we do not believe that the costs to us associated with these properties will be material, either individually or in the aggregate.

The above forward-looking statements concerning the materiality of the cost associated with contaminated properties involve certain risks that could cause actual results to vary from the stated expectations. Factors affecting such risks include future governmental regulations and/or cleanup standards or requirements, undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties or other factors increasing the cost of remediation or the loss of other potentially responsible parties, that are financially capable of contributing towards cleanup costs.

Employees

As of February 22, 2002, we had more than 19,300 employees, including approximately 11,800 hourly and 7,500 salaried employees. About 14,900 employees are located in North America, approximately 5% of which are covered by collective bargaining agreements. Management believes that we continue to maintain strong relations with our employees.

In March 2002, Steelcase was ranked 6th among the nation’s top ten socially responsible companies in Fortune Magazine’s newly released listing of the nation’s most admired companies. Fortune Magazine used criteria such as innovation, financial soundness, social responsibility, quality of management, and quality of products and services. We believe the survey recognizes our commitment to and participation in multiple social and community-related activities.

Item 2.    Properties:

Our corporate headquarters is in Grand Rapids, Michigan. We have operations at locations throughout the United States and around the world, including manufacturing facilities in Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Malaysia, Mexico, Morocco, Portugal, Saudi Arabia, Spain, Thailand and the United Kingdom. Our office, showroom, manufacturing and distribution facilities total approximately 25 million square feet, of which approximately 7 million square feet are leased. We believe that our facilities are in good operating condition and are sufficient to meet current volume requirements as well as future volume increases. Our principal office, manufacturing and distribution facilities (300,000 square feet or larger) are listed below:

Location	Business Segment	Approximate Square Footage	Owned or Leased	Description of Use

Grand Rapids, Michigan, U.S.A	North America	383,000	Owned	Corporate Headquarters
Grand Rapids, Michigan, U.S.A	North America	896,000	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A	North America	1,207,000	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A	North America	786,000	Owned	Distribution Center
Grand Rapids, Michigan, U.S.A	North America	867,000	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A	North America	950,000	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A	North America	748,000	Owned	Miscellaneous (1)
Gaines Township, Michigan, U.S.A	North America	599,000	Owned	Corporate Development Center
Gaines Township, Michigan, U.S.A	North America	600,000	Owned	Manufacturing
Kentwood, Michigan, U.S.A	North America	666,000	Owned	Manufacturing
Kentwood, Michigan, U.S.A	North America	789,000	Owned	Manufacturing
Kentwood, Michigan, U.S.A	North America	886,000	Owned	Manufacturing
Kentwood, Michigan, U.S.A	North America	1,118,000	Owned	Distribution Center
Lowell, Michigan, U.S.A	North America	480,000	Owned	Manufacturing
Athens, Alabama, U.S.A	North America	777,000	Owned	Manufacturing
Tustin, California, U.S.A	North America	1,044,000	Owned	Manufacturing
New Paris, Indiana, U.S.A	North America	314,000	Owned	Manufacturing
Fletcher, North Carolina, U.S.A	North America	895,000	Owned	Manufacturing
Grand Prairie, Texas, U.S.A	North America	320,000	Owned	Manufacturing
High Point, North Carolina, U.S.A.	North America	409,000	Owned	Manufacturing
Markham, Ontario, Canada.	North America	725,000	Owned	Manufacturing
Strasbourg, France.	International	386,000	Owned	Manufacturing
Durlangen, Germany.	International	415,000	Leased	Manufacturing
Madrid, Spain.	International	362,000	Owned	Manufacturing
Kolbermoor, Germany.	International	335,000	Owned	Manufacturing
Rosenheim, Germany.	International	368,700	Owned	Manufacturing and Offices

(1)
Approximately 175,000 square feet is currently utilized for distribution, 150,000 square feet for showroom, 58,000 square feet for manufacturing, 64,000 square feet for our Corporate Learning and Development Center and the balance for commercial leasing.

Item 3.    Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we believe that we are not a party to any lawsuit or proceeding that is likely to have a material adverse effect on the company. For a description of matters relating to our compliance with applicable environmental laws, rules and regulations, see ‘‘Environmental Matters’’ in Item 1 of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders:

None.

Item 4(a).    Executive Officers of the Registrant:

Executive Officers of the Registrant

Name	Age	Position

Mark A. Baker	42	Senior Vice President, Operations
Robert W. Black	42	President, International
Jon D. Botsford	47	Senior Vice President, Secretary and Chief Legal Officer
Mark T. Greiner	50	Senior Vice President, Research & Development, Concepts and Ventures
James P. Hackett	47	President and Chief Executive Officer
Nancy W. Hickey	50	Senior Vice President, Global Strategic Resources and Chief Administrative Officer
James P. Keane	42	Senior Vice President, Chief Financial Officer
Michael Love	53	President and Chief Executive Officer, Steelcase Design Partnership
James R. Stelter	46	Senior Vice President, Sales, Marketing and Dealer Alliances

Mark A. Baker has been Senior Vice President, Operations since November 2001. Mr. Baker served as Vice President, Manufacturing Operations from March to November, 2001. From 1999 to 2001, Mr. Baker served as Vice President, Marketing. From 1998 to 1999 Mr. Baker served as Vice President and General Manager, Turnstone. From 1995 to 1998, Mr. Baker served as Vice President, Marketing.

Robert W. Black has been President, International since October 2000. Mr. Black was Senior Vice President, Steelcase International from 1999 to 2000. From 1998 to 1999, Mr. Black served as Vice President, European Ventures. From 1996 to 1998, Mr. Black served as Vice President, Marketing.

Jon D. Botsford has been Senior Vice President, Secretary and Chief Legal Officer since June 2000. Mr. Botsford served as Senior Vice President, General Counsel and Secretary from 1999 to 2000. From 1998 to 1999 Mr. Botsford Served as Vice President, General Counsel and Secretary. Mr. Botsford was General Counsel and Secretary from 1997 to 1998. From 1992 to 1997, Mr. Botsford held the position of Assistant General Counsel.

Mark T. Greiner has been Senior Vice President, Research & Development, Concepts and Ventures since February, 2001. From 1999 to 2001, Mr. Greiner held the position of Senior Vice President, Global E-Business and Chief Information Officer. Mr. Greiner served as Vice President, Chief Information Officer from 1996 to 1999.

James P. Hackett has been President and Chief Executive Officer of the company since December 1994. Mr. Hackett also serves as a Board Member to Northwestern Mutual Life Insurance Company and Fifth Third Bancorp. Mr. Hackett served as a Director of Old Kent Financial Corporation until April 2, 2001, when it was acquired by Fifth Third Bancorp.

Nancy W. Hickey has been Senior Vice President, Global Strategic Resources and Chief Administrative Officer since November 2001. Ms. Hickey served as Senior Vice President, Global Human Resources from March to November 2001. From 1999 to 2001, Ms. Hickey served as Vice President, Human Resources. Ms. Hickey served as Vice President, Corporate Human Resources from May to November 1999. From 1994 to 1999, Ms. Hickey served as Vice President, Dealer and Customer Alliances.

James P. Keane has been Senior Vice President, Chief Financial Officer since April 2001. Mr. Keane served as Senior Vice President, Finance and Corporate Strategy from February to April 2001. From November 1999 to April 2001, Mr. Keane served as Senior Vice President, Corporate Strategy, Research and Development. Mr. Keane served as Vice President, Corporate Strategy, Research and Development from June 1999 to November 1999. From January 1997 to June 1999, Mr. Keane served as Vice President, Corporate Strategy.

Michael Love has been President and Chief Executive Officer, Steelcase Design Partnership since May 2000. Mr. Love was president of Vecta, a division of Steelcase, from 1994 to May 2000.

James R. Stelter has been Senior Vice President, Sales, Marketing and Dealer Alliances since March 1998. From 1994 to 1998, Mr. Stelter served as Senior Vice President for Steelcase Wood Furniture and Turnstone.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters:

The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol ‘‘SCS’’. Our Class B Common Stock is neither registered under the Securities Exchange Act of 1934 nor publicly traded. As of April 29, 2002, we had outstanding 35,684,382 shares of Class A Common Stock with 12,461 shareholders of record and 111,798,840 shares of Class B Common Stock with 206 shareholders of record. The number of record shareholders do not include persons or entities holding stock in nominee or street name through brokers or banks.

Class A Common Stock Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2002
High	$14.40	$15.40	$13.75	$15.81
Low	$11.35	$11.95	$11.75	$12.90

Fiscal 2001
High	$12.63	$18.13	$17.63	$15.63
Low	$10.50	$12.00	$15.50	$12.63

We intend to continue to pay regular quarterly dividends. However, the declaration and payment of dividends are subject to the discretion of the Board and to compliance with applicable law. The determination of the timing and amount of future dividends, if any, will depend upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time. See Item 6 ‘‘Selected Financial Data’’ of this Report.

Total Dividends Paid (in millions)

Fiscal 2002	$57.5
Fiscal 2001	$65.9

Item 6.    Selected Financial Data:

Financial Highlights (in millions, except per share and percentage of revenue data)	February 22, 2002	February 23, 2001	February 25, 2000 (1)	February 26, 1999	February 27, 1998

Statement of Income Data
Revenue (2)	$3,089.5	$4,049.0	$3,474.8	$2,873.3	$2,884.1
Revenue increase (decrease)	(23.7)%	16.5%	20.9%	(0.4)%	14.6%
Gross profit.	$933.4	$1,308.7	$1,130.9	$1,008.4	$1,019.0
Gross profit—% of revenue	30.2%	32.3%	32.5%	35.1%	35.3%
Operating income	$19.7	$306.4	$274.5	$325.9	$327.7
Operating income—% of revenue	0.6%	7.6%	7.9%	11.3%	11.4%
Net income	$1.0	$193.7	$184.2	$221.4	$217.0
Net income—% of revenue	0.0%	4.8%	5.3%	7.7%	7.5%
Earnings Per Share
Earnings per share—basic	$0.01	$1.30	$1.21	$1.44	$1.40
Earnings per share—diluted	$0.01	$1.29	$1.21	$1.44	$1.40
Weighted average shares outstanding —basic	147.3	149.4	152.8	153.8	154.8
Weighted average shares outstanding —diluted	147.7	149.8	152.8	153.8	154.8
Dividends per share of common stock (3)	$0.39	$0.44	$0.44	$0.41	$1.36
Balance Sheet Data
Working capital	$208.9	$319.8	$200.1	$290.6	$355.1
Assets	$2,967.5	$3,157.0	$3,037.6	$2,182.5	$2,007.2
Long-term debt.	$433.6	$327.5	$257.8	—	—
Liabilities	$1,412.0	$1,520.5	$1,475.4	$682.5	$674.8
Shareholders’ equity	$1,555.5	$1,636.5	$1,562.2	$1,500.0	$1,332.4
Statement of Cash Flow Data
Net cash provided by operating activities	$294.6	$209.8	$305.7	$359.9	$402.7
Depreciation and amortization expense	$172.4	$162.5	$141.8	$107.0	$95.3
Capital expenditures	$123.0	$260.5	$188.8	$170.4	$126.4
Dividends paid (3)	$57.5	$65.9	$67.3	$63.1	$210.9

(1)	As of March 31, 1999 Steelcase S.A. became a wholly-owned subsidiary, which is included in our consolidated results.
(2)	Revenue for all years has been restated to reflect Emerging Issue Task Force Issue 00-10 (see Note 19).
(3)	During 1998, we paid a special dividend in the aggregate amount of $150.9 million, or approximately $0.97 per share of common stock.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations:

	Year Ended

Income Statement Data as a Percentage of Revenue	February 22, 2002	February 23, 2001	February 25, 2000

Revenue	100.0%	100.0%	100.0%
Cost of sales	69.8	67.7	67.5

Gross profit	30.2	32.3	32.5
Operating expenses	29.6	24.7	24.6

Operating income	0.6	7.6	7.9
Non-operating items, net	(0.7)	(0.1)	0.6

Income before taxes	(0.1)	7.5	8.5
Income tax provision (benefit)	(0.1)	2.7	3.3
Equity in net income of joint ventures and dealer transitions	—	—	0.1

Net income	0.0%	4.8%	5.3%

Overview—Steelcase Inc.

This year, we experienced what we believe was one of the most significant downturns ever in the global office furniture industry. Companies throughout the world reduced their spending across many capital goods categories, including furniture. The decline in office furniture demand had a widespread impact across contract furniture manufacturers. We saw revenue and order rates fall throughout the year, first in North America, and later in international markets, as customers delayed and cancelled orders.

Revenue declined 23.7%, or $959.5 million, to $3,089.5 million in fiscal 2002 compared to $4,049.0 million in fiscal 2001. Our PolyVision Corporation and Custom Cable Industries acquisitions, both completed in fiscal 2002, contributed $47.9 million to our total revenue for the year. Fiscal 2001 revenue was a record $4.05 billion, an increase of 16.5% compared to the prior year, and reflected the impact of acquisitions and growth across most business segments, product categories, and geographies. The acquisition of Steelcase S.A., completed in fiscal 2000 accounted for 24.9% of total fiscal 2001 growth. Fiscal 2000 revenue increased 20.9% compared to the prior year, attributable to the acquisition of Steelcase S.A. as mentioned above and other domestic acquisitions completed in the year.

By taking aggressive steps to reduce costs, we were able to remain profitable in fiscal 2002. We substantially lowered our costs by nearly $675 million or 18.0% from fiscal 2001 levels. The actions we took to reduce costs include a 22% reduction in workforce (5,100 temporary, part-time and full-time hourly and salaried positions); reduced spending on items such as capital, travel and outside services; and facility rationalizations and process reengineering. Lower profits led to reduced variable compensation, including bonuses and profit- based retirement contributions. We recorded non-recurring restructuring and impairment charges totaling $50.3 million in fiscal 2002, comprised of $31.7 million in severance charges for workforce reductions completed or underway, an $8.5 million impairment charge on certain fixed assets and a $10.1 million charge associated with exiting our Airborne business headquartered in France. The estimated annualized savings from workforce reductions (including layoffs for which there were no severance costs) and other restructuring actions is $300 - $350 million. Portions of these savings were initially realized during the second half of fiscal 2002 and will be substantially realized throughout fiscal 2003.

Even with the significant cost reduction actions undertaken in fiscal 2002, the impact of lower revenue on fixed cost absorption and the non-recurring and restructuring charges identified above caused operating margins to decline. Operating income was $19.7 million in fiscal 2002 compared to $306.4 million in fiscal 2001. Excluding restructuring and impairment charges, fiscal 2002 operating income was $70.0 million. We continue to accelerate profit improvement projects across the company in an effort to improve margins.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Year Ended

Interest Expense; Other Income (Expense), net; and Income Taxes (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Interest expense	$20.5	$18.0	$10.9

Other income (expense), net:
Interest income	$8.3	$8.3	$6.4
Gain (loss) on dealer transitions	(11.0)	(24.7)	8.3
Gain on disposal of property and equipment	3.7	26.9	10.0
Gain on sale of investments	—	2.8	7.0
Miscellaneous, net	(1.5)	2.0	1.1

	$(0.5)	$15.3	$32.8

Effective income tax rate	n/m	36.5%	39.0%

Interest expense was $20.5 million in fiscal 2002, an increase from the prior year because of a $56.5 million increase in debt. The increase in debt helped finance our $214.6 million investment in three acquisitions during the year. We funded most of the cost of these acquisitions by conserving cash through lower capital expenditures, reduced share repurchases, lower dividend payments and by effectively managing working capital.

In fiscal 2001, interest expense was $18.0 million, which was higher than the previous year because of a $70.4 million increase in debt. Debt was used to fund increased capital expenditures and new furniture leases. Fiscal 2000 interest expense was related to debt that was used to partially fund our acquisition of Steelcase S.A.

Non-recurring items impacted other income (expense), net, in each of our last three fiscal years. In fiscal 2002, we recorded $11.0 million for reserves taken to facilitate the transition in ownership of Steelcase dealers, of which $7.0 million related to one transition. We also recorded a $3.8 million gain on the sale of a non-operating asset.

In fiscal 2001, we generated a gain of $26.9 million on disposal of property and equipment, which was primarily related to the sale of two non-income producing real estate assets. The gain was partially offset by a charge of $24.7 million taken for reserves related to transitioning the ownership of certain Steelcase dealers. In fiscal 2000, we sold customer lists to new dealers in the United Kingdom producing a gain of $7.5 million, sold non-income producing facilities resulting in a gain of $10.0 million and had investment gains of $7.0 million. Also in fiscal 2000, the acquisition of Steelcase S.A. reduced our cash balances which led to a decline in our interest income of $7.4 million.

Our income tax expense is a function of actual taxable income earned by the company in different countries and different tax rates in various countries, as well as tax planning strategies that have been implemented over the years. We expect these strategies to result in a long-term effective tax rate of between 37.0% and 37.5%.  Because of our reduced tax liability, resulting from our lower pretax income and consistent level of permanent deferred tax items, our effective tax rate in fiscal 2002 is not meaningful. In fiscal 2001, we lowered our effective tax rate through the implementation of international tax planning strategies. In fiscal 2000, our tax rate increased due to our acquisition of Steelcase S.A. and the influence of higher tax rates in Europe.

Net Income

Despite the significant reduction in revenue and substantial non-recurring charges, we reported a small profit of $1.0 million, or $0.01 per diluted share, in fiscal 2002. This is a significant decline compared to $193.7 million, or $1.29 per diluted share, in fiscal 2001. Excluding non-recurring and restructuring charges, net income was $34.7 million, or $0.24 per diluted share, in fiscal 2002 compared to $203.6 million, or $1.36 per diluted share, in fiscal 2001.

Outlook

Order rates in North America, our largest segment, continued to decline until early February of 2002. Since that time orders strengthened modestly and then stabilized in North America through late April. This trend is consistent with recent economic data that suggests that the U.S. economy is beginning to strengthen. While order rates for International appear to be stabilizing, we have not seen any material improvement in order rates from that segment. We believe that it is likely that the International segment, which trailed North America into the downturn, will also trail during any recovery.

Because of the uncertainty in the overall global economy, we cannot provide any specific guidance regarding the pace, timing, and magnitude of a recovery for our industry. However, we do believe that to the extent that business capital spending recovers, the office furniture industry will also see stronger order rates. We believe that we will be well positioned for a recovery with new products and more efficient operations that will help us continue to maintain and grow our leadership position.

Segment Disclosure

We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments—North America and International—and a Financial Services segment. The North America segment includes the U.S., Canada, the SDP companies and our IDEO and Attwood subsidiaries. PolyVision, acquired in November 2001, has been added to the SDP within our North America segment. The International segment reflects all other non-North America manufacturing and sales operations. The Financial Services segment provides leasing services to customers and selected financing services to our dealers, primarily in North America, and more recently in Europe.

	Year Ended

Consolidated and Pro Forma Revenue (in millions)	February 22, 2002	February 23, 2001	February 25, 2000 (1)

North America	$2,413.0	$3,238.4	$2,832.9
International	596.9	732.4	742.0
Financial Services	79.6	78.2	52.4

Pro forma worldwide revenue	$3,089.5	$4,049.0	$3,627.3
Steelcase S.A. elimination	n/a	n/a	(152.5)

Consolidated revenue	$3,089.5	$4,049.0	$3,474.8

	Year Ended

Consolidated and Pro Forma Operating Income (Loss) (in millions)	February 22, 2002	February 23, 2001	February 25, 2000 (1)

North America	$36.6	$246.6	$234.5
International	(35.1)	38.5	31.4
Financial Services	10.5	8.0	2.6
Eliminations (2)	7.7	13.3	16.4

Pro forma worldwide operating income	$19.7	$306.4	$284.9
Steelcase S.A. elimination	n/a	n/a	(10.4)

Consolidated operating income	$19.7	$306.4	$274.5

(1)
Fiscal 2000 International and worldwide revenue and operating income include, on a pro forma basis, the revenue and operating income of our unconsolidated operations in Steelcase S.A. (formerly known as Steelcase Strafor), which are then eliminated to reconcile with our consolidated totals. See Notes 7 and 16 to the Consolidated Financial Statements.

(2)	Eliminations represent intercompany interest expense between the Financial Services segment and the North America segment.

North America

	Year Ended

Income Statement Data—North America (in millions, except data as a percentage of revenue)	February 22, 2002	February 23, 2001	February 25, 2000

Revenue	$2,413.0	$3,238.4	$2,832.9
Gross profit percentage	28.5%	30.6%	31.4%
Operating expense percentage	27.0%	23.0%	23.1%
Operating income	$36.6	$246.6	$234.5
Operating income percentage	1.5%	7.6%	8.3%

Revenue.    Companies in the United States reduced investments in capital goods during fiscal 2002. Non-residential fixed investment declined 35% over the last three quarters of calendar year 2001 according to the U.S. Bureau of Economic Analysis. This decline in capital spending dramatically affected the North American office furniture industry as customers deferred or cancelled facilities projects. The decline in U.S. furniture shipments during calendar 2001 was the worst in the last 30 years according to BIFMA.

Revenue for our North America segment, which represents slightly more than 75% of our overall revenue, declined 25.5% for the year. The revenue decline was spread across most of our product categories and businesses in North America, with SDP revenue decreasing 20.4%, excluding the impact of the Polyvision acquisition.

New products (defined as products introduced in the past five years) made up an increasing part of our revenue mix, accounting for about 27% of North America revenue in fiscal 2002, compared to 25% in fiscal 2001 and 18% in fiscal 2000.

Fiscal 2001 revenue increased 14.3% over the prior year with growth across most of our product categories and businesses in this segment. SDP posted a revenue increase of 12.7% for fiscal 2001.

Fiscal 2000 revenue increased slightly compared to the prior year, as growth in the sales of new products and our SDP business along with acquisitions were offset by lower-than-expected sales on some of our more established products.

Gross Profit/Margin.    Gross margin declined from 30.6% in fiscal 2001 to 28.5% in fiscal 2002, primarily due to the impact of lower revenue on fixed cost absorption. We took action to lower our cost structure throughout the year, which helped us to remain profitable in fiscal 2002. These actions included reducing our workforce (4,200 temporary and full-time positions), consolidating facilities and reengineering processes. Because of lower profitability, we incurred lower variable compensation expenses, including bonuses and profit-based retirement fund contributions.

We recorded a $10.5 million charge associated with restructuring expenses for workforce reductions and took an $8.5 million fixed asset impairment charge on product lines that will be discontinued over the next four years. We also incurred start-up production expenses during the first six months of fiscal 2002 associated with the relocation of wood product manufacturing to a new manufacturing facility.

During fiscal 2002, we made significant efforts to reduce our manufacturing costs by accelerating the implementation of lean manufacturing principles in our manufacturing facilities. We have fully implemented lean principles on about 10% of our product lines, and we have implemented some lean principles on about 40% of our product lines as of the end of fiscal 2002.

Gross margin in fiscal 2001 was primarily reduced by lower profitability on new products, which represented a growing percentage of our revenue, and competitive pricing pressures on some established products. In addition, we recorded non-recurring charges of $9.5 million related to facility closings, production relocation and workforce reductions. Several factors adversely affected our gross margins in fiscal 2000, including an unfavorable industry pricing environment, lower margins on new products including the cost of introducing and ramping up production on major new products. In addition, we had non-recurring charges of $24.5 million related to the field retrofit of beltways and insulation materials within installed Pathways products.

Operating Expenses.    We lowered our operating expenses by $91.5 million in fiscal 2002 compared to the prior year. However, because of lower revenue, our operating expense ratio increased to 27.0% in fiscal 2002 from 23.0% in fiscal 2001.

In addition to previously discussed workforce reductions, we reduced spending on outside services, travel and other discretionary spending. The reductions in variable compensation, discussed above, also reduced operating expenses. We incurred $12.8 million in restructuring expenses associated with workforce reductions.

At the end of fiscal 2001, we took actions to reduce operating expenses that included facility closings, production relocation and workforce reductions. We incurred charges totalling $14.4 million related to these actions. These expenses are classified as operating expenses and not as restructuring charges and were partially offset by lower variable compensation. In fiscal 2000, operating expense ratios remained relatively flat with the prior year.

Operating Income.    Operating income declined to $36.6 million in fiscal 2002 and operating margin declined to 1.5%. Excluding non-recurring and restructuring charges, operating income was $68.4 million in fiscal 2002 and $270.5 million in fiscal 2001. Excluding non-recurring items, operating margin was 2.8% in fiscal 2002 and 8.4% in fiscal 2001.

International

	Year Ended

Income Statement Data—International (in millions, except data as a percentage of revenue)	February 22, 2002	February 23, 2001	February 25, 2000

Pro forma revenue (1)	$596.9	$732.4	$742.0
Revenue	$596.9	$732.4	$589.5
Gross profit percentage	27.8%	32.9%	31.9%
Operating expense percentage	33.7%	27.6%	28.3%
Pro forma operating income	$(35.1)	$38.5	$31.4
Operating income (loss)	$(35.1)	$38.5	$21.0
Operating income (loss) percentage	(5.9)%	5.3%	3.6%

(1)
International revenue and operating income for fiscal 2000 includes, on a pro forma basis, our unconsolidated operations, Steelcase S.A. (formerly known as Steelcase Strafor). See Notes 7 and 16 to the Consolidated Financial Statements.

Revenue.    Most international markets experienced a downturn in furniture demand during fiscal 2002, although the timing and magnitude varied by market. The U.K. and Asia Pacific markets were the first to see slowing demand. France and Germany saw a downturn later in the year. Furniture demand in Spain, Italy and Latin America appears to be less correlated with global demand trends. As a result, our International segment saw a reduction in demand that on average trailed the North America segment.

Revenue for our International segment, which represents almost 20% our overall revenue, declined 18.5% for the year. Demand for new products remained strong and accounted for almost half of our International revenue in fiscal 2002. Unlike fiscal 2001, currency fluctuations did not have a material impact on revenue.

We experienced 14.3% growth in local currency revenue during fiscal 2001, but because of the effect of negative currency fluctuations primarily relating to the euro, revenue in U.S. dollars decreased 1.7%. Our International revenue outside of Europe increased 22.8% in U.S. dollars during 2001 because of increased revenue in Singapore, Australia and our export sales from the United States.

Our acquisition of the remaining 50% of our previous joint venture in Europe had a significant impact on our International revenue in fiscal 2000. We consolidated the previous joint venture for nine months of fiscal 2000, which led to an almost five-fold increase in revenue compared to fiscal 1999. Excluding the acquisition, our German operations led the International segment with local currency growth of 6.1%. However, due to the devaluation of the euro, we only experienced growth of 1% in U.S. dollars. In fiscal 2000, a decline in exports from the U.S. and currency devaluations in Brazil led to an overall reduction in International revenue of 4.0% outside of Europe, which was partially offset by the results of our Mexican operations.

Gross Profit/Margin.    Gross margin declined from 32.9% in fiscal 2001 to 27.8% in fiscal 2002, primarily from the impact of lower revenue on fixed cost absorption in our France, Germany and United Kingdom operations. We initiated several restructuring activities in fiscal 2002 designed to lower our cost structure, including implementing workforce reductions in France, Germany and the United Kingdom. We also began the process of closing our Airborne subsidiary, based in France, which generated a pre-tax loss of $(7.3) million on revenue of $14.8 million in fiscal 2002.

Because it takes longer to implement restructuring activities in many of these countries, most of the actions we initiated during fiscal 2002 will not be completed until fiscal 2003, and the full benefit will not be realized until fiscal 2004. The total cost for these activities that were incurred in fiscal 2002 was $10.8 million.

Excluding the restructuring charges, gross margin would have declined to 29.6%. Gross margins of 32.9% and 31.9% in fiscal 2001 and fiscal 2000 respectively, reflected a consecutive two-year improvement.

Operating Expenses.    Operating expense dollars for fiscal 2002 remained relatively constant compared to fiscal 2001. Operating expense increases were related to $13.3 million in additional reserves for customer credit and dealer issues, and a $7.7 million restructuring charge related to workforce reductions. These increases were completely offset by continued cost reductions, including the savings from workforce reductions, lower variable compensation and reduced discretionary spending. Operating expenses as a percentage of sales increased to 33.7% in fiscal 2002 because of lower revenue. Excluding restructuring charges, operating expenses as a percentage of sales would have been 32.4% because of lower revenue.

Operating Income (Loss).    The International segment had an operating loss of $(35.1) million for fiscal 2002 compared to operating income of $38.5 million in fiscal 2001 and $21.0 million in fiscal 2000. The segment’s operating margin decreased to (5.9)% compared to 5.3% in fiscal 2001 and 3.6% in fiscal 2000. Excluding the impact of restructuring charges, International operating loss would have been $(16.6) million in fiscal 2002.

Financial Services

	Year Ended

Income Statement Data—Financial Services (in millions, except data as a percentage of revenue)	February 22, 2002	February 23, 2001	February 25, 2000

Revenue	$79.6	$78.2	$52.4
Net financing margin percentage	21.7%	21.4%	20.0%
General and administrative expense percentage	8.5%	11.2%	15.0%
Operating income	$10.5	$8.0	$2.6
Operating income percentage	13.2%	10.2%	5.0%
Return on equity percentage	8.5%	7.1%	3.8%

Although Financial Services accounts for only 2.6% of total company revenue in fiscal 2002, the segment represents a significant part of our balance sheet. A detailed Financial Services income statement and balance sheet is presented in Note 17 of the Consolidated Financial Statements.

Revenue.    Fiscal 2002 revenue increased 1.8% versus the prior year. Revenue is comprised of lease revenue and financing revenue. Lease revenue accounted for approximately 91% of the segment’s total revenue in fiscal 2002 and approximately 83% in fiscal 2001. Revenue from leasing activities increased $7.2 million because the average size of the leasing portfolio was higher during fiscal 2002 than during the previous year. During fiscal 2002, we saw a slowdown in the rate of new lease fundings, consistent with the decline in furniture demand. As a result, new lease fundings were $146.0 million in fiscal 2002 compared to $239.0 million in fiscal 2001. At the end of the year, the net lease portfolio was $9.5 million lower than at the end of fiscal 2001.

We had a $5.8 decline in financing revenue related to dealer project financing and asset based lending during fiscal 2002. The downturn of the furniture industry reduced the number of new projects that required financing, and reduced dealer working capital financing needs.

Net Financing Margin.    Financial Services operating expenses are split into two separate components—financing expenses and general and administrative expenses (these costs are classified as operating expenses in the consolidated income statement). Finance revenue less financing expenses equals net financing margin; net financing margin less general and administrative expense equals operating income.

Net financing margin increased slightly over the past three years from 20.0% to 21.7%. The increase was due primarily to gains on residual values of expiring leases. This was partially offset by an increase in credit reserves for our lease portfolio during the three-year period, including the reserve for one significant specific customer lease in fiscal 2002.

General and Administrative Expenses.    General and administrative expenses as a percentage of revenue decreased 6.5 percentage points from fiscal 2000 to fiscal 2002. The decrease was primarily due to an increase in the amortizable lease origination costs, along with improved operating leverage from increased revenue as our lease portfolio has gained in maturity over the three-year period.

Operating Income.    For the reasons listed above, operating income increased to $10.5 million in fiscal 2002 from $2.6 million in fiscal 2000.

Liquidity and Capital Resources

As in prior years, excluding acquisitions, our cash and operating capital requirements have been satisfied through cash generated from operating activities. As of February 22, 2002, cash, cash equivalents and short-term investments were $71.2 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

In April 2001, we established a $400.0 million global multi-currency revolving credit facility that replaced the existing North American and European credit facilities. In June 2001, we established a multi-currency commercial paper program, supported by our global credit facility. We began issuing euro-commercial paper during June 2001 and U.S. dollar-commercial paper during October 2001. At the end of fiscal 2002, we had approximately $34.9 million outstanding under the euro-commercial paper program, and no commercial paper outstanding under the U.S. program. As of May 1, 2002, our multicurrency commercial paper program is rated A-2 from Standard and Poor’s and Prime-3 from Moody’s. Our access to commercial paper markets in the United States and Europe may be limited because of our current short-term debt ratings. However, our $400 million global credit facility is available for use in the event that commercial paper is unavailable. In addition, we have available unsecured non-committed short-term credit facilities totaling $59.0 million, that could also be used to fund our short-term liquidity needs. Our combined facilities are more than adequate to fulfill our anticipated cash requirements.

During the fourth quarter of fiscal 2002, we issued $250 million of 5-year term senior notes in a public debt offering. Proceeds from the offering were used to fund the acquisition of PolyVision Corporation, reduce commercial paper debt and for general corporate purposes. See Note 9 to the Consolidated Financial Statements for more information regarding the debt placement. As of May 1, 2002, our long-term debt rating was A- from Standard and Poor’s and Baa3 from Moody’s.

Total consolidated debt at February 22, 2002 aggregated $593.7 million. Approximately $428 million of the total debt is related to the Financial Services segment, which operates using a six-to-one debt-to-equity ratio. The $166 million of debt that is related to the North America and International segments represents a debt to total capitalization ratio of 10% for those segments in aggregate.

Cash provided by operating activities

	Year Ended

Cash Flow Data—Operating Activities (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Net income	$1.0	$193.7	$184.2
Depreciation and amortization	172.4	162.5	141.8
Write-down of fixed assets	8.5	—	—
Changes in operating assets and liabilities	68.4	(138.8)	(19.2)
Other, net	44.3	(7.6)	(1.1)

Net cash provided by operating activities	$294.6	$209.8	$305.7

Cash provided by operations increased in fiscal 2002, despite much lower net income. The increase in fiscal 2002 is attributable primarily to substantial reductions in accounts receivable and inventories due to decreased sales volume.

In fiscal 2001, higher revenue led to higher net income despite increases in depreciation and amortization. However, higher revenue also led to increases in accounts receivable and inventories. The net effect was a decline in cash provided by operations versus the prior year. The consolidation of Steelcase S.A. also led to a disproportionate increase in receivables because of longer payment terms in many international markets. In addition, we made significant cash outlays for previously accrued expenses including payments of deferred acquistion payments, year-end bonuses, contributions to our employee’s retirement fund and tax payments.

Cash used in investing activities

	Year Ended

Cash Flow Data—Investing Activities (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Capital expenditures	$(123.0)	$(260.5)	$(188.8)
Proceeds from the disposal of assets	18.7	179.3	16.4
Lease fundings, net of repayments	9.5	(100.7)	(120.2)
Net (increase) decrease in notes receivable	68.2	(30.2)	(20.0)
Acquisitions, net of cash acquired	(214.6)	(0.1)	(209.6)
Other, net	(9.2)	(7.9)	14.9

Net cash used in investing activities	$(250.4)	$(220.1)	$(507.3)

Our primary use of cash in investing activities during fiscal 2002 was for strategic acquisitions and capital expenditures. Acquisitions included PolyVision, Custom Cable Inc. and Artwright Manufacturing. Capital expenditures of $123.0 million were less than half of the $260.5 million in fiscal 2001. The decline in capital expenditures reflects an increased emphasis on limiting new projects to those that deliver short payback cost savings or support critical strategic initiatives such as product development, while meeting key EVA milestones. We will continue to closely manage and limit capital expenditures throughout fiscal 2003 and are targeting a $130 million run rate for the year, net of major disposals. We expect to fund capital expenditures primarily through cash generated from operations.

We experienced a substantial decrease in notes receivable during fiscal 2002, due to a reduction in project financing and asset based lending in our Financial Services segment, since our dealers’ cash needs were reduced by the downturn in the furniture industry.

Our Financial Services segment also experienced a decline in new lease fundings, which fell below the rate at which leases are being repaid. The resulting decline in the lease portfolio from $449.8 million to $440.3 million contributes to our cash position.

We made no material acquisitions in fiscal 2001, however, we did have significant proceeds from the disposal of assets, partially offset by increased capital expenditures. During fiscal 2001, we generated incremental cash by financing certain non-income producing assets through the use of several sale/leaseback arrangements. Those included the sale/leaseback of our aircraft and of our showroom facility in New York City. In addition, we sold other non-income producing assets during the year.

Capital expenditures in fiscal 2000 and fiscal 2001 reflect increased investments in manufacturing equipment, information systems and facilities. Collectively, these investments were expected to improve productivity and safety, increase capacity, facilitate the launch of new products and improve the environmental impact of certain operations.

Corporate acquistions in fiscal 2000 included Steelcase S.A., Clestra Hauserman and a significant dealer.

Cash provided by (used in) financing activities

	Year Ended

Cash Flow Data—Financing Activities (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Short-term and long-term debt, net	$49.5	$81.9	$323.4
Common stock issuance (repurchase), net	(3.9)	(56.5)	(36.7)
Dividends paid	(57.5)	(65.9)	(67.3)

Net cash provided by (used in) financing activities	$(11.9)	$(40.5)	$219.4

Despite acquisitions that totalled $214.6 million, we generated enough cash throughout the year to limit our increase in debt to $49.5 million during fiscal 2002.

On June 17, 1998, the Board of Directors authorized a share repurchase program for up to three million shares, which has since been expanded to 11 million shares authorized for repurchase. Since the plan’s inception we have repurchased 4,001,470 shares of Class A Common Stock for $60.7 million and 3,173,937 shares of Class B Common Stock for $52.0 million. Approximately 3.8 million shares remain available under the authorized share repurchase program. We anticipate that the share repurchase program will not reduce our tradable share float in the long run as we expect that Class B Common Stock will continue to convert to Class A Common Stock over time. Class A Common Stock now represents approximately 24% of our outstanding shares, compared to 9% at the time of our IPO in February 1998. During fiscal 2002, we repurchased $4.4 million of common stock, a significant reduction from fiscal 2001 and fiscal 2000. The reduction in share repurchase activity is due in part to a shift towards using excess cash to reduce debt, particularly during the economic downturn.

	Year Ended

Share Repurchase Program (in millions)	February 22, 2002		February 23, 2001		February 25, 2000

	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock	0.200	$2.6	1.633	$24.8	1.374	$18.4
Class B Common Stock	0.143	1.8	1.944	31.8	1.086	18.3

Total repurchases	0.343	$4.4	3.577	$56.6	2.460	$36.7

We paid common stock dividends of $0.39 per share in fiscal 2002 and $0.44 per share in fiscal 2001 and 2000. The dividend rate declared by the Board of Directors was $0.11 per share in each of the first three quarters of fiscal 2002, and $0.06 per share in the fourth quarter.

Critical accounting policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates and complexity include the allowance for credit losses, warranty reserve, pension and other postretirement benefits, residual values of leased assets and long-lived assets. See Note 2 to the Consolidated Financial Statements for a description of our revenue recognition policy. We use the following methods and assumptions in determining our estimates:

Allowance for credit losses

The allowance is determined by reviewing known customer exposures and applying historical credit loss experience to the current receivable portfolio (including trade, lease and notes receivable) with consideration given to the current condition of the economy, assessment of the financial position of the creditors and overall trends in past due accounts compared to established thresholds. We monitor credit exposure on a monthly basis and assess the adequacy of our allowance for credit losses quarterly.

Warranty reserve

The warranty reserve is determined by recording a specific reserve for known warranty issues and a general reserve based on historical claims experience. Actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Pension and other postretirement benefits

The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information. See Note 10 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement plans.

Residual values for leased assets

Residual value is an estimate of the fair market value of the leased equipment at the end of the lease term as established and at the inception of the lease. We record and periodically review and adjust residual values based on historical experience and market studies conducted by independent third parties based on the following factors: economic life of products, type of products, availability of a secondary market, present value of future cash flows expected to be generated from the product, cost to disassemble and move products, and current cost of reproducing the product.

Long-lived assets

We periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of, including goodwill and other intangible assets. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Use of Estimates

We have incorporated many years of historical data into the determination of each of these estimates. We have a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves and residual values. Actual results may differ from these estimates under different assumptions or conditions.

Euro Conversion

On January 1, 2002, twelve of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, at which time all legal tender within the twelve participating member countries converted to the euro. Our primary exposure to the euro conversion was concentrated at our Steelcase S.A. operation, which created an internal Euro Committee, a pan-European multifunctional team to monitor and manage the impact of the conversion on products, markets and information systems. The euro conversion has not and will not have a material impact on the financial position of Steelcase S.A. nor the company as a whole.

Forward Looking Statements

From time to time, in written reports and oral statements, the company discusses its expectations regarding future performance. For example, certain portions of this Annual Report on Form 10-K contain various “forward-looking statements”, including those relating to market share; economic recovery; the prospects for our business; and cash requirements. Such statements involve certain risks and uncertainties that could cause actual results to vary. The company’s performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks on the United States; changes in domestic and international government laws and regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; possible acquisitions or divestitures by the company; the company’s ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the company’s success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; changes in business strategies and decisions; and other risks detailed in the company’s other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for the company beginning in the first quarter of fiscal 2002. The adoption of SFAS No. 133 did not have a material effect on our financial results; the related disclosure is included in the Notes to the Consolidated Financial Statements in this Report.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS 143, Accounting for Asset Retirement Obligations.

SFAS No. 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001; this pronouncement did not have a material effect on our financial results.

SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We intend to adopt the provisions of SFAS No. 142 for our fiscal year beginning February 23, 2002. See Note 2 of the Consolidated Financial Statements, under the heading Goodwill and Other Intangible Assets, regarding the estimated impact of this pronouncement on our future financial results.

SFAS No. 143 establishes accounting and reporting standards for the retirement of long-lived assets and the associated asset retirement costs. We intend to adopt the provisions of SFAS No. 143 during our fiscal 2004. The impact of this pronouncement is not anticipated to have a material effect on our financial results.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. We will adopt the provisions of SFAS No. 144 as of the beginning of fiscal 2003. The adoption of this pronouncement will not have a material effect on our financial results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risks and interest rates on debt.

Foreign Exchange Risks

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations represented approximately 22% of our consolidated revenue in fiscal 2002 and 21% in fiscal 2001. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect on these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. We generally do not hedge translation risks because cash flows from international operations are commonly reinvested locally and the cost/benefit of hedging reported earnings is not justifiable.

Changes in foreign exchange rates that would have the largest impact on translating our international operating profit for fiscal 2002 relate to the euro and the Canadian dollar. We estimate that a 10% adverse change in foreign exchange rates would have increased our operating loss by approximately $2 million in fiscal 2002 and reduced operating profit by $6 million in fiscal 2001, assuming no changes other than the exchange rate itself. For fiscal 2002 this represents 9% of our non-U.S. operating loss. In fiscal 2001 this represents 11% of our non-U.S. operating profit in and 2% of consolidated operating profit. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one country may or may not be offset by losses from another country.

Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. Transaction gains and losses are not material for our company.

Interest Rates

We are exposed to interest rate risk primarily on our notes receivable and leased assets, our short-term borrowings and long-term debt. Interest rates are based mainly on U.S. commercial paper rates or LIBOR plus a margin. We manage interest rate risk through the use of interest rate swaps and through balancing the notional amount of fixed and variable rate liabilities with fixed and variable rate assets where appropriate. We estimate that a 1% change in interest rates would not have a material impact on our results of operations for fiscal 2002 or fiscal 2001, based upon the year end levels of exposed assets and liabilities.

See Notes 2 and 14 of the Consolidated Financial Statements for further discussion of interest rate swaps and derivative instruments.

Item 8.    Financial Statements and Supplementary Data:

The information required by Item 8 is included in the Consolidated Financial Statements on pages F-1 through F-46 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant:

The information required by Item 10 that is not included in Part I of this Report is contained in our Proxy Statement under the captions “Proposal 1 Requiring Your Vote—Election of Directors,” “Our Board of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated into this Report by reference.

Item 11.    Executive Compensation:

The information required by Item 11 is contained in our Proxy Statement, under the captions “Directors’ Compensation,” “Executive Compensation: Report of the Compensation Committee,” “Executive Compensation, Retirement Programs and Other Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph,” and is incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management:

The information required by Item 12 is contained in our Proxy Statement, under the caption “Stock Ownership of Management and More Than 5% Shareholders,” and is incorporated into this Report by reference.

Item 13.    Certain Relationships and Related Transactions:

The information required by Item 13 is contained in our Proxy Statement, under the caption ‘‘Compensation Committee Interlocks and Insider Participation,’’ and is incorporated into this Report by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Financial Statements and Schedules (F-1 to F-46)

1. Financial Statements

The following consolidated financial statements of the company are filed as part of this Report:

—	Consolidated Statements of Income for the Years Ended February 22, 2002, February 23, 2001 and February 25, 2000

—	Consolidated Balance Sheets as of February 22, 2002 and February 23, 2001

—	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 22, 2002, February 23, 2001 and February 25, 2000

—	Consolidated Statements of Cash Flows for the Years Ended February 22, 2002, February 23, 2001 and February 25, 2000

—	Notes to Consolidated Financial Statements

—	Report of Independent Certified Public Accountants

2. Financial Statement Schedules (S-1)

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

(b) Reports on Form 8-K Filed During the Quarter Ended February 22, 2002

A Current Report on Form 8-K was filed December 19, 2001 reporting under Item 5, Other Events, the company’s declared dividend for our third quarter.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

See Index of Exhibits (page E-1 through E-5)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE
James P. Keane Senior Vice President, Chief Financial Officer
Date:    May 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 9th day of May, 2002:

Signature	Title	Date

/s/ JAMES P. HACKETT James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2002

/S/ JAMES P. KEANE James P. Keane	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2002

/s/ DAVID BING David Bing	Director	May 9, 2002

/s/ WILLIAM P. CRAWFORD William P. Crawford	Director	May 9, 2002

/S/ EARL D. HOLTON Earl D. Holton	Chairman of the Board of Directors and Director	May 9, 2002

/s/ DAVID D. HUNTING, JR. David D. Hunting, Jr.	Director	May 9, 2002

/s/ DAVID W. JOOS David W. Joos	Director	May 9, 2002

Signature	Title	Date

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director	May 9, 2002

/s/ FRANK H. MERLOTTI Frank H. Merlotti	Director	May 9, 2002

/s/ ROBERT C. PEW III Robert C. Pew III	Director	May 9, 2002

/s/ PETER M. WEGE II Peter M. Wege II	Director	May 9, 2002

/s/ P. CRAIG WELCH, JR. P. Craig Welch, Jr.	Director	May 9, 2002

/s/ KATE PEW WOLTERS Kate Pew Wolters	Director	May 9, 2002

STEELCASE INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended

	February 22, 2002	February 23, 2001	February 25, 2000

Furniture revenue	$3,009.9	$3,970.8	$3,422.4
Finance revenue	79.6	78.2	52.4

Total revenue	3,089.5	4,049.0	3,474.8
Cost of sales	2,126.3	2,740.3	2,343.9
Restructuring and impairment costs	29.8	—	—

Gross profit	933.4	1,308.7	1,130.9
Operating expenses	893.2	1,002.3	856.4
Restructuring costs	20.5	—	—

Operating income	19.7	306.4	274.5
Interest expense	(20.5)	(18.0)	(10.9)
Other income (expense), net	(0.5)	15.3	32.8

Income (loss) before provision for income taxes and equity in net income of joint ventures and dealer transitions	(1.3)	303.7	296.4
Income tax provision (benefit)	(1.5)	110.9	115.5

Income before equity in net income of joint ventures and dealer transitions	0.2	192.8	180.9
Equity in net income of joint ventures and dealer transitions	0.8	0.9	3.3

Net income	$1.0	$193.7	$184.2

Earnings per share (basic)	$0.01	$1.30	$1.21

Earnings per share (diluted)	$0.01	$1.29	$1.21

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 22, 2002	February 23, 2001

ASSETS
Current assets:
Cash and cash equivalents	$69.4	$39.0
Short-term investments	1.8	0.5
Accounts receivable, less allowances of $81.8 and $58.9	367.2	603.2
Notes receivable and leased assets	194.5	270.4
Inventories	147.1	184.7
Prepaid expenses	28.7	22.2
Deferred income taxes	73.3	85.7

Total current assets	882.0	1,205.7

Property and equipment, net	896.8	933.8
Notes receivable and leased assets	335.8	341.9
Joint ventures and dealer transitions	42.4	45.2
Deferred income taxes	66.2	40.3
Goodwill and other intangible assets, net of accumulated amortization of $87.4 and $63.1	540.2	405.1
Other assets	204.1	185.0

Total assets	$2,967.5	$3,157.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163.5	$254.1
Short-term borrowings and current portion of long-term debt	160.1	209.7
Accrued expenses:
Employee compensation	84.6	119.6
Employee benefit plan obligations	51.0	84.8
Other	213.9	217.7

Total current liabilities	673.1	885.9

Long-term liabilities:
Long-term debt	433.6	327.5
Employee benefit plan obligations	248.3	247.7
Deferred income taxes	7.1	14.7
Other long-term liabilities	49.9	44.7

Total long-term liabilities	738.9	634.6

Total liabilities	1,412.0	1,520.5

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 35,074,558 and 32,572,706 issued and outstanding	75.1	69.5
Class B Common Stock-no par value; 475,000,000 shares authorized, 112,216,911 and 115,012,981 issued and outstanding	207.2	216.7
Accumulated other comprehensive income (loss)	(47.4)	(30.0)
Retained earnings	1,320.6	1,380.3

Total shareholders’ equity	1,555.5	1,636.5

Total liabilities and shareholders’ equity	$2,967.5	$3,157.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)

	Class A	Class B

February 26, 1999	$78.0	$301.4	$(15.0)	$1,135.6	$1,500.0
Common stock conversion	22.8	(22.8)			—
Common stock repurchase	(18.4)	(18.3)			(36.7)
Other comprehensive income (loss)			(18.0)		(18.0)	(18.0)
Dividends paid				(67.3)	(67.3)
Net income				184.2	184.2	184.2

February 25, 2000	82.4	260.3	(33.0)	1,252.5	1,562.2	$166.2

Common stock conversion	11.7	(11.7)			—
Common stock issuance	0.1				0.1
Common stock repurchase	(24.7)	(31.9)			(56.6)
Other comprehensive income			3.0		3.0	3.0
Dividends paid				(65.9)	(65.9)
Net income				193.7	193.7	193.7

February 23, 2001	69.5	216.7	(30.0)	1,380.3	1,636.5	$196.7

Common stock conversion	7.7	(7.7)			—
Common stock issuance	0.5				0.5
Common stock repurchase	(2.6)	(1.8)			(4.4)
Other comprehensive income (loss)			(17.4)		(17.4)	(17.4)
Dividends paid				(57.5)	(57.5)
Steelcase S.A. net loss (1)				(3.2)	(3.2)
Net income				1.0	1.0	1.0

February 22, 2002	$75.1	$207.2	$(47.4)	$1,320.6	$1,555.5	$(16.4)

(1)
Steelcase S.A. net loss for the two-month period (“stub period”) ended February 23, 2001 was $3.2 million, net of tax. Steelcase S.A. revenue generated for the stub period was $102.0 million. (See Note 2)

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

	February 22, 2002	February 23, 2001	February 25, 2000

OPERATING ACTIVITIES
Net income	$1.0	$193.7	$184.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.4	162.5	141.8
Write-down of fixed assets	8.5	—	—
Pension and postretirement benefit cost	30.6	24.7	26.3
Restructuring cost	21.7	—	—
Loss (gain) on disposal of assets	9.3	(12.2)	(17.0)
Deferred income taxes	(16.5)	(19.2)	(7.1)
Equity in net income of joint ventures and dealer transitions	(0.8)	(0.9)	(3.3)
Changes in operating assets and liabilities, net of corporate acquisitions:
Accounts receivable	274.6	(33.3)	(9.4)
Inventories	46.9	(19.3)	(21.2)
Prepaid expenses and other assets	(29.6)	(26.5)	(14.7)
Accounts payable	(81.8)	44.3	7.9
Accrued expenses and other liabilities	(141.7)	(104.0)	18.2

Net cash provided by operating activities	294.6	209.8	305.7

INVESTING ACTIVITIES
Capital expenditures	(123.0)	(260.5)	(188.8)
Proceeds from the disposal of assets	18.7	179.3	16.4
Increase in lease fundings	(146.0)	(239.0)	(193.0)
Proceeds from repayments of lease fundings	155.5	138.3	72.8
Net decrease (increase) in notes receivable	68.2	(30.2)	(20.0)
Net change in investments	(9.5)	(1.6)	24.6
Joint ventures and dealer transitions	0.3	(6.3)	(9.7)
Acquisitions, net of cash acquired, and business divestitures	(214.6)	(0.1)	(209.6)

Net cash used in investing activities	(250.4)	(220.1)	(507.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	523.2	191.8	326.3
Repayments of long-term debt	(403.8)	(103.0)	(93.4)
Short-term borrowings (repayments), net	(69.9)	(6.9)	90.5
Common stock issuance	0.5	0.1	—
Common stock repurchase	(4.4)	(56.6)	(36.7)
Dividends paid	(57.5)	(65.9)	(67.3)

Net cash provided by (used in) financing activities	(11.9)	(40.5)	219.4

Effect of exchange rate changes on cash and cash equivalents	(1.9)	2.3	(4.3)

Net increase (decrease) in cash and cash equivalents	30.4	(48.5)	13.5
Cash and cash equivalents, beginning of year	39.0	87.5	74.0

Cash and cash equivalents, end of year	$69.4	$39.0	$87.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

We are the world’s largest manufacturer and provider of office furniture, office furniture systems and related products and services. We have more than 40 manufacturing locations throughout the world, including the United States, Canada, Mexico and Europe. Our products are distributed through a worldwide network of independent dealers in approximately 830 locations including about 390 in North America, 380 in Europe and 60 throughout the rest of the world. We operate under two geographical manufacturing and sales segments, North America and International, and a Financial Services business segment, which provides financing services to our dealers and their customers to facilitate the purchase of our products in the United States, Canada and Europe.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, including the accounts of Steelcase S.A. and subsidiaries, formerly known as Steelcase Strafor S.A., (‘‘Steelcase Strafor’’), which became a wholly-owned subsidiary effective March 31, 1999. Beginning this fiscal year ended February 22, 2002, our European subsidiaries are accounted for on the same fiscal year. In prior years, Steelcase Strafor was accounted for on a two-month lag. The impact of the change in their year end was not material (see Consolidated Statements of Changes in Shareholders’ Equity). During the normal course of business, we may obtain equity interests in dealers which we intend to resell as soon as practicable (‘‘dealer transitions’’). The financial statements for majority-owned dealer transitions for which no specific transition plan has been adopted or is in the process of being adopted at the acquisition date are consolidated with our financial statements. Majority-owned dealer transitions with a transition plan that has been adopted or is in the process of being adopted at the date we acquire them are accounted for under the equity method of accounting. These unconsolidated dealer transitions are included in joint ventures and dealer transitions in the consolidated balance sheet. Our investments in joint ventures and dealer transitions are carried at our ownership interest in the net assets of those entities primarily based on audited financial statements for each applicable year. All significant transactions and balances among our businesses have been eliminated in consolidation.

Foreign Currency Translation

For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in Other Comprehensive Income (Loss) (“OCI”), a separate component of Shareholders’ Equity. We translate the statement of income accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in Other Income, and are not material.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Year End

Our fiscal year ends the last Friday in February with each fiscal quarter including 13 weeks. Each of the last three fiscal years being presented, February 22, 2002, February 23, 2001 and February 25, 2000, include 52-week periods.

Revenue Recognition

Furniture revenue includes product sales and service revenue. Product sales are recognized when products are shipped and service revenue is recognized when services are rendered. Service revenue is not material.

Finance revenues include interest income from dealer financing and leasing revenue. Interest income is recognized at established interest rates as earned over time. Direct finance lease revenues include interest earned on the net investments in leased assets, which is recognized over the lease term as a constant percentage return. Operating lease revenue is recognized as income as payments are scheduled to be received over the lease term.

The recognition of lease finance income is discontinued when, in the opinion of management, there is sufficient doubt that the borrower will be able to meet their scheduled repayments.

Cash Equivalents

Cash equivalents are highly liquid investments, primarily interest-earning deposits, treasury notes and commercial paper, with an original maturity of three months or less. Cash equivalents are reported at amortized cost, which approximates fair value, and approximated $38.5 million as of February 22, 2002 and $24.2 million as of February 23, 2001.

Investments

Investments are classified as held-to-maturity and typically include treasury notes, tax-exempt municipal bonds and other debt securities that we have the intent and ability to hold until maturity. These investments are reported at amortized cost, which approximates fair value. Investments classified as long-term, mature over the next five years.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in corporate-owned life insurance (‘‘COLI’’) policies, which were purchased to fund employee benefit plan obligations, are recorded at their net cash surrender values, in Other Assets, as reported by the issuing insurance companies associated with the COLI.

Inventories

Inventories are stated at the lower of cost or market and are valued based upon the last-in, first-out (‘‘LIFO’’) method and the average cost method.

Property and Equipment

Property and equipment, including some internally developed internal use software, is stated at the lower of cost or net realizable value. Major improvements that materially extend the useful life of the asset are capitalized. Expenditures for repairs, maintenance and software training are charged to expense as incurred. Depreciation and amortization is provided using the straight line-method over the estimated useful life of the assets.

Leased Assets

Net investments in leased assets include both direct financing and operating leases. The net investment in direct financing leases consist of the present value of the future minimum lease payments receivable (typically over three to five years) plus the present value of the estimated residual value (collectively referred to as the net investments). Residual value is an estimate of the fair value of the leased equipment at the end of the lease term, which we record, predominately based on historical experience and market studies conducted by independent third parties.

Operating leased assets consist of the equipment cost, less accumulated depreciation. Depreciation is included as part of financing expenses and is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as stated above. See Note 17 for additional information on financing expenses.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulting from business acquisitions are stated at cost and amortized on a straight-line basis over a period of 15 to 40 years. The carrying value for goodwill totaled $421.1 million as of February 22, 2002 and $368.3 million as of February 23, 2001 (See Note 18, Acquisitions). Goodwill and other intangible asset amortization expense was $24.3 million for 2002, $25.6 million for 2001 and $16.9 million for 2000.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for Steelcase for the fiscal year beginning February 23, 2002. This new accounting rule eliminates the amortization of goodwill and certain other intangibles and changes the method of determining impairment. The new rule requires the impairment analysis to be based on a fair value approach rather than an undiscounted cash flow methodology. As required by SFAS No. 142, we have performed an initial impairment assessment for each of our four reporting units. We estimate no impairment for the North America, Steelcase Design Partnership or Financial Services reporting units. We estimate our International reporting unit to have an impairment in a range of approximately $125.0 to $175.0 million on a pre-tax basis. This impairment will result in a non-cash charge in the first quarter of 2003, reflected as a cumulative effect of an accounting change, net of taxes. The adoption of this new standard will also benefit earnings beginning in 2003 by approximately $14.0 million as reduced amortization from goodwill and intangible assets with indefinite lives. Fiscal 2003 amortization will include amortization relating to the intangibles (other than goodwill) acquired in the PolyVision, Custom Cable and Artwright acquisitions.

Valuation of Long-lived Assets

Long-lived assets are reviewed, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, a current charge to income is recognized. We completed impairment tests of certain long-lived assets in fiscal 2002, as required by SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. See Note 21, for a description of the impairment charges recorded in fiscal 2002.

Product Related Expenses

Research and development expenses, which are expensed as incurred, were approximately $61.0 million for 2002, $72.0 million for 2001 and $70.0 million for 2000.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation claims, employee medical benefits and product liability claims. We have purchased stop-loss coverage in order to limit our exposure to any significant levels of workers’ compensation and product liability claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liabilities for self-insured losses included in other accrued expenses in the accompanying consolidated balance sheets are as follows (in millions):

	February 22, 2002	February 23, 2001

Workers’ compensation claims	$20.2	$16.5
Product liability claims	10.2	8.8

	$30.4	$25.3

We maintain a Voluntary Employees’ Beneficiary Association (‘‘VEBA’’) to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims, which are fully funded in the VEBA, were $8.6 million as of February 22, 2002 and $7.2 million as of February 23, 2001.

Product Warranty

We offer a lifetime warranty on Steelcase brand products, subject to certain exceptions, which provides for the free repair or replacement of any covered product or component that fails during normal use because of a defect in design, materials or workmanship. The accrued liability for warranty costs included in other accrued expenses is based on an estimated amount needed to cover future warranty obligations for products sold. The balance was $26.0 million as of February 22, 2002 and $46.0 million as of February 23, 2001.

In accordance with our warranty policy, we reserved for known warranty issues regarding our Pathways based products in the fourth quarter of 2000. As of February 22, 2002, we have completed approximately 90% of the field retrofit and the associated reserve has been significantly reduced.

Environmental Matters

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses was $7.7 million as of February 22, 2002 and $6.9 million as of February 23, 2001. Our reserve increased in 2002 as a result of our acquistion of PolyVision. Based on our ongoing evaluation of our environmental matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs, which are expensed as incurred, were $20.5 million for 2002, $23.1 million for 2001 and $18.8 million for 2000.

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding (‘‘WASO’’) during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares, under our Stock Incentive Plans, had been issued. Diluted earnings per share includes effects of the Stock Incentive Plans. Due to their anti-dilutive effect, we have not included options of 2.6 million for 2002, 2.6 million for 2001 and 4.1 million for 2000 in our calculation of diluted earnings per share. The WASO for the basic calculation was 147.3 million for 2002, 149.4 million for 2001 and 152.8 million for 2000. The WASO for the diluted calculation was 147.7 million for 2002, 149.8 million for 2001 and 152.8 million for 2000.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to account for our Stock Incentive Plans in accordance with APB Opinion No. 25. Pro forma results of operations, as if the fair value method prescribed by SFAS No. 123 had been used to account for our Stock Incentive Plans, are presented in Note 11.

Fair Value of Financial Instruments

The carrying amount of our financial instruments, consisting of cash equivalents, investments, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of our long-term debt approximates fair value due to their stated rate approximating a market rate. See additional discussion regarding foreign currency contracts and interest rate swaps and caps in Note 14.

Derivatives and Hedging Activities

During 2002, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require that we recognize all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in OCI, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market rates. These fair market values are updated on a quarterly basis. As disclosed in further detail in Note 14, the 2002 consolidated financial statements include the provisions required by SFAS No. 133, as amended, while the 2001 consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

We use derivative financial instruments principally to manage two types of risk. First, the risk that interest rate changes will affect either the fair value of our lease portfolio and debt obligations or the amount of our future interest payments. Second, we use foreign exchange contracts to hedge the risk that unremitted or future cash flows owed to us for the sale or anticipated sale of products abroad and other cash inflows; and the risk that future payments by us for the purchase or anticipated purchase of products abroad and other cash outflows may be adversely affected by changes in the foreign currency rates.

We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We have incorporated many years of historical data into the determination of each of these estimates. We have a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves and residual values. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS 143, Accounting for Asset Retirement Obligations. SFAS No. 141 establishes accounting and reporting standards for business combinations initiated after June 30, 2001; this pronouncement was applied to the acquistions in 2002 and did not have a material effect on our financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. We intend to adopt the provisions of SFAS No. 142 for the fiscal year beginning February 23, 2002. See Note 2, under the heading Goodwill and Other Intangible Assets, regarding the estimated impact of this pronouncement on our future financial results. SFAS No. 143 establishes accounting and reporting standards for the retirement of long-lived assets and the associated asset retirement costs. We intend to adopt the provisions of SFAS No. 143 during our fiscal year 2004. The impact of this pronouncement is not anticipated to have a material effect on our financial results.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. We intend to adopt the provisions of SFAS No. 144 during our fiscal year 2003; this pronouncement is not anticipated to have a material effect on our financial results.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity, except those due to investments by owners and distributions to owners. Accumulated OCI consists primarily of foreign currency translation loss, which aggregated $39.6 million as of February 22, 2002 and $30.2 million as of February 23, 2001.

Other Comprehensive Income (Loss) (in millions)	Year Ended

	February 22, 2002		February 23, 2001		February 25, 2000

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		$(9.4)		$3.2		$(19.6)
Unrealized gain on investments		—		—		1.1
Unrealized loss on derivative instruments		(8.0)		—		—
Minimum pension liabilities		—		(0.2)		0.5

Other comprehensive income (loss)		$(17.4)		$3.0		$(18.0)

4.    INVENTORIES

Inventories (in millions)	February 22, 2002	February 23, 2001

Finished goods	$72.3	$84.0
Work in process	31.1	42.1
Raw materials	82.2	102.3

	185.6	228.4
LIFO reserve	(38.5)	(43.7)

	$147.1	$184.7

Inventories determined by the LIFO method totaled $91.0 million as of February 22, 2002 and $127.2 million as of February 23, 2001. The effect of LIFO liquidations on net income is not material.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (in millions)	Estimated Useful Lives (Years)	February 22, 2002	February 23, 2001

Land	–	$71.0	$68.6
Buildings and improvements	10 – 50	772.4	728.9
Machinery and equipment	3 – 15	1,289.4	1,269.1
Furniture and fixtures	5 – 8	94.7	88.5
Leasehold improvements	3 – 10	58.4	47.7
Capitalized software	3 – 10	124.9	109.3
Construction in progress	–	43.5	116.8

		2,454.3	2,428.9
Accumulated depreciation and amortization		(1,557.5)	(1,495.1)

		$896.8	$933.8

Depreciation and amortization expense approximated $148.1 million for 2002, $136.9 million for 2001 and $124.9 million for 2000. Construction in progress consists of numerous equipment, facility and software projects.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    NOTES RECEIVABLE AND LEASED ASSETS

Notes receivable and leased assets are primarily associated with our Financial Services segment. See Note 17 for additional information on the assets of our Financial Services segment.

Notes Receivable and Leased Assets (in millions)	February 22, 2002	February 23, 2001

Notes receivable:
Project financing	$12.2	$34.0
Asset-based lending	56.8	117.9
Term financing	51.5	49.6
Other	4.8	2.5
Net investment in leased assets:
Direct financing leases:
Minimum lease payments receivable	388.4	381.4
Estimated residual value	55.8	44.1
Unearned revenue	(76.7)	(77.8)

Total direct financing leases	367.5	347.7
Operating leases:
Operating leases assets	131.6	144.6
Accumulated depreciation	(58.8)	(42.5)

Net operating leases	72.8	102.1
Allowance for credit losses	(35.3)	(41.5)

	530.3	612.3
Current portion	194.5	270.4

Long-term portion	$335.8	$341.9

Notes receivable includes three distinct programs of dealer financing: project financing; asset-based lending; and term financing. Through these programs, we help dealers secure interim financing, establish working capital lines of credit, finance ownership changes and restructure debt.

The terms of notes receivable range from a few months for project financing to 13 years for certain term financing. Interest rates are both floating and fixed, reaching up to 11.0% as of February 22, 2002. The notes are generally secured by certain dealer assets and, in some cases, the common stock of the dealership. Additionally, our asset-based lending (“ABL”) programs with our dealers, as of February 22, 2002, have $108.7

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in total commitments, approximately $51.0 million of which is the outstanding balance. These ABL outstanding balances are secured with $56.3 million in collateral. Unused ABL credit lines are subject to available collateral. These commitments generally expire in one year and are reviewed periodically for renewal.

Future Minimum Lease Payments Receivable (in millions)	Direct financing leases	Operating leases

2003	$117.9	$27.9
2004	101.2	21.3
2005	75.1	10.7
2006	49.5	1.1
2007 and thereafter	44.7	0.2

	$388.4	$61.2

Approximately 34% of direct financing leases call for transfer of ownership to customers at lease-end. The original equipment cost at lease inception for leases in effect as of February 22, 2002 is $563.6 million for direct financing leases and $131.6 million for operating leases.

Approved but unfunded lease financing amounted to approximately $68.8 million as of February 22, 2002, subject to final customer delivery and acceptance.

Allowance for Credit Losses of Notes Receivable and Net Leased Assets (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Balance at beginning of year	$41.5	$13.2	$7.5
Provision for credit losses	19.8	30.9	6.6
Excess of accounts written off over recoveries	(26.0)	(2.6)	(0.9)

Balance at end of year	$35.3	$41.5	$13.2

During 2002, lease portfolio write-offs totaled $10.3 million; in addition we wrote off $16.1 million related to restructuring of a dealer transition.

Direct financing leased assets consist of the present value of the future minimum lease payments receivable plus the present value of the estimated residual value. Residual value is an estimate of the fair market value of

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the leased equipment at the end of the lease term and requires estimation of the future value of the leased products at the inception of the lease. We record and periodically review residual values based on historical experience and market studies conducted by independent third parties that estimate future value based on the following factors: economic life of products, type of products, availability of a secondary market, present value of future net cash flows expected to be generated from the product, cost to disassemble and move products, and current cost of reproducing the product.

Operating lease assets consist of the equipment cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as set forth above.

Estimated Residual Values by Year of Lease Termination (in millions)	Direct financing leases	Operating leases

2003	$3.9	$2.5
2004	3.6	7.7
2005	6.5	10.3
2006	13.4	5.4
2007 and thereafter	28.4	0.2

	$55.8	$26.1

7.    JOINT VENTURES AND DEALER TRANSITIONS

Investments in Unconsolidated Joint Ventures and Dealer Transitions (in millions)	February 22, 2002	February 23, 2001

Investments in dealer transitions	$27.9	$32.7
Joint ventures	14.5	12.5

	$42.4	$45.2

Investments in dealer transitions represent dealers we have acquired with the intention of reselling as soon as practicable. Accordingly, we recognize our appropriate share of earnings and losses from dealer transitions primarily based on the equity method of accounting. Accounts and notes receivable from unconsolidated joint ventures and dealers in transition approximated $72.9 million as of February 22, 2002 and $97.4 million as of February 23, 2001. Joint ventures are comprised of joint ventures located in the United States, Saudi Arabia, Japan and Thailand.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended

Equity in Net Income of Unconsolidated joint Ventures and Dealer Transitions (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

50% share of Steelcase Strafor net income	$—	$—	$2.6
Net income of dealer transitions	(2.5)	0.3	1.0
Other joint ventures, net	3.3	0.6	(0.3)

	$0.8	$0.9	$3.3

Due to the effective date of our acquisition of Steelcase Strafor, net income for the year ended February 25, 2000 represents Steelcase’s share of Steelcase Strafor’s net income for the first quarter of fiscal 2000.

8.    OTHER ASSETS

Other Assets (in millions)	February 22, 2002	February 23, 2001

Corporate-owned life insurance	$160.5	$151.3
Long-term investments	11.4	9.7
Other	32.2	24.0

	$204.1	$185.0

Investments in COLI policies, which were purchased to fund employee benefit plan obligations, are recorded at their net cash surrender values, as reported by the issuing insurance companies associated with the COLI. We are exposed to changes in the equity market, which will likely result in corresponding increases and decreases in the value of these investments. The portfolio consists of 82% equity investments and 18% fixed rate investments.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations (in millions)	Weighted Average Interest Rates	Fiscal Year Maturity	February 22, 2002	February 23, 2001

U.S. dollar obligations:
Senior notes (1)	6.50%	2007	$248.7	$—
Lease receivables transfer facility (2)	6.34%	2009	179.0	201.2
Notes payable (3)	5.96%-8.21%	2005-2009	70.3	72.3
Revolving credit facilities (4)			—	30.7
Other			1.6	3.0

			499.6	307.2

Foreign currency obligations:
Commercial paper (5)	3.52%	2003	34.9	—
Revolving credit facilities (4)	3.74%-4.35%	2003	19.5	193.1
Notes payable (3)	5.12%-9.75%	2003-2009	39.7	36.9

			94.1	230.0

Total short-term borrowings and long-term debt			593.7	537.2
Short-term borrowings and current portion of long-term debt			160.1	209.7

Long-term debt			$433.6	$327.5

(1)
In November 2001, we issued $250.0 million, 6.375% senior notes in a private placement pursuant to Rule 144A and Regulation S under the Securities Act, with an effective rate to maturity of 6.50% and due November 2006. These notes were priced at 99.48% of par. Subsequent to fiscal 2002, the entire amount of senior notes issued in the private placement was exchanged pursuant to a registration statement filed with the Securities and Exchange Commission for a like principal amount of registered 6.375% senior notes due 2006. The notes are unsecured unsubordinated obligations and rank equally with all of our other unsecured unsubordinated indebtedness. We may redeem some or all of the notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points, plus, in both cases, accrued and unpaid interest.

(2)
In October 2001, we voluntarily decreased the amount available to us under a committed lease receivables transfer facility to $300.0 from $350.0 million. Under this facility we have the right, subject to certain

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions, to receive advances against the transfer of certain lease receivables. The advances are funded either by a bank-sponsored conduit facility vehicle via the issuance of commercial paper or by committed financial institutions. Advances under the facility are secured by the lease receivables and leased equipment and are repaid from the cash flows of the lease receivables and with no recourse to us. The facility may be renewed annually, and advances on the facility are due over the next six years with principal payments determined based upon the related underlying leases. Interest on the facility is based on the floating commercial paper rate or LIBOR plus a margin, while lease payments on the underlying lease receivables are based upon fixed interest rates. Therefore, to match interest rate exposures, we entered into interest rate swaps in conjunction with each borrowing that effectively provides a fixed rate for borrowings on the facility of 6.34% as of February 22, 2002 and 6.74% as of February 23, 2001. For more information regarding interest rate swaps, see Note 14.

(3)
Notes payable represents various amounts payable to banks and others, including capitalized lease obligations, collateralized by the underlying leased assets. Certain agreements contain covenants that include, among others, minimum levels of tangible net worth, interest coverage and debt ratio. Approximately $41.8 million as of February 22, 2002 and $31.4 million as of February 23, 2001 of notes payable are collateralized by lease receivables, including certain leased assets.

(4)
In April 2001, we established a 364-day and a 3-year multi-currency committed revolving credit facility with various financial institutions under which we may borrow up to $200.0 million or its equivalent under each facility for a total of $400 million. We may use borrowings under these facilities for general corporate purposes, including commercial paper back-up. Maturities range from one to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The 364-day agreement may be renewed for additional periods of 364 days, subject to certain conditions. Our obligations under these facilities are unsecured and unsubordinated. Both facilities contain certain covenants that include, among others, requirements for a minimum level of tangible net worth, a minimum interest coverage ratio and a maximum ratio of debt to earnings. As of February 22, 2002, the two facilities had no borrowings against them. The 364-day facility was renewed in April 2002.

The short-term and long-term multi-currency facilities replaced other committed facilities in existence as of February 23, 2001. These facilities included a 364-day unsecured committed revolving credit facility under which we could borrow up to $200.0 million. These facilities also included an unsecured committed multi-currency revolving credit facility, consisting of short-term (Tranche A) and long-term (Tranche B) tranches, totaling euro 200.0 million or its equivalent. Tranche A borrowings amounted to $67.9 million and Tranche B borrowings amounted to $99.0 million, as of February 23, 2001. The effective interest rate for Tranche A borrowings was 5.12% and for Tranche B borrowings was 5.02% as of February 23, 2001. This multi-

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency facility was terminated and repaid in full in fiscal 2002, at which time interest rate swaps and cap agreements that were in place in relation to this facility were canceled.

Additionally, we have agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $35.0 million of U.S. dollar obligations and $31.5 million of foreign currency obligations at February 22, 2002. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions, may be renewed annually. Borrowings on these facilities as of February 22, 2002 were $19.5 million and as of February 23, 2001 were $26.2 million.

(5)
In June 2001, we initiated a $400.0 million global commercial paper program. Notes may be in the form of euro commercial paper or U.S. commercial paper, and may be denominated in U.S. Dollars, euro or Japanese Yen with maturities ranging from 1 to 365 days. The notes may be issued at a discount or may bear fixed or floating rate interest or coupon calculated by reference to an index or formula. Borrowings under the program were $34.9 million as of February 22, 2002.

Annual Maturities on Short-Term Borrowings and Long-Term Debt (in millions)

Year Ending	Amount

2003	$160.1
2004	81.8
2005	54.1
2006	31.1
2007	262.6
Thereafter	4.0

$593.7

Total cash paid for interest on short-term borrowings and long-term debt amounted to $31.9 million for 2002, $32.5 million for 2001 and $10.6 million for 2000.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (in millions)	February 22, 2002	February 23, 2001

Profit-sharing plans	$27.7	$57.3
Management incentive and deferred compensation plans	41.0	54.3
Pension and postretirement plans:
Pension benefits	25.2	32.1
Postretirement benefits	205.4	188.8

	299.3	332.5
Current portion	51.0	84.8

Long-term portion	$248.3	$247.7

Profit-Sharing Plans

Substantially all North American employees are covered under the Steelcase Inc. Employees’ Profit-Sharing Retirement Plan and the Steelcase Inc. Employees’ Money Purchase Plan or under similar subsidiary plans. Our annual contributions under the Steelcase Inc. Employees’ Profit-Sharing Retirement Plan and similar subsidiary plans are discretionary and declared by the Compensation Committee at the end of each fiscal year. Under the Steelcase Inc. Employees’ Money Purchase Plan, our annual contributions are required in the amount of 5% of eligible annual compensation. Total expense under these plans approximated $24.8 million for 2002, $51.8 million for 2001 and $65.9 million for 2000.

Management Incentive and Deferred Compensation Plans

The Management Incentive Plan is an annual and long-term incentive compensation program that provides eligible key employees with cash payments and Steelcase stock options based on our achievement of specified financial performance goals measured by Economic Value Added (‘‘EVA’’), as defined in the plan. Annual bonuses are payable after the end of the fiscal year and therefore, are included in accrued compensation in the accompanying consolidated balance sheets. 75% of the long-term bonus amounts are paid out over a subsequent three-year period and 25% are paid in Steelcase stock options, which vest over 3 years.

We also have deferred salaried obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. Compensation withheld has primarily been invested in corporate-owned life insurance, which is expected to be sufficient to cover such future obligations.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management incentive and deferred compensation expense approximated $5.2 million for 2002, $23.9 million for 2001 and $23.9 million for 2000.

Pension and Postretirement Benefits

Our pension plans include a non-qualified supplemental executive retirement plan (“SERP”) that is limited to a select group of management or highly compensated employees. The obligations under this plan and other defined benefit plans at our subsidiaries are included in the pension disclosure below. In 2002, certain retiree benefits under a plan offered to our German operations employees were sold to a third party who assumed the responsibility for the on-going costs with no recourse to us.

We, and certain of our subsidiaries have postretirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. We accrue the cost of postretirement insurance benefits during the service lives of employees based on actuarial calculations for each plan.

	Pension Plans		Postretirement Plans

Changes in Benefit Obligations, Fair Value of Assets and Funded Status (in millions)	February 22, 2002	February 23, 2001	February 22, 2002	February 23, 2001

Change in benefit obligations:
Benefit obligations, beginning of year	$72.5	$71.8	$240.4	$205.3
Service cost	3.3	2.8	6.2	4.9
Interest cost	4.2	4.7	17.6	16.0
Amendments	—	(0.7)	—	(2.7)
Net actuarial (gain) loss for prior year	(0.9)	0.8	16.4	25.6
Plan participants’ contributions	0.1	0.2	3.6	2.3
Pension divestitures	(6.2)	—	—	—
Currency changes	(1.1)	(2.8)	(.2)	—
Benefits paid	(3.6)	(4.3)	(12.5)	(11.0)

Benefit obligations, end of year	68.3	72.5	271.5	240.4

Change in plan assets:
Fair value of plan assets, beginning of year	38.5	37.8	—	—
Actual return on plan assets	(0.8)	0.4	—	—
Employer contributions	5.8	6.0	8.8	8.7
Plan participants’ contributions	0.1	0.2	3.6	2.3
Pension divestitures	(0.6)	—	—	—
Currency changes	(0.7)	(2.0)	—	—
Benefits paid	(3.8)	(3.9)	(12.4)	(11.0)

Fair value of plan assets, end of year	38.5	38.5	—	—

Funded status	(29.8)	(34.0)	(271.5)	(240.4)
Unrecognized prior service cost (gain)	2.7	2.9	(2.4)	(2.6)
Unrecognized transition (asset) obligation	0.2	(1.4)	1.0	1.2
Unrecognized net actuarial loss	4.6	2.0	67.5	53.0

Net amount recognized	$(22.3)	$(30.5)	$(205.4)	$(188.8)

Amounts recognized in the consolidated balance sheets:
Accrued benefit plan obligations	$(25.2)	$(32.1)	$(205.4)	$(188.8)
Prepaid pension costs	2.9	1.2	—	—
Intangible assets	—	0.6	—	—
Accumulated other comprehensive income	—	(0.2)	—	—

Net amount recognized	$(22.3)	$(30.5)	$(205.4)	$(188.8)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended

Weighted-Average Assumptions and Components of Expense (in millions)	Pension Plans						Postretirement Plans

	February 22, 2002		February 23, 2001		February 25, 2000		February 22, 2002		February 23, 2001		February 25, 2000

Components of expense:
Service cost		$3.3		$2.8		$3.6		$6.2		$4.9		$5.7
Interest cost		4.2		4.7		4.6		17.6		16.0		13.2
Amortization of prior year service cost		0.3		0.1		—		(.2)		—		0.6
Expected return on plan assets		(2.8)		(2.7)		(2.5)		—		—		—
Amortization of transition obligation (asset)		—		(1.1)		0.3		0.2		0.2		0.5
Unrecognized net actuarial (gain) loss		—		(0.8)		0.1		1.8		0.6		0.2

Net expense		$5.0		$3.0		$6.1		$25.6		$21.7		$20.2

Weighted-average assumptions:
Discount rate		6.75%		6.75%		7.00%		7.25%		7.50%		8.00%
Expected return on plan assets		7.75%		7.00%		5.00%		—		—		—
Rate of salary progression		4.25%		4.50%		5.25%		4.50%		4.50%		4.50%

The Accumulated Benefit Obligation (ABO) for our pension plans is $59.4 million and plan assets are $38.5 million as of February 22, 2002. Our SERP has an ABO of $16.4 million as of February 22, 2002 with no associated plan assets. Instead, we have purchased COLI to fund the future obligation of the SERP. See Note 8 for additional information regarding COLI.

The assumed health care cost trend was 10.0% for 2002, gradually declining to 5.0% in 2009 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One percentage point increase	One percentage point decrease

Effect on total of service and interest cost components	$1.8	$(1.6)
Effect on postretirement benefit obligation	$19.2	$(17.3)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    STOCK INCENTIVE PLANS

Our stock incentive plans for employees and affiliates include the Steelcase Inc. Employee Stock Purchase Plan (the ‘‘Purchase Plan’’) and the Steelcase Inc. Incentive Compensation Plan (the ‘‘Incentive Compensation Plan’’).

Employee Stock Purchase Plan

We reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’). Pursuant to the Purchase Plan, each eligible employee, as of the start of any purchase period, will be granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 22, 2002, 454,721 shares remain available for purchase under the Purchase Plan. The Board may at any time amend or terminate the Purchase Plan.

Incentive Compensation Plan

Since inception of the Incentive Compensation Plan in 1998, we have reserved for issuance 14,284,727 shares of Class A Common Stock. We also issued an Employee Stock Grant in 1998, of 149,540 shares of Class A Common Stock, to certain of our employees. The Compensation Committee or its designee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine, among other things, the persons to whom awards under the Incentive Compensation Plan (‘‘Awards’’) will be made, the exercise price, vesting, size and type of such Awards, and the specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards. Awards under the Plan vest over a period of three to five years.

In June 2001, 400 restricted shares of Class A Common Stock were granted to each non-employee director, for a total grant of 4,000 shares. These shares have voting rights, receive dividends and vest over three years.

Awards may be made to our employees and non-employee directors or others as designated by the Compensation Committee. A variety of Awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (‘‘SARs’’), restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as the Compensation Committee may determine. Stock options granted under the Incentive Compensation Plan may be either incentive stock

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.

In the event of a ‘‘change of control,’’ as defined in the Incentive Compensation Plan, (i) all outstanding options and SARs granted under the Incentive Compensation Plan will become immediately exercisable and remain exercisable throughout their entire term, (ii) any performance-based conditions imposed with respect to outstanding Awards shall be deemed to be fully earned and a pro rata portion of each such outstanding Award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of Awards denominated in shares of Class A Common Stock, and in cash, in the case of Awards denominated in cash, with the remainder of such Award being canceled for no value and (iii) all restrictions imposed on restricted stock that are not performance-based shall lapse.

Information relating to our stock options, which pursuant to APB Opinion No. 25 did not result in any compensation expense recognized by us, is as follows:

Stock Option Data	Number of Shares	Weighted Average Option Price Per Share

Unexercised options outstanding:
February 26, 1999	2,670,350	$28.03
Options granted	1,609,500	$4.35
Options exercised	—	—
Options forfeited	(202,250)	$24.68

Unexercised options outstanding:
February 25, 2000	4,077,600	$22.80
Options granted	2,106,026	$10.61
Options exercised	(4,899)	$13.94
Options forfeited	(210,410)	$18.37

Unexercised options outstanding:
February 23, 2001	5,968,317	$18.66
Options granted	2,798,803	$12.90
Options exercised	(44,982)	$11.02
Options forfeited	(206,163)	$15.74

Unexercised options outstanding:
February 22, 2002	8,515,975	$16.87

Exercisable options:
February 25, 2000	579,135	$28.01
February 23, 2001	1,529,009	$23.59
February 22, 2002	3,314,843	$20.64

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Information

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$10.50 to $20.00	6,113,125	8.3	$12.49	1,605,653	$12.78
$20.01 to $36.50	2,402,850	6.0	$28.03	1,709,190	$28.02

$10.50 to $36.50	8,515,975	7.7	$16.87	3,314,843	$20.64

The price per share of options outstanding ranged from $10.50 to $36.50 as of February 22, 2002, $10.50 to $36.50 as of February 23, 2001 and $13.94 to $36.50 as of February 25, 2000. As of February 22, 2002, there were 5,565,331 options available for future issuances.

SFAS No. 123 Pro Forma Data

As discussed in Note 2, we account for our Stock Incentive Plans in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the employee stock option grants. If we had recognized compensation expense based upon the fair value of the employee stock option grants at the date of grant and their respective vesting periods, as prescribed by SFAS No. 123, our net income and earnings per share would have been as follows (in millions, except per share amounts):

	Year Ended

SFAS No. 123 Pro Forma Data (in millions, except per share data)	February 22, 2002 (1)	February 23, 2001	February 25, 2000

Pro forma net income (loss)	$(8.6)	$187.6	$181.5
Pro forma earnings (loss) per share (basic and diluted)	$(0.06)	$1.26	$1.19

(1)	For pro forma calculation, we used an annual effective tax rate of 37%.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model.

	Year Ended

Weighted Average Assumptions for Option Grants	February 22, 2002	February 23, 2001	February 25, 2000

Risk-free interest rate	4.5%	6.4%	5.2%
Dividend yield	1.7%	3.0%	3.1%
Volatility	40.5%	44.4%	31.6%
Average expected term (years)	4.0	4.0	4.0
Fair value of options granted	$4.24	$3.66	$3.59

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    OTHER INCOME, NET

	Year Ended

Other Income, net (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Interest income	$8.3	$8.3	$6.4
Gain (loss) on dealer transitions	(11.0)	(24.7)	8.3
Gain on disposal of property and equipment	3.7	26.9	10.0
Gain on sale of investments	—	2.8	7.0
Miscellaneous-net	(1.5)	2.0	1.1

	$(0.5)	$15.3	$32.8

13.    INCOME TAXES

	Year Ended

Provision for Income Taxes (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Current income taxes:
Federal	$2.8	$93.1	$98.9
State and local	1.4	6.3	4.5
Foreign	10.8	30.7	19.2

	15.0	130.1	122.6

Deferred income taxes:
Federal	9.9	—	(4.6)
State and local	0.1	0.6	(0.1)
Foreign	(26.5)	(19.8)	(2.4)

	(16.5)	(19.2)	(7.1)

	$(1.5)	$110.9	$115.5

The total amount of undistributed earnings of foreign subsidiaries, which are deemed to be permanently invested, amounted to $84.3 at February 22, 2002. No provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to Steelcase. It is not practical to estimate the amount of these taxes. Subject to certain limitations, the withholding taxes on the foreign dividends would then be available for use as credit against the U.S. tax liability.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax base of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

Net Deferred Tax Asset (in millions)	February 22, 2002	February 23, 2001

Deferred income tax assets:
Employee benefit plan obligations	$114.1	$112.4
Reserves and allowances	54.2	56.4
Foreign losses	32.8	19.8
Valuation allowance on foreign losses	(13.2)	(11.3)
Other	9.0	—

Total deferred income tax assets	196.9	177.3
Deferred income tax liabilities:
Property and equipment	(50.6)	(42.9)
Intangible assets	(8.0)	(12.3)
Net leased assets	(5.9)	(10.8)

Total deferred income tax liabilities	(64.5)	(66.0)
Net deferred income tax assets	132.4	111.3
Current portion	73.3	85.7

Non-current portion	$59.1	$25.6

As of February 22, 2002, we have $98.4 million of foreign operating loss carry-forwards. Realization is dependent on our future taxable income of the related foreign operations and tax planning strategies. It is considered more likely than not that a benefit of $19.6 will be realized on these loss carryforwards. A valuation allowance of $13.2 has been recorded against the remaining loss carryforwards. The foreign operating loss carry-forwards expire as follows:

Foreign Operating Loss Carry-forwards (in millions)

Year Ending	Amount

2003	$1.6
2004	0.1
2005	3.6
2006	13.6
2007–2012	73.0
No expiration	6.5

$98.4

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax provision (benefit) we have recognized is reconciled to that computed under the federal statutory corporate as follows:

	Year Ended

Income Tax Provision (Benefit) Reconciliation (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Tax provision (benefit) at federal statutory rate	$(0.5)	$106.3	$103.7
State and local income taxes, net of federal tax	0.3	5.5	4.8
Goodwill and intangible asset amortization and write-offs	2.7	4.9	3.0
Research and experimentation credit	(1.8)	(1.0)	(0.9)
Foreign taxes, net of valuation allowance on foreign losses	(0.9)	(9.7)	5.9
Contributions	(1.1)	(0.1)	(1.3)
Other	(0.2)	5.0	0.3

Total income tax provision (benefit) recognized	$(1.5)	$110.9	$115.5

14.    FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

Financial Instruments

Financial instruments, which potentially subject us to concentrations of investment and credit risk, primarily consist of cash equivalents, investments, accounts receivable and notes receivable and leased assets, corporate-owned life insurance policies, accounts payable and short-term borrowings and long-term debt. We place our cash with high-quality financial institutions and invest in high-quality securities and commercial paper. We limit our exposure, by policy, to any one financial institution or debtor.

The fair values of financial instruments which do not approximate the carrying values in the financial statements as of February 22, 2002 and February 23, 2001 follow:

	February 22, 2002		February 23, 2001

Fair Value of Financial Instruments (in millions)	Carrying value	Fair value	Carrying value	Fair value

U.S. dollar obligations:
Notes payable	$70.3	$71.8	$72.3	$73.3
Lease receivables transfer facility	$179.0	$177.9	$201.2	$208.8
Foreign currency obligations
Revolving credit facilities	$39.7	$42.5	$36.9	$38.4

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

We use derivative financial instruments, principally forward contracts and interest rate swaps and caps, primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates to the amount of underlying assets also subject to variable interest rates. Certain contracts are designated as hedges against possible changes in the amount of future cash flows associated with interest payments of the existing variable-rate obligations. Under these contracts, we agree to receive an amount equal to a specific variable interest rate, times the same principal amount. In return we will pay an amount equal to a specified fixed interest rate times the same principal amount. Fair value hedges reduce our exposure to changes in interest rates that could affect the fair value of an asset that derives its value from a fixed rate. The principal amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination. See Notes 2 and 9 for more information regarding interest rate swaps and caps. The net effect on our operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates.

Foreign exchange contracts are primarily used to hedge the risk that unremitted or future revenue owed to us for the sale or anticipated sale, and the risk that future payments by us for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month period. We hedge net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International operations (euro) over the ensuing twelve-month period. To hedge this exposure, we used foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year.

The fair value of derivatives at February 22, 2002 was a liability of $14.9 million, which consisted of $12.8 million of cash flow hedges and $2.1 of fair value hedges. The fair value of foreign exchange contracts was immaterial. The notional amount of interest rate swap agreements as of February 22, 2002 was $296.2 million with fixed rates from 4.8% to 7.1%. The notional amount of foreign exchange contracts was not material as of February 22, 2002. These notional amounts do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 133, gains and losses on foreign exchange contracts were generally included as a component of interest and other income in our consolidated statement of operations. The fair value of forward contracts and swaps and interest rate swaps and caps was not material as of February 23, 2001. Upon the adoption of SFAS No. 133, we recorded transition adjustments as of February 24, 2001 to our derivative instruments at fair value and recognized the ineffective portion of the change in fair value of our derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $0.1 million and an after-tax decrease to OCI of approximately $5.1 million. The impact for the year ended February 22, 2002 resulting from subsequent changes in fair value of the derivatives was a $2.9 million reduction to OCI, net of tax. The total adjustment resulted in an after-tax reduction to net income of $0.1 million and a net decrease to OCI of $8.0 million. The decrease in OCI is primarily related to unrealized net losses on interest rate swap cash flow hedges. Fair value hedges were effective in offsetting the fair value adjustments in the underlying borrowings. As a result, there was no impact on net income during the year.

Concentrations of Credit Risk

Our customers consist primarily of independent dealers in the office environment industry. They are dispersed globally, but primarily across all North American and several European geographic areas. All probable uncollectable accounts and notes receivable and leased assets have been appropriately considered in establishing the allowances for losses. In general we obtain security interests in the assets of the customer. These security interests are generally secondary to the interest of the customer’s primary lenders.

Guarantees of debt obligations are conditional commitments that we issue to guarantee the performance of certain unconsolidated dealers and joint ventures to a third party. These guarantees are primarily issued to support private borrowing arrangements. We have guaranteed approximately $55.1 million as of February 22, 2002 and $45.9 million as of February 23, 2001 of debt obligations of unconsolidated dealers and joint ventures. Although this amount represents the maximum exposure to loss, management believes the actual risk of loss to be insignificant.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transitional Dealers

We have temporary equity investments of $27.9 million in certain dealers around the world. We hold these investments to facilitate the transition of ownership of the independent principal owners. These dealers are held for transitional periods of typically three to five years. They are considered temporary investments and are not included in our consolidated financial results. We act as the primary lender for these dealerships during the transition period and we are exposed to increased credit risk during this period.

As of February 22, 2002, these investments include a $17.3 million investment in six of our U.S. dealers located throughout the country. Aggregated, unaudited balance sheet data for these dealers is as follows.

Aggregated Unaudited Balance Sheet Data—Unconsolidated U.S. Dealers (in millions)	February 22, 2002

Tangible assets	$77.6
Intangible assets	31.5

Total assets	$109.1

External borrowings	$13.9
Other liabilities (1)	80.8

Total liabilities	94.7
Total shareholders’ equity	14.4

Total liabilities and shareholders’ equity	$109.1

(1)	Other liabilities include $44.2 million owed to Steelcase related to term notes and ABL lines of credit through our Financial Services segment.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    COMMITMENTS AND CONTINGENCIES

We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. In December 2000, we entered into a sale-leaseback arrangement for our New York showroom facility. Under the arrangement, we sold the facility and entered into a lease arrangement for an initial period of 17 years. The leaseback has been accounted for as an operating lease. The gain of $32.3 million realized in this transaction has been deferred and will be amortized against rent expense over the term of the initial lease. The deferred gain is included as a component of other long-term liabilities.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases (in millions)

Year Ending	Amount

2003	$45.7
2004	40.2
2005	37.1
2006	29.3
2007	19.0
Thereafter	99.1

$270.4

Rent expense under all operating leases approximated $55.4 million for 2002, $46.1 million for 2001 and $39.8 million for 2000.

We are involved in litigation from time to time in the ordinary course of business. Based on known information, management believes we are not currently a party to any material litigation.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    OPERATING SEGMENTS

We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments—North America and International—and a Financial Services segment. The North America segment includes the U.S., Canada, the SDP companies, and our IDEO and Attwood subsidiaries. PolyVision, acquired in November 2001, has been added to the SDP within our North America segment. The International segment reflects all other non-North America manufacturing and sales operations.

We evaluate performance and allocate resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

Operating Segment Data (in millions)	Office Furniture				Financial Services	Eliminations	Consolidated

	North America		International

Fiscal 2002
Revenue		$2,413.0		$596.9	$79.6	$—	$3,089.5
Operating income		36.6		(35.1)	10.5	7.7	19.7
Total assets		1,793.1		668.9	505.5	—	2,967.5
Capital expenditures		93.6		29.4	—	—	123.0
Depreciation & amortization		135.2		36.9	0.3	—	172.4

Fiscal 2001
Revenue		$3,238.4		$732.4	$78.2	$—	$4,049.0
Operating income		246.6		38.5	8.0	13.3	306.4
Total assets		1,769.7		800.3	587.0	—	3,157.0
Capital expenditures		226.7		33.8	—	—	260.5
Depreciation & amortization		125.6		36.5	0.4	—	162.5

Fiscal 2000
Revenue		$2,832.9		$742.0	$52.4	$(152.5)	$3,474.8
Operating income		234.5		31.4	2.6	6.0	274.5
Total assets		1,916.5		679.2	441.9	—	3,037.6
Capital expenditures		178.3		14.5	—	(4.0)	188.8
Depreciation & amortization		111.6		35.1	0.1	(5.0)	141.8

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the first quarter of 2000, International office furniture reflects the accounts of Steelcase Strafor, our 50% owned joint venture in Europe, as if the joint venture had been consolidated. The remaining 50% equity interest of Steelcase Strafor was purchased effective March 31, 1999. Accordingly, Steelcase Strafor’s results of operations have been consolidated with our results of operations from the acquisition date. Eliminations include the removal of Steelcase Strafor unconsolidated financial results in order to reconcile with our consolidated totals. In addition, eliminations also include intercompany interest expense between the Financial Services segment and the North America segment, which amount to $7.7 million in 2002, $13.3 million in 2001 and $16.4 million in 2000.

	Year Ended

Reportable Geographic Data (in millions)	February 22, 2002	February 23, 2001	February 25, 2000

Revenue:
United States	$2,395.8	$3,181.1	$2,779.8
Foreign locations(1)	693.7	867.9	695.0

Total	$3,089.5	$4,049.0	$3,474.8

Long-lived Assets:
United States	$1,165.1	$1,041.1	$1,070.7
Foreign locations(1)	466.6	467.1	464.8

Total	$1,631.7	$1,508.2	$1,535.5

(1)	Information for Steelcase Strafor prior to our March 31, 1999 acquisition of the remaining 50% equity interest in Steelcase Strafor has been excluded.

Revenue is attributable to countries based on the location of the customer.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    FINANCIAL SERVICES SEGMENT

Financial Services provides financing services to Steelcase dealers and their customers to facilitate the purchase of Steelcase products in the United States, Canada and Europe. Financial Services provides both dealer financing and lease financing.

The dealer-financing portion of the segment provides a variety of financial services to Steelcase dealers to support their business goals and foster stability in our distribution network. Dealer financing includes three distinct programs: project financing, asset-based lending and term notes. Through these programs, Financial Services helps dealers finance capital equipment, purchases of Steelcase products and establish working lines of credit. Lease financing provides leasing and financing alternatives for the acquisition of Steelcase products.

Condensed Financial Information (in millions)	February 22, 2002	February 23, 2001

Assets(1):
Project financing	$12.2	$34.0
Asset-based lending	44.6	95.7
Term financing	8.8	16.3
Leased assets	440.3	449.8
Allowance for credit losses	(8.7)	(10.6)

Notes receivable and leased assets, net	497.2	585.2
Other assets	8.3	1.8

Total assets	$505.5	$587.0

Liabilities and Shareholders’ Equity:
Bank debt(2)	$252.5	$259.6
Intercompany debt	175.3	233.1
Other liabilities	6.4	12.3
Shareholders’ equity	71.3	82.0

Total liabilities and shareholders’ equity	$505.5	$587.0

(1)
See Note 6 for additional information on notes receivable and leased assets. Note 6 disclosures are for Steelcase in total which also include but are not limited to financing dealer ownership changes and the restructuring of dealer term debt. The amounts presented in the above schedule relate to the Financial Services segment only.

(2)	See Note 9 for additional information on bank debt. Note 9 disclosures are for Steelcase in total. The amounts presented in the above schedule relate to the Financial Services segment only.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Services revenue and operating income for the past three years are shown in Note 16, Operating Segments.

Statement of Income (in millions)	Year Ended

	February 22, 2002		February 23, 2001		February 25, 2000

Financing revenue		$79.6		$78.2		$52.4
Interest expense		28.6		30.8		21.4
Provision for credit losses		8.2		4.9		3.7
Depreciation expense on operating leases		25.5		25.8		16.8

Net financing margin		17.3		16.7		10.5
General and administrative expenses		6.8		8.7		7.9

Operating income		10.5		8.0		2.6
Other income		0.4		—		—

Income before provision for income taxes		10.9		8.0		2.6
Provision for income taxes		4.4		2.9		1.1

Net income		$6.5		$5.1		$1.5

Return on equity		8.5%		7.1%		3.8%

Interest expense includes intercompany interest expense of $7.7 million in 2002, $13.3 million in 2001 and $16.4 million in 2000.

18.    ACQUISITIONS

PolyVision

On November 14, 2001, we acquired 100% of PolyVision for $2.25 per common share. The combination of Steelcase’s and PolyVision’s respective industry expertise and market shares are expected to accelerate our strategy to integrate the three core elements of the office environment—architecture, furniture and technology. We can now offer a greater variety of visual communication tools, ranging from standard white boards to fully interactive plasma displays, and we expect this acquisition to facilitate growth in the corporate learning and higher education markets and to provide increased access to the K-12 education market.

The total acquisition price of approximately $182.3 million included approximately $72.9 million of cost of equity, $103.2 million in assumed debt and $6.2 million of transaction costs. As a result of this acquisition, which

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was accounted for under the purchase method of accounting, PolyVision is now a wholly-owned subsidiary. Accordingly, the February 22, 2002 consolidated financial statements include the accounts and balances of PolyVision. Additionally, PolyVision’s results of operations from November 14, 2001 through February 22, 2002 have been consolidated with ours. We recorded the following intangible assets resulting from the consolidation of PolyVision.

Intangible Assets—PolyVision Acquisition (in millions)	Amortization Period	Amount	Annual Amortization

Goodwill	—	$57.0	—
Trademarks	—	32.2	—
Proprietary technology	9 to 14 years	47.7	$3.7
Software	7 years	5.0	0.7

The following unaudited pro forma data summarizes the combined results of operations of Steelcase and PolyVision as if the acquisition had occurred at the beginning of the year ended February 23, 2001, and includes the effect of purchase accounting adjustments. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies (in millions, except per share amounts):

Pro Forma Data (in millions)	February 22, 2002	February 23, 2001

Results of Operations:
Revenue	$3,202.6	$4,201.7
Gross profit	972.5	1,358.6
Operating income	30.0	318.9
Net income	—	192.9
Earnings per share (basic and diluted)	—	1.29

Custom Cable

Effective July 31, 2001, we acquired a 100% equity interest in Custom Cable Industries, a designer and installer of data and voice cabling and fabricator of data and telecommunication network cable assemblies. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after July 31, 2001 have been consolidated with ours. The transaction resulted in preliminary intangible assets of $14.7 million being recorded. The proforma effects of this acquisition would not be materially different from reported results.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Artwright

Effective February 7, 2002, we acquired a 75% equity interest in Steelcase Artwright Manufacturing SDN BHD, a joint venture with Artwright Holdings Berhad, a leading office furniture company in Southeast Asia. The joint venture manufactures furniture for office environments in Southeast Asia. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after February 7, 2002 have been consolidated with ours. The transaction was completed for $13.1 million in cash, and resulted in preliminary intangible assets of $6.3 million being recorded. Additionally, as part of our joint venture agreement, we loaned our joint venture partner, Artwright Holdings Berhad, $4.4 million on a nonrecourse basis, for a term of 5 years at a 6.375 percent interest rate. The proforma effects of this acquisition would not be materially different from reported results.

19.    RECLASSIFICATION

We have reclassified certain amounts from fiscal 2001 (“2001”) related to the Operating Segments footnote to conform to the fiscal 2002 (“2002”) presentation.

As of the period ended August 24, 2001, per the guidance from Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, we have changed the classification of certain shipping and handling costs. This change had the effect of increasing both revenue and cost of sales by equal amounts, and therefore, does not impact gross profit, operating income or net income in terms of dollars (all calculations as a percentage of revenue are affected). Restated annual data below reflects this reclassification.

The following tables provide data restated for EITF Issue 00-10 (in millions):

	2001		2000		1999		1998		1997

	$	%	$	%	$	%	$	%	$	%

Revenue	$4,049.0	100.0%	$3,474.8	100.0%	$2,873.3	100.0%	$2,884.1	100.0%	$2,516.3	100.0%
Cost of sales	2,740.3	67.7%	2,343.9	67.5%	1,864.9	64.9%	1,865.1	64.7%	1,647.3	65.5%
Gross profit	1,308.7	32.3%	1,130.9	32.5%	1,008.4	35.1%	1,019.0	35.3%	869.0	34.5%
Operating expense	1,002.3	24.7%	856.4	24.6%	682.5	23.8%	691.3	23.9%	718.2	28.5%
Operating income	306.4	7.6%	274.5	7.9%	325.9	11.3%	327.7	11.4%	150.8	6.0%
Net income	193.7	4.8%	184.2	5.3%	221.4	7.7%	217.0	7.5%	27.7	1.1%

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2002
Revenue	$905.2	$792.5	$731.4	$660.4	$3,089.5
Gross profit	286.1	249.3	221.5	176.5	933.4
Operating income	48.6	12.4	6.7	(48.0)	19.7
Net income (loss)	23.9	6.5	4.9	(34.3)	1.0
Earnings per share (basic and diluted)	0.16	0.04	0.03	(0.23)	0.01

2001
Revenue	$993.2	$1,035.7	$1,034.4	$985.7	$4,049.0
Gross profit	333.9	343.5	337.9	293.4	1,308.7
Operating income	97.4	92.7	79.2	37.1	306.4
Net income	62.6	53.7	51.7	25.7	193.7
Earnings per share (basic)	0.41	0.36	0.35	0.17	1.30
Earnings per share (diluted)	0.41	0.36	0.35	0.17	1.29

On November 14, 2001, Steelcase acquired PolyVision Inc. and their results are now consolidated with our results of operations. See Note 18.

During our fourth quarter of 2002, we recognized restructuring charges of $18.5 million ($11.7 million net of tax) related to International workforce reductions and other restructuring activities, $8.5 million ($5.4 million net of tax) related to an asset impairment for certain production lines in North America, and a $4.9 million restructuring charge ($3.1 million net of tax) related to North America workforce reductions.

In our third quarter of 2002, we recognized a restructuring charge of $7.4 million ($4.7 million net of tax) related to North America workforce reductions. Additionally, we recognized a non-recurring gain of $3.8 million ($2.4 million net of tax) related to the sale of a non-operating asset.

For our second quarter of 2002, we recognized a restructuring charge of $11.0 million ($6.9 million net of tax) related to North America workforce reductions.

In our first quarter of 2002, we recognized a non-recurring, non-operating charge of $7.0 million ($4.4 million net of tax) related to reserves for dealer transition financing.

During our fourth quarter of 2001, we recorded a non-recurring charge of $23.9 million ($15.2 million net of tax) related to facility closings, production relocation and workforce reductions. We do not consider these events to be a restructuring because the charges were not associated with a restructuring plan. Additionally, we

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized a non-recurring, non-operating gain of $18.3 million ($11.6 million net of tax) related to the sale of real estate. This was largely offset by a non-recurring non-operating charge of $18.8 million ($11.9 million net of tax) related to reserves for dealer transition financing. Our fourth quarter results were also positively impacted by the reduction of our annual effective tax rate to 36.5 percent.

In our first quarter of 2001, we recognized a non-recurring, non-operating gain of $8.8 million ($5.6 million net of tax) related to the sale of real estate.

21.    RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring charges:    During fiscal 2002, we took actions to reduce costs by restructuring certain areas of our business. Our second quarter included an $11.0 million charge related to workforce reductions; our third quarter included a $7.4 million charge related to workforce reductions and our fourth quarter included a $23.4 million charge related to restructuring and workforce reductions. All of the second and third quarter activities related to reductions across most of our North America business segment. The fourth quarter reductions were primarily related to our International business segment, including the restructuring of our European operations, Steelcase SA and our Airborne business.

During fiscal 2002, our restructuring charges for workforce reductions identified a reduction of our headcount by approximately 1,300 positions—850 of which occurred in fiscal 2002 and 450 which will occur in fiscal 2003.

Impairment charges:    In our fourth quarter, we recorded an impairment charge of $8.5 million. This charge related to a reduction in the book value of a group of assets associated with certain product lines, as required by SFAS No. 121. In addition to reducing the book value of these assets, we have also reduced their remaining useful lives to four years. The effected product lines will be phased out over the next four years.

Restructuring and Impairment Charges (in millions)	Fiscal 2002

	Q2		Q3		Q4		Total

Cost of sales
Restructuring charges—North America		$2.6		$6.3		$1.6		$10.5
Restructuring charges—International		—		—		10.8		10.8
Impairment charges		—		—		8.5		8.5

		2.6		6.3		20.9		29.8

Operating expenses
Restructuring charges—North America		8.4		1.1		3.3		12.8
Restructuring charges—International		—		—		7.7		7.7

		8.4		1.1		11.0		20.5

Totals		$11.0		$7.4		$31.9		$50.3

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Over our last three quarters we have recorded a reserve of $50.3 million to recognize all restructuring and impairment charges to date. Listed below is a summary of the payments and charges that have been applied against the total reserve as of February 22, 2002.

Reconciliation of Restructuring and Impairment Reserve (in millions)	Fiscal 2002

Total reserve charges during fiscal 2002		$50.3
Restructuring payments
North America workforce reduction	(17.8)
International workforce reduction	(1.5)
Other restructuring	(0.8)

Total restructuring payments		(20.1)
Impairment charge		(8.5)

Ending reserve balance		$21.7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 22, 2002 and February 23, 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 22, 2002. Our audits also included the financial statement schedule for the three years in the period ended February 22, 2002 as listed in Item 14(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 22, 2002 and February 23, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 22, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
March 15, 2002

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements and other financial information contained in this annual report were prepared by management in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, reasonable estimates and judgments have been made when necessary.

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

The company’s independent accountants are engaged to audit the company’s consolidated financial statements and schedule, in accordance with generally accepted auditing standards for the purpose of expressing an opinion on the financial statements and schedule.

James P. Hackett	James P. Keane
President and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Year ended February 22, 2002:
Allowances for losses on Accounts Receivable	$58.9	$28.8	$2.0(B)	$7.9(A)	$81.8
Allowances for losses on Notes Receivable	$41.5	$19.8		$26.0(A)	$35.3
Year ended February 23, 2001:
Allowances for losses on Accounts Receivable	$45.5	$17.5		$4.1(A)	$58.9
Allowances for losses on Notes Receivable	$13.2	$30.9		$2.6(A)	$41.5
Year ended February 25, 2000:
Allowances for losses on Accounts Receivable	$27.6	$11.2	$8.8(B)	$2.1(A)	$45.5
Allowances for losses on Notes Receivable	$7.5	$6.6		$0.9(A)	$13.2

Note	(A)—Excess of accounts written off over recoveries.

Note	(B)—Addition of beginning balances of acquisitions.

S-1

Index of Exhibits

Exhibit No.	Description

1.1
Purchase Agreement, dated November 19, 2001, by and among the company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (14)

2.1	Agreement and Plan of Merger by and among Steelcase Inc., PV Acquisition Corp. and PolyVision Corporation dated August 24, 2001, as amended (15)

3.1	Second Restated Articles of Incorporation of the Company (1)

3.2	Amended By-laws of the Company, as amended June 15, 2000 (10)

4.1
Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request. (9)

4.2	Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility (12)

4.3	Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility (12)

4.4	Global Commercial Paper Programme—ECP Issuing and Paying Agency Agreement dated June 20, 2001 (13)

4.5	Global Commercial Paper Programme—USCP Issuing and Paying Agency Agreement dated June 20, 2001 (13)

4.6	Indenture dated November 27, 2001, between the company and Bank One Trust Company, N.A. (14)

4.7	First Supplemental Indenture dated November 27, 2001, between the company and Bank One Trust Company, N.A. (14)

4.8
Registration Rights Agreement, dated November 19, 2001, by and among the company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (14)

4.9	Form of Note (included in Exhibit 4.7) (14)

4.10	First Amendment to Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility (14)

4.11	First Amendment to Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility (14)

4.12	Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

Index of Exhibits—(Continued)

Exhibit No.	Description

4.13	Amendment dated May 24, 2001 to Credit Facility Agreement dated April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

4.14
Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

4.15
Amendment dated May 24, 2001 to Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

4.16
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (15)

4.17	Credit Facility Agreement dated as of May 24, 2001 by and between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

4.18
Guarantee dated as of May 24, 2001, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of May 24, 2001, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

4.19
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (15)

4.20	Loan Agreement dated April 9, 1999, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (15)

4.21	Participation Agreement dated as of April 9, 1999, by and between Steelcase Europe LLC and Societe Generale (15)

4.22	First Amendment to Loan Agreement dated as of June 15, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (15)

4.23	Second Amendment to Loan Agreement dated November 12, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (15)

4.24
Lease Receivables Transfer Agreement dated as of October 20, 1999 among Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc. (15)

Index of Exhibits—(Continued)

Exhibit No.	Description

4.25
Amendment No. 1 to Lease Receivables Transfer Agreement dated as of October 18, 2000, among Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc. (15)

4.26
Amendment No. 2 to Lease Receivables Transfer Agreement dated as of November 17, 2000, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc.(15)

4.27
Amendment No. 3 to Lease Receivables Transfer Agreement dated as of October 17, 2001, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc.(15)

4.28
Performance Guaranty dated as of October 20, 1999, made by Steelcase Inc., in favor of Corporate Asset Funding Company, Inc., the financial institutions from time to time party to the Lease Receivables Transfer Agreement and Citicorp North America, Inc. (15)

4.29
Omnibus Amendment No. 1 to that certain Lease Receivables Transfer Agreement, entered into as of November 15, 2001 by and among Steelcase Inc., Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., Citibank N.A. and Citicorp North America, Inc. (15)

4.30
Amendment No. 4 to Lease Receivables Transfer Agreement dated as of February 21, 2002, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., Citibank N.A. and Citicorp North America, Inc.(15)

10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (3)

10.2	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and Robert A. Ballard (3)

10.3	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and Alwyn Rougier-Chapman (4)

10.4	Steelcase Inc. Restoration Retirement Plan (2)

10.5	Steelcase Inc. Incentive Compensation Plan (1)

10.6	Amended and Restated Steelcase Inc. Management Incentive Plan (4)

10.7	Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of June 1, 2000 (10)

10.8	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (5)

Index of Exhibits—(Continued)

Exhibit No.	Description

10.9	Stock Purchase Agreement between Steelcase Inc. and Strafor Facom S.A. dated as of April 21, 1999(8)

10.10	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (6)

10.11	Steelcase Inc. Deferred Compensation Plan (7)

10.12	First Amendment to the Steelcase Inc. Incentive Compensation Plan (9)

10.13	First Amendment to the Steelcase Inc. Management Incentive Plan (9)

10.14	Second Amendment to the Steelcase Inc. Incentive Compensation Plan (10)

10.15	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett dated March 30, 2000 (9)

10.16	Aircraft Time Sharing Agreements between Steelcase Inc. and Robert C. Pew dated May 1, 2000 (9)

10.17	Aircraft Time Sharing Agreements between Steelcase Inc. and James P. Hackett dated July 1, 2000 (11)

10.18	Aircraft Time Sharing Agreements between Steelcase Inc. and Robert C. Pew dated July 1, 2000 (11)

10.19	Third Amendment to the Steelcase Inc. Incentive Compensation Plan (11)

10.20	Retirement Agreement between Steelcase Inc. and Alwyn Rougier-Chapman dated March 5, 2001

10.21	Steelcase Inc. Benefit Plan for Outside Directors (12)

10.22	First Amendment to the Steelcase Inc. Restoration Retirement Plan (12)

10.23	First Amendment to the Steelcase Inc. Deferred Compensation Plan (12)

10.24	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)

10.25	Fourth Amendment to the Steelcase Inc. Incentive Compensation Plan (13)

10.26	Shareholder’s Agreement by and among Steelcase Inc., PV Acquisition, Inc. and The Alpine Group, Inc. dated August 24, 2001 (15)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP

(1)
Incorporated by reference to the like numbered exhibit to the company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (‘‘Commission’’) on December 5, 1997.

(2)	Incorporated by reference to the like numbered exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999.

Index of Exhibits—(Continued)

(3)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(4)	Incorporated by reference to the like numbered exhibit to Amendment 1 to the company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.

(5)	Incorporated by reference to the like numbered exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998.

(6)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999.

(7)
Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000.

(8)	Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999.

(9)	Incorporated by reference to the like numbered exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2000, as filed with the Commission on May 25, 2000.

(10)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000.

(11)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2000, as filed with the Commission on October 6, 2000.

(12)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001.

(13)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2001, as filed with the Commission on October 9, 2001.

(14)	Incorporated by reference to the like numbered exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(15)	Incorporated by reference to the like numbered exhibit to the company’s S-4 filing, as filed with the Commission on February 22, 2002.