Form 10-Q
period 2002-05-24
STEELCASE INC
filed 2002-07-08
CIK 1050825

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 24, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of June 28, 2002, the Registrant had outstanding 38,160,005 shares of Class A Common Stock and 109,428,904 shares of Class B Common Stock.

   Exhibit index located on page number 24.

================================================================================

                                STEELCASE INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MAY 24, 2002

                                     INDEX

                                                                                              Page No.
                                                                                              --------
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Statements of Operations
       for the Three Months Ended May 24, 2002 and May 25, 2001..............................      3

     Condensed Consolidated Balance Sheets
       as of May 24, 2002 and February 22, 2002..............................................      4

     Condensed Consolidated Statements of Cash Flows
       for the Three Months Ended May 24, 2002 and May 25, 2001..............................      5

     Notes to Condensed Consolidated Financial Statements....................................   6-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  14-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................     22

Part II. Other Information

Item 1. Legal Proceedings....................................................................     23

Item 2. Changes in Securities................................................................     23

Item 3. Defaults upon Senior Securities......................................................     23

Item 4. Submission of Matters to a Vote of Security Holders..................................     23

Item 5. Other Information....................................................................     23

Item 6. Exhibits and Reports on Form 8-K.....................................................     23

Signatures...................................................................................     24

Exhibit Index................................................................................     25

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                     (in millions, except per share data)

                                                                                                  Three Months
                                                                                                     Ended
                                                                                                ---------------
                                                                                                May 24,  May 25,
                                                                                                 2002     2001
                                                                                                -------  -------
Furniture revenue.............................................................................. $ 635.6  $884.1
Finance revenue................................................................................     7.5    21.1
                                                                                                -------  ------
       Total revenue...........................................................................   643.1   905.2
Cost of sales..................................................................................   457.5   619.1
Restructuring costs............................................................................     3.6      --
                                                                                                -------  ------
       Gross profit............................................................................   182.0   286.1
Operating expenses.............................................................................   192.4   237.5
Restructuring costs............................................................................     4.2      --
                                                                                                -------  ------
       Operating income (loss).................................................................   (14.6)   48.6
Interest expense...............................................................................    (5.1)   (5.6)
Other income (expense), net....................................................................    (4.9)   (4.5)
                                                                                                -------  ------
       Income (loss) before income tax provision (benefit), equity in net income (loss) of
         joint ventures and dealer transitions and cumulative effect of accounting change......   (24.6)   38.5
Income tax provision (benefit).................................................................    (9.2)   14.2
                                                                                                -------  ------
       Income (loss) before equity in net income (loss) of joint ventures and dealer
         transitions and cumulative effect of accounting change................................   (15.4)   24.3
Equity in net income (loss) of joint ventures and dealer transitions...........................      --    (0.4)
                                                                                                -------  ------
       Income (loss) before cumulative effect of accounting change.............................   (15.4)   23.9
Cumulative effect of accounting change (Note 2)................................................  (170.6)     --
                                                                                                -------  ------
       Net income (loss)....................................................................... $(186.0) $ 23.9
                                                                                                =======  ======
Basic and diluted per share data:
Earnings (loss) per share before cumulative effect of accounting change........................ $ (0.10) $ 0.16
Cumulative effect of accounting change per share...............................................   (1.16)     --
                                                                                                -------  ------
Earnings (loss) per share...................................................................... $ (1.26) $ 0.16
                                                                                                =======  ======

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                                (Unaudited)
                                                                  May 24,   Feb. 22,
                            ASSETS                                 2002       2002
                            ------                              ----------- --------
Current assets:
   Cash and cash equivalents...................................  $   26.4   $   69.4
   Accounts receivable, net....................................     382.8      367.2
   Notes receivable and leased assets..........................     143.8      194.5
   Inventories.................................................     144.5      147.1
   Other current assets........................................      77.1      103.8
                                                                 --------   --------
          Total current assets.................................     774.6      882.0
Property and equipment, net....................................     885.7      896.8
Notes receivable and leased assets.............................     204.3      335.8
Joint ventures and dealer transitions..........................      39.0       42.4
Goodwill and other intangible assets, net......................     364.7      540.2
Other assets...................................................     314.0      270.3
                                                                 --------   --------
          Total assets.........................................  $2,582.3   $2,967.5
                                                                 ========   ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Accounts payable............................................  $  148.2   $  163.5
   Short-term borrowings and current portion of long-term debt.      68.6      160.1
   Accrued expenses:
       Employee compensation...................................      89.0       84.6
       Employee benefit plan obligations.......................      24.9       51.0
       Other...................................................     239.2      213.9
                                                                 --------   --------
          Total current liabilities............................     569.9      673.1
                                                                 --------   --------
Long-term liabilities:
   Long-term debt..............................................     330.6      433.6
   Employee benefit plan obligations...........................     246.4      248.3
   Other long-term liabilities.................................      55.9       57.0
                                                                 --------   --------
          Total long-term liabilities..........................     632.9      738.9
                                                                 --------   --------
          Total liabilities....................................   1,202.8    1,412.0
                                                                 --------   --------
Shareholders' equity:
   Common stock................................................     285.9      282.3
   Accumulated other comprehensive income (loss)...............     (32.2)     (47.4)
   Retained earnings...........................................   1,125.8    1,320.6
                                                                 --------   --------
          Total shareholders' equity...........................   1,379.5    1,555.5
                                                                 --------   --------
          Total liabilities and shareholders' equity...........  $2,582.3   $2,967.5
                                                                 ========   ========

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                                           Three Months
                                                                               Ended
                                                                         ----------------
                                                                         May 24,  May 25,
                                                                          2002     2001
                                                                         -------  -------
OPERATING ACTIVITIES
   Net income (loss).................................................... $(186.0) $  23.9
   Depreciation and amortization........................................    39.0     41.9
   Cumulative effect of accounting change...............................   170.6       --
   Loss on sale of leased assets........................................     5.7       --
   Restructuring charges (payments).....................................    (0.6)      --
   Changes in current assets and liabilities............................   (29.1)   (51.6)
   Other, net...........................................................    (9.8)     5.2
                                                                         -------  -------
       Net cash provided by (used in) operating activities..............   (10.2)    19.4
                                                                         -------  -------
INVESTING ACTIVITIES
   Capital expenditures.................................................   (20.5)   (30.2)
   Proceeds from the sale of leased assets..............................   170.2       --
   Net decrease in notes receivable and leased assets...................     8.8     22.0
   Other, net...........................................................     8.9    (26.2)
                                                                         -------  -------
       Net cash provided by (used in) investing activities..............   167.4    (34.4)
                                                                         -------  -------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt.............................     0.5    256.1
   Repayments of long-term debt.........................................  (106.6)  (132.4)
   Short-term borrowings (repayments), net..............................   (89.7)   (13.5)
   Common stock issuance................................................     3.6      0.1
   Common stock repurchase..............................................      --     (4.0)
   Dividends paid.......................................................    (8.8)   (16.2)
                                                                         -------  -------
       Net cash provided by (used in) financing activities..............  (201.0)    90.1
                                                                         -------  -------
       Effect of exchange rate changes on cash and cash equivalents.....     0.8      3.9
                                                                         -------  -------
          Net increase (decrease) in cash and cash equivalents..........   (43.0)    79.0
              Cash and cash equivalents, beginning of period............    69.4     25.3
                                                                         -------  -------
              Cash and cash equivalents, end of period.................. $  26.4  $ 104.3
                                                                         =======  =======

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 22, 2002 (the ''10-K Report''). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to "Steelcase," "we," "our," ''company'' and similar references are to Steelcase Inc. and its majority owned subsidiaries.

2.  New Accounting Standards

  Accounting for Business Combinations

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for Steelcase in the first fiscal quarter of 2003 ("Q1 2003" or "the quarter") and for business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142 in Q1 2003, we recorded a one-time, non-cash charge of $170.6 million to reduce the carrying value of our goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS No. 142, see Note 7.

  Accounting for the Impairment or Disposal of Long-Lived Assets

   SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets became effective for the company beginning in Q1 2003. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial results.

  Accounting for Consideration Given by a Vendor to a Customer

   Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) became effective for the company beginning in Q1 2003. The adoption of EITF Issue No. 01-9 had no impact on our financial results.

                                STEELCASE INC.

                                  (Unaudited)


3.  Earnings (Loss) Per Share

                                                                        Three Months
                                                                           Ended
                                                                      ----------------
                                                                      May 24,  May 25,
        Components of Earnings (Loss) Per Share (in millions)          2002     2001
        -----------------------------------------------------         -------  -------
Numerator:
Net income (loss) before cumulative effect of accounting change...... $ (15.4) $ 23.9
Cumulative effect of accounting change...............................  (170.6)     --
                                                                      -------  ------
Net income (loss) numerator for both basic and diluted EPS........... $(186.0) $ 23.9
                                                                      =======  ======
Denominators:
Denominator for basic EPS--Weighted average common shares outstanding   147.4   147.5
Potentially dilutive shares resulting from stock options (1).........      --     0.2
                                                                      -------  ------
Denominator for diluted EPS (1)......................................   147.4   147.7
                                                                      =======  ======

--------
(1) Only the denominator for basic EPS is used for calculating EPS for Q1 2003. In accordance with GAAP, potentially dilutive shares and diluted EPS are not applicable when a net loss is reported.

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued. Diluted earnings per share includes effects of our Stock Incentive Plans. Due to their anti-dilutive effect, we have not included the effects of 6.0 million and 3.9 million options in our calculation of diluted earnings per share for Q1 2003 and Q1 2002, respectively.

4.  Comprehensive Income (Loss)

   Comprehensive income (loss) is comprised of net income and all changes to shareholders' equity, except those due to investments by, and distributions to, shareholders.

                                                              Three Months
                                                                 Ended
                                                            ---------------
                                                            May 24,  May 25,
    Components of Comprehensive Income (Loss) (in millions)  2002     2001
    ------------------------------------------------------- -------  -------
             Net income (loss)............................. $(186.0)  $23.9
             Other comprehensive income (loss):
               Foreign currency translation gain...........     9.6     3.7
              Derivative adjustments, net of tax...........     5.6    (6.5)
                                                            -------   -----
             Comprehensive income (loss)................... $(170.8)  $21.1
                                                            =======   =====

                                                                                Three Months
                                                                                    Ended
                                                                               --------------
                                                                               May 24, May 25,
Derivative Adjustments, Net of Tax (in millions)                                2002    2001
------------------------------------------------                               ------- -------
Cumulative effect of accounting change (SFAS No. 133), as of February 24, 2001  $  --   $(5.1)
Change in fair value of interest rate swaps...................................    1.0    (0.2)
Adjustment due to swap termination............................................    7.7      --
Settlement to interest expense................................................   (3.1)   (1.2)
                                                                                -----   -----
Derivative adjustments, net of tax............................................  $ 5.6   $(6.5)
                                                                                =====   =====

                                STEELCASE INC.

                                  (Unaudited)


5.  Derivative Instruments

   We use derivative financial instruments, principally forward contracts and interest rate swaps and caps, to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

   Interest rate swap contracts are used to adjust the portion of total debt that is subject to variable interest rates to the amount of underlying assets also subject to variable interest rates. Certain contracts are designated as hedges against possible changes in the amount of future cash flows associated with interest payments of the existing variable-rate obligations. Under these contracts, we agree to receive an amount equal to a specific variable interest rate, times the same principal amount. In return, we will pay an amount equal to a specified fixed interest rate times the same principal amount. Fair value hedges reduce our exposure to changes in interest rates that could affect the fair value of an asset that derives its value from a fixed rate. The principal amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination. The net effect on our operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates.

   Foreign exchange contracts are primarily used to hedge the risk that unremitted or future revenue owed to us for the sale or anticipated sale, and the risk that future payments by us for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month period. We hedge net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International operations (euro) over the ensuing twelve-month period. To hedge this exposure, we use foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year.

   The fair value of cash flow hedges was a liability of $3.8 million at May 24, 2002. There were no fair value hedges outstanding at May 24, 2002. During the quarter ended May 24, 2002, we recognized a loss of $7.7 million related to the termination of certain swap agreements in connection with the sale of leased assets. See Note 8 for further details. The fair value and notional amounts of foreign exchange contracts was immaterial at May 24, 2002. The notional amount of interest rate swap agreements as of May 24, 2002 was $62.1 million with fixed rates from 6.18% to 6.64%. These notional amounts do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

   The impact on other comprehensive income (loss) resulting from derivative adjustments was an after tax increase of $5.6 million for the quarter ended May 24, 2002. See Note 4 for further details.

                                STEELCASE INC.

                                  (Unaudited)


6.  Inventories

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out (''LIFO'') method and the average cost method. Inventories for those subsidiaries determined by the LIFO method aggregated $85.9 million and $91.0 million at May 24, 2002 and February 22, 2002, respectively.

   Inventories (in millions)

                                        May 24, Feb 22,
                                         2002    2002
                                        ------- -------
                        Finished goods. $ 74.5  $ 72.3
                        Work in process   33.0    31.1
                        Raw materials..   75.2    82.2
                                        ------  ------
                                         182.7   185.6
                        LIFO reserve...  (38.2)  (38.5)
                                        ------  ------
                                        $144.5  $147.1
                                        ======  ======

7.  Goodwill and Other Intangible Assets

   As discussed in Note 2, in Q1 2003, Steelcase adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (February 23, 2002) and annually thereafter. Initially, we used the expertise of an outside valuation specialist to help us determine the fair values of our reporting units. We will perform the annual impairment review for all of our reporting units during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003.

   Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill using four reporting units--Steelcase North America ("SCNA"), Steelcase Design Partnership ("SDP"), International, and Financial Services. SCNA and SDP are aggregated for segment reporting while International and Financial Services are separate segments.

   Upon adoption of SFAS No. 142, we recorded a one-time, non-cash charge of $170.6 million to reduce the carrying value of goodwill in our International reporting unit. The difference in the fair value of our International reporting unit is primarily attributable to the lower revenue and profitability of the unit. This is due to the industry wide decline in office furniture revenue. This decline has led to a significant reduction in our three to five year projection of operating income for the unit. The fair value of the remaining reporting units exceeded the net book value of the units, therefore, no impairment charge was recorded relative to these units. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was determined by using a combined discounted cash flow methodology and market approach.

   A summary of changes in our goodwill during the quarter, by business segment is as follows (in millions):

                                           Goodwill
                               --------------------------------
                               May 24,             February 22,
                                2002   Impairments     2002
                               ------- ----------- ------------
                 North America $159.7    $    --      $159.7
                 International  101.3     (170.6)      271.9
                               ------    -------      ------
                 Total........ $261.0    $(170.6)     $431.6
                               ======    =======      ======

                                STEELCASE INC.

                                  (Unaudited)


   As of May 24, 2002 and February 22, 2002, our intangible assets and related accumulated amortization consisted of the following (in millions):

                                    As of May 24, 2002    As of February 22, 2002
                                 ------------------------ ------------------------
                                       Accumulated              Accumulated
                                 Gross Amortization  Net  Gross Amortization  Net
                                 ----- ------------ ----- ----- ------------ -----
Intangible assets subject to
  amortization:
Proprietary technology.......... $48.5    $ 1.9     $46.6 $48.5    $  --     $48.5
Trademarks......................  32.5     14.2      18.3  32.5     12.0      20.5
Non-compete agreements..........   1.5       --       1.5   1.5       --       1.5
Other...........................   8.0      1.9       6.1   7.5      1.6       5.9
                                 -----    -----     ----- -----    -----     -----
   Total........................ $90.5    $18.0     $72.5 $90.0    $13.6     $76.4
                                 =====    =====     ===== =====    =====     =====
Intangible assets not subject to
  amortization:
Trademarks...................... $32.2    $  --     $32.2 $32.2    $  --     $32.2
                                 =====    =====     ===== =====    =====     =====

   We recorded amortization expense of $4.5 million during Q1 2003 compared to $2.7 million on a pro forma basis during the first quarter of fiscal 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years are as follows: 2003: $9.7 million; 2004: $8.5 million; 2005: $7.2 million; 2006:
$6.9 million; and 2007: $6.9 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

   The fiscal 2002 results on a historical basis do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on February 24, 2001, our historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                          Three Months Ended May 25, 2001
                                                        (millions, except per share amounts)
                                                 --------------------------------------------------
                                                  Net   Net income per basic Net income per diluted
                                                 income     common share          common share
                                                 ------ -------------------- ----------------------
As reported--historical basis................... $23.9         $0.16                 $0.16
Add: Proforma reduction of goodwill amortization   2.2          0.01                  0.01
                                                 -----         -----                 -----
Adjusted (1).................................... $26.1         $0.18                 $0.18
                                                 =====         =====                 =====

--------
(1) Per share data does not foot due to rounding.

8.  Sale of Leased Assets

   On May 24, 2002, our subsidiary, Steelcase Financial Services Inc., sold leased assets to General Electric Capital Corporation for a purchase price of $170.2 million. The proceeds from this sale were used to retire debt incurred to fund the leases.

   The assets sold represent approximately 38% of the total net leased assets for our Financial Services segment at the time of the sale. We recorded a non-recurring, pre-tax charge of $5.7 million in Q1 2003 on the sale, which included, the settlement of interest rate swaps associated with the leased assets sold, the recognition of a gain on the portfolio and payment of transaction costs.

                                STEELCASE INC.

                                  (Unaudited)


9.  Restructuring Charges

   In Q1 2003, we continued to reduce costs by restructuring certain areas of our business. The quarter included a $7.8 million charge for restructuring and workforce reductions related to our North America and International business segments.

   During fiscal 2002, our restructuring charges for workforce reductions specified a reduction of our headcount by approximately 1,300 positions--850 of which occurred in fiscal 2002 and 450 which were planned to occur in fiscal 2003. Of the 450 planned for fiscal 2003, approximately 180 occurred in Q1 2003, leaving about 270 positions to be eliminated during the remainder of fiscal 2003.

   During Q1 2003, we reserved for an additional workforce reduction of approximately 300 positions--about 70 of which occurred during the first quarter and 230 which will occur during the remainder of fiscal 2003.

   Restructuring Charges (in millions)

                                                       Fiscal
                                                        2003
                                                       ------
                                                         Q1
                                                       ------
                  Cost of sales:
                  Restructuring charges--North America  $2.7
                  Restructuring charges--International   0.9
                                                        ----
                                                         3.6
                                                        ----
                  Operating expenses:
                  Restructuring charges--North America   2.7
                  Restructuring charges--International   1.5
                                                        ----
                                                         4.2
                                                        ----
                     Total............................  $7.8
                                                        ====

   Listed below is a summary of the charges and payments during Q1 2003 that have been applied against the total reserve as of May 24, 2002.

   Reconciliation of Restructuring and Impairment Reserve (in millions)

                                                            Fiscal
                                                             2003
                                                            ------
             Reserve balance as of February 22, 2002.       $21.7
             Total reserve charges during Q1 2003....         7.8
             Restructuring payments
                North America workforce reduction.... (6.4)
                International workforce reduction.... (1.5)
                Other restructuring.................. (0.5)
                                                      ----  -----
                    Total restructuring payments.....        (8.4)
                                                            -----
             Reserve balance as of May 24, 2002......       $21.1
                                                            =====

10.  Common Stock Repurchase Program

   On June 17, 1998, the Board of Directors (''Board'') approved a common stock repurchase program authorizing the repurchase of up to three million shares of Class A and Class B common stock. On September 22, 1999 and September 20, 2000, the Board authorized common stock repurchases of up to an additional three million and five million shares, respectively. The total shares authorized for repurchase is now 11 million shares.

                                STEELCASE INC.

                                  (Unaudited)


   During Q1 2003, we made no repurchases of our common shares. As of May 24, 2002, total repurchases since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

11.  Operating Segments

   We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments--North America and International--and a Financial Services segment. The North America segment includes the U.S., Canada, the SDP companies, and our IDEO and Attwood subsidiaries. PolyVision, acquired in November 2001, is consolidated within our North America segment, as an SDP company. The International segment reflects all other non-North America manufacturing and sales operations. We evaluate performance and allocate resources based on operating income.

   Operating Segment Income Statement Data (in millions)

                                                   Three Months Ended
                                                   ------------------
                                                    May 24,  May 25,
                                                     2002     2001
                                                   --------  --------
          Revenue
             North America........................ $  528.0  $  716.1
             International........................    107.6     168.0
             Financial Services...................      7.5      21.1
                                                   --------  --------
             Consolidated revenue................. $  643.1  $  905.2
                                                   ========  ========
          Operating income (loss)
             North America........................ $  (10.4) $   40.6
             International........................     (9.8)      1.4
             Financial Services...................      4.1       4.1
             Eliminations (1).....................      1.5       2.5
                                                   --------  --------
             Consolidated operating income (loss). $  (14.6) $   48.6
                                                   ========  ========

   Operating Segment Balance Sheet Data (in millions)

                                              May 24,  Feb 22,
                                               2002     2002
                                              -------- --------
                Total assets
                   North America............. $1,755.8 $1,793.1
                   International.............    497.3    668.9
                   Financial Services........    329.2    505.5
                                              -------- --------
                   Consolidated total assets. $2,582.3 $2,967.5
                                              ======== ========

--------
(1) Represents the elimination of intercompany interest expense reported as operating expense in the Financial Services segment and as non-operating income in the North America segment.

12.  Acquisitions

   On November 14, 2001, we acquired 100% of PolyVision Inc. for a total acquisition price of approximately $182.3 million. As a result of this acquisition, which was accounted for under the purchase method of

                                STEELCASE INC.

                                  (Unaudited)

accounting, PolyVision is now a wholly-owned subsidiary. Accordingly, the May 24, 2002 and February 22, 2002 condensed consolidated balance sheets include the accounts and balances of PolyVision. Additionally, PolyVision's results of operations from November 14, 2001 through May 24, 2002 have been consolidated with ours.

   The following unaudited pro forma data summarizes the combined results of operations of Steelcase and PolyVision as if the acquisition had occurred at the beginning of the year ended February 22, 2002, and includes the effect of purchase accounting adjustments. No adjustment has been included in the pro forma amounts for any anticipated cost savings or other synergies.

   Pro Forma Data (in millions, except per share amounts)

                                                                      Three Months
                                                                         Ended
                                                                    ----------------
                                                                    May 24,  May 25,
                                                                     2002     2001
                                                                    -------  -------
Results of Operations
   Revenue......................................................... $ 643.1  $942.0
   Gross profit....................................................   182.0   297.8
   Operating income (loss).........................................   (14.6)   51.1
   Net income (loss) before cumulative effect of accounting change.   (15.4)   51.1
   Cumulative effect of accounting change..........................  (170.6)     --
   Net income (loss)...............................................  (186.0)   22.3
   Earnings (loss) per share....................................... $ (1.26) $ 0.15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the company's financial condition and results of operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations from our 10-K Report.

Results of Operations
Three Months Ended May 24, 2002
Compared to the Three Months Ended May 25, 2001

   Income Statement Data as a Percentage of Revenue

                                                                 Three Months
                                                                    Ended
                                                               ---------------
                                                               May 24,  May 25,
                                                                2002     2001
                                                               -------  -------
 Revenue......................................................  100.0%   100.0%
 Cost of sales................................................   71.7     68.4
                                                                -----    -----
 Gross profit.................................................   28.3     31.6
 Operating expenses...........................................   30.6     26.2
                                                                -----    -----
 Operating income (loss)......................................   (2.3)     5.4
 Non-operating items, net.....................................   (1.5)    (1.2)
                                                                -----    -----
 Income (loss) before taxes...................................   (3.8)     4.2
 Income tax provision (benefit)...............................   (1.4)     1.6
 Equity in net income of joint ventures and dealer transitions     --       --
 Cumulative effect of accounting change.......................  (26.5)      --
                                                                -----    -----
 Net income (loss)............................................  (28.9)%    2.6%
                                                                =====    =====

Overview--Steelcase Inc.

   The demand for new office furniture remains weak across our industry as a result of the continued reduced levels of business capital spending. While there appears to be strengthening within some customer segments and product lines, order rates in North America, while mixed from week to week, have not shown convincing signs of a sustained recovery in demand. International orders appear to have stabilized, but are not yet showing signs of a recovery.

   Our global revenue of $643.1 million for the quarter was down 29.0% from the same period a year ago, and down 2.6% from the previous quarter reflecting this challenging environment. Our PolyVision Corporation and Custom Cable Industries acquisitions, both completed in the second half of fiscal 2002, contributed $43.5 million to our total revenue in the quarter.

   In Q1 2003, we adopted SFAS No. 142 Goodwill and Other Intangible Assets. This accounting standard requires that companies discontinue amortizing goodwill and test goodwill annually to determine whether it is impaired. This accounting change resulted in a non-cash, charge of $170.6 million, or $1.16 per share for impairment of goodwill in the company's International segment. We used an outside consultant to help prepare a valuation of our International reporting unit in accordance with the new standard. The charge reflects the difference between that valuation and the carrying value. The valuation considers past, present and future expected performance, and applies several methods of using those inputs to arrive at a valuation. There is no cash effect of this charge, and there is no impact on income tax expense, so the pretax and after tax effect is the same. In addition, SFAS No. 142 eliminated the amortization of goodwill, reported net income benefited by $2.2 million, or $0.01 per share in Q1 2003.

   In addition to the cumulative effect of the accounting change, we incurred non-recurring charges of $13.5 million before taxes or $8.4 million after tax or $0.06 per share. These non-recurring items include $7.8 million for workforce reductions and the announced closure of our plastic injection molding operation. In addition, we incurred a non-operating loss of $5.7 million on the sale of a portion of the Financial Service's lease portfolio (see the Other income (expense), net, for additional discussion).

   We remain focused on reducing our breakeven point, improving cash flow, and further strengthening our balance sheet. We are reducing our breakeven point through various cost reduction activities, such as voluntary and involuntary reductions in workforce; reduced spending on items such as capital, travel and outside services; facility rationalizations and process reengineering.

   Since December of 2000 through the end of Q1 2003, we have reduced our global headcount by 6,600 positions, or 27% of the workforce. Approximately 850 of those reductions took place in the quarter. In Q1 2003 we lowered our costs by approximately $200 million or 23% from the same period in fiscal 2002.

   Even with the significant cost reduction actions undertaken to date, the impact of lower revenue on fixed cost absorption and the non-recurring and restructuring charges identified above caused operating margins to decline. We recorded an operating loss of $14.6 million for Q1 2003 compared to operating income of $48.6 million for the same period in fiscal 2002. On a pro-forma basis, excluding non-recurring and restructuring charges, Q1 2003 operating loss was $6.7 million compared to an operating loss of $16.1 million in our fourth quarter of fiscal 2002 ("Q4 2002").

Interest Expense; Other Income (Expense), Net; and Income Taxes

   Interest Expense; Other Income (Expense), Net; and Income Taxes (in millions)

                                                  Three Months
                                                      Ended
                                                 --------------
                                                 May 24, May 25,
                                                  2002    2001
                                                 ------- -------
               Interest expense.................  $ 5.1   $ 5.6
                                                  =====   =====
               Other income (expense), net:
                  Interest income...............  $ 2.2   $ 4.2
                  Loss on dealer transitions....   (1.3)   (8.6)
                  Loss on sale of leased assets.   (5.7)     --
                  Miscellaneous, net............   (0.1)   (0.1)
                                                  -----   -----
                                                  $(4.9)  $(4.5)
                                                  =====   =====
               Effective income tax rate........   37.5%   37.0%

   Other income (expense), net, for both Q1 2003 and Q1 2002 were impacted by non-recurring items. In Q1 2003, we recorded a pretax loss of $5.7 million on the sale of leased assets in a transaction that included a number of components. The leased assets were sold for $170.2 million, $4.8 million more than book value. We incurred a loss on interest rate swaps that were matched against the portfolio and were terminated during the transaction amounting to a $7.7 million charge. We also incurred transaction costs of $2.4 million. We do not retain any contingent liabilities, credit risk, or risk related to lease residual values. However, we do have the right to participate in a portion of gains on lease residual values, if any, as the leases mature.

   In Q1 2002, we recorded an $8.6 million charge for reserves taken to facilitate the transition in ownership of Steelcase dealers, of which $7.0 million related to one transition.

Net Income (Loss)

   We reported a net loss of $186.0 million or $1.26 per share for the quarter that includes significant non-recurring items. On a pro-forma basis, excluding non-recurring items and cumulative effect of the accounting change, we incurred a net loss of $7.0 million or, $0.05 per share in Q1 2003. These results compared favorably with our previous outlook of a first quarter loss in the range of $0.07 to $0.12 per share, before non-recurring items. Excluding non-recurring items on a sequential quarter basis, pro forma Q1 2003 results were better than the $0.10 per share loss in Q4 2002, despite lower revenue.

Outlook

   For the second quarter of fiscal 2003 ("Q2 2003"), we expect to improve profitability from Q1 2003 levels even if revenue does not increase. We expect second quarter revenues to be in line with Q1 2003, but pro-forma results before non-recurring items are expected to range between breakeven and a net loss of $0.05 per share. Further restructuring activities in Q2 2003 are expected to result in non-recurring charges totaling approximately $5.0--$8.0 million after tax or $0.03--$0.05 per share.

   We have not seen evidence of a sustained increase in order rates and the timing and pace of recovery in business capital spending remains unpredictable. With limited visibility, we are planning our business assuming there will be little or no significant recovery in demand for the remainder of this fiscal year. We must rely instead on continued gross margin and operating expense improvements to drive profitability during the second half of the fiscal year. If we can capture those improvements, we believe we can deliver breakeven results for the full year, even if we do not see a significant improvement in demand.

Segment Disclosure

   We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments--North America and International--and a Financial Services segment. The North America segment includes the U.S., Canada, the Steelcase Design Partnership (SDP) and our IDEO and Attwood subsidiaries. PolyVision, acquired in November 2001, is part of the SDP within our North America segment. The International segment reflects all other non-North America manufacturing and sale operations. The Financial Services segment provides leasing services to customers and selected financing services to our dealers, primarily in North America, and more recently in Europe.

North America

   Income Statement Data--North America (in millions, except data as a percentage of revenue)

                                                   Three Months
                                                      Ended
                                                 ---------------
                                                 May 24,  May 25,
                                                  2002     2001
                                                 -------  -------
              Revenue........................... $528.0   $716.1
              Gross profit percentage...........   27.6%    30.0%
              Operating expense percentage......   29.6%    24.3%
              Operating income (loss)........... $(10.4)  $ 40.6
              Operating income (loss) percentage   (2.0)%    5.7%

   Revenue. North American revenue, which represents slightly more than 80% of our overall revenue for Q1 2003, declined 26.3% versus Q1 2002. Revenue increased 3.9% versus Q4 2002. The revenue decline compared to Q1 2002 was across most of our product categories and businesses in North America. Prior year acquisitions added $43.5 million to Q1 2003 revenue, without the impact of acquisitions revenue declined 32.3% compared to Q1 2002.

   Non-residential fixed investment has declined 45.1% over the last four calendar quarters, according to the U.S. Bureau of Economic Analysis. Our large customers have dramatically curtailed capital budget dollars for expansion of facilities. Some economists in the U.S. believe an overall recovery is underway, but remain concerned about the timing and pace of a recovery in business capital spending. It is possible that until corporate profits increase and the stock markets stabilize, large companies will continue to constrain their investments in capital goods, including office furniture. In our largest customer segments, bid activity and other leading indicators suggest that we will continue to see relatively flat order patterns for at least the next quarter.

   New products (defined as products introduced in the past five years) made up a smaller portion of our revenue mix, accounting for about 21% of North America revenue in Q1 2003, compared to 26% in Q1 2002 and 23% in Q4 2002. Throughout the industry decline, the revenue decreases among our new products have been lower than the decreases of our other products. However, this fiscal year, some significant products no longer meet our definition of new products.

   Gross Profit/Margin. Gross margin declined to 27.6% for Q1 2003, compared to 30.0% for the same period in fiscal 2002, primarily due to the impact of lower revenue on fixed cost absorption. For Q1 2003, we reported a $2.7 million non-recurring charge associated with restructuring expenses for workforce reductions related to the announced closure of the Attwood plastic injection molding operation. Excluding the impact of non-recurring charges, the gross margin was flat at 28.1% for both Q1 2003 and Q4 2002. We continued to take actions to lower our cost structure. These actions include reducing our workforce, consolidating facilities, and reengineering processes. In addition, cost of goods sold in Q1 2003 showed some improvement from prior quarters. Material improvements continued to be driven by strong strategic sourcing initiatives through the renegotiation of certain contracts. Labor costs were stable as we continue to accelerate the implementation of our lean manufacturing principles in our manufacturing facilities and as we closely manage hours. Because of lower profitability, we incurred lower variable compensation expenses in Q1 2003, including bonus and retirement profit sharing expenses.

   Operating Expenses. We aggressively lowered our North America operating expenses by $18.4 million in Q1 2003, compared to the same period in fiscal 2002. However, because of lower revenue, the segment's operating expense ratio increased to 29.6%, from 24.3% for the same period in fiscal 2002.

   In addition to previously discussed workforce reductions, we reduced spending on outside services, travel and other discretionary spending. The reductions in variable compensation, discussed above, also reduced operating expenses. During the quarter, we incurred a $2.7 million charge for restructuring expenses associated with salaried workforce reductions in Q1 2003.

   Operating Income (Loss). North America recorded an operating loss of $10.4 million in Q1 2003 compared to operating income of $40.6 million in the same period in fiscal 2002. We continue to lower our breakeven point because of our aggressive cost reduction actions. Although this is a significant decline over the prior year, the quarter showed some signs of improvement compared to Q4 2002.

   On a pro-forma basis, excluding non-recurring and restructuring charges, Q1 2003 operating loss was $5.0, an improvement compared to $7.1 million for Q4 2002. The improvement is due to the slight increase in volume and our ability to capture more of the savings from the cost reduction efforts we implemented over the last several months.

International

   Income Statement Data--International (in millions, except data as a percentage of revenue)

                                                   Three Months
                                                      Ended
                                                 ---------------
                                                 May 24,  May 25,
                                                  2002     2001
                                                 -------  -------
              Revenue........................... $107.6   $168.0
              Gross profit percentage...........   27.0%    29.8%
              Operating expense percentage......   36.1%    29.0%
              Operating income (loss)........... $ (9.8)  $  1.4
              Operating income (loss) percentage   (9.1)%    0.8%

   Revenue. Revenue for our International segment, which represented more than 15% of total revenue in Q1 2003, declined 36% compared to the first quarter of the prior year and 19.5% compared to Q4 2002. Most International markets experienced a downturn in furniture demand later than in North America. Order rates in substantially all markets appear to have stabilized in Q1 2003 at the lowest order rate since the downturn spread to global markets last year. Revenue for Q1 2003 reflects four fewer shipping days compared to Q1 2002 due to the change in reporting for International's year-end.

   International has still not seen any strengthening in order or quote activity, though there are signs that volume appears to have stabilized. With elections being held in some key markets this summer, and with the U.S. economy not yet in a strong recovery, we expect an International recovery could be at least several months away.

   Gross Profit/Margin. Gross margin declined to 27.0% for Q1 2003, compared to 29.8% for the same period in fiscal 2002, primarily due to the impact of lower revenue on fixed cost absorption in our France, Germany and United Kingdom operations. We incurred $0.9 million of restructuring expenses associated with facility closures in Q1 2003. Cost reduction activities initiated in Q4 2003 are beginning to favorably impact results. Excluding non-recurring items, we increased gross margin slightly from 27.2% for Q4 2002 to 27.8% for Q1 2003, in spite of the significant volume decline and strike disruption at one of the significant French manufacturing locations.

   Operating Expenses. We lowered our International operating expenses by $9.9 million in Q1 2003, compared to the same period in fiscal 2002. However, because of lower revenue, the segment's operating expense ratio increased to 36.1%, from 29.0% for the same period in fiscal 2002.

   Workforce reductions implemented in Q4 2002, along with acceleration of reductions in spending on outside services, travel and other discretionary activities are the primary reason for lower spending. International continues to make progress towards the closure of our Airborne business in France. We recorded an additional $1.0 million non-recurring charge related to this closure. Additionally, we incurred $0.5 million non-recurring severance expenses associated with further workforce reductions in Q1 2003.

   Operating Income. International had an operating loss of $9.8 million in Q1 2003 compared to operating income of $1.4 million in Q1 2002. Although this is a significant decline compared to the prior year, the quarter showed signs of improvement compared to Q4 2002. On a pro-forma basis, excluding non-recurring and restructuring charges in both periods, Q1 2003 operating loss was reduced to $7.4 million from $12.2 million in Q4 2002 despite the 19.5% decline in revenues.

Financial Services

   Income Statement Data--Financial Services (in millions)

                                                   Three Months
                                                       Ended
                                                  ---------------
                                                  May 24, May 25,
                                                   2002    2001
                                                  ------- -------
               Revenue...........................  $7.5    $21.1
               Net financing margin..............  $5.9    $ 5.8
               General and administrative expense  $1.7    $ 1.5
               Operating income..................  $4.1    $ 4.1

   Revenue. Financial Services' reported revenue in Q1 2003 decreased significantly compared to Q1 2002. The decline primarily resulted from the conversion of certain operating leases to direct financing leases, which facilitates the potential sale of these leases sometime in the future, if we choose to do so. This conversion resulted in the reversal of approximately $11 million of finance revenue and related operating expenses.

   We continued to see a slowdown in the rate of new lease fundings, consistent with the decline in furniture demand. Excluding the impact of the lease conversion, revenue would have been $18.6 million, lower than Q1 2002, but flat with Q4 2002.

   As previously noted, we sold leased assets with a book value of $165.4 million at the end of the quarter. The leases that were sold had been generating quarterly revenue of approximately $6 million and approximately $1 million of operating income. The effect on revenue of the lease sale on Q1 2003 was negligible because the leases were sold at the end of the quarter. We will see the full effect of the sale beginning in Q2 2003.

   Less than 10% of the furniture we sell in North America is leased, but it remains an important part of our business. We continue to believe that by offering leases, we broaden our relationship with a segment of our customers and provide them with an attractive alternative to ownership.

   Net Financing Margin. Financial Services operating expenses are split into two separate components--financing expenses and general and administrative expenses. Finance revenue less financing expenses equals net financing margin; net financing margin less general and administrative expense equals operating income. Because of the conversion of operating leases to direct finance leases in the quarter, the net financing margin percentage for Q1 2003 is not meaningful. If the conversion had not occurred, net financing margin percentage would have increased in Q1 2003 to 28.9%, from 27.5% in Q1 2002. Margin improvement was primarily due to lower interest costs.

   General and Administrative Expenses. General and administrative costs were relatively flat from Q1 2002 to Q1 2003.

   Operating Income. For the reasons detailed above, Financial Services operating income was flat compared to Q1 2002 at $4.1 million.

Liquidity and Capital Resources

   Excluding acquisitions, our cash and operating capital requirements have been primarily satisfied through cash generated from operating activities. As of May 24, 2002, our financial position included cash, cash equivalents and short-term investments of $26.8 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

   We have a $400.0 million global multi-currency revolving credit facility, which supports a multi-currency commercial paper program. Our commercial paper program is rated A-2 from Standard and Poor's and Prime-3 from Moody's. Our access to commercial paper markets in the United States and Europe may be limited because of our short-term debt ratings. However, our global credit facility is available for use in the event that commercial paper is unavailable. The facility requires us to satisfy certain financial and other covenants including a minimum net worth covenant, a maximum debt ratio covenant and a minimum interest coverage ratio covenant. Based on our current financial forecasts, we expect to remain in compliance with all of the covenants. If that changes, we will seek appropriate remedies with our bank group. At the end of Q1 2003, we had no borrowings under the commercial paper program and $25.0 million outstanding under the global credit facility. In addition, we have available unsecured, non-committed short-term facilities totaling $123.3 million, of which $20.3 million was outstanding at the end of Q1 2003. These facilities could also be used to fund short-term liquidity needs. We believe we will be able to meet our future liquidity needs through a variety of existing borrowing arrangements. We also believe that our combined facilities are more than adequate to fulfill our anticipated cash requirements.

   Total consolidated debt at May 24, 2002 aggregated $399.2 million. Approximately $271 million of the total debt is related to our Financial Services segment, which operates using a six-to-one debt-to-equity ratio. The $128 million of debt that is related to the North America and International segments represents a debt to total capitalization ratio of 9% for those segments in the aggregate. Our long-term debt rating is A- from Standard and Poor's and Baa3 from Moody's.

   We also hold $348.1 million of interest bearing assets, of which $318.6 million is held through its Financial Services business segment.

Operating Activities

   Cash Flow Data--Operating Activities (in millions)

                                                            Three Months
                                                               Ended
                                                          ---------------
                                                          May 24,  May 25,
                                                           2002     2001
                                                          -------  -------
      Net income (loss).................................. $(186.0) $ 23.9
      Depreciation and amortization......................    39.0    41.9
      Cumulative effect of accounting change.............   170.6      --
      Loss on sale of leased assets......................     5.7      --
      Restructuring charges (payments)...................    (0.6)     --
      Changes in operating assets and liabilities........   (29.1)  (51.6)
      Other, net.........................................    (9.8)    5.2
                                                          -------  ------
      Net cash provided by (used in) operating activities $ (10.2) $ 19.4
                                                          =======  ======

   The cash used in operations resulted primarily from the decline in net income, net of the cumulative effect of accounting change. The net use of cash for working capital needs was primarily due to the normal seasonal use of cash for the annual contribution to the retirement trust fund during the quarter. Additionally, while days outstanding in accounts receivables declined slightly during the quarter from Q4 2002 levels, the accounts receivable balance increased because May shipments were higher than February shipments.

Investing Activities

   Cash Flow Data--Investing Activities (in millions)

                                                           Three Months
                                                               Ended
                                                          --------------
                                                          May 24, May 25,
                                                           2002    2001
                                                          ------- -------
      Capital expenditures............................... $(20.5) $(30.2)
      Proceeds from the sale of leased assets............  170.2      --
      Net decrease in notes receivable and leased assets.    8.8    22.0
      Other, net.........................................    8.9   (26.2)
                                                          ------  ------
      Net cash provided by (used in) investing activities $167.4  $(34.4)
                                                          ======  ======

   The sales of leased assets generated $170.2 million in cash that was used to pay down Financial Services conduit borrowings. We view the sale of leased assets as an alternative funding option available to us when we wish to reduce the amount of capital used by the Financial Services segment.

   We continue to tightly control capital expenditures with Q1 2003 spending at the lowest quarterly levels in over five years and about half of depreciation expense. Capital spending reflects an increased emphasis on projects that deliver short payback cost savings or support critical strategic initiatives such as product development, while meeting key EVA milestones.

Financing Activities

   Cash Flow Data--Financing Activities (in millions)

                                                            Three Months
                                                               Ended
                                                          ---------------
                                                          May 24,  May 25,
                                                           2002     2001
                                                          -------  -------
      Short-term and long-term debt, net................. $(195.8) $110.2
      Common stock issuance (repurchase), net............     3.6    (3.9)
      Dividends paid.....................................    (8.8)  (16.2)
                                                          -------  ------
      Net cash provided by (used in) financing activities $(201.0) $ 90.1
                                                          =======  ======

   We used the cash generated by the sale of leased assets to pay down short and long-term borrowings within the Financial Services segment. We paid common stock dividends of $0.06 per share, or $8.8 million, and $0.11 per share, or $16.2 million, during Q1 2003 and Q1 2002, respectively. The exercise of employee stock options during Q1 2003 generated $3.6 million in cash.

   The Board of Directors has authorized a share repurchase program for up to 11 million shares. During Q1 2003, we made no repurchases of our common shares. As of May 24, 2002, total repurchases since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Management anticipates that the stock repurchase program will not reduce the Company's tradable share float in the long run as it expects that Class B Common Stock will continue to convert to Class A Common Stock over time.

Forward Looking Statements

   From time to time, in written reports and oral statements, the company discusses its expectations regarding future performance. For example, certain portions of this report contain various "forward-looking statements," including those relating to anticipated revenue, order rates and patterns, earnings/losses, restructuring and headcount reduction activities and charges gross margin and operating expense improvements and funding our liquidity and capital needs. Such statements involve certain risks and uncertainties that could cause actual results to vary. The company's performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales and other impacts related to the commercial and economic disruption caused by acts of terrorism; changes in domestic and international government laws and regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company's manufacturing processes; possible acquisitions or divestitures by the company; the company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; changes in business strategies and decisions; the company's ability to fund liquidity and capital needs; and other risks detailed in the company's Form 10-K for the year ended February 22, 2002 and other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting and reporting standards for the retirement of long- lived assets and the associated asset retirement costs. We intend to adopt the provisions of SFAS No. 143 during our fiscal year 2004. The impact of this pronouncement is not anticipated to have a material effect on our financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During Q1 2003, no material change in foreign exchange risks occurred.

Interest Rates

   During Q1 2003, no material change in interest rate risks occurred.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   1.  EXHIBITS

      See Exhibit Index

   2.  REPORTS ON FORM 8-K

   A Current Report on Form 8-K was filed April 30, 2002 reporting under Item 5, Other Events, the company's investment grade ratings from Standard & Poor's and Moody's Investors Service.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STEELCASE INC.

                                                   /S/  JAMES P. KEANE
                                          By: _______________________________
                                                       James P. Keane
                                                   Senior Vice President,
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Date: July 8, 2002

                                 EXHIBIT INDEX

Designation                                           Description
-----------                                           -----------
   10.27    Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002

   10.28    Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002

   10.29    Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31,
            2002

   10.30    Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31,
            2002

   10.31    Aircraft Time Sharing Agreement between Steelcase Inc. and Robert W. Black, dated March 31,
            2002

    99.1    Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital
            Corporation, dated May 24, 2002

    99.2    Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002