Form 10-Q
period 2002-08-23
STEELCASE INC
filed 2002-10-07
CIK 1050825

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

(MARKONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended August 23, 2002

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: As of September 27, 2002, Steelcase Inc. had 39,543,284 shares of Class A Common Stock and 108,051,939 shares of Class B Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                STEELCASE INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 23, 2002

                                     INDEX

------------------------------------------------------------------------------------------
                                                                                  Page No.
------------------------------------------------------------------------------------------
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended August 23, 2002 and August 24, 2001       3

         Condensed Consolidated Balance Sheets
           as of August 23, 2002 and February 22, 2002.........................       4

         Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended August 23, 2002 and August 24, 2001........       5

         Notes to Condensed Consolidated Financial Statements..................    6-14

Item 2.  Management's Discussion and Analysis..................................   15-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............      23

Part II. Other Information

Item 1.  Legal Proceedings.....................................................      24

Item 2.  Changes in Securities.................................................      24

Item 3.  Defaults upon Senior Securities.......................................      24

Item 4.  Submission of Matters to a Vote of Security Holders...................      24

Item 5.  Other Information.....................................................      24

Item 6.  Exhibits and Reports on Form 8-K......................................      24

Signatures.....................................................................      25

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350................      26

Certification of Chief Executive Officer--Sarbanes-Oxley Act Section 302.......      27

Certification of Chief Financial Officer--Sarbanes-Oxley Act Section 302.......      28

                        PART I.  FINANCIAL INFORMATION

Item1.  Financial Statements

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in millions, except per share data)

---------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended     Six Months Ended
                                                                    -------------------------------------------
                                                                    August 23, August 24, August 23, August 24,
                                                                       2002       2001       2002       2001
---------------------------------------------------------------------------------------------------------------
 Furniture revenue.................................................   $649.6     $771.6    $1,285.2   $1,655.7
 Finance revenue...................................................      9.7       20.9        17.2       42.0
                                                                      ------     ------    --------   --------
          Total revenue............................................    659.3      792.5     1,302.4    1,697.7
 Cost of sales.....................................................    462.0      540.6       919.5    1,159.7
 Restructuring costs...............................................      1.6        2.6         5.2        2.6
                                                                      ------     ------    --------   --------
          Gross profit.............................................    195.7      249.3       377.7      535.4
 Operating expenses................................................    194.1      228.5       386.5      466.0
 Restructuring costs...............................................     12.3        8.4        16.5        8.4
                                                                      ------     ------    --------   --------
          Operating income (loss)..................................    (10.7)      12.4       (25.3)      61.0
 Interest expense..................................................     (5.2)      (4.4)      (10.3)     (10.0)
 Other income (expense), net.......................................      1.7        2.3        (3.2)      (2.2)
                                                                      ------     ------    --------   --------
          Income (loss) before income tax provision
            (benefit), equity in net income (loss) of joint
            ventures and dealer transitions and
            cumulative effect of accounting change.................    (14.2)      10.3       (38.8)      48.8
 Income tax provision (benefit)....................................     (5.4)       3.9       (14.6)      18.1
                                                                      ------     ------    --------   --------
          Income (loss) before equity in net income
            (loss) of joint ventures and dealer
            transitions and cumulative effect of
            accounting change......................................     (8.8)       6.4       (24.2)      30.7
 Equity in net income (loss) of joint ventures and dealer
   transitions.....................................................      1.5        0.1         1.5       (0.3)
                                                                      ------     ------    --------   --------
          Income (loss) before cumulative effect of
            accounting change......................................     (7.3)       6.5       (22.7)      30.4
 Cumulative effect of accounting change (Notes 2 and 7)............       --         --      (170.6)        --
                                                                      ------     ------    --------   --------
          Net income (loss)........................................   $ (7.3)    $  6.5    $ (193.3)  $   30.4
                                                                      ======     ======    ========   ========
 Basic and diluted per share data:
 Earnings (loss) per share before cumulative effect of
   accounting change...............................................   $(0.05)    $ 0.04    $  (0.15)  $   0.21
 Cumulative effect per share of accounting change..................       --         --       (1.16)        --
                                                                      ------     ------    --------   --------
 Earnings (loss) per share.........................................   $(0.05)    $ 0.04    $  (1.31)  $   0.21
                                                                      ======     ======    ========   ========
 Dividends declared per common share...............................   $ 0.06     $ 0.11    $   0.12   $   0.22
                                                                      ======     ======    ========   ========

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)


----------------------------------------------------------------------------------------
                                                                (Unaudited)
                                                                August 23,  February 22,
                                                                   2002         2002
----------------------------------------------------------------------------------------
                            ASSETS
 Current assets:
   Cash and cash equivalents...................................  $   44.2     $   69.4
   Accounts receivable, net....................................     410.1        367.2
   Notes receivable and leased assets..........................     146.3        194.5
   Inventories.................................................     138.9        147.1
   Other current assets........................................      71.5        103.8
                                                                 --------     --------
          Total current assets.................................     811.0        882.0
 Property and equipment, net...................................     869.1        896.8
 Notes receivable and leased assets, net.......................     200.6        335.8
 Joint ventures and dealer transitions.........................      36.8         42.4
 Goodwill, net.................................................     261.0        431.6
 Other intangible assets, net..................................     100.9        108.6
 Other assets..................................................     307.2        270.3
                                                                 --------     --------
          Total assets.........................................  $2,586.6     $2,967.5
                                                                 ========     ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable............................................  $  158.4     $  163.5
   Short-term borrowings and current portion of long-term debt.     112.7        160.1
   Accrued expenses:
       Employee compensation...................................      80.2         84.6
       Employee benefit plan obligations.......................      29.9         51.0
       Other...................................................     231.4        213.9
                                                                 --------     --------
          Total current liabilities............................     612.6        673.1
                                                                 --------     --------
 Long-term liabilities:
   Long-term debt..............................................     317.1        433.6
   Employee benefit plan obligations...........................     247.3        248.3
   Other long-term liabilities.................................      52.8         57.0
                                                                 --------     --------
          Total long-term liabilities..........................     617.2        738.9
                                                                 --------     --------
          Total liabilities....................................   1,229.8      1,412.0
                                                                 --------     --------
 Shareholders' equity:
   Common stock................................................     286.0        282.3
   Accumulated other comprehensive income (loss)...............     (38.8)       (47.4)
   Retained earnings...........................................   1,109.6      1,320.6
                                                                 --------     --------
          Total shareholders' equity...........................   1,356.8      1,555.5
                                                                 --------     --------
          Total liabilities and shareholders' equity...........  $2,586.6     $2,967.5
                                                                 ========     ========

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in millions)

----------------------------------------------------------------------------------
                                                                  Six Months
                                                                     Ended
                                                             ---------------------
                                                             ---------------------
                                                             August 23, August 24,
                                                                2002       2001
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(193.3)   $  30.4
Depreciation and amortization...............................     76.7       85.8
Cumulative effect of accounting change......................    170.6         --
Loss on sale of leased assets...............................      6.1         --
Restructuring charges (payments), net.......................      2.9       11.0
Changes in operating assets and liabilities.................    (58.2)     (22.3)
Other, net..................................................     (6.3)      22.0
                                                              -------    -------
Net cash provided by (used in) operating activities.........     (1.5)     126.9
                                                              -------    -------
INVESTING ACTIVITIES
Capital expenditures........................................    (44.7)     (67.3)
Proceeds from the sale of leased assets.....................    178.0         --
Net decrease in notes receivable and leased assets..........      3.7       36.8
Other, net..................................................     18.0      (25.8)
                                                              -------    -------
Net cash provided by (used in) investing activities.........    155.0      (56.3)
                                                              -------    -------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt....................      2.5      257.2
Repayments of long-term debt................................   (119.6)    (343.1)
Short-term borrowings (repayments), net.....................    (48.8)      70.5
Common stock issuance.......................................      3.6        0.1
Common stock repurchase.....................................       --       (4.4)
Dividends paid..............................................    (17.7)     (32.4)
                                                              -------    -------
Net cash provided by (used in) financing activities.........   (180.0)     (52.1)
                                                              -------    -------
Effect of exchange rate changes on cash and cash equivalents      1.3       (0.3)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........    (25.2)      18.2
Cash and cash equivalents, beginning of period..............     69.4       25.3
                                                              -------    -------
Cash and cash equivalents, end of period....................  $  44.2    $  43.5
                                                              =======    =======


  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 22, 2002 (the "10-K Report"). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to " Steelcase," "we," "our," "company" and similar references are to Steelcase Inc. and its majority owned subsidiaries.

2. NEW ACCOUNTING STANDARDS

  Accounting for Business Combinations

   Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets with an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for Steelcase in the first quarter of fiscal year 2003 ("Q1 2003") and for business combinations consummated after June 30, 2001. Upon adoption of SFAS No. 142 in Q1 2003, we recorded a one-time, non-cash charge of $170.6 million to reduce the carrying value of our goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS No. 142, see Note 7.

  Accounting for the Impairment or Disposal of Long-Lived Assets

   SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, became effective for the company beginning in Q1 2003 . SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial results.

  Accounting for Costs Associated with Exit or Disposal Activities

   SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value. The provisions of SFAS No. 146 are required for exit or disposal activities that are initiated after December 31, 2002. At this time we do not believe the adoption of SFAS No. 146 will have a material impact on our financial results.

                                STEELCASE INC.

                                  (Unaudited)


3. EARNINGS (LOSS) PER SHARE

--------------------------------------------------------------------------------------------------------
                                                              Three Months Ended     Six Months Ended
                                                             -------------------------------------------
          Components of Earnings (Loss) Per Share            August 23, August 24, August 23, August 24,
                       (in millions)                            2002       2001       2002       2001
--------------------------------------------------------------------------------------------------------
Numerator:
Income (loss) before cumulative effect of accounting
  change....................................................   $ (7.3)    $  6.5    $ (22.7)    $ 30.4
Cumulative effect of accounting change......................       --         --     (170.6)        --
                                                               ------     ------    -------     ------
Net income (loss) numerator for both basic and diluted
  EPS.......................................................   $ (7.3)    $  6.5    $(193.3)    $ 30.4
                                                               ======     ======    =======     ======
Denominators:
Denominator for basic EPS--Weighted average common
  shares outstanding........................................    147.6      147.3      147.5      147.4
Potentially dilutive shares resulting from stock options (1)      0.4        0.3        0.6        0.2
                                                               ------     ------    -------     ------
Denominator for diluted EPS (1).............................    148.0      147.6      148.1      147.6
                                                               ======     ======    =======     ======

--------

(1) The denominator for basic EPS is used for calculating EPS for the second quarter of fiscal 2003 ("Q2 2003" or "the quarter") and the first six months of fiscal 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued. Diluted earnings per share includes effects of our Stock Incentive Plans. Due to their anti-dilutive effect, we have not included the effects of 7.4 million and 3.9 million options in our calculation of diluted earnings per share for the quarter and first six months ended August 23, 2002 and August 24, 2001, respectively.

4. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders' equity, except those due to investments by, and distributions to, shareholders.

-----------------------------------------------------------------------------------------------
                                                     Three Months Ended     Six Months Ended
                                                    -------------------------------------------
        Components of Comprehensive Income          August 23, August 24, August 23, August 24,
                  (in millions)                        2002       2001       2002       2001
-----------------------------------------------------------------------------------------------
Net income (loss)..................................   $ (7.3)    $ 6.5     $(193.3)    $30.4
Other comprehensive income (loss):
   Foreign currency translation gain (loss)........     (5.7)     (4.3)        3.9      (0.6)
   Derivative adjustments, net of tax (see Note 5).     (0.9)     (1.1)        4.7      (7.6)
                                                      ------     -----     -------     -----
Comprehensive income (loss)........................   $(13.9)    $ 1.1     $(184.7)    $22.2
                                                      ======     =====     =======     =====

5. DERIVATIVE INSTRUMENTS

   We use derivative financial instruments, principally foreign exchange contracts and interest rate swaps, to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

                                STEELCASE INC.

                                  (Unaudited)


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

   Foreign exchange contracts are primarily used to hedge the risk that unremitted or future revenue owed to us for the sale or anticipated sale, and the risk that future payments by us for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month period. We hedge net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International operations over the ensuing twelve-month period. To hedge this exposure, we use foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year.

   The fair value of cash flow hedges was a liability of $5.6 million at August 23, 2002 and $12.8 million at February 22, 2002. There were no fair value hedges outstanding at August 23, 2002, compared to a liability of $2.1 million at February 22, 2002. We recognized a loss of $7.7 million related to the settlement of certain swap agreements during Q1 2003. The fair value and notional amounts of foreign exchange contracts was immaterial at August 23, 2002 and February 22, 2002. The notional amount of interest rate swap agreements accounted for as cash flow hedges as of August 23, 2002 was $60.8 million with fixed rates from 6.18% to 6.64%. The notional amount of interest rate swap agreements accounted for as cash flow hedges was $248.1 million at February 22, 2002 with fixed rates from 4.8% to 7.1%. The notional amount of interest rate swap agreements accounted for as fair value hedges at February 22, 2002 was $48.1 million with fixed rates from 4.8% to 7.1%. These notional amounts do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

   Other comprehensive income (loss) related to derivatives consisted of the following components:

--------------------------------------------------------------------------------------------------
                                                        Three Months Ended     Six Months Ended
                                                       -------------------------------------------
          Derivative Adjustments, net of tax           August 23, August 24, August 23, August 24,
                    (in millions)                         2002       2001       2002       2001
--------------------------------------------------------------------------------------------------
Cumulative effect of accounting change (SFAS No. 133),
  as of February 24, 2001.............................    $ --       $ --       $ --      $(5.1)
   Change in fair value of interest rate swaps........    (0.2)       1.1        0.8        0.9
   Adjustment due to swap settlement..................      --         --        7.7         --
   Settlement to interest expense.....................    (0.7)      (2.2)      (3.8)      (3.4)
                                                         -----      -----      -----      -----
   Derivative adjustments, net of tax.................   $(0.9)     $(1.1)     $ 4.7      $(7.6)
                                                         =====      =====      =====      =====

                                STEELCASE INC.

                                  (Unaudited)


6. INVENTORIES

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method or the average cost method. Inventories determined by the LIFO method aggregated $85.2 million and $91.0 million at August 23, 2002 and February 22, 2002, respectively.

                   -----------------------------------------
                      Inventories    August 23, February 22,
                     (in millions)      2002        2002
                   -----------------------------------------
                     Finished goods.   $ 72.3      $ 72.3
                     Work in process     30.2        31.1
                     Raw materials..     73.8        82.2
                                       ------      ------
                                        176.3       185.6
                     LIFO reserve...    (37.4)      (38.5)
                                       ------      ------
                                       $138.9      $147.1
                                       ======      ======

7. GOODWILL AND OTHER INTANGIBLE ASSETS

   As discussed in Note 2, in Q1 2003, we adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets with an indefinite useful life be reviewed for impairment annually. Upon adoption, we used the expertise of an outside valuation specialist to help us determine the fair values of our reporting units. We will perform the annual impairment review for all of our reporting units during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003.

   Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill using four reporting units--Steelcase North America ("SCNA"), Steelcase Design Partnership ("SDP"), International and Financial Services. SCNA and SDP are aggregated for segment reporting while International and Financial Services are separate reportable segments.

   Upon adoption of SFAS No. 142 in Q1 2003, we recorded a one-time, non-cash charge of $170.6 million to reduce the net book value of goodwill in our International reporting unit. The decline in the fair value of our International reporting unit is primarily attributable to the decline in revenue and profitability of the unit, which is the result of the industry-wide decline in office furniture revenue. This decline has led to a significant reduction in our three to five year projection of operating income for the International unit. The fair value of the remaining reporting units exceeded the net book value of the units, therefore, no impairment charge was recorded relative to these units. The $170.6 million charge related to the international reporting unit is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the International reporting unit was determined by using a combined discounted cash flow and market value approach.

                                STEELCASE INC.

                                  (Unaudited)


   A summary of changes in our goodwill during the six month period ended August 23, 2002, by business segment is as follows (in millions):

               --------------------------------------------------
                                           Goodwill
                              -----------------------------------
                              August 23,             February 22,
                                 2002    Impairments     2002
               --------------------------------------------------
                North America   $159.7     $    --      $159.7
                International    101.3      (170.6)      271.9
                                ------     -------      ------
                Total........   $261.0     $(170.6)     $431.6
                                ======     =======      ======

   As of August 23, 2002 and February 22, 2002, our intangible assets and related accumulated amortization consisted of the following (in thousands):


-----------------------------------------------------------------------------------
                                   As of August 23, 2002   As of February 22, 2002
                                  -------------------------------------------------
                                  -------------------------------------------------
                                        Accumulated              Accumulated
       Intangible Assets          Gross Amortization  Net  Gross Amortization  Net
-----------------------------------------------------------------------------------
 Intangible assets subject to
   amortization:
     Proprietary technology.....  $48.5    $ 2.8     $45.7 $48.5    $  --     $48.5
     Trademarks.................   32.5     15.9      16.6  32.5     12.0      20.5
     Non-compete agreements.....    1.9      0.7       1.2   1.9      0.4       1.5
     Other......................    7.2      2.0       5.2   7.1      1.2       5.9
                                  -----    -----     ----- -----    -----     -----
       Total....................  $90.1    $21.4     $68.7 $90.0    $13.6     $76.4
                                  =====    =====     ===== =====    =====     =====
 Intangible assets not subject to
   amortization:
     Trademarks.................. $32.2    $  --     $32.2 $32.2    $  --     $32.2
                                  =====    =====     ===== =====    =====     =====

   We recorded amortization expense of $3.3 million during Q2 2003 compared to $3.4 million on a proforma basis during the second quarter of fiscal 2002. For the six months ended August 23, 2002 we recorded amortization expense of $7.8 million compared to $6.1 million on a pro forma basis during the first six months of fiscal 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2003: $12.4 million; 2004: $8.5 million; 2005:
$7.2 million; 2006: $6.9 million; and 2007: $6.9 million. As acquisitions and dispositions occur in the future, these amounts may vary.

                                STEELCASE INC.

                                  (Unaudited)


   Fiscal 2002 results on a historical basis do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on February 24, 2001, our historical net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

      -------------------------------------------------------------------
                                      Three Months Ended August 24, 2001
                                     (millions, except per share amounts)
                                     ------------------------------------
                                            Net income per Net income per
                                      Net    basic common  diluted common
                                     income     share          share
      -------------------------------------------------------------------
       As reported--historical basis  $6.5      $0.04          $0.04
       Add: Goodwill amortization...   2.2       0.02           0.02
                                      ----      -----          -----
       Adjusted.....................  $8.7      $0.06          $0.06
                                      ====      =====          =====

      -------------------------------------------------------------------
                                       Six Months Ended August 24, 2001
                                     (millions, except per share amounts)
                                     ------------------------------------
                                            Net income per Net income per
                                      Net    basic common  diluted common
                                     income     share          share
      -------------------------------------------------------------------
       As reported--historical basis $30.4      $0.21          $0.21
       Add: Goodwill amortization...   4.4       0.03           0.03
                                     -----      -----          -----
       Adjusted..................... $34.8      $0.24          $0.24
                                     =====      =====          =====

8. SALE OF LEASED ASSETS

   In Q2 2003, Steelcase Financial Services, Inc ("SFSI") sold leased assets for a purchase price of $7.8 million. The proceeds from this sale were used to retire debt incurred to fund the leases. We recorded a pre-tax charge of $0.4 million on the sale.

   In Q1 2003, SFSI sold leased assets to General Electric Capital Corporation for a purchase price of $170.2 million. The proceeds from this sale were used to retire debt incurred to fund the leases. The leased assets sold represented approximately 38% of the total net leased assets for our Financial Services segment at the time of the sale. We recorded a pre-tax charge of $5.7 million in Q1 2003 on the sale, which included the settlement of interest rate swaps associated with the leased assets sold, the recognition of a gain on the portfolio and payment of transaction costs.

9. RESTRUCTURING CHARGES

   During Q2 2003, we continued our actions to reduce costs by restructuring certain areas of our business. Q2 2003 charges, summarized in the following tables, were related to additional workforce reductions and the company's decision to close operations not meeting financial return targets.

   During fiscal 2002, our restructuring charges for workforce reductions specified a reduction of our headcount by approximately 1,300 positions--850 of which occurred in fiscal 2002, 390 occurred in the first half of fiscal 2003 and 60 will occur during the second half of fiscal 2003. During the first two quarters of 2003, we reserved for additional workforce reductions of approximately 500 positions, of which 160 occurred during the first two quarters of fiscal 2003 and 340 will occur during the second half of fiscal 2003.

                                STEELCASE INC.

                                  (Unaudited)


   -------------------------------------------------------------------------
           Restructuring Charges         Fiscal 2003 Fiscal 2003 Fiscal 2003
                                                                 -----------
               (in millions)                 Q1          Q2         Total
   -------------------------------------------------------------------------
    Cost of sales:
    Restructuring charges--North America    $2.7        $ 1.6       $ 4.3
    Restructuring charges--International     0.9           --         0.9
                                            ----        -----       -----
                                             3.6          1.6         5.2
                                            ----        -----       -----
    Operating expenses:
    Restructuring charges--North America     2.7         12.3        15.0
    Restructuring charges--International     1.5           --         1.5
                                            ----        -----       -----
                                             4.2         12.3        16.5
                                            ----        -----       -----
          Total.........................    $7.8        $13.9       $21.7
                                            ====        =====       =====

   Below is a summary of the charges and payments during the first two quarters of 2003 that have been applied against the reserve as of August 23, 2002.

           ----------------------------------------------------------
                Restructuring and Impairment Reserve
                           (in millions)                  Fiscal 2003
           ----------------------------------------------------------
            Reserve balance as of February 22, 2002         $ 21.7
            Reserve charges during fiscal 2003:....
              North America workforce reduction.... 10.6
              International workforce reduction....  0.5
              Business exit costs and other........ 10.6
                                                    ----
                  Total restructuring charges......           21.7
            Restructuring payments:................
              North America workforce reduction.... (9.9)
              International workforce reduction.... (4.1)
              Other................................ (4.8)
                                                    ----
                  Total restructuring payments.....          (18.8)
                                                            ------
            Reserve balance as of August 23, 2002..         $ 24.6
                                                            ======

10.  COMMON STOCK REPURCHASE PROGRAM

   On June 17, 1998, our Board of Directors approved a common stock repurchase program authorizing the repurchase of up to three million shares of Class A and Class B common stock. On September 22, 1999 and September 20, 2000, the Board authorized common stock repurchases of up to an additional three million and five million shares, respectively. The total shares authorized for repurchase is now 11 million shares.

   During the first six months of 2003, we made no repurchases of our common shares. As of August 23, 2002, total repurchases of 7,175,407 shares since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

                                STEELCASE INC.

                                  (Unaudited)

11.  OPERATING SEGMENTS

   We operate on a worldwide basis within three reportable segments: two geographic manufacturing and sales segments--North America and International--and a Financial Services segment. The North America segment includes the U.S., Canada, the Steelcase Design Partnership ("SDP") companies, and our IDEO and Attwood subsidiaries. PolyVision, acquired in November 2001, is consolidated within our North America segment as an SDP company. The International segment reflects all other non-North America manufacturing and sales operations. We evaluate performance and allocate resources based on operating income.

------------------------------------------------------------------------------------
                                          Three Months Ended     Six Months Ended
                                         -------------------------------------------
Operating Segment Income Statement Data  August 23, August 24, August 23, August 24,
             (in millions)                  2002       2001       2002       2001
------------------------------------------------------------------------------------
 Revenue
   North America........................   $532.3     $620.7    $1,060.3   $1,336.8
   International........................    117.3      150.9       224.9      318.9
   Financial Services...................      9.7       20.9        17.2       42.0
                                           ------     ------    --------   --------
   Consolidated revenue.................   $659.3     $792.5    $1,302.4   $1,697.7
                                           ======     ======    ========   ========
 Operating income (loss)
   North America........................   $ (8.2)    $ 13.8    $  (18.6)  $   54.4
   International........................     (4.9)      (5.6)      (14.7)      (4.2)
   Financial Services...................      0.8        2.5         4.9        6.6
   Eliminations (1).....................      1.6        1.7         3.1        4.2
                                           ------     ------    --------   --------
   Consolidated operating income (loss).   $(10.7)    $ 12.4    $  (25.3)  $   61.0
                                           ======     ======    ========   ========

          ------------------------------------------------------------
          Operating Segment Balance Sheet Data August 23, February 22,
                     (in millions)                2002        2002
          ------------------------------------------------------------
               Total assets
                 North America................  $1,770.7    $1,793.1
                 International................     502.6       668.9
                 Financial Services...........     313.3       505.5
                                                --------    --------
               Consolidated total assets......  $2,586.6    $2,967.5
                                                ========    ========

--------
(1) Represents the elimination of intercompany interest expense reported as operating expense in the Financial Services segment and as non-operating income in the North America segment.

12.  STOCK OPTIONS

   In connection with our September 23, 2002 announcement of second quarter earnings, we announced that we intend to begin expensing the cost of employee stock options in accordance with the fair value method contained in SFAS No. 123, Accounting for Stock-Based Compensation, in the first quarter of fiscal year 2004. Under SFAS No. 123, the fair value of options is estimated at the date of grant using a option-pricing model (for example, the Black-Scholes model) which requires the input of highly subjective assumptions including the expected stock price volatility.

                                STEELCASE INC.

                                  (Unaudited)


   Based on the current application of SFAS No. 123, all future employee stock option grants will be expensed over the stock option vesting period. The FASB is currently reconsidering the transition provisions for adopting SFAS No. 123 and may provide alternative accounting methods when adopting the standard. See
Note 11 within our consolidated financial statements for the year ended February 22, 2002 included in our report on Form 10-K for pro-forma disclosure of the impact of SFAS No. 123 in previous years.

Item 2.  Management's Discussion and Analysis

   The following discussion of the company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations from our 10-K Report.

Current Business Overview

   The office furniture industry continues to experience an unprecedented reduction in demand caused by reduced business capital spending and ongoing economic uncertainty. For perspective, while our revenue in Q2 2003 was up 2.5% from Q1 2003, it has declined 36% from the record level achieved in the same period two years ago.

   The employees of Steelcase have worked hard to reduce our breakeven point, improve our cash flow and strengthen our balance sheet. At the same time, we have continued to implement initiatives to improve our operational effectiveness, and to launch new products that we expect will drive longer-term growth. Some of these actions include:

    .  reducing our global workforce by 28% since December 2000
    .  implementing lean manufacturing in our operations
    . selling leased assets to generate cash and using the proceeds to further reduce debt
    .  cutting capital expenditures by focusing on shorter-payback projects
    .  developing a global procurement program
    . outsourcing non-strategic manufacturing operations and other activities . consolidating manufacturing operations
    .  closing operations not meeting financial return targets

   These actions will help position Steelcase to better serve our existing customers and compete to serve new customers.

Financial Summary

Results of Operations

----------------------------------------------------------------------------------------------
                                                    Three Months Ended     Six Months Ended
                                                   -------------------------------------------
                                                   August 23, August 24, August 23, August 24,
 Income Statement Data as a Percentage of Revenue     2002       2001       2002       2001
----------------------------------------------------------------------------------------------
 Revenue..........................................   100.0%     100.0%     100.0%     100.0%
 Cost of sales....................................    70.3       68.5       71.0       68.5
                                                     -----      -----      -----      -----
 Gross profit.....................................    29.7       31.5       29.0       31.5
 Operating expenses...............................    31.3       29.9       30.9       27.9
                                                     -----      -----      -----      -----
 Operating income (loss)..........................    (1.6)       1.6       (1.9)       3.6
 Non-operating items, net.........................    (0.5)      (0.3)      (1.0)      (0.7)
                                                     -----      -----      -----      -----
 Income (loss) before taxes.......................    (2.1)       1.3       (2.9)       2.9
 Income tax provision (benefit)...................    (0.8)       0.5       (1.1)       1.1
 Equity in net income of joint ventures and dealer
   transitions....................................     0.2        --         0.1        --
 Cumulative effect of accounting change...........     --         --       (13.1)       --
                                                     -----      -----      -----      -----
 Net income (loss)................................    (1.1)%      0.8%     (14.8)%      1.8%
                                                     =====      =====      =====      =====

Second Quarter and Fiscal Year to Date Financial Review:

   Revenue of $659.3 million in Q2 2003 was down 16.8% compared to the same period last year, but up 2.5% compared with the first quarter, the first sequential quarter increase in eight quarters. Acquisitions completed in the last twelve months (PolyVision Corporation and Custom Cable Industries) contributed $51.8 million in revenue in the quarter.

   Revenue for the first six months of 2003 was $1,302.4 million, a decrease of 23.3% compared with the same period last year. Acquisitions contributed $95.4 million to our total revenue in the first six months of 2003.

   We reported a net loss of $7.3 million or $0.05 per share for the quarter and a net loss of $193.3 million or $1.31 per share for the first half of 2003 which includes non-recurring charges and the Q1 2003 cumulative effect of the accounting change related to the adoption of SFAS No. 142. On a pro forma basis, net income excluding non-recurring charges was $0.6 million in the second quarter. This compares with pro forma net income of $13.4 million, excluding non-recurring charges in the second quarter last year. These results compared favorably with our previous outlook of breakeven to an after-tax loss of $7.0 million, before non-recurring items, and reflect the benefits achieved from cost cutting initiatives previously announced. Our pro forma net loss, excluding non-recurring charges and the cummulative effect of the accounting change, was $6.4 million for the first half of 2003.

   In the second quarter we incurred $13.9 million of pretax non-recurring charges, all related to our North America segment and included in operating income shown in our segment reporting. Non-recurring charges included $5.9 million associated with workforce reductions and $8.0 million associated with our decision to close a business that was based on an alternative distribution model for the Ease, Price, Value market. We did not include this charge in our previous pro forma outlook because the decision to close the business had not been made at that time. We decided to close the business because it was not achieving the volume milestones needed for economic success. Our charges primarily include the cost of exiting lease agreements and the writedown of fixed assets. We will continue to serve the Ease, Price, Value customer through our dealer channel. In addition, we realized a $1.4 million non-recurring, non-operating gain on the sale of a portion of our minority equity ownership in The Modernform Group Public Company Limited ("Modernform"), in Thailand.

   Beginning in fiscal 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that we discontinue amortizing goodwill and test goodwill annually to determine whether it is impaired. This accounting change resulted in a charge of $170.6 million, or $1.16 per share for goodwill impairment in our International segment. There is no cash effect of this charge, and there is no impact on income tax expense, so the pretax and after tax effect is the same. The effect of no longer amortizing goodwill increased net income by $2.2 million and $4.4 million in Q2 2003, and the first six months of 2003, respectively.

   Excluding non-recurring and restructuring charges, operating income was $3.3 million in Q2 2003 compared with an operating loss of $6.7 million in Q1 2003.

Interest Expense; Other Income (Expense), Net; and Income Taxes

----------------------------------------------------------------------------------------------
                                                    Three Months Ended     Six Months Ended
                                                   -------------------------------------------
Interest Expense; Other Income (Expense), Net; and
                   Income Taxes                    August 23, August 24, August 23, August 24,
                  (in millions)                       2002       2001       2002       2001
----------------------------------------------------------------------------------------------
         Interest expense.........................   $ 5.2      $ 4.4      $10.3      $10.0
                                                     =====      =====      =====      =====
         Other income (expense), net:
            Interest income.......................   $ 1.5      $ 1.6      $ 3.7      $ 5.8
            Loss on dealer transitions............    (0.1)        --       (1.4)      (8.6)
           Gain on sale of investments............     1.4         --        1.4         --
          Loss on sale of leased assets...........    (0.4)        --       (5.7)        --
            Miscellaneous, net....................    (0.7)       0.7       (1.2)       0.6
                                                     -----      -----      -----      -----
                                                     $ 1.7      $ 2.3      $(3.2)     $(2.2)
                                                     =====      =====      =====      =====
         Effective income tax rate................    37.5%      37.0%      37.5%      37.0%

   In Q2 2003, we realized a $1.4 million non-recurring gain on the sale of a portion of our minority equity ownership in Modernform.

   In Q1 2003, we recorded a non-recurring loss of $5.7 million on the sale of leased assets in a transaction that included a number of components. These leased assets sold for $170.2 million, $4.4 million more than book value. We incurred a loss of $7.7 million on interest rate swaps that were matched against the portfolio and were settled during the transaction. Transaction costs totaled $2.4 million. We do not retain any contingent liabilities, credit risk, or risk related to lease residual values. However, we do have the right to participate in a portion of gains on lease residual values, if any, as the leases mature.

   In Q1 2002, we recognized losses of $8.6 million on dealer transitions primarily related to loans to one dealer. The dealer operating results deteriorated due to a significant decline in business activity in their local market and a variety of performance issues.

Outlook

   As recently as July of 2002, many U.S. economists were optimistic that a second-half economic recovery, including a rise in business capital spending, was beginning to emerge. We were beginning to share that optimism since our orders were strengthening in June and July. Now it seems that a series of factors affecting business confidence and capital spending is interrupting the recovery, particularly in North America. Our North American order and quote activity began to decline in early August and has continued to soften through September, pointing to a likely further decline in our third and fourth quarter shipments. We are also closely monitoring ongoing weakness in certain European economies and the collateral impact globally of a possible double dip in the North American business economy.

   We will continue to take actions that reflect our commitment to profitability. To that end, we are in the process of planning and implementing additional actions aimed at reducing our breakeven point further. These actions include eliminating 500--800 additional salaried positions by the end of fiscal 2003. We believe these actions will position the company to be profitable beginning in the first quarter of the next fiscal year.

   We are also moving forward with plans to launch more innovative new products this year that will enhance our integrated architecture, furniture and technology offerings. We believe we can stimulate demand, even in a downturn, by offering our customers new solutions that help their people work more effectively.

   For the balance of the fiscal year, we expect a very competitive environment because we believe there is substantial excess capacity in our industry, and we believe that like Steelcase, our major competitors have taken steps to significantly reduce their costs.

   We expect our Q3 2003 revenue to be approximately $630 million. Since this is below our anticipated breakeven point of $650 million in revenue, we expect to report a loss of between $7 million to $15 million, after tax, before non-recurring charges. We define our breakeven point as the revenues that we need to breakeven at the operating income level, excluding non-recurring items. Breakeven point is one metric that we monitor as we implement our cost reduction initiatives. In Q3 2003, we expect net non-recurring charges in the range of $4 million to $7 million, after tax. These charges assume costs of $5 million to $8 million, after tax, related to additional salaried work force reductions, partially offset by a net gain of $1 million after tax on the sale of real estate.

   Q4 2003 revenues are expected to be slightly higher in total than the third quarter primarily due to an extra shipping week versus Q3 2003. We expect to report earnings, before non-recurring items, in the range of breakeven to a loss of $7 million. We estimate non-recurring charges of $8 million to $12 million, after tax, related to additional salaried workforce reductions and other restructuring activities discussed earlier. We expect that these non-recurring charges will be offset by non-recurring gains related to additional real estate sales.

Business Segment Review

North America

---------------------------------------------------------------------------------------
                                            Three Months Ended      Six Months Ended
                                           --------------------------------------------
  Income Statement Data - North America    August 23, August 24, August 23,  August 24,
(in millions, except data as a percentage)    2002       2001       2002        2001
---------------------------------------------------------------------------------------
    Revenue...............................   $532.3     $620.7    $1,060.3    $1,336.8
    Gross profit percentage...............     28.5%      29.3%       28.0%       29.7%
    Operating expenses....................   $159.9     $168.1    $  315.8    $  342.4
    Operating expense percentage..........     30.0%      27.1%       29.8%       25.6%
    Operating income (loss)...............   $ (8.2)    $ 13.8    $  (18.6)   $   54.4
    Operating income (loss) percentage....     (1.5)%      2.2%       (1.8)%       4.1%

   Revenue. Q2 2003 revenue increased 0.8% compared to Q1 2003. During the quarter, SDP grew revenues more than the average for the segment compared to Q1 2003. Compared with the prior year, revenue was down 14.2% and 20.7% for the quarter and six month periods, respectively. Acquisitions completed in the last twelve months contributed $51.8 million and $95.4 million to Q2 2003 and first half 2003 revenue, respectively. Excluding the impact of acquisitions, revenue declined 22.6% and 27.8%, respectively, compared to Q2 2002 and first half 2002. Order rates were stable through June and July, but declined in August. Order and quote activity began to decline in early August and has continued to soften through September, pointing to a likely further decline in our third and fourth quarter shipments.

   Gross Profit/Margin. Q2 2003 gross margins improved 0.9 percentage points compared to Q1 2003 due to favorable sales mix and ongoing cost reduction efforts. We continue to take actions to reduce costs and lower our breakeven point including work force reductions, facility consolidations, and continued implementation of lean manufacturing. Gross margins were lower than prior year periods primarily due to the impact of lower revenue on fixed cost absorption.

   Operating Expenses. On a pro forma basis, excluding non-recurring charges, we lowered our operating expenses by $33.0 million or 9.9% in the first half of 2003 compared with the same period last year. These cost reductions are primarily related to workforce reductions, the elimination of bonuses and the deferral or elimination of non-mission critical discretionary and project spending.

   We maintain loss reserves related to dealer trade receivables, and we carefully monitor the financial condition of these dealers. Steelcase dealers in North America have, as a group, successfully reduced costs and taken other steps to manage through the downturn. We have processes and other measures, such as attractive early payment discount incentive terms, that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect these credit risks. However, if these dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and additional reserves would be necessary.

   Operating Income (Loss). Excluding non-recurring and restructuring charges, operating income of $5.8 million in the second quarter showed meaningful improvement from an operating loss of $5.0 million in the first quarter.

International

--------------------------------------------------------------------------------------
                                            Three Months Ended     Six Months Ended
                                           -------------------------------------------
  Income Statement Data - International    August 23, August 24, August 23, August 24,
(in millions, except data as a percentage)    2002       2001       2002       2001
--------------------------------------------------------------------------------------
    Revenue...............................   $117.3     $150.9     $224.9     $318.9
    Gross profit percentage...............     29.2%      30.8%      28.1%      30.3%
    Operating expenses....................   $ 39.1     $ 52.1     $ 77.9     $100.8
    Operating expense percentage..........     33.3%      34.4%      34.6%      31.6%
    Operating income (loss)...............   $ (4.9)    $ (5.6)    $(14.7)    $ (4.2)
    Operating income (loss) percentage....     (4.2)%     (3.7)%     (6.5)%     (1.3)%

   Revenue. Q2 2003 revenue increased 9.0% compared to Q1 2003, the first sequential quarter increase in revenue in six quarters. The increasing strength of the Euro had a significant impact on the quarter over quarter increase. Compared with the prior year, revenue was down 22.3% and 29.5% for the quarter and six month periods, respectively.

   Order rates improved slightly in the second quarter compared to the first quarter. Orders are traditionally soft in August, but were better than we expected. While we typically see some improvements in the third quarter, we remain concerned about ongoing weakness in certain European economies, and the residual impact of a double dip in the North American business economy. We continue to be concerned about the financial pressure on many of our International dealers, and are closely monitoring the impact on our receivables.

   Gross Profit/Margin. Gross margin improved significantly to 29.2% in the second quarter compared with 27.0% in the first quarter, as the impact of earlier restructuring and cost reduction efforts begin to be realized. On a pro forma basis, excluding $0.9 million of restructuring expenses associated with facility closures in Q1 2003, gross margin was 28.5% in the first half of 2003.

   Operating Expenses. We lowered operating expenses by $13.0 million or 25.0% in Q2 2003 compared with the same period last year. For the first six months of 2003, on a pro forma basis, operating expenses, excluding $1.5 million in non-recurring severance and restructuring charges in Q1 2003, were $24.4 million, or 24.1%, lower than the first six months of 2002. The expense reductions reflect the impact of workforce reductions, lower dealer credit losses, elimination of goodwill amortization charges, as well as significant reductions in project and discretionary spending.

   Operating Income (loss). International recorded a operating loss for Q2 2003 of $4.9 million, an improvement over the $7.4 million operating loss, excluding non-recurring charges, in Q1 2003. Within the quarter, international was profitable for June and July combined. International lost money in August, which is typical because it is a month of vacations in many countries.

Financial Services

--------------------------------------------------------------------------------------
                                            Three Months Ended     Six Months Ended
                                           -------------------------------------------
Income Statement Data - Financial Services August 23, August 24, August 23, August 24,
(in millions, except data as a percentage)    2002       2001       2002       2001
--------------------------------------------------------------------------------------
    Revenue...............................    $9.7      $20.9      $17.2      $42.0
    Net financing margin..................     2.7        4.1        8.6        9.9
    General and administrative expense....     1.9        1.6        3.7        3.3
    Operating income......................     0.8        2.5        4.9        6.6

   Revenue. Revenue decreased significantly compared to the prior year primarily as the result of these events:

    . The sale of $165.4 million of leased assets at the end of the first quarter. The leases sold had been generating quarterly revenue of $6 million and approximately $1 million of pre-tax operating income. The effect on Q1 2003 revenue was negligible.
    . The Q1 2003 conversion of some operating leases to direct financing leases, which allowed the sale of the leases later in Q1 2003. The conversion of these leases effectively reversed $11 million of operating lease revenue and related operating expenses in Q1 2003.

   We continue to believe that by offering lease financing, we broaden our relationship with a segment of our customers and provide them with an attractive alternative to ownership. We are currently exploring opportunities with outside funding sources to provide lease funding. We believe that this will reduce our risk and decrease our cost of financing related to our leasing business.

   Net Financing Margin. Financial Services operating expenses are split into two separate components--financing expenses and general and administrative expenses. Finance revenue less financing expenses equals net financing margin; net financing margin less general and administrative expense equals operating income. Because of the lease asset sales and the conversion of operating leases, net financing margin for 2003 is not comparable to 2002.

   We monitor and regularly update loss reserves in accordance of SAB 102 based on the quality of credits in our lease portfolio, and our historical loss experience. In recent quarters, because of the economic downturn, we have seen a gradual decline in the overall credit quality of the existing portfolio and have increased reserves to reflect the increased risk. However, if we continue to experience a prolonged or deepening economic downturn in North America, we would expect an additional decline in the credit quality of our lease portfolio, and we would provide additional reserves, as appropriate.

   The top five leasing customers have an aggregate receivable balance of $66 million, the largest of these customers represent approximately 1.0% of Steelcase Inc. total consolidated assets. All of these receivables are currently in compliance with lease payment schedules. As we have reduced the size of the lease portfolio, each of these individual leases represent a larger percentage of our remaining lease portfolio. Certain of these larger customers have experienced a decline in credit quality, and we have increased reserves in response. However, if we were to actually experience a default in any one of these larger leases, it is likely that, because of their relative size, significant increases in reserves would be necessary.

   We also maintain loss reserves related to dealer financing, and we carefully monitor the financial condition of these dealers. Steelcase dealers in North America have, as a group, successfully reduced costs and taken other steps to manage through the downturn. There are some individual Steelcase dealers who are facing difficult financial challenges and Steelcase Financial has term loans and other financing with some of these dealers. We believe our reserves adequately reflect these credit risks. However, if these dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and we would provide additional reserves, as necessary.

   General and Administrative Expenses. General and administrative costs do not flucuate significantly based on financing revenue. Overall costs have remained relatively consistent compared to previous periods.

   Operating Income. For the reasons detailed above, Financial Services operating income has declined for the first six months of 2003 and Q2 2003 from previous levels in 2002.

Liquidity and Capital Resources

   Excluding acquisitions, our cash and operating capital requirements have been primarily satisfied through cash generated from operating activities. As of August 23, 2002, our financial position included cash, cash equivalents and short-term investments of $44.2 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

   Total consolidated debt at August 23, 2002 was $429.8 million. Approximately $267.4 million of the total debt is related to our Financial Services segment, which operates using a six-to-one debt-to-equity ratio. The $162.4 million of debt that is related to the North America and International segments represents an aggregated debt to total capitalization ratio of 11% for those segments. $344.2 of our total consolidated debt is structured as term debt. Our long term debt rating is A- from Standard and Poor's and Baa3 From Moody's. The remaining $85.6 is drawn against various credit facilities representing $504.7 in aggregate capacity, leaving $419.1 in available capacity.

   Our facilities include a $400.0 million global multi-currency revolving credit facility, which supports a multi-currency commercial paper program. Our commercial paper program is rated A-2 from Standard and Poor's and Prime-3 from Moody's. Our access to commercial paper markets in the United States and Europe may be limited because of our short-term debt ratings. However, our global credit facility is available for use in the event that commercial paper is unavailable. As of August 23, 2002, we had no borrowings under the commercial paper program.

   The global credit facility requires us to satisfy certain financial and other covenants including a minimum net worth covenant, a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We are in compliance with all of the covenants as of the end of Q2 2003.

   We recently amended the minimum interest coverage covenant for the global credit facility. The calculation is based on a 4-quarter rolling average and therefore still includes interest expense on the debt associated with the leased assets sold in Q1 2003. That has a negative effect on the ratio even though the debt associated with those leases are no longer part of our balance sheet. We were concerned that because of that effect, we could temporarily be out of compliance with that covenant at the end of Q3 2003. The amended covenant allows for a lower ratio in Q3 2003 and gradually steps back up to the original ratio over the next three quarters.

   We have available $104.7 million of unsecured, non-committed short-term facilities,of which $15.1 million was outstanding and $89.6 million was available at the end of the second quarter. These facilities could also be used to fund short-term liquidity needs. We believe we will be able to meet our future liquidity needs through our borrowing arrangements that exist. We also believe that our combined facilities are more than adequate to fulfill our anticipated cash requirements.

   We also hold $346.9 million of interest bearing assets, of which $307.0 is held by our Financial Services segment.

Operating activities

   --------------------------------------------------------------------------
                                                          Six Months Ended
                                                        ---------------------
          Cash Flow Data - Operating Activities         August 23, August 24,
                      (in millions)                        2002       2001
   --------------------------------------------------------------------------
    Net income (loss)..................................  $(193.3)    $ 30.4
    Depreciation and amortization......................     76.7       85.8
    Cumulative effect of accounting change.............    170.6         --
    Loss on sale of leased assets......................      6.1         --
    Restructuring charges (payments)...................      2.9       11.0
    Changes in operating assets and liabilities........    (58.2)     (22.3)
    Other..............................................     (6.3)      22.0
                                                         -------     ------
    Net cash provided by (used in) operating activities  $  (1.5)    $126.9
                                                         =======     ======

   Over the last 6 months, we had a slight use of cash in operations because of increases in working capital, which in turn, was primarily related to an increase in accounts receivable. Accounts receivables has not changed significantly over the past two quarters. The increase is the result of strong seasonal shipments for our PolyVision business caused by normal seasonality, higher North American shipments in August compared to February, and the effect of a stronger Euro on our International receivables. We expect receivables to fall over the next few months.

Investing activities

------------------------------------------------------------------------------------
                                                                 Six Months Ended
                                                               ---------------------
            Cash Flow Data - Investing Activities              August 23, August 24,
                        (in millions)                             2002       2001
------------------------------------------------------------------------------------
 Capital expenditures.........................................   $(44.7)    $(67.3)
 Proceeds from the sale of leased assets......................    178.0         --
 Net (increase) decrease in notes receivable and leased assets      3.7       36.8
 Other, net...................................................     18.0      (25.8)
                                                                 ------     ------
 Net cash provided by (used in) investing activities..........   $155.0     $(56.3)
                                                                 ======     ======

   Proceeds from the sales of leased assets were used to pay down Financial Services segment borrowings. We view the sale of leased assets as an alternative funding option available to us when we wish to reduce the amount of capital used by the Financial Services segment.

   We continue to be very disciplined with capital expenditures and expect 2003 capital expenditures to be less than $100 million, our lowest level in over five years and significantly less than depreciation expense. Capital spending reflects an increased emphasis on projects that deliver short-payback cost savings or support critical strategic initiatives such as product development, while meeting key EVA milestones. We plan to continue to fund capital expenditures primarily through cash generated from operations. We expect to generate cash of $40 million in the second half of 2003 from the sale of our Tustin, California facility.

   During Q2 2003, we sold a portion of our minority equity ownership in Modernform which provided cash of $9.5 million. This is reflected in the "Other, net" component of the investing activities. During the first half of 2002, we had $7.8 million of unrealized losses on interest rate swap transactions that negatively affected this same line.

Financing activities

   --------------------------------------------------------------------------
                                                          Six Months Ended
                                                        ---------------------
          Cash Flow Data - Financing Activities         August 23, August 24,
                      (in millions)                        2002       2001
   --------------------------------------------------------------------------
    Short-term and long-term debt, net.................  $(165.9)    $(15.4)
    Common stock issuance (repurchase), net............      3.6       (4.3)
    Dividends paid.....................................    (17.7)     (32.4)
                                                         -------     ------
    Net cash provided by (used in) financing activities  $(180.0)    $(52.1)
                                                         =======     ======

   We used the cash generated by the sale of leased assets to pay down Financial Services segment borrowings. We expect to use operating cash flow, additional lease asset sales and the sale of our Tustin California facility to continue to reduce debt in the second half of 2003.

   We paid common stock dividends of $0.06 per share, or $8.8 million, and $0.11 per share, or $16.2 million, during each of the first two quarters of fiscal 2003 and 2002, respectively. The exercise of employee stock options during Q1 2003 generated $3.6 million.

   The Board of Directors authorized a share repurchase program for up to 11 million shares. We did not repurchase any common shares during the first six months of 2003. As of August 23, 2002, total repurchases since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. We do not expect share repurchases to reduce our tradable share float in the long run since we anticipate Class B Common Stock to gradually convert to Class A Common Stock over time. Currently, about 26% of our common shares make up our float compared to 9% at the time of our IPO in February 1998. We do not expect to repurchase additional shares until our operating performance improves.

Forward Looking Statements

   From time to time, in written reports and oral statements, the company discusses its expectations regarding future performance. For example, certain portions of this report contain various "forward-looking statements," including those relating to anticipated revenue, earnings/losses, restructuring activities and charges anticipated for the remainder of the current fiscal year, anticipated breakeven points and improvements in our breakeven point, adequacy of reserves, and fulfillment of our future liquidity and capital needs. Such statements involve certain risks and uncertainties that could cause actual results to vary. The company's performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war and government action; changes in domestic and international government laws and regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company's manufacturing processes; possible acquisitions or divestitures by the company; the company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; changes in business strategies and decisions; the company's ability to fund liquidity and capital needs; and other risks detailed in the company's Form 10-K for the year ended February 22, 2002 and other filings with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   See Note 2 of the unaudited Condensed Consolidated Financial Statements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During Q2 2003, no material change in foreign exchange risks occurred.

Interest Rates

   During Q2 2003, no material change in interest rate risks occurred.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities

   None

Item 3.  Defaults upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company held its annual meeting of shareholders on June 27, 2002. At this meeting, shareholders voted on three proposals presented in the Company's definitive proxy statement. The results of the votes follow:

    1. Proposal to elect four (4) Directors to serve three-year terms expiring at the 2005 annual meeting.

                                              For     Withheld
                                          ----------- ---------
                    Earl D. Holton....... 969,665,956 5,602,445
                    Michael J. Jandernoa. 971,963,316 3,305,085
                    Peter M. Wege II..... 971,420,654 3,847,747
                    Kate Pew Wolters..... 971,409,389 3,859,012

   There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: James P. Hackett, David Bing, William P. Crawford, David W. Joos, Elizabeth Valk Long, Robert C. Pew III and P. Craig Welch, Jr.

    2. Proposal to approve the Steelcase Inc. Management Incentive Plan.

                           For      Against   Abstentions
                           ---      -------   -----------
                       962,875,794 11,462,369   930,235

    3. Proposal to approve the Steelcase Inc. Incentive Compensation Plan.

                  For      Against   Abstentions Broker Non-Votes
                  ---      -------   ----------- ----------------
              952,926,333 15,987,047   933,594      5,421,424

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

    1. EXHIBITS

   None.

    2. REPORTS ON FORM 8-K

   A Current Report on Form 8-K was filed August 16, 2002 reporting under Item 7, Financial Statements and Exhibits, the Statement Under Oath of Principal Executive Officer and the Statement Under Oath of the Principal Financial Officer.

   A Current Report on Form 8-K was filed September 9, 2002 reporting under
Item 5, Other Events, Steelcase Inc. announced that it named Frank Merlotti Jr. as President of Steelcase North America.

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

Date: October 7, 2002

                   Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                            as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

   In connection with the Quarterly Report on Form 10-Q of Steelcase Inc. (the "Company") for the quarterly period ended August 23, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James P. Hackett, as Chief Executive Officer of the Company, and James P. Keane, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/  JAMES P. HACKETT
                                           -------------------------------------
                                           Name:  James P. Hackett
                                           Title: President and Chief Executive
                                                  Officer
                                           Date:  October 7, 2002

                                                  /s/  JAMES P. KEANE
                                           -------------------------------------
                                           Name:  James P. Keane
                                           Title: Senior Vice President, Chief
                                                  Financial Officer
                                           Date:  October 7, 2002

   This certification accompanies the Report pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
(S)18 of the Securities Exchange Act of 1934, as amended.

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        Sarbanes-Oxley Act Section 302

   I, James P. Hackett, President and Chief Executive Officer of Steelcase Inc., certify that:

   (1)  I have reviewed this quarterly report on Form 10-Q of Steelcase Inc.;

   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       Date: October 7, 2002        /s/  JAMES P. HACKETT
                             --------------------------------------------
                             Name:  James P. Hackett
                             Title: President and Chief Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                        Sarbanes-Oxley Act Section 302

   I, James P. Keane, Senior Vice President, Chief Financial Officer of Steelcase Inc., certify that:

   (1)  I have reviewed this quarterly report on Form 10-Q of Steelcase Inc.;

   (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

   (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  Date: October 7, 2002        /s/  JAMES P. KEANE
                        -----------------------------------------------------
                        Name:  James P. Keane
                        Title: Senior Vice President, Chief Financial Officer