Form 10-Q
period 2002-11-22
STEELCASE INC
filed 2003-01-06
CIK 1050825

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

               For the quarterly period ended November 22, 2002

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

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of December 27, 2002, Steelcase Inc. had 40,379,025 shares of Class A Common Stock and 107,216,426 shares of Class B Common Stock outstanding.

================================================================================

                                STEELCASE INC.
                                   FORM 10-Q

                    FOR THE QUARTER ENDED NOVEMBER 22, 2002

                                     INDEX

                                                                                                Page No.
                                                                                                --------
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         November 22, 2002 and November 23, 2001...............................................      3

       Condensed Consolidated Balance Sheets as of November 22, 2002 and February 22, 2002.....      4

       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         November 22, 2002 and November 23, 2001...............................................      5

       Notes to Condensed Consolidated Financial Statements....................................   6-14

Item 2. Management's Discussion and Analysis...................................................  15-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................     26

Item 4. Controls and Procedures................................................................     26

Part II. Other Information

Item 1. Legal Proceedings......................................................................     26

Item 2. Changes in Securities and Use of Proceeds..............................................     26

Item 3. Defaults upon Senior Securities........................................................     26

Item 4. Submission of Matters to a Vote of Security Holders....................................     26

Item 5. Other Information......................................................................     26

Item 6. Exhibits and Reports on Form 8-K.......................................................     27

Signatures.....................................................................................     28

Certification of Chief Executive Officer--Sarbanes-Oxley Act Section 302.......................     29

Certification of Chief Financial Officer--Sarbanes-Oxley Act Section 302.......................     30

Exhibit Index..................................................................................     31

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in millions, except per share data)

                                                                       Three Months Ended  Nine Months Ended
                                                                       ----------------   ------------------
                                                                       Nov. 22,  Nov. 23, Nov. 22,  Nov. 23,
                                                                         2002      2001     2002      2001
                                                                       --------  -------- --------  --------
Furniture revenue.....................................................  $640.2    $712.3  $1,925.4  $2,368.0
Finance revenue.......................................................     6.5      19.1      23.7      61.1
                                                                        ------    ------  --------  --------
       Total revenue..................................................   646.7     731.4   1,949.1   2,429.1
Cost of sales.........................................................   465.0     503.6   1,384.7   1,663.3
Restructuring costs...................................................     5.7       6.3      10.7       8.9
                                                                        ------    ------  --------  --------
       Gross profit...................................................   176.0     221.5     553.7     756.9
Operating expenses....................................................   187.8     213.7     574.1     679.7
Restructuring costs...................................................    23.3       1.1      40.0       9.5
                                                                        ------    ------  --------  --------
Operating income (loss)...............................................   (35.1)      6.7     (60.4)     67.7
Interest expense......................................................    (5.3)     (3.9)    (15.5)    (13.9)
Other income (expense), net...........................................    (6.7)      4.6      (9.9)      2.4
                                                                        ------    ------  --------  --------
Income (loss) before income tax provision (benefit), equity in net income (loss) of joint ventures and dealer transitions and
  cumulative effect of accounting change..............................   (47.1)      7.4     (85.8)     56.2
Income tax provision (benefit)........................................   (17.7)      2.7     (32.2)     20.8
                                                                        ------    ------  --------  --------
Income (loss) before equity in net income (loss) of joint ventures and
  dealer transitions and cumulative effect of accounting change.......   (29.4)      4.7     (53.6)     35.4
Equity in net income (loss) of joint ventures and dealer transitions..    (1.7)      0.2      (0.2)     (0.1)
                                                                        ------    ------  --------  --------
Income (loss) before cumulative effect of accounting change...........   (31.1)      4.9     (53.8)     35.3
Cumulative effect of accounting change (Notes 2 and 7)................      --        --    (170.6)       --
                                                                        ------    ------  --------  --------
Net income (loss).....................................................  $(31.1)   $  4.9  $ (224.4) $   35.3
                                                                        ======    ======  ========  ========
Basic and diluted per share data:
   Earnings (loss) per share before cumulative effect of accounting
     change...........................................................  $(0.21)   $ 0.03  $  (0.36) $   0.24
   Cumulative effect per share of accounting change...................      --        --     (1.16)       --
                                                                        ======    ======  ========  ========
Earnings (loss) per share.............................................  $(0.21)   $ 0.03  $  (1.52) $   0.24
                                                                        ======    ======  ========  ========
Dividends declared per common share...................................  $ 0.06    $ 0.11  $   0.18  $   0.33
                                                                        ======    ======  ========  ========

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in millions)

                                                                     (Unaudited)
                                                                      Nov. 22,   Feb. 22,
                            ASSETS                                      2002       2002
                            ------                                   ----------- --------
Current assets:
   Cash and cash equivalents........................................   $   52.1  $   69.4
   Accounts receivable, net.........................................      365.6     367.2
   Notes receivable and leased assets, net..........................      135.6     194.5
   Inventories......................................................      133.9     147.1
   Other current assets.............................................       69.8     103.8
                                                                      ---------  --------
              Total current assets..................................      757.0     882.0
Property and equipment, net.........................................      822.2     896.8
Notes receivable and leased assets, net.............................      183.9     335.8
Joint ventures and dealer transitions...............................       28.4      42.4
Goodwill, net.......................................................      268.8     431.6
Other intangible assets, net........................................       98.3     108.6
Other assets........................................................      318.6     270.3
                                                                      ---------  --------
              Total assets..........................................   $2,477.2  $2,967.5
                                                                      =========  ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Accounts payable.................................................   $  143.8  $  163.5
   Short-term borrowings and current portion of long-term debt......       57.8     160.1
   Accrued expenses:
          Employee compensation.....................................       95.8      84.6
          Employee benefit plan obligations.........................       33.2      51.0
          Other.....................................................      211.0     213.9
                                                                      ---------  --------
              Total current liabilities.............................      541.6     673.1
                                                                      ---------  --------
Long-term liabilities:
   Long-term debt...................................................      303.6     433.6
   Employee benefit plan obligations................................      251.0     248.3
   Other long-term liabilities......................................       65.5      57.0
                                                                      ---------  --------
              Total long-term liabilities...........................      620.1     738.9
                                                                      ---------  --------
              Total liabilities.....................................    1,161.7   1,412.0
                                                                      ---------  --------
Shareholders' equity:
   Common stock.....................................................      286.0     282.3
   Accumulated other comprehensive income (loss)....................      (40.1)    (47.4)
   Retained earnings................................................    1,069.6   1,320.6
                                                                      ---------  --------
              Total shareholders' equity............................    1,315.5   1,555.5
                                                                      ---------  --------
              Total liabilities and shareholders' equity............   $2,477.2  $2,967.5
                                                                      =========  ========

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (in millions)

                                                                         Nine Months Ended
                                                                         ----------------
                                                                         Nov. 22, Nov. 23,
                                                                           2002     2001
                                                                         -------- --------
OPERATING ACTIVITIES
   Net income (loss).................................................... $(224.4) $  35.3
   Depreciation and amortization........................................   115.9    128.5
   Cumulative effect of accounting change...............................   170.6       --
   Loss on sales of leased assets.......................................     6.2       --
   Restructuring charges, net...........................................     5.9      6.2
   Changes in operating assets and liabilities..........................   (12.0)    57.4
   Other, net...........................................................    (6.6)    23.2
                                                                         -------  -------
       Net cash provided by operating activities........................    55.6    250.6
                                                                         -------  -------
INVESTING ACTIVITIES
   Capital expenditures.................................................   (63.8)   (91.4)
   Proceeds from the sales of leased assets.............................   185.7       --
   Proceeds from the disposal of fixed assets...........................    23.2     16.4
   Net decrease in notes receivable and leased assets...................    20.4     39.1
   Acquisitions, net of cash acquired, and business divestitures........    (3.1)  (203.9)
   Other, net...........................................................    17.4     (2.6)
                                                                         -------  -------
       Net cash provided by (used in) investing activities..............   179.8   (242.4)
                                                                         -------  -------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt.............................     0.5    264.1
   Repayments of long-term debt.........................................  (130.4)  (369.9)
   Short-term borrowings (repayments), net..............................  (101.5)   252.2
   Common stock issuance................................................     3.7      0.3
   Common stock repurchase..............................................      --     (4.4)
   Dividends paid.......................................................   (26.6)   (48.6)
                                                                         -------  -------
       Net cash provided by (used in) financing activities..............  (254.3)    93.7
                                                                         -------  -------
       Effect of exchange rate changes on cash and cash equivalents.....     1.6     (1.9)
                                                                         -------  -------
          Net increase (decrease) in cash and cash equivalents..........   (17.3)   100.0
              Cash and cash equivalents, beginning of period............    69.4     25.3
                                                                         -------  -------
              Cash and cash equivalents, end of period.................. $  52.1  $ 125.3
                                                                         =======  =======

  See accompanying notes to the condensed consolidated financial statements.

                                STEELCASE INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 22, 2002 ("Form 10-K"). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to " Steelcase," "we," "our," "Company" and similar references are to Steelcase Inc. and its majority owned subsidiaries.

   Effective in the third quarter of fiscal year 2003 ("Q3 2003" or "the quarter"), the Company changed the classification of its reportable segments. Details of this change are highlighted in Note 12.

   During Q3 2003, the Company completed a transaction to help transition a dealer to new ownership. The Company owns 100% of one class of stock, and controls the Board of Directors of the dealer. As a result, the balance sheet and results of operations of the dealer were consolidated into the Company's financial statements, which added $18.5 million of revenue, $6.8 million of gross margin and $1.8 million of operating income to the Company's third quarter results. However, since earnings do not accrue to the Company's class of stock, 100% of the operating profits were eliminated in the Equity in Net Income of Joint Ventures and Dealer Transitions line. As a result, there was no effect on net income.

2.  NEW ACCOUNTING STANDARDS

  Accounting for Business Combinations

   Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, change the accounting for business combinations by, among other things, requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets with an indefinite useful life are subject to an annual review for impairment. SFAS No. 141 became effective in the second quarter of fiscal year 2002 ("Q2 2002"). Upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003 ("Q1 2003"), we recorded a one-time, non-cash charge of $170.6 million to reduce the carrying value of our goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS No. 142, see Note 7.

  Accounting for the Impairment or Disposal of Long-Lived Assets

   SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, became effective for the Company beginning in Q1 2003. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on our financial results.

  Accounting for Costs Associated with Exit or Disposal Activities

   SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value.

                                STEELCASE INC.

                                  (Unaudited)

We implemented the provisions of this statement during Q3 2003. The adoption of SFAS No. 146 did not have a material effect on our financial results.

  Accounting for Stock-Based Compensation-Transition and Disclosure

   SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002.

   The Company intends to begin expensing the cost of employee stock options in the first quarter of fiscal year 2004 ("Q1 2004") and is currently evaluating the impact of the statement and the transition method to be utilized.

  Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (FASB Interpretation No. 45)

   This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of the Interpretation.

3.  EARNINGS (LOSS) PER SHARE

                                                             Three Months Ended Nine Months Ended
                                                             -----------------  -----------------
                                                             Nov. 22,  Nov. 23, Nov. 22, Nov. 23,
          Components of Earnings (Loss) Per Share              2002      2001     2002     2001
          ---------------------------------------            --------  -------- -------- --------
                                                                        (in millions)
Numerator:
Income (loss) before cumulative effect of accounting change.  $(31.1)   $  4.9  $ (53.8)  $ 35.3
Cumulative effect of accounting change......................      --        --   (170.6)      --
                                                              ------    ------  -------   ------
Net income (loss) numerator for both basic and diluted EPS..  $(31.1)   $  4.9  $(224.4)  $ 35.3
                                                              ------    ------  -------   ------
Denominators:
Denominator for basic EPS--Weighted average common
  shares outstanding........................................   147.6     147.3    147.5    147.3
Potentially dilutive shares resulting from stock options (1)      --       0.2      0.4      0.3
                                                              ------    ------  -------   ------
Denominator for diluted EPS (1).............................   147.6     147.5    147.9    147.6
                                                              ======    ======  =======   ======

--------
(1) The denominator for basic EPS is used for calculating EPS for Q3 2003 and the first nine months of fiscal 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

   Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued. Diluted earnings per share includes effects of our Stock Incentive Plans. Due to their anti-dilutive effect, we have not included the effects of 7.8 million and 3.9 million options in our calculation of diluted earnings per share for the quarter and first nine months ended November 22, 2002 and November 23, 2001, respectively.

                                STEELCASE INC.

                                  (Unaudited)


4.  COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders' equity, except those due to investments by, and distributions to, shareholders.

                                                    Three Months Ended Nine Months Ended
                                                    ----------------   ----------------
                                                    Nov. 22,  Nov. 23, Nov. 22, Nov. 23,
    Components of Comprehensive Income (Loss)         2002      2001     2002     2001
    -----------------------------------------       --------  -------- -------- --------
                                                               (in millions)
Net income (loss)..................................  $(31.1)   $ 4.9   $(224.4)  $35.3
Other comprehensive income (loss):
   Foreign currency translation gain (loss)........    (1.1)    (8.0)      2.8    (8.6)
   Derivative adjustments, net of tax (see Note 5).    (0.2)    (2.2)      4.5    (9.8)
                                                     ------    -----   -------   -----
Comprehensive income (loss)........................  $(32.4)   $(5.3)  $(217.1)  $16.9
                                                     ======    =====   =======   =====

5.  DERIVATIVE INSTRUMENTS

   Information regarding our interest rate swaps is summarized below.

                          As of November 22, 2002              As of February 22, 2002
                    ------------------------------------ ------------------------------------
                     Fair Value  Notional                 Fair Value  Notional
Interest Rate Swaps of Liability  Amount  Interest Rates of Liability  Amount  Interest Rates
------------------- ------------ -------- -------------- ------------ -------- --------------
                                   (in millions, except data as a percentage)
 Cash flow hedges..     $5.8      $59.8    6.18%-6.64%      $12.8      $248.1    4.8%-7.1%
 Fair value hedges.       --         --             --        2.1        48.1    4.8%-7.1%

   The notional amounts shown above do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices. The fair value and notional amounts of foreign exchange contracts were immaterial at November 22, 2002 and February 22, 2002.

   We recognized a loss of $7.7 million related to the settlement of certain swap agreements in connection with the sale of leased assets during Q1 2003 (see Note 8).

   Other comprehensive income (loss) related to derivatives consisted of the following components:

                                                               Three Months       Nine Months
                                                                   Ended             Ended
-                                                            ----------------  ----------------
                                                             Nov. 22, Nov. 23, Nov. 22, Nov. 23,
             Derivative Adjustments, net of tax                2002     2001     2002     2001
             ----------------------------------              -------- -------- -------- --------
                                                                        (in millions)
Cumulative effect of accounting change (SFAS No. 133), as of
  February 24, 2001.........................................  $  --    $  --    $  --    $(5.1)
Change in fair value of derivative instruments..............    0.3      0.4      1.1      1.3
Adjustment due to swap settlement...........................     --       --      7.7       --
Settlement to interest expense..............................   (0.5)    (2.6)    (4.3)    (6.0)
                                                              -----    -----    -----    -----
   Derivative adjustments, net of tax.......................  $(0.2)   $(2.2)   $ 4.5    $(9.8)
                                                              =====    =====    =====    =====

                                STEELCASE INC.

                                  (Unaudited)


6.  INVENTORIES

   Inventories are stated at the lower of cost or market. Inventories are valued based upon the last-in, first-out ("LIFO") method or the average cost method. The portion of inventories determined by the LIFO method aggregated $82.1 million and $91.0 million at November 22, 2002 and February 22, 2002, respectively.

                                       Nov. 22, Feb. 22,
                         Inventories     2002     2002
                         -----------   -------- --------
                                         (in millions)
                       Finished goods.  $ 71.1   $ 72.3
                       Work in process    27.7     31.1
                       Raw materials..    71.2     82.2
                                        ------   ------
                                         170.0    185.6
                       LIFO reserve...   (36.1)   (38.5)
                                        ------   ------
                                        $133.9   $147.1
                                        ======   ======

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

   As discussed in Note 2, in Q1 2003, we adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires goodwill and intangible assets with an indefinite useful life be reviewed for impairment annually. Upon adoption, we used the expertise of an outside valuation specialist to help us determine the fair values of our reporting units. We will perform the annual impairment review for all of our reporting units during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003 ("Q4 2003").

   Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill using six reporting units--North America, Steelcase Design Partnership, International, Financial Services, PolyVision and IDEO. The information for PolyVision and IDEO is included in the "Other" category for operating segment reporting purposes.

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

                                STEELCASE INC.

                                  (Unaudited)


   A summary of changes in net goodwill during the nine month period ended November 22, 2002, by business segment is as follows (in millions):

                                               Goodwill, net
                                 ------------------------------------------
                                 Feb. 22,                          Nov. 22,
                                   2002   Acquisitions Impairments   2002
                                 -------- ------------ ----------- --------
    North America...............  $ 33.5      $7.8       $    --    $ 41.3
    Steelcase Design Partnership    63.2        --            --      63.2
    International...............   271.9        --        (170.6)    101.3
    Financial Services..........      --        --            --        --
    Other.......................    63.0        --            --      63.0
                                  ------      ----       -------    ------
       Total....................  $431.6      $7.8       $(170.6)   $268.8
                                  ======      ====       =======    ======

   During Q3 2003, the Company consolidated a dealer into its financial statements (see Note 1) that resulted in an increase of goodwill amounting to $5.5 million. The remaining $2.3 million increase in goodwill is related to an additional acquisition of a portion of the minority interest in another consolidated dealer of the Company.

   Fiscal 2002 results as reported do not reflect the provisions of SFAS No.
142. Had we adopted SFAS No. 142 on February 24, 2001, our reported net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

               Three Months Ended November 23, 2001 Nine Months Ended November 23, 2001
               (millions, except per share amounts) (millions, except per share amounts)
               ------------------------------------ ------------------------------------
                           Net income   Net income              Net income   Net income
                           per basic   per diluted              per basic   per diluted
               Net income common share common share Net income common share common share
               ---------- ------------ ------------ ---------- ------------ ------------
As reported...    $4.9       $0.03        $0.03       $35.3       $0.24        $0.24
Add: Goodwill
  amortization     2.2        0.02         0.02         6.6        0.04         0.04
                  ----       -----        -----       -----       -----        -----
As adjusted...    $7.1       $0.05        $0.05       $41.9       $0.28        $0.28
                  ====       =====        =====       =====       =====        =====

   As of November 22, 2002 and February 22, 2002, our other intangible assets and related accumulated amortization consisted of the following (in millions):

                                 As of November 22, 2002  As of February 22, 2002
                                 ------------------------ ------------------------
                                       Accumulated              Accumulated
    Other Intangible Assets      Gross Amortization  Net  Gross Amortization  Net
    -----------------------      ----- ------------ ----- ----- ------------ -----
Intangible assets subject to
  amortization:
   Proprietary technology....... $48.5    $ 3.6     $44.9 $48.5    $  --     $48.5
   Trademarks...................  32.5     17.1      15.4  32.5     12.0      20.5
   Non-compete agreements.......   1.9      0.9       1.0   1.9      0.4       1.5
   Other........................   7.0      2.2       4.8   7.1      1.2       5.9
                                 -----    -----     ----- -----    -----     -----
       Total.................... $89.9    $23.8     $66.1 $90.0    $13.6     $76.4
                                 -----    -----     ----- -----    -----     -----
Intangible assets not subject to
  amortization:
   Trademarks................... $32.2    $  --     $32.2 $32.2    $  --     $32.2
                                 =====    =====     ===== =====    =====     =====

                                STEELCASE INC.

                                  (Unaudited)


   We recorded amortization expense of $2.4 million during Q3 2003 compared to $2.4 million during Q3 2002, on a pro forma basis excluding the impact of goodwill amortization. For the nine months ended November 22, 2002 we recorded amortization expense of $10.2 million compared to $8.5 million on a pro forma basis during the first nine months of fiscal 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2004: $8.5 million; 2005: $7.2 million; 2006: $6.9 million; 2007: $6.9 million; and 2008:
$6.9 million. As acquisitions and dispositions occur in the future, these amounts may vary.

8.  SALE OF LEASED ASSETS

   In Q3 2003, Steelcase Financial Services, Inc sold leased assets for $7.7 million. The proceeds from this sale were primarily used to retire debt incurred to fund the leases. We recorded a pre-tax loss of $0.1 million on the sale.

   For the nine months ended November 22, 2002, total proceeds on the sale of leased assets were $185.7 million. We recorded total pre-tax charges of $6.2 million related to the sales, $5.7 million of which was incurred in Q1 2003 and included the settlement of interest rate swaps associated with the leased assets sold, the recognition of a gain on the portfolio and payment of transaction costs.

9.  RESTRUCTURING CHARGES

   During Q3 2003, we continued to reduce costs by restructuring certain areas of our business. Q3 2003 charges, summarized in the following table, related to workforce reductions and restructuring activities.

                                                  Fiscal 2003
                                             ----------------------
                 Restructuring Charges        Q1   Q2    Q3   Total
                 ---------------------       ---- ----- ----- -----
                                                 (in millions)
            Cost of sales:
               North America................ $2.7 $ 0.9 $ 5.6 $ 9.2
               Steelcase Design Partnership.   --    --    --    --
               International................  0.9    --   0.1   1.0
               Financial Services...........   --    --    --    --
               Other........................   --   0.5    --   0.5
                                             ---- ----- ----- -----
                                              3.6   1.4   5.7  10.7
                                             ---- ----- ----- -----
            Operating expenses:
               North America................  2.7   2.5  16.9  22.1
               Steelcase Design Partnership.   --   0.4   0.3   0.7
               International................  1.5    --   5.6   7.1
               Financial Services...........   --    --   0.5   0.5
               Other........................   --   9.6    --   9.6
                                             ---- ----- ----- -----
                                              4.2  12.5  23.3  40.0
                                             ---- ----- ----- -----
                   Total.................... $7.8 $13.9 $29.0 $50.7
                                             ==== ===== ===== =====

                                STEELCASE INC.

                                  (Unaudited)


   Below is a summary of the charges and payments during the first nine months of 2003 that have been applied against the reserve as of November 22, 2002.

                                                         Business
                                             Workforce   Exit and
              Restructuring Reserve          Reductions Other Costs  Total
              ---------------------          ---------- ----------- ------
                                                     (in millions)
     Reserve balance as of February 22, 2002   $ 11.5     $ 10.2    $ 21.7
        Additions...........................     38.0       12.7      50.7
        Payments and write-offs.............    (28.2)     (16.6)    (44.8)
                                               ------     ------    ------
     Reserve balance as of November 22, 2002   $ 21.3     $  6.3    $ 27.6
                                               ======     ======    ======

   During fiscal 2002, our restructuring charges for workforce reductions related to approximately 1,300 identified salary positions--all of which occurred as of November 22, 2002. During the first nine months of fiscal 2003, we reserved for additional salary workforce reductions of approximately 1,300, of which approximately 1,000 had occurred as of November 22, 2002. The remaining terminations are expected to take place in Q4 2003 and Q1 2004.

10.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   During Q3 2003, the Company amended the minimum interest coverage covenant for its global multi-currency committed credit facility and two other structured financing arrangements. The calculation is based on a 4-quarter rolling average, and therefore, still includes interest expense on $161.7 million of debt retired shortly after related lease assets were sold during Q1 2003. The amended covenant allows for a lower ratio in Q3 2003 and gradually steps back up to the original ratio over the following three quarters.

11.  COMMON STOCK REPURCHASE PROGRAM

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

   During the first nine months of fiscal 2003, we made no repurchases of our common shares. As of November 22, 2002, total repurchases of 7,175,407 shares since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

12.  OPERATING SEGMENTS

   We operate on a worldwide basis within four reportable segments: North America, Steelcase Design Partnership, International and Financial Services. The North America segment includes the Company's Steelcase and Turnstone brands and consolidated dealers in the U.S. and Canada. The Steelcase Design Partnership includes Brayton, The Designtex Group, Details, Metro and Vecta. The International segment includes the Company's Steelcase and Werndl brands outside the U.S. and Canada. The Financial Services business segment includes customer leasing and dealer financing services. Within the "Other" category are the Company's

                                STEELCASE INC.

                                  (Unaudited)

PolyVision, IDEO and Attwood subsidiaries, ventures and unallocated corporate expenses. More than 85% of corporate expenses for shared services have been charged to the operating segments as part of a general allocation.

                                          Three Months Ended  Nine Months Ended
                                          ----------------   ------------------
                                          Nov. 22,  Nov. 23, Nov. 22,  Nov. 23,
 Operating Segment Income Statement Data    2002      2001     2002      2001
 ---------------------------------------  --------  -------- --------  --------
                                                      (in millions)
 Revenue
    North America........................  $372.5    $460.4  $1,141.2  $1,549.1
    Steelcase Design Partnership.........    79.3      80.5     223.1     264.6
    International........................   123.9     144.4     348.8     463.3
    Financial Services...................     6.5      19.1      23.7      61.1
    Other................................    64.5      27.0     212.3      91.0
                                           ------    ------  --------  --------
    Consolidated revenue.................  $646.7    $731.4  $1,949.1  $2,429.1
                                           ======    ======  ========  ========

 Operating income (loss)
    North America........................  $(28.1)   $  8.8  $  (37.2) $   61.8
    Steelcase Design Partnership.........     7.2       6.8      15.9      25.7
    International........................    (6.7)     (0.2)    (21.4)     (4.4)
    Financial Services...................    (4.0)      2.2       0.9       8.8
    Other................................    (3.5)    (10.9)    (18.6)    (24.2)
                                           ------    ------  --------  --------
    Consolidated operating income (loss).  $(35.1)   $  6.7  $  (60.4) $   67.7
                                           ======    ======  ========  ========

                                                  Nov. 22, Feb. 22,
             Operating Segment Balance Sheet Data   2002     2002
             ------------------------------------ -------- --------
                                                    (in millions)
               Total assets
                  North America.................. $1,122.0 $1,194.4
                 Steelcase Design Partnership....    165.8    173.1
                  International..................    479.7    668.9
                  Financial Services.............    312.5    514.9
                  Other..........................    397.2    416.2
                                                  -------- --------
                  Consolidated total assets...... $2,477.2 $2,967.5
                                                  ======== ========

                                STEELCASE INC.

                                  (Unaudited)


   Effective for the quarter ended November 22, 2002, we changed the classification of our reportable segments. Restated quarterly data is provided below for our new or revised segments, which include North America, Steelcase Design Partnership and the Other category. There were no changes for the International or Financial Services segments.

                                   Fiscal 2003                 Fiscal 2002                     Fiscal 2001
                             ----------------------  ------------------------------  ------------------------------
North America                  Q3      Q2      Q1      Q4      Q3      Q2      Q1      Q4      Q3      Q2      Q1
-------------                ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Revenue.................... $372.5  $377.7  $391.0  $380.9  $460.4  $503.3  $585.4  $634.4  $686.1  $675.0  $655.9
 Cost of Sales..............  288.3   285.3   293.9   284.8   337.2   364.5   422.1   459.9   482.5   473.0   448.2
 Restructuring costs........    5.6     0.9     2.7    10.1     6.3     2.6      --     9.5      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Gross Margin............   78.6    91.5    94.4    86.0   116.9   136.2   163.3   165.0   203.6   202.0   207.7
 Operating expenses.........   89.8    91.8    98.0    94.2   107.8   113.3   124.8   114.7   142.0   134.8   130.1
 Restructuring costs........   16.9     2.5     2.7     2.0     0.3     8.4      --    14.4      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Operating income (loss).. $(28.1) $ (2.8) $ (6.3) $(10.2) $  8.8  $ 14.5  $ 38.5  $ 35.9  $ 61.6  $ 67.2  $ 77.6
                             ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

                                   Fiscal 2003                 Fiscal 2002                     Fiscal 2001
                             ----------------------  ------------------------------  ------------------------------
Steelcase Design Partnership   Q3      Q2      Q1      Q4      Q3      Q2      Q1      Q4      Q3      Q2      Q1
---------------------------- ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Revenue.................... $ 79.3  $ 75.1  $ 68.7  $ 65.9  $ 80.5  $ 87.1  $ 97.0  $111.0  $114.1  $109.1  $108.0
 Cost of Sales..............   49.4    45.5    41.7    41.0    48.3    52.8    57.9    78.4    71.6    66.1    66.1
 Restructuring costs........     --      --      --      --      --      --      --      --      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Gross Margin............   29.9    29.6    27.0    24.9    32.2    34.3    39.1    32.6    42.5    43.0    41.9
 Operating expenses.........   22.4    24.1    23.4    25.7    25.4    26.0    28.5    39.7    29.6    29.4    27.2
 Restructuring costs........    0.3     0.4      --     1.2      --      --      --      --      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Operating income (loss).. $  7.2  $  5.1  $  3.6  $ (2.0) $  6.8  $  8.3  $ 10.6  $ (7.1) $ 12.9  $ 13.6  $ 14.7
                             ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

                                   Fiscal 2003                 Fiscal 2002                     Fiscal 2001
                             ----------------------  ------------------------------  ------------------------------
Other                          Q3      Q2      Q1      Q4      Q3      Q2      Q1      Q4      Q3      Q2      Q1
-----                        ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 Revenue.................... $ 64.5  $ 79.5  $ 68.3  $ 61.5  $ 27.0  $ 30.3  $ 33.7  $ 35.0  $ 32.4  $ 38.2  $ 39.2
 Cost of Sales..............   40.5    48.4    44.2    39.9    17.5    18.9    21.2    24.0    19.1    24.4    26.2
 Restructuring costs........     --     0.5      --      --      --      --      --      --      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Gross Margin............   24.0    30.6    24.1    21.6     9.5    11.4    12.5    11.0    13.3    13.8    13.0
 Operating expenses.........   27.5    29.9    30.3    28.3    19.6    18.7    18.5    16.8    16.0    17.4    17.4
 Restructuring costs........     --     9.6      --     0.1     0.8      --      --      --      --      --      --
                             ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Operating income (loss).. $ (3.5) $ (8.9) $ (6.2) $ (6.8) $(10.9) $ (7.3) $ (6.0) $ (5.8) $ (2.7) $ (3.6) $ (4.4)
                             ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

Item 2.  Management's Discussion and Analysis

   The following review of our financial condition and results of operations should be read in conjunction with our fiscal year 2002 Form 10-K.

Current Business Overview

   Office furniture demand continues to track well below historical levels across our industry, which has experienced nearly a 35% decline in shipments over the past two years in the U.S. alone and approximately a 13% decline in shipments for the three months ended October 2002 versus the same three months in 2001, as reported by the Business and Institutional Manufacturer's Association International. Reduced business capital spending has been the primary driver behind our industry recession and weak demand. In response to lower demand levels, we have completed or are in process of implementing several operational, organizational and financial restructuring activities aimed at reducing our breakeven point, improving our cash flow, strengthening our balance sheet and stimulating top line growth. Some of these actions include:

  .  reducing our global workforce by 36% since December 2000

  .  implementing lean manufacturing in our operations

  . selling leased assets to generate cash and using the proceeds to further reduce debt

  .  cutting capital expenditures by focusing on shorter payback projects

  .  developing a strategic procurement program

  .  outsourcing non-strategic manufacturing operations and other activities

  .  consolidating manufacturing operations to reduce excess capacity

  .  selling non-strategic and redundant assets

  .  closing non-strategic operations not meeting financial return targets

   These actions will help position Steelcase to better serve our customers and to compete aggressively to win new business while positioning our company to return to profitability.

Financial Summary

Results of Operations

                                                              Three Months Ended               Nine Months Ended
                                                         ----------------------------  ---------------------------------
                                                          Nov. 22, 2002  Nov. 23, 2001   Nov. 22, 2002    Nov. 23, 2001
                                                         -------------   ------------  ---------------   ---------------
                                                                    (in millions, except data as a percentage)
Revenue................................................. $646.7  100.0%  $731.4 100.0% $1,949.1  100.0%  $2,429.1  100.0%
Cost of sales...........................................  465.0   71.9    503.6  68.9   1,384.7   71.0    1,663.3   68.5
Restructuring costs.....................................    5.7    0.9      6.3   0.8      10.7    0.6        8.9    0.3
                                                         ------  -----   ------ -----  --------  -----   --------  -----
   Gross profit.........................................  176.0   27.2    221.5  30.3     553.7   28.4      756.9   31.2
Operating expenses......................................  187.8   29.0    213.7  29.2     574.1   29.5      679.7   28.0
Restructuring costs.....................................   23.3    3.6      1.1   0.2      40.0    2.0        9.5    0.4
                                                         ------  -----   ------ -----  --------  -----   --------  -----
   Operating income (loss)..............................  (35.1)  (5.4)     6.7   0.9     (60.4)  (3.1)      67.7    2.8
Non-operating items, net................................  (12.0)  (1.9)     0.7   0.1     (25.4)  (1.3)     (11.5)  (0.5)
                                                         ------  -----   ------ -----  --------  -----   --------  -----
Income (loss) before taxes..............................  (47.1)  (7.3)     7.4   1.0     (85.8)  (4.4)      56.2    2.3
Income tax provision (benefit)..........................  (17.7)  (2.7)     2.7   0.3     (32.2)  (1.7)      20.8    0.8
Equity in net income (loss) of joint ventures and dealer
 transitions............................................   (1.7)  (0.2)     0.2    --      (0.2)    --       (0.1)    --
Cumulative effect of accounting change..................     --     --       --    --    (170.6)  (8.7)        --     --
                                                         ------  -----   ------ -----  --------  -----   --------  -----
Net income (loss)....................................... $(31.1)  (4.8)% $  4.9   0.7% $ (224.4) (11.4)% $   35.3    1.5%
                                                         ======  =====   ====== =====  ========  =====   ========  =====

Third Quarter and Fiscal Year-to-Date Financial Review

   Revenue in Q3 2003 was down 11.6% compared to the same period last year, and down 1.9% from Q2 2003. For the first nine months of fiscal 2003, revenue was down 19.8% compared with the same period last year. In addition to the decrease in demand affecting revenues, over-capacity in the industry continues to increase pricing pressure and competitive discounting. Acquisitions completed in the last 12 months contributed revenue of $36.3 million in the quarter and $121.5 for the first nine months of fiscal 2003. Revenue also included $18.5 million related to a dealer consolidation that occurred in Q3 2003.

   We reported a net loss of $31.1 million or $0.21 per share for the quarter compared to net income of $4.9 million or $0.03 per share for the same period last year. Net loss for Q2 2003 was $7.3 million or $0.05 per share. Excluding non-recurring charges, the net loss was $11.5 million compared with net income of $7.2 in Q3 2002. Fiscal year-to-date net loss was $224.4 million or $1.52 per share compared with net income of $35.3 million or $0.24 per share for the same period of fiscal 2002. Excluding non-recurring charges and the cumulative effect of accounting change, fiscal year-to-date net loss was $18.0 million compared to net income of $48.9 million for the same period of the prior year.

   Non-recurring charges totaled $31.3 million pre-tax or $19.6 million after-tax in Q3 2003 and were substantially higher than our outlook at the end of Q2 2003. Accelerated and additional restructuring activities were the primary drivers behind the higher non-recurring charges. These restructuring charges included $22.5 million related to previously announced North America salaried workforce reductions of 500-800 positions. We were able to implement, in the third quarter alone, the majority of the workforce reductions expected to occur in the third and fourth quarters. We also incurred additional restructuring charges of $5.7 million related to actions we expect will improve the competitiveness of our International segment. In addition, we incurred a net non-operating pre-tax loss of $2.3 million on the sale of real estate and the write-down of property, plant and equipment relating to the relocation of our Tustin, California manufacturing operation to a smaller facility in City of Industry, California. Further discussion of non-recurring charges will take place on a segment by segment basis below.

   During Q3 2003, we completed a transaction to help transition a dealer to new ownership. Because we own 100% of one class of stock, and control the Board of Directors, we consolidated the dealer into our financial statements, which added $18.5 million of revenue, $6.8 million of gross margin and $1.8 million of operating income to our third quarter results. However, since earnings do not accrue to our class of stock, we eliminated 100% of the operating profits in the Equity in Net Income of Joint Ventures and Dealer Transitions line. As a result, there was no effect on net income. Our net investment in this dealer is $13.5 million, consisting of term debt and equity. Total assets of the dealer included in our financial statements are $20.7 million, with the majority of assets relating to working capital. It is not our intent to own dealers; however, we sometimes become equity partners for dealers working through an ownership change.

   Beginning in fiscal 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that companies discontinue amortizing goodwill and test goodwill annually to determine whether it is impaired. This accounting change resulted in a charge of $170.6 million, or $1.16 per share, for goodwill impairment in our International reporting unit. There was no cash effect of this charge and there was no impact on income tax expense, so the pretax and after tax effect was the same. Net income benefited by $2.2 million and $6.6 million in Q3 2003 and the first nine months of fiscal 2003, respectively, as a result of this accounting change.

Interest Expense; Other Income (Expense), Net; and Income Taxes

                                                      Three Months Ended Nine Months Ended
                                                      ----------------   ----------------
           Interest Expense; Other Income             Nov. 22,  Nov. 23, Nov. 22, Nov. 23,
          (Expense), Net; and Income Taxes              2002      2001     2002     2001
          --------------------------------            --------  -------- -------- --------
                                                                 (in millions)
Interest expense.....................................  $ 5.3     $ 3.9    $15.5    $13.9
                                                       -----     -----    -----    -----
Other income (expense), net:
   Interest income...................................  $(0.6)    $ 3.3    $ 2.8    $ 9.0
   Loss on dealer transitions........................   (6.2)       --     (7.6)    (8.6)
   Gain on sale of investments.......................    0.2        --      1.6       --
   Loss on sales of leased assets....................     --        --     (5.7)      --
   Gain (loss) on disposal of property and equipment.   (0.7)      4.2     (1.2)     4.1
   Miscellaneous, net................................    0.6      (2.9)     0.2     (2.1)
                                                       -----     -----    -----    -----
                                                       $(6.7)    $ 4.6    $(9.9)   $ 2.4
                                                       -----     -----    -----    -----
Effective income tax rate............................   37.5%     37.0%    37.5%    37.0%

   Interest expense relates primarily to borrowings for corporate requirements. Interest expense related to the Financial Services segment is included in operating expense. Interest expense has been higher in fiscal 2003 due to an increase in the average debt balance used for corporate requirements, as well as an increase in the average interest rate on borrowings. The increase in the average interest rates resulted from the conversion of a major portion of the borrowings from commercial paper at lower interest rates to higher interest rates under the senior note borrowings.

   There has been a significant decline in interest income during the first nine months of fiscal 2003 versus the same period in the prior year. This change is due to approximately a 45% decrease in our average investments outstanding due to our focus on reducing debt balances, as well as nearly a 200 basis point drop in our average rates of interest earned.

   We maintain loss reserves related to debt and equity investments in dealers in ownership transition. We carefully monitor the financial condition of these dealers. These dealers have taken actions to reduce costs as they manage through the downturn. There are some dealers in ownership transition that are facing difficult financial challenges and the Company has term loans and equity investments with these dealers. We believe our reserves adequately reflect our credit risks. However, if these dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and we would provide additional reserves, as necessary.

   In Q3 2003, we incurred $6.2 million in charges for additional reserves related to our debt and equity investments in dealer transitions. These charges related primarily to certain International dealers that have been significantly affected by the office furniture recession in their markets. In the first quarter of fiscal 2002 ("Q1 2002"), we recognized losses of $8.6 million on dealer transitions primarily related to loans to one dealer in North America. This dealer's operating results deteriorated due to a significant decline in business activity in their local market and a variety of performance issues.

   The $1.6 million year-to-date gain on sale of investments related to a non-recurring gain on the sale of a portion of our minority equity ownership in Modernform (a publicly held company in Thailand) realized in Q3 2003 and Q2 2003.

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

   The loss on disposal of property and equipment in Q3 2003 included a $2.3 million loss on the relocation of our Tustin, California facility. The loss consists of a write-off of assets of $9.5 million that was offset by a gain of $7.2 million on the sale of a portion of the Tustin real estate.

Outlook

   The economy has not seen any meaningful improvement in business capital spending, which is key to our industry's recovery. Within the industry, it is typical to see a seasonal reduction in fourth quarter shipments. For example, although the amount varies from year to year, North America's fourth quarter shipments historically track approximately 5% below third quarter shipments. Recent order and quote activity in North America has been weaker than this seasonality alone would explain. This could be an indication that overall demand is continuing to contract, or it could simply reflect normal volatility in order patterns. In some International markets, we have experienced some strengthening in orders in recent weeks.

   As the fiscal year ends, we believe our quarterly breakeven point will be less than $625 million. In fiscal 2004, we believe we are well positioned for a return to profitability as the Company more fully realizes the benefits of the operational, organizational and financial restructuring actions taken during these last two years.

Business Segment Review

North America

                                                       Three Months Ended     Nine Months Ended
                                                       -----------------     -------------------
                                                       Nov. 22,     Nov. 23,  Nov. 22,  Nov. 23,
         Income Statement Data--North America            2002         2001      2002      2001
         ------------------------------------          --------     -------- --------   --------
                                                       (in millions, except data as a percentage)
Revenue...............................................  $372.5       $460.4  $1,141.2   $1,549.1
Gross profit percentage...............................    21.1%        25.4%     23.2%      26.9%
Gross profit percentage, excluding non-recurring items    22.6%        26.8%     24.0%      27.5%

Operating expenses....................................  $106.7       $108.1  $  301.7   $  354.6
Operating expenses, excluding non-recurring items.....  $ 89.8       $107.8  $  279.6   $  345.9
Operating expense percentage..........................    28.6%        23.5%     26.4%      22.9%
Operating expense percentage, excluding non-recurring
  items...............................................    24.1%        23.4%     24.5%      22.3%

Operating income (loss)...............................  $(28.1)      $  8.8  $  (37.2)  $   61.8
Operating income (loss), excluding non-recurring items  $ (5.6)      $ 15.4  $   (5.9)  $   79.4
Operating income (loss) percentage....................    (7.5)%        1.9%     (3.3)%      4.0%
Operating income (loss) percentage, excluding non-
  recurring items.....................................    (1.5)%        3.3%     (0.5)%      5.1%

   Sales in Q3 2003 decreased to their lowest level since the industry recession started. Excluding the $18.5 million effect of the newly consolidated dealer (discussed earlier), revenues were $354.0 million for Q3 2003, or a 23.1% decline compared with Q3 2002 and a 6.3% decline compared with Q2 2003. Year-to-date, excluding the effect of consolidating the dealer, revenues were $1,122.7 million, or a 27.5% decline compared with the same period in fiscal 2002.

   The decline in gross margins is primarily due to four factors:

  .  Underabsorption of fixed overhead related to excess plant capacity.

  . Inefficiencies resulting from operating individual plants at less than half their capacity.

  .  Restructuring charges (further discussion follows).

  .  An increase in workers' compensation costs.

As volume declined, North America took several steps to reduce cost of goods sold. North America reduced their hourly and salaried workforce, continued to implement lean manufacturing, and captured purchasing savings from new strategic sourcing initiatives. However, the benefits from these actions could not fully offset the underabsorption of fixed manufacturing overhead. For example, depreciation, utilities, maintenance and other fixed costs of operating established plants do not vary directly with revenue, and cannot be easily reduced. In addition, when plants operate far below their capacity, direct and indirect labor activities such as material handling, inventory management and general supervision may increase as a percentage of sales. North America is taking steps to further consolidate operations to recapture the lost efficiency. For example, they have announced the consolidation of two Grand Rapids, Michigan plants which is expected to be completed in fiscal 2004.

   Restructuring charges recorded during the quarter totaled $22.5 million, $5.6 million included in cost of goods sold and $16.9 million included in operating expenses. Year-to-date, North America has recorded pre-tax restructuring charges of $31.3 million. The desire to not put their employees through a long period of uncertainty and the changes in North America senior leadership served as a catalyst for us to implement in Q3 2003 nearly all the reductions that had been forecast in the last half of fiscal 2003. Of the 500-800 salaried workforce reductions expected to occur in the last half of fiscal 2003, more than 600 of these reductions occurred in the third quarter. During the fourth quarter, North America anticipates completing an additional reduction of approximately 200 positions and has announced they are moving ahead with approximately 375 additional hourly layoffs. Since December 2000, North America has reduced its workforce by more than 40% through layoffs, terminations with severance, retirements and voluntary resignations.

   In Q3 2003, North America gross margins were adversely affected by workers' compensation expense that was approximately $5.0 million higher than normal. Approximately 50% of this charge was a catch-up from earlier estimates based on recent claim activity. North America is taking steps to manage these costs, but anticipates elevated workers' compensation costs to continue into next year due to the current level of hourly positions on layoff.

   Operating expenses of $89.8 million, excluding non-recurring charges, were down significantly from Q3 2002 and Q2 2003 due to reductions in force, restructuring activities and reductions in external spending.

Steelcase Design Partnership

                                                            Three Months Ended    Nine Months Ended
                                                            --------------------  -------------------
                                                            Nov. 22,   Nov. 23,   Nov. 22,   Nov. 23,
    Income Statement Data--Steelcase Design Partnership       2002       2001       2002       2001
    ---------------------------------------------------     --------   --------   --------   --------
                                                            (in millions, except data as a percentage)
Revenue....................................................  $79.3      $ 80.5     $223.1     $264.6
Gross profit percentage....................................   37.7%       40.0%      38.8%      39.9%
Gross profit percentage, excluding non-recurring items.....   37.7%       40.0%      38.8%      39.9%
Operating expenses.........................................  $22.7      $ 25.4     $ 70.6     $ 79.9
Operating expenses, excluding non-recurring items..........  $22.4      $ 25.4     $ 69.9     $ 79.9
Operating expense percentage...............................   28.6%       31.6%      31.6%      30.2%
Operating expense percentage, excluding non-recurring items   28.2%       31.6%      31.3%      30.2%
Operating income...........................................  $ 7.2      $  6.8     $ 15.9     $ 25.7
Operating income, excluding non recurring items............  $ 7.5      $  6.8     $ 16.6     $ 25.7
Operating income percentage................................    9.1%        8.4%       7.1%       9.7%
Operating income percentage, excluding non-recurring items.    9.5%        8.4%       7.4%       9.7%

   The Steelcase Design Partnership ("SDP") includes five separate companies:
Brayton, The Designtex Group, Details, Metro and Vecta. These companies focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the distribution of surface materials and ergonomic tools for the workplace.

   SDP delivered its third sequential quarter of sales growth during Q3 2003 (a 5.6% increase over Q2 2003 and a 15.4% increase over Q1 2003). Compared with the prior year, revenue was down 1.5% and 15.7% for the quarter and nine month period, respectively. SDP sales are generally less dependent on large project orders than the North America segment.

   SDP continues to generate relatively strong gross margins. SDP earns higher margins because it offers a differentiated, design-oriented product portfolio, and can focus on profitable niche applications and customer segments.

   SDP has seen less deterioration in gross margins during the industry recession for two main reasons. First, there has been a less severe decline in revenues because these customer segments have been less affected by declines in business capital spending. Second, SDP operations generally have higher variable costs and lower fixed costs than our other manufacturing segments, so the cost structure adjusts more quickly to changes in demand.

   A cumulative freight reclassification totaling approximately $3 million was recorded at one of the SDP companies during Q3 2003. This reclassification was between revenue and cost of sales and had no impact on gross profit dollars; however, it negatively impacted the gross profit percentage in the quarter by
1.5 percentage points.

   Operating expenses for Q3 2003 were down significantly from the prior year both in total and as a percentage of sales. SDP operating expenses are higher as a percent of sales than our other segments because of the added focus on product development, and the higher cost of selling and servicing these markets.

   Operating income in the quarter was higher than the prior year, both in total and as a percentage of sales. Operating income was also relatively higher as a percentage of total assets, which were $165.8 million, including goodwill of 63.2 million, at the end of the quarter.

International

                                                            Three Months Ended      Nine Months Ended
                                                            -----------------      -----------------
                                                            Nov. 22,     Nov. 23,  Nov. 22,  Nov. 23,
           Income Statement Data--International               2002         2001      2002      2001
           ------------------------------------             --------     --------  --------  --------
                                                            (in millions, except data as a percentage)
Revenue....................................................  $123.9       $144.4    $348.8    $463.3
Gross profit percentage....................................    29.9%        30.3%     28.8%     30.3%
Gross profit percentage, excluding non-recurring items.....    30.0%        30.3%     29.0%     30.3%
Operating expenses.........................................  $ 43.8       $ 44.0    $121.7    $144.8
Operating expenses, excluding non-recurring items..........  $ 38.2       $ 44.0    $114.6    $144.8
Operating expense percentage...............................    35.4%        30.5%     34.9%     31.3%
Operating expense percentage, excluding non-recurring items    30.8%        30.5%     32.9%     31.3%
Operating loss.............................................  $ (6.7)      $ (0.2)   $(21.4)   $ (4.4)
Operating loss, excluding non-recurring items..............  $ (1.0)      $ (0.2)   $(13.3)   $ (4.4)
Operating loss percentage..................................    (5.4)%       (0.1)%    (6.1)%    (0.9)%
Operating loss percentage, excluding non-recurring items...    (0.8)%       (0.1)%    (3.8)%    (0.9)%

   Our International segment delivered its second sequential quarter of sales growth during Q3 2003 (a 5.6% increase over Q2 2003 and a 15.1% increase over Q1 2003). A portion of the quarterly increase was due to a gradually strengthening Euro versus the U.S. Dollar. Revenues continued to track well below prior year levels for both the quarter and year-to-date.

   Gross margins improved from Q2 2003 margins of 29.2% as a result of improved overhead absorption due to the increased revenue and the realized benefits of restructuring activities implemented in prior quarters. Gross margins were slightly lower than the prior year, reflecting the challenge of underabsorption associated with lower volume and a continued competitive pricing environment.

   Operating expenses included restructuring charges of $5.6 million and an additional $1.2 million in charges related to trade receivable reserves. Restructuring charges included $2.8 million in severance charges for workforce reductions. Additionally, restructuring charges included $2.3 million for the acceleration of future lease costs related to a facility that is no longer fully utilized. Operating expenses in the quarter, excluding non-recurring items, decreased 13% versus one year ago reflecting the impact of restructuring activities completed and a reduction in goodwill amortization due to the adoption of SFAS No. 142.

   Last quarter, we indicated that economic conditions in certain countries were putting pressure on some of our dealers. This quarter, International saw the situation deteriorate further and took charges to reflect the increased risk associated with receivables for certain dealers. They continue to carefully monitor the financial condition of their dealers for changes in credit quality. They believe their reserves adequately reflect these credit risks. However, if these dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and additional reserves would be required.

   As we enter the next fiscal year, we believe International is positioned to be profitable with a slight increase in volume. International has seen some improvement in recent order rates, but they remain concerned regarding economic weakness in Germany and other key markets, as well as the economic uncertainty relating to general instability in the Middle East.

   Additionally, we continue to evaluate opportunities to improve the competiveness of the International business, including facility consolidation and other market-specific restructuring activities. As we decide to take additional strategic actions, we may incur additional restructuring charges.

Financial Services

                                           Three Months Ended Nine Months Ended
                                           -----------------  -----------------
                                           Nov. 22,  Nov. 23, Nov. 22, Nov. 23,
 Income Statement Data--Financial Services   2002      2001     2002     2001
 ----------------------------------------- --------  -------- -------- --------
                                                      (in millions)
    Revenue...............................  $ 6.5     $19.1    $23.7    $61.1
    Net financing margin (loss)...........   (1.5)      4.0      7.1     13.9
    General and administrative expenses...    2.0       1.8      5.7      5.1
    Restructuring costs...................    0.5        --      0.5       --
    Operating income (loss)...............   (4.0)      2.2      0.9      8.8

   Revenue decreased significantly compared to prior year primarily as a result of these events:

  . The sale of $185 million of leased assets during fiscal 2003 ($165 million were sold at the end of the first quarter). The leases sold would have generated quarterly revenue of $7 million and approximately $2 million of pre-tax operating profit.

  . During fiscal 2003, Financial Services converted some operating leases to direct financing leases to facilitate the sale of leases. The conversion of these leases effectively reversed $11 million of operating lease revenue in Q1 2003 and $3 million of operating lease revenue in Q3 2003.

  . The overall decrease in sales in the North America segment has resulted in lower lease fundings in fiscal 2003 compared to fiscal 2002.

   Net financing margin for fiscal 2003 is not comparable to fiscal 2002 because of an increase in credit reserves in Q3 2003 as well as the leased asset sales and the conversion of the operating leases (as discussed above).

   Financial Services monitors and regularly updates loss reserves in accordance with SAB 102 based on the credit quality of the lease portfolio, and their historical experience. In recent quarters, because of the economic downturn, they have seen a decline in overall credit quality of their existing portfolio and have increased reserves to reflect the increased risk. During Q3 2003, credit provisions of $6.5 million were significantly higher than recent quarters. Approximately $5.0 million of the provisions recorded were due to the deterioration of the credit quality of two of Financial Services largest lease customers. One of the customers defaulted on their lease payments during the quarter and Financial Services began procedures to accelerate payments in connection with a guarantee from the customer's parent company. The other significant customer is current on their lease payments, but was downgraded by the credit agencies during the quarter. Accordingly, Financial Services increased loss reserves to reflect the credit decline of this customer.

   The top five leasing customers have an aggregate net receivable balance of $59 million. The largest of these customers represents approximately 1% of Steelcase Inc. total consolidated assets. As Financial Services has reduced the size of the lease portfolio, each of these individual leases represents a larger percentage of Financial Services remaining lease portfolio. As noted above, certain of these larger customers experienced defaults or declines in credit quality, and Financial Services increased their reserves in response. If Financial Services was to experience further defaults related to these larger leases, it is likely, because of their relative size, significant increases in reserves would be necessary.

   Financial Services continues to believe by offering lease funding, they broaden their relationship with a segment of their customers and provide them with an attractive alternative to ownership. However, Financial Services is exploring alternative funding structures for their leasing business. They intend to finance their leasing business through outside funding. This new model is expected to be put in place in Q1 2004. They believe this will reduce their overall credit and residual risk related to their leasing business. In Q4 2003, Financial Services anticipates selling additional leased assets, with the proceeds being used to pay down corporate borrowings or build cash balances.

Other

                                                         Three Months Ended    Nine Months Ended
                                                         -----------------    -----------------
                                                         Nov. 22,  Nov. 23,   Nov. 22,   Nov. 23,
              Income Statement Data--Other                 2002      2001       2002       2001
              ----------------------------               --------  --------   --------   --------
                                                         (in millions, except data as a percentage)
Revenue.................................................  $64.5     $ 27.0     $212.3     $ 91.0
Gross profit percentage.................................   37.2%      35.2%      37.1%      36.7%
Gross profit percentage, excluding non-recurring items..   37.2%      35.2%      37.3%      36.7%

Operating expenses......................................  $27.5     $ 20.4     $ 97.3     $ 57.6
Operating expenses, excluding non-recurring items.......  $27.5     $ 19.6     $ 87.7     $ 56.8
Operating expense percentage............................   42.6%      75.6%      45.8%      63.3%
Operating expense percentage, excluding non-recurring...
 items..................................................   42.6%      72.6%      41.3%      62.4%

Operating loss..........................................  $(3.5)    $(10.9)    $(18.6)    $(24.2)
Operating loss, excluding non-recurring items...........  $(3.5)    $(10.1)    $ (8.5)    $(23.4)
Operating loss percentage...............................   (5.4)%    (40.4)%     (8.8)%    (26.6)%
Operating loss percentage, excluding non-recurring items   (5.4)%    (37.4)%     (4.0)%    (25.7)%

   The Other category includes our PolyVision, IDEO and Attwood subsidiaries, ventures and unallocated corporate expenses. This category will typically reflect an operating loss because unallocated corporate expenses and venture losses exceed the income of the subsidiary businesses.

   Revenue for Q3 2003 includes the acquisition of PolyVision (completed at the end of Q3 2002). Excluding PolyVision, revenues were relatively flat quarter on quarter and year on year.

   Year-to-date, non-recurring charges included in operating expenses totaled $9.6 million and primarily related to business exit costs.

Liquidity and Capital Resources

   Excluding acquisitions, our cash and operating capital requirements have been primarily satisfied through cash generated from operating activities. As of November 22, 2002, our financial position included cash, cash equivalents and short-term investments of $52.1 million. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

   Total consolidated debt at November 22, 2002 was $361.4 million, a decrease of $68.4 million since the end of Q2 2003. $245.6 million of the total debt is related to our Financial Services segment, which operates using a six-to-one debt-to-equity ratio. The $115.8 million of debt related to the other business segments represents an aggregated debt to total capitalization ratio of 8.7% for those segments. $328.0 million of our total consolidated debt is structured as term debt. We also hold $319.5 million of interest bearing assets, of which $286.5 million is held by our Financial Services segment.

   The aggregate amounts of maturities of consolidated debt as of November 22, 2002, including that due within one year and classified as current are expected to be:


                           Year ending (in millions)
                           ----------- -------------
                           2004.......    $ 57.8
                           2005.......      25.4
                           2006.......      17.3
                           2007.......     258.0
                           2008.......       2.8
                           After 2008.       0.1
                                          ------
                              Total...    $361.4
                                          ======

   Of the $57.8 million due in 2004, $33.9 million relates to revolving short-term borrowings and $23.9 million relates to current maturities of long-term debt due within one year. The $23.9 million of current maturities of long-term debt includes $16.3 million related to our Financial Services segment and is expected to be serviced by the repayment of related lease assets and amounts due from dealers. Our long-term debt rating is BBB+ from Standard & Poor's and Baa3 from Moody's Investor Services.

   Our total credit facilities as of November 22, 2002 were:

                                                (in millions)
                   Credit Lines                 -------------
                      Global...................    $400.0
                      Other lines..............     122.6
                                                   ------
                   Total credit lines available     522.6
                   Less: borrowings outstanding     (33.4)
                                                   ------
                   Available credit............    $489.2
                                                   ======

   Our facilities include a $400 million global multi-currency committed credit facility, which supports a multi-currency commercial paper program. Our commercial paper program is rated A-2 from Standard & Poor's and Prime-3 from Moody's Investor Services. Our access to commercial paper markets in the United States and Europe may be limited because of our short-term debt ratings. However, our global multi-currency committed credit facility is available for use in the event commercial paper is unavailable. As of November 22, 2002, we had $10 million in borrowings under the global multi-currency committed credit facility and no borrowings under the commercial paper program.

   The global multi-currency committed credit facility requires us to satisfy certain financial and other covenants including a minimum net worth covenant, a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We are in compliance with all three covenants as of the end of Q3 2003 and expect to remain in compliance going forward.

   During Q3 2003, the Company amended the minimum interest coverage covenant for the global multi-currency committed credit facility and two other structured financing arrangements. The calculation is based on a 4-quarter rolling average, and therefore, still includes interest expense on $161.7 million of debt retired shortly after related lease assets were sold during Q1 2003. The amended covenant allows for a lower ratio in Q3 2003 and gradually steps back up to the original ratio over the following three quarters.

   Of the $122.6 million of short-term facilities, $23.4 million was outstanding and $99.2 million was available at the end of Q3 2003.

   The company has commitments related to operating lease agreements. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are expected to be:

                        Year ending       (in millions)
                        -----------       -------------
                        2004.............      40.2
                        2005.............      37.1
                        2006.............      29.3
                        2007.............      19.0
                        2008.............      19.0
                        After 2008.......      80.1
                                              -----
                               Total.....     224.7
                                              =====

   We believe we will be able to meet all future liquidity needs through generated cash and existing borrowing arrangements.

Cash Flow

Operating activities

                                                       Nine Months Ended
                                                       -----------------
                                                       Nov. 22, Nov. 23,
                  Cash Flow Data--Operating Activities   2002     2001
                  ------------------------------------ -------- --------
                                                         (in millions)
         Net income (loss)............................ $(224.4)  $ 35.3
         Depreciation and amortization................   115.9    128.5
         Cumulative effect of accounting change.......   170.6       --
         Loss on sales of leased assets...............     6.2       --
         Restructuring charges, net...................     5.9      6.2
         Changes in operating assets and liabilities..   (12.0)    57.4
         Other, net...................................    (6.6)    23.2
                                                       -------   ------
         Net cash provided by operating activities.... $  55.6   $250.6
                                                       =======   ======

   During Q3 2003, net cash generated by operations increased approximately $75 million compared to Q2 2003 primarily due to a decrease in accounts receivable. The decrease from Q2 2003 was due to lower shipments in November compared to August.

   The cash provided by operating activities for the first nine months of fiscal 2003 declined compared to the same period of fiscal 2002 primarily because of the decline in net income.

Investing activities

                                                              Nine Months Ended
                                                              ----------------
                                                              Nov. 22, Nov. 23,
            Cash Flow Data--Investing Activities                2002     2001
            ------------------------------------              -------- --------
                                                                (in millions)
Capital expenditures.........................................  $(63.8) $ (91.4)
Proceeds from the sales of leased assets.....................   185.7       --
Proceeds from the disposal of fixed assets...................    23.2     16.4
Net decrease in notes receivable and leased assets...........    20.4     39.1
Acquisitions, net of cash acquired, and business divestitures    (3.1)  (203.9)
Other, net...................................................    17.4     (2.6)
                                                               ------  -------
Net cash provided by (used in) investing activities..........  $179.8  $(242.4)
                                                               ======  =======

   Proceeds from the sales of leased assets were used to pay down Financial Services segment borrowings. We view the sale of leased assets as an alternative funding option available to us when we wish to reduce the amount of capital used by the Financial Services segment.

   We continued to be very disciplined with capital expenditures and expect 2003 capital expenditures to be less than $100 million, our lowest level in over five years and significantly less than depreciation expense. Capital spending reflects an increased emphasis on projects that deliver short-payback cost savings or support critical strategic initiatives such as product development, while meeting key EVA milestones.

   We generated $23 million in cash during Q3 2003 through the sale of non-strategic real estate and other assets. We expect to generate cash of approximately $31 million in Q4 2003 from the sale of the remaining portions of the Tustin, California facility and related property. During Q3 2003 and Q2 2003, we sold a portion of our minority equity ownership in Modernform, which provided cash of $10 million. This is reflected in the "Other, net" component of the investing activities.

Financing activities

                                                         Nine Months Ended
                                                         ----------------
                                                         Nov. 22, Nov. 23,
            Cash Flow Data--Financing Activities           2002     2001
            ------------------------------------         -------- --------
                                                           (in millions)
     Short-term and long-term debt, net................. $(231.4)  $146.4
     Common stock issuance (repurchase), net............     3.7     (4.1)
     Dividends paid.....................................   (26.6)   (48.6)
                                                         -------   ------
     Net cash provided by (used in) financing activities $(254.3)  $ 93.7
                                                         =======   ======

   We used the cash generated by the sales of leased assets to pay down borrowings. We expect to use operating cash flow, and the proceeds from additional leased asset sales and the sale of our Tustin, California facility to continue to reduce short-term debt and increase cash balances.

   We paid common stock dividends of $0.06 per share, or $8.8 million, and $0.11 per share, or $16.2 million, during each of the first three quarters of fiscal 2003 and 2002, respectively. The exercise of employee stock options during Q1 2003 generated $3.7 million.

   The Board of Directors authorized a share repurchase program for up to 11 million shares. We did not repurchase any common shares during the first nine months of 2003. As of November 22, 2002, total repurchases since the inception of our repurchase program amounted to $112.7 million; 3,824,593 shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. We do not expect share repurchases to reduce our tradable share float in the long run since we anticipate Class B Common Stock to gradually convert to Class A Common Stock over time. Currently, about 27% of our common shares are Class A (tradable) compared to 9% at the time of our IPO in February 1998. We have no immediate plans to repurchase additional shares.

Forward Looking Statements

   From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. Statements that are not historical facts are "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended. Such statements include those relating to anticipated revenue, earnings/losses, restructuring activities and charges anticipated for the remainder of the current fiscal year, anticipated breakeven points and improvements in our breakeven point, adequacy of reserves, and fulfillment of our future liquidity and capital needs. Such statements involve certain known and unknown risks and uncertainties that could cause actual results to vary. The Company's performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war and government action; changes in domestic and international government laws and regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the Company's manufacturing processes; possible acquisitions or divestitures by the Company; the Company's ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the Company's success in integrating acquired businesses, initiating and managing alliances and global sourcing, transitioning production of its products to other manufacturing facilities as a result of production rationalization and implementing technology initiatives; changes in business strategies and decisions; the Company's ability to fund liquidity and capital needs; and other risks detailed in the Company's Form 10-K for the year ended February 22, 2002.

Recently Issued Accounting Standards

   See Note 2 of the unaudited Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

   During Q3 2003, no material change in foreign exchange risks occurred.

Interest Rates

   During Q3 2003, no material change in interest rate risks occurred.

Item 4.  Controls and Procedures

   An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information regarding the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities and Use of Proceeds

   None

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   1. EXHIBITS

   See Exhibit Index.

   2. REPORTS ON FORM 8-K

   A Current Report on Form 8-K was filed September 9, 2002 reporting under
Item 5, Other Events, Steelcase Inc. announced it named Frank Merlotti Jr. as President of Steelcase North America.

   A Current Report on Form 8-K was filed October 29, 2002 reporting under Item 5, Other Events, Steelcase Inc. currently has long-term debt ratings of BBB+ from Standard & Poor's ("S&P") and Baa3 from Moody's Investors Service ("Moody's"). The Company's US$400,000,000 multicurrency commercial paper program is rated A-2 from S&P and Prime-3 from Moody's.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STEELCASE INC.

                                                   /S/  JAMES P. KEANE
                                          By: __________________________________
                                                     James P. Keane
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

Date: January 6, 2003

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

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /S/  JAMES P. HACKETT
                                          ______________________________________
                                          Name:  James P. Hackett
                                          Title:  President and Chief Executive
                                            Officer

Date: January 6, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         Sarbanes-Oxley Act Section 302

   I, James P. Keane, Senior Vice President, Chief Financial Officer of Steelcase Inc., certify that

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

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filinNetg date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /S/__James P. Keane
                                        ----------------------------------------
                                        Name:  James P. Keane
                                        Title:  Senior Vice President,
                                                Chief Financial Officer

Date: January 6, 2003

                                 EXHIBIT INDEX

Exhibit
  No.
  ---                                               Description
 4.31   Second Amendment to Credit Agreement dated October 3, 2002, Long Term Multicurrency
        Revolving Credit Facility

 4.32   Second Amendment to Credit Agreement dated October 3, 2002, Short Term Multicurrency
        Revolving Credit Facility

 4.33   Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial
        Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000

 4.34   Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and
        Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal
        Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000

 4.35   Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial
        Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001

 4.36   Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and
        Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal
        Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001

 4.37   Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS,
        Steelcase Inc. and Societe Generale

10.32   Resignation Agreement between Steelcase Inc. and James R. Stelter dated September 27, 2002

 99.1   Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002