Form 10-K
period 2003-02-28
STEELCASE INC
filed 2003-05-16
CIK 1050825

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission File Number 1-13873

STEELCASE INC.
(Exact name of registrant as specified in its charter)

Michigan (State of incorporation)	38-0819050 (IRS employer identification number)

901 44th Street SE Grand Rapids, Michigan (Address of principal executive offices)	49508 (Zip Code)
(616) 247-2710
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not Contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     As of May 1, 2003, the registrant had outstanding 43,181,532 shares of Class A Common Stock and 104,431,465 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $553,217,071 computed by reference to the closing price of the Class A Common Stock on August 23, 2002 as reported by the New York Stock Exchange. Although there is no quoted market for registrant’s Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on August 23, 2002, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates was $1,066,021,052.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I
PART II
PART III
PART IV
SIGNATURES
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
SCHEDULE II STEELCASE INC. VALUATION AND QUALIFYING ACCOUNTS
Index of Exhibits
1994 Executive Supplemental Retirement Plan
2004-1 Amend.- Benefit Plan for Outside Directors
2003-1 Amendment to Restoration Retirement Plan
Subsidiaries
Consent of BDO Seidman, LLP
Section 906 Certification of CEO and CFO
Certification of CEO to Section 302
Certification of CFO to Section 302

PART I

Item 1.     Business:

      The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, references to quarters are as follows: Q1 2003 references the first quarter of fiscal 2003.

OVERVIEW

      Steelcase is a Fortune 500 company and the world’s leading designer and manufacturer of office furniture, with 2003 revenue of approximately $2.6 billion. Founded in 1912, we are a global company headquartered in Grand Rapids, Michigan. We employ approximately 16,000 employees, have manufacturing facilities in over 50 locations and distribute products through a network of independent dealers in more than 900 locations around the world.

      Our mission is about transforming the ways people work by:

•	helping people work more effectively

•	helping customers use their facilities more flexibly

•	helping companies use space to attract, retain and inspire workers

      We fulfill our mission by implementing our strategy, which is built around two central ideas:

•	become a work effectiveness company

•	achieve enterprise perfection

      Becoming a work effectiveness company starts with understanding current and emerging patterns of user behavior. We identify these patterns by observing individuals, groups and teams working in their offices through our own research and development efforts, third party human factor research and by collaborating with research partners doing similar work. We use the insights from our research to identify unmet needs, new market opportunities and to develop new user-centered products, solutions and services. For example, several years ago we observed group and team spaces becoming more important. This led to a product offering beyond furniture to include interior architecture and technology products, which can be used to create effective group and teamwork environments. The insights from our research are also used to help customers, architects and designers conceive new and better kinds of office environments, which reflect emerging patterns of work. Because we are helping define these new work environments, we believe we are well positioned to provide the products our customers need to help their employees work more effectively.

      Operational excellence has long been an important part of our heritage. Our products are known for their innovation, quality and value. We take pride in our on-time delivery record and our global network of independent dealers who provide reliable service to our customers. We have set our sights even higher than simply operational excellence and now use the term “enterprise perfection”, which means achieving the right level of cost, quality and speed throughout manufacturing and distribution and across our supply chain and office operations. In the 2003 Contract Magazine subscriber survey, interior designers, architects, and furniture dealers were asked to name the top manufacturers they considered when purchasing or recommending products in a variety of categories. The manufacturers were judged on the aesthetics, dependability, value, and customer service associated with their product lines for each category. Steelcase was rated the top brand in the categories of casegoods (desks and office suites), computer support furniture, conference tables, desks and credenzas, furniture systems, filing and storage and guest/ occasional seating. We also ranked among the top three manufacturers in the ergonomic seating, accessories, moveable walls and training tables categories.

      In addition to the two central ideas described above, our strategy includes:

•	our core values

•	our financial goals

      Our core values reflect the principles of our founders and are at the heart of what guides our business today. At Steelcase, we:

•	Act with integrity

•	Tell the truth

•	Keep commitments

•	Treat people with dignity and respect

•	Promote positive relationships

•	Protect the environment

•	Excel

      We believe we will achieve our financial goals by implementing our central ideas and living our core values. To reinforce our financial goals, our management team and most of the employees of Steelcase receive a bonus based on economic value added (“EVA”) performance.

NARRATIVE DESCRIPTION OF BUSINESS

Our Products

      We are a global work effectiveness company. We focus on providing knowledge, products and services that enable our customers to create work environments that help people in offices work more effectively. Because of this focus, we have an evolving portfolio of architecture, furniture and technology products and solutions.

      We have a broad offering of products with a variety of aesthetic options and performance features, and at various price points that address the three core elements of an office environment: architecture, furniture and technology. Our North America, Steelcase Design Partnership and International segments, as well as PolyVision (included in our Other category), generally offer similar products under some or all of the categories listed below:

Furniture

      Panel-based and freestanding furniture systems. Moveable and reconfigurable furniture components used to create individual workstations and complete work environments. Systems furniture provides visual and acoustical privacy; accommodates power and data cabling; and supports technology and other worktools.

      Storage. Lateral and vertical files, cabinets, bins and shelves, carts, file pedestals, and towers.

      Seating. High-performance, ergonomic, executive, guest, lounge, team, health care, stackable and general use chairs.

      Tables. Meeting, personal, learning and café tables.

      Textiles and surface materials. Seating upholstery, panel fabric and wall coverings.

      Desks and Suites. Wood and non-wood desks, credenzas and casegoods.

      Worktools. Computer support, technology management, organizers, information management products and portable whiteboards.

Architecture

      Interior architecture. Full and partial height walls with fabric; whiteboard surface materials; raised floors; doors and modular post and beam products.

      Lighting. Task, ambient and accent lighting with energy efficient and user control features.

Technology

      Infrastructure. Infrastructure products, such as modular communications, data and power cabling.

      Appliances. Group communication tools, such as interactive whiteboards, image capturing devices and web based interactive signs and space scheduling systems.

Business Segments

      During Q3 2003, we changed our external segment reporting to provide a more detailed view of our business, and restated our quarterly segment data at that time. We went from three segments, North America, International and Financial Services, with a separate column for corporate eliminations, to four segments plus an “Other” category. See a description of these segments below. Additional information about our reportable segments is contained in this Report under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.

North America Segment

      Our North America segment consists of manufacturing and sales operations in the United States and Canada. This segment includes 16 manufacturing locations, represents approximately 8,500 employees and serves customers through a network of over 350 independent dealer locations. Our offerings in North America include architecture, furniture and technology products, as described above, under the Steelcase and Turnstone brands. For example, Pathways is an evolving portfolio of integrated architecture, furniture and technology products that enable customers to create flexible, user-centered work environments. In 2003, the North America segment accounted for $1,497.9 million, or 57.9% of our total revenue. We have led the North America market in revenue since 1974.

Steelcase Design Partnership Segment

      The Steelcase Design Partnership (“SDP”) includes: Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta and their brands. These companies operate autonomously, and report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace. The SDP segment has approximately 1,300 employees and an independent dealer network made up of many of the same dealers as the North America segment. In 2003, SDP accounted for $291.2 million, or 11.3% of our total revenue.

International Segment

      Our International segment includes all sales and manufacturing operations of the Steelcase and Werndl brands outside the United States and Canada. It develops and manufactures most of the products it sells. The International segment includes 17 manufacturing facilities located in 11 countries, approximately 4,000 employees and a network of approximately 550 independent dealer locations. In 2003, our International segment accounted for $485.9 million, or 18.8% of our total revenue. We hold the market leadership position in Europe and leading positions in several individual countries.

Financial Services Segment

      Our Financial Services segment provides leasing services to customers primarily in North America and, more recently, in Europe to facilitate the purchase of our products. This segment also provides selected financing services to our dealers. In 2003, the Financial Services segment accounted for $32.3 million, or 1.2% of our total revenue.

      Starting in 2004, we will continue to originate leases for customers and will earn an origination fee for that service, but a third party will provide lease funding. As a result, we will no longer have credit or residual risk related to those leases.

      In the future, Financial Services will no longer be reported as a separate segment since its results and asset base are below the threshold requirements. Instead, Financial Services will be included with the “Other” category.

Other

      The Other category includes PolyVision, IDEO and Attwood subsidiaries, ventures and unallocated corporate expenses. PolyVision designs and manufactures visual communications products, such as static and electronic whiteboards. IDEO is a design and innovation services subsidiary. Attwood manufactures hardware and accessories for the marine industry. In 2003, the Other category accounted for $279.6 million or 10.8% of our total revenue.

New Product and Industry Segment Information

      During the past 12 months, we have not announced any new industry segments or products that would require the investment of a material amount of the Company’s assets, or which would otherwise result in a material cost.

Raw Materials and Suppliers

      The Company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe and Asia. Through collaboration, our goal is for both our suppliers and Steelcase to prosper by continuously improving our products and manufacturing processes. To date, we have not experienced difficulties obtaining raw materials, which include steel, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. These raw materials are not unique to the industry nor are they rare.

Product Research, Design and Development

      Our product development process begins with research aimed at identifying emerging patterns of user behavior in the workplace and changes in the ways people work. Our research methods include on-site observation of people working in their offices, human factor studies, and often include collaboration with universities and other companies. Our research activity is a corporate function and occurs primarily in North America and Europe.

      Understanding patterns of work enables us to identify and anticipate user needs. Our design teams develop prototypical solutions to address these needs. These solutions are sometimes single products and/or enhancements to existing products, and are sometimes integrated architecture, furniture and technology solutions. Design work is organizationally distributed across our major businesses and can involve outside design services. We also utilize IDEO, a design and innovations subsidiary, in the development of new and enhanced products.

      Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Next, designers work closely with our engineers and outside suppliers to co-develop products and processes that lead to more efficient manufacturing without compromising key user benefits. Products are tested for performance, quality and compliance with regulations.

      Exclusive of royalty payments, we have invested approximately $179 million in research, design and development activities over the past three years. Royalties are sometimes paid to outside designers of our products as the products are sold and are not included in the research, design and development costs since they are variable based on product sales.

Manufacturing

      We manufacture our products in more than 50 locations throughout the world, with facilities predominantly in North America and Europe. Substantially all of our manufacturing facilities “assemble to order” rather than to “forecast,” which minimizes finished goods inventory levels and emphasizes continuous improvement and delivery time to customers. We have an extensive physical distribution system in North America and Europe and utilize both our company-owned trucking fleet and commercial transport and delivery services.

      We are implementing lean manufacturing principles in many of our plants. Lean manufacturing involves smaller batch sizes, cellular or team-based manufacturing, flow and pull methods of managing work in process, and other world-class production techniques. We are also implementing enhanced planning and scheduling systems to help coordinate production of a given order across multiple plants and multiple delivery times. We explore opportunities to outsource certain manufacturing processes when suppliers can offer additional efficiencies or other performance benefits. These strategies along with other initiatives are helping us create the new “Steelcase Production System.” As we continue with implementation, we expect to improve our productivity, increase the effective capacity of each plant, improve inventory turns, and create a less capital-intensive industrial model. For example, during 2003 reduced sales volume and implementation of lean manufacturing principles led to excess capacity. We consolidated plants and distribution centers, moved into smaller and more efficient facilities with better product flow (including the closing or relocation of 3 plants in the United States, representing approximately 2.2 million square feet of space). We will continue to examine opportunities to consolidate manufacturing and distribution operations and dispose of assets that represent excess capacity.

Working Capital

      Our receivables are primarily from our dealers. Payment terms vary by country and region. The terms of our North America and SDP segments, and certain markets within the International segment, encourage prompt payment. Other International markets have, by market convention, longer payment terms. We are not aware of any special practices or conditions related to working capital items that are significant to understanding our business or the industry at large.

Backlog

      Our products are generally manufactured and shipped within a few weeks following receipt of order, and therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Intellectual Property

      Our wholly owned subsidiary, Steelcase Development Corporation, acquires, manages, licenses, and enforces our intellectual property rights.

      We own approximately 1,400 designs and patents throughout the world. Of these, we have over 650 active utility and design patents for current and anticipated products in the United States. We own the remaining designs and patents in a number of other countries. The average remaining life of the utility patents in our United States portfolio is approximately 13 years. We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology.

      We have also registered various trademarks and service marks in the United States and other countries. Collectively, we hold registrations for approximately 150 United States and 1,330 foreign trademarks. We have established a global network of intellectual property licenses with our affiliates. We also selectively license our intellectual property to third parties as a revenue source. For example, our Leap® seating technology has been licensed for use in automotive seating, and we are pursuing other licensing for this technology.

      We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any, except the “Brayton”, “Designtex”, “Details”, “Leap”, “Metro”, “Pathways”, “PolyVision”, “Steelcase”, “Vecta” and “Werndl” trademarks.

Distribution and Customer Base

      We primarily sell our products through a network of independent dealers. Each dealership has its own sales force, supported by our sales representatives, who work closely with dealers throughout the sales process. We have historically experienced minimal turnover in our dealer network. No single dealer accounted for more than 2.7% of our consolidated revenue for 2003. The five largest dealers collectively accounted for approximately 11.4% of our consolidated revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a material effect upon our business. However, temporary disruption of dealer coverage within a specific local market due to financial failure or the inability to smoothly transition ownership could temporarily have an adverse impact on our business within the affected market. See Notes 7 and 16 to the consolidated financial statements for further discussion.

      Our largest customer accounted for approximately 0.9% of our consolidated revenue and our five largest customers accounted for approximately 4.0% of consolidated revenue. However, the percentages referenced in the previous sentence do not include revenue from, various government agencies and other entities purchasing under the General Services Administration (“GSA”) contract, which in the aggregate accounted for approximately 2.0% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-user customers, the loss of which would have a material effect upon our business.

      Historically, our business experiences slight seasonality with the second and third quarter revenue levels higher than first and fourth quarter revenue levels. This seasonal trend was not as evident during the office furniture industry recession of the past two years.

Competition

United States and Canada

      The United States and Canadian office furniture markets are highly competitive, with a number of competitors offering similar product categories. We have held the position as the revenue leader in our industry for over 25 years. In this market, companies compete on price, delivery and service, product design and features, product quality, strength of dealers and other distributors, and relationships with customers. Our most significant competitors are Haworth, Inc., Herman Miller, Inc., Hon Industries Inc., and Knoll, Inc. Together with Steelcase, these companies represent approximately 55% of the market share of the United States office furniture market.

International

      The international office furniture market is highly competitive and fragmented. We compete with many different local or regional manufacturers in many different markets. In most cases, these competitors focus their strengths on selected product categories. We also compete with certain North American based competitors. No single company competes with us in all markets.

Environmental Matters

      We are subject to a variety of federal, state, local and foreign laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment (“Environmental Laws”). Subject to the matters noted below and under Item 3, Legal Proceedings, we believe our operations are in substantial compliance with all Environmental Laws. Additionally, we do not believe that existing Environmental Laws and regulations have had or will have any material effects upon the capital expenditures, earnings or competitive position of the Company.

      On June 18 and 19, 2002, the United States Environmental Protection Act (“EPA”) and Michigan Department of Environmental Quality (“MDEQ”) conducted an inspection of the energy centers and certain other air emission sources at the Steelcase facilities in Kentwood and Grand Rapids, Michigan. Following the inspection, the EPA requested stack testing of emissions from the two energy centers. Those tests were conducted in January and February 2003. Based on the results of those tests, MDEQ requested additional stack testing at the Grand Rapids energy center, which was completed during the week of April 28, 2003. MDEQ requested the additional testing to confirm compliance with air emission permit requirements because of anomalous results for sulfur dioxide and nitrogen oxide in portions of the initial test run. Steelcase believes those anomalous results were caused by a supplier providing coal not meeting Steelcase’s purchase specifications. No penalties, costs or assessments have been sought and cannot be estimated at this time. While Steelcase believes the April stack testing will verify compliance, it is possible that a notice of violation and attendant penalties or other costs still could be sought by MDEQ or EPA based on the anomalous test results in February.

      Steelcase’s Metropolitan Furniture subsidiary located in Oakland, CA recently identified an air permit emission exceedence and reported it to the Bay Area Air Quality Management District (“BAAQMD”). We have not yet received a response from the BAAQMD. It is possible that it will issue a notice of violation and that penalties or other costs could be associated with that notice. Any potential penalties or costs cannot be estimated at this time.

      Under certain Environmental Laws, Steelcase could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. Steelcase is a party to, or otherwise involved in, legal proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws. Based on our information regarding the nature and volume of wastes allegedly disposed or released at these properties, the number of other financially viable potentially responsible parties and the total estimated cleanup costs, we do not believe that the costs to us associated with these properties will be material, either individually or in the aggregate. The Company has established reserves we believe are adequate to cover our anticipated remediation costs at these sites. However, certain events could occur that would cause actual costs or losses to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations and/or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing towards cleanup costs.

Employees

      As of February 28, 2003, Steelcase employed more than 16,000 employees, including approximately 9,300 hourly, 6,000 salaried and 650 temporary employees. About 11,900 employees are located in the United States, Canada and Mexico, approximately 5.0% of which are covered by collective bargaining agreements in the United States.

Available Information

      Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, will be made available, free of charge, at our Internet website at www.steelcase.com, as soon as reasonably practicable after we electronically file such reports with or furnish them to the Securities and Exchange Commission. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

Item 2.     Properties:

      The Company, including joint ventures, has operations at locations throughout the United States and around the world, including manufacturing facilities in Belgium, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Malaysia, Mexico, Morocco, Portugal, Saudi Arabia, Spain and the United Kingdom. Our office, showroom, manufacturing and distribution facilities total approximately 25 million square feet, of which approximately 5.5 million square feet are leased. We believe our facilities are in good operating condition and sufficient to meet current volume needs and future volume increases. Due to restructuring and plant rationalizations over the past several years, we are currently holding for sale several facilities that are no longer in use. These facilities are reported as Real Estate Held for Sale on our Consolidated Balance Sheets. Our principal office, manufacturing and distribution facilities (300,000 square feet or larger) are listed below:

	Business	Approximate	Owned or
Location	Segment	Square Footage	Leased	Description of Use

Grand Rapids, Michigan, U.S.A.	North America	3,982,000	Owned	Manufacturing(1)
Kentwood, Michigan, U.S.A.	North America	2,341,000	Owned	Manufacturing(2)
Strasbourg, France	International	929,300	Owned	Manufacturing
Kentwood, Michigan, U.S.A.	North America	914,000	Owned	Distribution Center
Fletcher, North Carolina, U.S.A.	North America	895,000	Owned	Manufacturing
Athens, Alabama, U.S.A.	North America	889,400	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A.	North America	748,000	Owned	Miscellaneous(3)
Markham, Ontario, Canada	North America	713,000	Owned	Manufacturing
Grand Rapids, Michigan, U.S.A.	North America	629,400	Owned	Distribution Center
Rosenheim, Germany	International	616,300	Owned	Manufacturing
Gaines Township, Michigan, U.S.A.	North America	600,000	Owned	Manufacturing
Gaines Township, Michigan, U.S.A.	Other	599,000	Owned	Corporate Development Center
Lowell, Michigan, U.S.A.	Other	480,000	Owned	Manufacturing
City of Industry, California, U.S.A.	North America	449,000	Leased	Manufacturing
Durlangen, Germany	International	416,700	Leased	Manufacturing
Grand Rapids, Michigan, U.S.A.	Other	383,000	Owned	Corporate Headquarters
Madrid, Spain	International	362,000	Owned	Manufacturing
New Paris, Indiana, U.S.A.	North America	320,000	Owned	Manufacturing
Grand Prairie, Texas, U.S.A.	SDP	320,000	Owned	Manufacturing

(1)	Includes four facilities ranging from 867,000 square feet to 1,269,000 square feet.

(2)	Includes three facilities ranging from 666,000 square feet to 886,000 square feet.

(3)	Approximately 175,000 square feet is currently utilized for distribution, 150,000 square feet for showroom, 58,000 square feet for manufacturing, 64,000 square feet for our Corporate Learning and Development Center and the balance for commercial leasing.

Item 3.     Legal Proceedings:

      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we believe we are not a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

      Notwithstanding the above, in addition to the energy center issues noted under Environmental Matters, an additional issue was identified during the February stack tests at the Grand Rapids energy center, when the diameter of the exhaust stack was questioned. The interior diameter of the stack was measured on April 10, 2003 and was found to be wider than the diameter specified in the permit. In 1984, the stack height was increased when another boiler was added to the energy center. At that time, a larger diameter-reducing cone replaced the existing cone. On April 24, 2003, MDEQ issued a letter of violation based on the non-compliant stack diameter. Steelcase is conducting emission modeling work to determine whether the difference in stack diameter has any effect on compliance with permit emission limits. No penalties, costs or assessments have been sought and cannot be estimated at this time. The modeling may show that the larger diameter-reducing cone does not effect emissions, however, penalties and other costs still could result from the notice of violation regardless of the emission modeling results.

      For a description of other matters relating to our compliance with applicable environmental laws, rules and regulations, see Environmental Matters in Item 1 of this Report.

Item 4.     Submission of Matters to a Vote of Security Holders:

      None.

Item 4(a).     Executive Officers of the Registrant:

Name	Age	Position

Mark A. Baker	43	Senior Vice President, Operations
Robert W. Black	43	President, International
Jon D. Botsford	48	Senior Vice President, Secretary and Chief Legal Officer
Mark T. Greiner	51	Senior Vice President, WorkSpace Futures
James P. Hackett	48	President and Chief Executive Officer
Nancy W. Hickey	51	Senior Vice President, Global Strategic Resources and Chief Administrative Officer
James P. Keane	43	Senior Vice President, Chief Financial Officer
Michael Love	54	President and Chief Executive Officer, Steelcase Design Partnership
Frank H. Merlotti, Jr.	52	President, Steelcase North America

      Mark A. Baker has been Senior Vice President, Operations since November 2001. Mr. Baker served as Vice President, Manufacturing Operations from March to November 2001. From 1999 to 2001, Mr. Baker served as Vice President, Marketing. From 1998 to 1999 Mr. Baker served as Vice President and General Manager, Turnstone. From 1995 to 1998, Mr. Baker served as Vice President, Product Marketing.

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

      Mark T. Greiner has been Senior Vice President, WorkSpace Futures since November 2002. Mr. Greiner was Senior Vice President, Research & Development, Concepts and Ventures from 2001 to 2002. From 1999 to 2001, Mr. Greiner held the position of Senior Vice President, Global E-Business and Chief Information Officer. Mr. Greiner served as Vice President, Chief Information Officer from 1996 to 1999.

      James P. Hackett has been President, Chief Executive Officer and Director of the Company since December 1994. Mr. Hackett also serves as a Board Member to Northwestern Mutual Life Insurance Company and Fifth Third Bancorp.

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

      James P. Keane has been Senior Vice President, Chief Financial Officer since April 2001. Mr. Keane served as Senior Vice President, Finance and Corporate Strategy from February to April 2001. From 1999 to 2001, Mr. Keane served as Senior Vice President, Corporate Strategy, Research and Development. Mr. Keane served as Vice President, Corporate Strategy, Research and Development from 1997 to 1999.

      Michael Love has been President and Chief Executive Officer, Steelcase Design Partnership since May 2000. Mr. Love was president of Vecta, a division of Steelcase, from 1994 to 2000.

      Frank H. Merlotti, Jr. has been President, Steelcase North America since September 2002. From 1999 to 2002, Mr. Merlotti was President and Chief Executive Officer of G&T Industries, a manufacturer and distributor of fabricated foam and soft-surface materials. Mr. Merlotti was President and Chief Executive Officer of Metropolitan Furniture Corporation, a subsidiary of Steelcase, from 1991 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters:

      The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is neither registered under the Securities Act of 1933 nor publicly traded. See Note 12 to the consolidated financial statements for further discussion of our common stock. As of May 1, 2003, we had outstanding 43,181,532 shares of Class A Common Stock with 11,926 shareholders of record and 104,431,465 shares of Class B Common Stock with 188 shareholders of record.

	First	Second	Third	Fourth
Class A Common Stock Price Range	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
High	$17.65	$16.10	$13.80	$11.27
Low	$15.02	$12.39	$8.55	$8.96

Fiscal 2002
High	$14.40	$15.40	$13.75	$15.81
Low	$11.35	$11.95	$11.75	$12.90

      The declaration and payment of dividends are subject to the discretion of the Board and to compliance with applicable law. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time.

Total Dividends Paid
(in millions)

Fiscal 2003	$35.4
Fiscal 2002	$57.5

Item 6.     Selected Financial Data:

Financial Highlights
(in millions, except per share	February 28,	February 22,	February 23,	February 25,	February 26,
and percentage of revenue data)	2003 (1)	2002	2001	2000 (2)	1999

Operating Results
Revenue	$2,586.9	$3,089.5	$4,049.0	$3,474.8	$2,873.3
Revenue increase (decrease)	(16.3)%	(23.7)%	16.5%	20.9%	(0.4)%
Gross profit	$746.4	$933.4	$1,308.7	$1,130.9	$1,008.4
Gross profit—% of revenue	28.9%	30.2%	32.3%	32.5%	35.1%
Operating income (loss)	$(53.2)	$19.7	$306.4	$274.5	$325.9
Operating income (loss)—% of revenue	(2.0)%	0.6%	7.6%	7.9%	11.3%
Net income (loss) before cumulative effect of accounting change	$(36.2)	$1.0	$193.7	$184.2	$221.4
Net income (loss) before cumulative effect of accounting change — % of revenue	(1.4)%	0.0%	4.8%	5.3%	7.7%
Cumulative effect of accounting change(3)	$(229.9)	—	—	—	—
Net income (loss)	$(266.1)	$1.0	$193.7	$184.2	$221.4
Net income (loss)—% of revenue	(10.3)%	0.0%	4.8%	5.3%	7.7%
Share and Per Share Data
Earning (loss) before cumulative effect of accounting change:
Basic	$(0.24)	$0.01	$1.30	$1.21	$1.44
Diluted	$(0.24)	$0.01	$1.29	$1.21	$1.44
Cumulative effect of accounting change	$(1.56)	—	—	—	—
Earnings (loss) after cumulative effect of accounting change:
Basic	$(1.80)	$0.01	$1.30	$1.21	$1.44
Diluted	$(1.80)	$0.01	$1.29	$1.21	$1.44
Dividends — common stock	$0.24	$0.39	$0.44	$0.44	$0.41
Financial Condition
Working capital	$311.6	$208.9	$319.8	$200.1	$290.6
Total assets	$2,342.2	$2,967.5	$3,157.0	$3,037.6	$2,182.5
Long-term debt	$294.2	$433.6	$327.5	$257.8	—

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.
(2)	As of March 31, 1999 Steelcase S.A. became a wholly owned subsidiary, the results of which are included in our consolidated statements.
(3)	Cumulative effect of accounting change relates to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. See Note 8 to the consolidated financial statements for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

      The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included within this Form 10-K.

Current Business Overview

      The office furniture industry has experienced about a 35% decline in shipments over the past two years in the United States, as reported by the Business and Institutional Furniture Manufacturer’s Association International (“BIFMA”), primarily caused by reduced business capital spending. We implemented specific financial strategies to manage through the industry downturn aimed at reducing our breakeven point, improving our cash flow and strengthening our balance sheet. We implemented several operational, organizational and financial restructuring activities in 2003 including:

•	Lowered fixed and variable costs through actions which included reducing our global workforce approximately 22% for the year (and approximately 40% since 2001).

•	Sold $289.4 million of leased assets for proceeds of $302.0 million.

•	Reduced capital expenditures by focusing on shorter payback projects.

•	Consolidated manufacturing operations to reduce excess capacity.

•	Outsourced certain non-core manufacturing operations and other activities.

•	Closed or divested certain non-strategic operations not meeting financial return targets.

•	Sold certain non-strategic and redundant fixed assets.

•	Continued implementation of lean principles in our manufacturing operations.

•	Leveraged investments in enterprise resource planning (ERP) software systems to integrate order fulfillment processes.

•	Launched new user-centered products.

      Because sales volume fell faster than we could capture the benefits from the actions listed above, we reported a loss for 2003. However, because of these actions our quarterly breakeven revenue is approximately 25% lower than it was almost two years ago at a level of approximately $590 million, and we earned a profit in Q4 2003.

      Cash flow from operating and investing activities improved as we sold leased assets and controlled capital expenditures. We used our improved cash flow to strengthen our balance sheet. We increased our cash balance while reducing debt to its lowest level in nearly four years.

Financial Summary

Results of Operations

	Year Ended

(in millions, except data as a
percentage)	February 28,		February 22, 2002		February 23, 2001
	2003 (1)

Revenue	$2,586.9	100.0%	$3,089.5	100.0%	$4,049.0	100.0%
Cost of sales	1,840.5	71.1	2,156.1	69.8	2,740.3	67.7

Gross profit	746.4	28.9	933.4	30.2	1,308.7	32.3
Operating expenses	799.6	30.9	913.7	29.6	1,002.3	24.7

Operating income (loss)	(53.2)	(2.0)	19.7	0.6	306.4	7.6
Non-operating items, net	(6.0)	(0.2)	(21.0)	(0.7)	(2.7)	(0.1)

Income (loss) before taxes	(59.2)	(2.2)	(1.3)	(0.1)	303.7	7.5
Income tax provision (benefit)	(22.2)	(0.8)	(1.5)	(0.1)	110.9	2.7
Equity in net income of joint ventures and dealer transitions	0.8	—	0.8	—	0.9	—

Net income (loss) before cumulative effect of accounting change	(36.2)	(1.4)%	1.0	0.0%	193.7	4.8%
Cumulative effect of accounting change	(229.9)	(8.9)	—	—	—	—

Net income (loss)	$(266.1)	(10.3)%	$1.0	0.0%	$193.7	4.8%

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

Overview

      Despite an additional shipping week during the fourth quarter, revenue declined 16.3% in 2003 compared to 2002 following a decline of 23.7% from 2001 to 2002. Our PolyVision Corporation and Custom Cable Industries acquisitions, both completed in the second half of fiscal 2002, contributed $132.8 million to our total revenue in 2003. The dealer acquisition completed during 2003 contributed $24.3 million to our total revenue. Fiscal 2001 revenue was a record $4,049.0 million and reflected the impact of acquisitions and growth across most business segments, product categories and geographies.

      We took aggressive steps to reduce costs, which helped to limit our losses in 2003. Including non-recurring items, we lowered total costs 14.0% from 2002 levels and 18% from 2001 to 2002. The actions we took to reduce costs in 2003 included a 22% reduction in workforce (or approximately 4,100 temporary, part-time and full-time hourly and salaried positions); reduced spending on items such as capital, travel and outside services; and facility rationalizations and process reengineering. Lower profits led to lower variable compensation, including reduced bonuses and retirement contributions.

      We recorded a net operating charge for non-recurring items, including charges for workforce reductions and restructuring, totaling $50.6 million pre-tax in 2003 compared to $50.3 million in 2002 and $23.9 million in 2001.

Non-recurring charges in 2003 consisted of $35.6 million in severance charges for North America and SDP workforce reductions completed or underway, a $12.4 million charge for business exit costs, $17.8 million for International restructuring and severance costs, offset by a $15.2 million curtailment gain related to our post-retirement medical and pension benefit plans. See further discussion of non-recurring items in the Segment Disclosure analysis below.

      Despite significant cost reduction actions undertaken in 2003, the impact of lower revenue on fixed cost absorption and non-recurring items caused operating margins to decline and resulted in us reporting a net loss of $36.2 million before the cumulative effect of accounting change.

      Beginning in 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires companies to discontinue amortizing goodwill and test goodwill annually to determine whether it is impaired. At the beginning of the first quarter, we recorded a non-cash charge of $170.6 million related to impairment of goodwill in the International segment. At year-end, we recorded a correction of the original calculation resulting in a revised first quarter charge of $229.9 million. See further discussion in Notes 8 and 20 to the consolidated financial statements. The SFAS No. 142 adoption charge had no effect on revenue, operating income, cash flow or income tax expense, thus the pre-tax and after-tax effect of the cumulative effect of the accounting change was the same.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Year Ended

Interest Expense; Other Income (Expense), net; and Income Taxes	February 28,	February 22,	February 23,
(in millions)	203	202	2001

Interest expense	$20.9	$20.5	$18.0

Other income (expense), net:
Interest income	$3.8	$8.3	$8.3
Loss on dealer transitions	(8.3)	(11.0)	(24.7)
Gain on disposal of property and equipment	16.4	3.7	26.9
Miscellaneous, net	3.0	(1.5)	4.8

	$14.9	$(0.5)	$15.3

Effective income tax rate	37.5%	n/m	36.5%

      A portion of our debt is attributed to our Financial Services segment and the balance relates to the manufacturing portion of our business. Interest expense related to the Financial Services debt is recorded as an operating expense. Interest expense related to the debt attributed to the manufacturing portion of our business is recorded as a non-operating expense and is shown above. Accordingly, non-operating interest expense was not affected by the significant decrease in Financial Services debt in 2003. Debt related to the manufacturing portion of our business remained fairly stable during 2003; thus, non-operating interest expense was comparable to 2002. Interest expense in 2002 increased from 2001 due to an increase in our operating business debt, primarily from increased borrowings related to acquisitions in 2002.

      Interest income declined in 2003 due to lower average investments outstanding and lower average interest rates.

      Losses on dealer transitions relate to uncollectible funds loaned to dealers to finance ownership changes. During 2003, we recognized losses on dealer transitions primarily related to two International dealers that have been significantly affected by the office furniture recession in their markets. We are working with these dealers to restructure their business and improve their performance. These losses do not include write-offs of receivables that have arisen as a result of product sales. Charges for write-offs associated with trade receivables from these affiliates are recorded as operating expenses.

      During 2002 and 2001, we recognized losses on dealer transitions primarily related to two North America dealers whose operating results deteriorated due to a significant decline in business activity in their local market and several other performance issues. As a result, these dealers were restructured and ownership was transitioned to new dealer principals.

      We carefully monitor the financial condition of dealers in ownership transition. Most of the dealers that have transition financing from Steelcase have successfully reduced costs and taken other steps to manage through the downturn. Some individual dealers are facing difficult financial challenges. We believe our reserves adequately reflect these credit risks. However, if these dealers experience prolonged or deepening reduction in revenues, the likelihood of losses would increase and we would record additional charges or reserves, as necessary.

      The non-recurring gain on the disposal of property and equipment primarily related to the sale of our Tustin, California manufacturing facility following the relocation of the operations to a smaller, more efficient facility. We received net proceeds of $35.7 million and recorded a gain of $15.1 million. In 2001, we generated a gain of $26.9 million on disposal of property and equipment, which was primarily related to the sale of two non-income producing real estate assets.

      Our income tax expense is a function of actual taxable income earned by the Company in different countries, the tax rates in various countries and tax planning strategies we implement. We expect these strategies to result in a long-term effective tax rate of between 36.0% and 38.0%. Because of our reduced tax liability, resulting from our lower pre-tax income and consistent level of permanent tax items, our effective tax rate in 2002 was not meaningful.

Segment Disclosure

      See more information regarding segments in Part I Item 1 and Note 17 of the consolidated financial statements included with this Report.

      Certain tables included in this section contain various non-GAAP (Generally Accepted Accounting Principles) financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Income, Balance Sheets or Statements of Cash Flows of the Company. Pursuant to the requirements of Regulation G, each non-GAAP measure (those measures excluding non-recurring items) is immediately preceded with the most directly comparable GAAP measure, and the difference in all cases is the exclusion of items the Company considers “non-recurring” due to their nature, size or infrequency. Those items included as non-recurring are identified in the discussion following each table. Each non-GAAP financial measure is presented because we monitor our business operations using this information, based on our belief that it provides an important insight into operating results and trends.

North America

	Year Ended

Income Statement Data—North America	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue	$1,497.9	$1,930.0	$2,651.4
Gross profit percentage	24.5%	26.0%	29.4%
Gross profit percentage, excluding non-recurring items	24.5%	27.0%	29.7%
Operating expenses	$386.6	$450.8	$536.0
Operating expenses, excluding non-recurring items	$365.9	$440.1	$521.6
Operating expense percentage	25.8%	23.4%	20.2%
Operating expense percentage, excluding non-recurring items	24.4%	22.8%	19.7%
Operating income (loss)	$(19.1)	$51.6	$242.3
Operating income, excluding non-recurring items	$1.3	$81.3	$266.2
Operating income (loss) percentage	(1.3)%	2.7%	9.1%
Operating income percentage, excluding non-recurring items	0.1%	4.2%	10.0%

      Despite an additional shipping week during the fourth quarter, revenue in 2003 declined more than 22% in the North America segment following about a 27% decline from 2001 to 2002, and reflecting a sharper decline than in any of our other manufacturing segments. North America’s largest customers dramatically reduced business capital spending during the past two years, resulting in a decline in revenue in seven of the last eight quarters, reaching its lowest level in Q4 2003.

      The decline in gross margins was primarily due to the following factors:

•	Underabsorption of fixed overhead related to excess plant capacity.

•	Inefficiencies resulting from operating individual plants at less than 50% capacity.

      As volume declined during the year, North America took additional steps to reduce cost of goods sold. North America reduced hourly and salaried manufacturing workforce, rationalized and consolidated facilities, continued to implement lean manufacturing and captured savings from strategic sourcing initiatives. However, the benefits from these actions did not fully offset the underabsorption of fixed manufacturing overhead. Overhead costs, such as depreciation, utilities, maintenance and other fixed costs, do not vary directly with revenue and cannot be reduced quickly. In addition, when plants operate far below their capacity, indirect labor activities, such as material handling, inventory management and general supervision, may increase as a percentage of revenue. North America is taking steps to further rationalize and consolidate operations to improve efficiency. For example, in Q3 2003 we began consolidating two Grand Rapids, Michigan plants, which we expect to complete in fiscal 2004. Non-recurring items included within 2003 cost of goods sold totaled a net gain of $0.3 million. This amount primarily consisted of workforce severance costs of $9.9 million netted against post-retirement medical and pension benefits curtailment gains of $10.2 million.

      Operating expenses decreased almost 30% since 2001. This decrease is a result of salaried workforce reductions, restructuring activities and reductions in discretionary and external spending, including elimination of all bonuses and reduction of retirement contributions. Non-recurring items included within 2003 operating expenses totaled a net charge of $20.7 million. This amount primarily consisted of severance and workforce reduction costs of $24.9 million offset by a gain of $4.2 million for post-retirement medical and pension benefits curtailment.

      We maintain loss reserves related to dealer trade receivables, and we carefully monitor the financial condition of these dealers. Generally, Steelcase dealers in North America have successfully reduced costs and taken other steps to manage through the downturn. We have processes that allow us to monitor and react quickly to changes in credit quality of our dealers. We believe our reserves adequately reflect these credit risks. However, if these dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Year Ended

Income Statement Data—Steelcase Design Partnership	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue	$291.2	$330.5	$442.2
Gross profit percentage	38.1%	39.5%	36.2%
Gross profit percentage, excluding non-recurring items	38.1%	39.5%	36.2%
Operating expenses	$96.4	$106.8	$125.9
Operating expenses, excluding non-recurring items	$95.0	$105.6	$125.9
Operating expense percentage	33.1%	32.3%	28.5%
Operating expense percentage, excluding non-recurring items	32.6%	32.0%	28.5%
Operating income	$14.5	$23.7	$34.1
Operating income, excluding non-recurring items	$15.9	$24.9	$34.1
Operating income percentage	5.0%	7.2%	7.7%
Operating income percentage, excluding non-recurring items	5.5%	7.5%	7.7%

      Despite an additional shipping week during the fourth quarter, revenue for our SDP segment declined almost 12% in 2003 following a nearly 25% decline in 2002. The shutdown of an under-performing business in this segment accounted for $26.6 million of the revenue decline from 2001 to 2002. For the two-year period, excluding the revenue of the shutdown business, the decline for SDP was approximately 30% and was less than our consolidated decline of nearly 36%. SDP revenue is generally less dependent on large project orders and is less affected by declines in business capital spending due to its differentiated, design-oriented product portfolio and focus on niche applications.

      SDP margins are higher than our other manufacturing segments’ margins. Margins were relatively stable over the past two years because the cost structure of the SDP companies adjusts more quickly to changes in demand given their higher variable costs and lower fixed costs. Accordingly, the significant decline in revenue had less impact on SDP’s fixed cost absorption. Margins in 2001 were approximately 40%, excluding the shutdown business’s negative gross margin of $7.8 million.

      Despite salaried workforce reductions of approximately 30% in the past two years, as well as other cost reduction efforts, operating expenses increased as a percentage of revenue. Essentially, revenue declined faster than the reduction in fixed costs. Operating expenses included non-recurring charges of $1.4 million in 2003 and $1.2 million in 2002 related to workforce reductions.

      SDP initiatives completed during 2003 to reduce costs included:

•	The merging of DesignTex and J.M. Lynne into one company now referred to as The Designtex Group. Duplicated selling, administrative and distribution processes, as well as excess facilities, were consolidated, streamlined and/or eliminated.

•	The consolidation of Brayton’s manufacturing operations from four facilities into one.

•	The relocation of Metropolitan Furniture’s operations to a new, lower cost leased facility.

International

	Year Ended

Income Statement Data—International	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue	$485.9	$596.9	$732.4
Gross profit percentage	27.6%	27.8%	32.9%
Gross profit percentage, excluding non-recurring items	29.8%	29.6%	32.9%
Operating expenses	$161.2	$201.0	$202.7
Operating expenses, excluding non-recurring items	$154.1	$193.3	$202.7
Operating expense percentage	33.2%	33.7%	27.7%
Operating expense percentage, excluding non-recurring items	31.7%	32.4%	27.7%
Operating income (loss)	$(27.1)	$(35.1)	$38.5
Operating income (loss), excluding non-recurring items	$(9.3)	$(16.6)	$38.5
Operating income (loss) percentage	(5.6)%	(5.9)%	5.3%
Operating income (loss) percentage, excluding non-recurring items	(1.9)%	(2.8)%	5.3%

      International revenue declined over 18% in each of the past two years due to the global nature of the economic recession. While the timing of the recession varied from market to market, all of our major markets were affected. Revenue for our International segment hit its lowest point in Q1 2003 with sequential quarter improvements throughout subsequent quarters, partially attributable to the translation effect of the strengthening of the euro versus the U.S. dollar in the latter half of 2003.

      Following the initial volume-driven decline in gross margins in 2002, International gross margins remained relatively flat in 2003 for the following reasons:

•	International implemented social plans and workforce reduction efforts launched in 2002, which resulted in a 27% reduction of manufacturing related workers over the last two years.

•	International completed the divestiture of two under-performing businesses in Q1 2003, both of which generated negative margins in 2002.

•	International implemented additional cost reduction efforts and continued to pursue lean manufacturing initiatives.

      The decline in gross margins from 2001 to 2002 was primarily related to underabsorption of overhead due to the decrease in revenue.

      Included in cost of sales were non-recurring restructuring charges for workforce reductions and asset impairments of $10.7 million in 2003 and $10.8 million in 2002.

      Compared to 2002, operating expenses decreased both in absolute terms and as a percent of revenue during 2003. The decrease can be attributed to a $13.0 million reduction in charges related to dealer credit issues, a $7.7 million reduction in amortization expense due to the change in accounting for goodwill, and cost reductions related to restructuring activities completed during 2002 and 2003, including workforce reductions. Operating expenses included non-recurring restructuring charges of $7.1 million in 2003 and $7.7 million in 2002 for workforce reductions and the impairment of assets to be sold.

      Economic conditions in certain countries continue to put pressure on some of our dealers. We continue to carefully monitor the financial condition of dealers for changes in credit quality. We believe our reserves adequately reflect these credit risks. However, if dealers experience a prolonged or deepening reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Financial Services

	Year Ended

Income Statement Data—Financial Services	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue	$32.3	$79.6	$78.2
Net financing margin	9.5	17.3	16.7
General and administrative expenses	9.1	6.8	8.7
Non-recurring items	0.5	—	—
Operating income (loss)	(0.1)	10.5	8.0

      Beginning in Q1 2004, we will adopt a new strategy for Financial Services in which we continue to originate leases for customers and will earn an origination fee for that service, but use a third party to provide lease funding. As a result, we will no longer have credit or residual risk related to those leases.

      As we were developing this new funding strategy during 2003, we sold a substantial portion of our lease portfolio with a book value of $289.4 million for proceeds of $302.0 million. After settling interest rate hedges related to these leases and transaction costs, we recorded a net gain of $0.8 million. As a result of the sale of these leased assets and a decline in leasing activity due to the overall industry recession, revenue declined 59% in 2003. The decline in revenue and increases in lease credit reserves resulted in a $10.6 million decline in Financial Services operating income in 2003, including non-recurring severance charges of $0.5 million.

      The remaining leases, with a gross receivable value of $151.7 million, fall into four different categories. The leases in each category are collateralized by the related furniture. The first category includes leases that may be sold in the coming year. The second category includes leases with credit qualities that have fallen since they were first originated. We do not believe we can sell the leases in this category economically. These lease customers are current on payments and we expect to work these balances down over time. The third category includes leases that are less marketable because they include service contracts and will likely be held to the end of the lease term. Finally, the fourth category includes leases with a net investment value of $16.1 million which are not current because these customers are experiencing financial difficulty. Reserves against the lease portfolio totaled $12.0 million at February 28, 2003, $7.1 million at February 22, 2002 and $9.1 million at February 23, 2001. We continue to monitor all four categories of leases and we believe our reserves adequately reflect the current credit risk.

      Our ten largest lease customers make up $72.4 million of gross lease receivables. If Financial Services was to experience further defaults related to larger leases, it is likely significant increases in reserves would be necessary. See Notes 5 and 6 of the consolidated financial statements for further discussion regarding Financial Services activity. See Note 16 for discussion of concentration of credit risk related to the Financial Services segment.

      In the future, Financial Services will no longer be reported as a separate segment since its results and asset base are below the threshold requirements. In future filings, Financial Services will be included with the “Other” category.

Other

	Year Ended

Income Statement Data—Other	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue	$279.6	$152.5	$144.8
Operating loss	(21.4)	(31.0)	(16.5)
Operating loss, excluding non-recurring items	(10.9)	(30.1)	(16.5)

      As mentioned in Part I Item 1, our Other category includes the operating companies of PolyVision, IDEO and Attwood and miscellaneous revenue and expenses from unallocated corporate expenses and ventures. The operating companies contributed revenue of $275.9 million in 2003, $147.4 million in 2002 and $139.2 million in 2001. The significant increase from 2002 to 2003 was largely due to the acquisition of PolyVision in late 2002.

      The operating companies generated operating income totaling $14.3 in 2003, $1.0 in 2002 and $8.4 million in 2001. The significant increase from 2002 to 2003 primarily related to improved results reported by IDEO. The decrease in operating income of the companies from 2001 to 2002 was primarily related to decreased volume.

      More than 85% of corporate expenses which represent shared services are charged to the operating segments as part of a corporate allocation. The unallocated portion of these expenses is considered general corporate costs and is reported within the Other category. Revenue and costs of exploring new business opportunities within new market niches or areas related to, but not part of, our core business activities are considered ventures, and are reported in the Other category.

      Net non-recurring items totaling $10.5 million were included in 2003 results and primarily consist of $8.0 million of business exit costs related to a venture. In 2002, non-recurring charges were $0.9 million for workforce reductions.

Liquidity and Capital Resources

      We generated positive cash flow from both operating and investing activities in 2003. As of February 28, 2003, our financial position included cash, cash equivalents and short-term investments of $131.1 million. These funds, in addition to cash generated from future operations, lease sales and available and future credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

      Total consolidated debt as of February 28, 2003 was $324.2 million, consisting of $150.0 million that related to our Financial Services segment and $174.2 million that related to our other business segments. Our consolidated debt to capital ratio was 20.5% at year-end. Total debt as of February 28, 2003 was $269.5 million less than the prior year. Debt was reduced primarily through proceeds from the sales of leased assets. Of our total consolidated debt, $249.0 million is in the form of five-year term notes maturing in fiscal 2007.

      Of the $30.0 million of debt payments due in 2004 (as presented in the contractual obligations table within this section), $18.7 million relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 3.66% to 7.30%. The remaining $11.3 million balance relates to United States dollar notes payable obligations with interest rates ranging from 5.96% to 8.21%. Our long-term debt rating is BBB from Standard & Poor’s and Baa3 from Moody’s Investor Service.

      Our total liquidity facilities as of February 28, 2003 were:

(in millions)	Amount

Global bank facilities:
364-day tranche	$200.0
3-year tranche	200.0

Total committed global multi-currency facility	400.0
Various uncommitted lines	137.5

Total credit lines available	537.5
Less: borrowings outstanding	8.2

Available capacity	$529.3

      The global bank facility originally served as a backstop to a multi-currency commercial paper program. We have not accessed the commercial market since May 2002 and no longer maintain a short-term rating. We allowed the 364-day $200 million tranche of the bank facility to expire in April 2003 and expect to replace the remaining 3-year tranche with a new facility by June 2003. We expect the new facility to be sized between $200-$300 million.

      Certain of our financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, and a minimum interest coverage ratio covenant. As a result of the correction of the goodwill impairment charge, as discussed earlier, we were not in compliance with the minimum net worth covenant as of February 28, 2003. This affected our global bank facility, our two term facilities and, through a cross-default provision, our aircraft operating lease. There was $94.1 million in obligations under the affected facilities, including $45.4 under the two term facilities and $48.7 million under the aircraft operating lease. There were no obligations outstanding under the global bank facility. The global bank facility lenders approved a waiver of that covenant through June 2003, at which time we expect to have our new facility in place. This waiver automatically remedied the non-compliance with the aircraft lease. We secured a waiver and an amendment of the affected covenant related to the two term facilities.

      The Company has commitments related to certain sales offices, showrooms, and equipment under non-cancelable operating leases that expire at various dates through 2018. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligation table below.

      The aircraft lease is a synthetic lease structure that was put in place in May 2000. The synthetic lease structure provides us with access to funding through a commercial paper facility. For accounting purposes, we have classified the lease as an operating lease and minimum future payments of $9.6 million with respect to this lease are included in the contractual obligations table below. The remaining lease balance including residuals is $48.7 million. Under FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, it is reasonably likely that the lessor will be consolidated in our consolidated balance sheet at the end of Q3 2004. The aircraft will be capitalized as part of our assets and related lease balance will be recorded as our debt. See Note 16 to the consolidated financial statements for further information.

	Payments Due by Period

Contractual Obligations		Less than	1-3	3-5	After 5
(in millions)	Total	1 year	years	years	years

Long-term debt and short-term borrowings	$324.2	$30.0	$34.4	$259.8	—
Operating leases	$249.9	$44.3	$67.8	$41.5	$96.3

Cash Flow

      Our cash and cash equivalents increased by $59.5 million in 2003 to a balance of $128.9 million at February 28, 2003.

Cash provided by operating activities

	Year Ended

Cash Flow Data—Operating Activities	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Net income (loss)	$(266.1)	$1.0	$193.7
Depreciation and amortization	157.0	172.4	162.5
Cumulative effect of accounting change	229.9	—	—
Restructuring charges, net	(3.3)	21.7	—
Changes in operating assets and liabilities	(50.2)	123.5	(114.3)
Other, net	(28.8)	(2.3)	(32.1)

Net cash provided by operating activities	$41.8	$294.6	$209.8

      We generated net cash from operating activities of $41.8 million in 2003, compared to $294.6 million in 2002.

      Although there was a year-to-year decline in net income before the cumulative effect of the accounting change, most of the year-to-year change in cash generated from operating activities is reflected in changes in operating assets and liabilities.

      In 2002, operating assets less operating liabilities decreased by $123.5 million. The dramatic reduction in revenue from Q4 2001 to Q4 2002 drove a similar decline in receivables, inventories and payables, which is reflected in this line.

      In 2003, the reduction in revenue was not as dramatic, and we saw a relatively small decline in receivables and inventories, net of payables, before translation adjustments. However, there was a substantial net increase in other operating assets, net of other operating liabilities. This increase was caused by a curtailment of the post-retirement medical and pension benefit plans and reductions in other employee benefit liabilities related to reduction in force. We also used cash during 2003 for restructuring costs that had been accrued during 2002.

      The 2003 reduction in cash reflected in “Other, net” relates to an increase in deferred taxes because of deferred taxable losses on leased asset sales and an increase in foreign tax loss carryforwards. The 2002 “Other, net” reduction in cash was net of addbacks related to non-cash losses and write-offs related to asset dispositions included in net income in that year.

Cash provided by (used in) investing activities

	Year Ended

Cash Flow Data—Investing Activities	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Capital expenditures	$(76.5)	$(123.0)	$(260.5)
Proceeds from the sales of leased assets	302.0	—	—
Proceeds from the disposal of fixed assets	55.6	18.7	179.3
Net (increase) decrease in notes receivable and leased assets	18.0	77.7	(130.9)
Acquisitions, net of cash acquired, and business divestitures	(2.9)	(214.6)	(0.1)
Other, net	20.3	(9.2)	(7.9)

Net cash provided by (used in) investing activities	$316.5	$(250.4)	$(220.1)

      Proceeds from the sales of leased assets and fixed assets were the primary contributors to our net cash provided by investing activities in 2003. See more detail regarding the sales of leased assets in the Financial Services Segment Disclosure section and in Note 6 to the consolidated financial statements included within this Report.

      We reduced capital expenditures approximately 38% in 2003 following an approximate 53% reduction in 2002. The significant reductions in capital spending over the past two years reflect an emphasis on limiting new projects to those that meet key EVA milestones and deliver short payback cost savings or support critical strategic initiatives such as product development. At the end of 2003, our committed capital expenditures totaled $27.1 million and related to numerous equipment, facility and software projects.

      The primary use of cash in investing activities during 2002 was for strategic acquisitions and capital expenditures. Acquisitions included PolyVision Corporation, Custom Cable Inc. and Steelcase Artwright Manufacturing. We experienced a substantial decrease in dealer notes receivable during 2002. Dealers required less working capital because of the downturn in the furniture industry.

      In 2001, we had significant proceeds from the disposal and sale/leaseback of fixed assets, which were partially offset by increased capital expenditures. During 2001, we generated incremental cash by financing certain non-income producing assets through the use of several sale/leaseback arrangements. In addition, we sold other non-income producing assets during the year.

Cash provided by (used in) financing activities

	Year Ended

Cash Flow Data—Financing Activities	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Short-term and long-term debt, net	$(269.9)	$49.5	$81.9
Dividends paid	(35.4)	(57.5)	(65.9)
Common stock issuance (repurchase), net	3.8	(3.9)	(56.5)

Net cash used in financing activities	$(301.5)	$(11.9)	$(40.5)

      Over the past two years, one of our focus points was strengthening our balance sheet. One way we accomplished this was by reducing debt through the cash generated from operating and investing activities.

      We paid common stock dividends of $0.24 per share in 2003, $0.39 per share in 2002, and $0.44 per share in 2001. The dividend rate declared by the Board of Directors was $0.06 per share in each quarter of 2003.

      We issued common stock in 2003 for proceeds of $3.8 million related to the exercise of employee stock options.

	Year Ended

	February 28,		February 22,		February 23,
	2003		2002		2001

Share Repurchase Program
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock	—	$—	0.200	$2.6	1.633	$24.8
Class B Common Stock	—	—	0.143	1.8	1.944	31.8

Total repurchases	—	$—	0.343	$4.4	3.577	$56.6

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during 2003. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Since the inception of our repurchase program, 7.2 million shares have been repurchased for $112.7 million. The reduction in share repurchase activity since 2001 is due in part to a shift towards using excess cash to reduce debt, particularly during the economic downturn.

      Currently, about 27% of our common shares are Class A (tradable) compared to 9% at the time of our initial public offering in February 1998. We do not expect share repurchases to reduce our tradable share float in the long run since we anticipate Class B Common Stock to gradually convert to Class A Common Stock over time.

Critical accounting policies

      Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting policies that typically involve a higher degree of judgments, estimates and complexity are listed and explained below.

Revenue recognition

      Revenue consists substantially of product sales and related service revenues as well as finance revenue associated with our Financial Services segment.

      Product sales are recognized when the product ships. Typically, this is when title and risks associated with ownership have passed. Title passes on delivery, rather than shipment, for less than 3% of product sales. This exception does not have a significant effect on annual revenues or net income. Service revenue is not material.

      Finance revenue consists of interest income from dealer financing and leasing revenue. Interest income is recognized at established interest rates as earned over time. Direct finance lease revenue includes interest earned on the net investments in leased assets, which is recognized over the lease term as a constant percentage return. Operating lease revenue is recognized as income as payments are scheduled to be received over the lease term.

      The recognition of finance revenue is discontinued when, in the opinion of management, the borrower will be unable to meet their scheduled repayments.

Allowance for credit losses

      The allowance for credit losses is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received.

Long-lived assets

      We periodically review the carrying value of our long-lived assets held and used and assets to be disposed of. This review is performed using estimates of future cash flows and/or a market value approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Residual values for lease receivables

      Residual value is an estimate at the inception of the lease term of what fair market value of the leased equipment will be at the end of the lease term. We record and periodically review and adjust residual values based on historical experience and market studies conducted by independent third parties primarily based on the economic life of products, type of products and the availability of a secondary market.

Goodwill

      Goodwill represents the difference between the purchase price and the related underlying tangible net asset values resulting from business acquisitions and is originally stated at cost. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. As discussed in Note 2 to the consolidated financial statements, if the estimated fair value is less than the carrying value, goodwill is impaired, and will be written down in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Product warranty

      The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date for products sold. This estimated amount is determined by historical product data and management’s knowledge of current events and actions. The reserve is adjusted periodically based on actual claims experience and changes in anticipated claim rates.

Pension and other post-retirement benefits

      The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information.

Income Taxes

      Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

      The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Forward-Looking Statements

      From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. For example, certain portions of this Annual Report on Form 10-K contain various “forward-looking statements.” Such statements involve certain risks and uncertainties that could cause actual results to vary. The Company’s performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions/ uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers or dealers (including changes in their ability to pay amounts owed to the Company); changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the Company’s manufacturing processes; the ability of the Company to effectively cull older products; the ability of the Company to successfully negotiate new credit facilities; possible acquisitions or divestitures by the Company; the Company’s ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the Company’s success in integrating acquired businesses, initiating and managing alliances and increased global sourcing, transitioning production of products or product components to other manufacturing facilities or to third parties as a result of production rationalization, implementation of technology initiatives or migration to a less vertically integrated manufacturing model; changes in business strategies and decisions; and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recently Issued Accounting Standards

      See Note 2 of the Consolidated Financial Statements filed as part of this Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk:

      The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risks and interest rates on debt.

Foreign Exchange Risks

      Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 22% of our consolidated revenue in 2003 and 2002. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect on these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we generally hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

      Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2003 related to the euro and the Canadian dollar versus the U.S. dollar. We estimate that a 10% adverse change in foreign exchange rates would have increased our operating loss by approximately $2 million in both 2003 and 2002, assuming no changes other than the exchange rate itself. For each year, this would have represented approximately 9% of our non-U.S. operating loss. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

      The translation of the assets and liabilities of our International subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within shareholders’ equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 28, 2003, the net foreign currency translation adjustments reduced shareholders’ equity by $40.3 million.

      Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. Transaction gains and losses are not material for our company.

Interest Rates

      We are exposed to interest rate risk primarily on our notes receivable, investments in company owned life insurance, short-term borrowings and long-term debt. Substantially all of our interest rates on our term borrowings were fixed during 2003; thus our interest rate risk was minimized. A portion of our company owned life insurance is invested in fixed income securities. The valuation of these securities is sensitive to changes in market interest rates. We estimate that a 1% change in interest rates would not have had a material impact on our results of operations for 2003 or 2002.

      See Notes 2 and 16 of the consolidated financial statements for further discussion of interest rate swaps and derivative instruments. See Note 9 in the consolidated financial statements for further discussion of our investments in company owned life insurance.

Item 8.     Financial Statements and Supplementary Data:

      The information required by Item 8 is included in the consolidated financial statements on pages F-1 through F-56 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant:

      The information required by Item 10 that is not included in Part I of this Report is contained in our 2003 Proxy Statement under the captions “Proposal Requiring Your Vote— Election of Directors,” “Our Board of Directors” and “Other Matters— Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.     Executive Compensation:

      The information required by Item 11 is contained in our 2003 Proxy Statement, under the captions “Directors’ Compensation,” “Executive Compensation: Report of the Compensation Committee and the Compensation Sub-Committee,” “Executive Compensation, Retirement Programs and Other Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” and is incorporated into this Report by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

      The information required by Item 12 that is not listed below is contained in our 2003 Proxy Statement, under the caption “Stock Ownership of Management and More Than 5% Shareholders” and is incorporated into this Report by reference.

      Securities authorized for issuance under equity compensation plans as of February 28, 2003 are as follows:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	second column)

Equity compensation plans approved by security holders	10,947,633	$16.76	9,527,418
Equity compensation plans not approved by security holders	—	N/A	—

Total	10,947,633	$16.76	9,527,418

      All stock options were awarded under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.     Certain Relationships and Related Transactions:

      The information required by Item 13 is contained in our 2003 Proxy Statement, under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated into this Report by reference.

Item 14.     Controls and Procedures:

      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days before the filing date of this Report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information regarding the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

      Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Financial Statements and Schedules

1. Financial Statements (F-1 to F-56)

      The following consolidated financial statements of the Company are filed as part of this Report:

•	Consolidated Statements of Income for the Years Ended February 28, 2003, February 22, 2002 and February 23, 2001

•	Consolidated Balance Sheets as of February 28, 2003 and February 22, 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 28, 2003, February 22, 2002 and February 23, 2001

•	Consolidated Statements of Cash Flows for the Years Ended February 28, 2003, February 22, 2002 and February 23, 2001

•	Notes to Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Management’s Responsibility for Financial Reporting

2. Financial Statement Schedules (S-1)

      Schedule II— Valuation and Qualifying Accounts

      All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

      See Index of Exhibits (page E-1 through E-6)

(b) Reports on Form 8-K Filed during the Quarter Ended February 28, 2003

      A Current Report on Form 8-K was filed January 6, 2003 reporting under Item 7, Financial Statements and Exhibits, consent of independent accountants to include their report dated March 15, 2002 in the previously filed Registration Statements for our compensation and retirement plans.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer

Date: May 16, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 16th day of May, 2003:

Signature	Title	Date

/s/ JAMES P. HACKETT James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2003

/s/ JAMES P. KEANE James P. Keane	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 16, 2003

/s/ DAVID BING David Bing	Director	May 16, 2003

/s/ WILLIAM P. CRAWFORD William P. Crawford	Director	May 16, 2003

/s/ EARL D. HOLTON Earl D. Holton	Chairman of the Board of Directors and Director	May 16, 2003

/s/ MICHAEL J. JANDERNOA Michael J. Jandernoa	Director	May 16, 2003

Signature	Title	Date

/s/ DAVID W. JOOS David W. Joos	Director	May 16, 2003

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director	May 16, 2003

/s/ ROBERT C. PEW III Robert C. Pew III	Director	May 16, 2003

/s/ PETER M. WEGE II Peter M. Wege II	Director	May 16, 2003

/s/ P. CRAIG WELCH, JR. P. Craig Welch, Jr.	Director	May 16, 2003

/s/ KATE PEW WOLTERS Kate Pew Wolters	Director	May 16, 2003

STEELCASE INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended

	February 28,	February 22,	February 23,
	2003	2002	2001

Revenue	$2,586.9	$3,089.5	$4,049.0
Cost of sales	1,824.0	2,126.3	2,740.3
Restructuring and impairment costs	16.5	29.8	—

Gross profit	746.4	933.4	1,308.7
Operating expenses	754.9	893.2	1,002.3
Restructuring costs	44.7	20.5	—

Operating income (loss)	(53.2)	19.7	306.4
Interest expense	(20.9)	(20.5)	(18.0)
Other income (expense), net	14.9	(0.5)	15.3

Income (loss) before income tax provision (benefit), equity in net income of joint ventures and dealer transitions and cumulative effect of accounting change	(59.2)	(1.3)	303.7
Income tax provision (benefit)	(22.2)	(1.5)	110.9

Income (loss) before equity in net income of joint ventures and dealer transitions and cumulative effect of accounting change	(37.0)	0.2	192.8
Equity in net income of joint ventures and dealer transitions	0.8	0.8	0.9

Income (loss) before cumulative effect of accounting change	(36.2)	1.0	193.7
Cumulative effect of accounting change	(229.9)	—	—

Net income (loss)	$(266.1)	$1.0	$193.7

Basic per share data:
Earnings (loss) before cumulative effect of accounting change	$(0.24)	$0.01	$1.30
Cumulative effect of accounting change	(1.56)	—	—

Earnings (loss)	$(1.80)	$0.01	$1.30

Diluted per share data:
Earnings (loss) before cumulative effect of accounting change	$(0.24)	$0.01	$1.29
Cumulative effect of accounting change	(1.56)	—	—

Earnings (loss)	$(1.80)	$0.01	$1.29

Dividends declared per common share	$0.24	$0.39	$0.44

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 28,	February 22,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$128.9	$69.4
Short-term investments	2.2	1.8
Accounts receivable:
Third party, net of allowances of $53.9 and $58.8.	345.7	348.8
Affiliate, net of allowances of $7.6 and $6.6.	21.5	18.4
Notes receivable:
Third party, net of allowances of $9.6 and $1.6.	37.7	53.6
Affiliate, net of allowances of $2.2 and $7.2.	9.4	31.8
Net investment in leases, net of reserves of $3.2 and $1.8.	37.8	109.1
Inventories	129.8	147.1
Real estate held for sale	11.3	—
Prepaid expenses	18.1	28.7
Deferred income taxes	71.7	73.3

Total current assets	814.1	882.0

Property and equipment, net	774.0	896.8
Notes receivable:
Third party, net of allowances of $1.9 and $5.3.	18.1	11.4
Affiliate, net of allowances of $6.6 and $14.2.	5.9	0.3
Net investment in leases, net of reserves of $8.8 and $5.3.	101.9	324.1
Equity investment in dealer transitions	21.2	27.9
Deferred income taxes	101.7	66.2
Goodwill	209.8	431.6
Other intangible assets, net of accumulated amortization of $26.0 and $13.6	96.2	108.6
Other assets	199.3	218.6

Total assets	$2,342.2	$2,967.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(in millions, except share data)

	February 28,	February 22,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145.4	$163.5
Short-term borrowings and current portion of long-term debt	30.0	160.1
Accrued expenses:
Employee compensation	90.9	84.6
Employee benefit plan obligations	39.6	51.0
Product warranties	26.0	26.0
Workers’ compensation claims	25.8	20.2
Other	144.8	167.7

Total current liabilities	502.5	673.1

Long-term liabilities:
Long-term debt	294.2	433.6
Employee benefit plan obligations	237.8	248.3
Deferred income taxes	5.5	7.1
Other long-term liabilities	47.1	49.9

Total long-term liabilities	584.6	738.9

Total liabilities	1,087.1	1,412.0

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 40,449,456 and 35,074,558 issued and outstanding	93.6	75.1
Class B Convertible Common Stock-no par value; 475,000,000 shares authorized, 107,163,541 and 112,216,911 issued and outstanding	192.5	207.2
Accumulated other comprehensive loss	(50.1)	(47.4)
Retained earnings	1,019.1	1,320.6

Total shareholders’ equity	1,255.1	1,555.5

Total liabilities and shareholders’ equity	$2,342.2	$2,967.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

			Accumulated Other Comprehensive
	Common Stock		Income (Loss)

			Foreign
			Currency	Minimum	Derivative		Total	Total
			Translation	Pension	Adjustments,	Retained	Shareholders’	Comprehensive
	Class A	Class B	Adjustments	Liability	net of tax	Earnings	Equity	Income (Loss)

February 25, 2000	$82.4	$260.3	$(33.4)	$0.4	$—	$1,252.5	$1,562.2
Common stock conversion	11.7	(11.7)					—
Common stock issuance	0.1						0.1
Common stock repurchases	(24.7)	(31.9)					(56.6)
Other comprehensive income (loss)			3.2	(0.2)			3.0	$3.0
Dividends paid						(65.9)	(65.9)
Net income						193.7	193.7	193.7

February 23, 2001	69.5	216.7	(30.2)	0.2	—	1,380.3	1,636.5	$196.7

Common stock conversion	7.7	(7.7)					—
Common stock issuance	0.5						0.5
Common stock repurchases	(2.6)	(1.8)					(4.4)
Other comprehensive loss			(9.4)		(8.0)		(17.4)	$(17.4)
Dividends paid						(57.5)	(57.5)
Subsidiaries’ year end change(1)						(3.2)	(3.2)
Net income						1.0	1.0	1.0

February 22, 2002	75.1	207.2	(39.6)	0.2	(8.0)	1,320.6	1,555.5	$(16.4)

Common stock conversion	14.7	(14.7)					—
Common stock issuance	3.8						3.8
Other comprehensive income (loss)			(0.7)	(6.7)	4.7		(2.7)	$(2.7)
Dividends paid						(35.4)	(35.4)
Net income (loss)						(266.1)	(266.1)	(266.1)

February 28, 2003	$93.6	$192.5	$(40.3)	$(6.5)	$(3.3)	$1,019.1	$1,255.1	$(268.8)

(1)	Net loss for the two-month period ended February 23, 2001 was $3.2 million. Revenue for the same period was $102.0 million (see Note 2).

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 28,	February 22,	February 23,
	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(266.1)	$1.0	$193.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157.0	172.4	162.5
Cumulative effect of accounting change	229.9	—	—
Write-down of fixed assets	—	8.5	—
Pension and post-retirement benefit cost	9.2	30.6	24.7
Restructuring charges (payments)	(3.3)	21.7	—
Loss (gain) on the disposal of assets	4.3	9.3	(12.2)
Deferred income taxes	(31.2)	(19.3)	(19.0)
Equity in net income of joint ventures and dealer transitions	(0.8)	(0.8)	(0.9)
Other	(1.1)	—	—
Changes in operating assets and liabilities, net of corporate acquisitions:
Accounts receivable	35.3	274.6	(33.3)
Inventories	24.8	46.9	(19.3)
Prepaid expenses and other assets	(14.6)	(29.6)	(26.5)
Accounts payable	(32.3)	(81.8)	44.3
Accrued expenses and other liabilities	(69.3)	(138.9)	(104.2)

Net cash provided by operating activities	41.8	294.6	209.8

INVESTING ACTIVITIES
Capital expenditures	(76.5)	(123.0)	(260.5)
Proceeds from the sales of leased assets	302.0	—	—
Proceeds from the disposal of assets	55.6	18.7	179.3
Increase in lease fundings	(117.8)	(146.0)	(239.0)
Proceeds from repayments of lease fundings	109.8	155.5	138.3
Net decrease (increase) in notes receivable	26.0	68.2	(30.2)
Net change in investments	4.0	(9.5)	(1.6)
Joint ventures and dealer transitions	16.3	0.3	(6.3)
Acquisitions, net of cash acquired, and business divestitures	(2.9)	(214.6)	(0.1)

Net cash provided by (used in) investing activities	316.5	(250.4)	(220.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1.0	523.2	191.8
Repayments of long-term debt	(139.7)	(403.8)	(103.0)
Short-term borrowings (repayments), net	(131.2)	(69.9)	(6.9)
Common stock issuance	3.8	0.5	0.1
Common stock repurchases	—	(4.4)	(56.6)
Dividends paid	(35.4)	(57.5)	(65.9)

Net cash used in financing activities	(301.5)	(11.9)	(40.5)

Effect of exchange rate changes on cash and cash equivalents	2.7	(1.9)	2.3

Net increase (decrease) in cash and cash equivalents	59.5	30.4	(48.5)
Cash and cash equivalents, beginning of year	69.4	39.0	87.5

Cash and cash equivalents, end of year	$128.9	$69.4	$39.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

      Steelcase is a Fortune 500 company and the world’s leading designer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, employ approximately 16,000 employees and operate manufacturing facilities in over 50 locations. We distribute products through a network of independent dealers in more than 900 locations throughout the world. We operate under four segments: North America, Steelcase Design Partnership (“SDP”), International and Financial Services, plus an “Other” category. Additional information about our reportable segments is contained in Note 17.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, except as noted below regarding Majority-owned Dealer Transitions. Prior to fiscal 2002, several of our International subsidiaries were accounted for on a two-month lag versus our fiscal year-end. Beginning in fiscal 2002, these subsidiaries were accounted for using the same fiscal year-end as Steelcase Inc. The impact of this change on year-end results was not material (see Consolidated Statements of Changes in Shareholders’ Equity). All significant transactions and balances among our businesses have been eliminated in consolidation.

      Our fiscal year consists of 52 or 53 weeks, ending on the last Friday in February.

Fiscal Year	Year-end Date	Number of weeks

2003	February 28	53(1)
2002	February 22	52(2)
2001	February 23	52(2)

(1)	Quarters 1 through 3 contained 13 weeks while quarter 4 contained 14 weeks.
(2)	All quarters contained 13 weeks.

      Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, references to quarters are as follows: Q1 2003 references the first quarter of fiscal 2003.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Majority-owned Dealer Transitions

      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. These unconsolidated dealers are included in Equity Investment in Dealer Transitions in the accompanying Consolidated Balance Sheets, and their aggregate balance sheet data is shown in Note 7. These investments are carried at the lower of cost or estimated market value. We do not adjust our carrying value for profits and losses for certain of these dealers because the investments are structured such that we do not share in those profits and losses. In those situations where we share in the profits and losses, we recognize our appropriate share of earnings and losses in Equity in Net Income of Joint Ventures and Dealer Transitions.

      As we make new equity investments or restructure existing investments in majority-owned dealers, we consolidate the dealer if there is no transition plan in place. Even where there is a transition plan in place, we may also consolidate based on the nature of the relationship, such as whether we exercise participative control.

Foreign Currency Translation

      For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to United States dollar equivalents at exchange rates in effect at the balance sheet date. We translate Consolidated Statements of Income accounts at average rates for the period. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within the Consolidated Statements of Changes in Shareholders’ Equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. Foreign currency transaction gains and losses are recorded in Other Income (Expense)— Net and are not material.

Revenue Recognition

      Revenue consists substantially of product sales and related service revenues as well as finance revenue associated with our Financial Services segment.

      Product sales are recognized when the product ships. Typically, this is when title and risks associated with ownership have passed. Title passes on delivery, rather than shipment, for less than 3% of product sales. This exception does not have a significant effect on annual revenues or net income. Service revenue is not material.

      Finance revenue consists of interest income from dealer financing and leasing revenue. Interest income is recognized at established interest rates as earned over time. Direct finance lease revenue includes interest earned on the net investments in leased assets, which is recognized over the lease term as a constant

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

percentage return. Operating lease revenue is recognized as income as payments are scheduled to be received over the lease term.

      The recognition of finance revenue is discontinued when, in the opinion of management, the borrower will be unable to meet their scheduled repayments. Notes receivable and net investment in leases on non-accrual status were $41.5 million and $9.0 million as of February 28, 2003 and February 22, 2002, respectively. Of these, $18.5 million are current with payments as of February 28, 2003. Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed. Cash receipts on loans or leases on non-accrual status are recorded against the receivable and then any previously unrecognized income is recorded.

Cash Equivalents

      Cash equivalents are highly liquid investments, primarily interest-earning bank deposits and commercial paper, with an original maturity of three months or less at the time of purchase. Cash equivalents are reported at amortized cost, which approximates fair value, and approximated $119.8 million as of February 28, 2003 and $38.5 million as of February 22, 2002.

Accounts and Notes Receivable from Affiliates

      The Company has accounts receivable for products sold to various unconsolidated affiliates, including unconsolidated dealers discussed in Note 7, on terms generally similar to those prevailing with unrelated third parties. Notes receivable from affiliates include dealer financing to unconsolidated dealers, including project financing, asset-based lending and term financing as discussed in Note 5 and Note 7.

Allowance for Credit Losses

      The allowance for credit losses is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the portfolio based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider a

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

receivable to be past due when any installment of the note is unpaid for more than 30 days. Accounts past due over 90 days and still accruing interest as of February 28, 2003 were $5.2 million.

Inventories

      Inventories are stated at the lower of cost or market and are valued based upon the last-in, first-out (“LIFO”) method, the first-in, first-out (“FIFO”) method or the average cost method. The North America segment primarily uses the LIFO method to value its inventory. The companies in the SDP segment use the inventory valuation methods that were in place at the time we acquired them. The subsidiaries in the International segment value their inventory using the FIFO method.

Property, Equipment and Other Long-lived Assets

      Property and equipment, including some internally-developed internal use software, is stated at cost. Major improvements that materially extend the useful life of the asset are capitalized. Expenditures for repairs, maintenance and software training are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets.

      We periodically review the carrying value of our long-lived assets held and used, and assets to be disposed of. This review is performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, using estimates of future cash flows and/or a market value approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

      Due to the restructuring and plant consolidation activities over the past several years, we are currently holding for sale several facilities that are no longer in use. These assets are stated at the lower of cost or net realizable value in accordance with SFAS No. 144 and are reported as Real Estate Held for Sale under current assets on the Consolidated Balance Sheets since we expect them to be sold within one year.

Net Investment in Leases

      Products are sold to our independent dealers who resell the products to the end-use customer. Our Financial Services segment originates lease financing with the customer.

      Net investments in leases include both direct financing and operating leases.

      The net investment in direct financing leases consists of the present value of the future minimum lease payments receivable (typically over three to seven years) plus the present value of the estimated residual value.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The net investment in operating lease assets consist of the equipment cost, less accumulated depreciation. Depreciation is included as part of operating expenses and is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases, as stated above.

      Residual value for lease assets is an estimate at the inception of the lease term of what fair market value of the leased equipment will be at the end of the lease term. We record and periodically review and adjust residual values based on historical experience and market studies conducted by independent third parties primarily based on the economic life of the products, type of products and the availability of a secondary market.

Long-Term Investments

      Long-term investments primarily include privately-held equity securities and are carried at the lower of cost or estimated fair value. For these non-quoted investments, our policy is to regularly review the assumptions underlying the performance of the privately-held companies in which the investments are maintained. If a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

Goodwill and Other Intangible Assets

      Goodwill represents the difference between the purchase price and the related underlying tangible net asset values resulting from business acquisitions and is originally stated at cost. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired, and is written down in accordance with SFAS No. 142. In 2003, we adopted SFAS No. 142 and recorded a one-time, non-cash charge of $229.9 million to reduce the carrying value of goodwill related to the International reporting unit. This charge was non-operational in nature and is reflected as a cumulative effect of an accounting change in the Consolidated Statements of Income. For additional discussion regarding the impact of SFAS No. 142, see Note 8 and Note 20.

      Other intangible assets consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic life using the straight-line method and are carried at cost less accumulated amortization.

Self-Insurance

      We are self-insured for certain losses relating to workers’ compensation claims, employee medical benefits and product liability costs. We have purchased insurance coverage in order to reduce our exposure to significant levels of workers’ compensation and product liability claims. Self-insured losses are accrued based upon

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

estimates of the aggregate liability for uninsured claims incurred at the balance sheet date using certain actuarial assumptions followed in the insurance industry and our historical experience.

      Other accrued expenses in the accompanying Consolidated Balance Sheets include a reserve for estimated future product liability costs of $9.9 million incurred as of February 28, 2003 and $10.2 million incurred as of February 22, 2002.

      We maintain a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund employee medical claims covered under self-insurance. The estimates for incurred but not reported medical claims, which are fully funded in the VEBA, were $7.7 million as of February 28, 2003 and $8.6 million as of February 22, 2002.

Product Warranty

      We offer a lifetime warranty on most Steelcase and Turnstone brand products, subject to certain exceptions, delivered in the United States and Canada. For products delivered in the rest of the world, we offer a 15-year warranty for most Steelcase and Werndl brand products and a 10-year warranty for most Turnstone brand products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. For all other brands, warranties range from one year to lifetime. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date for products sold. This estimated amount is determined by historical product data and management’s knowledge of current events and actions. The reserve is adjusted periodically based on actual claims experience and changes in anticipated claim rates.

Product Warranty	February 28,	February 22,
(in millions)	2003	2002

Balance at beginning of period	$26.0	$46.0
Accruals for warranties	2.7	9.3
Settlements made during the period	(2.7)	(29.3)

Balance at end of period	$26.0	$26.0

Environmental Matters

      Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying Consolidated Balance Sheets approximated $7.4 million as of February 28, 2003 and $7.7 million as of February 22, 2002. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Advertising

      Advertising costs, which are expensed as incurred, were $14.8 million for 2003, $18.8 million for 2002 and $23.1 million for 2001.

Product Related Expenses

      Research and development expenses, which are expensed as incurred, were $45.5 million for 2003, $61.0 million for 2002 and $72.0 million for 2001.

Income Taxes

      Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

      The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Earnings Per Share

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued (see Note 13). Diluted earnings per share includes effects of the Stock Incentive Plans. Due to their anti-dilutive effect, we have not included the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

effects of 10.9 million options for 2003 and 2.6 million options for both 2002 and 2001 in our calculation of diluted earnings per share.

	Year Ended

Weighted Average Number of Shares of Common Stock
Outstanding	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Basic	147.6	147.3	149.4
Diluted	147.7	147.7	149.8

Stock-Based Compensation

      We account for our Stock Incentive Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Further disclosure of our Stock Incentive Plans is presented in Note 13.

	Year Ended

SFAS No. 123 Pro Forma Data	February 28,	February 22,	February 23,
(in millions, except per share data)	2003	2002	2001

Net income (loss), as reported	$(266.1)	$1.0	$193.7
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(11.5)	(9.6)	(6.1)

Pro forma net income (loss)	$(277.6)	$(8.6)	$187.6

Earnings (loss) per share:
Basic—as reported	$(1.80)	$0.01	$1.30

Basic—pro forma	$(1.88)	$(0.06)	$1.26

Diluted—as reported	$(1.80)	$0.01	$1.29

Diluted—pro forma	$(1.88)	$(0.06)	$1.26

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Financial Instruments

      The carrying amount of our financial instruments, consisting of cash equivalents, investments, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

      During 2002, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. We recognize all derivative instruments on our balance sheet in other long-term liabilities at fair value and establish criteria for designation and effectiveness of hedging relationships. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. These fair market values are updated on a quarterly basis. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings.

      We use derivative financial instruments principally to manage two types of risk:

1.	The risk that interest rate changes will affect either:

•	the fair value of our debt obligations, or

•	the amount of our future interest payments.

2.	The risk that unremitted or future cash flows owed to (by) us for the sale (purchase) or anticipated sale (purchase) of products abroad and other cash inflows (outflows) may be adversely affected by changes in the foreign currency rates.

      We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. We use the Change in Variable Cash Flows Method for testing the effectiveness of our hedges. This method compares the present value of the cash flow stream using the interest rate obtained at the inception of the agreements to the present value of the cash flow stream at

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

current market interest rates. As of February 28, 2003, our testing proved that our hedges remained effective. See Note 16 for further information on derivatives.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148. The pronouncement provides two alternative transition methods for companies that voluntarily choose to expense the fair value of stock options. As discussed above under the Stock-Based Compensation policy, we intend to begin expensing the cost of employee stock options in Q1 2004 on a prospective basis as permitted by SFAS No. 148. We do not expect the impact of SFAS No. 148 to have a significant impact on our consolidated financial statements.

      In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, we adopted the disclosure requirements of the pronouncement related to our obligations under certain guarantees, (see Note 16), and product warranty liabilities (see the Product Warranty policy above). In addition, FIN No. 45 requires that guarantees which we issue or modify after December 31, 2002 be recognized, at the inception of the guarantee, as a liability for the fair value of the obligation undertaken in issuing the guarantee. We believe the adoption of the recognition/ measurement provisions does not have a material impact on our consolidated financial statements. However, we cannot estimate whether FIN No. 45 will have a significant impact on future business activities.

      FIN No. 46, Consolidation of Variable Interest Entities, was issued in January 2003 and will apply to the Company beginning in Q3 2004. This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. In May 2000, we began leasing aircraft through a synthetic lease structure that is currently accounted for as an operating lease. For additional discussion on the impact of adopting FIN No. 46, see Note 16.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

3.     INVENTORIES

Inventories	February 28,	February 22,
(in millions)	2003	2002

Finished goods	$63.1	$72.3
Work in process	27.4	31.1
Raw materials	72.9	82.2

	163.4	185.6
LIFO reserve	(33.6)	(38.5)

	$129.8	$147.1

      The portion of inventories determined by the LIFO method aggregated $61.6 million and $77.6 million as of February 28, 2003 and February 22, 2002, respectively. The effect of LIFO liquidations on net income was not material.

4.     PROPERTY AND EQUIPMENT, NET

	Estimated
Property and Equipment, net	Useful Lives	February 28,	February 22,
(in millions)	(Years)	2003	2002

Land	—	$66.2	$71.0
Buildings and improvements	10 – 50	737.2	772.4
Machinery and equipment	3 – 15	1,222.0	1,289.4
Furniture and fixtures	5 – 8	96.4	94.7
Leasehold improvements	3 – 10	62.9	58.4
Capitalized software	3 – 10	119.8	124.9
Construction in progress	—	22.9	43.5

		2,327.4	2,454.3
Accumulated depreciation and amortization		(1,553.4)	(1,557.5)

		$774.0	$896.8

      The majority of capitalized software has an estimated useful life of 3 to 5 years. Approximately 25% of the gross value of capitalized software relates to the Company’s core enterprise resource planning system which has an estimated useful life of 10 years.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Depreciation and amortization expense on property and equipment approximated $145.1 million for 2003, $148.1 million for 2002 and $136.9 million for 2001.

      The estimated cost to complete construction in progress as of February 28, 2003 is $39.7 million and consists of numerous equipment, facility and software projects.

5.     NOTES RECEIVABLE

      Notes receivable includes three distinct programs of dealer financing: project financing, asset-based lending and term financing and are included in our Financial Services segment. Through these programs, we provide dealers with interim financing, working capital lines of credit, financing of ownership changes and restructuring of debt.

Notes Receivable	February 28,	February 22,
(in millions)	2003	2002

Notes receivable:
Project financing	$8.2	$12.2
Asset-based lending	26.9	56.8
Term financing	45.6	51.5
Other	10.7	4.9
Allowance for losses	(20.3)	(28.3)

	71.1	97.1
Current portion	47.1	85.4

Long-term portion	$24.0	$11.7

      Project financing is secured by the specific underlying dealer inventory and accounts receivable. Our asset-based lending (“ABL”) program to dealers includes total outstanding commitments of $112.2 million. The amount of the commitment is further limited to a percentage of available collateral at any point in time. The availability formula is based on a percentage of accounts receivable and inventory. At year-end, the maximum commitment as limited by available collateral was approximately $61.0 million. These ABL commitments generally expire in one year and are reviewed periodically for renewal. Term financing is generally secured by certain dealer assets and, in some cases, the common stock and personal guarantees of dealer principals.

      The terms of notes receivable related to dealer financing range from a few months for project financing to 12 years for certain term financing. The most common terms are from three to five years. Interest rates are both floating and fixed; the average interest rate on term loans was 6.96% as of February 28, 2003.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Allowance for credit loss activity is as follows:

Allowance for Credit Losses of Notes Receivable	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Balance at beginning of year	$28.3	$32.4	$6.9
Provision for credit losses	9.1	12.0	27.0
Excess of accounts written off over recoveries	(17.1)	(16.1)	(1.5)

Balance at end of year	$20.3	$28.3	$32.4

      Term financing related to dealer transitions is not considered an operating activity of Financial Services. A majority of the provision expense and the accounts written off in the past three years relate to restructuring of dealer transitions. Accordingly, these charges have been recorded in non-operating expense (see Note 14).

      The contractual maturities of notes receivable are (in millions):

Year ending February	Amount

2004	$58.9
2005	11.3
2006	9.6
2007	3.5
2008	7.0
Thereafter	1.1

$91.4

6.     NET INVESTMENT IN LEASES

      Our Financial Services segment provides furniture leasing services to customers primarily in North America, and more recently in Europe. Starting in 2004, we will implement a new strategy in which we continue to originate leases for customers and will earn an origination fee for that service, but will use a third party to provide lease funding. As a result, we will no longer have credit or residual risk related to those leases.

      As we were developing this new funding strategy, we sold a substantial portion of our lease portfolio with a book value of $289.4 million for proceeds of $302.0 million during 2003. After settling interest rate hedges

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

related to these leases and transaction costs, we recorded a net gain of $0.8 million. The proceeds from these sales were primarily used to retire debt incurred to fund the leases.

Net Investment in Leases	February 28,	February 22,
(in millions)	2003	2002

Direct financing leases:
Minimum lease payments receivable	$137.5	$388.4
Estimated residual value	25.1	55.8
Unearned revenue	(24.6)	(76.7)

Total direct financing leases	138.0	367.5

Operating leases:
Operating lease assets	31.4	131.6
Accumulated depreciation	(17.7)	(58.8)

Net operating leases	13.7	72.8

Total Net Investment in Leases	151.7	440.3
Reserve for credit losses	(12.0)	(7.1)

	139.7	433.2
Current portion	37.8	109.1

Long-term portion	$101.9	$324.1

	Direct
Future Minimum Lease Payments Receivable	Financing	Operating
(in millions)	Leases	leases

2004	$52.2	$2.8
2005	36.6	1.5
2006	24.8	0.9
2007	11.7	0.7
2008	6.3	0.7
Thereafter	5.9	0.8

	$137.5	$7.4

      Approximately 44% of direct financing leases call for transfer of ownership to customers at lease-end. The original equipment cost at lease inception for leases in effect as of February 28, 2003 is $248.4 million for direct financing leases and $31.4 million for operating leases.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Approved but unfunded lease financing amounted to approximately $72.4 million at February 28, 2003, subject to final customer delivery and acceptance. As discussed above, we expect a third party to provide funding for the majority of these commitments.

Credit Losses

      Credit loss reserves are monitored and regularly updated based on the quality of credits in the lease portfolio and our historical loss experience. During 2003, certain larger customers experienced defaults or declines in credit quality. As a result, higher loss provisions were recorded in 2003 to reflect the increased risk. See discussion of concentration of credit risk in Note 16.

Reserve for Credit Losses on Net Investment in Leases	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Balance at beginning of year	$7.1	$9.1	$6.3
Provision for credit losses	12.7	7.9	3.9
Excess of accounts written off over recoveries	(5.0)	(9.9)	(1.1)
Adjustments related to the sales of leased assets	(2.8)	—	—

Balance at end of year	$12.0	$7.1	$9.1

Residual Values

      Direct financing lease receivables include an estimated residual value, which represents an estimate of the fair market value of the leased equipment at the end of the lease term and requires estimation of the future value of the leased products at the inception of the lease. We record and periodically review residual values based on historical experience and market studies conducted by independent third parties that estimate future value primarily based on the following factors:

•	Economic life of products

•	Type of products

•	Availability of a secondary market

      Most customers buy the furniture at the end of the lease term or extend their leases, although some customers return the furniture. On an overall basis, we have historically realized gains on booked residuals. However, there is some risk we could experience a decline in residual results if the rate at which leasing customers return furniture were to increase, and if the prices in the used furniture market were to decline.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Operating lease assets consist of the equipment cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as set forth above.

	Direct
Estimated Residual Values by Year of Lease Termination	Financing	Operating
(in millions)	Leases	leases

2004	$4.8	$1.9
2005	4.0	1.2
2006	5.8	1.3
2007	4.4	—
2008	2.7	0.3
Thereafter	3.4	0.4

	$25.1	$5.1

7.     EQUITY INVESTMENT IN DEALER TRANSITIONS

      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. These unconsolidated dealers are included in Equity Investment in Dealer Transitions in the accompanying Consolidated Balance Sheets. These investments are carried at the lower of cost or estimated market value. We do not adjust our carrying value for profits and losses for certain of these dealers because the investments are structured such that we do not share in those profits and losses. In those situations where we share in the profits and losses, we recognize our appropriate share of earnings and losses in Equity in Net Income of Joint Ventures and Dealer Transitions.

      As we make new equity investments or restructure existing investments in majority-owned dealers, we consolidate the dealer if there is no transition plan in place. Even where there is a transition plan in place, we may also consolidate based on the nature of the relationship, such as whether we exercise participative control.

      We often act as primary lender for these dealerships during the transition period and we are exposed to increased credit risk during this period. Notes receivable (see Note 5) includes $14.0 million in dealer transition term note financing. Accounts and notes receivable from these affiliated dealers are presented separately on the face of the Consolidated Balance Sheets. See Note 14 for disclosures related to non-operating losses on dealer transition financing.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The following table outlines aggregated, unaudited balance sheet data for unconsolidated dealers in ownership transition as of February 28, 2003:

Aggregated Unaudited Balance Sheet Data—Unconsolidated Dealers	February 28,
(in millions)	2003

Tangible assets	$78.5
Intangible assets	24.8

Total assets	$103.3

External borrowings	$7.6
Other liabilities (1)	83.1

Total liabilities	90.7
Total shareholders’ equity	12.6

Total liabilities and shareholders’ equity	$103.3

(1)	Other liabilities include $31.8 million owed to Steelcase related to accounts and notes payable.

8.     GOODWILL & OTHER INTANGIBLE ASSETS

      As discussed in Note 2, we adopted SFAS No. 142 at the beginning of 2003. Under SFAS No. 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill using six reporting units— North America, SDP, International, Financial Services, PolyVision and IDEO. The information for PolyVision and IDEO is included in the “Other” category for operating segment reporting purposes.

      In Q1 2003, we recorded a non-cash charge of $170.6 million related to the impairment of goodwill in our International reporting unit. At year-end, an error in the original calculation was identified and corrected, resulting in a revised first quarter non-cash charge of $229.9 million. This charge related to the International reporting unit is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Income in accordance with the requirements of SFAS No. 142. See Note 20 for further discussion.

      In calculating the impairment charge, the fair value of the International reporting unit was determined by using a combined discounted cash flow and market value approach. The decline in the fair value of our International reporting unit was primarily attributable to the decline in revenue and profitability of the unit, which is primarily the result of the industry-wide decline in office furniture revenue. This decline led to a significant reduction in our three to five year projection of operating income for the International unit.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      As required by SFAS No. 142, we evaluated goodwill as of the end of 2003 and no additional impairment was necessary for the International reporting unit or any other reporting unit.

      A summary of changes in goodwill during 2003, by business segment, is as follows:

	Goodwill, net

Business Segment	February 22,			February 28,
(in millions)	2002	Acquisitions	Impairments	2003

North America	$33.5	$7.8	$—	$41.3
Steelcase Design Partnership	63.2	—	—	63.2
International	271.9	—	(229.9)	42.0
Financial Services	—	—	—	—
Other	63.0	0.3	—	63.3

Total	$431.6	$8.1	$(229.9)	$209.8

      During 2003, the Company consolidated a dealer into its financial statements that resulted in an increase of goodwill amounting to $5.5 million (see Note 18). The remaining $2.3 million increase in North America goodwill is related to the acquisition of a portion of the minority interest in another consolidated dealer of the Company.

      Had we not amortized goodwill in 2002 and 2001, our reported net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

	Year Ended February 22, 2002

		Net income per
		basic and diluted
(in millions, except per share data)	Net income	common share

As reported	$1.0	$0.01
Add: Goodwill amortization	8.8	0.06

As adjusted	$9.8	$0.07

	Year Ended February 23, 2001

		Net income	Net income
		per basic	per diluted
(in millions, except per share data)	Net income	common share	common share

As reported	$193.7	$1.30	$1.29
Add: Goodwill amortization	9.7	0.06	0.07

As adjusted	$203.4	$1.36	$1.36

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      As of February 28, 2003 and February 22, 2002, our other intangible assets and related accumulated amortization consisted of the following:

	February 28, 2003			February 22, 2002

Other Intangible Assets		Accumulated			Accumulated
(in millions)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.5	$4.6	$43.9	$48.5	$—	$48.5
Trademarks	32.5	17.8	14.7	32.5	12.0	20.5
Non-compete agreements	1.9	1.1	0.8	1.9	0.4	1.5
Other	7.1	2.5	4.6	7.1	1.2	5.9

Total	90.0	26.0	64.0	90.0	13.6	76.4

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$122.2	$26.0	$96.2	$122.2	$13.6	$108.6

      For 2003 we recorded amortization expense of $12.3 million on intangible assets subject to amortization compared to $10.3 million and $10.2 million on a pro forma basis excluding the impact of goodwill amortization for 2002 and 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2004: $8.5 million; 2005: $7.2 million; 2006: $6.9 million; 2007: $6.9 million; and 2008: $6.9 million. As acquisitions and dispositions occur in the future, these amounts may vary.

9.     OTHER ASSETS

Other Assets	February 28,	February 22,
(in millions)	2003	2002

Investment in company owned life insurance policies	$161.2	$160.5
Long-term investments	8.5	11.4
Equity investments in joint ventures	6.0	14.4
Other	23.6	32.3

	$199.3	$218.6

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Investments in company owned life insurance policies were purchased with the intention of utilizing them as a future funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $241.3 million as of February 28, 2003 (see Note 11). However, the assets do not represent a committed funding source. They are subject to claims from creditors and can be redesignated by us to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the issuing insurance companies.

      Investments in company owned life insurance consist of approximately $81.0 million in traditional whole life policies and approximately $80.0 million in variable life insurance policies. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary, the investments are not at risk to market declines. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. The valuation of these investments is sensitive to changes in market interest rates and equity values. The annual net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in the accompanying Consolidated Statements of Income. The net effect of these changes was immaterial in 2003, 2002 and 2001. As of February 28, 2003, the investments in the variable life policies were allocated 42% in fixed income securities, 34% in money market funds and 24% in equity securities.

      Long-term investments primarily include privately held equity securities and are carried at the lower of cost or estimated fair value. During 2003, we recorded charges of $4.0 million to reflect a permanent decline in the fair value of the investment portfolio below its cost basis.

      Equity investments in joint ventures are comprised of joint ventures in the United States, Saudi Arabia, Japan and Thailand. As of February 22, 2002, we owned 21.0 million shares of Modernform Group, a publicly-held company in Thailand. We accounted for this investment using the equity method of accounting. During 2003, we sold 17.7 million shares for $10.1 million, resulting in a $1.6 million gain. Since the remaining shares owned represent less than five percent in Modernform Group as of February 28, 2003, we have classified our remaining investment as a marketable security and included it in Short-term Investments in the accompanying Consolidated Balance Sheets. Net income from joint ventures was $2.7 million for 2003, $3.3 million for 2002 and $0.6 million for 2001.

      Equity investments in joint ventures includes a minority interest in a joint venture involved in construction activities. In addition to our investment, we periodically are party to performance bonds related to the construction activities. See Note 16 for further information related to these guarantees.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

10.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Weighted Average	Fiscal Year	February 28,	February 22,
(in millions)	Interest Rates	Maturity	2003	2002

U.S. dollar obligations:
Senior notes (1)	6.375%	2007	$249.0	$248.7
Notes payable (2)	5.96%-8.21%	2005-2009	37.9	70.3
Lease receivables transfer facility (3)	6.34%	2009	—	179.0
Revolving credit facilities (4)			—	—
Other			0.8	1.6

			287.7	499.6

Foreign currency obligations:
Notes payable (2)	4.00%-7.30%	2004-2009	28.3	39.7
Revolving credit facilities(4)	3.66%-5.00%	2004	8.2	19.5
Commercial paper (5)	3.52%	2004	—	34.9

			36.5	94.1

Total short-term borrowings and long-term debt			324.2	593.7
Short-term borrowings and current portion of long-term debt			30.0	160.1

Long-term debt			$294.2	$433.6

(1)	In 2002, we issued $250.0 million senior notes in a private placement. Subsequently, the entire amount issued was exchanged pursuant to a registration statement filed with the Securities and Exchange Commission for a like principal amount of registered 6.375% senior notes due in 2007. The registered notes are unsecured unsubordinated obligations and rank equally with all of our other unsecured unsubordinated indebtedness. We may redeem some or all of the notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points, plus, in both cases, accrued and unpaid interest. The original notes were priced at 99.48% of par.

(2)	Notes payable represents amounts payable to various banks and other creditors, a portion of which is collateralized by the underlying assets. Certain agreements contain financial covenants that include, among others, a minimum net worth, a minimum interest coverage ratio and a minimum debt ratio. As a result of the correction of the goodwill impairment charge (See Notes 8 and 20), we were not in compliance with

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

the minimum net worth covenant set forth in these agreements as of February 28, 2003. We have secured a waiver and have amended these agreements so that we are now in compliance with all financial covenants contained within these financings. During Q3 2003, we also amended the minimum interest coverage covenant for these term facilities. The calculation is based on a 4-quarter rolling average, and therefore, still included interest expense on $161.7 million of debt retired shortly after related lease assets were sold during Q1 2003. The amended covenant allowed for a lower ratio in Q3 2003 and gradually steps back up to the original ratio over the following three quarters.

Approximately $15.0 million of notes payable as of February 28, 2003 and $41.8 million as of February 22, 2002 are collateralized by lease receivables.

(3)	After retiring $161.7 million of debt obligations in May 2002, we voluntarily chose not to renew the lease receivables transfer facility in October 2002. The conduit facility had been used to finance our lease portfolio, of which a significant portion was sold during 2003. See Note 6 for additional details regarding the sales of leased assets. In conjunction with retiring the lease receivables transfer facility debt, we unwound the interest rate swaps that were used to match interest rate exposures. For more information regarding interest rate swaps, see Note 16.

(4)	As of February 28, 2003, we had two global committed revolving credit facilities (a 364-day facility and a 3-year facility) with various financial institutions, under which we could borrow up to $200 million or its equivalent under each facility for a total of $400 million. Our obligations under these facilities are unsecured and unsubordinated. As of February 28, 2003, and February 22, 2002, the two facilities had no borrowings against them. We could use borrowings under these facilities for general corporate purposes, including commercial paper back-up and non-hostile acquisition financing. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The 364-day facility could have been renewed for additional periods of 364 days. However, we voluntarily chose not to renew this facility upon its normal expiration in April 2003. We have begun the process of replacing the 3-year $200 million facility, which expires April 2004. We anticipate sizing the facility between $200-$300 million and expect to have it completed by the end of June 2003.

Both facilities contain certain covenants that include, among others, requirements for a minimum level of net worth, a minimum interest coverage ratio and a maximum debt ratio. As a result of the correction of the goodwill impairment charge (see Notes 8 and 20), we were not in compliance with the minimum net worth covenant in these facilities as of February 28, 2003. As discussed above, we did not renew the 364-day facility. With respect to the 3-year facility, we have secured a waiver through June 30, 2003 from our credit facility lenders. By that date, we expect to replace the 3-year facility with our new facility and with updated covenants.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

As described in Note 2, we have leased aircraft under a synthetic lease structure. The lease related to these aircraft has a cross-default provision specifying that default of our global bank facility would trigger default of this lease. In the event of such a default, the lessor could terminate the lease. As of February 28, 2003, we were in default; however, the waiver from the credit facility lenders remedied the non-compliance with the aircraft lease. If the lease had been terminated as of February 28, 2003, we would have been required to pay the lease balance of $48.7 million. Upon making such payment, we would own the aircraft free of any liens. See Note 16 for further details regarding the aircraft lease.

During Q3 2003, we also amended the minimum interest coverage covenant for these facilities and the other structured financing arrangements. The calculation is based on a 4-quarter rolling average, and therefore, still included interest expense on $161.7 million of debt retired shortly after related lease assets were sold during Q1 2003. The amended covenant allowed for a lower ratio in Q3 2003 and gradually steps back up to the original ratio over the following three quarters.

Additionally, we have entered into agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $42.0 million of U.S. dollar obligations and $95.5 million of foreign currency obligations as of February 28, 2003. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions may be renewed annually. Borrowings on these facilities as of February 28, 2003 were $8.2 million and as of February 22, 2002 were $19.5 million.

(5)	We have in place a $400.0 million global commercial paper program. Notes may be in the form of euro commercial paper or U.S. commercial paper, and may be denominated in U.S. dollars, euro or Japanese yen with maturities ranging from one to 365 days. The notes may be issued at a discount or may bear fixed or floating rate interest or coupon calculated by reference to an index or formula. There were no borrowings outstanding on the facility as of February 28, 2003, and $34.9 million outstanding as of February 22, 2002. There have not been any commercial paper borrowings outstanding since May 2002. In May 2003, we informed our brokers that we intend to terminate the commercial paper program.

Annual Maturities on Short-Term Borrowings and Long-Term Debt
(in millions)

Year ending February	Amount

2004	$30.0
2005	18.3
2006	16.1
2007	257.3
2008	2.5

$324.2

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Total cash paid for interest on short-term borrowings and long-term debt amounted to $26.2 million for 2003, $31.9 million for 2002 and $32.5 million for 2001.

11.     EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations	February 28,	February 22,
(in millions)	2003	2002

Defined contribution retirement plans	$17.5	$27.7
Post-retirement medical benefits	190.9	205.4
Defined benefit pension plans	36.1	25.2
Deferred compensation plans	32.9	41.0

	277.4	299.3
Current portion	39.6	51.0

Long-term portion	$237.8	$248.3

Defined Contribution Retirement Plans

      Substantially all United States employees are covered under defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust, which is held for the sole benefit of participants. The Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by the Compensation Committee at the end of each fiscal year. As of February 28, 2003, the Company-funded portion of the trust had net assets of approximately $1.1 billion.

      Contributions for similar subsidiary plans are discretionary and declared by management. Total expense under all defined contribution retirement plans was $19.1 million for 2003, $24.8 million for 2002 and $51.8 million for 2001.

Post-retirement Medical Benefits

      Certain of our subsidiaries have unfunded post-retirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. These plans are unfunded, but we have purchased company owned life insurance policies with the intention of utilizing them as a future funding source for post-retirement medical benefits and other obligations (see Note 9).

      During 2003, we adopted plan amendments limiting certain benefits. These plan amendments resulted in the establishment of a deferred actuarial gain that was to be amortized over the remaining service life of the affected

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

plan participants. Due to the significant workforce reductions in 2003, curtailment accounting rules were triggered and we recognized a plan curtailment gain of $16.4 million.

Defined Benefit Pension Plans

      Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as a non-qualified supplemental retirement plan that is limited to a select group of management or highly compensated employees. The funded status of our defined benefit pension plans is as follows:

	February 28, 2003			February 22, 2002

	Qualified Plans		Unqualified	Qualified Plans		Unqualified

			Supplemental			Supplemental
(in millions)	Domestic	Foreign	Retirement Plan	Domestic	Foreign	Retirement Plan

Plan assets	$11.3	$25.3	$—	$13.7	$24.8	$—
Projected benefit plan obligations	13.4	41.2	17.9	16.4	33.3	18.6

Funded status	$(2.1)	$(15.9)	$(17.9)	$(2.7)	$(8.5)	$(18.6)

Accrued benefit plan obligations	$(2.1)	$(16.5)	$(17.5)	$—	$(8.1)	$(17.1)

      The following tables summarize the required disclosures related to our defined benefit pension and post-retirement plans.

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded
Status	February 28,	February 22,	February 28,	February 22,
(in millions)	2003	2002	2003	2002

Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$68.3	$72.5	$271.5	$240.4
Service cost	2.4	3.3	4.5	6.2
Interest cost	4.3	4.2	15.3	17.6
Amendments	1.9	—	(57.2)	—
Net actuarial (gain) loss	2.2	(0.9)	25.6	16.4
Plan participants’ contributions	0.1	0.1	5.7	3.6
Pension divestitures	(0.6)	(6.2)	—	—
Currency changes	4.7	(1.1)	0.3	(0.2)
Adjustment due to plan curtailment	(3.8)	—	(10.2)	—
Adjustment due to plan settlement	(1.2)	—	—	—
Benefits paid	(5.8)	(3.6)	(21.5)	(12.5)

Projected benefit plan obligations, end of year	72.5	68.3	234.0	271.5

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded
Status	February 28,	February 22,	February 28,	February 22,
(in millions)	2003	2002	2003	2002

Change in plan assets:
Fair value of plan assets, beginning of year	38.5	38.5	—	—
Actual return on plan assets	(3.6)	(0.8)	—	—
Employer contributions	8.1	5.8	15.8	8.8
Plan participants’ contributions	0.1	0.1	5.7	3.6
Pension divestitures	(0.1)	(0.6)	—	—
Currency changes	2.5	(0.7)	—	—
Adjustment due to plan settlement	(3.1)	—	—	—
Benefits paid	(5.8)	(3.8)	(21.5)	(12.4)

Fair value of plan assets, end of year	36.6	38.5	—	—

Funded status	(35.9)	(29.8)	(234.0)	(271.5)
Unrecognized prior service cost (gain)	1.0	2.7	(38.2)	(2.4)
Unrecognized transition (asset) obligation	—	0.2	—	1.0
Unrecognized net actuarial loss	11.4	4.6	81.3	67.5

Net amount recognized	$(23.5)	$(22.3)	$(190.9)	$(205.4)

Amounts recognized in the consolidated balance sheets:
Accrued benefit plan obligations	$(36.1)	$(25.2)	$(190.9)	$(205.4)
Prepaid pension costs	5.3	3.1	—	—
Intangible assets	0.8	—	—	—
Accumulated other comprehensive income	6.5	(0.2)	—	—

Net amount recognized	$(23.5)	$(22.3)	$(190.9)	$(205.4)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended

	Pension Plans
Components of Expense and

Weighted-Average
Assumptions	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Components of expense:
Service cost	$2.4	$3.3	$2.8
Interest cost	4.3	4.2	4.7
Amortization of prior year service cost	1.5	0.3	0.1
Expected return on plan assets	(3.0)	(2.8)	(2.7)
Adjustment due to plan curtailment	1.3	—	—
Adjustment due to plan settlement	1.3	—	—
Amortization of transition obligation (asset)	—	—	(1.1)
Unrecognized net actuarial (gain) Loss	0.3	—	(0.8)

Net expense	$8.1	$5.0	$3.0

Weighted-average assumptions:
Discount rate	6.00%	6.75%	6.75%
Expected return on plan assets	7.65%	7.75%	7.00%
Rate of salary progression	3.90%	4.25%	4.50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended

Components of Expense and	Post-retirement Plans

Weighted-Average
Assumptions	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Components of expense:
Service cost	$4.5	$6.2	$4.9
Interest cost	15.3	17.6	16.0
Amortization of prior year service cost	(5.2)	(0.2)	—
Expected return on plan assets	—	—	—
Adjustment due to plan curtailment	(16.4)	—	—
Adjustment due to plan settlement	—	—	—
Amortization of transition obligation (asset)	—	0.2	0.2
Unrecognized net actuarial (gain) Loss	2.9	1.8	0.6

Net expense	$1.1	$25.6	$21.7

Weighted-average assumptions:
Discount rate	6.50%	7.25%	7.50%
Expected return on plan assets	—	—	—
Rate of salary progression	4.50%	4.50%	4.50%

      The Accumulated Benefit Obligation (“ABO”) for our qualified defined benefit pension plans was $50.5 million and plan assets were $36.6 million as of February 28, 2003. Our non-qualified supplemental retirement plan had an ABO of $15.3 million as of February 28, 2003 with no associated plan assets. Instead, we have purchased company owned life insurance policies with the intention of utilizing them as a future funding source for the supplemental retirement plan obligation and other obligations. See further discussion of company owned life insurance policies in Note 9.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The assumed health care cost trend was 10.0% for 2003, gradually declining to 5.0% in 2010 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
(in millions)	point increase	point decrease

Effect on total of service and interest cost components	$1.2	$(1.1)
Effect on post-retirement benefit obligation	$13.4	$(12.3)

Deferred Compensation Plans

      We also have deferred salaried obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. This deferred compensation liability is unfunded, but we have purchased company owned life insurance policies, with the intention of utilizing them as a future funding source for the deferred compensation obligation and other obligations (see further discussion in Note 9). Deferred compensation expense approximated $4.7 million for 2003, $5.2 million for 2002 and $6.0 million for 2001.

12.     CAPITAL STRUCTURE

Terms of Class A Common Stock and Class B Common Stock

      The holders of Common Stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of the applicable laws and the rights of any series of Preferred Stock to a separate class vote. Each share of Class A Common Stock entitles its holder to one vote, and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after the recapitalization of our Common Stock approved in 1998, at such time as a corporation, partnership, limited liability company, trust or charitable organization holding such shares ceases to be 100% controlled by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of the then outstanding shares of Common Stock (without regard to voting rights).

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

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that the Company may make a pro rata offer to all holders of Common Stock of rights to purchase additional shares of the class of Common Stock held by them.

Preferred Stock

      The Second Restated Articles of Incorporation authorize the Board, without any vote or action by the shareholders, to create one or more series of Preferred Stock up to the limit of the Company’s authorized but unissued shares of Preferred Stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

13.     STOCK INCENTIVE PLANS

      Our Stock Incentive Plans include the Steelcase Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and the Steelcase Inc. Incentive Compensation Plan (the “Stock Option Plan”).

Stock Purchase Plan

      We reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Stock Purchase Plan, each eligible employee, as of the start of any purchase period, is granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Stock Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 28, 2003, 454,721 shares remain available for purchase under the Stock Purchase Plan. The Board may at any time amend or terminate the Stock Purchase Plan.

Stock Option Plan

      Since inception of the Stock Option Plan in 1998, we have reserved for issuance 21,000,000 shares of Class A Common Stock (further disclosure of our Stock Option Plan is presented in Note 2). We also issued an Employee Stock Grant in 1998, of 149,540 shares of Class A Common Stock, to certain of our employees. The

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Compensation Committee or its designee has full authority, subject to the provisions of the Stock Option Plan, to determine:

•	persons to whom awards under the Stock Option Plan will be made;

•	exercise price;

•	vesting;

•	size and type of such awards; and

•	specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to Awards.

      Awards under the Plan vest over a period of three to five years.

      Awards may be made to our employees and non-employee directors or others as designated by the Compensation Committee. A variety of awards may be granted under the Stock Option Plan including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, performance units, cash-based awards, phantom shares and other share-based awards as the Compensation Committee may determine. Stock options granted under the Stock Option Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Stock Option Plan.

      In the event of a “change of control”, as defined in the Stock Option Plan,

•	all outstanding options and SARs granted under the Stock Option Plan will become immediately exercisable and remain exercisable throughout their entire term;

•	any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding Award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of awards denominated in shares of Class A Common Stock, and in cash, in the case of awards denominated in cash, with the remainder of such Award being canceled for no value; and

•	all restrictions imposed on restricted stock that are not performance-based shall lapse.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Information relating to our stock options, which pursuant to APB Opinion No. 25 did not result in any compensation expense recognized by us, is as follows:

	Number of	Weighted Average Option
Stock Option Data	Shares	Price Per Share

Unexercised options outstanding:
February 25, 2000	4,077,600	$22.80
Options granted	2,106,026	$10.61
Options exercised	(4,899)	$13.94
Options forfeited	(210,410)	$18.37

Unexercised options outstanding:
February 23, 2001	5,968,317	$18.66
Options granted	2,798,803	$12.90
Options exercised	(44,982)	$11.02
Options forfeited	(206,163)	$15.74

Unexercised options outstanding:
February 22, 2002	8,515,975	$16.87
Options granted	3,754,576	$16.12
Options exercised	(321,528)	$11.91
Options forfeited	(1,001,390)	$16.91

Unexercised options outstanding:
February 28, 2003	10,947,633	$16.76

Exercisable options:
February 23, 2001	1,529,009	$23.59
February 22, 2002	3,315,401	$20.64
February 28, 2003	5,389,038	$18.95

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Stock Option Information
	February 28, 2003

	Outstanding Options			Exercisable Options

		Weighted-Average	Weighted-		Weighted-
Range of		Remaining Contractual	Average		Average
Exercise Prices	Options	Term (Years)	Exercise Price	Options	Exercise Price

$10.50 to $15.00	5,396,590	7.4	$12.32	3,043,315	$12.44
$15.01 to $20.00	3,337,193	9.0	$16.45	134,678	$17.20
$20.01 to $36.50	2,213,850	5.0	$28.04	2,211,045	$28.03

$10.50 to $36.50	10,947,633	7.4	$16.76	5,389,038	$18.95

      The price per share of options outstanding ranged from $10.50 to $36.50 as of February 28, 2003, February 22, 2002 and February 23, 2001. As of February 28, 2003, there were 9,527,418 options available for future issuances.

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model.

	Year Ended

	February 28,	February 22,	February 23,
Weighted Average Assumptions for Option Grants	2003	2002	2001

Risk-free interest rate	4.3%	4.5%	6.4%
Dividend yield	2.7%	1.7%	3.0%
Volatility	37.9%	40.5%	44.4%
Average expected term (years)	4.0	4.0	4.0
Fair value per share of options granted	$4.49	$4.24	$3.66

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

14.     OTHER INCOME, NET

	Year Ended

Other Income, net	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Interest income	$3.8	$8.3	$8.3
Loss on dealer transitions	(8.3)	(11.0)	(24.7)
Gain on disposal of property and equipment	16.4	3.7	26.9
Miscellaneous, net	3.0	(1.5)	4.8

	$14.9	$(0.5)	$15.3

      Losses on dealer transitions relate to the uncollectibility of funds advanced to dealers to finance ownership changes and are classified as non-operating. These losses do not include write-offs of receivables that have arisen as a result of product sales. Charges for write-offs associated with trade receivables from these affiliates are recorded as operating expenses.

      During 2003, we recognized losses on dealer transitions primarily related to two specific International dealers that have been significantly affected by the office furniture recession in their markets. During 2002 and 2001, we recognized losses on dealer transitions primarily related to two specific dealers in the United States. The dealers’ operating results deteriorated due to a significant decline of business activity in their local market and a variety of other performance issues. As a result, these dealers were restructured and ownership was transitioned to new dealer principals.

      In 2003, the gain on disposal of property and equipment primarily related to the sale of our Tustin, California manufacturing facility and write-off of related equipment. We received net proceeds of $35.7 and recorded a gain of $15.1 million. In 2001, we generated a gain of $26.9 million on disposal of property and equipment, which was primarily related to the sale of two non-income producing real estate assets.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

15.     INCOME TAXES

	Year Ended

Provision for Income Taxes	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Current income taxes:
Federal	$0.6	$2.8	$93.1
State and local	0.4	1.4	6.3
Foreign	12.3	10.8	30.7

	13.3	15.0	130.1

Deferred income taxes:
Federal	(13.6)	9.9	—
State and local	0.4	0.1	0.6
Foreign	(22.3)	(26.5)	(19.8)

	(35.5)	(16.5)	(19.2)

	$(22.2)	$(1.5)	$110.9

      The total amount of undistributed earnings of foreign subsidiaries, which are deemed to be permanently invested, amounted to $55.2 million at February 28, 2003. No provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us because it is not practicable to estimate the amount of those taxes. Subject to certain limitations, withholding taxes on foreign dividends would be available for use as credit against the United States tax liability.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The significant components of deferred income taxes is as follows:

Deferred Income Taxes	February 28,	February 22,
(in millions)	2003	2002

Deferred income tax assets:
Employee benefit plan obligations	$111.4	$114.1
Reserves and allowances	57.8	54.2
Foreign and Domestic operating losses	46.0	32.8
Valuation Allowance on operating losses	(12.0)	(13.2)
Net investment in leases	20.0	—
Other	1.9	9.0

Total deferred income tax assets	225.1	196.9
Deferred income tax liabilities:
Property and equipment	(52.2)	(50.6)
Intangible assets	(5.0)	(8.0)
Net investment in leases	0.0	(5.9)

Total deferred income tax liabilities	(57.2)	(64.5)

Net deferred income tax assets	167.9	132.4
Current portion	71.7	73.3

Non-current portion	$96.2	$59.1

      As of February 28, 2003, we have $133.5 million of foreign and domestic operating loss carryforwards. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $34.0 million will be realized on these loss carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

benefits or that future valuation allowances will not be required. The operating loss carryforwards expire as follows:

Operating Loss Carryforwards
(in millions)

Year Ending	Amount

2005	$0.2
2006	14.2
2007	30.1
2008-2021	45.1
No expiration	43.9

$133.5

      The total income tax provision (benefit) we have recognized is reconciled to that computed under the federal statutory tax rates as follows:

	Year Ended

Income Tax Provision (Benefit) Reconciliation	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Tax provision (benefit) at federal statutory rate	$(20.7)	$(0.5)	$106.3
State and local income taxes, net of federal tax	0.3	0.3	5.5
Goodwill and intangible asset amortization and write-offs	—	2.7	4.9
Research and experimentation credit	(1.5)	(1.8)	(1.0)
Foreign taxes, net of valuation allowance on foreign losses	(2.3)	(0.9)	(9.7)
Contributions	—	(1.1)	(0.1)
Other	2.0	(0.2)	5.0

Total income tax provision (benefit) recognized	$(22.2)	$(1.5)	$110.9

16.     FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Financial Instruments

      Financial instruments, which potentially subject us to concentrations of investment and credit risk, primarily consist of cash and equivalents, investments, accounts and notes receivable, direct finance lease receivables,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

company owned life insurance policies, accounts payable and short-term borrowings and long-term debt. We place our cash and equivalents with high-quality financial institutions and invest in high-quality securities and commercial paper. We limit our exposure, by policy, to any one financial institution or debtor.

      We use derivative financial instruments, principally forward contracts and swaps and interest rate swaps and caps, primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

      Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates to the amount of underlying assets also subject to variable interest rates. Certain contracts are designated as hedges against possible changes in the amount of future cash flows associated with interest payments of the existing variable-rate obligations. Under these contracts, we agree to receive an amount equal to a specific variable interest rate, times the same principal amount. In return we will pay an amount equal to a specified fixed interest rate times the same principal amount. Fair value hedges reduce our exposure to changes in interest rates that could affect the fair value of either an asset or liability that derives its value from a fixed rate. The principal amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination. See Notes 2 and 10 for more information regarding interest rate swaps and caps. The net effect on our operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates.

      Information regarding our interest rate swaps is summarized below.

	February 28, 2003			February 22, 2002

Interest Rate Swaps	Fair Value	Notional		Fair Value	Notional
(in millions)	of Liability	Amount	Interest Rates	of Liability	Amount	Interest Rates

Cash flow hedges	$5.5	$59.3	6.2%-6.6%	$12.8	$248.1	4.8%-7.1%
Fair value hedges	—	—	—	$2.1	$48.1	7.1%

      The notional amounts shown above do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

      Foreign exchange contracts are primarily used to hedge the risk that unremitted or future revenue owed to us for the sale or anticipated sale, and the risk that future payments by us for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month period. We hedge net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International segment operations over the ensuing twelve-month period. To hedge this exposure, we used foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year. The fair value and notional amounts of foreign exchange contracts were immaterial as of February 28, 2003 and February 22, 2002.

      We recognized a loss of $7.7 million related to the settlement of certain swap agreements in connection with the sale of leased assets in 2003 (see Note 6).

      Other comprehensive income (loss) related to derivatives consisted of the following components:

	Year Ended

Derivative Adjustments, net of tax	February 28,	February 22,
(in millions)	2003	2002

Cumulative effect of accounting change (SFAS No. 133)	$—	$(5.1)
Change in fair value of derivative instruments	(8.2)	(12.4)
Adjustment due to swap settlement	7.7	—
Settlement to interest expense	5.2	9.5

Derivative adjustments, net of tax	$4.7	$(8.0)

      Prior to the adoption of SFAS No. 133, gains and losses on foreign exchange contracts were generally included as a component of Other Income (Expense), net in our Consolidated Statements of Income.

Concentrations of Credit Risk

      Our trade receivables are primarily due from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers. Dealers, rather than the Company, are responsible for assessing and assuming credit risk of their customers, and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Occasionally, a sales contract may be structured such that the customer payment or obligation is direct to the Company. In those cases, the Company assumes the credit risk. Since we primarily “assemble-to-order”, trade receivables are, with few exceptions, related to specific customer orders which we believe reduces our credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

      We also have net investments in lease assets related to furniture leases originated and funded by the Financial Services segment. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Our 10 largest lease

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

customers make up $72.4 million of gross lease receivables at the end of 2003. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

Lease Commitments

      We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. During the normal course of business, we have entered into several sale-leaseback arrangements for certain equipment and facilities. In accordance with GAAP, these leases are accounted for as operating leases and any gains from the sale of the original properties were recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other Long-term Liabilities, and amounted to $29.8 million as of February 28, 2003 and $32.9 million as of February 22, 2002.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases
(in millions)

Year Ending	Amount

2004	$44.3
2005	37.7
2006	30.1
2007	23.3
2008	18.2
Thereafter	96.3

$249.9

      Rent expense under all operating leases approximated $55.9 million for 2003, $55.4 million for 2002 and $46.1 million for 2001.

      As described in Note 2, we have leased aircraft under a synthetic lease structure that was put in place in May 2000. The synthetic lease structure provides us with access to funding at commercial rates. Under the accounting rules prior to FIN No. 46, the structure is defined as an operating lease. Under FIN No. 46 it is likely that the aircraft will be capitalized on our balance sheet, and the related obligation will be recorded as debt. If this occurs, the impact of this accounting change on the Consolidated Statements of Income will be an increase in depreciation and interest expense offset by the fact that the recording of rent expense will no longer be required. As required, we plan to implement FIN No. 46 in Q3 2004.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Guarantees

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. The guarantees arose out of our relationship with the dealers and joint ventures. No loss has been experienced nor is any anticipated under these agreements. Since these guarantees were all entered into prior to December 31, 2002, there is no carrying amount for our obligation under the guarantees. We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and the contractors file claims. No loss has been experienced nor is any anticipated under these agreements. Projects with bonds have completion dates ranging from one to three years. If there was a performance failure by the dealers, we have the ability to step in and cure the problem thereby mitigating potential loss. Where we have supported performance bonds for joint ventures, we require any significant contractors to also provide performance bonds to provide coverage if they cause a performance failure or delay. There is no carrying amounts for these performance bonds since they were all issued prior to December 31, 2002. Performance bonds issued subsequent to December 31, 2002 amounted to $1.4 million. We have not recorded a liability for these bonds since we believe the risk and amount to be immaterial.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	February 28,	February 22,
(in millions)	2003	2002

Performance bonds	$64.4	$26.1
Guarantees with dealers and joint ventures	25.7	27.6
Guarantees—other	1.5	0.6

Total Guarantees	$91.6	$54.3

      Of the guarantees with dealers and joint ventures listed above, the amount drawn related to our unconsolidated dealers and joint ventures was $7.8 million as of February 28, 2003 and $3.5 million as of February 22, 2002. These guarantees are primarily issued to support private borrowing arrangements. Management believes the actual risk of loss under these guarantees to be minimal.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Contingencies

      We depend on our independent dealers to represent us to customers in individual geographic markets, which can be defined as a country, region, or major metropolitan area. We believe this network of independent dealers is a significant source of competitive advantage. There are some geographic markets where we are represented by a single dealer, or where business is highly concentrated in a single dealer. In those situations, the loss of the dealer could negatively affect our ability to maintain market share and compete for new business in that market while a new dealer is established. There are other situations where an individual dealer principal, partnership or corporation may own multiple dealerships in various markets. Therefore, we have, in the past, sometimes elected to make debt and equity investments or guarantees to facilitate ownership transitions to avoid a disruption in the operation of the dealership. We have also, in the past, sometimes elected to assume, provide or guarantee credit for dealerships and dealer owners experiencing economic difficulty. All such contractual obligations, guarantees and contingencies are disclosed in the related financial statements and notes. However, it is possible that we may have additional non-contractual contingent exposures related to our dependence on individual dealers in key markets and certain dealer owners, as described above. It is not practicable to estimate this exposure.

      We are continuing actions to implement the Steelcase Production System, which involves consolidation of plants, relocation of products between plants, new processes, and adoption of new supply chain strategies. There is some risk that these actions could lead to temporary disruptions or increased costs. We have planned our implementation carefully to avoid those risks, and have successfully mitigated those risks in the past.

      Many of our operations are relatively vertically integrated which has given us better control over the factors of production. However, this may also expose us to business interruption risk if a key operation is lost due to casualty. We have taken steps to reduce this risk through contingency planning, and through business interruption insurance.

      We routinely launch new products and periodically remove older products from our offering. In general, we expect new products to help us gain market share, and we expect customers to move from older products to our newer offerings. There is some risk that new products will not be successful and related fixed asset investments could be impaired. There is also some risk that we lose customers, and therefore market share, when we cull a product from our line. We take steps, including phased implementations and migration strategies, to reduce these risks.

      We have several discretionary incentive compensation plans that cover the majority of our employees. These plans are based on factors such as Economic Value Added and other financial profitability and performance measures. Annual bonuses are payable after the end of the fiscal year and therefore, are included in Employee Compensation in the accompanying Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Litigation

      We are involved in litigation from time to time in the ordinary course of business. Based on known information, management believes we are not currently a party to any material litigation.

17.     OPERATING SEGMENTS

      We operate under four reportable segments: North America, SDP, International and Financial Services plus an “Other” category.

      The North America segment consists of manufacturing and sales operations in the United States and Canada. This segment includes 16 manufacturing locations, represents approximately 8,500 employees and serves customers through a network of approximately 350 dealer locations.

      The SDP includes: Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta. These companies operate autonomously, and together report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace. The SDP segment represents approximately 1,300 employees and serves customers through a dealer network, which includes many of the same dealers as the North America segment dealer network.

      The International segment includes all sales and manufacturing operations of the Steelcase and Werndl brands outside the United States and Canada. Today, the International segment includes 17 manufacturing facilities located in 11 countries, represents about 4,000 employees and serves customers through a network of approximately 550 dealer locations.

      The Financial Services segment provides leasing services to customers primarily in North America, and more recently in Europe, to facilitate the purchase of the Company’s products. This segment also provides selected financing services to our dealers. In 2003, the Financial Services segment accounted for $32.3 million, or 1.2% of our total revenue. Starting in 2004, we will continue to originate leases for customers and earn a fee for that service, but a third party will provide lease funding. As a result, we will no longer have credit or residual risk related to those leases. In the future, Financial Services will no longer be reported as a separate segment since its results and asset base are below the threshold requirements. Instead, Financial Services will be included with the “Other” category.

      The Other category includes PolyVision, IDEO and Attwood subsidiaries, ventures and unallocated corporate expenses. PolyVision, acquired during 2002, is a manufacturer and installer of visual communications products for learning environments and office settings. IDEO is a design and innovation services subsidiary, while Attwood is a marine accessories subsidiary.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      We evaluate performance and allocate resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

Operating Segment Data	North			Financial
(in millions)	America	SDP	International	Services	Other	Consolidated

Fiscal 2003
Revenue	$1,497.9	$291.2	$485.9	$32.3	$279.6	$2,586.9
Operating income (loss)	(19.1)	14.5	(27.1)	(0.1)	(21.4)	(53.2)
Total assets	1,072.1	152.6	445.2	211.8	460.5	2,342.2
Capital expenditures	45.1	9.6	15.7	—	6.1	76.5
Depreciation & amortization	107.3	8.7	26.9	—	14.1	157.0
Fiscal 2002
Revenue	$1,930.0	$330.5	$596.9	$79.6	$152.5	$3,089.5
Operating income (loss)	51.6	23.7	(35.1)	10.5	(31.0)	19.7
Total assets	1,194.4	173.1	668.9	514.9	416.2	2,967.5
Capital expenditures	60.1	19.3	29.4	—	14.2	123.0
Depreciation & amortization	118.6	8.0	36.9	0.3	8.6	172.4
Fiscal 2001
Revenue	$2,651.4	$442.2	$732.4	$78.2	$144.8	$4,049.0
Operating income (loss)	242.3	34.1	38.5	8.0	(16.5)	306.4
Total assets	1,353.2	220.2	800.3	587.0	196.3	3,157.0
Capital expenditures	202.3	11.2	33.8	—	13.2	260.5
Depreciation & amortization	109.3	9.0	36.5	0.4	7.3	162.5

      Effective for the quarter ended November 22, 2002, we changed the classification of our reportable segments. Restated quarterly data prior to the third quarter of 2003 was provided in our Form 10-Q for the quarter ended November 22, 2002.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Reportable geographic information is as follows:

	Year Ended

Reportable Geographic Data	February 28,	February 22,	February 23,
(in millions)	2003	2002	2001

Revenue:
United States	$2,030.0	$2,395.8	$3,181.1
Foreign locations	556.9	693.7	867.9

Total	$2,586.9	$3,089.5	$4,049.0

Long-lived Assets:
United States	$1,043.5	$1,165.1	$1,041.1
Foreign locations	227.2	466.6	467.1

Total	$1,270.7	$1,631.7	$1,508.2

      Revenue is attributable to countries based on the location of the customer.

18.     ACQUISITIONS

PolyVision

      On November 14, 2001, we acquired 100% of PolyVision Corporation for approximately $182.3 million. The purchase price included approximately $72.9 million of cost of equity, $103.2 million in assumed debt and $6.2 million of transaction costs. PolyVision offers a variety of visual communication tools, ranging from standard white boards to fully interactive plasma displays, and we expect this acquisition to facilitate growth in the corporate learning and higher education markets and to provide increased access to the K-12 education market. The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations after November 14, 2001 have been consolidated with ours. Goodwill and intangible assets acquired in the transaction amounted to $141.9 million.

Custom Cable

      Effective July 31, 2001, we acquired 100% of Custom Cable Industries, a designer of data and voice cabling and fabricator of data and telecommunication network cable assemblies for $21.5 million. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after July 31, 2001 have been consolidated within our North America segment. Intangible assets acquired in the transaction amounted to $14.7 million.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Steelcase Artwright Manufacturing

      Effective February 7, 2002, we acquired a 75% equity interest in Steelcase Artwright Manufacturing SDN BHD, a joint venture with Artwright Holdings Berhad, a leading office furniture company in Southeast Asia. The joint venture manufactures furniture for office environments primarily in Southeast Asia. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after February 7, 2002 have been consolidated with ours. The transaction was completed for $13.1 million in cash, and resulted in intangible assets of $6.3 million being recorded. Additionally, as part of our joint venture agreement, we loaned our joint venture partner $4.4 million for a term of five years at a 6.375% interest rate. The Note is secured by the underlying common stock of our joint venture partner.

Other

      During 2003, we completed a transaction to help transition a dealer to new ownership. We own 100% of one class of stock, and control the Board of Directors of the dealer. As a result, the balance sheet and results of operations of the dealer were consolidated within our North America segment, which added $24.3 million of revenue and $1.1 million of operating income to our 2003 results. However, since earnings do not accrue to the class of stock we own, 100% of the operating profits were eliminated in the Equity in Net Income of Joint Ventures and Dealer Transitions line. As a result, there was no effect on net income.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

19.     RESTRUCTURING CHARGES

      During 2003, we continued to reduce costs by restructuring certain areas of our business. Charges related to workforce reductions and restructuring activities are summarized in the following table:

Restructuring Charges	February 28,	February 22,
(in millions)	2003	2002

Cost of sales:
North America	$9.2	$19.0
Steelcase Design Partnership	—	—
International	6.7	10.8
Financial Services	—	—
Other	0.6	—

	16.5	29.8

Operating expenses:
North America	26.2	12.8
Steelcase Design Partnership	1.4	—
International	7.1	7.7
Financial Services	0.5	—
Other	9.5	—

	44.7	20.5

Totals	$61.2	$50.3

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Below is a summary of the charges and payments during 2002 and 2003 that have been applied against the reserve as of February 28, 2003.

Restructuring Reserve	Workforce	Business Exit
(in millions)	Reductions	and Other Costs	Total

Reserve balance as of February 23, 2001.	$—	$—	$—
Additions	38.1	12.2	50.3
Payments and adjustments	(19.3)	(9.3)	(28.6)

Reserve balance as of February 22, 2002.	18.8	2.9	21.7
Additions	48.3	12.9	61.2
Payments and adjustments	(55.9)	(8.6)	(64.5)

Reserve balance as of February 28, 2003.	$11.2	$7.2	$18.4

      During 2002, we reserved for approximately 1,300 identified salaried workforce reductions— all of which have occurred as of February 28, 2003. During 2003, our restructuring for workforce reductions related to 1,425 positions, of which approximately 1,250 had occurred as of February 28, 2003. The remaining terminations are expected to take place in 2004.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

20.     UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

2003
Revenue	$643.1	$659.3	$646.7	$637.8	$2,586.9
Gross profit	182.0	195.7	176.0	192.7	746.4
Operating income (loss)	(14.6)	(10.7)	(35.1)	7.2	(53.2)
Net income (loss) before cumulative effect of accounting change	(15.4)	(7.3)	(31.1)	17.6	(36.2)
Cumulative effect of accounting change	(229.9)	—	—	—	(229.9)
Net income (loss)	(245.3)	(7.3)	(31.1)	17.6	(266.1)
Earnings (loss) per share (basic and diluted) before cumulative effect of accounting change	(0.10)	(0.05)	(0.21)	0.12	(0.24)
Cumulative effect of accounting change per share	(1.56)	—	—	—	(1.56)
Earnings (loss) per share (basic and diluted)	(1.66)	(0.05)	(0.21)	0.12	(1.80)

2002
Revenue	$905.2	$792.5	$731.4	$660.4	$3,089.5
Gross profit	286.1	249.3	221.5	176.5	933.4
Operating income (loss)	48.6	12.4	6.7	(48.0)	19.7
Net income (loss)	23.9	6.5	4.9	(34.3)	1.0
Earnings per share (basic and diluted)	0.16	0.04	0.03	(0.23)	—

      Full year 2003 and first quarter results, as presented above, reflect a correction of the first quarter charge related to the adoption of SFAS No. 142 (refer to Note 8 for further information regarding SFAS No. 142). We originally recorded a non-cash charge of $170.6 million related to the impairment of goodwill in our International reporting unit. We retained a valuation consultant and worked together with them to perform the original calculation, which our auditors reviewed at that time. At year-end an error in the original calculation was identified and corrected, resulting in a revised first quarter non-cash charge of $229.9 million. The SFAS No. 142 adoption charge has no effect on revenue, operating income, or cash flow, and does not affect net income in any other quarter. However, our year-to-date Consolidated Statement of Income and Consolidated Statement of Cash Flows as originally reported in first through third quarters were restated to reflect the negative impact of the $59.3 million adjustment due to the correction of the first quarter charge. Additionally, our carrying value of goodwill and our stockholders’ equity in the first through third quarters has been restated on our Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity as a result of this correction.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      On November 14, 2001, we acquired PolyVision Inc. The results of their operations were consolidated with our results of operations beginning in Q4 2002. See Note 18.

      Following is a summary of the restructuring and other non-recurring items included in our quarterly results above:

Quarterly Restructuring and Other Non-recurring Items	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Total

2003
Restructuring Charges:
Workforce reductions	$5.9	$5.2	$26.7	$10.5	$48.3
Business exit and other costs	1.9	8.7	2.3	—	12.9

	7.8	13.9	29.0	10.5	61.2

Other non-recurring items:
(Gain) loss on sale of leased assets	5.7	—	—	(6.2)	(0.5)
(Gain) loss on sale of real estate	—	—	2.3	(17.4)	(15.1)
Asset impairments	—	—	—	4.0	4.0
Post-retirement curtailment gain	—	—	—	(16.4)	(16.4)
Other	—	(1.3)	—	1.8	0.5

	5.7	(1.3)	2.3	(34.2)	(27.5)

Total restructuring and other non-recurring items	$13.5	$12.6	$31.3	$(23.7)	$33.7

2002
Restructuring Charges:
Workforce reductions	$—	$11.0	$7.4	$19.7	$38.1
Business exit and other costs	—	—	—	12.2	12.2

	0.0	11.0	7.4	31.9	50.3

Other non-recurring items:
Loss on dealer transition	7.0	—	—	—	7.0
Gain on sale of fixed asset			(3.8)	—	(3.8)

	7.0	—	(3.8)	—	3.2

Total restructuring and other non-recurring items	$7.0	$11.0	$3.6	$31.9	$53.5

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.

GRAND RAPIDS, MICHIGAN

      We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 28, 2003 and February 22, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2003. Our audits also included the financial statement schedule for the three years in the period ended February 28, 2003 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 28, 2003 and February 22, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill as of February 23, 2002.

BDO SEIDMAN, LLP

Grand Rapids, Michigan

March 26, 2003, except for Note 10, which is as of May 2, 2003

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

      The consolidated financial statements and other financial information contained in this annual report were prepared by management in conformity with accounting principals generally accepted in the United States of America. In preparing these financial statements, reasonable estimates and judgments have been made when necessary.

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

James P. Hackett

President and
Chief Executive Officer
James P. Keane
Senior Vice President,
Chief Financial Officer

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Year Ended

	February 28,	February 22,	February 23,
Allowance for Losses on Accounts Receivable	2003	2002	2001

Balance at beginning of year	$65.4	$58.9	$45.5
Additions:
Charged to costs and expenses	21.2	12.4	17.5
Charged to other accounts	—	2.0	—
Deductions (1)	(25.1)	(7.9)	(4.1)

Balance at end of year	$61.5	$65.4	$58.9

(1)	Excess of accounts written off over recoveries.

S-1

Index of Exhibits

Exhibit
No.	Description

1.1
Purchase Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp.(14)

2.1	Agreement and Plan of Merger by and among Steelcase Inc., PV Acquisition Corp. and PolyVision Corporation dated August 24, 2001, as amended(15)
3.1	Second Restated Articles of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, as amended June 15, 2000(10)
4.1
Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.(9)

4.2	Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility(12)
4.3	Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility(12)
4.4	Global Commercial Paper Programme—ECP Issuing and Paying Agency Agreement dated June 20, 2001(13)
4.5	Global Commercial Paper Programme—USCP Issuing and Paying Agency Agreement dated June 20, 2001(13)
4.6	Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A.(14)
4.7	First Supplemental Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A.(14)
4.8
Registration Rights Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp.(14)

4.9	Form of Note (included in Exhibit 4.7)(14)
4.10	First Amendment to Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility(14)
4.11	First Amendment to Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility(14)
4.12	Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)
4.13	Amendment dated May 24, 2001 to Credit Facility Agreement dated April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)

Exhibit
No.	Description

4.14
Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)

4.15
Amendment dated May 24, 2001 to Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)

4.16
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000(15)

4.17	Credit Facility Agreement dated as of May 24, 2001 by and between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)
4.18
Guarantee dated as of May 24, 2001, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of May 24, 2001, between Steelcase Financial Services Ltd. and Royal Bank of Canada(15)

4.19
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001(15)

4.20	Loan Agreement dated April 9, 1999, by and among Steelcase SAS, Steelcase Inc. and Societe Generale(15)
4.21	Participation Agreement dated as of April 9, 1999, by and between Steelcase Europe LLC and Societe Generale(15)
4.22	First Amendment to Loan Agreement dated as of June 15, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale(15)
4.23	Second Amendment to Loan Agreement dated November 12, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale(15)
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

Exhibit
No.	Description

4.26
Amendment No. 2 to Lease Receivables Transfer Agreement dated as of November 17, 2000, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc.(15)

4.27
Amendment No. 3 to Lease Receivables Transfer Agreement dated as of October 17, 2001, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., the financial institutions from time to time party thereto and Citicorp North America, Inc.(15)

4.28
Performance Guaranty dated as of October 20, 1999, made by Steelcase Inc., in favor of Corporate Asset Funding Company, Inc., the financial institutions from time to time party to the Lease Receivables Transfer Agreement and Citicorp North America, Inc.(15)

4.29
Omnibus Amendment No. 1 to that certain Lease Receivables Transfer Agreement, entered into as of November 15, 2001 by and among Steelcase Inc., Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., Citibank N.A. and Citicorp North America, Inc.(15)

4.30
Amendment No. 4 to Lease Receivables Transfer Agreement dated as of February 21, 2002, Steelcase Financial Services Inc., Corporate Asset Funding Company, Inc., Citibank N.A. and Citicorp North America, Inc.(15)

4.31	Second Amendment to Credit Agreement dated October 3, 2002, Long Term Multicurrency Revolving Credit Facility(11)
4.32	Second Amendment to Credit Agreement dated October 3, 2002, Short Term Multicurrency Revolving Credit Facility(11)
4.33
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000(11)

4.34
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000(11)

4.35
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001(11)

4.36
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001(11)

4.37	Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS, Steelcase Inc. and Societe Generale(11)

Exhibit
No.	Description

10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett(3)
10.2	Steelcase Inc. Restoration Retirement Plan(2)
10.3	Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of June 1, 2000(25)
10.4	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford(5)
10.5	Stock Purchase Agreement between Steelcase Inc. and Strafor Facom S.A. dated as of April 21, 1999(8)
10.6	Steelcase Inc. Non-Employee Director Deferred Compensation Plan(6)
10.7	Steelcase Inc. Deferred Compensation Plan(7)
10.8	Steelcase Inc. Benefit Plan for Outside Directors(26)
10.9	First Amendment to the Steelcase Inc. Restoration Retirement Plan(27)
10.10	First Amendment to the Steelcase Inc. Deferred Compensation Plan(28)
10.11	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan(29)
10.12	Shareholder’s Agreement by and among Steelcase Inc., PV Acquisition, Inc. and The Alpine Group, Inc. dated August 24, 2001(22)
10.13	Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002(16)
10.14	Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002(17)
10.15	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002(18)
10.16	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002(19)
10.17	Aircraft Time Sharing Agreement between Steelcase Inc. and Robert W. Black, dated March 31, 2002(20)
10.18	Resignation Agreement between Steelcase Inc. and James R. Stelter dated September 27, 2002(21)
10.19	Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003
10.20	2004-1 Amendment to the Steelcase Inc. Benefit Plan for Outside Directors
10.21	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP

Exhibit
No.	Description

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.4	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002(23)
99.5	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002(24)

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997.

(2)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(3)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(4)	Incorporated by reference to the like numbered exhibit to Amendment 1 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 14, 1998.

(5)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(8)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999, and incorporated herein by reference.

(9)	Incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2000, as filed with the Commission on May 25, 2000.

(10)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000.

(11)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22,2002, as filed with the Commission on January 6,2003.

(12)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001.

(13)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2001, as filed with the Commission on October 9, 2001.

(14)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(15)	Incorporated by reference to the like numbered exhibit to the Company’s S-4 filing, as filed with the Commission on February 22, 2002.

(16)	Filed as Exhibit No. 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.29 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.30 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.31 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.32 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.26 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(23)	Filed as Exhibit No. 99.1 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(24)	Filed as Exhibit No. 99.2 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000, and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.