Form 10-Q
period 2003-05-30
STEELCASE INC
filed 2003-07-14
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of incorporation)	(I.R.S. Employer Identification No.)

901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip Code)

(616) 247-2710

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      As of June 26, 2003, Steelcase Inc. had 43,808,262 shares of Class A Common Stock and 104,024,166 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 30, 2003

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations for the Three Months Ended May 30, 2003 and May 24, 2002	3
	Condensed Consolidated Balance Sheets as of May 30, 2003 and February 28, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 30, 2003 and May 24, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23
Exhibit Index		24

PART I— FINANCIAL INFORMATION

Item 1.     Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended

	May 30,	May 24,
	2003	2002

Revenue	$571.9	$643.1
Cost of sales	410.1	457.5
Restructuring costs	10.2	3.6

Gross profit	151.6	182.0
Operating expenses	169.8	192.4
Restructuring costs	4.7	4.2

Operating loss	(22.9)	(14.6)
Interest expense	(4.8)	(5.1)
Other income (expense), net	6.3	(4.9)

Loss before income tax benefit and cumulative effect of accounting change	(21.4)	(24.6)
Income tax benefit	(8.0)	(9.2)

Loss before cumulative effect of accounting change	(13.4)	(15.4)
Cumulative effect of accounting change	—	(229.9)

Net loss	$(13.4)	$(245.3)

Basic and diluted per share data:
Loss before cumulative effect of accounting change	$(0.09)	$(0.10)
Cumulative effect of accounting change	—	(1.56)

Loss	$(0.09)	$(1.66)

Dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 30,	February 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$91.8	$128.9
Accounts receivable:
Third party, net	379.8	345.7
Affiliate, net	20.7	21.5
Notes receivable:
Third party, net	22.8	37.7
Affiliate, net	9.5	9.4
Net investment in leases	28.5	37.8
Inventories	134.9	129.8
Deferred income taxes	83.2	71.7
Other current assets	31.3	31.6

Total current assets	802.5	814.1
Property and equipment, net	761.9	774.0
Notes receivable:
Third party, net	33.1	18.1
Affiliate, net	5.9	5.9
Net investment in leases	81.5	101.9
Equity investment in dealer transitions	21.4	21.2
Deferred income taxes	94.6	101.7
Goodwill	209.8	209.8
Other intangible assets, net	93.8	96.2
Other assets	196.3	199.3

Total assets	$2,300.8	$2,342.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128.4	$145.4
Short-term borrowings and current portion of long-term debt	39.4	30.0
Accrued expenses:
Employee compensation	81.8	90.9
Employee benefit plan obligations	25.2	39.6
Product warranties	22.5	26.0
Workers’ compensation claims	25.7	25.8
Other	164.3	144.8

Total current liabilities	487.3	502.5

Long-term liabilities:
Long-term debt	290.7	294.2
Employee benefit plan obligations	238.1	237.8
Other long-term liabilities	44.0	52.6

Total long-term liabilities	572.8	584.6

Total liabilities	1,060.1	1,087.1

Shareholders’ equity:
Common stock	288.1	286.1
Accumulated other comprehensive loss	(42.4)	(50.1)
Deferred compensation	(1.8)	—
Retained earnings	996.8	1,019.1

Total shareholders’ equity	1,240.7	1,255.1

Total liabilities and shareholders’ equity	$2,300.8	$2,342.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended

	May 30,	May 24,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(13.4)	$(245.3)
Depreciation and amortization	35.5	39.0
Cumulative effect of accounting change	—	229.9
(Gain) loss on the sales of leased assets	(2.7)	5.7
Restructuring payments, net	(2.7)	(0.6)
Changes in operating assets and liabilities	(76.6)	(29.1)
Other, net	(2.1)	(9.8)

Net cash used in operating activities	(62.0)	(10.2)

INVESTING ACTIVITIES
Capital expenditures	(11.2)	(20.5)
Proceeds from the sales of leased assets	38.0	170.2
Net (increase) decrease in notes receivable and leased assets	(3.5)	8.8
Other, net	5.4	8.9

Net cash provided by investing activities	28.7	167.4

FINANCING ACTIVITIES
Long-term debt issuances (repayments), net	(4.9)	(106.1)
Short-term borrowings (repayments), net	8.5	(89.7)
Common stock issuance	—	3.6
Dividends paid	(8.9)	(8.8)

Net cash used in financing activities	(5.3)	(201.0)

Effect of exchange rate changes on cash and cash equivalents	1.5	0.8

Net decrease in cash and cash equivalents	(37.1)	(43.0)
Cash and cash equivalents, beginning of period	128.9	69.4

Cash and cash equivalents, end of period	$91.8	$26.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2003 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority owned subsidiaries.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

      Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, references to quarters are as follows: Q1 2004 references the first quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

2.     NEW ACCOUNTING STANDARDS

FIN No. 46—Consolidation of Variable Interest Entities

      Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. In May 2000, we began leasing aircraft through a synthetic lease structure that is currently accounted for as an operating lease. Beginning in Q3 2004, the aircraft will be capitalized on our balance sheet and the related obligation will be recorded as debt as required by the provisions of this Interpretation. The impact of this accounting change on the consolidated statements of income will be an increase in depreciation and interest expense, partially offset by the fact that the recording of rent expense will no longer be required.

SFAS No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards (“SFAS”) No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. We do not expect this statement to have a material effect on our financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement affects the issuer’s accounting for three types of freestanding financial instruments:

•	Mandatorily redeemable shares;

•	Put options and forward purchase contracts involving instruments that require or may require the issuer to buy back some of its shares; and

•	Obligations that can be settled with shares.

      This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of Q3 2004. We do not have any of the instruments covered by this statement; therefore, we do not expect this statement to have a material effect on our financial statements.

3.     EARNINGS (LOSS) PER SHARE

	Three Months Ended

	May 30,	May 24,
Components of Earnings (Loss) Per Share	2003	2002

Numerator:
Loss before cumulative effect of accounting change	$(13.4)	$(15.4)
Cumulative effect of accounting change	—	(229.9)

Net loss numerator for both basic and diluted EPS	$(13.4)	$(245.3)

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	147.6	147.4
Potentially dilutive shares resulting from stock options(1)	—	—

Denominator for diluted EPS(1)	147.6	147.4

(1)	The denominator for basic EPS is used for calculating diluted EPS for Q1 2004 and Q1 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued.

      Diluted earnings per share includes effects of shares issued under our Stock Incentive Plans. However, due to their anti-dilutive effect, we have not included the effects of 10.7 million and 6.0 million options in our calculation of diluted earnings per share for Q1 2004 and Q1 2003, respectively.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.     STOCK-BASED COMPENSATION

      Prior to 2004, we accounted for our Stock Incentive Plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Given the terms of the Company’s plans, no stock-based employee compensation cost was recognized in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Effective at the beginning of 2004, it is the Company’s policy to expense stock-based compensation using the fair value based method of accounting. Fair value is measured on the grant date of the related equity instrument and is recognized as compensation expense over the applicable vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. As permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we adopted the prospective transition method, under which compensation cost will be recognized for all awards granted, modified or settled on or after March 1, 2003. There were no stock options granted in Q1 2004, therefore, no expense was recorded.

      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to all outstanding and unvested awards:

	Three Months Ended

	May 30,	May 24,
SFAS No. 123 Pro Forma Data	2003	2002

Net loss, as reported	$(13.4)	$(245.3)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.8)	(1.3)

Pro forma net loss	$(17.2)	$(246.6)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.09)	$(1.66)

Basic and diluted—pro forma	$(0.12)	$(1.67)

5.     COMPREHENSIVE LOSS

      Comprehensive loss is comprised of net loss and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended

	May 30,	May 24,
Components of Comprehensive Loss	2003	2002

Net loss	$(13.4)	$(245.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	7.8	9.6
Derivative adjustments, net of tax	0.1	5.6
Minimum pension liability	(0.2)	—

Total	7.7	15.2

Comprehensive loss	$(5.7)	$(230.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Foreign currency translation adjustments of $7.8 in Q1 2004 included the realization of $4.1 of currency translation losses related to our Brazilian operations, which accumulated over many years. In accordance with GAAP, we previously recorded these unrealized losses as a reduction in shareholders’ equity through the Accumulated Other Comprehensive Income line. Now that we are disposing of the underlying assets, we recognized the loss through the Condensed Consolidated Statements of Operations. Since the unrealized currency translation losses were previously recognized as reductions of shareholders’ equity, the current realization of these losses through the Condensed Consolidated Statements of Operations had no effect on shareholders’ equity as of May 30, 2003. The remaining $3.7 of the $7.8 related to other current unrealized foreign currency translation adjustments and is reported within stockholders’ equity in Accumulated Other Comprehensive Loss.

6.     INVENTORIES

      Inventories are stated at the lower of cost or market and are valued based upon the last-in, first-out (“LIFO”) method, the first-in, first-out (“FIFO”) method or the average cost method. The North America segment primarily uses the LIFO method to value its inventory. The companies in the Steelcase Design Partnership (“SDP”) segment use the inventory valuation methods that were in place at the time we acquired them. The subsidiaries in the International segment value their inventory using the FIFO method.

	May 30,	February 28,
Inventories	2003	2003

Finished goods	$63.3	$63.1
Work in process	29.5	27.4
Raw materials	75.7	72.9

	168.5	163.4
LIFO reserves	(33.6)	(33.6)

	$134.9	$129.8

      The portion of inventories determined by the LIFO method aggregated $59.9 as of May 30, 2003 and $61.6 as of February 28, 2003.

7.     GOODWILL AND INTANGIBLE ASSETS

      During Q1 2004, there were no increases in or impairments of goodwill. Additionally, there were no reallocations of goodwill between operating segments.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      As of May 30, 2003 and February 28, 2003, our other intangible assets and related accumulated amortization consisted of the following:

	May 30, 2003			February 28, 2003

		Accumulated			Accumulated
Other Intangible Assets	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.5	$5.6	$42.9	$48.5	$4.6	$43.9
Trademarks	32.5	18.7	13.8	32.5	17.8	14.7
Non-compete agreements	1.9	1.3	0.6	1.9	1.1	0.8
Other	7.1	2.8	4.3	7.1	2.5	4.6

Total	90.0	28.4	61.6	90.0	26.0	64.0

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$122.2	$28.4	$93.8	$122.2	$26.0	$96.2

      In Q1 2004 we recorded amortization expense of $2.4 on intangible assets subject to amortization compared to $4.5 in Q1 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2004: $8.5; 2005: $7.2; 2006: $6.9; 2007: $6.9; and 2008: $6.9. As acquisitions and dispositions occur in the future, these amounts may vary.

8.     RESTRUCTURING CHARGES

      In Q1 2004, we continued to reduce costs by restructuring certain areas of our business. Charges relating to severance, business exit and other restructuring activities are summarized in the following table:

Fiscal 2004

Restructuring Charges	Q1

Cost of sales:
North America	$2.9
International	7.3

10.2

Operating expenses:
North America	2.4
International	0.3
Other	2.0

4.7

Total	$14.9

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Below is a reconciliation of the restructuring reserve for activity during Q1 2004:

		Business
	Workforce	Exit and
Restructuring Reserve	Reductions	Other Costs	Total

Reserve balance as of February 28, 2003	$11.2	$7.2	$18.4
Additions	9.7	5.2	14.9
Payments and adjustments	(11.7)	(5.9)	(17.6)

Reserve balance as of May 30, 2003	$9.2	$6.5	$15.7

      During 2003, our restructuring charges for workforce reductions related to 1,425 positions, 1,300 of which occurred as of May 30, 2003. During Q1 2004, we reserved for an additional workforce reduction of 415 positions, 290 of which occurred during the quarter. Therefore, 250 previously announced workforce reductions will occur during the remainder of 2004.

9.     COMMON STOCK

Repurchase Program

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q1 2004. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

Restricted Stock Program

      Under the Steelcase Inc. Incentive Compensation Plan, the Compensation Committee of the Board of Directors approved and granted 200,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) in March 2003 to certain members of management. These restricted stock shares and RSUs vest in March 2006 and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death prior to the vesting date. The restricted stock grants are expensed ratably over the vesting period based on the value of the restricted stock grant on the date of the grant. The RSUs are expensed over the 3-year vesting period based on the current market value of the shares to be granted. The aggregate market value of the restricted stock shares at the date of issuance of $1.9 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants.

10.     BUSINESS SEGMENTS

      We operate on a worldwide basis within three reportable segments: North America, SDP and International, plus an “Other” category.

      Our North America segment consists of manufacturing, sales operations and consolidated dealers in the United States and Canada and includes the Company’s Steelcase and Turnstone brands.

      The SDP includes Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta and their brands. These companies operate autonomously and report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Our International segment includes all sales and manufacturing operations of the Steelcase and Werndl brands outside the United States and Canada.

      Within the “Other” category are the Company’s Financial Services, PolyVision, IDEO and Attwood subsidiaries, ventures and unallocated corporate expenses. Financial Services provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers. Financial Services was a reporting segment in 2003 and is now included in Other because revenue, operating income and assets fall below the threshold required for segment reporting. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards. IDEO is a design and innovation services subsidiary. Attwood manufactures hardware and accessories for the marine industry. More than 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporation allocation. We evaluate performance and allocate resources based on operating income.

	Three Months Ended

	May 30,	May 24,
Operating Segment Income Statement Data	2003	2002

Revenue
North America	$296.2	$391.0
Steelcase Design Partnership	67.0	68.7
International	129.8	107.6
Other	78.9	75.8

Consolidated revenue	$571.9	$643.1

Operating income (loss)
North America	$(19.3)	$(6.3)
Steelcase Design Partnership	2.9	3.6
International	(5.2)	(9.8)
Other	(1.3)	(2.1)

Consolidated operating loss	$(22.9)	$(14.6)

	May 30,	February 28,
Operating Segment Balance Sheet Data	2003	2003

Total Assets
North America	$1,073.3	$1,072.1
Steelcase Design Partnership	149.9	152.6
International	470.7	445.2
Other	606.9	672.3

Consolidated total assets	$2,300.8	$2,342.2

11.     GUARANTEES AND PRODUCT WARRANTY

Guarantees

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. The guarantees arose out of our relationship with

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the dealers and joint ventures. No loss has been experienced nor is any anticipated under these agreements. As specified in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, guarantees and performance bonds (discussed below) issued prior to December 31, 2002 are not required to be nor are they recorded on our balance sheet.

      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and the contractors file claims. No loss has been experienced nor is any anticipated under these agreements. Projects with bonds have completion dates ranging from one to three years. If there was a performance failure by the dealers, we have the ability to step in and cure the problem thereby mitigating potential loss. Where we have supported performance bonds for joint ventures, we require any significant contractors to also provide performance bonds to provide coverage if they cause a performance failure or delay. As required by FIN No. 45, performance bonds issued or modified subsequent to December 31, 2002 should be recognized as a liability at the fair value of the obligation undertaken in issuing the performance bonds. As of May 30, 2003, we did not record a liability for these bonds since we believed the risk and amount of potential loss to be immaterial.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

	May 30,	February 28,
	2003	2003

Performance bonds	$68.8	$64.4
Guarantees with dealers and joint ventures	25.3	25.7
Guarantees—other	2.6	1.5

Total	$96.7	$91.6

Product Warranty

      The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations for products sold. This estimated amount is determined by historical product data and management’s knowledge of current events and actions.

May 30,
Product Warranty	2003

Balance at beginning of quarter	$26.0
Accruals for warranties	—
Settlements/ adjustments made during the quarter	(3.5)

Balance at end of quarter	$22.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following review of our financial condition and results of operations should be read in conjunction with our fiscal year 2003 Form 10-K. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended

	May 30, 2003		May 24, 2002

Revenue	$571.9	100.0%	$643.1	100.0%
Cost of sales	410.1	71.7	457.5	71.1
Restructuring and impairment costs	10.2	1.8	3.6	0.6

Gross profit	151.6	26.5	182.0	28.3
Operating expenses	169.8	29.7	192.4	29.9
Restructuring and impairment costs	4.7	0.8	4.2	0.7

Operating loss	(22.9)	(4.0)	(14.6)	(2.3)
Non-operating items, net	1.5	0.3	(10.0)	(1.5)

Loss before taxes	(21.4)	(3.7)	(24.6)	(3.8)
Income tax benefit	(8.0)	(1.4)	(9.2)	(1.4)

Loss before cumulative effect of accounting change	(13.4)	(2.3)	(15.4)	(2.4)
Cumulative effect of accounting change	—	—	(229.9)	(35.7)

Net loss	$(13.4)	(2.3)%	$(245.3)	(38.1)%

First Quarter Financial Review

      Our first quarter results reflect the difficult economic environment we anticipated, particularly in our North America segment. Revenue in Q1 2004 was $571.9, down 11.1% from Q1 2003.

      With this decline in revenue, we reported a loss of $13.4 in Q1 2004. These results compare to a loss of $15.4, before the cumulative effect of adopting SFAS No. 142 in Q1 2003. The net loss for Q1 2003 was $245.3 including the cumulative effect of adopting SFAS No. 142.

      During Q1 2004, we continued to take actions to improve our operating performance, including:

•	Continuing the consolidation of manufacturing operations within our North America and International segments to reduce excess capacity and further the implementation of our lean manufacturing model.

•	Reducing our global workforce by more than 350 positions during Q1 2004, for a total of more than 3,600 positions since Q1 2003 and by more than 10,000 positions since Q3 2001.

•	Idling our non-selling North America functions for one week in April 2003.

•	Continuing the implementation of our new leasing strategy in our Financial Services business, which maintains customer service but reduces our long-term credit risk.

      We incurred pre-tax severance and restructuring charges of $14.9 during the quarter including $7.6 of restructuring and severance charges in International, $5.3 of severance costs in North America and $2.0 of severance costs in the Other category. In addition, we recorded pre-tax non-operating gains of $3.1 for the sale of the final portion of our Tustin, California property and $2.7 for the sale of leased assets. The net of all these charges and gains was $9.1 pre-tax or $5.7 after-tax.

      The Company continues to restructure and consolidate its manufacturing operations and anticipates certain disruption costs during the implementation periods. Estimated costs of disruption have been incorporated into our financial outlook, however, there are certain risks and uncertainties that these costs could vary. Ultimately, we expect to improve our productivity, increase the effective capacity of each plant, improve inventory turns and create a less capital-intensive industrial model.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Three Months Ended

	May 30,	May 24,
Interest Expense; Other Income (Expense), Net; and Income Taxes	2003	2002

Interest expense	$4.8	$5.1

Other income (expense), net:
Gain (loss) on the sales of leased assets	2.7	(5.7)
Gain on disposal of property and equipment	2.9	—
Miscellaneous, net	0.7	0.8

	$6.3	$(4.9)

Effective income tax rate	37.5%	37.5%

      Interest expense on debt, except debt attributed to our Financial Services business, is recorded as a non-operating expense. This debt remained fairly stable in Q1 2004 compared to Q1 2003; thus, non-operating interest expense is comparable year to year.

      Interest expense attributed to Financial Services debt is recorded as an operating expense. During 2003, we initiated implementation of a new leasing strategy for our Financial Services business where we will continue to originate leases for customers but use a third party to provide lease funding. In connection with this strategy, we have sold substantial portions of our lease portfolio since Q1 2003. In Q1 2004, we sold a portion of the lease portfolio with a book value of $35.3 for proceeds of $38.0, netting a gain of $2.7. In Q1 2003, we recorded the sale of leased assets having a book value $165.4 for proceeds of $170.2. After settling interest rate swaps and transaction fees, we netted a loss of $5.7. We will continue to examine opportunities to reduce our risk, which may include selling portions of our remaining lease portfolio.

      The net gain on disposal of property and equipment in Q1 2004 primarily related to the sale of the final portion of our Tustin, California property. This property was available for sale because we relocated the manufacturing operations to a smaller, more efficient facility.

Business Segment Review

      See additional information regarding our business segments in Note 10 of the condensed consolidated financial statements.

North America

	Three Months Ended

	May 30,	May 24,
Income Statement Data—North America	2003	2002

Revenue	$296.2	$391.0
Gross profit percentage	21.0%	24.1%
Operating expenses	$81.6	$100.7
Operating expense percentage	27.5%	25.8%
Operating loss	$(19.3)	$(6.3)
Operating loss percentage	(6.5)%	(1.6)%

      North America revenue accounted for 51.8% of consolidated revenue in Q1 2004. Weak order patterns and low backlog entering Q1 2004 resulted in lower sales compared to Q4 2003 and a 24.2% decline compared to the prior year. Order rates improved gradually during the quarter.

      Gross profit declined primarily due to the underabsorption of fixed overhead related to excess plant capacity, inefficiencies resulting from plant consolidation activities and from utilizing individual plants at less than half of their capacity. In order to rebuild backlog and improve plant efficiencies, all non-selling functions in North America were idled for one week during Q1 2004. Severance charges for workforce reductions included in cost of goods sold were $2.9 in Q1 2004 and $2.7 in Q1 2003.

      Operating expenses decreased significantly in Q1 2004 versus the prior year due to workforce reductions, idling of all non-selling functions for one week in Q1 2004 and delaying or canceling non-critical projects and discretionary spending. Despite a significant decrease in operating expenses in Q1 2004 versus Q1 2003, operating expenses increased as a percentage of revenue. Essentially, revenue declined faster than the reduction in fixed costs. Headcount was reduced by about 280 positions during the quarter and has decreased over 2,450 positions since Q1 2003. Charges for workforce reductions included in operating expenses were $2.4 and $2.7 in Q1 2004 and Q1 2003, respectively.

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

Steelcase Design Partnership

	Three Months Ended

	May 30,	May 24,
Income Statement Data— Steelcase Design Partnership	2003	2002

Revenue	$67.0	$68.7
Gross profit percentage	38.1%	39.3%
Operating expenses	$22.6	$23.4
Operating expense percentage	33.7%	34.1%
Operating income	$2.9	$3.6
Operating income percentage	4.3%	5.2%

      SDP revenue decreased 2.5% compared to Q1 2003 and accounted for 11.7% of consolidated revenue in Q1 2004. SDP revenue did not decline as significantly as the North America segment because SDP revenue is less dependent on large project orders and is therefore less affected by declines in business capital spending.

      Gross margins dropped in Q1 2004 compared to the prior year primarily due to operational inefficiencies at some of the companies, which led to the underabsorption of fixed costs.

      Operating expenses were down slightly both in total dollars and as a percent of sales because of cost reductions implemented in the past year.

      SDP had no restructuring or other special charges during Q1 2004 or Q1 2003.

International

	Three Months Ended

	May 30,	May 24,
Income Statement Data—International	2003	2002

Revenue	$129.8	$107.6
Gross profit percentage	23.9%	27.0%
Operating expenses	$36.2	$38.8
Operating expense percentage	27.9%	36.1%
Operating loss	$(5.2)	$(9.8)
Operating loss percentage	(4.0)%	(9.1)%

      International revenue represented 22.7% of consolidated revenue in Q1 2004. Revenue increased approximately 20% compared to Q1 2003, primarily due to the strengthening euro versus the U.S. dollar. Orders softened in local currency in certain markets during Q1 2004.

      Gross margin as a percentage of revenue decreased about three percentage points from the prior year. Gross margins are shown net of restructuring charges of $7.3 in Q1 2004 and $0.9 in Q1 2003. Excluding these restructuring charges in both years, the Q1 2004 gross profit percentage would have been 1.7 percentage points higher than in Q1 2003. The improvement was primarily the result of the realization of benefits from plant rationalization efforts and other restructuring activities.

      The restructuring charges in cost of goods sold in Q1 2004 included a $6.3 charge related to a change in our business model in Brazil where we discontinued manufacturing operations. Included in this charge is a $4.1 non-cash currency translation loss, which had previously been reflected as a reduction in shareholders’ equity as a component of accumulated other comprehensive loss in accordance with GAAP. In addition, we recorded severance and restructuring charges of $1.0 for the shutdown of manufacturing operations in Portugal and relocation to other European facilities.

      Despite the adverse impact of currency translation, operating expenses decreased both in absolute dollars and as a percentage of revenue. The decrease can be attributed to continued focus on cost controls and the realization of benefits from workforce reductions over the past 18 months. Included in operating expenses are restructuring charges of $0.3 and $1.5 in Q1 2004 and Q1 2003, respectively.

      Operating performance significantly improved in the International segment in Q1 2004 compared to Q1 2003 primarily due to continued cost reduction efforts and the payback of previous cost reductions. Excluding the restructuring charges mentioned above, the International segment would have been profitable in the quarter.

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

Other

	Three Months Ended

	May 30,	May 24,
Income Statement Data—Other	2003	2002

Revenue	$78.9	$75.8
Operating loss	$(1.3)	$(2.1)

      As mentioned in Note 10 of the condensed consolidated financial statements, the Other category includes the operating companies of Financial Services, PolyVision, IDEO and Attwood and miscellaneous revenue and expenses from ventures and unallocated corporate expenses. The revenues and expenses generated from the businesses comprising the Other category are not directly tied to the office furniture industry, thus have not been materially affected by the industry downturn.

      The Financial Services business has net investments in leased assets related to furniture leases. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

Liquidity and Capital Resources

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-term debt and short-term borrowings	$330.1	$39.4	$38.3	$252.4	—
Operating leases	$274.0	$48.4	$74.1	$44.9	$106.6

      Our total liquidity facilities as of May 30, 2003 were:

Amount

Global bank facility	$200.0
Various uncommitted lines	148.8

Total credit lines available	348.8
Less: borrowings outstanding	19.4

Available capacity	$329.4

      As of May 30, 2003, our financial position included cash, cash equivalents and short-term investments of $93.6. Total consolidated debt as of May 30, 2003 was $330.1 consisting primarily of a public bond indenture and term financings from banks. Our consolidated debt to capital ratio was 21.2% at the end of the quarter compared to 20.8% at the end of Q4 2003.

      Of the $39.4 of debt payments due in less than one year, $21.8 relates to various United States and foreign term obligations with interest rates ranging from 4.00% to 8.21%. The remaining $17.6 relates to various foreign revolving credit facilities with interest rates ranging from 3.66% to 5.00%.

      Our long-term debt rating is BBB from Standard & Poor’s and Baa3 from Moody’s Investor Services. Moody’s Investor Services currently has the Company under review for possible downgrade.

      Certain of our financing and lease facilities require us to satisfy financial covenants. The global bank facility lenders approved waivers of the minimum net worth covenant through July 31, 2003. We are in compliance with all other covenants as of May 30, 2003.

      We are in the process of finalizing a new 3-year unsecured revolving credit facility that will replace our current facility. The facility will be for $250 million with an option to increase it to $350 million, subject to customary conditions. We expect to complete the transaction prior to July 31, 2003.

Cash Flow

Cash used in operating activities

	Three Months Ended

	May 30,	May 24,
Cash Flow Data—Operating Activities	2003	2002

Net loss	$(13.4)	$(245.3)
Depreciation and amortization	35.5	39.0
Cumulative effect of accounting change	—	229.9
Changes in operating assets and liabilities	(76.6)	(29.1)
Other, net	(7.5)	(4.7)

Net cash used in operating activities	$(62.0)	$(10.2)

      There were several reasons why changes in operating assets and liabilities used cash in the quarter. First, the Company made its annual contribution for employee retirement plans during the quarter, as is typical. Second, accrued employee compensation expense decreased because of a change in timing of quarter-end relative to pay periods, and because of workforce reductions. Third, accounts receivable was higher than at year-end, in part because businesses with higher average days sales outstanding were a larger percentage of our business in the quarter. Fourth, accounts payable was lower than at year-end primarily because of the timing of certain payments at quarter-end and at year-end. Finally, accruals related to restructuring activity were reduced during the quarter because payments made were greater than new accruals.

Cash provided by investing activities

	Three Months Ended

	May 30,	May 24,
Cash Flow Data—Investing Activities	2003	2002

Capital expenditures	$(11.2)	$(20.5)
Proceeds from the sales of leased assets	38.0	170.2
Net (increase) decrease in notes receivable and leased assets	(3.5)	8.8
Other, net	5.4	8.9

Net cash provided by investing activities	$28.7	$167.4

      We continue to closely scrutinize capital spending to ensure that we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products.

      Sales of leased assets continued in Q1 2004 as our Financial Services business implemented its new funding strategy. Excluding the leased asset sale, our lease portfolio temporarily increased in Q1 2004 while we completed the transition of lease funding to a third party.

Cash used in financing activities

	Three Months Ended

	May 30,	May 24,
Cash Flow Data—Financing Activities	2003	2002

Long-term debt issuances (repayments), net	$(4.9)	$(106.1)
Short-term borrowings (repayments), net	8.5	(89.7)
Dividends paid	(8.9)	(8.8)
Common stock issuance	—	3.6

Net cash used in financing activities	$(5.3)	$(201.0)

      In Q1 2004, no significant or unusual financing activities took place. In Q1 2003, we used cash generated by the sales of leased assets to pay down borrowings.

      We paid common stock dividends of $0.06 per share in Q1 2004 and Q1 2003. The exercise of employee stock options during Q1 2003 generated $3.6.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q1 2004 or 2003.

Recently Issued Accounting Standards

      See Note 2 of the unaudited Condensed Consolidated Financial Statements.

Forward-Looking Statements

      From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. For example, certain portions of this Quarterly Report on Form 10-Q contain various “forward-looking statements.” Such statements involve certain risks and uncertainties that could cause actual results to vary. The Company’s performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions/ uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers or dealers (including changes in their ability to pay amounts owed to the Company); changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the Company’s manufacturing processes; the ability of the Company to effectively cull products; the ability of the Company to successfully negotiate new credit facilities; possible acquisitions or divestitures by the Company; the Company’s ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the Company’s success in integrating acquired businesses, initiating and managing alliances and increased global sourcing, transitioning production of products or product components to other manufacturing facilities or to third parties as a result of production rationalization or plant consolidations, implementation of technology initiatives or migration to a less vertically integrated manufacturing model; changes in business strategies and decisions; and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

      During Q1 2004, no material change in foreign exchange risks occurred.

Interest Rates

      During Q1 2004, no material change in interest rate risks occurred.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we believe we are not a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

      Notwithstanding the above, in addition to those matters noted in the Company’s Annual Report on Form 10K for the year ended February 28, 2003, Steelcase’s Metropolitan Furniture subsidiary located in Oakland, California identified an air permit emission exceedence and reported it to the Bay Area Air Quality Management District (“BAAQMD”). In response to that notification, on June 11, 2003, the BAAQMD conducted an inspection of the facility and issued a notice of violation for exceeding permit limits for non-purgable organic compounds in February and March. BAAQMD has not yet sought penalties or other costs associated with that notice and any potential penalties or costs cannot be estimated at this time.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matter to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      a. EXHIBITS

           See Exhibit Index.

      b. REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed April 1, 2003 reporting under Item 12, Results of Operation and Financial Condition, Steelcase Inc.’s fourth quarter and fiscal year ended February 28, 2003 earnings release.

      A Current Report on Form 8-K was filed April 1, 2003 reporting under Item 9, Regulation FD Disclosure, Steelcase Inc. held a public webcast regarding its fourth quarter and fiscal year results, which were announced on March 31, 2003.

      A Current Report on Form 8-K was filed April 24, 2003 reporting under Item 5, Other Events, Steelcase Inc. currently has long-term debt ratings of BBB from Standard & Poor’s and Baa3 from Moody’s Investors Service.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: July 14, 2003

EXHIBIT INDEX

Exhibit
No.	Description

4.38	Fourth Amendment to Loan Agreement and Waiver dated April 17, 2003, by and among Steelcase SAS, Steelcase Inc. and Societe Generale

4.39
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000

4.40
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001

4.41	Second Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated May 16, 2003 between Steelcase Inc. and various facility lenders

4.42	Limited Waiver Regarding Long Term Credit Agreement dated April 2, 2003 between Steelcase Inc. and various lenders

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002