Form 10-Q
period 2003-08-29
STEELCASE INC
filed 2003-10-10
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2003

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

      As of September 25, 2003, Steelcase Inc. had 44,573,858 shares of Class A Common Stock and 103,274,533 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 29, 2003

INDEX

		Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended August 29, 2003 and August 23, 2002.	3
	Condensed Consolidated Balance Sheets as of August 29, 2003 and February 28, 2003.	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 29, 2003 and August 23, 2002.	5
	Notes to Condensed Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Exhibit Index		27

PART I— FINANCIAL INFORMATION

Item 1.     Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 29,	August 23,	August 29,	August 23,
	2003	2002	2003	2002

Revenue	$612.1	$644.2	$1,167.7	$1,270.5
Cost of sales	437.1	451.7	836.2	898.0
Restructuring costs	7.3	1.6	17.5	5.2

Gross profit	167.7	190.9	314.0	367.3
Operating expenses	169.4	191.4	336.3	380.7
Restructuring costs	0.1	12.3	4.8	16.5

Operating loss	(1.8)	(12.8)	(27.1)	(29.9)
Interest expense	(5.1)	(5.2)	(9.9)	(10.3)
Other income (expense), net	1.7	3.5	8.2	(1.3)

Loss from continuing operations before income tax benefit	(5.2)	(14.5)	(28.8)	(41.5)
Income tax benefit	(2.0)	(6.0)	(10.8)	(16.1)

Loss from continuing operations	(3.2)	(8.5)	(18.0)	(25.4)
Income from discontinued operations, net of applicable taxes	1.3	1.2	2.7	2.7
Gain on sale of net assets of discontinued operations, net of applicable taxes of $11.9.	20.0	—	20.0	—

Income (loss) before cumulative effect of accounting change	18.1	(7.3)	4.7	(22.7)
Cumulative effect of accounting change	—	—	—	(229.9)

Net income (loss)	$18.1	$(7.3)	$4.7	$(252.6)

Basic and diluted per share data:
Loss from continuing operations	$(0.02)	$(0.06)	$(0.12)	$(0.17)
Income from discontinued operations	0.14	0.01	0.15	0.02
Cumulative effect of accounting change	—	—	—	(1.56)

Earnings (loss)	$0.12	$(0.05)	$0.03	$(1.71)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 29,	February 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$172.6	$128.9
Accounts receivable:
Third party, net	379.7	345.7
Affiliate, net	19.0	21.5
Notes receivable:
Third party, net	49.2	37.7
Affiliate, net	13.3	9.4
Net investment in leases	25.7	37.8
Inventories	121.0	129.8
Deferred income taxes	82.1	71.7
Other current assets	34.0	31.6

Total current assets	896.6	814.1
Property and equipment, net	713.0	774.0
Notes receivable:
Third party, net	24.0	18.1
Affiliate, net	5.6	5.9
Net investment in leases	72.0	101.9
Equity investment in dealer transitions	18.2	21.2
Deferred income taxes	103.1	101.7
Goodwill	210.8	209.8
Other intangible assets, net	91.2	96.2
Other assets	193.4	199.3

Total assets	$2,327.9	$2,342.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139.4	$145.4
Short-term borrowings and current portion of long-term debt	29.8	30.0
Accrued expenses:
Employee compensation	76.3	90.9
Employee benefit plan obligations	30.7	39.6
Product warranties	20.6	26.0
Workers’ compensation claims	26.7	25.8
Income taxes payable	46.7	23.6
Other	145.5	121.2

Total current liabilities	515.7	502.5

Long-term liabilities:
Long-term debt	286.2	294.2
Employee benefit plan obligations	233.2	237.8
Other long-term liabilities	41.4	52.6

Total long-term liabilities	560.8	584.6

Total liabilities	1,076.5	1,087.1

Shareholders’ equity:
Common stock	288.4	286.1
Accumulated other comprehensive loss	(41.5)	(50.1)
Deferred compensation— restricted stock	(1.6)	—
Retained earnings	1,006.1	1,019.1

Total shareholders’ equity	1,251.4	1,255.1

Total liabilities and shareholders’ equity	$2,327.9	$2,342.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended

	August 29,	August 23,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$4.7	$(252.6)
Depreciation and amortization	71.9	76.7
Cumulative effect of accounting change	—	229.9
Gain on sale of discontinued operations	(31.9)	—
(Gain) loss on sales of leased assets	(2.8)	6.1
Restructuring charges (payments), net	(3.1)	2.9
Changes in operating assets and liabilities, net of corporate acquisitions	(27.9)	(58.2)
Other, net	(12.0)	(6.3)

Net cash used in operating activities	(1.1)	(1.5)

INVESTING ACTIVITIES
Capital expenditures	(19.3)	(44.7)
Proceeds from the disposal of fixed assets	17.2	0.9
Proceeds on sale of discontinued operations	47.9	—
Proceeds from the sales of leased assets	39.8	178.0
Net (increase) decrease in notes receivable and leased assets	(16.2)	3.7
Other, net	1.6	17.1

Net cash provided by investing activities	71.0	155.0

FINANCING ACTIVITIES
Long-term debt issuances (repayments), net	(9.4)	(117.1)
Short-term borrowings (repayments), net	0.3	(48.8)
Common stock issuance	0.3	3.6
Dividends paid	(17.7)	(17.7)

Net cash used in financing activities	(26.5)	(180.0)

Effect of exchange rate changes on cash and cash equivalents	0.3	1.3

Net increase (decrease) in cash and cash equivalents	43.7	(25.2)
Cash and cash equivalents, beginning of period	128.9	69.4

Cash and cash equivalents, end of period	$172.6	$44.2

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

      Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, references to quarters are as follows: Q2 2004 references the second quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

2.     NEW ACCOUNTING STANDARDS

FIN 46— Consolidation of Variable Interest Entities

      Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity shall be included in the consolidated financial statements of the business enterprise. At its Board meeting on October 8, 2003, the FASB voted to defer the implementation date of FIN 46 relating to potential variable interest entities that existed prior to February 1, 2003. As such, this statement is effective for us beginning 04 2004. We are currently evaluating how the provisions of this Interpretation may apply to our aircraft lease and our equity interests in dealers.

      In May 2000, we began leasing aircraft through a synthetic lease structure that is currently accounted for as an operating lease. Beginning in Q4 2004, the aircraft will be capitalized on our balance sheet and the related obligation will be recorded as debt as required by the provisions of this Interpretation. The impact of this accounting change on the consolidated statements of operations will be an increase in depreciation and interest expense, partially offset by the fact that the recording of rent expense will no longer be required.

      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. These unconsolidated dealers are included in Equity Investment in Dealer Transitions in the accompanying Condensed Consolidated Balance Sheets (see Note 7 in our Form 10-K for the year ended February 28, 2003 for additional information). There are also other dealers in ownership transition to which we have provided transition financing and where we do not hold an equity interest. We are currently evaluating whether any of these transition dealers would be defined as variable interest entities under the provisions of this Interpretation and, if so, whether the Company would be deemed the primary beneficiary of the entity.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SFAS No. 149— Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards (“SFAS”) No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. We do not expect this statement will have a material effect on our financial statements.

SFAS No. 150— Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      SFAS No. 150 modifies the traditional definition of liabilities to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS No. 150. This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of Q3 2004. We do not have any of the instruments covered by this statement; therefore, we do not expect this statement to have a material effect on our financial statements.

3.     EARNINGS (LOSS) PER SHARE

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
Components of Earnings (Loss) Per Share	2003	2002	2003	2002

Numerator:
Loss before discontinued operations and cumulative effect of accounting change	$(3.2)	$(8.5)	$(18.0)	$(25.4)
Income from discontinued operations	21.3	1.2	22.7	2.7
Cumulative effect of accounting change	—	—	—	(229.9)

Net income (loss) numerator for both basic and diluted EPS	$18.1	$(7.3)	$4.7	$(252.6)

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	147.8	147.6	147.8	147.5
Potentially dilutive shares resulting from stock options(1)	0.1	0.4	—	0.6

Denominator for diluted EPS(1)	147.9	148.0	147.8	148.1

(1)	The denominator for basic EPS is used for calculating EPS for Q2 2004 and Q2 2003 and the first six months of 2004 and 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our Stock Incentive Plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Diluted earnings per share includes effects of shares issued under our Stock Incentive Plans. Because they were not dilutive, our calculation of diluted earnings per share do not reflect the effects of 8.9 million and 7.4 million options for the quarter and first six months ended August 29, 2003 and August 23, 2002, respectively.

4.     STOCK-BASED COMPENSATION

      Prior to 2004, we accounted for our stock incentive plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Given the terms of the Company’s plans, no stock-based employee compensation cost was recognized in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Effective at the beginning of 2004, it is the Company’s policy to expense stock-based compensation using the fair value based method of accounting. Fair value is measured on the grant date of the related equity instrument and is recognized as compensation expense over the applicable vesting period. We estimate the fair value of stock options using the Black-Scholes option-pricing model. As permitted by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, we adopted the prospective transition method, under which compensation cost will be recognized for all awards granted, modified or settled on or after March 1, 2003. Since there have been no stock options granted in 2004, no compensation expense has been recognized.

      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to all outstanding and unvested awards:

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
SFAS No. 123 Pro Forma Data	2003	2002	2003	2002

Net income (loss), as reported	$18.1	$(7.3)	$4.7	$(252.6)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.4)	(3.0)	(3.0)	(5.9)

Pro forma net income (loss)	$16.7	$(10.3)	$1.7	$(258.5)

Earnings (loss) per share:
Basic and diluted— as reported	$0.12	$(0.05)	$0.03	$(1.71)

Basic and diluted— pro forma	$0.11	$(0.07)	$0.01	$(1.75)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.     COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
Components of Comprehensive Income (Loss)	2003	2002	2003	2002

Net income (loss)	$18.1	$(7.3)	$4.7	$(252.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(5.7)	8.1	3.9
Derivative adjustments, net of tax	0.4	(0.9)	0.5	4.7
Minimum pension liability	0.2	—	—	—

Total	0.9	(6.6)	8.6	8.6

Comprehensive income (loss)	$19.0	$(13.9)	$13.3	$(244.0)

      Foreign currency translation adjustments of $8.1 during the first two quarters of 2004 included the realization of $4.1 of currency translation losses in Q1 2004 related to our Brazilian operations, which accumulated over many years. In accordance with GAAP, we previously recorded these unrealized losses as a reduction in shareholders’ equity through the Accumulated Other Comprehensive Loss line. Upon disposition, we recognized the loss through the Condensed Consolidated Statements of Operations. Since the unrealized currency translation losses were previously recognized as reductions of shareholders’ equity, the current realization of these losses through the Condensed Consolidated Statements of Operations had no effect on shareholders’ equity as of August 29, 2003. The remaining $4.0 of the $8.1 related to other current unrealized foreign currency translation adjustments and is reported within stockholders’ equity in Accumulated Other Comprehensive Loss.

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

	August 29,	February 28,
Inventories	2003	2003

Finished goods	$56.6	$63.1
Work in process	25.3	27.4
Raw materials	70.0	72.9

	151.9	163.4
LIFO reserve	(30.9)	(33.6)

	$121.0	$129.8

      The portion of inventories determined by the LIFO method aggregated $50.6 as of August 29, 2003 and $61.6 as of February 28, 2003.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

      There were no impairments of goodwill or reallocations of goodwill between operating segments during Q2 2004. A summary of changes in goodwill during 2004, by business segment, is as follows:

	Goodwill, net

	February 28,			August 29,
Business Segment	2003	Acquisitions	Dispositions	2003

North America	$41.3	$1.6	$—	$42.9
Steelcase Design Partnership	63.2	—	—	63.2
International	42.0	—	—	42.0
Other	63.3	—	(0.6)	62.7

Total	$209.8	$1.6	$(0.6)	$210.8

      In Q2 2004, we acquired certain assets of a dealer through one of the dealers we currently consolidate. The purchase price of $2.2 included goodwill and other intangibles of $1.6. A final purchase price allocation will be completed by the end of 2004.

      As of August 29, 2003 and February 28, 2003, our other intangible assets and related accumulated amortization consisted of the following:

	August 29, 2003			February 28, 2003

		Accumulated			Accumulated
Other Intangible Assets	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.5	$6.9	$41.6	$48.5	$4.6	$43.9
Trademarks	32.5	19.7	12.8	32.5	17.8	14.7
Non-compete agreements	1.9	1.4	0.5	1.9	1.1	0.8
Other	7.1	3.0	4.1	7.1	2.5	4.6

Total	90.0	31.0	59.0	90.0	26.0	64.0

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$122.2	$31.0	$91.2	$122.2	$26.0	$96.2

      In Q2 2004, we recorded amortization expense of $2.6 on intangible assets subject to amortization compared to $3.3 in Q2 2003. For the six months ended August 29, 2003 we recorded amortization expense of $5.0 compared to $7.8 for the six months ended August 23, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2004: $8.5; 2005: $7.2; 2006: $6.9; 2007: $6.9; and 2008: $6.9. As acquisitions and dispositions occur in the future, these amounts may vary.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.     RESTRUCTURING CHARGES

      During Q2 2004, we continued to reduce costs by restructuring certain areas of our business. Severance and impairment costs related to business exit and restructuring activities are summarized in the following table:

	Fiscal 2004

Restructuring Charges	Q1	Q2	Total

Cost of sales:
North America	$2.9	$2.4	$5.3
International	7.3	4.9	12.2

	10.2	7.3	17.5

Operating expenses:
North America	2.4	0.1	2.5
International	0.3	—	0.3
Other	2.0	—	2.0

	4.7	0.1	4.8

Total	$14.9	$7.4	$22.3

      Below is a reconciliation of the restructuring reserve for activity during 2004:

		Business
	Workforce	Exit and
Restructuring Reserve	Reductions	Other Costs	Total

Reserve balance as of February 28, 2003	$11.2	$7.2	$18.4
Additions	9.9	12.4	22.3
Payments	(16.5)	(8.9)	(25.4)

Reserve balance as of August 29, 2003	$4.6	$10.7	$15.3

      During 2003, our severance charges for workforce reductions related to 1,425 positions, 1,360 of which occurred as of August 29, 2003. During the first two quarters of 2004, we reserved for additional workforce reductions of approximately 525 positions, of which 430 have already occurred. The remaining 160 previously announced workforce reductions related to International plant consolidations will occur during the balance of 2004.

      During 2004, business exit and other costs related to International plant rationalization, and North America and International asset impairments.

9.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. As of August 29, 2003, we had no borrowings against the facility. This facility replaced our $200 million 3-year global committed bank facility that was originally scheduled to expire in April 2004. Maturities under the new facility range from overnight to six months depending on our needs, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on the higher of the prime rate or the federal funds rate plus 0.5% and a margin. The Company may, at its option, and

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subject to customary conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders.

      The new facility requires us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant and a minimum interest coverage ratio covenant. As of August 29, 2003, we are in compliance with all covenants under this facility and our other financing and lease facilities.

10.     COMMON STOCK

Repurchase Program

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q2 2004. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

Restricted Stock Program

      Under the Steelcase Inc. Incentive Compensation Plan, the Compensation Committee of the Board of Directors approved and granted 200,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) in March 2003 to certain members of management. These restricted stock shares and RSUs vest in March 2006 and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. The restricted stock grants are expensed ratably over the vesting period based on the value of the restricted stock grant on the date of the grant. The RSUs are expensed over the 3-year vesting period based on the current market value of the shares to be granted. The aggregate market value of the restricted stock shares at the date of issuance of $1.9 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants.

11.     DISCONTINUED OPERATIONS

      On August 29, 2003, the Company sold substantially all of the net assets of its marine hardware and accessories business (previously reported under the Other category) for cash proceeds of $47.9 and a pre-tax net gain of $31.9 or $20.0 after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of this business have been segregated as discontinued operations for all periods presented and include the amounts indicated in the following table:

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
	2003	2002	2003	2002

Revenue	$14.9	$15.1	$31.2	$31.9
Income before income taxes	$2.0	$1.8	$4.2	$4.2
Income, net of applicable taxes	$1.3	$1.2	$2.7	$2.7

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.     OPERATING SEGMENTS

      We operate on a worldwide basis within three reportable segments: North America, SDP and International, plus an “Other” category. We evaluate performance and allocate resources based on operating income.

      Our North America segment consists of manufacturing, sales operations and consolidated dealers in the United States and Canada, and includes the Company’s Steelcase and Turnstone brands.

      The SDP includes Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta and their brands. These companies operate autonomously and report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, healthcare and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace.

      Our International segment includes all sales and manufacturing operations outside the United States and Canada, and includes the Company’s Steelcase and Werndl brands.

      Within the “Other” category are the Company’s Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Financial Services provides leasing services to customers primarily in North America to facilitate the purchase of our products, and provides selected financing services to our dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards. IDEO provides design and innovation services. Approximately 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporation allocation.

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
Operating Segment Income Statement Data	2003	2002	2003	2002

Revenue
North America	$346.0	$377.7	$642.2	$768.7
Steelcase Design Partnership	73.4	75.1	140.4	143.8
International	120.5	117.3	250.3	224.9
Other	72.2	74.1	134.8	133.1

Consolidated revenue	$612.1	$644.2	$1,167.7	$1,270.5

Operating income (loss)
North America	$3.4	$(2.8)	$(15.9)	$(9.1)
Steelcase Design Partnership	4.6	5.1	7.5	8.7
International	(11.2)	(4.9)	(16.4)	(14.7)
Other	1.4	(10.2)	(2.3)	(14.8)

Consolidated operating loss	$(1.8)	$(12.8)	$(27.1)	$(29.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	August 29,	February 28,
Operating Segment Balance Sheet Data	2003	2003

Total assets
North America	$1,057.6	$1,072.1
Steelcase Design Partnership	147.2	152.6
International	457.2	445.2
Other	665.9	672.3

Consolidated total assets	$2,327.9	$2,342.2

13.	GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No loss has been experienced and no material losses are anticipated under these agreements. Reserves for loan guarantees totaled $0.7 as of August 29, 2003.

      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to three years.

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of August 29, 2003, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $1.1 are recorded as of August 29, 2003 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees and performance bonds are as follows:

	August 29,	February 28,
	2003	2003

Performance bonds— joint ventures	$65.2	$53.6
Performance bonds— dealers	16.9	10.8
Guarantees with dealers and joint ventures	22.0	25.7
Guarantees— other	4.8	1.5

Total	$108.9	$91.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Product Warranty

      The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations for products sold. This estimated amount is determined by historical product data and management’s knowledge of current events and actions.

August 29,
Product Warranty	2003

Balance at beginning of quarter	$22.5
Accruals for warranties	—
Settlements/ adjustments made during the quarter	(1.9)

Balance at end of quarter	$20.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following review of our financial condition and results of operations should be read in conjunction with our fiscal year 2003 Form 10-K. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, references to quarters are as follows: Q2 2004 references the second quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Financial Summary

Results of Operations

	Three Months Ended				Six Months Ended

	August 29, 2003		August 23, 2002		August 29, 2003		August 23, 2002
Income Statement Data

Revenue	$612.1	100.0%	$644.2	100.0%	$1,167.7	100.0%	$1,270.5	100.0%
Cost of sales	437.1	71.4	451.7	70.1	836.2	71.6	898.0	70.7
Restructuring costs	7.3	1.2	1.6	0.2	17.5	1.5	5.2	0.4

Gross profit	167.7	27.4	190.9	29.7	314.0	26.9	367.3	28.9
Operating expenses	169.4	27.7	191.4	29.7	336.3	28.8	380.7	30.0
Restructuring costs	0.1	—	12.3	1.9	4.8	0.4	16.5	1.3

Operating loss	(1.8)	(0.3)	(12.8)	(1.9)	(27.1)	(2.3)	(29.9)	(2.4)
Non-operating items, net	(3.4)	(0.5)	(1.7)	(0.3)	(1.7)	(0.1)	(11.6)	(0.9)

Loss from continuing operations before income tax benefit	(5.2)	(0.8)	(14.5)	(2.2)	(28.8)	(2.4)	(41.5)	(3.3)
Income tax benefit	(2.0)	(0.3)	(6.0)	(0.9)	(10.8)	(0.9)	(16.1)	(1.3)

Loss before discontinued operations and cumulative effect of accounting change	(3.2)	(0.5)	(8.5)	(1.3)	(18.0)	(1.5)	(25.4)	(2.0)
Discontinued operations, net	21.3	3.5	1.2	0.2	22.7	1.9	2.7	0.2

Income (loss) before cumulative effect of accounting change	18.1	3.0	(7.3)	(1.1)	4.7	0.4	(22.7)	(1.8)
Cumulative effect of accounting change	—	—	—	—	—	—	(229.9)	(18.1)

Net income (loss)	$18.1	3.0%	$(7.3)	(1.1)%	$4.7	0.4%	$(252.6)	(19.9)%

Second Quarter and Fiscal Year-to-Date Financial Review

      Our second quarter net income reflects a gain on sale of discontinued operations. As disclosed in Note 11 of the condensed consolidated financial statements, we sold our Attwood marine business during the quarter for cash proceeds of $47.9 and an after-tax gain of $20.0. The results of Attwood and the gain on the sale are presented as discontinued operations. Thus, sales and net loss from continuing operations for the periods presented have been restated to exclude the results of Attwood.

      We incurred an operating loss of $1.8, which includes $7.4 of restructuring costs in the quarter. The operating loss is an improvement over the prior year quarter, despite lower sales, due to better operating expense control and lower restructuring costs.

      Revenue decreased 5.0% compared to Q2 2003 primarily due to the continued global industry downturn. However, revenue increased 10.2% over Q1 2004 primarily because of a 16.8% increase in North America shipments.

      Gross profit percent declined 2.3 points in Q2 2004 compared to Q2 2003 and 2.0 points on a year-to-date basis due to increased restructuring costs and increased underabsorption of fixed manufacturing costs due to lower revenue.

      Operating expenses in the quarter were significantly lower than the prior year quarter in total dollars and declined 2.0 points as a percent of revenue. All business units have been focused on cost control, have reduced headcount and deferred or eliminated non-critical discretionary and project spending.

      We incurred pre-tax restructuring costs, including severance and impairment charges, of $7.4 during the quarter including $4.9 of restructuring and impairment charges in International and $2.5 of restructuring, severance and impairment charges in North America. We have reduced our global workforce by more than 3,600 positions since Q2 2003 and by nearly 10,500 positions, or 43%, since Q3 2001.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Three Months Ended		Six Months Ended

Interest Expense; Other Income (Expense), Net; and Income	August 29,	August 23,	August 29,	August 23,
Taxes	2003	2002	2003	2002

Interest expense	$5.1	$5.2	$9.9	$10.3

Other income (expense), net:
Interest income	$1.0	$1.2	$1.9	$3.4
Gain (loss) on sales of leased assets	0.1	(0.4)	2.8	(6.1)
Loss on dealer transitions	(6.1)	(0.1)	(6.1)	(1.4)
Gain (loss) on disposal of property and equipment	7.1	(0.5)	9.9	(0.5)
Equity in net income of joint ventures and dealer transitions	0.4	1.6	0.3	1.5
Miscellaneous, net	(0.8)	1.7	(0.6)	1.8

Total other income (expense), net	$1.7	$3.5	$8.2	$(1.3)

Total non-operating items, net	$(3.4)	$(1.7)	$(1.7)	$(11.6)

Effective income tax rate	37.5%	37.5%	37.5%	37.5%

      Average debt outstanding remained relatively stable in Q2 2004 and for the year-to-date period then ended compared to the same periods in the prior year. Thus, interest expense remained stable during these periods.

      During 2003, we began implementation of a new leasing strategy for our Financial Services business. We will continue to originate leases for customers, but use a third party to provide lease funding. This relationship allows us to retain control over customer relationships without bearing the credit or residual risk related to those leases. In connection with this strategy, we have sold substantial portions of our lease portfolio since Q1 2003 resulting in a gain on the sale of leased assets of $2.8 for the six months ended August 29, 2003. We continue to explore options to sell the remaining lease portfolio.

      The loss on dealer transitions during Q2 2004 related to an International dealer transition investment originally made in 1999. We took over full ownership of this dealer during the quarter and reduced the carrying value of the investment to the net book value of the underlying tangible assets, which approximates its fair value.

      During Q2 2004, we sold property in the United Kingdom for net cash proceeds of about $11.5 and a pre-tax non-operating gain of $7.0. The facility was idle for about 3 years as a result of prior restructuring work.

Business Segment Review

      See additional information regarding our business segments in Note 12 of the condensed consolidated financial statements.

North America

	Three Months Ended				Six Months Ended

Income Statement Data—
North America	August 29, 2003		August 23, 2002		August 29, 2003		August 23, 2002

Revenue	$346.0	100.0%	$377.7	100.0%	$642.2	100.0%	$768.7	100.0%
Cost of sales	259.8	75.1	285.3	75.6	490.8	76.4	579.2	75.3
Restructuring costs	2.4	0.7	0.9	0.2	5.3	0.8	3.6	0.5

Gross profit	83.8	24.2	91.5	24.2	146.1	22.8	185.9	24.2
Operating expenses	80.3	23.2	91.8	24.2	159.5	24.9	189.8	24.7
Restructuring costs	0.1	—	2.5	0.7	2.5	0.4	5.2	0.7

Operating income (loss)	$3.4	1.0%	$(2.8)	(0.7)%	$(15.9)	(2.5)%	$(9.1)	(1.2)%

      North America revenue accounted for 56.5% of consolidated revenue in Q2 2004. Revenue decreased 8.4% versus the prior year quarter, but increased 16.8% from Q1 2004. The decrease in revenue compared to Q2 2003 was a result of the continued industry downturn. The increase from Q1 2004 reflects strong backlog at the end of Q1 2004, which shipped in Q2 2004. Orders increased slightly compared to Q1 2004, but were volatile throughout Q2 2004.

      Gross profit percentage was flat in the quarter versus the same period last year. Productivity improvements and cost reductions offset increased restructuring costs and underabsorption of fixed overhead. Also affecting gross profits were increased discounts, rebates and incentives which are subtracted from gross revenue to calculate revenue. The increase in these items reduced gross profit by almost 1.0% of revenue versus the prior year quarter.

      Operating expenses, versus the prior year quarter, declined significantly in total dollars and as a percent of revenue due to previous cost reduction activities and ongoing spending control. Total headcount as of August 29, 2003 was approximately 8,300, a reduction of about 21% compared to Q2 2003, or a reduction of approximately 47% since Q3 2001.

      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of these dealers. Generally, Steelcase dealers in North America have successfully reduced costs and taken other steps to manage through the downturn. We have processes that allow us to monitor and react quickly to changes in credit quality of our dealers. We believe our reserves adequately reflect these credit risks. However, if these dealers experience a prolonged or deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Three Months Ended				Six Months Ended

Income Statement Data—
Steelcase Design	August 29, 2003		August 23, 2002		August 29, 2003		August 23, 2002
Partnership

Revenue	$73.4	100.0%	$75.1	100.0%	$140.4	100.0%	$143.8	100.0%
Cost of sales	45.8	62.4	45.5	60.6	87.3	62.2	87.2	60.6

Gross profit	27.6	37.6	29.6	39.4	53.1	37.8	56.6	39.4
Operating expenses	23.0	31.3	24.1	32.1	45.6	32.5	47.5	33.0
Restructuring costs	—	—	0.4	0.5	—	—	0.4	0.3

Operating income	$4.6	6.3%	$5.1	6.8%	$7.5	5.3%	$8.7	6.1%

      SDP revenue decreased 2.3% compared to Q2 2003 and accounted for 12.0% of consolidated revenue in Q2 2004. Order rates have remained relatively stable within the SDP companies. Year-to-date SDP revenue has not declined as significantly as the North America segment primarily due to less dependency on project business and greater penetration outside commercial office furniture in markets such as healthcare, education and hospitality.

      Gross profit dropped in Q2 2004 compared to the prior year primarily due to operational inefficiencies at some of the companies, which led to the underabsorption of fixed costs. There were no restructuring and impairment costs recorded in the quarter or year-to-date for 2004 or 2003.

      The decrease in operating expenses in the quarter and for the year was due to cost reductions implemented in the past year. There were no restructuring charges to operating expenses during the quarter. Restructuring costs recorded in the prior year related to severance charges.

International

	Three Months Ended				Six Months Ended

Income Statement Data—
International	August 29, 2003		August 23, 2002		August 29, 2003		August 23, 2002

Revenue	$120.5	100.0%	$117.3	100.0%	$250.3	100.0%	$224.9	100.0%
Cost of sales	87.7	72.8	83.1	70.8	179.2	71.6	160.8	71.5
Restructuring costs	4.9	4.0	—	—	12.2	4.9	0.9	0.4

Gross profit	27.9	23.2	34.2	29.2	58.9	23.5	63.2	28.1
Operating expenses	39.1	32.5	39.1	33.4	75.1	30.0	76.4	34.0
Restructuring costs	—	—	—	—	0.2	0.1	1.5	0.6

Operating loss	$(11.2)	(9.3)%	$(4.9)	(4.2)%	$(16.4)	(6.6)%	$(14.7)	(6.5)%

      International revenue represented 19.7% of consolidated revenue in Q2 2004. Revenue increased 2.7% compared to Q2 2003 and 11.3% on a year-to-date basis. This increase includes a $16.1 and a $15.3 currency translation benefit for the quarter and six month period ended August 29, 2003, respectively. Had currency exchange rates remained constant in the current year, revenue in Q2 2004 would have been about 11% lower than Q2 2003 and about 7% lower on a year-to-date basis. International markets are not yet showing consistent signs of recovery.

      Restructuring charges in the quarter caused a 4.0 point decrease in margins versus one year ago, and 4.5 points of the 4.6-point decrease in the year-to-date margins. The remaining 2.0 decrease in Q2 2004 margins versus Q2 2003 was primarily due to underabsorption of fixed manufacturing costs, salary and wage increases in the current year and shipment of large projects with lower margins.

      There were no restructuring or related charges recorded in Q2 2004 or Q2 2003 in operating expenses. Operating expenses as reported remained relatively stable for both the quarter and year-to-date periods, but declined significantly in constant dollars. Operating expenses as a percent of revenue improved significantly in the quarter and year-to-date versus the prior year. Cost control and the realization of benefits from workforce reductions and plant restructuring over the past two years led to this operating expense improvement.

      Weak economic conditions in certain countries continue to put pressure on some of our dealers. We continue to monitor the financial condition of dealers for changes in credit quality. We believe our reserves adequately reflect these credit risks. However, if dealers experience a deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Other

	Three Months Ended		Six Months Ended

	August 29,	August 23,	August 29,	August 23,
Income Statement Data— Other	2003	2002	2003	2002

Revenue	$72.2	$74.1	$134.8	$133.1
Operating income (loss)	$1.4	$(10.2)	$(2.3)	$(14.8)

      As mentioned in Note 12 of the condensed consolidated financial statements, the Other category includes the operating companies of Financial Services, PolyVision and IDEO and miscellaneous revenue and expenses from ventures and unallocated corporate expenses. The revenues and expenses generated from the businesses comprising the Other category are not directly tied to the office furniture manufacturing industry, thus have not been materially affected by the industry downturn.

      As mentioned earlier, we sold substantially all the assets of the Attwood marine business during the quarter and are reporting it as a discontinued operation. As such, revenue and operating profit information was restated to exclude Attwood both for this quarter and prior periods. Attwood was previously included in the Other category.

      The significant improvement in operating income (loss) for Q2 2004 and the six month period ended August 29, 2003 versus the corresponding periods of the prior year is primarily attributed to the divestiture of an unprofitable business venture in the prior fiscal year.

      The Financial Services business provides lease financing to end customers and dealer financing. Our underlying net investment in leases represents multiple sales to individual end customers and there are some concentrations of credit risk with certain customers. We closely monitor our receivable exposure and the overall financial condition of the dealers with which we extend financing. We have processes that allow us to monitor and react quickly to changes in credit quality of our lease customers and dealers. We maintain loss reserves related to lease and dealer finance receivables and we believe our reserves adequately reflect the credit risks associated with the customers and dealers. However, a deterioration in the financial stability of certain larger lease customers and dealers would likely require us to record additional charges and reserves.

Liquidity and Capital Resources

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-term debt and short-term borrowings	$316.0	$29.8	$32.5	$253.7	$—
Operating leases	$267.6	$46.9	$72.9	$43.1	$104.7

      Our total liquidity facilities as of August 29, 2003 were:

Amount

Global bank facility	$250.0
Various uncommitted lines	118.5

Total credit lines available	368.5
Less: borrowings outstanding	9.8

Available capacity	$358.7

      As of August 29, 2003, our financial position included cash and cash equivalents of $172.6. Total consolidated debt as of August 29, 2003 was $316.0 consisting primarily of 5-year term notes and term financings from banks. Our consolidated debt to capitalization ratio was 20.3% at the end of the quarter compared to 20.8% at the end of Q4 2003. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

      Of the $29.8 of debt payments due in less than one year, $19.6 relates to various United States and foreign term obligations with interest rates ranging from 5.96% to 8.21%. The remaining $10.2 relates to various foreign revolving credit facilities with interest rates ranging from 2.65% to 3.15%.

      During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. As of August 29, 2003, we had no borrowings against the facility. This facility replaced our $200 million 3-year global committed bank facility that was originally scheduled to expire in April 2004. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. The new facility requires us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant and a minimum interest coverage ratio covenant. As of August 29, 2003, we are in compliance with all covenants under this facility and our other financing and lease facilities.

      Our long-term debt rating is BBB from Standard & Poor’s and Baa3 from Moody’s Investor Services. Both agencies currently have the Company under review for possible downgrade. Any downgrade in our long-term debt rating by either agency could increase our facility fee and our cost of borrowing, should we choose to borrow under the facility. However, we do not believe any increase in our facility fee or cost of borrowing would be material to our financial statements. Additionally, a downgrade in our rating by one of the rating agencies below investment grade would trigger an asset coverage test covenant.

Cash Flow

Cash used in operating activities

	Six Months Ended

	August 29,	August 23,
Cash Flow Data—Operating Activities	2003	2002

Net income (loss)	$4.7	$(252.6)
Depreciation and amortization	71.9	76.7
Cumulative effect of accounting change	—	229.9
Gain on sale of discontinued operations	(31.9)	—
Changes in operating assets and liabilities	(27.9)	(58.2)
Other, net	(17.9)	2.7

Net cash used in operating activities	$(1.1)	$(1.5)

      Over the last six months, we had a slight use of cash in operations due to the following:

•	Accounts receivable increased approximately $30.0 compared to year-end 2003 primarily due to revenue increases in PolyVision and the North America segment.

•	Inventory decreased approximately $6.0 across all segments of our business due to improved turns.

•	Accounts payable decreased approximately $11.0 compared to February 28, 2003 primarily driven by a decrease in our International segment.

      The use of cash recorded as “Other, net” for the six months ended August 29, 2003 was primarily driven by gains on the sales of leased assets of $2.8 versus a loss of $6.1 for the same period last year and restructuring payments/ settlements of $3.1 compared to accruals of $2.9 in the prior year. See further explanation of the sales of leased assets in the Interest Expense; Other Income (Expense), Net; and Income Taxes section above.

Cash provided by investing activities

	Six Months Ended

	August 29,	August 23,
Cash Flow Data— Investing Activities	2003	2002

Capital expenditures	$(19.3)	$(44.7)
Proceeds from the disposal of fixed assets	17.2	0.9
Proceeds on sale of discontinued operations	47.9	—
Proceeds from the sales of leased assets	39.8	178.0
Net (increase) decrease in notes receivable and leased assets	(16.2)	3.7
Other, net	1.6	17.1

Net cash provided by investing activities	$71.0	$155.0

      Capital expenditures were $8.1 in the quarter for a total year-to-date amount that is more than 50% lower than the prior year. The economic downturn has reduced the need for expenditures related to additional capacity; as a result, capital expenditures are $47.6 less than depreciation on a year-to-date basis. Our capital spending is focused on sustaining business and preserving our ability to introduce new, innovative products.

      During Q2 2004, we recorded proceeds from the disposal of fixed assets of $12.6. These included net proceeds of $11.5 from the sale of property in the United Kingdom, as discussed under the Interest Expense; Other Income (Expense), Net; and Income Taxes section above. The remainder of the proceeds from the disposal of fixed assets relates to various other properties sold in connection with our restructuring activities.

      Proceeds on sale of discontinued operations were from the sale of our Attwood subsidiary. See additional information regarding the sale in Note 11 to the condensed consolidated financial statements and in the Second Quarter and Fiscal Year to Date Financial Review section above.

      Sales of leased assets continued in Q2 2004 as our Financial Services business applied its new funding strategy. During the current quarter, leased assets were sold for proceeds of $1.8. The current year increase in notes receivable and leased assets is primarily due to increases in Financial Services project financing and asset-based lending to our North America dealers.

      During Q2 2003, we sold a portion of our minority equity ownership in Modernform, which provided cash of $9.5. This is included in the “Other, net” component of the investing activities.

Cash used in financing activities

	Six Months Ended

	August 29,	August 23,
Cash Flow Data—Financing Activities	2003	2002

Long-term debt issuances (repayments), net	$(9.4)	$(117.1)
Short-term borrowings (repayments), net	0.3	(48.8)
Common stock issuance	0.3	3.6
Dividends paid	(17.7)	(17.7)

Net cash used in financing activities	$(26.5)	$(180.0)

      For the six months ended August 29, 2003, no significant or unusual financing activities used or generated cash. In 2003, we used cash generated by the sales of leased assets to pay down borrowings.

      We paid common stock dividends of $0.06 per share during each of the first two quarters of 2004 and 2003. The exercise of employee stock options generated $0.3 and $3.6 of cash in Q2 2004 and Q1 2003, respectively.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares for the six months ended August 29, 2003 or August 23, 2002.

Recently Issued Accounting Standards

      See Note 2 of the unaudited condensed consolidated financial statements.

Forward Looking Statements

      From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. For example, certain portions of this report contain various “forward-looking statements.” Such statements involve certain risks and uncertainties that could cause actual results to vary. The Company’s performance may differ materially from that contemplated by forward-looking statements for a variety of reasons, including, but not limited to: competitive and general economic conditions/ uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials; competitive pricing pressure; pricing changes by the Company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers or dealers (including changes in their ability to pay amounts owed to the Company); changes in relationships with customers, suppliers, employees and dealers; product (sales) mix; the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the Company’s manufacturing processes; the ability of the Company to effectively cull products; possible acquisitions or divestitures by the Company; the Company’s ability to reduce costs, including ramp-up costs associated with new products and to improve margins on new products; the impact of workforce reductions (including elimination of temporary workers, hourly layoffs, early retirement programs and salaried workforce reductions); the Company’s ability to successfully integrate acquired businesses, initiate and manage alliances and increased global sourcing, transition production of products or components from one of its manufacturing facilities to another or to third parties as a result of production rationalization, implement technology initiatives and migrate to a less vertically integrated manufacturing model; changes in business strategies and decisions; and other risks detailed in the Company’s Form 10-K for the year ended February 28, 2003 and other filings with the Securities and Exchange Commission.

Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

      During Q2 2004, no material change in foreign exchange risks occurred.

Interest Rates

      During Q2 2004, no material change in interest rate risks occurred.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), have concluded that as of August 29, 2003, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within those entities.

      (b) Internal Controls. During the period covered by this report, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we believe we are not a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

      Notwithstanding the above, in connection with the stack tests at the Grand Rapids energy center, the Company has completed modeling to access the potential impact of the variance in the stack diameter. The Michigan Department of Environment Quality (“MDEQ”) has concurred with our conclusion that the modeling demonstrates no adverse emission impact arising from the stack diameter variance. Although these preliminary communications are positive, the MDEQ and/or the Environmental Protection Agency (“EPA”) could seek to impose penalties or other costs in connection with the notice of violation issued on April 24, 2003. Any potential penalties or costs cannot be estimated at this time.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on June 26, 2003. At this meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:

      1. Proposal to elect three Directors to serve three-year terms expiring at the 2006 annual meeting.

	For	Withheld

William P. Crawford	962,769,383	16,078,346
Elizabeth Valk Long	968,558,058	10,289,671
Robert C. Pew III	962,941,798	15,905,931

      There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: James P. Hackett, Earl D. Holton, Michael J. Jandernoa, David W. Joos, Peter M. Wege II, P. Craig Welch, Jr. and Kate Pew Wolters.

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      a. EXHIBITS

           See Exhibit Index.

      b. REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed June 24, 2003 reporting under Item 12, Results of Operations and Financial Condition, Steelcase Inc.’s first quarter fiscal 2004 earnings release.

      A Current Report on Form 8-K was filed June 24, 2003 reporting under Item 9, Regulation FD Disclosure, Steelcase Inc. held a public webcast regarding its first quarter 2004 results, which were announced on June 23, 2003.

      A Current Report on Form 8-K was filed June 26, 2003 reporting under Item 5, Other Events, Steelcase Inc. announced that its Board of Directors named Robert C. Pew III as non-executive board chair and announced the re-election of Mr. Pew III, Lisa Valk Long and William P. Crawford to serve additional three-year terms as directors.

      A Current Report on Form 8-K was filed August 7, 2003 reporting under Item 5, Other Events and Regulation FD Disclosure, Steelcase Inc. completed a new $250 million syndicated bank facility on July 29, 2003. The new Credit Agreement was attached as Exhibit 10.1 under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: October 10, 2003

EXHIBIT INDEX

Exhibit
No.	Description

4.43	Third Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated August 1, 2003 between Steelcase Inc. and various facility lenders

4.44	Fifth Amendment to Loan Agreement dated as of August 7, 2003 by and among Steelcase SAS, Steelcase Inc. and Societe Generale

10.2	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002