Form 10-Q
period 2003-11-28
STEELCASE INC
filed 2004-01-12
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 28, 2003

Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of Incorporation)	(IRS employer identification number)

901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip code)

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

      As of December 29, 2003, Steelcase Inc. had 47,035,411 shares of Class A Common Stock and 100,855,202 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 28, 2003

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 28, 2003 and November 22, 2002	3
	Condensed Consolidated Balance Sheets as of November 28, 2003 and February 28, 2003	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 28, 2003 and November 22, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24-25

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Exhibit Index		27

PART I— FINANCIAL INFORMATION

Item 1.     Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
	2003	2002	2003	2002

Revenue	$614.5	$635.6	$1,782.2	$1,906.1
Cost of sales	443.2	457.3	1,279.4	1,355.5
Restructuring costs	4.6	5.7	22.1	10.7

Gross profit	166.7	172.6	480.7	539.9
Operating expenses	170.6	185.6	506.9	566.1
Restructuring costs	2.1	23.3	6.9	40.0

Operating loss	(6.0)	(36.3)	(33.1)	(66.2)
Interest expense	(4.0)	(5.3)	(13.9)	(15.5)
Other income (expense), net	(4.6)	(8.2)	3.6	(9.5)

Loss from continuing operations before income tax benefit	(14.6)	(49.8)	(43.4)	(91.2)
Income tax benefit	(5.1)	(18.0)	(15.9)	(34.0)

Loss from continuing operations	(9.5)	(31.8)	(27.5)	(57.2)
Income from discontinued operations, net of applicable income taxes	—	0.7	2.7	3.4
Gain on sale of net assets of discontinued operations, net of applicable income taxes of $11.9.	—	—	20.0	—

Loss before cumulative effect of accounting change	(9.5)	(31.1)	(4.8)	(53.8)
Cumulative effect of accounting change	—	—	—	(229.9)

Net loss	$(9.5)	$(31.1)	$(4.8)	$(283.7)

Basic and diluted per share data:
Loss from continuing operations	$(0.06)	$(0.22)	$(0.18)	$(0.38)
Income and gain from discontinued operations	—	0.01	0.15	0.02
Cumulative effect of accounting change	—	—	—	(1.56)

Earnings (loss)	$(0.06)	$(0.21)	$(0.03)	$(1.92)

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 28,	February 28,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$201.1	$128.9
Accounts receivable:
Third party, net	380.7	345.7
Affiliate, net	7.6	21.5
Notes receivable:
Third party, net	50.5	37.7
Affiliate, net	16.5	9.4
Net investment in leases	30.3	37.8
Inventories	118.0	129.8
Deferred income taxes	84.0	71.7
Other current assets	29.6	31.6

Total current assets	918.3	814.1
Property and equipment, net	697.9	774.0
Notes receivable:
Third party, net	22.5	18.1
Affiliate, net	4.8	5.9
Net investment in leases	67.1	101.9
Equity investment in dealer transitions	17.8	21.2
Deferred income taxes	87.2	101.7
Goodwill	208.0	209.8
Other intangible assets, net	88.9	96.2
Other assets	191.3	199.3

Total assets	$2,303.8	$2,342.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138.6	$145.4
Short-term borrowings and current portion of long-term debt	29.4	30.0
Accrued expenses:
Employee compensation	74.8	90.9
Employee benefit plan obligations	34.7	39.6
Product warranties	20.9	26.0
Workers’ compensation claims	27.5	25.8
Income taxes payable	38.5	23.6
Other	151.2	121.2

Total current liabilities	515.6	502.5

Long-term liabilities:
Long-term debt	278.9	294.2
Employee benefit plan obligations	235.4	237.8
Other long-term liabilities	42.6	52.6

Total long-term liabilities	556.9	584.6

Total liabilities	1,072.5	1,087.1

Shareholders’ equity:
Common stock	288.7	286.1
Accumulated other comprehensive loss	(43.5)	(50.1)
Deferred compensation— restricted stock	(1.6)	—
Retained earnings	987.7	1,019.1

Total shareholders’ equity	1,231.3	1,255.1

Total liabilities and shareholders’ equity	$2,303.8	$2,342.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended

	November 28,	November 22,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(4.8)	$(283.7)
Depreciation and amortization	106.8	115.9
Cumulative effect of accounting change	—	229.9
Gain on sale of net assets of discontinued operations	(31.9)	—
Changes in operating assets and liabilities, net of corporate acquisitions	(31.1)	(12.0)
Other, net	15.9	5.5

Net cash provided by operating activities	54.9	55.6

INVESTING ACTIVITIES
Capital expenditures	(29.8)	(63.8)
Proceeds from the disposal of fixed assets	17.8	23.2
Proceeds on sale of net assets of discontinued operations	47.9	—
Proceeds from the sales of leased assets	39.8	185.7
Net (increase) decrease in notes receivable	(21.5)	16.0
Net decrease in investment in leases	5.4	4.4
Other, net	(0.3)	14.3

Net cash provided by investing activities	59.3	179.8

FINANCING ACTIVITIES
Long-term debt issuances (repayments), net	(14.9)	(129.9)
Short-term borrowings (repayments), net	(2.7)	(101.5)
Common stock issuance	0.4	3.7
Dividends paid	(26.6)	(26.6)

Net cash used in financing activities	(43.8)	(254.3)

Effect of exchange rate changes on cash and cash equivalents	1.8	1.6

Net increase (decrease) in cash and cash equivalents	72.2	(17.3)
Cash and cash equivalents, beginning of period	128.9	69.4

Cash and cash equivalents, end of period	$201.1	$52.1

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

      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3 2004 references the third quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

2.     NEW ACCOUNTING STANDARDS

FIN 46(R)—Consolidation of Variable Interest Entities

      Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R) requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), and is considered the primary beneficiary, the assets, liabilities and results of the activities of the VIE shall be included in the consolidated financial statements of the business enterprise. FIN 46(R) is effective for us beginning Q4 2004 as it relates to special purpose entities and beginning in Q1 2005 for other types of VIEs that are not defined as special purpose entities.

      In May 2000, we began leasing aircraft through a synthetic lease structure that meets the FIN 46(R) definition of a special purpose entity. This lease is currently accounted for as an operating lease. Beginning in Q4 2004, the aircraft will be capitalized on our balance sheet and the related obligation will be recorded as debt as required by the provisions of FIN 46(R). This change will increase fixed assets by approximately $43.0 and debt by approximately $49.5. We expect to record approximately a $6.5 pre-tax, or $4.1 after-tax, charge as a cumulative effect of accounting change in our statement of operations. There is no cash effect from this change in accounting and we do not expect any significant impact on our reported results on an on-going basis. Three of our four debt covenants will not be impacted by any additional debt recorded on the balance sheet related to this lease structure. Reported interest expense will increase and this will affect our fourth covenant, the interest coverage covenant, but we expect to remain in compliance. See additional information related to our covenants in Note 9 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      From time to time, we provide transition financing to dealers. For dealerships that we obtain an equity interest as part of our financing, we use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

not exercise participative control. At the end of each year, we determine whether the nature of the relationship has changed in a way that would require consolidation of any particular dealer. Investments in these unconsolidated dealers are included in Equity Investment in Dealer Transitions in the accompanying Condensed Consolidated Balance Sheets (see Note 7 in our Form 10-K for the year ended February 28, 2003 for additional information). There are also other dealers in ownership transition to which we have provided transition financing and where we do not hold an equity interest. We are currently evaluating whether any of the dealers to which we provide transition financing will require consolidation in Q1 2005 pursuant to FIN 46(R).

FSP No. 106-1 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In response to this new law, the FASB released FASB Staff Position (“FSP”) No. 106-1, which would permit deferral of any accounting for the effects of the Act pending further consideration of the underlying accounting issues, unless a sponsor amends its plan. We are a sponsor of a postretirement health care plan (the “plan”) that provides prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. We are currently evaluating any effects the Act may have on the plan and our financial statements.

SFAS No. 132(R) — Employers’ Disclosures about Pensions and Other Postretirement Benefits

      Statement of Financial Accounting Standards (“SFAS”) No. 132(R) requires additional disclosures about pensions and other postretirement benefits. These disclosures include: information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. This statement is effective for domestic plans beginning with our 2004 Form 10-K and foreign plans beginning with our 2005 Form 10-K. It is effective for interim reporting for both our domestic and foreign plans beginning in Q1 2005.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.     EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
Components of Earnings (Loss) Per Share	2003	2002	2003	2002

Numerator:
Loss from continuing operations	$(9.5)	$(31.8)	$(27.5)	$(57.2)
Income and gain from discontinued operations	—	0.7	22.7	3.4
Cumulative effect of accounting change	—	—	—	(229.9)

Net loss numerator for both basic and diluted EPS	$(9.5)	$(31.1)	$(4.8)	$(283.7)

Denominators:
Denominator for basic EPS — weighted average common shares outstanding	147.9	147.6	147.8	147.5
Potentially dilutive shares resulting from stock options(1)	0.1	—	0.1	0.4

Denominator for diluted EPS(1)	148.0	147.6	147.9	147.9

(1)	The denominator for basic EPS is used for calculating EPS for Q3 2004 and Q3 2003 and the first nine months of 2004 and 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

      Diluted earnings per share includes effects of shares issued under our stock incentive plans. Because those shares were not dilutive, our calculation of diluted earnings per share does not reflect the effects of 8.7 million and 7.8 million options outstanding for the quarter and first nine months ended November 28, 2003 and November 22, 2002, respectively.

4.     STOCK OPTIONS

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

      Effective at the beginning of 2004, our policy is to expense stock-based compensation under SFAS No. 123 using the fair value based method of accounting for all awards granted, modified or settled on or after March 1, 2003. Fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. Since there have been no stock options granted in 2004, no compensation expense has been recognized.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions to all outstanding and unvested awards:

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
SFAS No. 123 Pro Forma Data	2003	2002	2003	2002

Net loss, as reported	$(9.5)	$(31.1)	$(4.8)	$(283.7)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.3)	(3.0)	(4.3)	(8.9)

Pro forma loss	$(10.8)	$(34.1)	$(9.1)	$(292.6)

Earnings (loss) per share:
Basic and diluted— as reported	$(0.06)	$(0.21)	$(0.03)	$(1.92)

Basic and diluted— pro forma	$(0.07)	$(0.23)	$(0.06)	$(1.98)

5.     COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
Components of Comprehensive Income (Loss)	2003	2002	2003	2002

Net loss	$(9.5)	$(31.1)	$(4.8)	$(283.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.9)	(1.1)	6.2	2.8
Derivative adjustments, net of tax	0.3	(0.2)	0.8	4.5
Minimum pension liability	(0.4)	—	(0.4)	—

Total	(2.0)	(1.3)	6.6	7.3

Comprehensive income (loss)	$(11.5)	$(32.4)	$1.8	$(276.4)

      Foreign currency translation adjustments of $6.2 during the first three quarters of 2004 included the realization of $4.1 of currency translation losses in Q1 2004 related to our Brazilian operations, which accumulated over many years. In accordance with GAAP, we previously recorded these unrealized currency translation losses as a reduction in shareholders’ equity through the Accumulated Other Comprehensive Loss line. Upon disposition of our Brazilian operations, we recognized the losses through the Condensed Consolidated Statements of Operations. Since the unrealized currency translation losses were previously recognized as reductions of shareholders’ equity, the current realization of these losses had no effect on shareholders’ equity.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	November 28,	February 28,
Inventories	2003	2003

Finished goods	$55.9	$63.1
Work in process	27.6	27.4
Raw materials	64.0	72.9

	147.5	163.4
LIFO reserve	(29.5)	(33.6)

	$118.0	$129.8

      The portion of inventories determined by the LIFO method aggregated $49.2 as of November 28, 2003 and $61.6 as of February 28, 2003.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

      There were no impairments of goodwill or reallocations of goodwill between operating segments during Q3 2004. A summary of changes in goodwill during 2004, by business segment and category, is as follows:

	Goodwill

	February 28,		Dispositions &	November 28,
Business Segment/Category	2003	Acquisitions	Adjustments	2003

North America	$41.3	$1.6	$—	$42.9
Steelcase Design Partnership	63.2	—	—	63.2
International	42.0	—	—	42.0
Other	63.3	—	(3.4)	59.9

Total	$209.8	$1.6	$(3.4)	$208.0

      In Q2 2004, we acquired certain assets of a dealer through one of the dealers we currently consolidate. The purchase price of $2.2 included goodwill of $1.6.

      During Q3 2004, we reversed $2.8 of pre-acquisition contingency reserves related to the acquisition of PolyVision against goodwill, with no impact to net income. These reserves related to pre-acquisition restructuring, acquisition earn-outs and environmental liabilities, which we determined were no longer necessary.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      As of November 28, 2003 and February 28, 2003, our other intangible assets and related accumulated amortization consisted of the following:

	November 28, 2003			February 28, 2003

		Accumulated			Accumulated
Other Intangible Assets	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.5	$8.1	$40.4	$48.5	$4.6	$43.9
Trademarks	32.5	20.6	11.9	32.5	17.8	14.7
Other	9.0	4.6	4.4	9.0	3.6	5.4

Total	90.0	33.3	56.7	90.0	26.0	64.0

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$122.2	$33.3	$88.9	$122.2	$26.0	$96.2

      In Q3 2004, we recorded amortization expense of $2.3 on intangible assets subject to amortization compared to $2.4 in Q3 2003. For the nine months ended November 28, 2003 we recorded amortization expense of $7.3 compared to $10.2 for the nine months ended November 22, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows: 2004: $8.5; 2005: $7.2; 2006: $6.9; 2007: $6.9; and 2008: $6.9. As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

8.     RESTRUCTURING CHARGES

      During Q3 2004, we continued efforts to reduce our cost structure by restructuring certain areas of our business. Restructuring activities include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain businesses. Costs associated with these activities include, but are not limited to, severance, asset impairments and lease impairments.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring costs are summarized in the following table:

	Fiscal 2004

Restructuring Charges	Q1	Q2	Q3	Total

Cost of sales:
North America	$2.9	$2.4	$2.9	$8.2
International	7.3	4.9	1.7	13.9

	10.2	7.3	4.6	22.1

Operating expenses:
North America	2.4	0.1	—	2.5
International	0.3	—	0.7	1.0
SDP	—	—	0.7	0.7
Other	2.0	—	0.7	2.7

	4.7	0.1	2.1	6.9

Total	$14.9	$7.4	$6.7	$29.0

      Below is a reconciliation of the restructuring reserve for activity during 2004:

		Business
	Workforce	Exit and
Restructuring Reserve	Reductions	Other Costs	Total

Reserve balance as of February 28, 2003	$11.2	$7.2	$18.4
Additions	11.1	17.9	29.0
Payments	(19.2)	(13.6)	(32.8)

Reserve balance as of November 28, 2003	$3.1	$11.5	$14.6

      During 2003, our severance charges for workforce reductions related to the elimination of 1,425 positions, of which approximately 1,400 occurred as of November 28, 2003. During the first three quarters of 2004, we reserved for additional workforce reductions of approximately 540 positions, of which 515 have already occurred. The remaining 50 previously announced workforce reductions relate primarily to International plant consolidations, most of which will occur during the balance of 2004.

      The reserve balance as of November 28, 2003 for business exit and other costs primarily relates to restructuring efforts within our International segment.

9.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. The facility requires us to satisfy certain financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset ratio covenant, which at some point could limit the amount the Company can borrow on the facility. As of November 28, 2003, we were in compliance with all covenants under this facility and our other financing and lease facilities.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.     COMMON STOCK

Repurchase Program

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q3 2004. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments.

Incentive Compensation Plan

      Under the Steelcase Inc. Incentive Compensation Plan, the Compensation Committee of the Board of Directors approved and granted 216,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) during 2004 to key employees. These restricted stock shares and RSUs vest in three years and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. The aggregate market value of the restricted stock shares at the date of issuance of $2.1 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the current market value of the shares to be granted.

11.     DISCONTINUED OPERATIONS

      On August 29, 2003, the Company sold substantially all of the net assets of its marine hardware and accessories business (previously reported under the Other category) for cash proceeds of $47.9, resulting in a pre-tax net gain of $31.9 or $20.0 after-tax. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operating results of this business have been segregated as discontinued operations for all periods presented and include the amounts indicated in the following table:

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
	2003	2002	2003	2002

Revenue	$—	$11.1	$31.2	$43.0
Income before income taxes	$—	$1.1	$4.2	$5.2
Net income	$—	$0.7	$2.7	$3.4

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace.

      Our International segment includes all sales and manufacturing operations outside the United States and Canada, and includes the Company’s Steelcase and Werndl brands.

      Within the “Other” category are the Company’s Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Financial Services provides leasing services to customers primarily in North America to facilitate the purchase of our products, and provides selected financing services to our dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards. IDEO provides design and innovation services. Approximately 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation.

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
Operating Segment Income Statement Data	2003	2002	2003	2002

Revenue
North America	$336.4	$372.5	$978.6	$1,141.2
Steelcase Design Partnership	70.3	79.3	210.7	223.1
International	148.2	123.9	398.5	348.8
Other	59.6	59.9	194.4	193.0

Consolidated revenue	$614.5	$635.6	$1,782.2	$1,906.1

Operating income (loss)
North America	$(2.3)	$(28.1)	$(18.2)	$(37.2)
Steelcase Design Partnership	3.0	7.2	10.5	15.9
International	(1.6)	(6.7)	(18.0)	(21.4)
Other	(5.1)	(8.7)	(7.4)	(23.5)

Consolidated operating loss	$(6.0)	$(36.3)	$(33.1)	$(66.2)

	November 28,	February 28,
Operating Segment Balance Sheet Data	2003	2003

Total assets
North America	$1,038.6	$1,072.1
Steelcase Design Partnership	142.6	152.6
International	475.4	445.2
Other	647.2	672.3

Consolidated total assets	$2,303.8	$2,342.2

13.     GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however,

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reserves totaling $0.7 are recorded for loan guarantees as of November 28, 2003 to cover potential losses.

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

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of November 28, 2003, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.8 are recorded as of November 28, 2003 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	November 28,	February 28,
	2003	2003

Performance bonds— joint ventures	$65.2	$53.6
Performance bonds— dealers	7.4	10.8
Guarantees with dealers and joint ventures	20.6	25.7
Guarantees— other	4.8	1.5

Total	$98.0	$91.6

Product Warranty

      The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations for products sold. This estimated amount is determined by historical product data and management’s knowledge of current events and actions.

November 28,
Product Warranty	2003

Balance at beginning of quarter	$20.6
Accruals for warranties	—
Settlements/adjustments made during the quarter	0.3

Balance at end of quarter	$20.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following review of our financial condition and results of operations should be read in conjunction with our fiscal year 2003 Form 10-K and our fiscal year 2004 quarterly Form 10-Q’s. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3 2004 references the third quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Financial Summary

Results of Operations

	Three Months Ended				Nine Months Ended

Income Statement Data	November 28, 2003		November 22, 2002		November 28, 2003		November 22, 2002

Revenue	$614.5	100.0%	$635.6	100.0%	$1,782.2	100.0%	$1,906.1	100.0%
Cost of sales	443.2	72.1	457.3	71.9	1,279.4	71.8	1,355.5	71.1
Restructuring costs	4.6	0.8	5.7	0.9	22.1	1.2	10.7	0.6

Gross profit	166.7	27.1	172.6	27.2	480.7	27.0	539.9	28.3
Operating expenses	170.6	27.8	185.6	29.2	506.9	28.4	566.1	29.7
Restructuring costs	2.1	0.3	23.3	3.7	6.9	0.4	40.0	2.1

Operating loss	(6.0)	(1.0)	(36.3)	(5.7)	(33.1)	(1.8)	(66.2)	(3.5)
Non-operating items, net	(8.6)	(1.4)	(13.5)	(2.1)	(10.3)	(0.6)	(25.0)	(1.3)

Loss from continuing operations before income tax benefit	(14.6)	(2.4)	(49.8)	(7.8)	(43.4)	(2.4)	(91.2)	(4.8)
Income tax benefit	(5.1)	(0.8)	(18.0)	(2.8)	(15.9)	(0.9)	(34.0)	(1.8)

Loss from continuing operations	(9.5)	(1.6)	(31.8)	(5.0)	(27.5)	(1.5)	(57.2)	(3.0)
Discontinued operations, net	—	—	0.7	0.1	22.7	1.3	3.4	0.2

Loss before cumulative effect of accounting change	(9.5)	(1.6)	(31.1)	(4.9)	(4.8)	(0.2)	(53.8)	(2.8)
Cumulative effect of accounting change	—	—	—	—	—	—	(229.9)	(12.1)

Net loss	$(9.5)	(1.6)%	$(31.1)	(4.9)%	$(4.8)	(0.2)%	$(283.7)	(14.9)%

Third Quarter and Fiscal Year-to-Date Financial Review

      The office furniture industry has experienced three consecutive years of sales contraction. In response to these industry conditions, we are continuing restructuring initiatives to reduce our fixed cost structure and improve our competitiveness.

      Office furniture shipments were significantly lower in Q3 2004 as compared to Q3 2003 primarily as a result of the continued industry downturn. Revenue comparisons between those two quarters benefited from approximately $22 of favorable currency translation effect as the euro strengthened against the dollar. Even with these benefits, revenue was down 3.3% from the prior year. Competition remains intense in all markets.

      Cost of sales of 72.1% in the quarter was only slightly higher than 71.9% in the prior year, despite lower revenue, because of restructuring efforts over the last year, which reduced fixed costs. Restructuring costs included in the gross profit calculation for the quarter were comparable from year to year as a percent of revenue and included charges for asset impairments and plant consolidations compared to charges for workforce reductions in the prior year quarter. Year-to-date restructuring costs for asset impairments and plant closures and consolidations were twice as high as prior year-to-date restructuring costs for workforce reductions.

      We are continuing to drive improvements in our underlying operating expense structure due to the industry conditions and our determination to improve competitiveness. As a result, Q3 2004 and year-to-date operating expenses were lower both in absolute dollars and as a percent of revenue compared to the same periods of the prior year. The restructuring costs related to operating expenses incurred in Q3 2004 and on a year-to-date basis were down significantly versus the prior year due to earlier restructuring initiatives primarily in our North America and International segments.

      As a result, although the Company reported an operating loss in the quarter of $6.0, it was significantly less than the prior year loss of $36.3.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Three Months Ended		Nine Months Ended

Interest Expense; Other Income (Expense), Net; and	November 28,	November 22,	November 28,	November 22,
Income Taxes	2003	2002	2003	2002

Interest expense	$4.0	$5.3	$13.9	$15.5

Other income (expense), net:
Interest income	$(0.2)	$(0.5)	$1.7	$2.9
Gain (loss) on sales of leased assets	—	—	2.8	(6.1)
Loss on dealer transitions	(2.1)	(6.2)	(8.2)	(7.6)
Gain (loss) on disposal of property and equipment	(0.2)	(0.7)	9.7	(1.2)
Miscellaneous, net	(2.1)	(0.8)	(2.4)	2.5

Total other income (expense), net	$(4.6)	$(8.2)	$3.6	$(9.5)

Total non-operating items, net	$(8.6)	$(13.5)	$(10.3)	$(25.0)

Effective income tax rate	37.5%	37.5%	37.5%	37.5%

      We incurred a loss on non-operating items, net, in Q3 2004. The improvement compared to the same period in the prior year was primarily due to a $4.1 reduction in losses on dealer transitions. In Q3 2004, the loss on dealer transitions primarily represented $2.4 of a lease impairment related to an earlier North America dealer transition. In Q3 2003, we incurred $6.2 in charges for additional reserves related to our debt and equity investments in dealer transitions. These charges related primarily to certain International dealers that were significantly affected by the office furniture recession in their markets.

      On a year-to-date basis, the improvement in non-operating items, net, was primarily due to gains recorded for disposal of property and equipment and on the sales of leased assets compared to losses recorded on disposal of property and equipment and on sales of leased assets in the prior year.

Business Segment Review

      See additional information regarding our business segments in Note 12 of the condensed consolidated financial statements.

North America

	Three Months Ended				Nine Months Ended

Income Statement Data—	November 28,		November 22,		November 28,		November 22,
North America	2003		2002		2003		2002

Revenue	$336.4	100.0%	$372.5	100.0%	$978.6	100.0%	$1,141.2	100.0%
Cost of sales	257.1	76.4	288.3	77.4	747.8	76.4	867.5	76.0
Restructuring costs	2.9	0.9	5.6	1.5	8.2	0.9	9.2	0.8

Gross profit	76.4	22.7	78.6	21.1	222.6	22.7	264.5	23.2
Operating expenses	78.7	23.4	89.8	24.1	238.3	24.4	279.6	24.5
Restructuring costs	—	—	16.9	4.5	2.5	0.2	22.1	1.9

Operating loss	$(2.3)	(0.7)%	$(28.1)	(7.5)%	$(18.2)	(1.9)%	$(37.2)	(3.2)%

      North America revenue accounted for 54.7% of consolidated revenue in Q3 2004. Revenue decreased 9.7% versus the prior year quarter primarily because of the continued decline in office furniture demand. Also contributing to the decline was an approximately $8.0 year-on-year increase in discounts and price and trade incentives in the quarter, in part due to an increase in government business. Revenue for Q3 2004 was down 2.8% from Q2 2004 primarily because of changes in backlog as orders were essentially flat on a sequential quarter basis.

      Gross profit percentage improved 1.6% points in the quarter versus Q3 2003 primarily due to the following factors:

•	Reduced fixed costs due to previous restructuring efforts, which included facility consolidations and workforce reductions;

•	Improved variable costs due to increased productivity and sourcing initiatives; and

•	Decreased restructuring costs during the period.

These factors were partially offset by inefficiencies related to plant consolidation activity and the impact of higher discounting, as discussed above. Restructuring costs recorded in the quarter related to asset impairment charges due to plant consolidations and production line relocations. Prior quarter’s restructuring costs related to severance for workforce reductions. On a year-to-date basis, gross profit eroded primarily due to unfavorable overhead absorption related to the decrease in revenue.

      We reduced quarterly operating expenses both in absolute dollars and as a percent of revenue, as compared to the prior year. The reductions relate to restructuring activities that were implemented over the last year. North America did not incur additional restructuring costs related to operating expenses in Q3 2004, compared to $16.9 of severance charges for workforce reductions in Q3 2003. The decrease in restructuring costs and the benefits from previous restructuring efforts were the primary drivers of the improvement in the quarterly operating loss from year to year.

      Restructuring activities are expected to continue and significant additional restructuring costs are expected to be incurred in Q4 2004 and into 2005. These activities are intended to help return the North America segment to profitability and improve competitiveness.

      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of our dealers. Generally, Steelcase dealers in North America have successfully reduced costs and taken other steps to manage through the downturn. We have processes that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect the credit risks associated with the dealer trade receivables. However, if our dealers experience a prolonged or deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Three Months Ended				Nine Months Ended

Income Statement Data—	November 28,		November 22,		November 28,		November 22,
Steelcase Design Partnership	2003		2002		2003		2002

Revenue	$70.3	100.0%	$79.3	100.0%	$210.7	100.0%	$223.1	100.0%
Cost of sales	45.1	64.1	49.4	62.3	132.3	62.8	136.6	61.2

Gross profit	25.2	35.9	29.9	37.7	78.4	37.2	86.5	38.8
Operating expenses	21.5	30.6	22.4	28.2	67.2	31.9	69.9	31.3
Restructuring costs	0.7	1.0	0.3	0.4	0.7	0.3	0.7	0.3

Operating income	$3.0	4.3%	$7.2	9.1%	$10.5	5.0%	$15.9	7.2%

      SDP revenue decreased 11.3% compared to Q3 2003 and accounted for 11.4% of consolidated revenue in Q3 2004. Average weekly order rates declined approximately 4.0% in the quarter versus Q2 2004 and were down about 9.0% compared to Q3 2003.

      Gross profit was down 1.8% points as a percent of revenue, primarily because of higher reserves for slow moving inventory in the fabric and wall covering business.

      Operating expenses in the quarter were down slightly in absolute dollars because of restructuring efforts over the past year. Operating expenses were higher as a percent of revenue because of the decline in volume. Restructuring costs recorded in Q3 2004 related to lease impairments on facilities no longer in use. Q3 2003 restructuring costs related to severance costs for workforce reductions.

      SDP earned an operating profit in the quarter, though the profit was down significantly from the prior year primarily because of lower volume.

International

	Three Months Ended				Nine Months Ended

Income Statement Data—	November 28,		November 22,		November 28,		November 22,
International	2003		2002		2003		2002

Revenue	$148.2	100.0%	$123.9	100.0%	$398.5	100.0%	$348.8	100.0%
Cost of sales	104.4	70.5	86.7	70.0	283.6	71.2	247.5	71.0
Restructuring costs	1.7	1.1	0.1	0.1	13.9	3.5	1.0	0.2

Gross profit	42.1	28.4	37.1	29.9	101.0	25.3	100.3	28.8
Operating expenses	43.0	29.0	38.2	30.8	118.0	29.6	114.6	32.9
Restructuring costs	0.7	0.5	5.6	4.5	1.0	0.2	7.1	2.0

Operating loss	$(1.6)	(1.1)%	$(6.7)	(5.4)%	$(18.0)	(4.5)%	$(21.4)	(6.1)%

      International revenue represented 24.1% of consolidated revenue in Q3 2004 and increased 19.6% compared to the same period in the prior year. Approximately 18% points of the increase from Q3 2003 was due to favorable currency translation. On a sequential quarter basis, revenue increased 23.0%, of which approximately 2% points was due to favorable currency translation and the remaining increase was due to normal seasonality and a few, large, lower-margin projects that shipped in the third quarter. On a year-to-date basis, revenue increased 14.2%, driven by both favorable currency translation and project business.

      Gross profit declined 1.5% points as a percent of revenue in Q3 2004 versus Q3 2003. Higher restructuring costs in the quarter for plant closings and consolidations accounted for 1% point of the deterioration. The remaining decline in gross profit was due to the few large, lower-margin projects mentioned above. On a year-to-date basis, margins deteriorated 3.5% points, most of which was due to higher restructuring costs. Restructuring costs for the nine months ended November 28, 2003 and November 22, 2002 were for plant closings and consolidations.

      Operating expenses in the quarter increased versus the prior year, primarily because of currency translation effects. Operating expenses as a percent of revenue improved 1.8% points because of restructuring efforts completed over the last year. Restructuring costs incurred in the quarter were down significantly from the prior quarter.

      Although the International segment reported an operating loss in the quarter of $1.6, it was significantly less than the prior year loss of $6.7. The improvement is the result of reduced restructuring costs, as well as improvements in operating expenses as a percent of revenue. International expects to incur significant additional restructuring costs in Q4 2004 and into 2005.

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

Other

	Three Months Ended		Nine Months Ended

	November 28,	November 22,	November 28,	November 22,
Income Statement Data—Other	2003	2002	2003	2002

Revenue	$59.6	$59.9	$194.4	$193.0
Operating income (loss)	$(5.1)	$(8.7)	$(7.4)	$(23.5)

      The improvement in operating loss for Q3 2004 versus the same quarter in the prior year was primarily due to operating improvements in our Financial Services business partially offset by reduced profitability at our PolyVision subsidiary.

      The Financial Services business provides lease financing to end customers and various forms of financing primarily to North America dealers. Significant increases in credit loss provisions during Q3 2003 decreased Financial Services operating income during the prior year. Our underlying net investment in leases represents multiple sales to individual end customers and there are some concentrations of credit risk with certain customers. We have processes that allow us to monitor and react quickly to changes in credit quality of our lease customers and dealers. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America with which we extend financing. We maintain loss reserves related to lease and dealer finance receivables and we believe our reserves adequately reflect the credit risks associated with the customers and dealers. However, deterioration in the financial stability of certain larger lease customers and dealers would likely require us to record additional charges and reserves. During 2004, we have outsourced lease fundings to a third party, therefore we no longer carry any credit or residual risk for any new leases.

      For the nine month period ended November 28, 2003, the improvement in operating loss compared to the same period of the prior year was primarily attributed to the divestiture of an unprofitable business venture in the prior fiscal year.

Liquidity and Capital Resources

Liquidity

      The following table summarizes our statement of cash flows for the nine months ended November 28, 2003 and November 22, 2002:

	Nine Months Ended

	November 28,	November 22,	Increase
	2003	2002	(Decrease)

Net cash flow provided by (used in):
Operating activities	$54.9	$55.6	$(0.7)
Investing activities	59.3	179.8	(120.5)
Financing activities	(43.8)	(254.3)	210.5
Effect of exchange rate changes on cash and cash equivalents	1.8	1.6	0.2

Net increase (decrease) in cash and cash equivalents	72.2	(17.3)	89.5
Cash and cash equivalents, beginning of period	128.9	69.4	59.5

Cash and cash equivalents, end of period	$201.1	$52.1	$149.0

      For the nine months ended November 28, 2003, we increased cash and cash equivalents by $72.2. Our cash balance as of November 28, 2003 was $201.1, the highest level of cash since fiscal 1998. Our debt balance (short-term borrowings plus long term debt) was $308.3, the lowest level in over four years.

      The year-to-date increase in cash and cash equivalents is due to a number of factors. Operating activities generated cash despite an increase in operating assets and liabilities. Investing activities generated cash primarily through the sale of discontinued operations and leased assets. Financing activities used cash to pay down debt and to pay dividends.

Cash provided by operating activities

	Nine Months Ended

	November 28,	November 22,
Cash Flow Data— Operating Activities	2003	2002

Net loss	$(4.8)	$(283.7)
Depreciation and amortization	106.8	115.9
Cumulative effect of accounting change	—	229.9
Gain on sale of net assets of discontinued operations	(31.9)	—
Changes in operating assets and liabilities	(31.1)	(12.0)
Other, net	15.9	5.5

Net cash provided by operating activities	$54.9	$55.6

      Cash flow provided by operating activities was sufficient to fund our capital expenditure needs for the nine months ended November 28, 2003 and we expect this trend to continue.

      Over the last nine months, we had a use of cash of $31.1 relating to operating assets and liabilities primarily due to the following:

•	Accounts receivable increased approximately $21.0 compared to year-end 2003 primarily due to an increase in International receivables driven by an increase in International revenue.

•	Accrued employee compensation expense decreased approximately $16.0 during the year primarily due to a change in timing of quarter-end relative to pay periods, and due to workforce reductions.

•	Inventory decreased approximately $12.0 across all segments of our business due to improved focus on reducing inventory and an increase in inventory reserves.

•	Accounts payable decreased approximately $8.0 primarily due to timing of payments to vendors.

      No other significant or unusual operating activities used or generated cash.

Cash provided by investing activities

	Nine Months Ended

	November 28,	November 22,
Cash Flow Data— Investing Activities	2003	2002

Capital expenditures	$(29.8)	$(63.8)
Proceeds from the disposal of fixed assets	17.8	23.2
Proceeds on sale of net assets of discontinued operations	47.9	—
Proceeds from the sales of leased assets	39.8	185.7
Net (increase) decrease in notes receivable	(21.5)	16.0
Net decrease in investment in leases	5.4	4.4
Other, net	(0.3)	14.3

Net cash provided by investing activities	$59.3	$179.8

      We generated cash from investing activities for the nine months ended November 28, 2003 primarily through the sale of net assets of discontinued operations in the second quarter (see Note 11 of the condensed consolidated financial statements), and through the sale of leased assets in the first half of the year. Over the last nine months, we have increased notes receivable related to dealer financing by our Financial Services business.

      As compared to the prior year, the current year benefited from lower capital expenditures and the gain on sale of discontinued operations. We generated significantly more cash from investing activities in the prior year due to higher sales of leased assets in that period.

      In Q4 2004, Financial Services anticipates selling additional leased assets, with the proceeds being used to pay down corporate borrowings or build cash balances.

Cash used in financing activities

	Nine Months Ended

	November 28,	November 22,
Cash Flow Data— Financing Activities	2003	2002

Long-term debt issuances (repayments), net	$(14.9)	$(129.9)
Short-term borrowings (repayments), net	(2.7)	(101.5)
Common stock issuance	0.4	3.7
Dividends paid	(26.6)	(26.6)

Net cash used in financing activities	$(43.8)	$(254.3)

      For the nine months ended November 28, 2003, no significant or unusual financing activities used or generated cash. In 2003, we used cash generated by the sales of leased assets to pay down borrowings.

      We paid common stock dividends of $0.06 per share during each of the first three quarters of 2004 and 2003. The exercise of employee stock options generated $0.1 of cash in Q3 2004 and Q3 2003.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares for the nine months ended November 28, 2003 or November 22, 2002.

Capital Resources

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-term debt and short-term borrowings	$308.3	$29.5	$275.4	$3.4	$—
Operating leases	$276.8	$45.0	$75.9	$44.9	$111.0

      Our total liquidity facilities as of November 28, 2003 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	124.0

Total credit lines available	374.0
Less: borrowings outstanding	7.1

Available capacity (subject to covenant constraints)	$366.9

      Total consolidated debt as of November 28, 2003 was $308.3 consisting primarily of term notes due November 2006. Our consolidated debt to capitalization ratio was 20.0% at the end of the quarter compared to 20.8% at the end of Q4 2003. These funds, in addition to current cash and cash equivalents balance, cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

      Of the $29.5 of debt payments due in less than one year, $22.9 relates to various United States and foreign term obligations with interest rates ranging from 5.96% to 8.21%. The remaining $6.6 relates to various foreign revolving credit facilities with interest rates ranging from 2.50% to 3.00%.

      During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. The facility requires us to satisfy certain financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset ratio covenant, which at some point could limit the amount the Company can borrow on the facility. Although we have $366.9 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $90 as of November 28, 2003. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. As of November 28, 2003, we were in compliance with all covenants under this facility and our other financing and lease facilities.

      Our long-term debt rating is BBB– from Standard & Poor’s and Ba1 from Moody’s Investor Services.

Recently Issued Accounting Standards

      See Note 2 of the unaudited condensed consolidated financial statements.

Forward-Looking Statements

      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the company, based on current beliefs of management as well as assumptions made by, and information currently available to, Steelcase. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although Steelcase believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: competitive and general economic conditions and uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure; pricing changes by the company or its competitors; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers or dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company); changes in relationships with customers, suppliers, employees and dealers; the mix of products sold and of customers purchasing (including large project business); the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; the company’s ability to reduce its costs, including actions such as workforce reduction, facility rationalization, asset and lease disposal (impairments), production consolidation, culling products and increased global sourcing; the company’s ability to realize favorable income tax adjustments, to successfully implement technology initiatives, integrate acquired businesses, migrate to a less vertically integrated model and initiate and manage alliances; possible acquisitions or divestitures by the company; changes in business strategies and decisions; and other risks detailed in the company’s Form 10-K for the year ended February 28, 2003 and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risks

      During Q3 2004, no material change in foreign exchange risks occurred.

Interest Rates

      During Q3 2004, no material change in interest rate risks occurred.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the

Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 28, 2003. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of November 28, 2003, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      (b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      a. EXHIBITS

           See Exhibit Index.

      b. REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed September 2, 2003 under Item 5, Other Events and Regulation FD Disclosure, reporting that Steelcase Inc. announced the sale of its Attwood Corporation marine hardware and accessories business unit to Brunswick Corporation.

      A Current Report on Form 8-K was filed September 24, 2003 under Item 12, Results of Operations and Financial Condition, reporting Steelcase Inc.’s second quarter fiscal 2004 earnings release.

      A Current Report on Form 8-K was filed October 24, 2003 under Item 5, Other Events and Regulation FD Disclosure, reporting that Steelcase Inc. currently has long-term corporate credit and senior unsecured ratings of BBB– from Standard & Poor’s Ratings Services and Ba1 from Moody’s Investors Service; and under Item 12, Results of Operations and Financial Condition, reporting that Steelcase Inc. announced lower estimates of third quarter and fiscal year 2004 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: January 12, 2004

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002