Form 10-K
period 2004-02-27
STEELCASE INC
filed 2004-05-06
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 2004

Commission File Number 1-13873

STEELCASE INC.

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

    As of April 28, 2004, the registrant had outstanding 50,686,926 shares of Class A Common Stock and 97,577,207 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $584,914,032 computed by reference to the closing price of the Class A Common Stock on August 29, 2003 as reported by the New York Stock Exchange. Although there is no quoted market for registrant’s Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on August 29, 2003, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates was $920,044,830.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders, to be held on June 24, 2004, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.

FORM 10-K

YEAR ENDED FEBRUARY 27, 2004

		Page No.

Part I
Item 1.	Business	1
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	92
Item 9A.	Controls and Procedures	92
Part III
Item 10.	Directors and Executive Officers of the Registrant	92
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management	94
Item 13.	Certain Relationships and Related Transactions	94
Item 14.	Principal Accounting Fees and Services	95
Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	95
Signatures		97
Schedule II		S-1
Index of Exhibits		E-1
Master Aircraft Lease Agreement
Lease Supplement and Acceptance Certificate No. 1
Lease Supplement and Acceptance Certificate No. 2
Participation Agreement
Appendix A to Participation Agreement
Security Agreement dated as of May 26, 2000
Security Agreement Supplement No. 1
Security Agreement Supplement No. 2
Notice of Delivery pursuant to Section 2.3(b)
Notice of Delivery pursuant to Section 2.3(b)
First Amendment to Participation Agreement
2004-2 Amendment to the Steelcase Benefit Plan
Subsidiaries
Consent of BDO Seidman, LLP
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Sec. 906

PART I

Item 1.	Business:

      The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1 2004 references the first quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

GENERAL

      Steelcase is the world’s leading designer and manufacturer of office furniture, with 2004 revenue of approximately $2.3 billion. Founded and incorporated in 1912 as the Metal Office Furniture Company, we are a global company headquartered in Grand Rapids, Michigan. We employ approximately 14,200 employees, have manufacturing facilities in over 35 locations and distribute products through a network of independent dealers in more than 900 locations around the world.

      We operate on a worldwide basis within three reportable segments: North America, the Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Previously, we reported under four reportable segments, plus an “Other” category. However, beginning in Q1 2004, our Financial Services business was no longer reported as a separate segment since its results and asset base were below the threshold requirements. For comparative purposes, prior year information has been restated to reflect the new segmentation of the Company. See further information about our segments below.

      On August 29, 2003, the Company sold substantially all of the net assets of its marine hardware and accessories business (previously reported under the Other category). In accordance with generally accepted accounting principles, the operating results of this business have been segregated as discontinued operations for all periods presented. See further information regarding this disposition in Note 18 to the consolidated financial statements.

NARRATIVE DESCRIPTION OF BUSINESS

Business Segments

      Additional information about our reportable segments, including financial information about geographic areas, is contained in this Report under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the consolidated financial statements.

North America Segment

      Our North America segment consists of manufacturing and sales operations in the United States and Canada. This segment includes 16 manufacturing facilities, represents approximately 8,000 employees and serves customers through a network of over 330 independent dealer locations. Our offerings in North America include architecture, furniture and technology products, as described below, under the Steelcase and Turnstone brands. For example, Pathways is an evolving portfolio of integrated architecture, furniture and technology products that enable customers to create flexible, user-centered work environments. In 2004, the North America segment accounted for $1,280.4, or 54.6% of our total revenue.

Steelcase Design Partnership Segment

      The SDP includes the following companies and their brands: Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta. These companies operate autonomously and report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace. The SDP segment has approximately 1,200 employees and distributes its products through many of the same dealers as the North America segment. In 2004, SDP accounted for $275.6, or 11.7% of our total revenue.

International Segment

      Our International segment includes all sales and manufacturing operations of the Steelcase and Werndl brands outside the United States and Canada. It develops and manufactures most of the products it sells. The International segment includes 12 manufacturing facilities located in 8 countries, over 3,500 employees and serves customers through a network of approximately 570 independent dealer locations. We hold the market leadership position in Europe and leading positions in several individual countries. In 2004, our International segment accounted for $539.2, or 23.0% of our total revenue.

Other Category

      The Other category includes our Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO Inc. provides product design and innovation services. Approximately 85% of corporate expenses representing shared services are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category. In 2004, the Other category accounted for $250.4, or 10.7% of our total revenue.

Our Products

      We are a global work effectiveness company, focused on providing knowledge, products and services that enable our customers to create work environments that help people in offices work more effectively while helping organizations utilize space more efficiently.

      Because of this focus, we have a broad offering of products with a variety of aesthetic options and performance features, and at various price points that address the three core elements of a work environment: architecture, furniture and technology. Our reportable segments generally offer similar products under some or all of the categories listed below:

Furniture

      Panel-based and freestanding furniture systems. Moveable and reconfigurable furniture components used to create individual workstations and complete work environments. Systems furniture provides visual and acoustical privacy, accommodates power and data cabling, and supports technology and other worktools.

      Storage. Lateral and vertical files, cabinets, bins and shelves, carts, file pedestals and towers.

      Seating. High-performance, ergonomic, executive, guest, lounge, team, health care, stackable and general use chairs.

      Tables. Meeting, personal, learning and café tables.

      Textiles and surface materials. Seating upholstery, panel fabric and wall coverings.

      Desks and Suites. Wood and non-wood desks, credenzas and casegoods.

      Worktools. Computer support, technology management, information management products and portable whiteboards.

Architecture

      Interior architecture. Full and partial height walls and doors with a variety of surface materials, raised floors and modular post and beam products.

      Lighting. Task, ambient and accent lighting with energy efficient and user control features.

Technology

      Infrastructure. Infrastructure products, such as modular communications, data and power cabling.

      Appliances. Group communication tools, such as interactive whiteboards, image capturing devices and web-based interactive space-scheduling devices.

Raw Materials and Suppliers

      The Company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe and Asia. Through collaboration, our goal is for both our suppliers and Steelcase to prosper by continuously improving our products and manufacturing processes. To date, we have not experienced difficulties obtaining raw materials, which include steel and other metals, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. These raw materials are not unique to the industry nor are they rare. Steel and other metal prices have significantly increased in recent months due to unprecedented changes in global supply and demand. There is some risk that these changes could lead to future supply interruptions although we do not expect nor have we experienced any such interruptions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of raw materials prices.

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

      Understanding patterns of work enables us to identify and anticipate user needs. Our design teams develop prototypical solutions to address these needs. These solutions are sometimes single products and/or enhancements to existing products, and are sometimes integrated architecture, furniture and technology solutions. Design work is organizationally distributed across our major businesses and can involve outside design services. At times, we also utilize IDEO, a design and innovations subsidiary, in the development of new and enhanced products.

      Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Next, designers work closely with our engineers and outside suppliers to co-develop products and processes that lead to more efficient manufacturing while incorporating innovative user features. Products are tested for performance, quality and compliance with applicable standards and regulations.

      Exclusive of royalty payments, we have invested approximately $150.0 in research, design and development activities over the past three years. Royalties are sometimes paid to outside designers of our products as the products are sold and are not included in the research, design and development costs since they are variable based on product sales. See Note 2 to the consolidated financial statements for more information regarding research, design and development costs.

Manufacturing

      We manufacture our products in more than 35 locations throughout the world, with facilities predominantly in North America and Europe. Substantially all of our manufacturing facilities “assemble to order” rather than to “forecast,” which minimizes finished goods inventory levels and emphasizes continuous improvement and delivery time to customers. We have an extensive physical distribution system in North America and Europe and utilize both our company-owned trucking fleet and commercial transport and delivery services.

      We are implementing lean manufacturing principles in many of our plants. Lean manufacturing involves smaller batch sizes, cellular or team-based manufacturing, flow and pull methods of managing work in process, and other world-class production techniques. We are also implementing enhanced planning and scheduling systems to help coordinate production of a given order across multiple plants and multiple delivery times. We explore opportunities to outsource certain manufacturing processes when suppliers can offer additional efficiencies or other performance benefits. These strategies along with other initiatives are helping us create the new “Steelcase Production System.” As we continue with implementation, we expect to improve our productivity, increase the effective capacity of each plant, improve inventory turns, and create a less capital-intensive industrial model. For example, over the past two fiscal years we have sold or closed properties representing approximately 4.3 million square feet, including current property which is held for sale or idle. In 2004 alone, approximately 1.5 million square feet of facilities were closed and 1.0 million square feet were sold. See Item 2: Properties for additional information regarding real estate held for sale and idle property. We will continue to examine opportunities to consolidate manufacturing and distribution operations and dispose of assets that represent excess capacity.

Working Capital

      Our receivables are primarily from our dealers, and to a lesser degree, direct sell customers. Payment terms vary by country and region. The terms of our North America and SDP segments, and certain markets within the International segment, encourage prompt payment. Other International markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.

Backlog

      Our products are generally manufactured and shipped within four to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Intellectual Property

      Our wholly-owned subsidiary, Steelcase Development Corporation, acquires, manages, licenses, and enforces our intellectual property rights.

      We own approximately 1,400 designs and patents throughout the world. Of these, we have over 640 active utility and design patents for current and anticipated products in the United States. We own the remaining designs and patents in a number of other countries. The average remaining life of the utility patents in our United States portfolio is approximately 11 years. We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology.

      We have also registered various trademarks and service marks in the United States and other countries. Collectively, we hold registrations for approximately 150 United States and 1,340 foreign trademarks. We have established a global network of intellectual property licenses with our affiliates. We also selectively license our intellectual property to third parties as a revenue source. For example, our Leap® seating technology has been licensed for use in automotive and aircraft seating, and we are pursuing other licensing opportunities for this technology.

      We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any, except the “Brayton,” “Designtex,” “Details,” “Leap,” “Metro,” “Pathways,” “PolyVision,” “Steelcase,” “Vecta” and “Werndl” trademarks.

Distribution and Customer Base

      We primarily sell our products through a network of independent dealers. Each dealership has its own sales force, supported by our sales representatives, who work closely with dealers throughout the sales process. We have historically experienced minimal turnover in our dealer network. No single dealer accounted for more than 2.8% of our consolidated revenue for 2004. The five largest dealers collectively accounted for approximately 9.5% of our consolidated revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a material effect upon our business. However, temporary disruption of dealer coverage within a specific local market due to financial failure or the inability to smoothly transition ownership could temporarily have an adverse impact on our business within the affected market. See Notes 9 and 16 to the consolidated financial statements for further discussion.

      Our largest end-use customer accounted for approximately 1.0% of our consolidated revenue and our five largest customers accounted for approximately 4.0% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under the General Services Administration (“GSA”) contract, which in the aggregate accounted for approximately 2.0% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-user customers, the loss of which would have a material effect upon our business.

      Historically, our North America and SDP segments experience seasonal patterns with second and third quarter revenue levels higher than first and fourth quarter revenue levels. However, this seasonal trend was not as evident during the office furniture industry recession of the past few years. Our International segment experiences seasonal patterns with lower revenue in the second quarter.

Competition

United States and Canada

      The United States and Canadian office furniture markets are highly competitive, with a number of competitors offering similar categories of product. In these markets, companies compete on price, delivery and service, product design and features, product quality, strength of dealers and other distributors, and relationships with customers, architects and designers. We have held the position as the United States revenue leader in our industry for nearly 30 years. Our most significant competitors are Haworth, Inc., Herman Miller, Inc., HNI Corporation (f/k/a HON Industries Inc.) and Knoll, Inc. Together with Steelcase, these companies represent approximately 55% of the market share of the United States office furniture market.

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

      On June 18 and 19, 2002, the United States Environmental Protection Agency (“EPA”) and Michigan Department of Environmental Quality (“MDEQ”) conducted an inspection of the energy centers and other air emission sources at the Steelcase facilities in Kentwood and Grand Rapids, Michigan. Following the inspection, the EPA requested stack testing of emissions from the two energy centers. MDEQ subsequently requested additional stack testing at the Grand Rapids energy center to confirm compliance with air emission permit requirements because of anomalous results for sulfur dioxide and nitrogen oxide in portions of the initial testing. The additional testing confirmed that a supplier providing coal not meeting Steelcase’s purchase specifications caused the anomalous results. To avoid future occurrences, Steelcase has changed the process for testing coal prior to its delivery to the Company. Although the MDEQ has concurred informally with our assessment of the last round of testing and the changes in coal testing, it is possible that a notice of violation, together with penalties or other costs could be sought by MDEQ or EPA based on the initial anomalous tests results. Potential penalties or costs cannot be estimated at this time.

      Under certain Environmental Laws, Steelcase could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. Steelcase is a party to, or otherwise involved in, legal proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, the number of other financially viable potentially responsible parties and the total estimated cleanup costs, we do not believe that the costs to us associated with these properties will be material, either individually or in the aggregate. The Company has established reserves we believe are adequate to cover our anticipated remediation costs. However, certain events could cause actual costs or losses to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations and/or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing towards cleanup costs.

Employees

      As of February 28, 2004, Steelcase had approximately 14,200 employees, including approximately 8,000 hourly, 5,500 salaried and 500 temporary workers. Over 10,500 workers are located in the United States, Canada and Mexico, approximately 6.5% of which are covered by collective bargaining agreements in the United States.

Available Information

      We file annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.

      We also make available free of charge through our Internet website, http://www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, the Company’s governance guidelines and the charters for the Audit, Compensation, Investment and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids, Michigan 49501-1967.

      The Company adopted a code of ethics, known as the Steelcase Inc. Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our chief executive officer, chief financial officer, controller and other persons performing similar functions. In addition, the Company adopted the Steelcase Inc. Code of Business Conduct, which applies to all directors and employees worldwide. These codes, including future amendments, are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids,

Michigan 49501-1967. We will also post on our website any waiver under the codes granted to any of our directors or executive officers. As of the date of this report, no waivers have been granted.

      We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

Item 2.	Properties:

      The Company, including joint ventures, has operations at locations throughout the United States and around the world. Our North America and SDP segments operate approximately 25 manufacturing and distribution facilities in 12 states, Canada and Mexico, while our International segment operates 12 manufacturing and distribution facilities in 8 countries.

      Our office, showroom, manufacturing and distribution facilities total approximately 24.0 million square feet, including real estate held for sale, idle property and approximately 5.0 million square feet of leased space. None of our owned properties is held in fee or is held subject to any significant encumbrance. We believe our facilities are in good operating condition and sufficient to meet current volume needs and future volume increases.

      Due to restructuring and plant rationalizations over the past several years, we are currently holding for sale several facilities that are no longer in use. These facilities represent approximately 560,000 square feet and 260 acres and are reported as real estate held for sale included in Other Current Assets on our Consolidated Balance Sheets.

      In addition, approximately 1.5 million square feet of manufacturing and office space is idle and does not qualify as real estate held for sale since we do not expect to sell the space within the next twelve months or are not currently marketing the space. We are currently evaluating our options with regards to these properties. See Note 4 of our consolidated financial statements for further information on property.

Item 3.	Legal Proceedings:

      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we believe we are not a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

      Notwithstanding the above, in February 2003, the diameter of the exhaust stack at the Company’s Grand Rapids Energy Center was questioned. The interior diameter of the stack was measured and found to be wider than the diameter specified in the permit. The Company subsequently discovered that in 1984, a larger diameter-reducing cone was installed when a boiler was added to the energy center. On April 24, 2003, MDEQ issued a letter of violation based on the non-compliant stack diameter. Steelcase conducted emission modeling and concluded that the difference in stack diameter had not resulted in a violation of the permit’s emissions requirements. The MDEQ agreed with that conclusion. Although these developments are positive, the MDEQ and/or the EPA could seek to impose penalties or other costs in connection with the April 2003 notice of violation. Penalties, costs or assessments have not been sought and cannot be estimated at this time.

      For a description of other matters relating to our compliance with applicable environmental laws, rules and regulations, see Environmental Matters in Item 1 of this Report.

      In addition to the above, on October 14, 1999, Propulsion Technologies, Inc. d/b/a PowerTech! Marine Propellers (“PowerTech”) filed a civil action against Steelcase Inc. and its subsidiary, AW Corporation (“AW”) (f/k/a Attwood Corporation) in the United States District Court, Southern District of Texas, Brownsville Division. AW had supplied certain propeller castings to PowerTech, but discontinued the arrangement when it closed its Reynosa, Mexico plant. Among other things, PowerTech contended that AW’s termination of the supply arrangement without having supplied a full 12-month advance notice breached a requirement in the supply arrangement between the parties. The trial judge dismissed all claims against Steelcase. However, at the conclusion of the trial, the jury ruled in favor of PowerTech against AW. In August 2002, the judge entered judgment against AW in the amount of approximately $7.1, which included compensatory damages of approximately $2.0 and punitive damages of approximately $5.1. AW filed an appeal to the United States Court of Appeals for the Fifth Circuit asserting numerous claims, and PowerTech filed a cross-appeal. Oral arguments were heard on the appeal on March 3, 2004. However, litigation is inherently uncertain and we can give no assurance that we will be successful in the appeal. AW is vigorously prosecuting the appeal, and believes that its appeal grounds are meritorious.

Item 4.	Submission of Matters to a Vote of Security Holders:

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

      The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is neither registered under the Securities Act of 1933 nor publicly traded. See Note 12 to the consolidated financial statements for further discussion of our common stock. As of April 28, 2004, we had outstanding 148,264,133 shares of common stock with 11,568 shareholders of record. Of these amounts, 50,686,926 shares and 11,410 shareholders of record represent our Class A Common Stock and 97,577,207 shares and 158 shareholders of record represent our Class B Common Stock.

	First	Second	Third	Fourth
Class A Common Stock End of Day Per Share Price Range	Quarter	Quarter	Quarter	Quarter

Fiscal 2004
High	$10.58	$12.43	$13.55	$14.50
Low	$8.64	$10.60	$11.23	$12.84

Fiscal 2003
High	$17.65	$16.10	$13.80	$11.27
Low	$15.02	$12.39	$8.55	$8.96

      The declaration and payment of dividends are subject to the discretion of the Board and to compliance with applicable law. Dividends in 2004 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time.

Total Dividends Paid

2004	$35.5
2003	$35.4

Item 6.	Selected Financial Data:

	February 27,	February 28,	February 22,	February 23,	February 25,
Financial Highlights	2004	2003 (1)	2002	2001	2000 (2)

Operating Results
Revenue	$2,345.6	$2,529.9	$3,038.3	$3,989.2	$3,401.0
Revenue increase (decrease)	(7.3)%	(16.7)%	(23.8)%	17.3%	21.7%
Gross profit	$615.3	$728.1	$918.2	$1,295.2	$1,103.7
Gross profit— % of revenue	26.2%	28.8%	30.2%	32.5%	32.5%
Income (loss) from continuing operations before income tax benefit	$(92.0)	$(65.6)	$(5.3)	$301.0	$298.9
Income (loss) from continuing operations before income tax benefit— % of revenue	(3.9)%	(2.6)%	(0.2)%	7.5%	8.8%
Income (loss) from continuing operations after income tax benefit	$(41.4)	$(40.9)	$(2.1)	$191.5	$183.7
Income (loss) from continuing operations after income tax benefit— % of revenue	(1.8)%	(1.6)%	(0.1)%	4.8%	5.4%
Income and gain from discontinued operations(3)	$22.4	$4.7	$3.1	$2.2	$0.5
Cumulative effect of accounting change(4)	$(4.2)	$(229.9)	—	—	—
Net income (loss)	$(23.2)	$(266.1)	$1.0	$193.7	$184.2
Net income (loss)— % of revenue	(1.0)%	(10.5)%	0.0%	4.9%	5.4%
Share and Per Share Data
Earning (loss) from continuing operations— basic and diluted	$(0.28)	$(0.28)	$(0.01)	$1.28	$1.20
Income and gain from discontinued operations:
Basic	$0.15	$0.04	$0.02	$0.02	$0.01
Diluted	$0.15	$0.04	$0.02	$0.01	$0.01
Cumulative effect of accounting change— basic and diluted	$(0.03)	$(1.56)	—	—	—
Earnings (loss):
Basic	$(0.16)	$(1.80)	$0.01	$1.30	$1.21
Diluted	$(0.16)	$(1.80)	$0.01	$1.29	$1.21
Dividends declared— common stock	$0.24	$0.24	$0.39	$0.44	$0.44
Financial Condition
Working capital	$398.7	$334.3	$208.9	$319.8	$200.1
Total assets	$2,350.4	$2,350.6	$2,967.5	$3,157.0	$3,037.6
Long-term debt	$319.6	$294.2	$433.6	$327.5	$257.8

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

(2)	As of March 31, 1999 Steelcase S.A. became a wholly owned subsidiary, the results of which are included in our consolidated statements.

(3)	Income and gain from discontinued operations relate to the disposition of our Attwood subsidiary. See the Consolidated Statements of Income and Note 18 to the consolidated financial statements for more information.

(4)	Cumulative effect of accounting change for the fiscal year ended February 27, 2004 relates to our adoption of FASB Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities. See Note 2 to the consolidated financial statements for more information. Cumulative effect of accounting change for the fiscal year ended February 28, 2003 relates to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 8 to the consolidated financial statements for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

      The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included within this Form 10-K.

Financial Summary

Results of Operations

	Year Ended

Income Statement Data —
Consolidated	February 27,		February 28, 2003		February 22,
	2004		(1)		2002

Revenue	$2,345.6	100.0%	$2,529.9	100.0%	$3,038.3	100.0%
Cost of sales	1,688.0	72.0	1,785.3	70.6	2,090.3	68.8
Restructuring costs	42.3	1.8	16.5	0.6	29.8	1.0

Gross profit	615.3	26.2	728.1	28.8	918.2	30.2
Operating expenses	677.6	28.9	744.5	29.4	883.2	29.1
Restructuring costs	11.2	0.4	44.7	1.8	20.5	0.6

Operating income (loss)	(73.5)	(3.1)	(61.1)	(2.4)	14.5	0.5
Non-operating items, net	(18.5)	(0.8)	(4.5)	(0.2)	(19.8)	(0.7)

Loss from continuing operations before income tax benefit	(92.0)	(3.9)	(65.6)	(2.6)	(5.3)	(0.2)
Income tax benefit	(50.6)	(2.1)	(24.7)	(1.0)	(3.2)	(0.1)

Loss from continuing operations	(41.4)	(1.8)	(40.9)	(1.6)	(2.1)	(0.1)
Discontinued operations, net	22.4	1.0	4.7	0.2	3.1	0.1

Income (loss) before cumulative effect of accounting change	(19.0)	(0.8)	(36.2)	(1.4)	1.0	—
Cumulative effect of accounting change	(4.2)	(0.2)	(229.9)	(9.1)	—	—

Net income (loss)	$(23.2)	(1.0)%	$(266.1)	(10.5)%	$1.0	0.0%

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

Overview

      The office furniture industry has experienced about a 36% decline in shipments over the past three years in the United States, as reported by the Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) International. In response to this decline, we implemented several operational, organizational and financial restructuring activities including plant rationalizations and workforce reductions. Through these actions we have reduced our cost structure significantly, but not enough to offset the dramatic decline in revenue, therefore, we reported losses in 2004 and 2003.

      Revenue declined annually 7.3% in 2004, 16.7% in 2003 and 23.8% in 2002. Our acquisitions of PolyVision Corporation and Custom Cable Industries, both completed in the second half of fiscal 2002, contributed $168.7 to our total revenue in 2004, $174.0 in 2003 and $47.9 in 2002. The dealer transition completed during 2003 contributed $46.6 to our total revenue in 2004 and $24.3 in 2003.

      Revenue in 2004 benefited by $77.1 from favorable currency translation in the Company’s International segment when compared to 2003 revenue. Revenue in 2003 benefited from an extra week in the fourth quarter, which we estimate added $44.6 in revenue.

      Although there appears to be an overall economic recovery underway in the United States, we believe the lack of sustained job growth has delayed a similar recovery for the office furniture industry. There has been some recent improvement in United States job growth, which if continued, could be an important driver for renewed growth in our United States’ markets in the coming year. Many of our major international markets are not showing signs of growth and may lag a United States recovery.

      Gross margins declined to 26.2% of revenue in 2004 because of higher cost of sales and increased restructuring costs. Cost of sales increased to 72.0% of sales in 2004 primarily because of underabsorption of fixed overhead. Our efforts to consolidate operations and reduce excess capacity are having an impact, but not quickly enough to offset the decline in volume. Additionally, intense competition for project business increased product discounts in all markets during the second half of the year. In the North America segment alone, higher discounts decreased revenue and thus gross margins by nearly $13.0 compared to 2003. The restructuring costs related to the consolidation activity described above were $42.3 or 1.8% of revenue, a significant increase in these charges versus the prior year.

      We expect to continue to incur restructuring charges related to manufacturing operations as we continue to take steps to transform our industrial model. However, the cost of these activities in 2005 is expected to be less than in 2004. We expect additional plant consolidation activity in 2005, though not at the same level as in 2004. We also expect to continue to expand implementation of lean manufacturing principles in our plants.

      Operating expenses declined significantly in 2004 despite a $24.6 unfavorable currency translation effect. Operating expenses were also lower as a percent of revenue. These reductions reflect the savings from restructuring activities, including headcount reductions, which took place in the current and prior years.

      Current year restructuring costs related to operating expenses were $11.2, a significant decrease compared to the prior year, because the number of salaried workforce reductions was lower in 2004.

      In total, we recorded net pre-tax operating charges for restructuring items totaling $53.5 in 2004, $61.2 in 2003 and $50.3 in 2002. The net charges in 2004 consisted of $28.4 in severance charges for workforce reductions completed or underway and $25.1 in other restructuring charges, primarily for asset impairments. We also recorded a net pre-tax gain of $8.1, of which $4.4 was included in Non-operating items, net, primarily for gains on the sale of real estate and a curtailment gain related to our post-retirement medical and pension benefit plans. The net charges in 2003 consisted of $48.3 in severance charges for workforce reductions and $12.9 in other restructuring charges, primarily for business exit costs. Other items recorded in 2003 totaling a net pre-tax gain of $27.5, of which $16.9 was included in Non-operating items, net, were primarily for gains on the sale of real estate and a curtailment gain related to our post-retirement medical and pension benefit plans. See further discussion and detail of all these items in the Segment Disclosure analysis below and in Note 19 and Note 20 to the consolidated financial statements.

      During Q4 2004, we recorded $15.9 of favorable tax adjustments, which are included in the 2004 income tax benefit in the table above. These adjustments consisted of two items. Based on the results of a recently completed IRS tax audit, we recorded a net adjustment of $5.3 reversing reserves that were no longer necessary related to the years that were audited. As of February 27, 2004, we feel the level of remaining reserves appropriately reflects our probable income tax exposures. In addition, we recorded a $10.6 favorable adjustment to income tax expense related to the Q4 2004 review of the annual tax provision and related liability. Although our effective tax rate for 2004 relating to continuing operations is calculated to be 55%, we expect our long-term effective tax rate to remain between 37% and 38%.

      As mentioned in the General section of Part I, Item 1, during Q2 2004, we sold substantially all of the net assets of our marine hardware and accessories business. In accordance with SFAS No. 144, the operating results of this business have been segregated as discontinued operations for all periods presented. See further discussion and detail in Note 18 to the consolidated financial statements.

      The cumulative effect of accounting change in 2004 represents the net after-tax charge related to our adoption of FIN 46(R), Consolidation of Variable Interest Entities. See further discussion and detail in Note 2 to the consolidated financial statements. The cumulative effective of accounting change in 2003 represents the net after-tax charge related to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets. See Note 8 to the consolidated financial statements for more information regarding goodwill and other intangible assets.

      In February 2004, we initiated a change in our participative control of eight dealers where we hold a majority position in the voting stock. Accordingly, we consolidated the balance sheets of these dealers as of February 27, 2004. The consolidation of these dealers had the effect of increasing our total assets and liabilities by $10.9. There was no effect on equity as we previously accounted for these dealers as equity investments on our balance sheets. The results of operations of these dealers will be included in our consolidated results beginning in Q1 2005. We expect these newly consolidated dealers will add approximately $60 to $100 of revenue in 2005, with no corresponding impact on net income because we either do not share in the earnings or, where we do share in the earnings, we previously accounted for the dealer under the equity method of accounting and our share of the earnings were included within Other Income (Expense), net.

      Market prices for steel have risen up to 50% over the past several months due to unprecedented changes in global supply and demand. We did not experience any material effect of the rise in these prices during 2004 because much of our steel purchases were on fixed-priced contracts that were put in place prior to the rise in prices. However, we expect our quarterly steel costs will rise $5.0 to $7.0 pre-tax by Q2 2005 as we enter into new contracts. We have taken actions to partially offset the impact of these price increases, including announcing a temporary surcharge on North America customer orders placed after April 25, 2004. Because customers may place orders earlier than they otherwise would have, the temporary surcharge could positively impact Q1 2005 orders and revenue with a corresponding negative impact to Q2 2005 orders and revenue. We anticipate the revenue from the temporary surcharge to largely offset the steel price increase beginning in Q2 2005. The surcharge will continue until steel prices fall below certain thresholds.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Year Ended

	February 27,	February 28,	February 22,
Interest Expense; Other Income (Expense), net; and Income Taxes	2004	2003	2002

Interest expense	$18.5	$20.9	$20.5

Other income (expense), net:
Interest income	$3.1	$3.8	$8.3
Loss on dealer transitions	(8.7)	(8.3)	(11.0)
Gain on disposal of property and equipment	9.8	16.4	3.7
Miscellaneous, net	(4.2)	4.5	(0.3)

Total other income (expense), net	$—	$16.4	$0.7

Total non-operating items, net	$(18.5)	$(4.5)	$(19.8)

Effective income tax rate	55.0%	37.7%	60.4%

      The majority of the Company’s debt over the past several years is related to term notes with fixed interest rates. Because the balance of the term notes has been stable, and the interest rates are fixed, interest expense has been relatively stable since 2002.

      Interest income has declined over the past three years primarily due to lower average short-term interest rates.

      Losses on dealer transitions relate to uncollectible funds loaned to or invested in dealers to finance ownership changes. The majority of the loss recorded in 2004 related to an International dealer transition investment originally made in 1999. We took over full ownership of this dealer during 2004 and reduced the carrying value of the investment to the net book value of the underlying tangible assets, which approximated its fair value. During 2003, we recognized losses on dealer transitions primarily related to two International dealers that were significantly affected by the office furniture recession in their markets. During 2002, we recognized losses on dealer transitions primarily related to a North America dealer whose operating results deteriorated due to a significant decline in business activity in its local market and several other performance issues. As a result, this dealer was restructured and ownership was transitioned to new dealer principals. Losses on dealer transitions do not include write-offs of receivables that have arisen as a result of product sales. Charges for write-offs associated with trade receivables from these affiliates are recorded as operating expenses.

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

      During 2004, we recorded a gain on disposal of property and equipment primarily related to property sold in the United Kingdom for net cash proceeds of about $11.5 and a pre-tax non-operating gain of $7.0. This facility was idle for about three years as a result of prior restructuring activities. The gain in 2003 was primarily related to the sale of our Tustin, California manufacturing facility following the relocation of the operations to a smaller, more efficient facility. We received net cash proceeds of $35.7 and recorded a gain of $15.1 on the Tustin facility sale.

      Our income tax benefit is a function of actual taxable loss earned by the Company in different countries, the tax rates in various countries and tax planning strategies we implement. We expect these strategies to result in a long-term effective tax rate of between 37% and 38%.

Segment Disclosure

      See more information regarding segments in Part I Item 1 and Note 17 of the consolidated financial statements included with this Report.

North America

	Year Ended

Income Statement Data—North America	February 27, 2004		February 28, 2003		February 22, 2002

Revenue	$1,280.4	100.0%	$1,497.9	100.0%	$1,930.0	100.0%
Cost of sales	981.2	76.6	1,121.2	74.9	1,408.6	73.0
Restructuring costs	21.6	1.7	9.2	0.6	19.0	1.0

Gross profit	277.6	21.7	367.5	24.5	502.4	26.0
Operating expenses	319.1	24.9	360.4	24.1	440.1	22.8
Restructuring costs	5.4	0.4	26.2	1.7	10.7	0.5

Operating income (loss)	$(46.9)	(3.6)%	$(19.1)	(1.3)%	$51.6	2.7%

      Revenue in 2004 declined 14.5% in the North America segment following a 22.4% decline from 2002 to 2003. It is important to note 2003 contained an extra week.

      The decline in North America revenue was deeper than our other segments, and reflects differences in the customer base and product mix for this business. North America traditionally serves larger customers who, we believe, have continued to tightly control their spending on facilities and to delay hiring during the early phases of the economic recovery. The North America product mix has a high proportion of systems furniture, which has declined as a category across the industry during the downturn. We believe these two trends are related since large customers represent a major portion of the installed base of systems furniture and are therefore an important driver of demand for those products. We expect to see these trends reverse if the economic recovery continues and larger companies begin expanding their workforce.

      Cost of sales continued to be negatively impacted by higher discounts due to intense competition, underabsorption of overhead due to lower volume, disruption caused by consolidation activity and excess plant capacity. In fact, discounts increased about one percent point, decreasing revenue and thus gross margins by nearly $13.0 compared to 2003. Steel commodity prices began to increase late in 2004, but we do not believe this had a material impact on cost of sales in 2004.

      As volume declined during the year, North America took additional steps to reduce the fixed component of cost of sales. North America reduced the hourly and salaried manufacturing workforces, rationalized and consolidated facilities and continued to implement lean manufacturing. However, the benefits from these actions did not fully offset the underabsorption of fixed manufacturing overhead.

      Restructuring costs included within 2004 cost of sales included $7.6 of severance costs for workforce reductions and $14.0 for asset impairments. Also included within cost of sales during 2004 were curtailment gains of $1.7 for post-retirement medical and pension benefits. Restructuring items included within 2003 and 2002 cost of sales primarily consisted of severance costs for workforce reductions and asset impairment charges. Also included within 2003 cost of sales were curtailment gains of $10.2 for post-retirement medical and pension benefits.

      In 2005, we expect gross margins as a percent of revenue to continue to be pressured by high discounts, excess capacity and rising steel prices, as discussed above under the Overview section. Restructuring activities are expected to continue, but at a lesser pace and cost than in 2004. For example, we expect to consolidate our wood manufacturing from three plants to one. However, as the pace of restructuring activity declines, we expect plant operations will stabilize and productivity improvements will be more evident. Therefore, we expect to see reduced cost of sales as a percent of revenue in 2005.

      Operating expenses decreased 27.5% since 2002. This decrease is a result of salaried workforce reductions, restructuring activities and reductions in discretionary and external spending, including elimination of bonuses and reduction of retirement contributions. Restructuring charges included within 2004, 2003 and 2002 operating expenses represented severance costs for workforce reductions. Also included within 2004 and 2003 operating expenses were curtailment gains of $1.2 and $4.2, respectively, for post-retirement medical and pension benefits.

      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of our dealers. Generally, Steelcase dealers in North America have successfully reduced costs and taken other steps to manage through the industry downturn. We have processes that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect the credit risks associated with the dealer trade receivables. However, if our dealers experience a prolonged or deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Year Ended

	February 27,		February 28,		February 22,
Income Statement Data—Steelcase Design Partnership	2004		2003		2002

Revenue	$275.6	100.0%	$291.2	100.0%	$330.5	100.0%
Cost of sales	172.9	62.7	180.3	61.9	200.0	60.5
Restructuring costs	0.2	0.1	—	—	—	—

Gross profit	102.5	37.2	110.9	38.1	130.5	39.5
Operating expenses	88.8	32.2	95.0	32.6	105.6	32.0
Restructuring costs	0.9	0.4	1.4	0.5	1.2	0.3

Operating income	$12.8	4.6%	$14.5	5.0%	$23.7	7.2%

      Revenue for the SDP segment declined 5.4% in 2004 following an 11.9% decline in 2003. It is important to note 2003 contained an extra week. For the two-year period the decline for SDP was approximately 17% and was less than our consolidated decline of nearly 23%. SDP revenue is generally less dependent on large project orders and is less affected by declines in business capital spending due to its differentiated, design-oriented product portfolio and focus on niche applications.

      SDP margins are higher than our other segments’ margins. Gross margins as a percent of revenue decreased over the past two years due to higher reserves for slow moving inventory in the fabric and wall covering business, restructuring costs for workforce reductions and underabsorption of fixed overhead costs.

      By reducing operating expense spending over the past two years, we held operating expenses as a percent of revenue relatively constant. Restructuring costs recorded within operating expenses in 2004 included $0.7 for lease impairments and $0.2 of severance charges for workforce reductions. Restructuring charges in 2003 and 2002 related to workforce reductions.

International

	Year Ended

	February 27,		February 28,		February 22,
Income Statement Data—International	2004		2003		2002

Revenue	$539.2	100.0%	$485.9	100.0%	$596.9	100.0%
Cost of sales	383.5	71.1	345.1	71.0	420.2	70.4
Restructuring costs	20.5	3.8	6.7	1.4	10.8	1.8

Gross profit	135.2	25.1	134.1	27.6	165.9	27.8
Operating expenses	161.3	29.9	154.1	31.7	193.3	32.4
Restructuring costs	1.4	0.3	7.1	1.5	7.7	1.3

Operating loss	$(27.5)	(5.1)%	$(27.1)	(5.6)%	$(35.1)	(5.9)%

      International revenue increased 11.0% in 2004 due to the benefit of $77.1 from favorable currency translation effects. It is important to note 2003 contained an extra week. This increase follows a decrease of 18.6% from 2002 to 2003.

      International revenue is closely linked to economic conditions in key European countries. Certain of these countries are seeing ongoing weakness and others are experiencing instability related to geopolitical factors. We believe a recovery in these international markets may lag the United States recovery.

      Cost of sales of 71.1% was relatively flat compared to 71.0% in the prior year. International shipped some large, unusual and low-margin projects during the year which masked modest improvements in underlying cost of sales performance driven by previous restructuring efforts.

      Gross margins as a percent of revenue declined in 2004 primarily due to higher restructuring costs. These restructuring costs consisted primarily of costs associated with the closure or consolidation of manufacturing facilities, including workforce reductions of 425 employees or approximately 10.5%. International gross margins remained relatively flat in 2003 compared to 2002 due to the implementation of social plans and workforce reduction efforts launched in 2002, which resulted in a workforce reduction of 16% in 2003, the completion of the divestiture of two under-performing businesses in Q1 2003, both of which generated negative margins in 2002 and the implementation of additional cost reduction efforts aimed at lean manufacturing initiatives. Restructuring costs in 2003 and 2002 primarily related to charges for workforce reductions and business exit costs. Other selected charges included in 2003 cost of sales were costs of $4.0 related to asset impairments. We expect to continue consolidation activity in 2005 including actions that have already been announced related to our French operations. We expect these actions will continue to improve our competitiveness.

      Operating expenses in absolute terms increased in 2004, because of $24.6 of currency translation effects. Operating expenses as a percent of revenue declined compared to 2003 primarily due to the realization of cost reductions related to previous restructuring efforts. Compared to 2002, operating expenses in 2003 decreased both in absolute terms and as a percent of revenue. The decrease can be attributed to a $13.0 reduction in charges related to dealer credit issues, a $7.7 reduction in amortization expense due to the change in accounting for goodwill, and cost reductions related to restructuring activities completed during 2002 and 2003, including workforce reductions. Restructuring costs included in operating expenses in 2004, 2003 and 2002 primarily consisted of charges related to workforce reductions and business exit costs.

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

Other

	Year Ended

	February 27,	February 28,	February 22,
Income Statement Data—Other	2004	2003	2002

Revenue	$250.4	$254.9	$180.9
Restructuring costs	3.5	10.6	0.9
Operating loss	(11.9)	(29.4)	(25.7)

      As mentioned in Part I, Item 1, our Other category includes our Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. The increase in revenue from 2002 to 2003 was largely due to the acquisition of PolyVision in late 2002.

      The reduction in operating loss from 2003 to 2004 was due to several factors including:

•	the divestiture of an unprofitable business venture in 2003;

•	improvements in the operating results of Financial Services primarily due to lower credit charges in 2004; and

•	improvements in the operating results of IDEO, partially offset by a decline in profitability at PolyVision.

      Approximately 85% of corporate expenses representing shared services are charged to the operating segments as part of a corporate allocation. The unallocated portion of these expenses is considered general corporate costs and is reported within the Other category. Revenue and costs of exploring new business opportunities within new market niches or areas related to, but not part of, our core business activities are considered ventures, and are reported in the Other category.

      Restructuring costs included in 2004 operating results included $3.5 of severance costs for workforce reductions. Also included in 2004 operating results were curtailment gains of $0.8 related to post-retirement benefits. Restructuring costs included in 2003 operating results included $8.0 for business exit costs related to a venture and $2.6 of severance costs for workforce reductions. Also included in 2003 operating results were curtailment gains of $0.8 related to post-retirement benefits. In 2002, restructuring costs included in operating results were $0.9 of severance costs for workforce reductions.

      Our Financial Services subsidiary provides lease financing to end customers and various forms of financing primarily to North America dealers. Our underlying net investment in leases represents multiple sales to individual end customers and there are some concentrations of credit risk with certain customers. We have processes that allow us to monitor and react quickly to changes in the credit quality of our lease customers. While the overall credit quality of our portfolio remained stable in 2004, our risk of exposure decreased as leased assets were sold and customers became more financially stable. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America to whom we extend financing. Although we believe reserves are adequate in total, deterioration in the financial stability of larger customers and dealers would likely require us to record additional charges and reserves. During Q1 2004, we outsourced lease fundings to a third party, therefore we no longer carry credit or residual risk for new leases.

Liquidity and Capital Resources

Liquidity

      The following table summarizes our statement of cash flows:

	Year Ended

	February 27,	February 28,	February 22,
	2004	2003	2002

Net cash flow provided by (used in):
Operating activities	$87.9	$48.7	$305.6
Investing activities	99.3	309.8	(261.4)
Financing activities	(56.8)	(301.7)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	2.9	2.7	(1.9)

Net increase (decrease) in cash and cash equivalents	133.3	59.5	30.4
Cash and cash equivalents, beginning of period	128.9	69.4	39.0

Cash and cash equivalents, end of period	$262.2	$128.9	$69.4

      We increased cash and cash equivalents by $133.3 during 2004 to a balance of $262.2 as of February 27, 2004, our highest level of cash since 1998. Of our total cash, 79.1% was located in the United States and the remaining 20.9% was located outside of the United States, primarily Europe and Canada. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs. The increase in cash and cash equivalents was due to a number of factors. Operating activities generated cash as depreciation and amortization is added back to the net loss. Depreciation and amortization continue to be much higher than current levels of capital expenditures. Investing activities generated cash primarily through the sales of leased assets, fixed assets and discontinued operations. Financing activities used cash to pay down debt and to pay dividends.

      We look at various scenarios for cash planning purposes. In one possible scenario— a substantial and rapid increase in revenue in a short period of time— we anticipate we would likely experience a corresponding rapid increase in accounts receivables and inventories. This rapid increase in required working capital would represent a significant use of cash and is the primary reason we are holding a relatively large cash balance.

Cash provided by operating activities

	Year Ended

	February 27,	February 28,	February 22,
Cash Flow Data—Operating Activities	2004	2003	2002

Net income (loss)	$(23.2)	$(266.1)	$1.0
Depreciation and amortization	141.4	157.0	172.4
Cumulative effect of accounting change	4.2	229.9	—
Gain on sale of net assets of discontinued operations	(31.9)	—	—
Deferred income taxes	(30.5)	(39.6)	(19.3)
Changes in operating assets and liabilities	(18.0)	(47.7)	71.2
Other, net	45.9	15.2	80.3

Net cash provided by operating activities	$87.9	$48.7	$305.6

      Cash flow provided by operating activities was sufficient to fund our capital expenditure needs for 2004 and we expect this trend to continue.

      Most of the year-to-year change in cash generated from operating activities is reflected in changes in operating assets and liabilities, specifically working capital, primarily caused by the decline in revenue. See further discussion regarding the cash impact of discontinued operations in the Cash provided by (used in) investing activities section below. During 2004, accounts receivable decreased $43.4, inventories decreased $19.4 and accounts payable decreased $2.9. The decrease in accounts receivable is primarily a reflection of decreased revenue during the year. Inventory decreased due to lower manufacturing volume, plant consolidations and our continuing implementation of lean manufacturing principles throughout the organization. Accounts payable decreased primarily due to timing and amount of year-end accruals offset by some changes in supplier terms.

      In 2003, we saw a relatively small decline in receivables and inventories, net of payables, before translation adjustments. However, there was a substantial net decrease in other operating assets, net of other operating liabilities. This decrease was primarily caused by a curtailment of the post-retirement medical and pension benefit plans and reductions in other employee benefit liabilities related to reduction in force. We also used cash during 2003 for restructuring costs that had been accrued during 2002.

      In 2002, operating assets less operating liabilities decreased by $71.2. The dramatic reduction in revenue from Q4 2001 to Q4 2002 drove a similar decline in receivables, inventories and payables, which is reflected in this line.

Cash provided by (used in) investing activities

	Year Ended

	February 27,	February 28,	February 22,
Cash Flow Data—Investing Activities	2004	2003	2002

Capital expenditures	$(43.0)	$(76.5)	$(123.0)
Proceeds from the sales of leased assets	48.8	302.0	—
Proceeds from the disposal of fixed assets	28.8	55.6	18.7
Proceeds on sale of net assets of discontinued operations	47.9	—	—
Increase in lease fundings	(21.2)	(117.8)	(146.0)
Proceeds from repayments of lease fundings	44.4	109.8	155.5
Net decrease (increase) in notes receivable	(6.2)	26.0	68.2
Acquisitions, net of cash acquired, and business divestitures	(2.7)	(2.9)	(214.6)
Other, net	2.5	13.6	(20.2)

Net cash provided by (used in) investing activities	$99.3	$309.8	$(261.4)

      Proceeds from the sales of leased assets, fixed assets and discontinued operations were the primary contributors to our net cash provided by investing activities in 2004 and 2003. In preparation for its new strategy, our Financial Services subsidiary sold a large portion of its lease portfolio in 2003 and continued to sell a portion of the remaining leased assets during 2004. Under its new strategy, Financial Services continues to originate leases for customers, but uses a third party to provide lease funding. See Note 6 to the consolidated financial statements for more detail regarding leases. The proceeds from the disposal of fixed assets in 2004 were primarily from the sale of property located in the United Kingdom as discussed in the Interest Expense; Other Income (Expense), Net; and Income Taxes section. As mentioned in the General section of Part I, Item 1, during Q2 2004, we sold substantially all of the net assets of our marine hardware and accessories business for cash proceeds of $47.9, resulting in a pre-tax net gain of $31.9 or $20.0 after-tax. See further discussion and detail in Note 18 to the consolidated financial statements. While we expect to receive some cash from the sales of leased assets and fixed assets in the future, we do not expect the primary sources of cash provided by investing activities to continue to be from the sales of leased assets, fixed assets and discontinued operations.

      The significant reductions in capital spending over the past two years reflect an emphasis on limiting new projects to those that meet key economic metrics and deliver short payback cost savings or support critical strategic initiatives such as product development. At the end of 2004, our committed capital expenditures totaled $24.2 and related to numerous equipment, facility and software projects. We expect cash flows from operating activities will provide the funds to fulfill these commitments.

      The primary use of cash in investing activities during 2002 was for strategic acquisitions and capital expenditures. Acquisitions included PolyVision Corporation, Custom Cable Inc. and Steelcase Artwright Manufacturing. See Note 18 to the consolidated financial statements for further discussion. In addition, we experienced a substantial decrease in dealer notes receivable during 2002. Dealers required less working capital because of the downturn in the office furniture industry.

Cash used in financing activities

	Year Ended

	February 27,	February 28,	February 22,
Cash Flow Data—Financing Activities	2004	2003	2002

Short-term and long-term debt, net	$(22.9)	$(270.1)	$49.5
Dividends paid	(35.5)	(35.4)	(57.5)
Common stock issuance (repurchase), net	1.6	3.8	(3.9)

Net cash used in financing activities	$(56.8)	$(301.7)	$(11.9)

      We paid common stock dividends of $0.24 per share in 2004, $0.24 per share in 2003 and $0.39 per share in 2002. The dividend declared by the Board of Directors was $0.06 per share in each quarter of 2004.

      We issued common stock in 2004 for proceeds of $1.6 related to the exercise of employee stock options. See Note 13 of the consolidated financial statements for further discussion regarding the Company’s stock incentive plans.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during 2004 or 2003. In 2002, we repurchased 343,000 shares for $4.4 million, including 200,000 shares of Class A Common Stock for $2.6 million and 143,000 shares of Class B Common Stock for $1.8 million. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Since the inception of our repurchase program, 7.2 million shares have been repurchased for $112.7 million. The reduction in share repurchase activity since 2001 was due in part to a shift towards retaining excess cash and reducing debt.

Capital Resources

Off-Balance Sheet Arrangements

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Due to the contingent nature of guarantees and performance bonds, the full value of the guarantees and performance bonds are not recorded on our consolidated balance sheets; however, we have reserves recorded to cover potential losses. See Note 16 to the consolidated financial statements for more information regarding financial instruments, concentrations of credit risk, commitments, guarantees and contingencies.

Contractual Obligations

      Our contractual obligations as of February 27, 2004 are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt and short-term borrowings	$354.0	$34.4	$318.2	$1.4	$—
Operating leases	284.3	49.5	76.7	47.8	110.3
Committed capital expenditures	24.2	7.9	16.3	—	—
Purchase obligations	5.2	3.4	1.8	—	—
Other long-term liabilities	256.8	51.5	42.4	43.3	119.6

Total	$924.5	$146.7	$455.4	$92.5	$229.9

      Total consolidated debt as of February 27, 2004 was $354.0, including $48.0 related to our synthetic lease structure required to be recorded on our balance sheet in compliance with FIN 46(R). Also included in long-term debt and short-term borrowings are capital lease obligations totaling $3.8. The $30.0 increase in total debt from 2003 was driven by the addition of our synthetic lease structure (see below and Note 2 and Note 10 to the consolidated financial statements for more information) offset by a reduction in our other debt. Our debt to capital ratio was 22.7% at year-end. Of our total debt, $249.3 is in the form of term notes due November 2006.

      Of the $34.4 of debt payments due in 2005 (as presented in the contractual obligations table above), $22.8 relates to foreign currency notes payable and revolving credit facility obligations and the remaining $11.6 balance relates to United States dollar notes payable obligations.

      The Company has commitments related to certain sales offices, showrooms, and equipment under non-cancelable operating leases that expire at various dates through 2020. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligation table above.

      Committed capital expenditures represent obligations we have related to property, plant and equipment purchases. See more detail under the Cash provided by (used in) investing activities section.

      We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

      Other long-term liabilities represent contribution and benefit payments expected to be made for our defined contribution, deferred compensation, pension and post-retirement benefit plans. It should be noted our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 11 to the consolidated financial statements for further discussion regarding these plans.

      The contractual obligations table above is current as of February 27, 2004. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

      Our total liquidity facilities as of February 27, 2004 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	130.3

Total credit lines available	380.3
Less: borrowings outstanding	8.6

Available capacity (subject to covenant constraints)	$371.7

      During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. As of February 27, 2004, we had no borrowings against this facility. This facility replaced our $200 million 3-year global committed bank facility that was scheduled to expire in April 2004 and our $200 million 364-day global committed bank facility that we allowed to expire in April 2003. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. This facility and certain of our other financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset ratio covenant. Although we have $371.7 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $84.0 as of February 27, 2004. As of February 27, 2004, we were in compliance with all covenants under this facility and our other financing and lease facilities. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Service.

Critical accounting policies

      Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting policies that typically involve a higher degree of judgment, estimates and complexity are listed and explained below. These policies were discussed with the Audit Committee and affect all segments of the Company.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

      Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. As discussed in Note 2 to the consolidated financial statements, if the estimated fair value is less than the carrying value, goodwill is impaired, and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluate goodwill using five reporting units— North America, SDP, International, PolyVision and IDEO. As of February 27, 2004, we had $210.2 of goodwill recorded on our balance sheet. Of this amount, $45.1 was recorded in North America, $63.2 in SDP, $42.5 in International, $53.4 in PolyVision and $6.0 in IDEO.

      During Q4 2004, we performed our annual impairment assessment of goodwill in our reporting units consistent with the prior year. In testing for potential impairment, we measured the estimated fair value of our reporting units using a combination of two methods based upon a discounted cash flow valuation (“DCF”) and a market value approach (“MVA”). The first method used a 100% weighting factor based on DCF while the second valuation was based upon 50% of DCF and 50% of MVA. In either case, we concluded no impairment existed in any reporting unit.

      The DCF analysis was based on the present value of projected cash flows and a residual value and used the following assumptions:

•	A business is worth today what it can generate in future cash to its owners;

•	Cash received today is worth more than an equal amount of cash received in the future; and

•	Future cash flows can be reasonably estimated.

      The MVA used a set of four comparable companies to derive a range of market multiples for the last twelve months’ revenue and earnings before interest, taxes, depreciation and amortization.

      As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the book value by reporting unit as follows:

	Discounted	Market
	Cash Flow	Value
Reporting Unit	Valuation	Approach

North America	$478.2	$560.2
Steelcase Design Partnership	144.8	141.8
International	93.6	93.6
PolyVision	27.7	n/a	(1)
IDEO	2.6	n/a	(1)

(1)	The MVA was not calculated for PolyVision or IDEO as there is no comparable market data available to make these calculations meaningful.

      For each reporting unit, this excess is primarily driven by the residual value of future years. Thus, increasing the discount rate from 11.5% to 12.5%, leaving all other assumptions unchanged, would reduce the excess amounts above to the following amounts:

	Discounted	Market
	Cash Flow	Value
Reporting Unit	Valuation	Approach

North America	$331.4	$485.9
Steelcase Design Partnership	115.1	127.7
International	47.2	70.0
PolyVision	6.6	n/a
IDEO	(0.6)	n/a

      We also perform impairment analyses on our other intangible assets not subject to amortization in a manner consistent with our goodwill impairment analysis. These intangible assets primarily consist of trademarks within the PolyVision reporting unit. As of the valuation date, the fair market value approximated the book value. A 5% decrease in projected revenue would have resulted in an impairment in these intangible assets of approximately $2.0. In addition, a 1% increase in the discount rate would also result in an impairment in these intangible assets of approximately $5.5.

      For our intangible assets subject to amortization and our other long-lived assets including property, plant and equipment, an impairment analysis is performed at least annually. In accordance with SFAS No. 144, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determined if the asset was recoverable. We then compared the undiscounted cash flows over the asset’s remaining life to the carrying value.

      See Note 2, Note 4 and Note 8 to the consolidated financial statements for more information regarding goodwill, other intangible assets and property, plant and equipment.

Pension and other post-retirement benefits

      The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected fund returns, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes. See Note 11 to the consolidated financial statements for more information regarding employee benefit plan obligations including a sensitivity analysis.

Allowance for credit losses

      The allowance for credit losses is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. Our projection of credit losses is based on estimates, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies and other factors could impact our actual and projected credit losses and the related allowance for possible credit losses. If we had made different assumptions about probable credit losses, our financial position and results of operations could have differed. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. See further discussion regarding concentrations of credit risk in Note 16 of the consolidated financial statements.

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

      The Company has after-tax operating loss carryforwards of $103.0 and after-tax tax credit carryforwards of $27.6 available in certain jurisdictions to reduce future taxable income. Future tax benefits for these carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $104.4 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. As of February 27, 2004, we recorded valuation allowances of $21.4 and $4.8 for operating loss and tax credit carryforwards, respectively. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $10.5.

Forward-looking Statements

      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the company, based on current beliefs of management as well as assumptions made by, and information currently available to, Steelcase. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although Steelcase believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: competitive and general economic conditions and uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure; pricing changes by the company, its competitors or suppliers; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; changes in relationships with customers, suppliers, employees and dealers; the mix of products sold and of customers purchasing (including large project business); the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; the company’s ability to successfully: reduce its costs, including actions such as workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value and/or related impairments, consolidate production, cull products and increase global sourcing; the company’s ability to successfully: implement a surcharge relating to cost increases in steel, implement technology initiatives, integrate acquired businesses, migrate to a less vertically integrated model, initiate and manage alliances, and manage consolidated dealers; possible acquisitions or divestitures by the company; changes in business strategies and decisions; and other risks detailed in the company’s other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Except as required by law, rule or regulation, Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recently Issued Accounting Standards

      See Note 2 of the Consolidated Financial Statements filed as part of this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

      The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk, interest rate risk and equity price risk.

Foreign Exchange Risk

      Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 26% and 22% of our consolidated revenue in 2004 and 2003, respectively. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are hedged with foreign currency derivatives. We also have a significant amount of foreign currency net asset exposures. We do not hold any derivatives contracts that hedge our foreign currency net asset exposures because we believe there is no long-term economic benefit in doing so.

      Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2004 related to the euro and the Canadian dollar versus the U.S. dollar. We estimate that a 10% devaluation of the U.S. dollar against the local currencies would have increased our operating loss by approximately $2.0 in both 2004 and 2003, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

      The translation of the assets and liabilities of our International subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within shareholders’ equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 27, 2004, the net foreign currency translation adjustments reduced shareholders’ equity by $33.7.

      Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2004, transaction losses amounted to $4.6.

Interest Rate Risk

      We are exposed to interest rate risk primarily on our notes receivable, investments in company owned life insurance, short-term borrowings and long-term debt. Substantially all of our interest rates on our term borrowings were fixed during 2004; thus our interest rate risk was minimized. A portion of our company owned life insurance is invested in fixed income securities. The valuation of these securities is sensitive to changes in market interest rates. We estimate that a 1% change in interest rates would not have had a material impact on our results of operations for 2004 or 2003.

      See Notes 2 and 16 of the consolidated financial statements for further discussion of interest rate swaps and derivative instruments. See Note 7 in the consolidated financial statements for further discussion of our investments in company owned life insurance.

Equity Price Risk

      We are exposed to equity price risk from the markets in the United States primarily on our investments in company owned life insurance. We estimate that a 10% adverse change in the broader United States equity markets would have increased our operating loss by approximately $2.0 in both 2004 and 2003. This quantitative measure has inherent limitations since not all of our equity investments are in similar asset classes. In addition, the investment managers actively manage certain equity investments and their results could be better or worse than the broader United States equity markets returns.

      See Note 7 in the consolidated financial statements for further discussion of our investments in company owned life insurance.

Item 8.	Financial Statements and Supplementary Data:

STEELCASE INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Year Ended

	February 27,	February 28,	February 22,
	2004	2003	2002

Revenue	$2,345.6	$2,529.9	$3,038.3
Cost of sales	1,688.0	1,785.3	2,090.3
Restructuring costs	42.3	16.5	29.8

Gross profit	615.3	728.1	918.2
Operating expenses	677.6	744.5	883.2
Restructuring costs	11.2	44.7	20.5

Operating income (loss)	(73.5)	(61.1)	14.5
Interest expense	(18.5)	(20.9)	(20.5)
Other income (expense), net	—	16.4	0.7

Loss from continuing operations before income tax benefit	(92.0)	(65.6)	(5.3)
Income tax benefit	(50.6)	(24.7)	(3.2)

Loss from continuing operations	(41.4)	(40.9)	(2.1)
Income from discontinued operations, net of applicable income taxes	2.4	4.7	3.1
Gain on sale of net assets of discontinued operations, net of applicable income taxes of $11.9	20.0	—	—

Income (loss) before cumulative effect of accounting change	(19.0)	(36.2)	1.0
Cumulative effect of accounting change, net of income taxes	(4.2)	(229.9)	—

Net income (loss)	$(23.2)	$(266.1)	$1.0

Basic and diluted per share data:
Loss from continuing operations	$(0.28)	$(0.28)	$(0.01)
Income and gain on sale of discontinued operations	0.15	0.04	0.02
Cumulative effect of accounting change	(0.03)	(1.56)	—

Earnings (loss)	$(0.16)	$(1.80)	$0.01

Dividends declared per common share	$0.24	$0.24	$0.39

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	February 27,	February 28,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$262.2	$128.9
Accounts receivable:
Third party, net of allowances of $44.4 and $53.9	357.7	345.7
Affiliate, net of allowances of $— and $7.6	4.5	21.5
Notes receivable:
Third party, net of allowances of $9.1 and $9.6	47.4	37.7
Affiliate, net of allowances of $5.8 and $2.2	4.1	9.4
Investment in leases, net of reserves of $4.1 and $3.2	23.9	37.8
Inventories	114.4	129.8
Deferred income taxes	99.0	102.8
Other current assets	28.8	31.6

Total current assets	942.0	845.2

Property and equipment, net	713.8	774.0
Notes receivable:
Third party, net of allowances of $2.3 and $1.9	17.7	18.1
Affiliate, net of allowances of $0.7 and $6.6	1.0	5.9
Investment in leases, net of reserves of $3.7 and $8.8	47.1	101.9
Company owned life insurance	177.9	161.2
Deferred income taxes	112.4	79.0
Goodwill	210.2	209.8
Other intangible assets, net of accumulated amortization of $36.0 and $26.0	88.1	96.2
Other assets	40.2	59.3

Total assets	$2,350.4	$2,350.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS— (Continued)

(in millions, except share data)

	February 27,	February 28,
	2004	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161.8	$145.4
Short-term borrowings and current portion of long-term debt	34.4	30.0
Accrued expenses:
Employee compensation	94.0	90.9
Employee benefit plan obligations	33.9	39.6
Product warranties	20.9	26.0
Workers’ compensation claims	27.4	25.8
Income taxes payable	31.2	32.0
Other	139.7	121.2

Total current liabilities	543.3	510.9

Long-term liabilities:
Long-term debt	319.6	294.2
Employee benefit plan obligations	241.0	237.8
Other long-term liabilities	41.2	52.6

Total long-term liabilities	601.8	584.6

Total liabilities	1,145.1	1,095.5

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 49,544,049 and 40,449,456 issued and outstanding	123.2	93.6
Class B Convertible Common Stock-no par value; 475,000,000 shares authorized, 98,435,538 and 107,163,541 issued and outstanding	166.6	192.5
Accumulated other comprehensive loss	(43.5)	(50.1)
Deferred compensation— restricted stock	(1.4)	—
Retained earnings	960.4	1,019.1

Total shareholders’ equity	1,205.3	1,255.1

Total liabilities and shareholders’ equity	$2,350.4	$2,350.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions)

			Accumulated Other Comprehensive
	Common Stock		Income (Loss)

			Foreign				Deferred
			Currency	Minimum	Derivative		Compensation—	Total
			Translation	Pension	Adjustments,	Retained	Restricted	Shareholders’
	Class A	Class B	Adjustments	Liability	net of tax	Earnings	Stock	Equity

February 23, 2001	$69.5	$216.7	$(30.2)	$0.2	$—	$1,380.3	$—	$1,636.5
Common stock conversion	7.7	(7.7)						—
Common stock issuance	0.5							0.5
Common stock repurchases	(2.6)	(1.8)						(4.4)
Other comprehensive loss			(9.4)		(8.0)			(17.4)
Dividends paid						(57.5)		(57.5)
Subsidiaries’ year end change(1)						(3.2)		(3.2)
Net income						1.0		1.0

February 22, 2002	75.1	207.2	(39.6)	0.2	(8.0)	1,320.6	—	1,555.5
Common stock conversion	14.7	(14.7)						—
Common stock issuance	3.8							3.8
Other comprehensive income (loss)			(0.7)	(6.7)	4.7			(2.7)
Dividends paid						(35.4)		(35.4)
Net loss						(266.1)		(266.1)

February 28, 2003	93.6	192.5	(40.3)	(6.5)	(3.3)	1,019.1	—	1,255.1
Common stock conversion	25.9	(25.9)						—
Common stock issuance	1.6							1.6
Issuance of restricted stock	2.1						(2.1)	—
Amortization of deferred compensation							0.7	0.7
Other comprehensive income (loss)			6.6	(0.6)	0.6			6.6
Dividends paid						(35.5)		(35.5)
Net loss						(23.2)		(23.2)

February 27, 2004	$123.2	$166.6	$(33.7)	$(7.1)	$(2.7)	$960.4	$(1.4)	$1,205.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Comprehensive
Income (Loss)

February 23, 2001
Common stock conversion
Common stock issuance
Common stock repurchases
Other comprehensive loss	$(17.4)
Dividends paid
Subsidiaries’ year end change(1)
Net income	1.0

February 22, 2002	$(16.4)

Common stock conversion
Common stock issuance
Other comprehensive income (loss)	$(2.7)
Dividends paid
Net loss	(266.1)

February 28, 2003	$(268.8)

Common stock conversion
Common stock issuance
Issuance of restricted stock
Amortization of deferred compensation
Other comprehensive income (loss)	$6.6
Dividends paid
Net loss	(23.2)

February 27, 2004	$(16.6)

(1)	Net loss for the two-month period ended February 23, 2001 was $3.2. Revenue for the same period was $102.0 (see Note 2).

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended

	February 27,	February 28,	February 22,
	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(23.2)	$(266.1)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141.4	157.0	172.4
Cumulative effect of accounting change	4.2	229.9	—
Gain on sale of net assets of discontinued operations	(31.9)	—	—
Pension and post-retirement benefit cost	17.3	9.2	30.6
Restructuring charges (payments)	3.7	(3.3)	21.7
Loss on disposal and write-down of fixed assets	16.4	4.3	17.8
Loss on dealer transitions	8.7	8.3	11.0
Deferred income taxes	(30.5)	(39.6)	(19.3)
Other	(0.2)	(3.3)	(0.8)
Changes in operating assets and liabilities, net of corporate acquisitions:
Accounts receivable	43.4	35.3	274.6
Inventories	19.4	24.8	46.9
Prepaid expenses and other assets	(34.0)	(14.6)	(29.6)
Accounts payable	(2.9)	(32.3)	(81.8)
Accrued expenses and other liabilities	(43.9)	(60.9)	(138.9)

Net cash provided by operating activities	87.9	48.7	305.6

INVESTING ACTIVITIES
Capital expenditures	(43.0)	(76.5)	(123.0)
Proceeds from sales of leased assets	48.8	302.0	—
Proceeds from disposal of assets	28.8	55.6	18.7
Proceeds on sale of net assets of discontinued operations	47.9	—	—
Increase in lease fundings	(21.2)	(117.8)	(146.0)
Proceeds from repayments of lease fundings	44.4	109.8	155.5
Net decrease (increase) in notes receivable	(6.2)	26.0	68.2
Net change in investments	1.9	4.0	(9.5)
Joint ventures and dealer transitions	0.6	9.6	(10.7)
Acquisitions, net of cash acquired, and business divestitures	(2.7)	(2.9)	(214.6)

Net cash provided by (used in) investing activities	99.3	309.8	(261.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	0.5	523.2
Repayments of long-term debt	(23.4)	(139.4)	(403.8)
Short-term borrowings (repayments), net	0.5	(131.2)	(69.9)
Common stock issuance	1.6	3.8	0.5
Common stock repurchases	—	—	(4.4)
Dividends paid	(35.5)	(35.4)	(57.5)

Net cash used in financing activities	(56.8)	(301.7)	(11.9)

Effect of exchange rate changes on cash and cash equivalents	2.9	2.7	(1.9)

Net increase in cash and cash equivalents	133.3	59.5	30.4
Cash and cash equivalents, beginning of year	128.9	69.4	39.0

Cash and cash equivalents, end of year	$262.2	$128.9	$69.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

      Steelcase Inc. is the world’s leading designer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, employ approximately 14,200 people and operate manufacturing facilities in over 35 locations. We distribute products through a network of independent dealers in more than 900 locations throughout the world and have led the global office furniture industry in revenue every year since 1974. We operate under three reportable segments: North America, Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Additional information about our reportable segments is contained in Note 17.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, except as noted below in Majority-owned Dealer Transitions. Prior to fiscal 2002, several of our International subsidiaries were accounted for on a two-month lag versus our fiscal year-end. Beginning in fiscal 2002, these subsidiaries were accounted for using our fiscal year-end. The impact of this change on year-end results was not material (see Consolidated Statements of Changes in Shareholders’ Equity). All significant transactions and balances between our businesses and subsidiaries have been eliminated in consolidation.

      Our fiscal year consists of 52 or 53 weeks, ending on the last Friday in February.

Fiscal Year	Year-end Date	Number of weeks

2004	February 27	52
2003	February 28	53	(1)
2002	February 22	52

(1)	Quarters 1 through 3 contained 13 weeks while quarter 4 contained 14 weeks.

      Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1 2004 references the first quarter of fiscal 2004. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Majority-owned Dealer Transitions

      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. Our investments in these unconsolidated dealers are included in Other Assets in the accompanying Consolidated Balance Sheets (see Note 9 for further information). These investments are carried at the lower of cost or estimated market value. We do not adjust our carrying value for profits and losses for certain of these dealers because the investments are structured such that we do not share in profits and losses. Where we share in profits and losses, we recognize our appropriate share of earnings and losses in Equity in Net Income of Joint Ventures and Dealer Transitions included within Other Income (Expense), Net.

      In February 2004, we initiated a change in our participative control of eight dealers where we hold a majority position in the voting stock of the dealer. Accordingly, we consolidated the balance sheets of these dealers as of February 27, 2004. The consolidation of these dealers had the effect of increasing our total assets and liabilities by $10.9 and had no effect on equity. The results of operations of these dealers will be included in our consolidated results beginning in Q1 2005.

      During 2003, we completed a transaction to help transition a dealer to new ownership. We own 100% of one class of stock, and control the Board of Directors of the dealer. As a result, the balance sheet and results of operations of the dealer were consolidated within our North America segment, which added $46.6 and $24.3 of revenue and $1.6 and $1.1 of operating income to our 2004 and 2003 results, respectively. However, since earnings do not accrue to the class of stock we own, 100% of the operating profits was eliminated in Other Income (Expense), net. As a result, there was no effect on net income.

Foreign Currency Translation

      For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to United States dollar equivalents at exchange rates in effect as of the balance sheet date. We translate Consolidated Statements of Income accounts at average rates for the period. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within the Consolidated Statements of Changes in Shareholders’ Equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. Foreign currency transaction gains and losses are recorded in Other Income (Expense), Net and are not material.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Revenue Recognition

      Revenue consists substantially of product sales and related service revenues. We also have finance revenue associated with our Financial Services subsidiary. However, due to a change in strategy within this subsidiary, finance revenue significantly decreased in 2004. See Note 6 for additional information.

      Product sales are reported net of applicable provisions for discounts, returns and allowances and are recognized when title and risks associated with ownership have passed to the customer. Typically, this is when the product ships. Service and finance revenue are not material.

Cash Equivalents

      Cash equivalents include demand bank deposits and short-term investments which are highly liquid in nature, with an original maturity of three months or less at the time of purchase. Cash equivalents are reported at amortized cost, which approximates fair value, and were $256.9 as of February 27, 2004 and $119.8 as of February 28, 2003.

Accounts and Notes Receivable

      The Company has accounts receivable for products sold to various unconsolidated affiliates on terms generally similar to those prevailing with unrelated third parties. Affiliates include unconsolidated dealers discussed in Note 9 and minority interests in unconsolidated joint ventures. Notes receivable from affiliates include dealer financing to unconsolidated dealers, including project financing, asset-based lending and term financing as discussed in Note 5 and Note 9.

      Notes receivable and net investment in leases on non-accrual status were $19.9 and $41.5 as of February 27, 2004 and February 28, 2003, respectively. Of these, $6.4 are current with payments as of February 27, 2004.

Allowance for Credit Losses

      The allowance for credit losses is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

remainder of the trade balance based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment has not been received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days. Accounts past due over 90 days and still accruing interest as of February 27, 2004 were $1.9.

Inventories

      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out method to value its inventories. Companies in the SDP segment primarily use the first in, first out or the average cost inventory valuation methods. Companies in the International segment value their inventories using the first in, first out method.

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

      We review the carrying value of our long-lived assets held and used and assets to be disposed of using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

      Due to the restructuring and plant consolidation activities over the past several years, we are currently holding for sale several facilities that are no longer in use. These assets are stated at the lower of cost or net realizable value in accordance with SFAS No. 144 and are included within Other Current Assets on the Consolidated Balance Sheets since we expect them to be sold within one year. See Note 4 for further information.

Investment in Leases

      Products are sold to our independent dealers who resell the products to the end-use customer. Prior to 2004, we originated leases with some dealers and end-use customers and the remaining lease balance is recorded on our balance sheet. The net investment in leases includes both direct financing and operating leases. This investment will decrease over the next five years as the underlying lease schedules run-off. During Q1 2004,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

we began utilizing a third party to provide lease funding. As a result, we no longer have credit or residual risk related to those leases funded by the third party.

      The net investment in direct financing leases consists of the present value of the future minimum lease payments receivable (typically over three to seven years) plus the present value of the estimated residual value. The net investment in operating lease assets consists of the equipment cost, less accumulated depreciation. Depreciation on the underlying equipment is recognized on a straight-line basis over the lease term to the estimated residual value and is included as part of operating expenses.

      Residual value for lease assets is an estimate at the inception of the lease term of what the fair market value of the leased equipment will be at the end of the lease term. We record and annually review and adjust residual values based on historical experience and market studies conducted by independent third parties primarily based on the economic life of the products, type of products and the availability of a secondary market.

      See Note 6 for further information regarding our investment in leases.

Long-Term Investments

      Long-term investments primarily include privately-held equity securities and are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the assumptions underlying the performance of the privately-held companies and if a determination is made that a decline in fair value below the cost basis is other than temporary, the investment is written down to its estimated fair value.

Goodwill and Other Intangible Assets

      Goodwill represents the difference between the purchase price and the related underlying tangible net asset values resulting from business acquisitions. Annually, or more frequently if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired, and is written down to its estimated fair value.

      Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization are accounted for and evaluated for potential impairment in a manner consistent with goodwill. See Note 8 for additional discussion of goodwill and other intangible assets.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Self-Insurance

      We are self-insured for certain losses relating to workers’ compensation claims, product liability costs and the majority of employee medical benefits. We have purchased insurance coverage to reduce our exposure to significant levels of workers’ compensation and product liability claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred at the balance sheet date using certain actuarial assumptions followed in the insurance industry and our historical experience.

      Other accrued expenses in the accompanying Consolidated Balance Sheets include a reserve for estimated future product liability costs of $9.9 incurred as of February 27, 2004 and February 28, 2003.

      We maintain a Voluntary Employees’ Beneficiary Association (“VEBA”) to fund self-insured employee medical claims. The estimates for incurred but not reported medical claims, which are fully funded in the VEBA, were $5.7 as of February 27, 2004 and $7.7 as of February 28, 2003.

Product Warranty

      We offer a lifetime warranty on most Steelcase and Turnstone brand products delivered in the United States and Canada, subject to certain exceptions. For products delivered in the rest of the world, we offer a 15-year warranty for most Steelcase and Werndl brand products and a 10-year warranty for most Turnstone brand products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. For all other brands, warranties range from one year to lifetime. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical product data and management’s knowledge of current events and actions.

	February 27,	February 28,
Product Warranty	2004	2003

Balance at beginning of period	$26.0	$26.0
Accruals for warranty charges	8.5	8.4
Settlements/adjustments	(13.6)	(8.4)

Balance at end of period	$20.9	$26.0

Environmental Matters

      Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

assessments and remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying Consolidated Balance Sheets was $5.8 as of February 27, 2004 and $7.4 as of February 28, 2003. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Product Related Expenses

      Research and development expenses, which are expensed as incurred, were $43.0 for 2004, $45.5 for 2003 and $61.0 for 2002.

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

      The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Earnings Per Share

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested (see Note 13).

      Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 5.2 million options for 2004,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

10.9 million options for 2003 and 2.6 million options for 2002 because those shares or potential shares were not dilutive,

	Year Ended

Weighted Average Number of Shares of Common Stock	February 27,	February 28,	February 22,
Outstanding	2004	2003	2002

Basic	147.9	147.6	147.3
Diluted(1)	148.0	147.7	147.7

(1)	The denominator for basic EPS is used for calculating EPS for all years presented because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

Stock-Based Compensation

      Prior to 2004, we accounted for our stock incentive plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Given the terms of the Company’s plans, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Effective at the beginning of 2004, our policy is to expense stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value based method of accounting for all awards granted, modified or settled on or after March 1, 2003. Fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. There have been no stock options granted in 2004.

      During 2004, 220,000 restricted shares of common stock were granted to key employees. These restricted shares vest in three years and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. During 2004, compensation expense of $0.7 was recognized in connection with these shares.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards. Further disclosure of our stock incentive plans is presented in Note 13.

	Year Ended

	February 27,	February 28,	February 22,
SFAS No. 123 Pro Forma Data	2004	2003	2002

Net income (loss), as reported	$(23.2)	$(266.1)	$1.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6.2)	(11.5)	(9.6)

Pro forma net loss	$(28.7)	$(277.6)	$(8.6)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.16)	$(1.80)	$0.01

Basic and diluted—pro forma	$(0.19)	$(1.88)	$(0.06)

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

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

      We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. We use the Change in Variable Cash Flows method for testing the effectiveness of our hedges. This method compares the present value of the cash flow stream using the interest rate obtained at the inception of the agreements to the present value of the cash flow stream at current market interest rates. As of February 27, 2004, our testing proved that our hedges remained effective. See Note 16 for further information on derivatives.

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

New Accounting Pronouncements

      SFAS No. 132(R), Disclosures about Pensions and Other Postretirement Benefits, requires additional disclosures about pensions and other postretirement benefits. These disclosures include: information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. We have included the additional disclosures for both domestic and foreign plans beginning with this Report (see Note 11).

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In response to this new law, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits deferral of any accounting for the effects of the Act pending further consideration of the underlying accounting issues, unless a sponsor significantly amends its plan. We sponsor a postretirement health care plan (the “plan”) that provides prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. We are currently evaluating any effects the Act may have on the plan and our financial statements.

      FASB Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities, requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities and results of the activities of the VIE shall be included in the consolidated financial statements of the business enterprise. FIN 46(R) was effective for us beginning Q4 2004 as it relates to our synthetic lease structure for corporate aircraft.

      In May 2000, we began leasing aircraft through a synthetic lease structure that meets the FIN 46(R) definition of a special-purpose entity. As of February 27, 2004, the aircraft was capitalized on our balance sheet and the related obligation was recorded as debt as required by the provisions of FIN 46(R). This change increased fixed assets by $41.3 and debt by $48.0. We also recorded a $6.7 pre-tax, or $4.2 after-tax, charge as a cumulative effect of accounting change in our statement of operations. There was no cash effect from this change in accounting and we do not expect any significant impact on our reported results on an on-going basis. Three of our four debt covenants are not impacted by any additional debt recorded on the balance sheet related to this lease structure. Reported interest expense will increase beginning Q1 2005 and this will affect our fourth covenant, the interest coverage covenant, but we expect to remain in compliance. See additional information related to our covenants in Note 10 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      FIN 46(R) is effective in Q1 2005 for other types of VIEs that are not defined as special-purpose entities. We are completing our evaluation of our unconsolidated dealers where we have provided either equity or debt financing to determine whether those dealers are VIEs as defined by FIN 46(R). Based on our evaluation to date, we do not believe any of the dealers to which we provided financing will require consolidation pursuant to FIN 46(R).

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

3.	INVENTORIES

	February 27,	February 28,
Inventories	2004	2003

Finished goods	$58.3	$63.1
Work in process	29.7	27.4
Raw materials	51.7	72.9

	139.7	163.4
LIFO reserve	(25.3)	(33.6)

	$114.4	$129.8

      The portion of inventories determined by the LIFO method aggregated $46.3 and $61.6 as of February 27, 2004 and February 28, 2003, respectively. The effect of LIFO liquidations on net income was an increase of $1.9 after-tax for 2004 and was immaterial for 2003 and 2002.

4.	PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives	February 27,	February 28,
Property and Equipment	(Years)	2004	2003

Land	—	$62.0	$66.2
Buildings and improvements	10 – 50	736.1	737.2
Machinery and equipment	3 – 15	1,151.9	1,222.0
Furniture and fixtures	5 – 8	90.5	96.4
Leasehold improvements	3 – 10	68.1	62.9
Capitalized software	3 – 10	126.7	119.8
Construction in progress	—	17.3	22.9

		2,252.6	2,327.4
Accumulated depreciation and amortization		(1,538.8)	(1,553.4)

		$713.8	$774.0

      The net book value of capitalized software was $41.8 and $54.3 as of February 27, 2004 and February 28, 2003, respectively. The majority of capitalized software has an estimated useful life of 3 to 5 years. Approximately 25% of the gross value of capitalized software relates to the Company’s core enterprise resource planning system, which has an estimated useful life of 10 years.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Depreciation and amortization expense on property and equipment approximated $131.4 for 2004, $145.1 for 2003 and $148.1 for 2002.

      The estimated cost to complete construction in progress as of February 27, 2004 was $37.6 and consists of numerous equipment, facility and software projects.

      Included in Other Current Assets on our Consolidated Balance Sheets is property, plant and equipment classified as real estate held for sale, which totaled $6.2 as of February 27, 2004 and $11.3 as of February 28, 2003.

5.	NOTES RECEIVABLE

      Notes receivable includes activity related to our Financial Services subsidiary and other trade notes related to other operating segments. Our Financial Services subsidiary provides dealer financing under three distinct programs: project financing, asset-based lending and term financing. Through these programs, we provide dealers with interim financing, working capital lines of credit, financing of ownership changes and restructuring of debt.

	February 27,	February 28,
Notes Receivable	2004	2003

Notes receivable:
Project financing	$10.6	$8.2
Asset-based lending	31.2	26.9
Term financing	30.5	45.6
Other	15.8	10.7
Allowance for losses	(17.9)	(20.3)

	70.2	71.1
Current portion	51.5	47.1

Long-term portion	$18.7	$24.0

      Project financing is secured by the specific underlying dealer inventory and accounts receivable in an effort to minimize credit exposure. Our asset-based lending (“ABL”) program to dealers includes total outstanding commitments of $68.9. The amount of the commitment is further limited to a percentage of available collateral at any point in time. The availability formula is based on a percentage of accounts receivable and inventory. At year-end, the maximum commitment as limited by available collateral was approximately $49.8. These ABL commitments generally expire in one year and are reviewed periodically for renewal. During 2004, we developed a plan to exit ABL. We are working closely with each participating dealer to transition them to a local banking

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

relationship as soon as practicable. Of the 30 dealers in the program, we believe approximately half will be able to transition to a local banking relationship over the next 12 to 18 months. Term financing is generally secured by certain dealer assets and, in some cases, the common stock and personal guarantees of dealer principals.

      The terms of notes receivable related to dealer financing range from a few months for project financing to 11 years for certain term financing. The most common terms are from three to five years. Interest rates are both floating and fixed; the average interest rate on term loans was 6.6% as of February 27, 2004.

      Allowance for credit loss activity is as follows:

	February 27,	February 28,	February 22,
Allowance for Credit Losses of Notes Receivable	2004	2003	2002

Balance at beginning of year	$20.3	$28.3	$32.4
Provision for credit losses	5.9	9.1	12.0
Excess of accounts written off over recoveries	(3.7)	(17.1)	(16.1)
Other adjustments(1)	(4.6)	—	—

Balance at end of year	$17.9	$20.3	$28.3

(1)	Other adjustments relate to the consolidation of eight dealers as of February 27, 2004. See Note 2.

      Term financing related to dealer transitions is not considered an operating activity of Financial Services. A majority of the provision expense and the accounts written off in the past three years relate to restructuring of dealer transitions. Accordingly, these charges have been recorded in non-operating expense (see Note 14).

      The gross amounts of contractual maturities of notes receivable are:

Year ending February	Amount

2005	$66.4
2006	5.3
2007	7.9
2008	7.4
2009	0.1
Thereafter	1.0

$88.1

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

6.	INVESTMENT IN LEASES

      Our Financial Services segment provides furniture leasing services to customers primarily in North America, and more recently in Europe. During Q1 2004, we implemented a new strategy in which we originate leases for customers and earn an origination fee for that service. We use a third party to provide lease funding. As a result, we no longer have credit or residual risk related to those leases.

      We sold a substantial portion of our leasing portfolio as we implemented our new funding strategy. Leases with a book value of $45.5 and $289.4 were sold for proceeds of $48.8 and $302.0 during 2004 and 2003, respectively. We recorded a net gain of $3.3 in 2004 and $0.8 in 2003 after settling interest rate hedges related to these leases and transaction costs. The proceeds from these sales were primarily used to retire debt incurred to fund the leases.

	February 27,	February 28,
Investment in Leases	2004	2003

Direct financing leases:
Minimum lease payments receivable	$62.4	$137.5
Estimated residual value	22.4	25.1
Unearned revenue	(10.8)	(24.6)

Total direct financing leases	74.0	138.0

Operating leases:
Operating lease assets	16.0	31.4
Accumulated depreciation	(11.2)	(17.7)

Net operating leases	4.8	13.7

Total net investment in leases	78.8	151.7
Reserve for credit losses	(7.8)	(12.0)

	71.0	139.7
Current portion	23.9	37.8

Long-term portion	$47.1	$101.9

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Direct
	Financing	Operating
Future Minimum Lease Payments Receivable	Leases	Leases

2005	$29.2	$1.0
2006	19.8	0.5
2007	8.7	0.4
2008	4.2	0.4
2009	0.5	0.2
Thereafter	—	0.1

	$62.4	$2.6

      Approximately 27% of direct financing leases call for transfer of ownership to customers at lease-end. The original equipment cost at lease inception for leases in effect as of February 27, 2004 is $156.1 for direct financing leases and $16.0 for operating leases.

Credit Losses

      Credit loss reserves are monitored and regularly updated based on the quality of credits in the lease portfolio and our historical loss experience. In 2004, we reduced loss provisions due to run-off of our lease portfolio and strengthening of existing lease credit exposure. During 2003, certain larger customers experienced defaults or declines in credit quality. As a result, higher loss provisions were recorded in 2003 to reflect the increased risk. See discussion of concentration of credit risk in Note 16.

	February 27,	February 28,	February 22,
Reserve for Credit Losses on Net Investment in Leases	2004	2003	2002

Balance at beginning of year	$12.0	$7.1	$9.1
Provision for credit losses	(1.8)	12.7	7.9
Excess of accounts written off over recoveries	(1.8)	(5.0)	(9.9)
Adjustments related to the sales of leased assets	(0.6)	(2.8)	—

Balance at end of year	$7.8	$12.0	$7.1

Residual Values

      Direct financing lease receivables include an estimated residual value as discussed in Note 2. Most customers buy the furniture at the end of the lease term or extend their leases, although some customers return the furniture. On an overall basis, we have historically realized gains on booked residuals. However, there is

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

some risk we could experience a decline in residual results if the rate at which leasing customers return furniture were to increase, and if the prices in the used furniture market were to decline.

      Operating lease assets consist of the equipment cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the lease term to the estimated residual value, which is determined on the same basis as direct financing leases as set forth above.

	Direct
	Financing	Operating
Estimated Residual Values by Year of Lease Termination	Leases	Leases

2005	$6.1	$1.0
2006	6.8	0.8
2007	4.5	0.0
2008	2.9	0.1
2009	2.1	0.2
Thereafter	—	0.1

	$22.4	$2.2

7.	COMPANY OWNED LIFE INSURANCE

      Investments in company owned life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $241.2 as of February 27, 2004 (see Note 11). However, the assets do not represent a committed funding source. They are subject to claims from creditors and can be redesignated by us to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s credit ratings range from AA to AAA, and totaled $177.9 as of February 27, 2004 and $161.2 as of February 28, 2003.

      Investments in company owned life insurance consist of approximately $86.0 in traditional whole life policies and approximately $91.9 in variable life insurance policies. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary, the investments are not at risk to market declines in that the insurance companies guarantee a minimum dividend rate on these investments. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. As of February 27, 2004, the investments in the variable life policies were allocated 52% in fixed income securities and 48% in equity securities. The valuation of these investments is sensitive to changes in market interest rates and equity values. The annual net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in the accompanying Consolidated Statements of Income.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The net effect of these changes in 2004 resulted in a gain of approximately $15.0, recorded as 60% cost of sales and 40% operating expenses to offset the expense originally recorded. For 2003 and 2002, the net effect of these changes was immaterial.

8.     GOODWILL & OTHER INTANGIBLE ASSETS

      Goodwill is assigned to and the fair value is tested at the reporting unit level. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. We evaluated goodwill using five reporting units—North America, SDP, International, PolyVision and IDEO. PolyVision and IDEO are included in the “Other” category for operating segment reporting purposes.

      Upon adoption of SFAS No. 142 in 2003, we recorded a non-cash charge of $229.9 related to the impairment of goodwill in our International reporting unit. This charge is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Income. In calculating the impairment charge, the fair value of the International reporting unit was determined by using a combined discounted cash flow and market value approach. The decline in the fair value of our International reporting unit was primarily attributable to the decline in revenue and profitability of the unit, which is primarily the result of the industry-wide decline in office furniture revenue. This decline led to a significant reduction in our three to five year projection of operating income for the International unit.

      We evaluated goodwill during Q4 2004 and no impairment was necessary for any reporting unit.

      A summary of changes in goodwill during 2004, by business segment, is as follows:

	Goodwill

	February 28,		Dispositions &	February 27,
Business Segment	2003	Acquisitions	Adjustments	2004

North America	$41.3	$3.8	$—	$45.1
Steelcase Design Partnership	63.2	—	—	63.2
International	42.0	0.5	—	42.5
Other	63.3	—	(3.9)	59.4

Total	$209.8	$4.3	$(3.9)	$210.2

      During 2004, the Company consolidated eight dealers into its financial statements that resulted in an increase of goodwill amounting to $4.3 (see Note 2 for further discussion of these dealers). Also in 2004, we reversed $3.3 of pre-acquisition contingency reserves related to the acquisition of PolyVision against goodwill, with no impact to net income.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Had we not amortized goodwill in 2002, our reported net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

	Year Ended February 22, 2002

		Net income per
		basic and diluted
	Net income	common share

As reported	$1.0	$0.01
Add: Goodwill amortization	8.8	0.06

As adjusted	$9.8	$0.07

      As of February 27, 2004 and February 28, 2003, our other intangible assets and related accumulated amortization consisted of the following:

		February 27, 2004			February 28, 2003

	Estimated
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	9-14	$48.7	$9.3	$39.4	$48.5	$4.6	$43.9
Trademarks	5-10	32.5	21.5	11.0	32.5	17.8	14.7
Non-compete agreements	3	1.9	1.6	0.3	1.9	1.1	0.8
Other	5-7	8.8	3.6	5.2	7.1	2.5	4.6

Total		91.9	36.0	55.9	90.0	26.0	64.0

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$124.1	$36.0	$88.1	$122.2	$26.0	$96.2

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      For 2004, we recorded amortization expense of $10.0 on intangible assets subject to amortization compared to $12.3 for 2003 and $10.3 for 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2005	$10.2
2006	9.8
2007	5.8
2008	5.8
2009	5.6

      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

9.	OTHER ASSETS

	February 27,	February 28,
Other Assets	2004	2003

Equity investment in dealer transitions	$12.6	$21.2
Long-term investments	7.8	8.5
Equity investments in joint ventures	6.2	6.0
Other	9.2	23.6

	$35.8	$59.3

      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. These investments are carried at the lower of cost or estimated market value. We do not adjust our carrying value for profits and losses for certain of these dealers because the investments are structured such that we do not share in profits and losses. Where we share in profits and losses, we recognize our appropriate share of earnings and losses in Other Income (Expense), net on the Consolidated Statements of Income.

      As described in Note 18, the nature of the company’s control regarding eight dealer transitions changed to one of participative control in February, 2004. Accordingly, we have consolidated the balance sheets of these dealers as of February 27, 2004. The results of operations of these dealers will be included in our consolidated results beginning in Q1 2005.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Long-term investments primarily include privately held equity securities and are carried at the lower of cost or estimated fair value.

      Equity investments in joint ventures are comprised of joint ventures in the United States, Saudi Arabia and Japan. Equity investments in joint ventures also include a minority interest in a joint venture involved in construction activities. In addition to our investment, we periodically are party to performance bonds related to the construction activities. See Note 16 for further information related to performance bonds and guarantees. Net income from joint ventures was $2.2 for 2004, $2.7 for 2003 and $3.3 for 2002 and is included with Other Income (Expense), net on the Consolidated Statements of Income.

10.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

		Fiscal Year	February 27,	February 28,
Debt Obligations	Interest Rates Range	Maturity Range	2004	2003

U.S. dollar obligations:
Senior notes (1)	6.375%	2007	$249.3	$249.0
Notes payable (2)	5.96%-8.21%	2005-2007	76.0	37.9
Revolving credit facilities (3)	—	—	—	—
Capitalized lease obligations	7.50%-8.00%	2005-2009	0.3	0.8

			325.6	287.7

Foreign currency obligations:
Notes payable (2)	6.18%-7.30%	2005-2009	16.3	24.5
Revolving credit facilities (3)	2.69%-4.78%	2005	8.6	8.2
Capitalized lease obligations	2.92%-3.19%	2005-2007	3.5	3.8

			28.4	36.5

Total short-term borrowings and long-term debt			354.0	324.2
Short-term borrowings and current portion of long-term debt			34.4	30.0

Long-term debt			$319.6	$294.2

(1)	The senior notes, due in November 2006, are unsecured unsubordinated obligations and rank equally with all of our other unsecured unsubordinated indebtedness. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

basis at the treasury rate plus 35 basis points, plus, in both cases, accrued and unpaid interest. The original notes were priced at 99.48% of par. The discount is being amortized on a straight-line basis over the term of the senior notes.

(2)	Notes payable represents amounts payable to various banks and other creditors, a portion of which is collateralized by the underlying assets.

In May 2000, we began leasing aircraft through a synthetic lease structure that meets the FIN 46(R) definition of a special-purpose entity. As of February 27, 2004, the aircraft was capitalized on our balance sheet and the related obligation of $48.0 was recorded as debt as required by the provisions of FIN 46(R). This debt is secured by the aircraft and matures in May 2005.

Certain agreements contain financial covenants that include, among others, a minimum net worth, a minimum interest coverage ratio and a minimum debt ratio. As of February 27, 2004, we were in compliance with all covenants under these facilities.

Approximately $10.7 of notes payable as of February 27, 2004 and $15.0 of notes payable as of February 28, 2003 are collateralized by lease receivables.

(3)	During Q2 2004, we finalized a new $250 million 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. As of February 27, 2004, we had no borrowings against this facility. This facility replaced our $200 million 3-year global committed bank facility and our $200 million 364-day global committed bank facility, neither of which had borrowings against them at February 28, 2003. The Company may, at its option, and subject to certain conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. This facility requires us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset coverage ratio covenant. As of February 27, 2004, we were in compliance with all covenants under this facility.

Additionally, we have entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $35.0 of U.S. dollar obligations and $95.3 of foreign currency obligations as of February 27, 2004. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, and subject

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

to certain conditions may be renewed annually. Borrowings on these facilities as of February 27, 2004 were $8.6 and as of February 28, 2003 were $8.2.

Annual Maturities of Short-Term Borrowings and Long-Term Debt

Year Ending February	Amount

2005	$34.4
2006	62.0
2007	256.2
2008	1.3
2009	0.1

$354.0

      Total cash paid for interest on short-term borrowings and long-term debt amounted to $20.8 for 2004, $26.2 for 2003 and $31.9 for 2002.

11.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 27,	February 28,
Employee Benefit Plan Obligations	2004	2003

Defined contribution retirement plans	$15.3	$17.5
Post-retirement medical benefits	191.4	190.9
Defined benefit pension plans	37.4	36.1
Deferred compensation plan and agreements	30.8	32.9

	274.9	277.4
Current portion	33.9	39.6

Long-term portion	$241.0	$237.8

Defined Contribution Retirement Plans

      Substantially all United States employees are covered under defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust, which is held for the sole benefit of participants. The Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Compensation Committee at the end of each fiscal year. As of February 27, 2004, the Company-funded portion of the trust had net assets of approximately $1.1 billion.

      Contributions for similar subsidiary plans are discretionary and declared by management. Total expense under all defined contribution retirement plans was $18.7 for 2004, $19.1 for 2003 and $24.8 for 2002. We expect to contribute approximately $15.3 to our defined contribution plans in 2005.

Post-retirement Medical Benefits

      Certain of our subsidiaries have unfunded post-retirement benefit plans that provide medical and life insurance benefits to retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. These plans are unfunded, but we have purchased company owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other obligations (see Note 7). However, likely over the next several years annual inflows to the policies will not be sufficient to meet annual outflows for the benefit plans. The difference would represent a use of cash.

      During 2003, we adopted plan amendments limiting certain benefits. These plan amendments resulted in the establishment of a deferred actuarial gain that was to be amortized over the remaining service life of the affected plan participants. Due to the significant workforce reductions in 2004 and 2003, curtailment accounting rules were triggered and we recognized plan curtailment gains of $3.8 and $16.4, respectively.

Defined Benefit Pension Plans

      Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management or highly compensated employees. The funded status of our defined benefit pension plans is as follows:

	February 27, 2004			February 28, 2003

	Qualified Plans		Unqualified	Qualified Plans		Unqualified

			Supplemental			Supplemental
	Domestic	Foreign	Retirement Plan	Domestic	Foreign	Retirement Plan

Plan assets	$11.4	$31.9	$—	$11.3	$25.3	$—
Projected benefit plan obligations	11.9	48.5	22.1	13.4	41.2	17.9

Funded status	$(0.5)	$(16.6)	$(22.1)	$(2.1)	$(15.9)	$(17.9)

Accrued benefit plan obligations	$0.9	$17.5	$19.0	$2.1	$16.5	$17.5

Accumulated benefit obligation	$11.9	$45.6	$18.8	$13.4	$37.1	$15.3

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Summary Disclosures for Defined Benefit and Post-retirement Plans

      The following tables summarize the required disclosures related to our defined benefit pension and post-retirement plans. We used a measurement date of December 31, 2003 for our foreign pension plans, and February 27, 2004 for our domestic pension plans, non-qualified supplemental retirement plans and foreign and domestic post-retirement plans.

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded	February 27,	February 28,	February 27,	February 28,
Status	2004	2003	2004	2003

Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$72.5	$68.3	$234.0	$271.5
Service cost	2.2	2.4	4.3	4.5
Interest cost	4.3	4.3	14.5	15.3
Amendments	—	1.9	(13.4)	(57.2)
Net actuarial loss	4.5	2.2	9.6	25.6
Plan participants’ contributions	0.1	0.1	4.3	5.7
Currency changes	6.5	4.7	0.4	0.3
Adjustment due to plan curtailment	—	(3.8)	(5.9)	(10.2)
Adjustment due to plan settlement	(1.4)	(1.2)	—	—
Benefits paid	(7.1)	(5.8)	(17.0)	(21.5)
Other adjustments	0.9	(0.6)	—	—

Projected benefit plan obligations, end of year	82.5	72.5	230.8	234.0

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded	February 27,	February 28,	February 27,	February 28,
Status	2004	2003	2004	2003

Change in plan assets:
Fair value of plan assets, beginning of year	36.6	38.5	—	—
Actual return on plan assets	5.2	(3.6)	—	—
Employer contributions	4.8	8.1	12.7	15.8
Plan participants’ contributions	—	0.1	4.3	5.7
Currency changes	4.0	2.5	—	—
Adjustment due to plan settlement	—	(3.1)	—	—
Benefits paid	(7.1)	(5.8)	(17.0)	(21.5)
Other adjustments	(0.2)	(0.1)	—	—

Fair value of plan assets, end of year	43.3	36.6	—	—

Funded status	(39.2)	(35.9)	(230.8)	(234.0)
Unrecognized prior service cost (gain)	1.0	1.0	(43.0)	(38.2)
Unrecognized net actuarial loss	13.2	11.4	82.4	81.3

Net amount recognized	$(25.0)	$(23.5)	$(191.4)	$(190.9)

Amounts recognized in the consolidated balance sheets:
Accrued benefit plan obligations	$(37.4)	$(36.1)	$(191.4)	$(190.9)
Prepaid pension costs	5.0	5.3	—	—
Intangible assets	0.3	0.8	—	—
Accumulated other comprehensive income	7.1	6.5	—	—

Net amount recognized	$(25.0)	$(23.5)	$(191.4)	$(190.9)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended

	Pension Plans

Components of Expense and
Weighted-Average	February 27,	February 28,	February 22,
Assumptions	2004	2003	2002

Components of expense:
Service cost	$2.2	$2.4	$3.3
Interest cost	4.3	4.3	4.2
Amortization of prior year service cost (gain)	0.7	1.5	0.3
Expected return on plan assets	(2.6)	(3.0)	(2.8)
Adjustment due to plan curtailment	0.1	1.3	—
Adjustment due to plan settlement	(0.3)	1.3	—
Amortization of transition obligation	—	—	—
Amortization of unrecognized net actuarial loss	0.3	0.3	—

Net expense	$4.7	$8.1	$5.0

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.75%
Expected return on plan assets	7.25%	7.65%	7.75%
Rate of salary progression	3.00%	3.90%	4.25%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended

	Post-retirement Plans

Components of Expense and
Weighted-Average	February 27,	February 28,	February 22,
Assumptions	2004	2003	2002

Components of expense:
Service cost	$4.3	$4.5	$6.2
Interest cost	14.5	15.3	17.6
Amortization of prior year service cost (gain)	(3.9)	(5.2)	(0.2)
Expected return on plan assets	—	—	—
Adjustment due to plan curtailment	(3.8)	(16.4)	—
Adjustment due to plan settlement	—	—	—
Amortization of transition obligation	—	—	0.2
Amortization of unrecognized net actuarial loss	3.7	2.9	1.8

Net expense	$14.8	$1.1	$25.6

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.10%	6.50%	7.25%
Expected return on plan assets	—	—	—
Rate of salary progression	—	4.50%	4.50%

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended

	Pension Plans

Components of Expense and
Weighted-Average	February 27,	February 28,	February 22,
Assumptions	2004	2003	2002

Weighted-average assumptions used to determine net periodic benefit cost (1):
Discount rate	5.75%	n/a	n/a
Expected return on plan assets	7.25%	n/a	n/a
Rate of salary progression	3.75%	n/a	n/a

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended

	Post-retirement Plans

Components of Expense and
Weighted-Average	February 27,	February 28,	February 22,
Assumptions	2004	2003	2002

Weighted-average assumptions used to determine net periodic benefit cost (1):
Discount rate	6.41%	n/a	n/a
Expected return on plan assets	—	n/a	n/a
Rate of salary progression	4.50%	n/a	n/a

(1)	The weighted-average assumptions used to determined net periodic benefit cost are not available as of February 28, 2003 or February 22, 2002.

      In evaluating the expected return on plan assets, we have considered the expected long-term rate of return on plan assets, an analysis of current market conditions and the views of leading financial advisors and economists.

      The assumed health care cost trend was 11.0% as of February 27, 2004, gradually declining to 4.5% in 2012 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
	point increase	point decrease

Effect on total of service and interest cost components	$0.9	$(0.8)
Effect on post-retirement benefit obligation	$13.2	$(12.1)

      Our pension plans weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 27, 2004 are in the following table. The target allocations are established by the investment committees of each plan. The targets are established in an effort to provide a return corresponding with the underlying risk of the investments. We have one domestic and one foreign pension plan, which are frozen. The target allocations in these plans reflect a shift from equity securities to less risky

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

investments to better match the projected benefit payouts. The actual allocation percentages will reflect this shift in strategy over time.

	February 27, 2004

	Actual	Target
Asset Category	Allocations(2)	Allocations

Equity securities	53%	45%
Debt securities	20	25
Real estate	2	2
Other(1)	25	28

Total	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.
(2)	The weighted-average investment allocation strategy by asset category is not available as of February 28, 2003.

      We expect to contribute approximately $4.2 to our pension plans and $8.8 to our post-retirement plans in 2005. Our estimated future benefit payments under our pension and post-retirement plans are as follows:

		Post-retirement
Year Ending February	Pension Plans	Plans

2005	$5.8	$11.7
2006	5.8	12.1
2007	6.1	12.4
2008	5.1	13.3
2009	4.8	14.1
2010-2014	23.6	83.0

Deferred Compensation Plan and Agreements

      We also have deferred compensation obligations to certain employees in return for agreeing not to receive part of their compensation for a period of three to five years. This deferred compensation liability is unfunded, but we have purchased company owned life insurance policies, with the intention of utilizing them as a future funding source for the deferred compensation obligation and other obligations (see further discussion in Note 7). Deferred compensation expense approximated $5.2 for 2004, $4.7 for 2003 and $5.2 for 2002.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

      Our stock incentive plans include the Steelcase Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”), which includes the issuance of restricted shares and stock options.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Stock Purchase Plan

      We reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Stock Purchase Plan, each eligible employee, as of the start of any purchase period, is granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Stock Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 27, 2004, 454,721 shares remain available for purchase under the Stock Purchase Plan. The Board may at any time amend or terminate the Stock Purchase Plan.

Incentive Compensation Plan

      The Compensation Committee or its designee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine:

•	persons to whom awards under the Incentive Compensation Plan will be made;

•	exercise price;

•	vesting;

•	size and type of such awards; and

•	specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to awards.

      Awards may be made to our employees and non-employee directors or others as designated by the Compensation Committee. A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock (as discussed below), performance shares, performance units, cash-based awards, phantom shares and other share-based awards as the Compensation Committee may determine. Awards under the Incentive Compensation Plan vest over a period of three to five years. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      In the event of a “change of control”, as defined in the Incentive Compensation Plan,

•	all outstanding options and SARs granted under the Incentive Compensation Plan will become immediately exercisable and remain exercisable throughout their entire term;

•	any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of awards denominated in shares of Class A Common Stock, and in cash, in the case of awards denominated in cash, with the remainder of such award being canceled for no value; and

•	all restrictions imposed on restricted stock that are not performance-based shall lapse.

Restricted Stock

      Under the Steelcase Inc. Incentive Compensation Plan, the Compensation Committee of the Board of Directors approved and granted 220,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) during 2004 to key employees. These restricted stock shares and RSUs vest in three years and will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. During 2004, 1,400 restricted shares were forfeited. The aggregate market value of the restricted stock shares at the date of issuance of $2.1 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the current market value of the shares to be granted.

Stock Options

      Since inception of the Incentive Compensation Plan in 1998, we have reserved for issuance 21,000,000 shares of Class A Common Stock (see further discussion of stock-based compensation in Note 2). We also issued an Employee Stock Grant in 1998, of 149,540 shares of Class A Common Stock, to certain of our employees.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Information relating to our stock options, which pursuant to APB Opinion No. 25 did not result in any compensation expense recognized by us, is as follows:

	Number of	Weighted Average Option
Unexercised Options Outstanding	Shares	Price Per Share

February 23, 2001	5,968,317	$18.66
Options granted	2,798,803	$12.90
Options exercised	(44,982)	$11.02
Options forfeited	(206,163)	$15.74

February 22, 2002	8,515,975	$16.87
Options granted	3,754,576	$16.12
Options exercised	(321,528)	$11.91
Options forfeited	(1,001,390)	$16.91

February 23, 2003	10,947,633	$16.76
Options granted	—	$—
Options exercised	(146,860)	$10.91
Options forfeited	(558,998)	$20.12

February 27, 2004	10,241,775	$16.66

Exercisable options:
February 22, 2002	3,315,401	$20.64
February 28, 2003	5,389,038	$18.95
February 27, 2004	7,297,914	$17.22

	Stock Option Information
	February 27, 2004

	Outstanding Options			Exercisable Options

		Weighted-Average	Weighted-		Weighted-
Range of		Remaining Contractual	Average		Average
Exercise Prices	Options	Term (Years)	Exercise Price	Options	Exercise Price

$10.50 to $15.30	5,060,078	6.1	$12.35	4,161,271	$12.30
$16.03 to $17.31	3,207,847	7.9	$16.45	1,162,793	$16.50
$28.00 to $36.50	1,973,850	3.8	$28.04	1,973,850	$28.04

$10.50 to $36.50	10,241,775	6.2	$16.66	7,297,914	$17.22

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The price per share of options outstanding ranged from $10.50 to $36.50 as of February 27, 2004, February 28, 2003 and February 22, 2002. As of February 27, 2004, there were 9,818,686 shares available for future issuances under our Incentive Compensation Plan.

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model.

	Year Ended

	February 27,	February 28,	February 22,
Weighted Average Assumptions for Option Grants	2004	2003	2002

Risk-free interest rate	n/a	4.3%	4.5%
Dividend yield	n/a	2.7%	1.7%
Volatility	n/a	37.9%	40.5%
Average expected term (years)	n/a	4.0	4.0
Fair value per share of options granted	n/a	$4.49	$4.24

14.	OTHER INCOME, NET

	Year Ended

	February 27,	February 28,	February 22,
Other Income, net	2004	2003	2002

Interest income	$3.1	$3.8	$8.3
Loss on dealer transitions	(8.7)	(8.3)	(11.0)
Gain on disposal of property and equipment	9.8	16.4	3.7
Miscellaneous, net	(4.2)	4.5	(0.3)

	$—	$16.4	$0.7

      Losses on dealer transitions relate to uncollectible funds loaned to or invested in dealers to finance ownership changes and are classified as non-operating. These losses do not include write-offs of receivables that have arisen as a result of product sales. Charges for write-offs associated with trade receivables from these affiliates are recorded as operating expenses.

      The majority of the loss recorded in 2004 related to an International dealer transition. During Q2 2004, we assumed control of the dealership and reduced the carrying value of our investment in the dealer to the net book value of the dealer’s underlying tangible assets, which approximated its fair value. After assuming control of the dealer, its financial statements were included in our consolidated financial statements. During 2003, we recognized losses on dealer transitions primarily related to two International dealers that were significantly

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

affected by the office furniture recession in their markets. During 2002, we recognized losses on dealer transitions primarily related to a North America dealer whose operating results deteriorated due to a significant decline in business activity in its local market and several other performance issues. As a result, this dealer was restructured and ownership was transitioned to new dealer principals.

      During 2004, the gain on disposal of property and equipment primarily related to excess real estate in our International segment which was sold for net cash proceeds of $11.5 and a pre-tax non-operating gain of $7.0. The gain in 2003 primarily related to the sale of our Tustin, California manufacturing facility and write-off of related equipment following the relocation of the operations to a smaller, more efficient facility. We received net proceeds of $35.7 and recorded a net gain of $15.1.

15.	INCOME TAXES

Provision (Benefit) for Income Taxes

      The provision (benefit) for income taxes on income from continuing operations consists of:

	Year Ended

	February 27,	February 28,	February 22,
Provision (Benefit) for Income Taxes	2004	2003	2002

Current income taxes:
Federal	$(26.6)	$6.5	$0.5
State and local	(2.1)	0.4	1.4
Foreign	13.1	12.3	10.8

	(15.6)	19.2	12.7

Deferred income taxes:
Federal	(9.2)	(22.0)	10.5
State and local	(3.0)	0.4	0.1
Foreign	(22.8)	(22.3)	(26.5)

	(35.0)	(43.9)	(15.9)

	$(50.6)	$(24.7)	$(3.2)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      The total income tax benefit we recognized is reconciled to that computed under the federal statutory tax rate of 35% as follows:

	Year Ended

	February 27,	February 28,	February 22,
Income Tax Benefit Reconciliation	2004	2003	2002

Tax benefit at federal statutory rate	$(32.2)	$(23.2)	$(2.2)
State and local income taxes, net of federal tax	(2.7)	0.3	0.3
Corporate owned life insurance	(5.3)	—	—
Research and experimentation credit	(2.5)	(1.5)	(1.8)
Net tax (benefit) relating to foreign operations, less applicable foreign tax credit, net of valuation allowance on foreign losses	2.6	(1.8)	(0.9)
Charitable contributions	(0.6)	—	(1.1)
Adjustment to tax reserves(1)	(5.3)	2.0	(1.4)
Other	(4.6)	(0.5)	3.9

Total income tax benefit recognized	$(50.6)	$(24.7)	$(3.2)

(1)	Based on the results of a recently completed IRS tax audit for years ended 1999, 2000 and 2001, in 2004 we recorded a net adjustment of $5.3 reversing reserves that were no longer necessary related to the years that were audited. As of February 27, 2004, we feel the level of remaining reserves appropriately reflects our probable income tax exposures for years subsequent to 2001. The change in tax reserves for 2003 and 2002 represented adjustments to the reserves to better reflect our estimates of potential audit exposure.

Deferred Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between tax bases of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

each of the jurisdictions in which the Company has operations. The significant components of deferred income taxes are as follows:

	February 27,	February 28,
Deferred Income Taxes	2004	2003

Deferred income tax assets:
Employee benefit plan obligations	$113.9	$111.4
Reserves and allowances	54.0	57.8
Foreign and domestic operating losses, net of valuation allowances of $21.4 and $12.0	81.6	55.1
Tax credit carryforwards, net of valuation allowances of $4.8 and $—	22.8	10.0
Other	(0.5)	1.9

Total deferred income tax assets	271.8	236.2

Deferred income tax liabilities:
Property and equipment	(57.0)	(52.2)
Intangible assets	(0.3)	(5.0)
Net investment in leases	(3.3)	(2.7)

Total deferred income tax liabilities	(60.6)	(59.9)

Net deferred income tax assets	211.2	176.3
Current portion	98.8	102.8

Non-current portion	$112.4	$73.5

      The total amount of undistributed earnings of foreign subsidiaries, which are deemed to be permanently invested, amounted to $74.4 as of February 27, 2004. No provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us because it is not practicable to estimate the amount of those taxes. Subject to certain limitations, withholding taxes on foreign dividends would be available for use as credit against the United States tax liability.

Operating Loss and Tax Credit Carryforwards

      As of February 27, 2004, we had $265.9 of foreign and domestic operating loss carryforwards and $27.6 of tax credit carryforwards. Future tax benefits for operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

that a benefit of $104.4 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. The operating loss and tax credit carryforwards expire as follows:

	Operating Loss	Operating Loss
	Carryforwards	Carryforwards	Tax Credit
Year Ending February	(gross)	(tax effected)	Carryforwards

2005	$1.1	$0.4	$—
2006	2.7	0.9	—
2007	0.3	0.1	18.8
2008	3.8	1.3	1.3
2009-2021	113.2	51.7	5.9
No expiration	144.8	48.6	1.6

	$265.9	103.0	27.6

Valuation allowance	n/a	(21.4)	(4.8)

Net benefit	n/a	$81.6	$22.8

16.	FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Financial Instruments

      Financial instruments, which potentially subject us to concentrations of investment and credit risk, primarily consist of cash and equivalents, investments, accounts and notes receivable, direct finance lease receivables, company owned life insurance policies, accounts payable and short-term borrowings and long-term debt. We place our cash and equivalents with high-quality financial institutions and invest in high-quality securities and commercial paper. By investment policy, we limit our exposure to any one financial institution or debtor.

      We use derivative financial instruments, principally forward contracts and swaps and interest rate swaps and caps, primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

      In some circumstances, interest rate swap contracts are used to adjust debt that is subject to variable interest rates to the amount of underlying assets also subject to variable interest rates. Certain contracts are designated as hedges against possible changes in the amount of future cash flows associated with interest

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

payments of the existing variable-rate obligations. See Note 2 for more information regarding interest rate swaps and caps. The net effect on our operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates.

      Information regarding our interest rate swaps is summarized below.

	February 27, 2004			February 28, 2003

	Fair Value	Notional		Fair Value	Notional
Interest Rate Swaps	of Liability	Amount	Interest Rates	of Liability	Amount	Interest Rates

Cash flow hedges	$3.7	$56.0	6.2%-6.6%	$5.5	$59.3	6.2%-6.6%

      The notional amounts shown above do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

      Foreign exchange contracts are primarily used to hedge the risk that unremitted or future revenue owed to us for the sale or anticipated sale, and the risk that future payments by us for the purchase or anticipated purchase of products abroad, may be adversely affected by changes in foreign currency exchange rates. As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we hedge net estimated foreign currency exposures that principally relate to cash flows to be remitted to or paid by International segment operations over the ensuing twelve-month period. To hedge this exposure, we use foreign exchange contracts that have maturities ranging from one to twelve months, which are renewed or adjusted within the year to provide continuing coverage throughout the year. The fair value and notional amounts of foreign exchange contracts were immaterial as of February 27, 2004 and February 28, 2003.

      We recognized a pre-tax loss of $7.7 related to the settlement of certain swap agreements in connection with the sale of leased assets in 2003 (see Note 6).

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Other comprehensive income (loss) related to derivatives consisted of the following components:

	Year Ended

	February 27,	February 28,	February 22,
Derivative Adjustments, net of tax	2004	2003	2002

Cumulative effect of accounting change (SFAS No. 133)	$—	$—	$(5.1)
Change in fair value of derivative instruments	(1.3)	(3.5)	(9.0)
Adjustment due to swap settlement	—	4.9	—
Settlement to interest expense	1.9	3.3	6.1

Derivative adjustments, net of tax	$0.6	$4.7	$(8.0)

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

      We also have net investments in lease assets related to furniture leases originated and funded by the Financial Services segment. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Our 10 largest lease customers make up $47.0 of gross lease receivables at the end of 2004. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

Lease Commitments

      We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2020. During the normal course of business, we have entered into several sale-leaseback arrangements for certain equipment and facilities. In accordance with GAAP, these leases are

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

accounted for as operating leases and any gains from the sale of the original properties were recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other Long-term Liabilities, and amounted to $27.2 as of February 27, 2004 and $29.8 as of February 28, 2003.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases

Year Ending February	Amount

2005	$49.5
2006	43.0
2007	33.7
2008	25.6
2009	22.2
Thereafter	110.3

$284.3

      Rent expense under all operating leases was $56.3 for 2004, $57.4 for 2003 and $55.4 for 2002.

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.7 are recorded as of February 27, 2004 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002, in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.

      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to three years. Approximately $60.0 in performance bonds relate to a construction project that is completed and being used as intended, however, we have not received final approval from the customer. We estimate that our actual exposure from these performance bonds is less than $1.0.

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of February 27, 2004, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.9 are recorded as of February 27, 2004 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	February 27,	February 28,
	2004	2003

Performance bonds— joint ventures	$65.5	$53.6
Performance bonds— dealers	5.4	10.8
Guarantees with dealers and joint ventures	19.3	25.7
Guarantees— other	4.2	1.5

Total	$94.4	$91.6

Contingencies

      We depend on our independent dealers to represent us to customers in individual geographic markets, which can be defined as a country, region, or major metropolitan area. We believe this network of independent dealers is a significant source of competitive advantage. There are some geographic markets where we are represented by a single dealer, or where business is highly concentrated in a single dealer. In those situations, the loss of the dealer could negatively affect our ability to maintain market share and compete for new business in that market while a new dealer is established. There are other situations where an individual dealer principal, partnership or corporation may own multiple dealerships in various markets. Therefore, we have, in the past, sometimes elected to make debt and equity investments or guarantees to facilitate ownership transitions to avoid a disruption in the operation of the dealership. We have also, in the past, sometimes elected to assume, provide or guarantee credit for dealerships and dealer owners experiencing economic difficulty. All such contractual obligations, guarantees and contingencies are disclosed in the financial statements and notes. However, it is possible that we may have additional non-contractual contingent exposures related to our dependence on individual dealers in key markets and certain dealer owners, as described above. It is not practicable to estimate this exposure.

      We are continuing actions to implement the Steelcase Production System, which involves consolidation of plants, relocation of products between plants, new processes, and adoption of new supply chain strategies.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

      We have several discretionary incentive compensation plans that cover the majority of our employees. These plans are based on factors such as Economic Value Added and other financial profitability and performance measures. Annual bonuses are payable after the end of the fiscal year and therefore, are included in accrued Employee Compensation expense in the accompanying Consolidated Balance Sheets.

Litigation

      We are involved in litigation from time to time in the ordinary course of business. Based on known information, management believes we are not currently a party to any material litigation.

17.	OPERATING SEGMENTS

      We operate under three reportable segments: North America, SDP and International plus an “Other” category.

      The North America segment consists of manufacturing and sales operations in the United States and Canada. This segment includes 16 manufacturing facilities, approximately 8,000 employees and serves customers through a network of over 330 dealer locations.

      The SDP includes the following companies and their brands: Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta. These companies operate autonomously and report to the president of the SDP. They focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace. The SDP segment has

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

approximately 1,200 employees and distributes its products through many of the same dealers as the North America segment.

      The International segment includes all sales and manufacturing operations of the Steelcase and Werndl brands outside the United States and Canada. Today, the International segment includes 12 manufacturing facilities located in 8 countries, over 3,500 employees and serves customers through a network of approximately 570 dealer locations.

      The Other category includes Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers. PolyVision Corporation, acquired during 2002, designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO Inc. provides product design and innovation services. Approximately 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.

      We evaluate performance and allocate resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      During 2004, we sold substantially all of the net assets of our marine hardware and accessories business, Attwood Corporation. The operating results of this business, formerly included within the Other category, have been segregated and reported as discontinued operations for all periods presented.

	North
Operating Segment Data	America	SDP	International	Other	Consolidated

Fiscal 2004
Revenue	$1,280.4	$275.6	$539.2	$250.4	$2,345.6
Operating income (loss)	(46.9)	12.8	(27.5)	(11.9)	(73.5)
Total assets	1,130.5	137.1	454.5	628.3	2,350.4
Capital expenditures	18.2	4.4	16.4	4.0	43.0
Depreciation & amortization	93.6	8.5	27.6	11.7	141.4
Fiscal 2003
Revenue	$1,497.9	$291.2	$485.9	$254.9	$2,529.9
Operating income (loss)	(19.1)	14.5	(27.1)	(29.4)	(61.1)
Total assets	1,074.3	152.6	445.3	678.4	2,350.6
Capital expenditures	45.1	9.6	15.7	6.1	76.5
Depreciation & amortization	107.3	8.7	26.9	14.1	157.0
Fiscal 2002
Revenue	$1,930.0	$330.5	$596.9	$180.9	$3,038.3
Operating income (loss)	51.6	23.7	(35.1)	(25.7)	14.5
Total assets	1,194.4	173.1	668.9	931.1	2,967.5
Capital expenditures	60.1	19.3	29.4	14.2	123.0
Depreciation & amortization	118.6	8.0	36.9	8.9	172.4

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Reportable geographic information is as follows:

	Year Ended

	February 27,	February 28,	February 22,
Reportable Geographic Data	2004	2003	2002

Revenue:
United States	$1,690.4	$1,933.9	$2,331.3
Foreign locations	655.2	596.0	707.0

Total	$2,345.6	$2,529.9	$3,038.3

Long-lived Assets:
United States	$952.5	$1,011.7	$1,145.1
Foreign locations	252.1	259.0	486.6

Total	$1,204.6	$1,270.7	$1,631.7

      Revenue is attributable to countries based on the location of the customer.

18.	ACQUISITIONS & DIVESTITURES

PolyVision

      On November 14, 2001, we acquired 100% of PolyVision Corporation for approximately $182.3. The purchase price included approximately $72.9 of cost of equity, $103.2 in assumed debt and $6.2 of transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, their results of operations after November 14, 2001 have been consolidated with ours. Goodwill and intangible assets acquired in the transaction amounted to $141.9.

Custom Cable

      Effective July 31, 2001, we acquired 100% of Custom Cable Industries, a designer of data and voice cabling and fabricator of data and telecommunication network cable assemblies for $21.5. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after July 31, 2001 have been consolidated within our North America segment. Intangible assets acquired in the transaction amounted to $14.7.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Steelcase Artwright Manufacturing

      Effective February 7, 2002, we acquired a 75% equity interest in Steelcase Artwright Manufacturing SDN BHD, a joint venture with Artwright Holdings Berhad, a leading office furniture company in Southeast Asia. The joint venture manufactures furniture for office environments primarily in Southeast Asia. The transaction was accounted for under the purchase method of accounting. Accordingly, their results of operations after February 7, 2002 have been consolidated with ours. The transaction was completed for $13.1 in cash, and resulted in intangible assets of $6.3 being recorded. Additionally, as part of our joint venture agreement, we loaned our joint venture partner $4.4 for a term of five years at a 6.375% interest rate. The Note is secured by the underlying common stock of our joint venture partner.

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

	Year Ended

	February 27,	February 28,	February 22,
Discontinued Operations	2004	2003	2002

Revenue	$31.2	$57.0	$51.2
Income before income taxes	$4.0	$7.3	$4.8
Net income	$2.4	$4.7	$3.1

19.     RESTRUCTURING CHARGES

      During 2004, we continued efforts to reduce our cost structure by restructuring certain areas of our business. Restructuring activities include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain businesses. Costs associated with these activities include,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

but are not limited to, severance, asset impairments and lease impairments. Restructuring costs are summarized in the following table:

	February 27,	February 28,	February 22,
Restructuring Charges	2004	2003	2002

Cost of sales:
North America	$21.6	$9.2	$19.0
Steelcase Design Partnership	0.2	—	—
International	20.5	6.7	10.8
Other	—	0.6	—

	42.3	16.5	29.8

Operating expenses:
North America	5.4	26.2	10.7
Steelcase Design Partnership	0.9	1.4	1.2
International	1.4	7.1	7.7
Other	3.5	10.0	0.9

	11.2	44.7	20.5

Totals	$53.5	$61.2	$50.3

      Below is a summary of the charges and payments during 2003 and 2004 that have been applied against the reserve as of February 27, 2004.

	Workforce
Restructuring Reserve	Reductions	Other Costs	Total

Reserve balance as of February 22, 2002	$18.8	$2.9	$21.7
Additions	48.3	12.9	61.2
Payments and adjustments	(55.9)	(8.6)	(64.5)

Reserve balance as of February 28, 2003	11.2	7.2	18.4
Additions	28.4	25.1	53.5
Payments and adjustments	(27.4)	(22.4)	(49.8)

Reserve balance as of February 27, 2004	$12.2	$9.9	$22.1

      During 2002, we reserved for approximately 1,300 identified salaried workforce reductions, all of which occurred as of February 28, 2003. During 2003, our restructuring for workforce reductions related to 1,425 positions, all of which occurred as of February 27, 2004. During 2004, our restructuring for workforce reductions

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

related to 1,537 positions, of which 716 occurred as of February 27, 2004. The remaining terminations are expected to take place in 2005.

20.     UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total

2004
Revenue	$555.6	$612.1	$614.5	$563.4	$2,345.6
Gross profit	146.3	167.7	166.7	134.6	615.3
Operating income (loss)	(25.3)	(1.8)	(6.0)	(40.4)	(73.5)
Loss from continuing operations	(14.8)	(3.2)	(9.5)	(13.9)	(41.4)
Discontinued operations, net	1.4	21.3	—	(0.3)	22.4
Cumulative effect of accounting change	—	—	—	(4.2)	(4.2)
Net income (loss)	(13.4)	18.1	(9.5)	(18.4)	(23.2)
Earnings (loss) per share (basic and diluted) from continuing operations	(0.10)	(0.02)	(0.06)	(0.10)	(0.28)
Earnings per share from discontinued operations	0.01	0.14	—	—	0.15
Cumulative effect of accounting change per share	—	—	—	(0.03)	(0.03)
Earnings (loss) per share (basic and diluted)	(0.09)	0.12	(0.06)	(0.13)	(0.16)

2003
Revenue	$626.3	$644.2	$635.6	$623.8	$2,529.9
Gross profit	176.4	190.9	172.6	188.2	728.1
Operating income (loss)	(17.1)	(12.8)	(36.3)	5.1	(61.1)
Income (loss) from continuing operations	(16.9)	(8.5)	(31.8)	16.3	(40.9)
Discontinued operations, net	1.5	1.2	0.7	1.3	4.7
Cumulative effect of accounting change	(229.9)	—	—	—	(229.9)
Net income (loss)	(245.3)	(7.3)	(31.1)	17.6	(266.1)
Earnings (loss) per share (basic and diluted) from continuing operations	(0.11)	(0.06)	(0.22)	0.11	(0.28)
Earnings per share from discontinued operations	0.01	0.01	0.01	0.01	0.04
Cumulative effect of accounting change per share	(1.56)	—	—	—	(1.56)
Earnings (loss) per share (basic and diluted)	(1.66)	(0.05)	(0.21)	0.12	(1.80)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

      Following is a summary of the pre-tax restructuring and other selected charges (gains) included in our quarterly results above:

	First	Second	Third	Fourth
Quarterly Restructuring and Other Items	Quarter	Quarter	Quarter	Quarter	Total

2004
Restructuring charges:
Workforce reductions	$9.7	$0.2	$1.2	$17.3	$28.4
Other costs	5.2	7.2	5.5	7.2	25.1

	14.9	7.4	6.7	24.5	53.5

Other selected charges (gains):
(Gain) loss on sale of leased assets	(2.8)	—	—	(0.4)	(3.2)
(Gain) loss on sale of real estate	(3.1)	(7.0)	—	—	(10.1)
Lease impairments	—	—	2.4	—	2.4
Post-retirement curtailment gain	—	—	—	(3.7)	(3.7)
Other	—	6.1	—	0.4	6.5

	(5.9)	(0.9)	2.4	(3.7)	(8.1)

Total restructuring and other selected charges (gains)	$9.0	$6.5	$9.1	$20.8	$45.4

2003
Restructuring charges:
Workforce reductions	$5.9	$5.2	$26.7	$10.5	$48.3
Other costs	1.9	8.7	2.3	—	12.9

	7.8	13.9	29.0	10.5	61.2

Other selected charges (gains):
(Gain) loss on sale of leased assets	5.7	—	—	(6.2)	(0.5)
(Gain) loss on sale of real estate	—	—	2.3	(17.4)	(15.1)
Asset impairments	—	—	—	4.0	4.0
Post-retirement curtailment gain	—	—	—	(16.4)	(16.4)
Other	—	(1.3)	—	1.8	0.5

	5.7	(1.3)	2.3	(34.2)	(27.5)

Total restructuring and other selected charges (gains)	$13.5	$12.6	$31.3	$(23.7)	$33.7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STEELCASE INC.

GRAND RAPIDS, MICHIGAN

      We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries as of February 27, 2004 and February 28, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2004. Our audits also included the financial statement schedule for the three years in the period ended February 27, 2004 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 27, 2004 and February 28, 2003 and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 8, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year-ended February 28, 2003. As discussed in Note 2, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in the year-ended February 27, 2004.

BDO SEIDMAN, LLP

Grand Rapids, Michigan

March 26, 2004

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

James P. Hackett President and Chief Executive Officer	James P. Keane Senior Vice President, Chief Financial Officer

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

      None.

Item 9A.	Controls and Procedures:

      (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 27, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of February 27, 2004, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      (b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant:

      The information required by Item 10 that is not included below is contained in Part I, Item 1 under the Available Information section or in our 2004 Proxy Statement under the captions “Proposal Requiring Your Vote— Election of Directors,” “Our Board of Directors,” “Corporate Governance” and “Other Matters— Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

      Executive officers include:

Name	Age	Position

Mark A. Baker	44	Senior Vice President, Operations
Robert W. Black	44	President, International
Jon D. Botsford	49	Senior Vice President, Secretary and Chief Legal Officer
Mark T. Greiner	52	Senior Vice President, WorkSpace Futures
James P. Hackett	49	President and Chief Executive Officer, Director
Nancy W. Hickey	52	Senior Vice President, Chief Administrative Officer
James P. Keane	44	Senior Vice President, Chief Financial Officer
Michael I. Love	55	President and Chief Executive Officer, Steelcase Design Partnership
Frank H. Merlotti, Jr.	53	President, Steelcase North America

      Mark A. Baker has been Senior Vice President, Operations since November 2001. Mr. Baker served as Vice President, Manufacturing Operations from March to November 2001. From 1999 to 2001, Mr. Baker served as Vice President, Marketing. From 1998 to 1999, Mr. Baker served as Vice President and General Manager, Turnstone.

      Robert W. Black has been President, International since October 2000. Mr. Black was Senior Vice President, Steelcase International from 1999 to 2000. From 1998 to 1999, Mr. Black served as Vice President, European Ventures.

      Jon D. Botsford has been Senior Vice President, Secretary and Chief Legal Officer since June 2000. Mr. Botsford served as Senior Vice President, General Counsel and Secretary from 1999 to 2000. From 1998 to 1999, Mr. Botsford served as Vice President, General Counsel and Secretary.

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

      Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001. Ms. Hickey served as Senior Vice President, Global Human Resources from March to November 2001. From 1999 to 2001, Ms. Hickey served as Vice President, Human Resources. Ms. Hickey served as Vice President, Corporate Human Resources from May to November 1999. From 1994 to 1999, Ms. Hickey served as Vice President, Dealer and Customer Alliances.

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

      The information required by Item 11 is contained in our 2004 Proxy Statement, under the captions “Directors’ Compensation,” “Report of the Compensation Committee,” “Executive Compensation, Retirement Programs and Other Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management:

      The information required by Item 12 that is not listed below is contained in our 2004 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners” and is incorporated into this Report by reference.

      Securities authorized for issuance under equity compensation plans as of February 27, 2004 are as follows:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	second column)

Equity compensation plans approved by security holders	10,241,775	$16.66	9,818,686
Equity compensation plans not approved by security holders	—	N/A	—

Total	10,241,775	$16.66	9,818,686

      All stock options were awarded under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.	Certain Relationships and Related Transactions:

      The information required by Item 13 is contained in our 2004 Proxy Statement, under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated into this Report by reference.

Item 14.     Principal Accounting Fees and Services:

      The information required by Item 14 is contained in our 2004 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) Financial Statements and Schedules

1. Financial Statements (Item 8)

      The following consolidated financial statements of the Company are filed as part of this Report:

•	Consolidated Statements of Income for the Years Ended February 27, 2004, February 28, 2003 and February 22, 2002

•	Consolidated Balance Sheets as of February 27, 2004 and February 28, 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 27, 2004, February 28, 2003 and February 22, 2002

•	Consolidated Statements of Cash Flows for the Years Ended February 27, 2004, February 28, 2003 and February 22, 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Certified Public Accountants

•	Management’s Responsibility for Financial Reporting

2. Financial Statement Schedules (S-1)

      Schedule II — Valuation and Qualifying Accounts

      All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

      See Index of Exhibits (pages E-1 through E-6)

(b) Reports on Form 8-K Filed during the Quarter Ended February 27, 2004

      A Current Report on Form 8-K was filed December 18, 2003 under Item 12, Results of Operations and Financial Condition, regarding Steelcase Inc.’s third quarter fiscal 2004 earnings release.

(c) Exhibits

      The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(d) Financial Statement Schedules

      The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer

Date: May 6, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 6th day of May, 2004:

Signature	Title	Date

/s/ JAMES P. HACKETT James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2004

/s/ JAMES P. KEANE James P. Keane	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 6, 2004

/s/ WILLIAM P. CRAWFORD William P. Crawford	Director	May 6, 2004

/s/ EARL D. HOLTON Earl D. Holton	Director	May 6, 2004

/s/ MICHAEL J. JANDERNOA Michael J. Jandernoa	Director	May 6, 2004

/s/ DAVID W. JOOS David W. Joos	Director	May 6, 2004

Signature	Title	Date

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director	May 6, 2004

/s/ ROBERT C. PEW III Robert C. Pew III	Chairman of the Board of Directors and Director	May 6, 2004

/s/ PETER M. WEGE II Peter M. Wege II	Director	May 6, 2004

/s/ P. CRAIG WELCH, JR. P. Craig Welch, Jr.	Director	May 6, 2004

/s/ KATE PEW WOLTERS Kate Pew Wolters	Director	May 6, 2004

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended

	February 27,	February 28,	February 22,
Allowance for Losses on Accounts Receivable	2004	2003	2002

Balance at beginning of year	$61.5	$65.4	$58.9
Additions:
Charged to costs and expenses	2.7	21.2	12.4
Charged to other accounts	0.4	—	2.0
Deductions and other adjustments (1)	(20.2)	(25.1)	(7.9)

Balance at end of year	$44.4	$61.5	$65.4

(1)	Represents excess of accounts written off over recoveries and other adjustments necessary in order for amounts to conform to the current year presentation.

S-1

Index of Exhibits

Exhibit
No.	Description

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

4.2	Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility (12)
4.3	Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility (12)
4.4	First Amendment to Credit Agreement dated April 5, 2001, Long Term Multicurrency Revolving Credit Facility (23)
4.5	First Amendment to Credit Agreement dated April 5, 2001, Short Term Multicurrency Revolving Credit Facility (24)
4.6	Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (14)
4.7	First Supplemental Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (14)
4.8
Registration Rights Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (14)

4.9	Form of Note (included in Exhibit 4.7) (14)
4.10	Second Amendment to Credit Agreement dated October 3, 2002, Long Term Multicurrency Revolving Credit Facility (30)
4.11	Second Amendment to Credit Agreement dated October 3, 2002, Short Term Multicurrency Revolving Credit Facility (31)
4.12	Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)
4.13	Amendment dated May 24, 2001 to Credit Facility Agreement dated April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (15)

Exhibit
No.	Description

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
4.24
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (32)

4.25
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (33)

Exhibit
No.	Description

4.26
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (34)

4.27
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (35)

4.28	Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (36)
4.29	Fourth Amendment to Loan Agreement and Waiver dated April 17, 2003, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (37)
4.30
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (38)

4.31
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (39)

4.32	Second Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated May 16, 2003 between Steelcase Inc. and various facility lenders (40)
4.33	Limited Waiver Regarding Long Term Credit Agreement dated April 2, 2003 between Steelcase Inc. and various lenders (41)
4.34	Third Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated August 1, 2003 between Steelcase Inc. and various facility lenders (42)
4.35	Fifth Amendment to Loan Agreement dated as of August 7, 2003 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (43)
4.36	Master Aircraft Lease Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among First Security Bank, National Association and Steelcase Inc.
4.37	Lease Supplement and Acceptance Certificate No. 1 (Steelcase Trust No. 2000-1) dated as of May 26, 2000 between First Security Bank, National Association and Steelcase Inc.
4.38	Lease Supplement and Acceptance Certificate No. 2 (Steelcase Trust No. 2000-1) dated as of August 23, 2000 between First Security Bank, National Association and Steelcase Inc.
4.39	Participation Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association

Exhibit
No.	Description

4.40	Appendix A to Participation Agreement (Steelcase Trust No. 2000-1) dated May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association
4.41
Security Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 from First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc.

4.42
Security Agreement Supplement No. 1 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc.

4.43
Security Agreement Supplement No. 2 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc.

4.44
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on May 26, 2000

4.45
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on August 23, 2000

4.46	First Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated as of June 8, 2001 by and among Steelcase Inc. and various facility lenders
10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (3)
10.2	Steelcase Inc. Restoration Retirement Plan (2)
10.3	Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of June 1, 2000 (25)
10.4	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (5)
10.5	Stock Purchase Agreement between Steelcase Inc. and Strafor Facom S.A. dated as of April 21, 1999 (8)
10.6	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (6)
10.7	Steelcase Inc. Deferred Compensation Plan (7)
10.8	Steelcase Inc. Benefit Plan for Outside Directors (26)
10.9	First Amendment to the Steelcase Inc. Restoration Retirement Plan (27)
10.10	First Amendment to the Steelcase Inc. Deferred Compensation Plan (28)

Exhibit
No.	Description

10.11	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (29)
10.12	Shareholder’s Agreement by and among Steelcase Inc., PV Acquisition, Inc. and The Alpine Group, Inc. dated August 24, 2001 (22)
10.13	Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002 (16)
10.14	Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002 (17)
10.15	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002 (18)
10.16	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002 (19)
10.17	Aircraft Time Sharing Agreement between Steelcase Inc. and Robert W. Black, dated March 31, 2002 (20)
10.18	Resignation Agreement between Steelcase Inc. and James R. Stelter dated September 27, 2002 (21)
10.19	Steelcase Inc. 1994 Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003 (44)
10.20	2004-1 Amendment to the Steelcase Inc. Benefit Plan for Outside Directors (44)
10.21	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (44)
10.22	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan (45)
10.23	2004-2 Amendment to the Steelcase Benefit Plan for Outside Directors
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (11)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (11)

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997.

(2)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(3)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(4)	Not used.

(5)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(8)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999, and incorporated herein by reference.

(9)	Incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2000, as filed with the Commission on May 25, 2000.

(10)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000.

(11)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002.

(12)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001.

(13)	Not used.

(14)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(15)	Incorporated by reference to the like numbered exhibit to the Company’s S-4 filing, as filed with the Commission on February 22, 2002.

(16)	Filed as Exhibit No. 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.29 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.30 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.31 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.32 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.26 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(23)	Filed as Exhibit No. 4.10 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002, and incorporated herein by reference.

(24)	Filed as Exhibit No. 4.11 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002, and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2000, as filed with the Commission on July 10, 2000, and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(30)	Filed as Exhibit No. 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(31)	Filed as Exhibit No. 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(32)	Filed as Exhibit No. 4.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(33)	Filed as Exhibit No. 4.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(34)	Filed as Exhibit No. 4.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(35)	Filed as Exhibit No. 4.36 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(36)	Filed as Exhibit No. 4.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(37)	Filed as Exhibit No. 4.38 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(38)	Filed as Exhibit No. 4.39 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(39)	Filed as Exhibit No. 4.40 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(40)	Filed as Exhibit No. 4.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(41)	Filed as Exhibit No. 4.42 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(42)	Filed as Exhibit No. 4.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(43)	Filed as Exhibit No. 4.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(44)	Incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003.

(45)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.