Form 10-Q
period 2004-05-28
STEELCASE INC
filed 2004-07-07
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 28, 2004

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

      As of June 25, 2004, Steelcase Inc. had 51,374,113 shares of Class A Common Stock and 96,884,347 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 28, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended

	May 28,	May 30,
	2004	2003

Revenue	$597.7	$555.6
Cost of sales	426.8	399.1
Restructuring costs	3.6	10.2

Gross profit	167.3	146.3
Operating expenses	170.9	166.9
Restructuring costs	1.5	4.7

Operating loss	(5.1)	(25.3)
Interest expense	(5.2)	(4.8)
Other income (expense), net	0.7	6.5

Loss from continuing operations before income tax benefit	(9.6)	(23.6)
Income tax benefit	(2.9)	(8.8)

Loss from continuing operations	(6.7)	(14.8)
Income and gain from discontinued operations, net of applicable income taxes	1.0	1.4

Net loss	$(5.7)	$(13.4)

Basic and diluted per share data:
Loss from continuing operations	$(0.05)	$(0.10)
Income and gain from discontinued operations	0.01	0.01

Earnings (loss)	$(0.04)	$(0.09)

Dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 28,	February 27,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$206.0	$262.2
Accounts receivable, net	376.4	362.2
Notes receivable and investment in leases, net	60.8	75.4
Inventories	123.2	114.4
Other current assets	130.6	127.8

Total current assets	897.0	942.0
Property and equipment, net	692.1	713.8
Notes receivable and investment in leases, net	56.0	65.8
Company owned life insurance	177.1	177.9
Goodwill and other intangible assets, net	296.0	298.3
Other assets	167.3	152.6

Total assets	$2,285.5	$2,350.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161.2	$161.8
Short-term borrowings and current portion of long-term debt	16.1	34.4
Accrued expenses:
Employee compensation	90.7	94.0
Employee benefit plan obligations	22.8	33.9
Other	217.8	219.2

Total current liabilities	508.6	543.3

Long-term liabilities:
Long-term debt	315.3	319.6
Employee benefit plan obligations	236.3	241.0
Other long-term liabilities	36.6	41.2

Total long-term liabilities	588.2	601.8

Total liabilities	1,096.8	1,145.1

Shareholders’ equity:
Common stock	293.7	289.8
Accumulated other comprehensive loss	(46.4)	(43.5)
Deferred compensation—restricted stock	(4.4)	(1.4)
Retained earnings	945.8	960.4

Total shareholders’ equity	1,188.7	1,205.3

Total liabilities and shareholders’ equity	$2,285.5	$2,350.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended

	May 28,	May 30,
	2004	2003

OPERATING ACTIVITIES
Net loss	$(5.7)	$(13.4)
Depreciation and amortization	32.1	35.5
Changes in operating assets and liabilities	(61.6)	(76.6)
Other, net	(6.0)	(7.5)

Net cash used in operating activities	(41.2)	(62.0)

INVESTING ACTIVITIES
Capital expenditures	(14.6)	(11.2)
Proceeds from the disposal of fixed assets	3.4	4.6
Proceeds from the sales of leased assets	—	38.0
Net proceeds from repayments (fundings) of leases	17.6	(5.6)
Net decrease in notes receivable	6.3	2.1
Other, net	3.9	0.8

Net cash provided by investing activities	16.6	28.7

FINANCING ACTIVITIES
Long-term debt repayments, net	(7.3)	(4.9)
Short-term borrowings (repayments), net	(15.2)	8.5
Common stock issuance	0.3	—
Dividends paid	(8.9)	(8.9)

Net cash used in financing activities	(31.1)	(5.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.5

Net decrease in cash and cash equivalents	(56.2)	(37.1)
Cash and cash equivalents, beginning of period	262.2	128.9

Cash and cash equivalents, end of period	$206.0	$91.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2004 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority owned subsidiaries.

      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1 2005 references the first quarter of fiscal 2005. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

      As discussed in Form 10-K, we consolidated the balance sheets of certain North America and International dealers as of February 27, 2004. In Q1 2005, we consolidated the balance sheets of two additional International dealers. The consolidation of all these dealers had the effect of increasing Q1 2005 revenue by $15.9, cost of sales by $9.2 and operating expenses by $7.0. There was no material effect on operating loss or net loss as either earnings do not accrue to the class of stock we own or these dealers were previously accounted for under the equity method of accounting.

2.     NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities—FIN 46(R)

      Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R) is effective in Q1 2005 for variable interest entities (“VIEs”) that are not defined as special-purpose entities. We completed our evaluation of our unconsolidated dealers where we have provided either equity or debt financing to determine whether those dealers are VIEs as defined by FIN 46(R). Based on our evaluation, we do not believe any of the dealers to which we provide financing require consolidation pursuant to FIN 46(R).

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003—FSP 106-2

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FASB Staff Position (“FSP”) 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related post-retirement medical plan’s (the “plan”) total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 is effective beginning

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Q3 2005. We are a sponsor of a plan that provides prescription drug benefits. We are currently evaluating any effects the Act may have on the plan and our financial statements. Accordingly, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan.

3.     EARNINGS (LOSS) PER SHARE

	Three Months
	Ended

	May 28,	May 30,
Components of Earnings (Loss) Per Share	2004	2003

Numerator:
Loss from continuing operations	$(6.7)	$(14.8)
Income and gain from discontinued operations	1.0	1.4

Net loss numerator for both basic and diluted EPS	$(5.7)	$(13.4)

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	147.8	147.6
Potentially dilutive shares resulting from stock incentive plan awards(1)	0.2	—

Denominator for diluted EPS(1)	148.0	147.6

(1)	The denominator for basic EPS is used for calculating EPS for all periods presented because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.

      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 8.7 million shares related to outstanding stock incentive plan awards as of Q1 2005 and 10.7 million as of Q1 2004 because those shares or potential shares were not dilutive.

4.     STOCK-BASED COMPENSATION

      We account for stock-based compensation issued prior to March 1, 2003 under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

      For all awards granted, modified or settled on or after March 1, 2003, our policy is to expense stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value based method of accounting. Fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. After-tax compensation expense related to restricted stock and restricted stock units was $0.5 in Q1 2005 and $0.2 in Q1 2004.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards. Further information regarding our stock incentive plans is presented in Note 10.

	Three Months
	Ended

	May 28,	May 30,
Pro Forma Data	2004	2003

Net loss, as reported	$(5.7)	$(13.4)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.6)	(1.8)

Pro forma loss	$(6.8)	$(15.0)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.04)	$(0.09)

Basic and diluted—pro forma	$(0.05)	$(0.10)

5.     COMPREHENSIVE LOSS

      Comprehensive loss is comprised of net loss and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months
	Ended

	May 28,	May 30,
Components of Comprehensive Loss	2004	2003

Net loss	$(5.7)	$(13.4)
Other comprehensive income (loss):
Foreign currency translation	(5.8)	7.8
Derivative adjustments, net of tax	2.7	0.1
Minimum pension liability	0.2	(0.2)

Total	(2.9)	7.7

Comprehensive loss	$(8.6)	$(5.7)

      We incurred unrealized foreign currency translation losses of $5.8 in Q1 2005. Foreign currency translation of $7.8 during Q1 2004 included the realization of $4.1 of currency translation losses related to our Brazilian operations, which accumulated over many years. In accordance with GAAP, we previously recorded these unrealized currency translation losses as a reduction in shareholders’ equity through the Accumulated Other Comprehensive Loss line. Upon disposition of our Brazilian operations, we recognized the losses through the Condensed Consolidated Statements of Operations. Since the unrealized currency translation losses were previously recognized as reductions of shareholders’ equity, the current realization of these losses had no effect on shareholders’ equity. The remaining $3.7 of the $7.8, related to unrealized foreign currency translation gains.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.     INVENTORIES

      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. Companies in the Steelcase Design Partnership (“SDP”) segment primarily use the first in, first out (“FIFO”) or the average cost inventory valuation methods. Companies in the International segment value their inventories using the FIFO method.

	May 28,	February 27,
Inventories	2004	2004

Finished goods	$62.1	$58.3
Work in process	31.1	29.7
Raw materials	55.3	51.7

	148.5	139.7
LIFO reserve	(25.3)	(25.3)

	$123.2	$114.4

      The portion of inventories determined by the LIFO method aggregated $46.6 as of May 28, 2004 and $46.3 as of February 27, 2004.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

      There were no acquisitions, dispositions, adjustments or impairments of goodwill during Q1 2005. A summary of goodwill, by business segment and category, is as follows:

May 28,
Goodwill by Business Segment and Category	2004

North America	$45.1
Steelcase Design Partnership	63.2
International	42.5
Other	59.4

Total	$210.2

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      As of May 28, 2004 and February 27, 2004, our other intangible assets and related accumulated amortization consisted of the following:

		May 28, 2004			February 27, 2004

	Estimated
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	9–14	$48.7	$10.5	$38.2	$48.7	$9.3	$39.4
Trademarks	5–10	32.5	22.2	10.3	32.5	21.5	11.0
Non-compete agreements	3	1.9	1.8	0.1	1.9	1.6	0.3
Other	5–7	8.8	3.8	5.0	8.8	3.6	5.2

Total		91.9	38.3	53.6	91.9	36.0	55.9
Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$124.1	$38.3	$85.8	$124.1	$36.0	$88.1

      In Q1 2005, we recorded amortization expense of $2.3 on intangible assets subject to amortization compared to $2.4 in Q1 2004. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2005	$7.8
2006	7.4
2007	7.4
2008	7.4
2009	7.2

      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.     EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended

			Post-retirement
	Pension Plans		Plans

	May 28,	May 30,	May 28,	May 30,
Components of Expense	2004	2003	2004	2003

Components of expense:
Service cost	$0.7	$0.5	$1.0	$1.1
Interest cost	1.1	1.0	3.4	3.6
Amortization of prior year service cost (gain)	0.1	0.2	(1.4)	(1.0)
Expected return on plan assets	(0.7)	(0.6)	—	—
Adjustment due to plan curtailment	—	—	—	(1.0)
Adjustment due to plan settlement	—	(0.1)	—	—
Amortization of unrecognized net actuarial loss	0.2	0.1	1.1	0.9

Net expense	$1.4	$1.1	$4.1	$3.6

      As of February 27, 2004, we expected to contribute approximately $13.0 to our pension and post-retirement medical plans during 2005. As of May 28, 2004, contributions of approximately $6.5 have been made. Based upon updated actuarial information, we anticipate contributing an additional $9.4 in 2005, for a total of $15.9, to fund our pension and post-retirement medical plans.

9.     RESTRUCTURING CHARGES

      During Q1 2005, we continued efforts to reduce our cost structure by restructuring certain areas of our business. Restructuring activities can include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain businesses. Costs associated with these activities include, but are not limited to, severance, asset impairments and lease impairments. Restructuring costs are summarized in the following table:

Fiscal 2005
Restructuring Charges	Q1

Cost of sales:
North America	$3.6
International	(0.8)
Other	0.8

3.6

Operating expenses:
North America	1.0
International	0.5

1.5

Total	$5.1

      See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for explanations of Q1 2005 restructuring charges.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Below is a reconciliation of the restructuring reserve for activity during 2005:

	Workforce
Restructuring Reserve	Reductions	Other Costs	Total

Reserve balance as of February 27, 2004	$12.2	$9.9	$22.1
Additions	3.5	1.6	5.1
Payments and adjustments	(4.8)	(0.4)	(5.2)

Reserve balance as of May 28, 2004	$10.9	$11.1	$22.0

      At the beginning of 2005, approximately 820 positions remained to be eliminated primarily relating to North America wood manufacturing and International rationalization activities announced prior to February 28, 2004. As of May 28, 2004, approximately 790 of these positions remain to be eliminated and are expected to occur during the remainder of 2005 with additional reserves recorded as appropriate. Additions, payments and adjustments to the workforce reductions reserve related to these activities are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. No new workforce reduction activities were announced during Q1 2005.

      The reserve balance as of May 28, 2004 for other costs primarily relates to restructuring efforts within our International segment.

10.     COMMON STOCK

Repurchase Program

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q1 2005. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments.

Incentive Compensation Plan

      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Compensation Committee of the Board of Directors approved and granted 259,000 restricted shares of stock and 36,500 restricted stock units (“RSUs”) during 2005. During 2004, 220,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) were issued. These restricted stock shares and RSUs vest over a three year period and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. When the RSUs vest, they will be converted to unrestricted common stock shares. As of May 28, 2004, shares forfeited totaled 6,250. The aggregate market value of the restricted stock shares at the date of issuance of $3.5 in 2005 and $2.1 in 2004 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the current market value of the shares to be issued.

      In Q1 2005, the Compensation Committee of the Board of Directors established a program to provide performance share unit awards (“PSUs”) under the Compensation Plan. The performance measure for these awards is based on a cumulative three-year cash flow calculation as defined by the Compensation Plan. After completion of the performance period, the number of PSUs earned under the agreement will be converted to common stock shares. One-third of the shares vest at the time of conversion and one-third vest at the end of each of the next two years. The target award granted in

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Q1 2005 was 188,000 PSUs. The actual number of common shares that ultimately may be issued ranges from zero to 376,000 shares based on actual performance levels.

11.     OPERATING SEGMENTS

      We operate on a worldwide basis within three reportable segments: North America, SDP and International, plus an “Other” category. We evaluate performance and allocate resources based on operating income.

      Our North America segment consists of manufacturing operations, sales activities and consolidated dealers in the United States and Canada, and includes the Company’s Steelcase and Turnstone brands.

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

      Our International segment consists of manufacturing operations, sales activities and consolidated dealers outside the United States and Canada, and includes the Company’s Steelcase and Werndl brands.

      The Other category includes Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to customers to facilitate the purchase of our products and provides selected financing services to our dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO Inc. provides product design and innovation services. Approximately 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.

      During 2004, we sold substantially all of the net assets of our marine hardware and accessories business, Attwood Corporation. The operating results of this business, formerly included within the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other category, have been segregated and reported as discontinued operations for all periods presented.

	Three Months
	Ended

	May 28,	May 30,
Operating Segment Income Statement Data	2004	2003

Revenue
North America	$328.1	$296.2
Steelcase Design Partnership	70.4	67.0
International	134.2	129.8
Other	65.0	62.6

Consolidated revenue	$597.7	$555.6

Operating income (loss)
North America	$(6.4)	$(19.3)
Steelcase Design Partnership	3.4	2.9
International	(1.8)	(5.2)
Other	(0.3)	(3.7)

Consolidated operating loss	$(5.1)	$(25.3)

	May 28,	February 27,
Operating Segment Balance Sheet Data	2004	2004

Total assets
North America	$1,150.9	$1,130.5
Steelcase Design Partnership	145.8	137.1
International	439.5	454.5
Other	549.3	628.3

Consolidated total assets	$2,285.5	$2,350.4

12.     GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.6 are recorded as of May 28, 2004 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002, in accordance with GAAP.

      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to three years. Approximately $60.0 in performance bonds relate to a construction project that is completed and being used as intended, however, we have not received final approval from the customer. We estimate that our maximum exposure from these performance bonds is less than $1.0.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of May 28, 2004, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.3 are recorded as of May 28, 2004 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	May 28,	February 27,
	2004	2004

Performance bonds—joint ventures	$65.5	$65.5
Performance bonds—dealers	8.2	5.4
Guarantees with dealers and joint ventures	19.5	19.3
Guarantees—other	2.8	4.2

Total	$96.0	$94.4

Product Warranty

      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 27, 2004	$20.9
Accruals for warranty charges	4.7
Settlements and adjustments	(2.9)

Balance as of May 28, 2004.	$22.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended

Income Statement Data	May 28, 2004
			May 30, 2003
Revenue	$597.7	100.0%	$555.6	100.0%
Cost of sales	426.8	71.4	399.1	71.8
Restructuring costs	3.6	0.6	10.2	1.9

Gross profit	167.3	28.0	146.3	26.3
Operating expenses	170.9	28.6	166.9	30.0
Restructuring costs	1.5	0.3	4.7	0.8

Operating loss	(5.1)	(0.9)	(25.3)	(4.5)
Non-operating items, net	(4.5)	(0.7)	1.7	0.3

Loss from continuing operations before income tax benefit	(9.6)	(1.6)	(23.6)	(4.2)
Income tax benefit	(2.9)	(0.5)	(8.8)	(1.6)

Loss from continuing operations	(6.7)	(1.1)	(14.8)	(2.6)
Discontinued operations, net	1.0	0.2	1.4	0.2

Net loss	$(5.7)	(0.9)%	$(13.4)	(2.4)%

Overview

      Revenue increased 7.6% in Q1 2005 compared to the same period last year and benefited by $15.9 from the consolidation of two North America dealers and eight International dealers. Revenue in Q1 2005 also benefited by approximately $11.0 from favorable currency translation effects in our International segment. This is the first quarter of year over year revenue growth in over three years as general business conditions improved in North America. There was job growth during the quarter and an increase in large project orders. However, we are not yet seeing similar signs in key International markets. Competition remains intense in all major markets.

      Cost of sales of 71.4% in Q1 2005 was a modest improvement over 71.8% in the prior year. North America had a 1.8 percentage point decrease in cost of sales while SDP and International increased by a combined 0.1 percentage point. North America cost of sales improved because of better overhead absorption on higher volume, higher labor productivity and benefits from previous restructuring activities. These benefits were partially offset by higher steel prices and relatively high price discounting. The newly consolidated dealers added $9.2 of cost of sales in Q1 2005.

      Gross profit of 28.0% in Q1 2005 was up from 26.3% in Q1 2004 primarily due to lower restructuring costs in the current quarter. Restructuring costs included in gross profit for Q1 2005 related to previously announced plant consolidation activities in our North America and International segments and a lease impairment charge related to one of our PolyVision facilities that is no longer in use. These charges were partially offset by reductions of asset impairment reserves upon the sales of the related assets in our International segment. Restructuring costs in the prior year included severance charges for workforce reductions in North America and plant consolidation and closing costs in our International segment.

      Operating expenses in Q1 2005 included $3.5 in unfavorable currency translation effects and $7.0 related to the newly consolidated dealers. The improvement in operating expenses as a percent of revenue over the prior year is a result of higher volume, continued cost controls, savings from previous restructuring activities and higher productivity. Restructuring costs related to operating expenses in Q1 2005 decreased versus the prior year and included severance charges for workforce reductions in North America and facility rationalization costs and severance charges in International. Prior year restructuring costs included severance charges for workforce reductions in our North America segment and Other category and facility rationalization costs in our International segment.

      Our net loss for Q1 2005 was $5.7, a significant improvement compared to Q1 2004. However, there were a number of items that positively impacted our operating performance during the quarter. The impact of these items represented an aggregate pre-tax total of approximately $8.4, or $5.9 after-tax, and about equally impacted cost of sales and operating expenses. Some of these items included favorable property tax settlements, reduction of credit reserves to specific customers and a gain from a customer’s prepayment of a large furniture lease, partially offset by a decrease in the cash surrender value of company owned life insurance as a result of changes in the stock and bond market. Items similar to these occur every quarter, however, they usually offset each other. We do not expect these items to recur in the future. The net loss in Q1 2004 was also positively impacted by items totaling approximately $3.5 pre-tax, or $2.2 after-tax, including an increase in the cash surrender value of company owned life insurance, savings from a week’s shutdown in North America, partially offset by additional credit reserves and additional workers’ compensation costs.

      While we anticipate our long-term effective tax rate to be approximately 37% to 38%, it can vary from year to year, particularly in years with lower absolute profitability. When profits are low, the permanent tax items have a greater effect on a percentage basis. Based on preliminary estimates for the year, we used a 30% effective tax rate for Q1 2005.

      As mentioned in Note 1 to the condensed consolidated financial statements, the consolidation of two North America dealers and eight International dealers had no material effect on our Q1 2005 operating loss and net loss.

      During Q1 2005, we resolved open matters related to the disposition of Attwood, which resulted in a net after-tax gain from discontinued operations of $1.0. These matters primarily included the favorable resolution of a lawsuit (see further details in Part II, Item 1. Legal Proceedings).

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Three Months
	Ended

	May 28,	May 30,
Interest Expense; Other Income (Expense), Net; and Income Taxes	2004	2003

Interest expense	$(5.2)	$(4.8)

Other income (expense), net:
Interest income	$1.2	$0.9
Gain on sales of leased assets	—	2.7
Gain on disposal of property and equipment	—	2.9
Miscellaneous, net	(0.5)	—

Total other income (expense), net	$0.7	$6.5

Total non-operating items, net	$(4.5)	$1.7

Effective income tax rate	30.0%	37.5%

      Non-operating items for Q1 2005 primarily included normal interest expense and interest income. During Q1 2004, in addition to normal interest expense and interest income, we sold a portion of our lease portfolio with a book value of $35.3 for proceeds of $38.0, netting a gain of $2.7. This sale was in connection with the implementation of a new leasing strategy for our Financial Services business. The net gain on disposal of property and equipment in Q1 2004 primarily related to the sale of the final portion of our Tustin, California property. This property was available for sale because we relocated the manufacturing operations to a smaller, more efficient facility.

Business Segment Review

      See additional information regarding our business segments in Note 11 of the condensed consolidated financial statements.

North America

	Three Months Ended

Income Statement Data—North America	May 28, 2004
			May 30, 2003
Revenue	$328.1	100.0%	$296.2	100.0%
Cost of sales	250.0	76.2	230.9	78.0
Restructuring costs	3.6	1.1	2.9	1.0

Gross profit	74.5	22.7	62.4	21.0
Operating expenses	79.9	24.3	79.3	26.7
Restructuring costs	1.0	0.3	2.4	0.8

Operating loss	$(6.4)	(1.9)%	$(19.3)	(6.5)%

      North America revenue accounted for 54.9% of consolidated revenue in Q1 2005 and increased 10.8% versus the prior year quarter. The increase in revenue was due to $13.4 of additional revenue from the consolidation of two dealers and an increase in furniture demand in the United States. Orders were significantly higher in Q1 2005 versus Q4 2004 due to normal seasonality and higher volume from large global customers who had significantly decreased their order rates during the last three fiscal years. During Q1 2005, North America enacted a surcharge on orders placed after April 25, 2004 in response to rapidly rising steel prices. This surcharge did not materially affect revenue during the quarter but did cause some customers to place orders earlier than they would have otherwise. Discounts and dealer incentives remained relatively high during the quarter and are indicative of intense competition in the marketplace.

      Gross profit percentage improved 1.7 percentage points in the quarter versus Q1 2004 primarily as a result of plant rationalization and productivity improvements that more than offset higher discounting and higher steel prices.

      Restructuring costs related to cost of sales recorded in the quarter included asset impairment and severance charges due to the previously announced consolidation of our wood manufacturing plants. The prior year quarter’s restructuring costs related to severance for workforce reductions.

      Operating expenses in Q1 2005 were 24.3% of revenue, a significant improvement over 26.7% in the prior year quarter primarily as a result of increased volume and savings from previous workforce reductions. Operating expenses included $4.7 related to the newly consolidated dealers. Prior year operating expenses benefited from a one-week shutdown during the quarter resulting in savings of approximately $3.5.

      Restructuring costs related to operating expenses included severance charges for workforce reductions in both Q1 2005 and Q1 2004.

      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of our dealers. Generally, Steelcase dealers in North America have successfully reduced costs and taken other steps to manage through the industry downturn. We have processes that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect the credit risks associated with the dealer trade receivables. However, if individual dealers experience a prolonged or deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Three Months Ended

Income Statement Data — Steelcase Design Partnership	May 28, 2004
			May 30, 2003
Revenue	$70.4	100.0%	$67.0	100.0%
Cost of sales	44.0	62.5	41.5	62.0

Gross profit	26.4	37.5	25.5	38.0
Operating expenses	23.0	32.7	22.6	33.7

Operating income	$3.4	4.8%	$2.9	4.3%

      SDP revenue increased 5.1% compared to Q1 2004 and accounted for 11.8% of consolidated revenue in Q1 2005. Higher volume during the quarter was primarily driven by strong demand for new products in the ergonomic worktools business, as well as increases in daily demand in the fabric and wall covering business.

      Gross profit was down 0.5 percentage points, primarily due to unfavorable product mix in the ergonomic worktools business and increases in inventory reserves in the fabric and wall covering business.

      Operating expenses were 32.7% of revenue in the quarter, a 1.0 percentage point improvement over the prior year quarter. However, operating expenses were higher in absolute dollars due to increases in product development and showroom spending.

International

	Three Months Ended

Income Statement Data—International	May 28, 2004
			May 30, 2003
Revenue	$134.2	100.0%	$129.8	100.0%
Cost of sales	94.1	70.1	91.5	70.5
Restructuring costs	(0.8)	(0.6)	7.3	5.6

Gross profit	40.9	30.5	31.0	23.9
Operating expenses	42.2	31.4	35.9	27.7
Restructuring costs	0.5	0.4	0.3	0.2

Operating loss	$(1.8)	(1.3)%	$(5.2)	(4.0)%

      International revenue represented 22.5% of consolidated revenue in Q1 2005 and increased 3.4% compared to the same period in the prior year. Revenue in Q1 2005 included $11.0 of favorable currency translation benefits and included $2.5 of additional revenue from the consolidation of eight dealers. Many of the major European markets, particularly France and Germany, are not yet showing the same signs of economic growth seen in the United States markets.

      Gross profit was 30.5% of revenue in the quarter, a 6.6 percentage point improvement versus Q1 2004. Lower restructuring costs in the quarter accounted for the majority of the gross profit percentage improvement.

      Restructuring costs related to cost of sales in Q1 2005 included charges of $0.6 for facility rationalization initiatives in France, which were more than offset by reductions of $1.4 of asset impairment reserves upon the sales of idled assets in Brazil and the United Kingdom. Restructuring costs in Q1 2004 included a $6.3 charge related to a change in our business model in Brazil. Included in this charge was a $4.1 non-cash currency translation loss, which had previously been reflected as a reduction in shareholders’ equity as a component of Accumulated Other Comprehensive Loss. In addition, in Q1 2004 we recorded severance and facility rationalization charges of $1.0 for the shutdown of manufacturing operations in Portugal.

      Cost of sales improved to 70.1% of revenue versus 70.5% in Q1 2004. The benefits from prior restructuring efforts were partially offset by continued pricing pressure across International markets, disruptions due to ongoing restructuring activities and implementation of a new logistics system.

      Operating expenses in the quarter increased versus the prior year, primarily due to $3.5 of unfavorable currency translation effects, $2.3 due to the new dealers consolidated and costs related to new product development and launch activities partially offset by savings from previous restructuring activities. Restructuring costs related to operating expenses in Q1 2005 consisted of severance costs for workforce reductions and facility rationalization costs. Restructuring costs in Q1 2004 included facility rationalization costs.

      Weak economic conditions in certain countries continue to put pressure on some of our dealers. We continue to monitor the financial condition of dealers for changes in credit quality. We believe our reserves adequately reflect these credit risks. However, if individual dealers experience a deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Other

	Three Months Ended

	May 28,	May 30,
Income Statement Data—Other	2004	2003

Revenue	$65.0	$62.6
Restructuring costs	0.8	2.0
Operating loss	(0.3)	(3.7)

      Other revenue represented 10.8% of consolidated revenue in Q1 2005 and increased in 3.8% versus Q1 2004 primarily due to new product sales in our PolyVision subsidiary.

      The improvement in operating loss in Q1 2005 compared to Q1 2004 was primarily due to reductions of credit reserves and a gain on early termination of a customer lease in our Financial Services business.

      Restructuring costs included in Q1 2005 operating results were lease impairment costs associated with the shutdown of a facility. In Q1 2004, restructuring costs represented severance costs for workforce reductions.

      Our Financial Services subsidiary provides lease financing to end customers and various forms of financing to our dealers. Our underlying net investment in leases represents multiple leases to individual end customers and there are some concentrations of credit risk with certain customers. We have processes that allow us to monitor and react quickly to changes in the credit quality of our lease customers. While the overall credit quality of our portfolio remained stable in Q1 2005, our risk of exposure decreased as customers became more financially stable. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America to whom we extend financing. Although we believe reserves are adequate in total, deterioration in the financial stability of larger customers and dealers would likely require us to record additional charges and reserves. During Q1 2004, we outsourced lease fundings to a third party; therefore we no longer carry credit or residual risk for new leases.

Liquidity and Capital Resources

      The following table summarizes our statement of cash flows for the three months ended May 28, 2004 and May 30, 2003:

	Three Months Ended

	May 28,	May 30,	Increase
	2004	2003	(Decrease)

Net cash flow provided by (used in):
Operating activities	$(41.2)	$(62.0)	$20.8
Investing activities	16.6	28.7	(12.1)
Financing activities	(31.1)	(5.3)	(25.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.5	(2.0)

Net increase (decrease) in cash and cash equivalents	(56.2)	(37.1)	(19.1)
Cash and cash equivalents, beginning of period	262.2	128.9	133.3

Cash and cash equivalents, end of period	$206.0	$91.8	$114.2

      For the three months ended May 28, 2004, we decreased cash and cash equivalents by $56.2 primarily due to a seasonal increase in working capital requirements and the pay down of debt.

Cash used in operating activities

	Three Months Ended

	May 28,	May 30,
Cash Flow Data—Operating Activities	2004	2003

Net loss	$(5.7)	$(13.4)
Depreciation and amortization	32.1	35.5
Changes in operating assets and liabilities	(61.6)	(76.6)
Other, net	(6.0)	(7.5)

Net cash used in operating activities	$(41.2)	$(62.0)

      Cash was used in operating activities through increases in net operating assets during the quarter. Working capital needs increased as revenue increased. We made a number of normal first quarter disbursements including approximately $30.0 for annual retirement contributions and long-term bonus payments, prepayments of insurance and semi-annual bond interest payments. These payments had the effect of either increasing prepaid assets or decreasing liabilities, which represented a use of cash from operating activities. In the prior year quarter, cash was used in operating activities due to similar payments in that period. Although operating activities did not generate enough cash for our capital expenditures, we had a sufficient cash balance during the quarter to fund these needs.

Cash provided by investing activities

	Three Months Ended

	May 28,	May 30,
Cash Flow Data—Investing Activities	2004	2003

Capital expenditures	$(14.6)	$(11.2)
Proceeds from the disposal of fixed assets	3.4	4.6
Proceeds from the sales of leased assets	—	38.0
Net proceeds from repayments (fundings) of leases	17.6	(5.6)
Net decrease in notes receivable	6.3	2.1
Other, net	3.9	0.8

Net cash provided by investing activities	$16.6	$28.7

      We generated cash from investing activities for the three months ended May 28, 2004 primarily through the negotiated early repayment of customer leases.

      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For the quarter, capital expenditures were about 50% of depreciation, which represented a source of cash.

      In Q1 2004, we generated cash from investing activities primarily from the sale of leased assets as our Financial Services subsidiary continued the implementation of its new funding strategy.

Cash used in financing activities

	Three Months Ended

	May 28,	May 30,
Cash Flow Data—Financing Activities	2004	2003

Long-term debt repayments, net	$(7.3)	$(4.9)
Short-term borrowings (repayments), net	(15.2)	8.5
Common stock issuance	0.3	—
Dividends paid	(8.9)	(8.9)

Net cash used in financing activities	$(31.1)	$(5.3)

      The primary use of cash in financing activities during Q1 2005 related to the retirement of about $23.0 in debt. The decrease in debt included the pay off of about $15.0 in debt established several years ago to help fund Financial Services leases in Canada. As we changed strategies within Financial Services, we no longer needed this debt. The remaining $8.0 of debt reduction related to normal scheduled net repayments across several facilities.

      We paid common stock dividends of $0.06 per share in Q1 2005 and Q1 2004. The exercise of employee stock options during Q1 2005 generated $0.3 of cash.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares for the three months ended May 28, 2004 or May 30, 2003. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Due to the contingent nature of guarantees and performance bonds, the full value of the guarantees and performance bonds are not recorded on our consolidated balance sheets; however, we have reserves recorded to cover potential losses. See Note 12 to the condensed consolidated financial statements for more information regarding guarantees and performance bonds.

Contractual Obligations

      Our contractual obligations as of May 28, 2004 were as follows:

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-term debt and short-term borrowings	$331.4	$16.1	$311.8	$3.5	$—
Operating leases	292.6	52.0	78.1	50.3	112.2
Committed capital expenditures	19.9	9.7	10.2	—	—
Purchase obligations	11.4	9.6	1.8	—	—
Other long-term liabilities	244.5	40.7	43.5	43.7	116.6

Total	$899.8	$128.1	$445.4	$97.5	$228.8

      Total consolidated debt as of May 28, 2004 was $331.4 consisting primarily of term notes due November 2006. Our consolidated debt to capitalization ratio was 21.8% at the end of the quarter compared to 21.0% at the end of Q1 2004. The change in the debt to capitalization ratio was primarily due to $47.7 related to our synthetic lease structure included in debt in compliance with FIN 46(R), partially offset by the retirement of about $23.0 in debt during Q1 2005. These funds, in addition to the current cash and cash equivalents balance, cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs. Included in long-term debt and short-term borrowings are capital lease obligations totaling $2.1.

      Of the $16.1 of debt payments due in less than one year (as presented in the contractual obligations table above), $7.6 relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 2.33% to 7.25%. The remaining $8.5 balance relates to United States dollar notes payable obligations with interest rates ranging from 5.96% to 8.00%.

      The Company has commitments related to certain sales offices, showrooms, and equipment under non-cancelable operating leases that expire at various dates through 2020. Minimum payments for operating leases having initial or remaining non-cancelable terms less than one year and beyond are presented in the contractual obligation table above.

      Committed capital expenditures represent obligations we have related to property, plant, equipment and software projects. We expect existing cash balances, as well as future cash flows from operating activities, will provide funds to fulfill these commitments.

      We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

      Other long-term liabilities primarily represent contribution and benefit payments expected to be made for our defined contribution, deferred compensation, pension and post-retirement medical benefit plans. It should be noted our obligations related to post-retirement medical benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 8 to the condensed consolidated financial statements for further discussion regarding these plans.

      The contractual obligations table above is current as of May 28, 2004. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

      Cash and cash equivalents includes $24.4 invested in a money market fund, the use of which is restricted as collateral for our accrued liability related to our workers’ compensation program. If this restricted cash is needed for liquidity purposes, we can replace the collateral for our workers’

compensation program with a letter of credit and have full access to the proceeds of the money market fund.

      Our total liquidity facilities as of May 28, 2004 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	124.0

Total credit lines available	374.0
Less: borrowings outstanding	6.1

Available capacity (subject to covenant constraints)	$367.9

      Our obligations under the $250.0 3-year global committed bank facility are unsecured and unsubordinated. As of May 28, 2004, we had no borrowings against this facility. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100.0 by obtaining at least one commitment from one or more lenders. This facility and certain of our other financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. Although we have $367.9 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $115.0 as of May 28, 2004. We were in compliance with all covenants under this facility and our other financing and lease facilities as of the end of Q1 2005. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Services.

Recently Issued Accounting Standards

      See Note 2 of the unaudited condensed consolidated financial statements.

Forward-Looking Statements

      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the company, based on current beliefs of management as well as assumptions made by, and information currently available to, Steelcase. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although Steelcase believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: competitive and general economic conditions and uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure; pricing changes by the company, its competitors or suppliers; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; changes in relationships with customers, suppliers, employees and dealers, the mix of products sold and of customers purchasing (including large project business); the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; the company’s ability to successfully reduce its costs, including actions such as workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value and/or related impairments, production consolidation, reduction of business complexity, culling products and global supply chain management; the company’s ability to successfully implement a surcharge relating to cost increases in steel; implement technology initiatives; integrate acquired businesses; migrate to a less vertically integrated model; implement lean manufacturing principles; initiate and manage alliances; manage consolidated dealers; possible acquisitions or divestitures by the company; changes in business strategies and decisions; and other risks detailed in the company’s Form 10-K for the year ended February 27, 2004 and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Except as required under the Federal securities laws and rules and regulations of the SEC, Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

      During Q1 2005, no material change in foreign exchange risk occurred.

Interest Rate Risk

      During Q1 2005, no material change in interest rate risk occurred.

Equity Price Risk

      During Q1 2005, no material change in equity price risk occurred.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 28, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of May 28, 2004, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      (b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On May 26, 2004, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) filed its decision in the appeal of the judgment rendered in favor of Propulsion Technologies, Inc. d/b/a

PowerTech! Marine Propellers (“PowerTech”) against the company’s subsidiary, AW Corporation (“AW”) (f/k/a Attwood Corporation) in the United States District Court, Southern District of Texas, Brownsville Division. The Fifth Circuit determined that there was no legally sufficient basis to support the judgment entered on PowerTech’s claims and that AW was entitled to judgment as a matter of law. The Court also found that relief was not available to PowerTech on its cross appeal. Accordingly, the Court of Appeals reversed the District Court’s judgment with directions to render judgment for AW.

      On June 8, 2004, PowerTech filed a Petition for Panel Rehearing, requesting that the Fifth Circuit grant a rehearing and uphold the judgment or, in the alternative, order that the case be retried. On June 25, 2004, the Fifth Circuit entered an order denying the Petition for Rehearing.

Item 6. Exhibits and Reports on Form 8-K

      a. EXHIBITS

See Exhibit Index.

      b. REPORTS ON FORM 8-K

      A Current Report on Form 8-K was filed March 30, 2004 under Item 12, Results of Operations and Financial Condition, regarding Steelcase Inc.’s fourth quarter fiscal 2004 earnings release.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: July 7, 2004

EXHIBIT INDEX

Exhibit
No.	Description

3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004

10.24	2005-1 Amendment to the Steelcase Inc. Benefit Plan for Outside Directors

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002