Form 10-Q
period 2004-08-27
STEELCASE INC
filed 2004-10-06
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
August 27, 2004

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

      As of September 24, 2004, Steelcase Inc. had 55,887,267 shares of Class A Common Stock and 92,420,788 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 27, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
	2004	2003	2004	2003

Revenue	$651.0	$612.1	$1,248.7	$1,167.7
Cost of sales	454.3	437.1	881.1	836.2
Restructuring costs	1.5	7.3	5.1	17.5

Gross profit	195.2	167.7	362.5	314.0
Operating expenses	177.9	169.4	348.8	336.3
Restructuring costs	0.5	0.1	2.0	4.8

Operating income (loss)	16.8	(1.8)	11.7	(27.1)
Interest expense	(5.6)	(5.1)	(10.8)	(9.9)
Other income (expense), net	(0.8)	1.7	(0.1)	8.2

Income (loss) from continuing operations before income tax provision (benefit)	10.4	(5.2)	0.8	(28.8)
Income tax provision (benefit)	3.1	(2.0)	0.2	(10.8)

Income (loss) from continuing operations	7.3	(3.2)	0.6	(18.0)
Income and gain from discontinued operations, net of applicable taxes	—	21.3	1.0	22.7

Net income	$7.3	$18.1	$1.6	$4.7

Basic and diluted per share data:
Income (loss) from continuing operations	$0.05	$(0.02)	$—	$(0.12)
Income and gain from discontinued operations	—	0.14	0.01	0.15

Earnings	$0.05	$0.12	$0.01	$0.03

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 27,	February 27,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$240.2	$262.2
Accounts receivable, net	387.1	362.2
Notes receivable and investment in leases, net	72.7	75.4
Inventories	132.1	114.4
Other current assets	124.9	127.8

Total current assets	957.0	942.0
Property and equipment, net	665.6	713.8
Notes receivable and investment in leases, net	51.5	65.8
Company owned life insurance	178.0	177.9
Goodwill and other intangible assets, net	293.8	298.3
Other assets	172.4	152.6

Total assets	$2,318.3	$2,350.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169.2	$161.8
Short-term borrowings and current portion of long-term debt	63.5	34.4
Accrued expenses:
Employee compensation	103.5	94.0
Employee benefit plan obligations	26.8	33.9
Other	218.3	219.2

Total current liabilities	581.3	543.3

Long-term liabilities:
Long-term debt	265.7	319.6
Employee benefit plan obligations	240.3	241.0
Other long-term liabilities	39.5	41.2

Total long-term liabilities	545.5	601.8

Total liabilities	1,126.8	1,145.1

Shareholders’ equity:
Common stock	294.5	289.8
Accumulated other comprehensive loss	(43.3)	(43.5)
Deferred compensation—restricted stock	(3.9)	(1.4)
Retained earnings	944.2	960.4

Total shareholders’ equity	1,191.5	1,205.3

Total liabilities and shareholders’ equity	$2,318.3	$2,350.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended

	August 27,	August 29,
	2004	2003

OPERATING ACTIVITIES
Net income	$1.6	$4.7
Depreciation and amortization	63.9	71.9
Gain on sale of net assets of discontinued operations	—	(31.9)
Changes in operating assets and liabilities	(50.1)	(30.2)
Other, net	(1.6)	(9.5)

Net cash provided by operating activities	13.8	5.0

INVESTING ACTIVITIES
Capital expenditures	(25.0)	(19.3)
Proceeds from the disposal of fixed assets	11.3	17.2
Net proceeds on the sale of net assets of discontinued operations	—	47.9
Proceeds from the sales of leased assets	—	39.8
Net proceeds from repayments of leases	22.3	1.3
Net increase in notes receivable	(4.5)	(23.6)
Other, net	1.6	1.6

Net cash provided by investing activities	5.7	64.9

FINANCING ACTIVITIES
Long-term debt repayments, net	(8.6)	(9.4)
Short-term borrowings (repayments), net	(16.4)	0.3
Common stock issuance	0.7	0.3
Dividends paid	(17.8)	(17.7)

Net cash used in financing activities	(42.1)	(26.5)

Effect of exchange rate changes on cash and cash equivalents	0.6	0.3

Net increase (decrease) in cash and cash equivalents	(22.0)	43.7
Cash and cash equivalents, beginning of period	262.2	128.9

Cash and cash equivalents, end of period	$240.2	$172.6

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

      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q2 2005 references the second quarter of fiscal 2005. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

      As discussed in Form 10-K and the Q1 2005 10-Q, we consolidated the financial results of certain North America and International dealers during Q1 2005. During Q2 2005, we consolidated the financial results of an additional International dealer. The consolidation of these dealers had the effect of increasing Q2 2005 revenue by $21.0, cost of sales by $13.7 and operating expenses by $7.5. In addition, the consolidation of these dealers increased year-to-date revenue by $36.9, cost of sales by $22.9 and operating expenses by $14.5. There was no material effect on operating income or net income as either earnings do not accrue to the class of stock we own or these dealers were previously accounted for under the equity method of accounting.

2.     NEW ACCOUNTING STANDARDS

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003—FSP 106-2

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006. Based on current regulations, we expect we will qualify for this subsidy. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 106-2 requires companies to record the amount expected to be received under the Act as an actuarial gain, to the extent the related post-retirement medical plan’s (the “plan”) total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. FSP 106-2 is effective beginning Q3 2005. We are substantially complete with our analysis of the new rules and estimate a $1.0 pre-tax decrease to net periodic post-retirement benefit costs in the current year and a $2.0 pre-tax decrease per year in subsequent years. The expected reduction in the accumulated post-retirement benefit obligation (“APBO”) is estimated to be approximately $17.0. This reduction in the APBO is expected to occur during Q3 2005. However, any measures of net periodic post-retirement benefit cost or APBO in the financial statements or accompanying notes do not yet reflect the effects of the Act on the plan.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.     EARNINGS (LOSS) PER SHARE

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
Components of Earnings (Loss) Per Share	2004	2003	2004	2003

Numerator:
Income (loss) from continuing operations	$7.3	$(3.2)	$0.6	$(18.0)
Income and gain from discontinued operations	—	21.3	1.0	22.7

Net income numerator for both basic and diluted EPS	$7.3	$18.1	$1.6	$4.7

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	147.8	147.6	147.8	147.6
Potentially dilutive shares resulting from stock options(1)	0.3	0.1	0.2	—

Denominator for diluted EPS(1)	148.1	147.7	148.0	147.6

(1)	The denominator for basic EPS is used for calculating EPS for Q2 2004 and the six month period then ended because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.

      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 6.1 million shares related to outstanding stock incentive plan awards as of Q2 2005 and for the six month period then ended and 8.9 million as of Q2 2004 and for the six month period then ended because those shares or potential shares were anti-dilutive.

4.     STOCK-BASED COMPENSATION

      We account for stock-based compensation issued prior to March 1, 2003 under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

      For all awards granted, modified or settled on or after March 1, 2003, our policy is to expense stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value based method of accounting. Fair value is measured on the grant date based on the market price of the related equity instrument or by using the Black-Scholes option-pricing model for stock options. Compensation expense is recognized over the applicable vesting period. After-tax compensation expense related to restricted stock, restricted stock units and performance shares was $0.5 in Q2 2005 and $0.1 in Q2 2004. Year-to-date, the after-tax compensation expense related to restricted stock, restricted stock units and performance shares was $0.9 in 2005 and $0.2 in 2004.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards. Further information regarding our stock incentive plans is presented in Note 10.

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
SFAS No. 123 Pro Forma Data	2004	2003	2004	2003

Net income, as reported	$7.3	$18.1	$1.6	$4.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.1	0.9	0.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.4)	(1.5)	(2.8)	(3.2)

Pro forma net income (loss)	$6.4	$16.7	$(0.3)	$1.7

Earnings per share:
Basic and diluted—as reported	$0.05	$0.12	$0.01	$0.03

Basic and diluted—pro forma	$0.04	$0.11	$—	$0.01

5.     COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
Components of Comprehensive Income	2004	2003	2004	2003

Net income	$7.3	$18.1	$1.6	$4.7
Other comprehensive income:
Foreign currency translation	4.4	0.3	(1.4)	8.1
Derivative adjustments, net of tax	(1.4)	0.4	1.3	0.5
Minimum pension liability	0.1	0.2	0.3	—

Total	3.1	0.9	0.2	8.6

Comprehensive income	$10.4	$19.0	$1.8	$13.3

      No unusual transactions occurred within the categories of other comprehensive income during 2005.

      In 2004, foreign currency translation of $8.1 for the six months ended August 29, 2003 included the realization of $4.1 of currency translation losses related to our Brazilian operations, which accumulated over many years. The remainder of the 2004 amount in foreign currency translation related to net unrealized foreign currency translation gains.

6.     INVENTORIES

      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. Companies in the Steelcase Design

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Partnership (“SDP”) segment primarily use the first in, first out (“FIFO”) or the average cost inventory valuation methods. Companies in the International segment value their inventories using the FIFO method.

	August 27,	February 27,
Inventories	2004	2004

Finished goods	$67.9	$58.3
Work in process	30.1	29.7
Raw materials	60.8	51.7

	158.8	139.7
LIFO reserve	(26.7)	(25.3)

	$132.1	$114.4

      The portion of inventories determined by the LIFO method aggregated $52.1 as of August 27, 2004 and $49.0 as of February 27, 2004.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

      There were no acquisitions, dispositions, adjustments or impairments of goodwill during 2005. A summary of goodwill, by business segment and category, is as follows:

August 27,
Goodwill by Business Segment and Category	2004

North America	$45.1
Steelcase Design Partnership	63.2
International	42.5
Other	59.4

Total	$210.2

      As of August 27, 2004 and February 27, 2004, our other intangible assets and related accumulated amortization consisted of the following:

		August 27, 2004			February 27, 2004

	Estimated
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	9–14	$48.7	$11.7	$37.0	$48.7	$9.3	$39.4
Trademarks	5–10	32.5	22.8	9.7	32.5	21.5	11.0
Non-compete agreements	3	1.9	1.9	—	1.9	1.6	0.3
Other	5–7	8.8	4.1	4.7	8.8	3.6	5.2

Total		91.9	40.5	51.4	91.9	36.0	55.9
Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$124.1	$40.5	$83.6	$124.1	$36.0	$88.1

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      In Q2 2005, we recorded amortization expense of $2.2 on intangible assets subject to amortization compared to $2.6 in Q2 2004. For the six months ended August 27, 2004, we recorded amortization expense of $4.5 compared to $5.0 for the six months ended August 29, 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2005	$8.2
2006	7.4
2007	7.4
2008	7.2
2009	7.2

      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

8.     EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended				Six Months Ended

	Pension Plans		Post-retirement Plans		Pension Plans

	August 27,	August 29,	August 27,	August 29,	August 27,	August 29,
Components of Expense	2004	2003	2004	2003	2004	2003

Components of expense:
Service cost	$0.6	$0.6	$1.0	$1.1	$1.3	$1.1
Interest cost	1.2	1.1	3.4	3.7	2.3	2.1
Amortization of prior year service cost (gain)	—	0.2	(1.4)	(0.9)	0.1	0.4
Expected return on plan assets	(0.8)	(0.7)	—	—	(1.5)	(1.3)
Adjustment due to plan curtailment	—	—	—	(0.9)	—	—
Adjustment due to plan settlement	—	(0.1)	—	—	—	(0.2)
Amortization of unrecognized net actuarial loss	0.2	0.1	1.2	0.9	0.4	0.2

Net expense	$1.2	$1.2	$4.2	$3.9	$2.6	$2.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended

	Post-retirement Plans

	August 27,	August 29,
Components of Expense	2004	2003

Components of expense:
Service cost	$2.0	$2.2
Interest cost	6.8	7.3
Amortization of prior year service cost (gain)	(2.8)	(1.9)
Expected return on plan assets	—	—
Adjustment due to plan curtailment	—	(1.9)
Adjustment due to plan settlement	—	—
Amortization of unrecognized net actuarial loss	2.3	1.8

Net expense	$8.3	$7.5

      As of February 27, 2004 we expected to contribute approximately $13.0 to our pension and post-retirement medical plans during 2005. As of August 27, 2004, contributions of approximately $10.5 have been made. Based upon updated actuarial information, we anticipate contributing an additional $5.4 in 2005, for a total of $15.9, to fund our pension and post-retirement medical plans.

9.     RESTRUCTURING CHARGES

      During Q2 2005, we continued efforts to reduce our cost structure by restructuring certain areas of our business. Restructuring activities can include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain businesses. Costs

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

associated with these activities include, but are not limited to, severance, asset impairments and lease impairments. Restructuring costs are summarized in the following table:

	Fiscal 2005

Restructuring Charges	Q1	Q2	Total

Cost of sales:
North America	$3.6	$2.8	$6.4
International	(0.8)	(1.3)	(2.1)
Other	0.8	—	0.8

	3.6	1.5	5.1

Operating expenses:
North America	1.0	—	1.0
International	0.5	0.5	1.0

	1.5	0.5	2.0

Total	$5.1	$2.0	$7.1

      See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for explanations of Q2 2005 and year-to-date restructuring charges.

      Below is a reconciliation of the restructuring reserve for activity during 2005:

		Business Exit
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 27, 2004	$12.2	$9.9	$22.1
Additions	6.0	1.1	7.1
Payments	(5.9)	(1.5)	(7.4)
Adjustments	0.3	0.1	0.4

Reserve balance as of August 27, 2004	$12.6	$9.6	$22.2

      At the beginning of 2005, approximately 820 positions remained to be eliminated primarily relating to North America wood manufacturing and International rationalization activities announced prior to February 28, 2004. As of August 27, 2004, approximately 650 of these positions remain to be eliminated and are expected to occur during the remainder of 2005 with additional reserves recorded during the remainder of 2005, as required and appropriate. Additions, payments and adjustments to the workforce reductions reserve related to these activities are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. No new workforce reduction activities were announced during Q2 2005.

      The reserve balance as of August 27, 2004 for business exit and related costs primarily relates to asset impairments and plant consolidation costs within our International segment.

10.     COMMON STOCK

Repurchase Program

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q2 2005. Approximately 3.8 million shares remain available for

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

repurchase under the Board’s authorization and we have no outstanding share repurchase commitments.

Incentive Compensation Plan

      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Compensation Committee of the Board of Directors approved and granted 274,000 restricted shares of stock and 36,500 restricted stock units (“RSUs”) during 2005. During 2004, 220,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) were issued. These restricted stock shares and RSUs vest over a three year period and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. When the RSUs vest, they will be converted to unrestricted common stock shares. As of August 27, 2004, restricted shares forfeited totaled 7,250 and RSU’s forfeited totaled 15,000. The aggregate market value of the restricted stock shares at the date of issuance of $3.7 in 2005 and $2.1 in 2004 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the market value of the shares at the grant date.

      In Q1 2005, the Compensation Committee of the Board of Directors established a program to provide performance share unit awards (“PSUs”) under the Compensation Plan. The performance measure for these awards is based on a cumulative three-year cash flow calculation as defined by the Compensation Plan. After completion of the performance period, the number of PSUs earned under the agreement will be converted to common stock shares. One-third of the shares vest at the time of conversion and one-third vest at the end of each of the next two years. The target award granted in Q1 2005 was 188,000 PSUs. PSUs are expensed over the five year performance and vesting period based on the market value of the shares at the target award grant date and an estimated number of shares to be issued. The actual number of common shares that ultimately may be issued ranges from zero to 376,000 shares based on actual performance levels.

11.     OPERATING SEGMENTS

      We operate on a worldwide basis within three reportable segments: North America, SDP and International, plus an “Other” category. We evaluate performance and allocate resources based on operating income.

      Our North America segment consists of manufacturing operations, sales activities and the activities of our consolidated dealers in the United States and Canada, and includes the Company’s Steelcase and Turnstone brands.

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

      Our International segment consists of manufacturing operations, sales activities and the activities of our consolidated dealers outside the United States and Canada, and includes the Company’s Steelcase and Werndl brands.

      The Other category includes Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
Operating Segment Income Statement Data	2004	2003	2004	2003

Revenue
North America	$365.6	$346.0	$693.7	$642.2
Steelcase Design Partnership	80.7	73.4	151.1	140.4
International	131.9	120.5	266.1	250.3
Other	72.8	72.2	137.8	134.8

Consolidated revenue	$651.0	$612.1	$1,248.7	$1,167.7

Operating income (loss)
North America	$10.1	$3.4	$3.7	$(15.9)
Steelcase Design Partnership	7.7	4.6	11.1	7.5
International	(2.5)	(11.2)	(4.3)	(16.4)
Other	1.5	1.4	1.2	(2.3)

Consolidated operating income (loss)	$16.8	$(1.8)	$11.7	$(27.1)

	August 27,	February 27,
Operating Segment Balance Sheet Data	2004	2004

Total assets
North America	$1,121.6	$1,130.5
Steelcase Design Partnership	147.0	137.1
International	479.0	454.5
Other	570.7	628.3

Consolidated total assets	$2,318.3	$2,350.4

12.     GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.3 are recorded as of August 27, 2004 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002, in accordance with GAAP. During Q2 2005, we were released from a $10.0 obligation under a dealer loan guarantee due to the renegotiation of a bank facility by the dealer.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of August 27, 2004, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.3 are recorded as of August 27, 2004 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	August 27,	February 27,
	2004	2004

Performance bonds—joint ventures	$65.5	$65.5
Performance bonds—dealers	9.5	5.4
Guarantees with dealers and joint ventures	8.6	19.3
Guarantees—other	2.6	4.2

Total	$86.2	$94.4

Product Warranty

      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 27, 2004	20.9
Accruals for warranty charges	4.9
Settlements and adjustments	(3.9)

Balance as of August 27, 2004	$21.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended				Six Months Ended

Income Statement Data	August 27, 2004		August 29, 2003		August 27, 2004

Revenue	$651.0	100.0%	$612.1	100.0%	$1,248.7	100.0%
Cost of sales	454.3	69.8	437.1	71.4	881.1	70.6
Restructuring costs	1.5	0.2	7.3	1.2	5.1	0.4

Gross profit	195.2	30.0	167.7	27.4	362.5	29.0
Operating expenses	177.9	27.3	169.4	27.7	348.8	27.9
Restructuring costs	0.5	0.1	0.1	—	2.0	0.2

Operating income (loss)	16.8	2.6	(1.8)	(0.3)	11.7	0.9
Non-operating items, net	(6.4)	(1.0)	(3.4)	(0.5)	(10.9)	(0.9)

Income (loss) from continuing operations before income tax provision (benefit)	10.4	1.6	(5.2)	(0.8)	0.8	—
Income tax provision (benefit)	3.1	0.5	(2.0)	(0.3)	0.2	—

Income (loss) from continuing operations	7.3	1.1	(3.2)	(0.5)	0.6	—
Discontinued operations, net	—	—	21.3	3.5	1.0	0.1

Net income	$7.3	1.1%	$18.1	3.0%	$1.6	0.1%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended

Income Statement Data	August 29, 2003

Revenue	$1,167.7	100.0%
Cost of sales	836.2	71.6
Restructuring costs	17.5	1.5

Gross profit	314.0	26.9
Operating expenses	336.3	28.8
Restructuring costs	4.8	0.4

Operating income (loss)	(27.1)	(2.3)
Non-operating items, net	(1.7)	(0.1)

Income (loss) from continuing operations before income tax provision (benefit)	(28.8)	(2.4)
Income tax provision (benefit)	(10.8)	(0.9)

Income (loss) from continuing operations	(18.0)	(1.5)
Discontinued operations, net	22.7	1.9

Net income	$4.7	0.4%

Overview

      Revenue increased 6.4% in Q2 2005 compared to the same period last year and 8.9% compared to Q1 2005. Revenue in Q2 2005 benefited by $21.0 from dealers consolidated in 2005, $8.6 from favorable currency translation effects in our International segment and $8.3 from the impact of the steel surcharge implemented in our North America segment during Q1 2005. North America enacted a surcharge on orders placed after April 25, 2004 in response to rapidly rising steel prices.

      North American order rates increased at a slower rate during Q2 2005 compared to Q1 2005, consistent with indicators showing the United States recovery stalled during the summer. Consistent with Q1 2005, major International markets are not yet showing clear signs of recovery. Competition remains intense in all major markets.

      Year-to-date revenue increased 6.9% compared to the same period last year and included $36.9 from dealers consolidated in 2005, $19.8 from favorable currency translation effects in our International segment and $8.6 from the Company’s steel surcharge.

      Cost of sales of 69.8% in Q2 2005 improved 1.6 percentage points over 71.4% in the prior year. The newly consolidated dealers added $13.7 of cost of sales in the quarter and $22.9 year-to-date. The cost of sales improvement was across all business segments and was primarily driven by productivity gains, benefits of previous restructuring activities and continued cost containment. However, cost of sales was negatively impacted by increases in the cost of certain raw materials, which have increased over several quarters. We expect our costs of raw materials, including steel, plastic and fabric, to increase more than the amount our previously announced steel surcharge will recover. This may increase cost of sales, thus adversely affecting gross profit, at least through Q3 2005.

      Restructuring costs included in gross profit for Q2 2005 primarily related to previously announced plant consolidation activities in our North America segment partially offset by a gain on the sale of assets related to previous restructuring activity in our International segment. Restructuring costs in Q2 2004 primarily included plant consolidation and closing costs and asset impairment charges in our North America and International segments.

      Operating expenses increased $8.5 in Q2 2005 compared to Q2 2004 primarily due to $7.5 related to the newly consolidated dealers and $2.8 in unfavorable currency translation effects. The improvement in operating expenses as a percent of revenue over the prior year is a result of continued cost control, higher volume and the reduction of credit reserves related to our lease portfolio. These factors were partially offset by increases in variable compensation expense. Restructuring costs related to operating expenses in Q2 2005 primarily included severance costs for workforce reductions in our International segment. Restructuring costs in Q2 2004 included severance charges for workforce reductions in our North America segment.

      Year-to-date operating expenses included $6.3 in unfavorable currency translation effects and $14.5 related to the newly consolidated dealers compared to the same period in 2004. We expect to see increases in our operating expenses during Q3 2005 due to delayed spending from Q2 2005 and increases related to new product development initiatives and other growth and process improvement projects that are key to our long-term profitability.

      Income from continuing operations for Q2 2005 was $7.3, an improvement compared to the loss from continuing operations of $3.2 in Q2 2004. Prior year net income of $18.1 included a $21.3 after-tax gain on discontinued operations related to the sale of Attwood Corporation, our marine hardware and accessories business. During Q1 2005, we resolved open matters related to the disposition of Attwood, which resulted in a net after-tax gain from discontinued operations of $1.0. These matters primarily included the favorable resolution of a lawsuit.

      While we anticipate our long-term effective tax rate to be approximately 37% to 38%, it can vary from year to year, particularly in years with lower absolute profitability. When profits are low, the permanent tax items have a greater effect on a percentage basis. Based on preliminary estimates for the year, we used a 30% effective tax rate for Q2 2005 and for the six month period then ended.

      As mentioned in Note 1 to the condensed consolidated financial statements, the consolidation of two North America dealers and nine International dealers had no material effect on our Q2 2005 or year-to-date operating income and net income.

Interest Expense; Other Income (Expense), Net; and Income Taxes

	Three Months Ended		Six Months Ended

Interest Expense; Other Income (Expense),	August 27,	August 29,	August 27,	August 29,
Net; and Income Taxes	2004	2003	2004	2003

Interest expense	$(5.6)	$(5.1)	$(10.8)	$(9.9)

Other income (expense), net:
Interest income	$1.3	$1.0	$2.5	$1.9
Gain (loss) on sales of leased assets	—	0.1	—	2.8
Loss on dealer transitions	—	(6.1)	—	(6.1)
Gain on disposal of property and equipment	—	7.1	—	9.9
Miscellaneous, net	(2.1)	(0.4)	(2.6)	(0.3)

Total other income (expense), net	$(0.8)	$1.7	$(0.1)	$8.2

Total non-operating items, net	$(6.4)	$(3.4)	$(10.9)	$(1.7)

Effective income tax rate	30.0%	37.5%	30.0%	37.5%

      Non-operating items for Q2 2005 and the year-to-date period then ended primarily included normal interest expense and interest income.

      During the six months ended August 29, 2003, we sold substantial portions of our lease portfolio netting a gain of $2.8. These sales were in connection with the implementation of a new leasing strategy for our Financial Services business.

      The loss on dealer transitions during Q2 2004 related to an International dealer transition investment originally made in 1999. We took over full ownership of this dealer during that quarter and reduced the carrying value of the investment to the net book value of the underlying tangible assets, which approximated its fair value.

      During Q2 2004, we sold property in the United Kingdom for net cash proceeds of about $11.5 and a pre-tax non-operating gain of $7.0. This facility was idle for about three years as a result of prior restructuring activities. The remainder of the $9.9 gain on disposal of property and equipment for the six months ended August 29, 2003 related to the sale of the final portion of our Tustin, California property.

Business Segment Review

      See additional information regarding our business segments in Note 11 of the condensed consolidated financial statements.

North America

	Three Months Ended				Six Months Ended

Income Statement Data—North America	August 27, 2004		August 29, 2003		August 27, 2004

Revenue	$365.6	100.0%	$346.0	100.0%	$693.7	100.0%
Cost of sales	268.5	73.4	259.8	75.1	518.5	74.8
Restructuring costs	2.8	0.8	2.4	0.7	6.4	0.9

Gross profit	94.3	25.8	83.8	24.2	168.8	24.3
Operating expenses	84.2	23.0	80.3	23.2	164.1	23.7
Restructuring costs	—	—	0.1	—	1.0	0.1

Operating income (loss)	$10.1	2.8%	$3.4	1.0%	$3.7	0.5%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended

Income Statement Data—North America	August 29, 2003

Revenue	$642.2	100.0%
Cost of sales	490.8	76.4
Restructuring costs	5.3	0.8

Gross profit	146.1	22.8
Operating expenses	159.5	24.9
Restructuring costs	2.5	0.4

Operating income (loss)	$(15.9)	(2.5)%

      North America revenue accounted for 56.1% of consolidated revenue in Q2 2005, or 55.6% year-to-date, and increased 5.7% versus the prior year quarter. Revenue in Q2 2005 included $15.4 of additional revenue from the new dealers consolidated in 2005 and $8.3 related to the steel surcharge implemented during Q1 2005. The increase in North America revenue was driven in part by growth in alternative markets, such as healthcare, and due to an increase in project business with larger customers. Discounts and dealer incentives increased versus the prior year quarter, but were offset by a price increase implemented early in calendar 2005. Competitive pressures remain intense, especially on larger projects.

      Year-to-date revenue included $28.8 of additional revenue from the new dealers and $8.6 related to the steel surcharge compared to the same period last year.

      Gross profit percentage improved 1.6 percentage points in the quarter versus Q2 2004 primarily as a result of less disruption from plant rationalization activities, productivity improvements and higher volume. Restructuring costs related to cost of sales recorded in Q2 2005 included asset impairment and severance charges due to the previously announced consolidation of our wood manufacturing plants partially offset by reductions of asset impairment reserves upon the sale of the related assets located in Solon, Ohio. The prior year quarter’s restructuring costs related to asset impairment charges and severance for workforce reductions.

      Operating expenses in Q2 2005 were 23.0% of revenue compared to 23.2% in Q2 2004. The increase in operating expenses in absolute dollars was due to $4.4 from the newly consolidated dealers and increased variable compensation expenses. On a year-to-date basis, the newly consolidated dealers increased operating expenses by $9.1. For the six months ended August 29, 2003, operating expenses benefited from a one-week shutdown during Q1 2004 resulting in savings of approximately $3.5.

      Restructuring costs related to operating expenses included severance charges for workforce reductions in Q2 2004.

      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of our dealers. Generally, Steelcase dealers in North America successfully reduced costs and took other steps to manage through the industry downturn. We have processes that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect the credit risks associated with the dealer trade receivables. However, if individual dealers experience a prolonged or deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Steelcase Design Partnership

	Three Months Ended				Six Months Ended

Income Statement Data
—Steelcase Design Partnership	August 27, 2004		August 29, 2003		August 27, 2004		August 29, 2003

Revenue	$80.7	100.0%	$73.4	100.0%	$151.1	100.0%	$140.4	100.0%
Cost of sales	49.0	60.7	45.8	62.4	93.0	61.5	87.3	62.2

Gross profit	31.7	39.3	27.6	37.6	58.1	38.5	53.1	37.8
Operating expenses	24.0	29.7	23.0	31.3	47.0	31.1	45.6	32.5

Operating income	$7.7	9.6%	$4.6	6.3%	$11.1	7.4%	$7.5	5.3%

      SDP revenue increased 9.9% compared to Q2 2004 and accounted for 12.4% of consolidated revenue in Q2 2005, or 12.1% year-to-date. Higher volume during the quarter was primarily driven by strong demand for healthcare products, ergonomic worktools and surface materials.

      Gross profit increased 1.7 percentage points versus Q2 2004. SDP’s 39.3% gross profit remains the strongest of our three segments. The higher margins in the quarter were primarily due to improved absorption on higher volume, favorable product mix and continued cost containment efforts.

      Operating expenses during the quarter and for the year decreased as a percent of revenue compared to the prior year periods. This decrease was primarily due to higher volume and continued cost control partially offset by higher variable compensation expenses and increased product development and showroom spending.

International

	Three Months Ended				Six Months Ended

Income Statement Data—International	August 27, 2004		August 29, 2003		August 27, 2004		August 29, 2003

Revenue	$131.9	100.0%	$120.5	100.0%	$266.1	100.0%	$250.3	100.0%
Cost of sales	91.0	69.0	87.7	72.8	185.1	69.6	179.2	71.6
Restructuring costs	(1.3)	(1.0)	4.9	4.0	(2.1)	(0.8)	12.2	4.9

Gross profit	42.2	32.0	27.9	23.2	83.1	31.2	58.9	23.5
Operating expenses	44.2	33.5	39.1	32.5	86.4	32.4	75.1	30.0
Restructuring costs	0.5	0.4	—	—	1.0	0.4	0.2	0.1

Operating loss	$(2.5)	(1.9)%	$(11.2)	(9.3)%	$(4.3)	(1.6)%	$(16.4)	(6.6)%

      International revenue represented 20.3% of consolidated revenue in Q2 2005, or 21.3% year-to-date, and increased 9.5% compared to the same period in the prior year. Revenue in Q2 2005 included $8.6 of favorable currency translation benefits and $5.6 of additional revenue from newly consolidated dealers compared to Q2 2004. Many of the major European markets, particularly France and Germany, are not yet showing signs of economic growth. Competition remains intense in all major markets.

      Year-to-date revenue increased 6.3% and included $8.1 from dealers consolidated in 2005 and $19.8 from favorable currency translation effects compared to the same period last year.

      Gross profit was 32% of revenue in the quarter, an 8.8 percentage point improvement versus Q2 2004. The increase in margins was primarily due to higher restructuring costs in the prior year and the benefits realized in cost of sales from prior restructuring activities.

      Restructuring costs related to cost of sales in Q2 2005 included charges for asset impairments, which were more than offset by a gain on the sale of assets related to previous restructuring activity and the reversal of facility rationalization reserves no longer needed. Restructuring costs in Q2 2004 included charges for facility rationalization.

      Operating expenses in the quarter increased versus the prior year, primarily due to $2.8 of unfavorable currency translation effects, and $3.1 due to the newly consolidated dealers. Operating expenses in Q2 2005 also included higher costs associated with new product development and launch activities. Restructuring costs related to operating expenses in Q2 2005 consisted of severance costs for workforce reductions partially offset by the reversal of previously booked restructuring reserves no longer needed.

      On a year-to-date basis, operating expenses increased $6.3 due to unfavorable currency translation effects and $5.4 due to the newly consolidated dealers compared to the same period in 2004.

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

Other

	Three Months Ended		Six Months Ended

	August 27,	August 29,	August 27,	August 29,
Income Statement Data—Other	2004	2003	2004	2003

Revenue	$72.8	$72.2	$137.8	$134.8
Restructuring costs	—	—	0.8	2.0
Operating income (loss)	1.5	1.4	1.2	(2.3)

      Other revenue represented 11.2% of consolidated revenue in Q2 2005, or 11.0% year-to-date.

      Restructuring costs included in 2005 year-to-date operating results were lease impairment costs associated with the shutdown of a facility. Restructuring costs included in 2004 year-to-date operating results represented severance costs for workforce reductions.

      Our Financial Services subsidiary provides lease financing to end customers and various forms of financing to our dealers. Our underlying net investment in leases represents multiple leases to individual end customers and there are some concentrations of credit risk with certain customers. We have processes that allow us to monitor and react quickly to changes in the credit quality of our lease customers. The overall credit quality of our portfolio improved during the first half of 2005 and our risk of exposure decreased as customers became more financially stable. Additionally, we were able to reverse some previously established credit reserves due to the improved performance of specific lessees. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America to whom we extend financing. Although we believe reserves are adequate in total, deterioration in the financial stability of larger customers and dealers would likely require us to record additional charges and reserves. During Q1 2004, we outsourced lease fundings to a third party; therefore we no longer carry credit or residual risk for new leases.

Liquidity and Capital Resources

      The following table summarizes our statement of cash flows for the six months ended August 27, 2004 and August 29, 2003:

	Six Months Ended

	August 27,	August 29,	Increase
	2004	2003	(Decrease)

Net cash flow provided by (used in):
Operating activities	$13.8	$5.0	$8.8
Investing activities	5.7	64.9	(59.2)
Financing activities	(42.1)	(26.5)	(15.6)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.3	0.3

Net increase (decrease) in cash and cash equivalents	(22.0)	43.7	(65.7)
Cash and cash equivalents, beginning of period	262.2	128.9	133.3

Cash and cash equivalents, end of period	$240.2	$172.6	$67.6

      For the six months ended August 27, 2004, we decreased cash and cash equivalents by $22.0 primarily due to the pay down of debt and the payment of dividends.

      Cash and cash equivalents includes $24.4 invested in a money market fund, the use of which is restricted as collateral primarily for our accrued liability related to our workers’ compensation program. If this restricted cash is needed for liquidity purposes, we can replace the collateral for our workers’ compensation program with a letter of credit and have full access to the proceeds of the money market fund.

Cash provided by operating activities

	Six Months Ended

	August 27,	August 29,
Cash Flow Data—Operating Activities	2004	2003

Net income	$1.6	$4.7
Depreciation and amortization	63.9	71.9
Gain on sale of net assets of discontinued operations	—	(31.9)
Changes in operating assets and liabilities	(50.1)	(30.2)
Other, net	(1.6)	(9.5)

Net cash provided by operating activities	$13.8	$5.0

      Income and working capital performance generated cash flow from operating activities. Accounts receivable increased approximately $29.0 on higher revenue, though days sales outstanding were down slightly as we improved collection processes. Inventories increased approximately $19.0 due to increased production activity and increased raw material prices, but inventory turns remained stable. Accounts payable increased approximately $9.0 primarily due to increased inventories and related material purchases. Although operating activities did not generate enough cash in the first half of 2005 for our capital expenditures, we had a sufficient cash balance during that time period to fund these needs.

Cash provided by investing activities

	Six Months Ended

	August 27,	August 29,
Cash Flow Data—Investing Activities	2004	2003

Capital expenditures	$(25.0)	$(19.3)
Proceeds from the disposal of fixed assets	11.3	17.2
Net proceeds on the sale of net assets of discontinued operations	—	47.9
Proceeds from the sales of leased assets	—	39.8
Net proceeds from repayments of leases	22.3	1.3
Net increase in notes receivable	(4.5)	(23.6)
Other, net	1.6	1.6

Net cash provided by investing activities	$5.7	$64.9

      We generated cash from investing activities for the six months ended August 27, 2004 primarily through the repayment of customer leases.

      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For the six months ended August 27, 2004, capital expenditures were less than half of depreciation, which represented a source of cash.

      For the six months ended August 29, 2003, we generated cash from investing activities primarily from the sale of our Attwood subsidiary and from the sale of leased assets as our Financial Services subsidiary continued the implementation of its new funding strategy. The prior year increase in notes receivable was primarily due to increases in Financial Services project financing and asset-based lending to our North America dealers.

Cash used in financing activities

	Six Months Ended

	August 27,	August 29,
Cash Flow Data—Financing Activities	2004	2003

Long-term debt repayments, net	$(8.6)	$(9.4)
Short-term borrowings (repayments), net	(16.4)	0.3
Common stock issuance	0.7	0.3
Dividends paid	(17.8)	(17.7)

Net cash used in financing activities	$(42.1)	$(26.5)

      The primary use of cash in financing activities during 2005 related to the retirement of about $25.0 in debt. The decrease in debt included the pay off in Q1 2005 of about $15.0 in debt established several years ago to help fund Financial Services leases in Canada. As we changed strategies within Financial Services, we no longer needed this debt. The remaining $10.0 of debt reduction related to normal scheduled net repayments across several facilities.

      We paid common stock dividends of $0.06 per share during each of the first two quarters of 2005 and 2004. The exercise of employee stock options during Q1 and Q2 2005 generated $0.7 of cash and $0.3 of cash in Q2 2004.

      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares for the six months ended August 27, 2004 or August 29, 2003. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

      During Q2 2005, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

      During Q2 2005, no material change in our contractual obligations occurred.

Liquidity Facilities

      Our total liquidity facilities as of August 27, 2004 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	123.5

Total credit lines available	373.5
Less: borrowings outstanding	6.6

Available capacity (subject to covenant constraints)	$366.9

      Total consolidated debt as of August 27, 2004 was $329.2 consisting primarily of term notes due November 2006. Our consolidated debt to capitalization ratio was 21.6% at the end of the quarter compared to 20.3% at the end of Q2 2004. The change in the debt to capitalization ratio was primarily due to $47.5 related to our synthetic lease structure included in debt in compliance with FIN 46(R), partially offset by the retirement of about $25.0 in debt during 2005. These funds, in addition to the current cash and cash equivalents balance, cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

      Of the $63.5 of debt payments due in less than one year (as presented in the Condensed Consolidated Balance Sheets), $7.6 relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 2.53% to 7.25%. The remaining $55.9 balance relates to United States dollar notes payable obligations with interest rates ranging from 5.96% to 8.21%.

      Our obligations under the $250.0 3-year global committed bank facility are unsecured and unsubordinated. As of August 27, 2004, we had no borrowings against this facility. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100.0 by obtaining at least one commitment from one or more lenders. This facility and certain of our other financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. Although we have $366.9 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $135.0 as of August 27, 2004. We were in compliance with all covenants under this facility and our other financing and lease facilities as of the end of Q2 2005. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Services.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

      During Q2 2005, no material change in foreign exchange risk occurred.

Interest Rate Risk

      During Q2 2005, no material change in interest rate risk occurred.

Equity Price Risk

      During Q2 2005, no material change in equity price risk occurred.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 27, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of August 27, 2004, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      (b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 20, 2004, the California South Coast Air Quality Management District (“SCAQMD”) issued a Notice of Violation in connection with the transfer of Steelcase’s California operations from Tustin to the City of Industry (“COI”). As a part of the transfer of those operations, certain environmental emission permits were transferred from the Tustin facility to COI, with the intent that Tustin be assigned sufficient emission credits to conduct its wind-up operations. In connection with the permit transfer, the Tustin facility was obligated to submit quarterly reconciliations showing that the overall permit limits were met. Although Tustin facility personnel submitted the reconciliations showing that the overall permit limits had been met, the final reconciliation was submitted several days late due to an administrative oversight. Because of the late submission, the SCAQMD views the Tustin emissions as exceeding applicable limits. Potential penalties, costs or assessments have not yet been sought and cannot be estimated at this time.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on June 24, 2004. At this meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:

      Proposal to elect three Directors to serve three-year terms expiring at the 2007 annual meeting.

	For	Withheld

James P. Hackett	925,164,712	38,532,969
David W. Joos	954,470,097	9,227,584
P. Craig Welch, Jr.	947,532,718	16,164,963

      There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: William P. Crawford, Earl D. Holton, Michael J. Jandernoa, Elizabeth Valk Long, Robert C. Pew III, Peter M. Wege II and Kate Pew Wolters.

Item 6.     Exhibits

      See Exhibit Index.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ JAMES P. KEANE

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: October 6, 2004

EXHIBIT INDEX

Exhibit
No.	Description

10.25	2005-2 Amendment to the Steelcase Inc. Benefit Plan for Outside Directors

10.26	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003

10.27	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002