Form 10-Q
period 2004-11-26
STEELCASE INC
filed 2005-01-05
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2004

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

      As of December 22, 2004, Steelcase Inc. had 60,354,377 shares of Class A Common Stock and 88,163,271 shares of Class B Common Stock outstanding.

STEELCASE INC.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 26, 2004

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 26, 2004 and November 28, 2003	3

	Condensed Consolidated Balance Sheets as of November 26, 2004 and February 27, 2004	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 26, 2004 and November 28, 2003	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 6.	Exhibits	27

Signatures		28

Exhibit Index		29
Incentive Compensation Plan Stock Option Agreement for Board of Directors
Incentive Compensation Plan Stock Option Agreement for Executive Management
Incentive Compensation Plan Stock Option Agreement for Participants in France
Incentive Compensation Plan Stock Option Agreement for Participants in the United States
Incentive Compensation Plan Stock Option Agreement for Participants in the United Kingdom
Incentive Compensation Plan Restricted Stock Agreement for Board of Directors
Incentive Compensation Plan Restricted Stock Agreement Form
Incentive Compensation Plan Restricted Stock Units Agreement Form
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Section 906

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
	2004	2003	2004	2003

Revenue	$674.1	$614.5	$1,922.8	$1,782.2
Cost of sales	484.4	443.2	1,365.5	1,279.4
Restructuring costs	1.4	4.6	6.5	22.1

Gross profit	188.3	166.7	550.8	480.7
Operating expenses	181.8	170.6	530.6	506.9
Restructuring costs	0.3	2.1	2.3	6.9

Operating income (loss)	6.2	(6.0)	17.9	(33.1)
Interest expense	(5.3)	(4.0)	(16.1)	(13.9)
Other income (expense), net	4.3	(4.6)	4.2	3.6

Income (loss) from continuing operations before income tax benefit	5.2	(14.6)	6.0	(43.4)
Income tax benefit	(4.9)	(5.1)	(4.7)	(15.9)

Income (loss) from continuing operations	10.1	(9.5)	10.7	(27.5)
Income and gain from discontinued operations, net of applicable taxes	—	—	1.0	22.7

Net income (loss)	$10.1	$(9.5)	$11.7	$(4.8)

Basic and diluted per share data:
Income (loss) from continuing operations	$0.07	$(0.06)	$0.07	$(0.18)
Income and gain from discontinued operations	—	—	0.01	0.15

Earnings	$0.07	$(0.06)	$0.08	$(0.03)

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 26,	February 27,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$271.9	$262.2
Accounts receivable, net	406.5	362.2
Notes receivable and investment in leases, net	63.9	75.4
Inventories	133.7	114.4
Other current assets	122.1	127.8

Total current assets	998.1	942.0
Property and equipment, net	658.6	713.8
Notes receivable and investment in leases, net	44.2	65.8
Company owned life insurance	183.1	177.9
Goodwill and other intangible assets, net	291.8	298.3
Other assets	180.3	152.6

Total assets	$2,356.1	$2,350.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180.2	$161.8
Short-term borrowings and current portion of long-term debt	66.5	34.4
Accrued expenses:
Employee compensation	107.1	94.0
Employee benefit plan obligations	30.7	33.9
Other	220.9	219.2

Total current liabilities	605.4	543.3

Long-term liabilities:
Long-term debt	258.6	319.6
Employee benefit plan obligations	239.1	241.0
Other long-term liabilities	42.7	41.2

Total long-term liabilities	540.4	601.8

Total liabilities	1,145.8	1,145.1

Shareholders’ equity:
Common stock	297.6	289.8
Accumulated other comprehensive loss	(29.1)	(43.5)
Deferred compensation—restricted stock	(3.6)	(1.4)
Retained earnings	945.4	960.4

Total shareholders’ equity	1,210.3	1,205.3

Total liabilities and shareholders’ equity	$2,356.1	$2,350.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended

	November 26,	November 28,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$11.7	$(4.8)
Depreciation and amortization	95.8	106.8
Gain on sale of net assets of discontinued operations	—	(31.9)
Changes in operating assets and liabilities	(59.2)	(36.3)
Other, net	(14.0)	29.3

Net cash provided by operating activities	34.3	63.1

INVESTING ACTIVITIES
Capital expenditures	(37.0)	(29.8)
Proceeds from the disposal of fixed assets	16.4	17.8
Net proceeds on the sale of net assets of discontinued operations	—	47.9
Proceeds from the sales of leased assets	3.3	39.8
Net proceeds from repayments of leases	27.8	5.3
Net (increase) decrease in notes receivable	8.3	(21.5)
Other, net	2.6	(8.4)

Net cash provided by investing activities	21.4	51.1

FINANCING ACTIVITIES
Long-term debt repayments, net	(4.2)	(14.9)
Short-term borrowings (repayments), net	(25.1)	(2.7)
Common stock issuance	3.2	0.4
Dividends paid	(26.7)	(26.6)

Net cash used in financing activities	(52.8)	(43.8)

Effect of exchange rate changes on cash and cash equivalents	6.8	1.8

Net increase in cash and cash equivalents	9.7	72.2
Cash and cash equivalents, beginning of period	262.2	128.9

Cash and cash equivalents, end of period	$271.9	$201.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2004 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority owned subsidiaries.

      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3 2005 references the third quarter of fiscal 2005. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

      As discussed in Form 10-K and the previous 10-Qs of 2005, we consolidated the financial results of certain North America and International dealers during Q1 2005 and Q2 2005. The consolidation of these dealers had the effect of increasing Q3 2005 revenue by $19.8, cost of sales by $14.6 and operating expenses by $6.5. In addition, the consolidation of these dealers increased year-to-date revenue by $56.7, cost of sales by $37.5 and operating expenses by $21.0. There was no material effect on operating income or net income as either earnings do not accrue to the class of stock we own or these dealers were previously accounted for under the equity method of accounting.

2.	NEW ACCOUNTING STANDARDS

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003—FSP 106-2

      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. Based on current regulations, we expect we will qualify for a subsidy of $1.2 in fiscal 2007 and up to $1.9 in future years. We adopted the provisions of this pronouncement in Q3 2005. See Note 8 for more information.

Share-Based Payment—SFAS No. 123(R)

      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in Q3 2006 for awards issued beginning June 15, 2005. Since we previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123 (see Note 4), we do not expect our financial statements will be materially impacted by SFAS No. 123(R).

Inventory Costs an amendment of ARB No. 43, Chapter 4— SFAS No. 151

      SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter  4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, this Statement clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. This Statement is effective for inventory costs incurred during 2007 and earlier application is permitted. We believe our current accounting policies closely align to the new rules. Accordingly, we do not believe this new standard will have a material impact on our financial statements.

Exchanges of Nonmonetary Assets— an amendment of APB Opinion No. 29— SFAS No. 153

      SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in Q3 2006 and is not expected to have a significant impact on our financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.     EARNINGS (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
Components of Earnings (Loss) Per Share	2004	2003	2004	2003

Numerator:
Income (loss) from continuing operations	$10.1	$(9.5)	$10.7	$(27.5)
Income and gain from discontinued operations	—	—	1.0	22.7

Net income numerator for both basic and diluted EPS	$10.1	$(9.5)	$11.7	$(4.8)

Denominators:
Denominator for basic EPS— weighted average common shares outstanding	147.9	147.6	147.8	147.6
Potentially dilutive shares resulting from stock incentive plan awards(1)	0.3	0.2	0.3	0.1
Denominator for diluted EPS(1)	148.2	147.8	148.1	147.7

(1)	The denominator for basic earnings per share (“EPS”) is used for calculating EPS for Q3 2004 and the nine month period then ended because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.

      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 5.8 million shares related to outstanding stock incentive plan awards as of Q3 2005 and for the nine month period then ended and 8.7 million as of Q3 2004 and for the nine month period then ended because those shares or potential shares were anti-dilutive.

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

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
SFAS No. 123 Pro Forma Data	2004	2003	2004	2003

Net income (loss), as reported	$10.1	$(9.5)	$11.7	$(4.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.1	1.5	0.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.3)	(1.4)	(4.1)	(4.6)

Pro forma net income (loss)	$9.3	$(10.8)	$9.1	$(9.0)

Earnings per share:
Basic and diluted — as reported	$0.07	$(0.06)	$0.08	$(0.03)

Basic and diluted — pro forma	$0.06	$(0.07)	$0.06	$(0.06)

5.     COMPREHENSIVE INCOME (LOSS)

      Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
Components of Comprehensive Income (Loss)	2004	2003	2004	2003

Net income (loss)	$10.1	$(9.5)	$11.7	$(4.8)
Other comprehensive income:
Foreign currency translation	16.6	(1.9)	15.2	6.2
Derivative adjustments, net of tax	(2.2)	0.3	(0.9)	0.8
Minimum pension liability	(0.2)	(0.4)	0.1	(0.4)

Total	14.2	(2.0)	14.4	6.6

Comprehensive income (loss)	$24.3	$(11.5)	$26.1	$1.8

      In 2005, foreign currency translation of $16.6 for the three months ended November 26, 2004 is primarily due to the weakening of the U.S. dollar against the Canadian dollar. There were no unusual transactions within the categories of other comprehensive income during 2005.

      In 2004, foreign currency translation of $6.2 for the nine months ended November 28, 2003 included the realization of $4.1 of currency translation losses related to our Brazilian operations, which accumulated over many years. The remainder of the 2004 amount in foreign currency translation related to net unrealized foreign currency translation gains.

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

	November 26,	February 27,
Inventories	2004	2004

Finished goods	$67.6	$58.3
Work in process	31.2	29.7
Raw materials	61.6	51.7

	160.4	139.7
LIFO reserve	(26.7)	(25.3)

	$133.7	$114.4

      The portion of inventories determined by the LIFO method aggregated $51.4 as of November 26, 2004 and $49.0 as of February 27, 2004.

7.     Goodwill and Other Intangible Assets

      There were no acquisitions, dispositions, adjustments or impairments of goodwill during 2005. A summary of goodwill, by business segment and category, is as follows:

November 26,
Goodwill by Business Segment and Category	2004

North America	$45.1
Steelcase Design Partnership	63.2
International	42.5
Other	59.4

Total	$210.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

      As of November 26, 2004 and February 27, 2004, our other intangible assets and related accumulated amortization consisted of the following:

		November 26, 2004			February 27, 2004

	Estimated
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	9–14	$48.7	$12.9	$35.8	$48.7	$9.3	$39.4
Trademarks	5–10	32.5	23.4	9.1	32.5	21.5	11.0
Non-compete agreements	3	1.9	1.9	—	1.9	1.6	0.3
Other	5–7	8.8	4.3	4.5	8.8	3.6	5.2

Total		91.9	42.5	49.4	91.9	36.0	55.9
Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$124.1	$42.5	$81.6	$124.1	$36.0	$88.1

      In Q3 2005, we recorded amortization expense of $2.0 on intangible assets subject to amortization compared to $2.3 in Q3 2004. For the nine months ended November 26, 2004, we recorded amortization expense of $6.5 compared to $7.3 for the nine months ended November 28, 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2005	$8.5
2006	7.4
2007	7.4
2008	7.2
2009	7.2

      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

8.     EMPLOYEE BENEFIT PLAN OBLIGATIONS

      In Q3 2005, we recorded a curtailment gain of $2.2 in our post-retirement plans related to workforce reductions in one of our North America wood plants.

      In connection with FSP 106-2 (see Note 2), we remeasured our accumulated post-retirement benefit obligation (“APBO”) as of September 1, 2004 to consider the effects of the Medicare Subsidy Act and the curtailment. As a result, the APBO decreased approximately $19.0 due to the Medicare subsidy and $18.0 due to other assumption changes. The net expense for Q3 2005 decreased $1.2 due to the remeasurement. Based on the Medicare Subsidy Act, trends and recent

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

experience, key assumptions revised to determine the APBO and the net expense in the September 1, 2004 valuation versus the February 27, 2004 valuation are as follows:

	September 1, 2004	February 27, 2004
Assumption	Valuation	Valuation

Discount rate	6.0%	6.1%
Healthcare inflation	12% declining to 4.5% over 12 years	11% declining to 4.5% over 8 years
Retiree participation	60%-70%	90%

	Three Months Ended				Nine Months Ended

	Pension Plans		Post-retirement Plans		Pension Plans

	November 26,	November 28,	November 26,	November 28,	November 26,	November 28,
Components of Expense	2004	2003	2004	2003	2004	2003

Components of expense:
Service cost	$0.7	$0.6	$0.6	$1.0	$2.0	$1.7
Interest cost	1.1	1.0	3.1	3.6	3.4	3.1
Amortization of prior year service cost (gain)	—	0.1	(1.3)	(1.0)	0.2	0.5
Expected return on plan assets	(0.8)	(0.6)	—	—	(2.3)	(1.9)
Adjustment due to plan curtailment	—	—	(2.2)	(1.0)	—	0.1
Adjustment due to plan settlement	—	—	—	—	—	(0.2)
Amortization of unrecognized net actuarial loss	0.2	0.1	0.6	0.9	0.6	0.3

Net expense	$1.2	$1.2	$0.8	$3.5	$3.9	$3.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended

	Post-retirement Plans

	November 26,	November 28,
Components of Expense	2004	2003

Components of expense:
Service cost	$2.6	$3.2
Interest cost	9.9	10.9
Amortization of prior year service cost (gain)	(4.1)	(2.9)
Expected return on plan assets	—	—
Adjustment due to plan curtailment	(2.2)	(2.9)
Adjustment due to plan settlement	—	—
Amortization of unrecognized net actuarial loss	2.9	2.7

Net expense	$9.1	$11.0

      As of February 27, 2004 we expected to contribute approximately $13.0 to our pension and post-retirement medical plans during 2005. As of November 26, 2004, contributions of approximately $12.7 have been made. Based upon updated actuarial information, we anticipate contributing an additional $3.2 in 2005, for a total of $15.9 of benefit payments related to our pension and post-retirement medical plans.

9.	RESTRUCTURING CHARGES

      During Q3 2005, we continued efforts to reduce our cost structure by restructuring certain areas of our business. Restructuring activities can include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain businesses. Costs

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

associated with these activities include, but are not limited to, severance, asset impairments and lease impairments. Restructuring costs are summarized in the following table:

	Fiscal 2005

Restructuring Charges	Q1	Q2	Q3	Total

Cost of sales:
North America	$3.6	$2.8	$0.8	$7.2
International	(0.8)	(1.3)	0.4	(1.7)
Other	0.8	—	0.2	1.0

	3.6	1.5	1.4	6.5

Operating expenses:
North America	1.0	—	—	1.0
International	0.5	0.5	(0.1)	0.9
Other	—	—	0.4	0.4

	1.5	0.5	0.3	2.3

Total	$5.1	$2.0	$1.7	$8.8

      See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for explanations of Q3 2005 and year-to-date restructuring charges.

      Below is a reconciliation of the restructuring reserve for activity during 2005:

		Business Exit
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 27, 2004	$12.2	$9.9	$22.1
Additions	7.0	1.8	8.8
Payments	(11.9)	(3.5)	(15.4)
Adjustments	(0.1)	2.8	2.7

Reserve balance as of November 26, 2004	$7.2	$11.0	$18.2

      At the beginning of 2005, approximately 820 positions remained to be eliminated primarily relating to North America wood manufacturing and International rationalization activities announced prior to February 28, 2004. As of November 26, 2004, 145 of these positions remain to be eliminated with additional reserves recorded during the remainder of 2005, as required and appropriate. Additions, payments and adjustments to the workforce reductions reserve related to these activities are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During Q3 2005, reserves for workforce reductions were taken for approximately 100 positions for additional restructuring activities announced within the Company.

      The reserve balance as of November 26, 2004 for business exit and related costs primarily relates to asset impairments and plant consolidation costs within our International and North America segments.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.     COMMON STOCK

Incentive Compensation Plan

      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Company granted 275,250 restricted shares of stock and 37,500 restricted stock units (“RSUs”) during 2005. During 2004, 220,000 restricted shares of stock and 48,000 restricted stock units (“RSUs”) were granted. Restricted stock shares and RSUs vest over a three-year period and may be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. When the RSUs vest, they will be converted to unrestricted common stock shares. As of November 26, 2004, restricted shares forfeited totaled 10,750 and RSU’s forfeited totaled 15,000. The aggregate market value of the restricted stock shares at the date of issuance of $3.7 in 2005 and $2.1 in 2004 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the market value of the shares at the grant date.

      In 2005, the Company established a program to provide performance share unit awards (“PSUs”) under the Compensation Plan. The performance measure for these awards is based on a cumulative three-year cash flow calculation as defined by the Compensation Plan. After completion of the performance period, one-third of the PSUs earned under the agreement will vest and convert into common shares of stock. The remaining two-thirds of the PSUs will be converted into restricted stock and will vest equally at the end of each of the two years following conversion. The target award granted in 2005 was 207,000 PSUs. As of November 26, 2004, PSUs forfeited totaled 19,000. PSUs are expensed over the five-year performance and vesting period based on the market value of the shares at the target award grant date and an estimated number of shares to be issued. The actual number of common shares that ultimately may be issued ranges from zero to 376,000 shares based on actual performance levels.

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

      The SDP segment includes the following companies and their brands: Brayton International, The Designtex Group, Office Details Inc., Metropolitan Furniture Corporation and Vecta. These companies focus on higher-end design furniture products and niche applications for lobby and reception areas, conference rooms, private offices, health care and learning environments, as well as the design and distribution of surface materials and ergonomic tools for the workplace.

      Our International segment consists of manufacturing operations, sales activities and the activities of our consolidated dealers outside the United States and Canada, and includes the Company’s Steelcase and Werndl brands.

      The Other category includes Financial Services, PolyVision and IDEO subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to customers to facilitate the purchase of our products and provides selected financing services to our

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO Inc. provides product design and innovation services. Approximately 85% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category. During 2004, we sold substantially all of the net assets of our marine hardware and accessories business, Attwood Corporation. The operating results of this business, formerly included within the Other category, and any post-closing adjustments have been segregated and reported as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
Operating Segment Income Statement Data	2004	2003	2004	2003

Revenue
North America	$368.8	$336.4	$1,062.5	$978.6
Steelcase Design Partnership	83.0	70.3	234.1	210.7
International	155.5	148.2	421.6	398.5
Other	66.8	59.6	204.6	194.4

Consolidated revenue	$674.1	$614.5	$1,922.8	$1,782.2

Operating income (loss)
North America	$2.6	$(2.3)	$6.3	$(18.2)
Steelcase Design Partnership	7.7	3.0	18.8	10.5
International	(1.0)	(1.6)	(5.3)	(18.0)
Other	(3.1)	(5.1)	(1.9)	(7.4)

Consolidated operating income (loss)	$6.2	$(6.0)	$17.9	$(33.1)

	November 26,	February 27,
Operating Segment Balance Sheet Data	2004	2004

Total assets
North America	$1,131.6	$1,130.5
Steelcase Design Partnership	147.6	137.1
International	516.9	454.5
Other	560.0	628.3

Consolidated total assets	$2,356.1	$2,350.4

12.     GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds

      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.4 are recorded as of November 26, 2004 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002. During Q2 2005, we were released from a $10.0 obligation under a dealer loan guarantee due to the renegotiation of a bank facility by the dealer.

      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers and a joint venture. Under these agreements, we are liable to make financial

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

      Where we have supplied performance bonds related to a joint venture, we require any significant subcontractors to supply us with performance bonds to provide coverage in the event they cause a performance failure or delay. Performance bonds supplied by subcontractors totaled $40.0 as of November 26, 2004, which reduces our risk of exposure. Additionally, our joint venture agreement requires our partner to share in any losses related to these performance bonds. Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.3 are recorded as of November 26, 2004 to cover potential losses.

      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	November 26,	February 27,
	2004	2004

Performance bonds—joint ventures	$60.9	$65.5
Performance bonds—dealers	11.4	5.4
Guarantees with dealers and joint ventures	4.8	19.3
Guarantees—other	2.9	4.2

Total	$80.0	$94.4

Product Warranty

      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 27, 2004	20.9
Accruals for warranty charges	5.3
Settlements and adjustments	(3.8)

Balance as of November 26, 2004	$22.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended				Nine Months Ended

Income Statement Data	November 26,		November 28,		November 26,		November 28,
	2004		2003		2004		2003

Revenue	$674.1	100.0%	$614.5	100.0%	$1,922.8	100.0%	$1,782.2	100.0%
Cost of sales	484.4	71.9	443.2	72.1	1,365.5	71.0	1,279.4	71.8
Restructuring costs	1.4	0.2	4.6	0.8	6.5	0.4	22.1	1.2

Gross profit	188.3	27.9	166.7	27.1	550.8	28.6	480.7	27.0
Operating expenses	181.8	27.0	170.6	27.8	530.6	27.6	506.9	28.4
Restructuring costs	0.3	—	2.1	0.3	2.3	0.1	6.9	0.4

Operating income (loss)	6.2	0.9	(6.0)	(1.0)	17.9	0.9	(33.1)	(1.8)
Non-operating items, net	(1.0)	(0.1)	(8.6)	(1.4)	(11.9)	(0.6)	(10.3)	(0.6)

Income (loss) from continuing operations before income tax benefit	5.2	0.8	(14.6)	(2.4)	6.0	0.3	(43.4)	(2.4)
Income tax benefit	(4.9)	(0.7)	(5.1)	(0.8)	(4.7)	(0.2)	(15.9)	(0.9)

Income (loss) from continuing operations	10.1	1.5	(9.5)	(1.6)	10.7	0.6	(27.5)	(1.5)
Discontinued operations, net	—	—	—	—	1.0	—	22.7	1.3

Net income (loss)	$10.1	1.5%	$(9.5)	(1.6)%	$11.7	0.6%	$(4.8)	(0.2)%

Overview

      Revenue increased 9.7% in Q3 2005 compared to the same period last year and 3.5% compared to Q2 2005. As compared to Q3 2004, revenue in Q3 2005 benefited by $19.8 from dealers consolidated in 2005, $11.2 from favorable currency translation effects in our International segment and $9.6 from the impact of the steel surcharge implemented in our North America segment during Q1 2005.

      Incoming orders increased during Q3 2005 across all business segments and our backlog was relatively strong at the end of the quarter. However, competition remains intense in all major markets.

      Year-to-date revenue increased 7.9% compared to the same period last year and included $56.7 from dealers consolidated in 2005, $31.0 from favorable currency translation effects in our International segment and $18.2 from the Company’s steel surcharge.

      Cost of sales of 71.9% in Q3 2005 improved 0.2 percentage points over 72.1% in the prior year. The cost of sales improvement was primarily driven by productivity gains, benefits of previous restructuring activities and continued cost containment. However, cost of sales as a percentage of revenue was negatively impacted by increased discounts in North America, increases in the cost of certain raw materials, disruptions due to the restructuring of our North America wood business and inventory adjustments.

      During Q3 2005, North America and many of the SDP companies announced an average 4.5% list price increase, which will begin to take effect during Q4 2005. This is an annual increase, and the amount of the increase considers the inflationary pressures we are experiencing in material costs. We expect the impact of the list price adjustment will be immaterial to Q4 2005 results, and is expected to build from quarter to quarter during 2006. The steel surcharge will continue until steel prices consistently fall below certain levels for a specific period of time.

      Operating expenses increased $11.2 in Q3 2005 compared to Q3 2004. This increase includes $6.5 related to the newly consolidated dealers and $3.3 in unfavorable currency translation effects. Operating expenses in Q3 2005 improved as a percent of revenue over the prior year due to continued cost control, higher revenue and favorable adjustments related to product liability accruals and credit reserve reductions. These factors were partially offset by increases in variable compensation expense and product development and launch costs.

      Year-to-date operating expenses included $9.7 in unfavorable currency translation effects and $21.0 related to the newly consolidated dealers compared to the same period in 2004.

      Restructuring costs included in operating income during Q3 2005 and for the nine month period then ended are significantly lower compared to the same periods of the prior year. Restructuring charges for the current quarter are net of $2.2 of curtailment gains for post-retirement medical and pension benefits. Further detail of the restructuring costs is found in the segment discussion which follows.

      Non-operating items, net, improved in Q3 2005 compared to Q3 2004 primarily due to $3.2 of gains recognized on venture investments. See more information regarding these gains in the Interest Expense; Other Income (Expense), Net; and Income Taxes section below.

      During Q1 and Q2 2005, the income tax provision was 30.0% of income from continuing operations before income taxes. However, in Q3 2005 the income tax benefit was 94.2% of income from continuing operations before income taxes due to a $6.5 reduction in a specific tax reserve. The tax reserve was originally recorded in response to a fiscal 1997 tax deduction that was later rejected by the IRS. At the time of the rejection, we recorded a reserve for the total amount of the deduction while we challenged the IRS’s decision. During Q3 2005, the Tax Court ruled favorably on a similar case related to another company. Because we believe this precedent supports our position, we reduced the original reserve.

      We continue to believe our estimate of taxable income for the year will result in an effective tax rate of approximately 30.0%. While we anticipate our long-term effective tax rate to be approximately 37.0% to 38.0%, it can vary from year to year, particularly in years with lower absolute profitability. When profits are low, the permanent tax items have a greater effect on a percentage basis.

      Net income for Q3 2005 was $10.1, an improvement compared to the net loss of $9.5 in Q3 2004. On a year-to-date basis, net income was $11.7 compared to a loss of $4.8 in the prior year. The prior year loss included income and gain from discontinued operations, net of applicable taxes, of $22.7 related to the sale of Attwood Corporation, our marine hardware and accessories business.

      As mentioned in Note 1 to the condensed consolidated financial statements, the consolidation of two North America dealers and nine International dealers had no material effect on our Q3 2005 or year-to-date operating income and net income.

Interest Expense and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended

Interest Expense and Other Income	November 26,	November 28,	November 26,	November 28,
(Expense), Net	2004	2003	2004	2003

Interest expense	$(5.3)	$(4.0)	$(16.1)	$(13.9)

Other income (expense), net:
Interest income	$1.5	$0.7	$4.0	$2.6
Gain on sales of leased assets	0.2	—	0.2	2.8
Gain (loss) on dealer transitions	0.6	(2.1)	0.6	(8.2)
Gain (loss) on disposal of property and equipment	—	(0.2)	—	9.7
Miscellaneous, net	2.0	(3.0)	(0.6)	(3.3)

Total other income (expense), net	$4.3	$(4.6)	$4.2	$3.6

Total non-operating items, net	$(1.0)	$(8.6)	$(11.9)	$(10.3)

      The $7.6 improvement in non-operating items, net, in Q3 2005 compared to the same period in the prior year was primarily due to the following:

•	A $5.0 improvement in miscellaneous, net. This improvement was primarily due to gains totaling $3.2 related to a gain on the sale of a venture investment and our share of profits in a particular joint venture;

•	A $2.7 improvement in gain (loss) on dealer transitions. The $0.6 gain on dealer transitions in Q3 2005 was primarily due to the equity return of a European dealer transition. The Q3 2004 loss of $2.1 was primarily due to a $2.4 lease impairment related to a 2004 North America dealer transition; and

•	A $0.8 improvement in interest income. This improvement was primarily due to higher cash balances and higher interest rates.

•	These increases were partially offset by an increase in interest expense. Interest expense increased $1.3 in Q3 2005 compared to Q3 2004 primarily due to additional interest associated with our synthetic lease structure, which was included in debt in compliance with FIN 46(R) beginning February 27, 2004.

      During the nine months ended November 28, 2003, we sold substantial portions of our lease portfolio netting a gain of $2.8. These sales were in connection with the implementation of a new leasing strategy for our Financial Services business.

      The loss on dealer transitions during the nine months ended November 28, 2003 primarily related to an International dealer transition investment originally made in 1999. We took over full ownership of this dealer during Q3 2004 and reduced the carrying value of the investment to the net book value of the underlying tangible assets, which approximated its fair value.

      Also during the nine months ended November 28, 2003, we recorded a $9.7 gain on disposal of property and equipment. This included the sale of property in the United Kingdom for net cash proceeds of about $11.5 and a pre-tax non-operating gain of $7.0. This facility was idle for about three years as a result of prior restructuring activities. The remainder of the $9.7 primarily related to the sale of the final portion of our Tustin, California property.

Business Segment Review

      See additional information regarding our business segments in Note 11 of the condensed consolidated financial statements.

North America

	Three Months Ended				Nine Months Ended

Income Statement Data	November 26,		November 28,		November 26,		November 28,
—North America	2004		2003		2004		2003

Revenue	$368.8	100.0%	$336.4	100.0%	$1,062.5	100.0%	$978.6	100.0%
Cost of sales	281.9	76.5	257.1	76.4	800.4	75.3	747.8	76.4
Restructuring costs	0.8	0.2	2.9	0.9	7.2	0.7	8.2	0.9

Gross profit	86.1	23.3	76.4	22.7	254.9	24.0	222.6	22.7
Operating expenses	83.5	22.6	78.7	23.4	247.6	23.3	238.3	24.4
Restructuring costs	—	—	—	—	1.0	0.1	2.5	0.2

Operating income (loss)	$2.6	0.7%	$(2.3)	(0.7)%	$6.3	0.6%	$(18.2)	(1.9)%

      North America revenue accounted for 54.7% of consolidated revenue in Q3 2005, or 55.3% year-to-date, and increased 9.6% versus the prior year quarter. Compared to Q3 2004, revenue in Q3 2005 included $15.1 of additional revenue from the new dealers consolidated in 2005 and $9.6 related to the steel surcharge implemented during Q1 2005. The increase in North America revenue was driven in part by growth in revenue to our large customers. Competitive pressures remain high, especially on larger projects, and average discounts on Q3 2005 shipments increased versus Q3 2004.

      Year-to-date revenue included $43.9 of additional revenue from the new dealers and $18.2 related to the steel surcharge compared to the same period last year.

      Gross profit percentage improved 0.6 percentage points in the quarter versus Q3 2004 primarily as a result of benefits realized in cost of sales from prior restructuring activities and lower restructuring costs, largely offset by increases in discounts and raw material costs. Restructuring costs related to cost of sales recorded in Q3 2005 included $2.2 of severance charges due to the previously announced consolidation of our wood manufacturing plants and $0.8 of asset impairment costs, partially offset by $2.2 of curtailment gains for post-retirement medical and pension benefits. The prior year quarter’s restructuring costs related to asset impairment charges due to plant consolidations and production line relocations. We expect to complete the consolidation of our wood manufacturing plants during Q4 2005.

      The improvement in operating expenses as a percentage of revenue in Q3 2005 compared to Q3 2004 was primarily a result of continued cost control and higher volume, partially offset by an increase in variable compensation expense and $4.3 from the newly consolidated dealers. On a year-to-date basis, the newly consolidated dealers increased operating expenses by $13.4.

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

Steelcase Design Partnership

	Three Months Ended				Nine Months Ended

Income Statement Data
—Steelcase Design Partnership	November 26, 2004		November 28, 2003		November 26, 2004		November 28, 2003

Revenue	$83.0	100.0%	$70.3	100.0%	$234.1	100.0%	$210.7	100.0%
Cost of sales	51.8	62.4	45.1	64.1	144.8	61.9	132.3	62.8

Gross profit	31.2	37.6	25.2	35.9	89.3	38.1	78.4	37.2
Operating expenses	23.5	28.3	21.5	30.6	70.5	30.1	67.2	31.9
Restructuring costs	—	—	0.7	1.0	—	—	0.7	0.3

Operating income	$7.7	9.3%	$3.0	4.3%	$18.8	8.0%	$10.5	5.0%

      SDP revenue increased 18.1% compared to Q3 2004 and accounted for 12.3% of consolidated revenue in Q3 2005, and 12.2% year-to-date. Higher volume during the quarter was driven by strong demand for core products across all SDP companies.

      Gross profit increased 1.7 percentage points versus Q3 2004. SDP’s 37.6% gross profit remains the strongest of our three segments. The lower margins in the prior year quarter were primarily due to higher reserves for slow moving inventory in the fabric and wall covering business.

      Operating expenses during the quarter and for the year decreased as a percent of revenue compared to the prior year periods. This decrease was primarily due to higher revenue and continued cost control partially offset by higher variable compensation expenses.

      Restructuring costs recorded in Q3 2004 related to lease impairments on facilities no longer in use.

International

	Three Months Ended				Nine Months Ended

Income Statement Data
—International	November 26, 2004		November 28, 2003		November 26, 2004		November 28, 2003

Revenue	$155.5	100.0%	$148.2	100.0%	$421.6	100.0%	$398.5	100.0%
Cost of sales	110.0	70.7	104.4	70.5	295.1	70.0	283.6	71.2
Restructuring costs	0.4	0.3	1.7	1.1	(1.7)	(0.4)	13.9	3.5

Gross profit	45.1	29.0	42.1	28.4	128.2	30.4	101.0	25.3
Operating expenses	46.2	29.7	43.0	29.0	132.6	31.4	118.0	29.6
Restructuring costs	(0.1)	(0.1)	0.7	0.5	0.9	0.2	1.0	0.2

Operating loss	$(1.0)	(0.6)%	$(1.6)	(1.1)%	$(5.3)	(1.2)%	$(18.0)	(4.5)%

      International revenue represented 23.1% of consolidated revenue in Q3 2005, or 21.9% year-to-date, and increased 4.9% compared to the same period in the prior year. As compared to Q3 2004, revenue in Q3 2005 benefited by $11.2 from favorable currency translation effects and included $4.7 of additional revenue from newly consolidated dealers. Pricing pressure remains high in all major markets.

      Year-to-date revenue increased 5.8% and included $31.0 from favorable currency translation effects and $12.8 from dealers consolidated in 2005 compared to the same period last year.

      Gross profit was 29.0% of revenue in the quarter, a 0.6 percentage point improvement versus Q3 2004. The increase in margins in the current quarter was primarily due to lower restructuring costs and the benefits realized in cost of sales from prior restructuring activities, partially offset by inventory and other adjustments that increased cost of sales during Q3 2005.

      Restructuring costs related to cost of sales in Q3 2005 included severance costs for workforce reductions. Restructuring costs in Q3 2004 included charges for facility rationalization.

      Operating expenses in the quarter increased versus the prior year, primarily due to $3.3 of unfavorable currency translation effects and $2.2 due to the newly consolidated dealers. Operating expenses in Q3 2005 also included approximately $1.0 in costs associated with Orgatec, the industry’s bi-annual international trade show, and increased product development and launch costs.

      On a year-to-date basis, operating expenses increased due to $9.7 of unfavorable currency translation effects and $7.6 due to the newly consolidated dealers compared to the same period in 2004. On a year-to-date basis, 2005 operating expenses also included approximately $2.0 in costs associated with Orgatec.

      We expect to record higher restructuring costs related to operating expenses during Q4 2005 as a result of recently launched restructuring activities in France, in addition to costs associated with previously launched restructuring activities in Germany and France.

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

Other

	Three Months Ended		Nine Months Ended

	November 26,	November 28,	November 26,	November 28,
Income Statement Data—Other	2004	2003	2004	2003

Revenue	$66.8	$59.6	$204.6	$194.4
Restructuring costs	0.6	0.7	1.4	2.7
Operating income (loss)	(3.1)	(5.1)	(1.9)	(7.4)

      Other revenue represented 9.9% of consolidated revenue in Q3 2005, or 10.6% year-to-date. Revenue and operating income increased in Q3 2005 compared to Q3 2004 primarily due to increased revenue and operating improvements at our PolyVision and IDEO subsidiaries.

      Restructuring costs included in Q3 2005 and 2004 included severance costs for workforce reductions.

      Our Financial Services subsidiary provides lease financing to end customers and various forms of financing to our dealers. Our underlying net investment in leases represents multiple leases to individual end customers and there are some concentrations of credit risk with certain customers. We have processes that allow us to monitor and react quickly to changes in the credit quality of our lease customers. The overall credit quality of our portfolio improved during the first nine months of 2005 and our risk of exposure decreased as customers became more financially stable. Additionally, we were able to reduce some previously established credit reserves by approximately $3.2, net, year-to-date due to the improved performance of specific lessees. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America to whom we extend financing. Although we believe reserves are adequate in total, deterioration in the financial stability of larger customers and dealers would likely require us to record additional charges and reserves.

Liquidity and Capital Resources

      The following table summarizes our statement of cash flows for the nine months ended November 26, 2004 and November 28, 2003:

	Nine Months Ended

	November 26,	November 28,	Increase
	2004	2003	(Decrease)

Net cash flow provided by (used in):
Operating activities	$34.3	$63.1	$(28.8)
Investing activities	21.4	51.1	(29.7)
Financing activities	(52.8)	(43.8)	(9.0)
Effect of exchange rate changes on cash and cash equivalents	6.8	1.8	5.0

Net increase (decrease) in cash and cash equivalents	9.7	72.2	(62.5)
Cash and cash equivalents, beginning of period	262.2	128.9	133.3

Cash and cash equivalents, end of period	$271.9	$201.1	$70.8

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

      In general, cash balances are held in the United States in U.S. dollars. We do have the U.S. dollar equivalent of $51.7 in Canada, most of which is denominated in Canadian dollars.

      The effect of exchange rate changes on cash and cash equivalents of $6.8 for the nine months ended November 26, 2004 was primarily related to the cash in Canada.

Cash provided by operating activities

	Nine Months Ended

	November 26,	November 28,
Cash Flow Data—Operating Activities	2004	2003

Net income	$11.7	$(4.8)
Depreciation and amortization	95.8	106.8
Gain on sale of net assets of discontinued operations	—	(31.9)
Changes in operating assets and liabilities	(59.2)	(36.3)
Other, net	(14.0)	29.3

Net cash provided by operating activities	$34.3	$63.1

      As our volume increased during the nine months ended November 26, 2004, working capital needs increased. However, our working capital efficiency improved primarily driven by a decrease in days sales outstanding. For the nine months ended November 26, 2004, accounts receivable increased on higher revenue, whereas days sales outstanding decreased. Inventories increased due to increased production activity and increased raw material prices, while inventory turns increased. Accounts payable increased primarily due to increased inventories and related material purchases, while days payables outstanding remained relatively stable. Although operating activities did not generate enough cash for our capital expenditures on a year-to-date basis, we had a sufficient cash balance to fund these needs.

Cash provided by investing activities

	Nine Months Ended

	November 26,	November 28,
Cash Flow Data—Investing Activities	2004	2003

Capital expenditures	$(37.0)	$(29.8)
Proceeds from the disposal of fixed assets	16.4	17.8
Net proceeds on the sale of net assets of discontinued operations	—	47.9
Proceeds from the sales of leased assets	3.3	39.8
Net proceeds from repayments of leases	27.8	5.3
Net (increase) decrease in notes receivable	8.3	(21.5)
Other, net	2.6	(8.4)

Net cash provided by investing activities	$21.4	$51.1

      We generated cash from investing activities for the nine months ended November 26, 2004 primarily through the repayment of customer leases in addition to the receipt of payments on notes receivable.

      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For the nine months ended November 26, 2004, capital expenditures were less than half of depreciation, which represented a source of cash.

      For the nine months ended November 28, 2003, we generated cash from investing activities primarily from the sale of our Attwood subsidiary and from the sale of leased assets as our Financial Services subsidiary continued the implementation of its new funding strategy. The prior year increase in notes receivable was primarily due to increases in Financial Services project financing and asset-based lending to our North America dealers.

Cash used in financing activities

	Nine Months Ended

	November 26,	November 28,
Cash Flow Data—Financing Activities	2004	2003

Long-term debt repayments, net	$(4.2)	$(14.9)
Short-term borrowings (repayments), net	(25.1)	(2.7)
Common stock issuance	3.2	0.4
Dividends paid	(26.7)	(26.6)

Net cash used in financing activities	$(52.8)	$(43.8)

      The primary use of cash in financing activities during 2005 related to the retirement of debt and the payment of dividends. We retired about $29.0 in debt during 2005 including the pay off in Q1 2005 of about $15.0 in debt established several years ago to help fund Financial Services leases in Canada. As we changed strategies within Financial Services, we no longer needed this debt. The remaining $14.0 of debt reduction related to normal scheduled net repayments across several facilities.

      We paid common stock dividends of $0.06 per share during each of the first three quarters of 2005 and 2004. The exercise of employee stock options during 2005 generated $3.2 of cash and $0.4 of cash in 2004.

      The Board of Directors has authorized share repurchases of up to 11 million shares. To date, we have repurchased approximately 7.2 million shares. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments. We did not repurchase any common shares during Q3 2005.

Off-Balance Sheet Arrangements

      During Q3 2005, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

      During Q3 2005, no material change in our contractual obligations occurred.

Liquidity Facilities

      Our total liquidity facilities as of November 26, 2004 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	132.8

Total credit lines available	382.8
Less: borrowings outstanding	6.2

Available capacity (subject to covenant constraints)	$376.6

      Total consolidated debt as of November 26, 2004 was $325.1, which represents a debt to capitalization ratio of 21.2% at the end of Q3 2005 compared to 20.0% at the end of Q3 2004. Our debt primarily consists of $250.0 in term notes due November 2006 with an effective interest rate of 6.50% and $47.5 related to our synthetic lease structure due May 2005 with an effective interest rate of 6.53%. The current cash and cash equivalents balance, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

      Of the $66.5 of debt payments due in less than one year (as presented in the Condensed Consolidated Balance Sheets), $8.1 relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 2.59% to 7.25%. The remaining $58.4 balance primarily relates to our synthetic lease structure as discussed above.

      Our obligations under the $250.0 three-year global committed bank facility are unsecured and unsubordinated. As of November 26, 2004, we had no borrowings against this facility. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100.0 by obtaining at least one commitment from one or more lenders. This facility and certain of our other financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. Although we have $376.6 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $128.0 as of November 26, 2004. We were in compliance with all covenants under this facility and our other financing and lease facilities as of the end of Q3 2005. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Services.

Recently Issued Accounting Standards

      See Note 2 of the unaudited condensed consolidated financial statements.

Forward-Looking Statements

      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the company, based on current beliefs of management as well as assumptions made by, and information currently available to, Steelcase. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although Steelcase believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: competitive and general economic conditions and uncertainty domestically and internationally; delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; competitive pricing pressure; pricing changes by the company, its competitors or suppliers; currency fluctuations; changes in customer demand and order patterns; changes in the financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; changes in relationships with customers, suppliers, employees and dealers, the mix of products sold and of customers purchasing (including large project business); the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; the success of the company’s investment in ventures; the company’s ability to successfully: implement list price increases; resolve disputed tax deductions with the IRS; reduce its costs, including actions such as workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value and/or related impairments, production consolidation, reduction of business complexity, culling products and global supply chain management; reduce disruption caused by facility rationalization; implement a surcharge relating to cost increases in steel; implement technology initiatives; integrate acquired businesses; migrate to a less vertically integrated manufacturing model; implement lean principles in the manufacturing and office environment; initiate and manage alliances; manage consolidated dealers; possible acquisitions or divestitures by the company; changes in business strategies and decisions; and other risks detailed in the company’s Form 10-K for the year ended February 27, 2004 and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

      During Q3 2005, no material change in foreign exchange risk occurred.

Interest Rate Risk

      During Q3 2005, no material change in interest rate risk occurred.

Equity Price Risk

      During Q3 2005, no material change in equity price risk occurred.

Item 4.     Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 26, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of November 26, 2004, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: January 5, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.28	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Board of Directors Members

10.29	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Executive Management Team Members

10.30	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in France

10.31	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in the United States

10.32	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in the United Kingdom

10.33	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form for Board of Directors Members

10.34	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form

10.35	Steelcase Inc. Incentive Compensation Plan Restricted Stock Units Agreement Form

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002