Form 10-K
period 2005-02-25
STEELCASE INC
filed 2005-05-06
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2005
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

Securities registered pursuant to 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
     As of April 27, 2005, the registrant had outstanding 64,181,028 shares of Class A Common Stock and 84,688,191 shares of Class B Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $852,053,904 computed by reference to the closing price of the Class A Common Stock on August 27, 2004 as reported by the New York Stock Exchange. Although there is no quoted market for registrant’s Class B Common Stock, shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock. Using the closing price of the Class A Common Stock on August 27, 2004, as reported by the New York Stock Exchange as the basis of computation, the aggregate market value of the Class B Common Stock held by non-affiliates was $880,585,521.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be held on June 23, 2005, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 25, 2005

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
NARRATIVE DESCRIPTION OF BUSINESS
      Steelcase is the world’s leading designer, marketer and manufacturer of office furniture and complimentary products and services, with 2005 revenue of approximately $2.6 billion. We were incorporated in 1912 as The Metal Office Furniture Company and changed our name to Steelcase in 1954. We became a publicly-traded company in 1998 and our stock is listed on the New York Stock Exchange.
      The Company’s mission is to provide knowledge, products and services that provide a better work experience for our customers. We expect to grow the business by focusing on new geographic and customer market segments while continuing to leverage our existing customer base, which we believe represents the largest installed base in the industry.
      Headquartered in Grand Rapids, Michigan, Steelcase is a global company with approximately 14,500 employees. We sell our products through various channels including independent dealers, company-owned dealers, direct sales to end-users and governmental units. Other channels are employed as appropriate to reach new customers and to serve existing customer segments more efficiently. We operate using a global network of manufacturing and assembly facilities to supply product to our various operating segments.
Our Products
      We are focused on providing knowledge, products and services that enable our customers to create work environments that help people in offices work more effectively while helping organizations utilize space more efficiently. We offer a broad range of products with a variety of aesthetic options and performance features, and at various price points that address the three core elements of a work environment: furniture, interior architecture and technology. Our reportable segments generally offer similar or complementary products under some or all of the categories listed below:
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
      Tables. Conference, training, personal and café tables.

      Textiles and surface materials. Upholstery, wallcovering, drapery, panel fabrics, hand-tufted rugs, architectural panels, shades and screens and surface imaging.
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
      Appliances. Group communication tools, such as interactive and static whiteboards, image capturing devices and web-based interactive space-scheduling devices.
Reportable Segments
      We operate on a worldwide basis within three reportable segments: North America, the Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the consolidated financial statements.

North America Segment
      Our North America segment serves customers mainly through independent and owned dealers in over 330 locations in the United States and Canada. Each of our dealers maintains their own sales force which is complemented by our sales representatives who work closely with the dealers throughout the sales process. No single independent dealer accounted for more than 4.6% of our segment revenue for 2005. The five largest independent dealers collectively accounted for approximately 12.2% of our segment revenue.
      We do not believe our business is dependent on any single dealer, the loss of which would have a material effect upon our business. However, temporary disruption of dealer coverage within a specific local market due to financial failure or the inability to smoothly transition ownership could temporarily have an adverse impact on our business within the affected market. From time to time, we obtain a controlling interest in dealers that are undergoing an ownership transition. It is typically our intent to sell these dealerships as soon as it is practical.
      Our offerings in the North America segment include furniture, architecture, and technology products, as described above, under the Steelcase and Turnstone brands. In 2005, the North America segment accounted for $1,439.4 or 55.1% of our total revenue and had approximately 7,500 employees, approximately 5,900 of which are manufacturing employees.
      The North America office furniture markets are highly competitive, with a number of competitors offering similar categories of product. In these markets, companies compete on price, delivery and relationships with customers, architects and designers. Our most significant competitors in the United States are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International, and Knoll, Inc. Together with Steelcase, these companies represent approximately 60% of the United States office furniture market.

Steelcase Design Partnership Segment
      The SDP segment is comprised of five brands focused on higher end design furniture products and niche applications. Each brand has its own competitors which are generally focused on a small group of specialized products. DesignTex is focused on surface materials including textiles, wall covering, hand-tufted rugs, shades, screens and surface imaging. Details designs and markets ergonomic tools and accessories for the workplace. Brayton, Vecta, and Metro each provide different furniture products, including solutions for lobby and reception areas, conference rooms, private offices, health care and learning environments. The SDP segment markets and sells its products through many of the same dealers as the North America segment. In 2005, the SDP segment accounted for $322.2, or 12.3% of our total revenue and had approximately 1,300 employees, approximately 600 of which are manufacturing employees.

International Segment
      Our International segment serves customers outside of the United States and Canada under the Steelcase and SDP brands. The International office furniture market is highly competitive and fragmented. We compete with many different local or regional manufacturers in many different markets. In most cases, these competitors focus their strengths on selected product categories. The International segment has its most significant presence in Europe where we have the leading market share. The International segment serves customers through independent and company-owned dealers in about 490 locations. In certain geographic markets the segment sells directly to customers. In 2005, our International segment accounted for $590.5, or 22.6% of our total revenue and had approximately 3,500 employees, approximately 1,400 of which are manufacturing employees.

Other Category
      The Other category currently includes our PolyVision, IDEO and Financial Services subsidiaries and unallocated corporate expenses.
      PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards. The majority of PolyVision’s revenue relates to static whiteboards in the primary and secondary education markets. PolyVision primarily sells to general contractors through a direct bid process. PolyVision’s remaining revenues are generated from electronic whiteboards sold through our North America dealer network and other audio-visual resellers.
      IDEO Inc. provides product design and innovation services to companies in a variety of industries including computers, communications, healthcare, and manufacturing among others.
      Steelcase Financial Services Inc. provides leasing services to North America and SDP customers and selected financing services to our dealers.
      Approximately 85% of corporate expenses for shared services are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.
      In 2005, the Other category accounted for $261.7, or 10.0% of our total revenue.

Customer and Dealer Concentrations
      Our largest direct sale customer accounted for approximately 1.3% of our consolidated revenue and our five largest direct sell customers accounted for approximately 4.6% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under our General Services Administration contract, which in the aggregate accounted for approximately 2.4% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect upon our business.

      No single independent dealer accounted for more than 2.9% of our consolidated revenue for 2005. The five largest independent dealers collectively accounted for approximately 7.7% of our consolidated revenue. See Note 14 to the consolidated financial statements for additional information.
Global Manufacturing and Supply Chain

Manufacturing and Logistics
      Historically, each of our segments, and in some cases, brands within segments, had their own dedicated manufacturing facilities. In many cases, these plants were highly vertically integrated which helped us maintain control over our make-to-order system. We invested in automation which improved labor productivity but also resulted in a relatively capital intensive operation with significant work in process inventories because of a batch and queue approach.
      Over the last several years, we have been migrating to a different industrial model based on lean principles which emphasize continuous one-piece flow and discourages batch and queue. Moving to this approach has reduced the capital needs of the business, reduced inventories, and reduced the amount of floor space we need to produce product.
      The migration to lean manufacturing along with the industry downturn created significant excess manufacturing capacity which we have started to eliminate over the last few years. In 2000, we had approximately 17.7 million square feet of manufacturing facilities worldwide. During fiscal years 2001 to 2004, we have undergone significant restructuring driven by the need to reduce our excess capacity in response to lower industry demand. At the end of 2005 we had reduced our square footage dedicated to manufacturing by 5.9 million square feet to 11.8 million square feet, and recently announced plans to further reduce square footage to 9.2 million square feet over the next two years. We currently manufacture our products in 30 principal locations throughout the world. See Item 2: Properties for additional information regarding real estate held for sale and idle property. We will continue to examine opportunities to consolidate manufacturing and distribution operations and dispose of assets that represent excess capacity.
      The increased breadth of our product line over the last 10 years has increased the number of manufacturing stock keeping units (“SKUs”), which has increased the complexity and cost of many of our manufacturing operations. The Company has launched an initiative to streamline our product offerings and increase sales volume per SKU to reduce complexity in our industrial system.
      The next step in creating a more flexible industrial model is to move away from facilities dedicated to manufacturing for a single or limited number of geographic locations, and towards a global network of manufacturing, assembly and logistics operations and a global network of integrated suppliers that can serve customer needs across multiple brands and geographies. In 2005, we centralized our global manufacturing under a single organization to help achieve this goal. This change had no impact on how our operating results are reviewed by our chief operating decision maker.
      Our physical distribution system in North America and Europe utilizes both our company-owned trucking fleet and commercial transport and delivery services. In North America, we are in the process of establishing a number of regional distribution centers throughout the United States to reduce freight cost and improve service to customers and dealers.

Raw Materials and Suppliers
      The Company’s manufacturing materials are available from a significant number of sources within North America, Europe and Asia. To date, we have not experienced difficulties obtaining raw materials, which include steel and other metals, lumber, paper, paint, plastics, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. These raw materials are not unique to the industry nor are they rare. Steel and certain other commodity prices have significantly increased over the past 18 months due to changes in global supply and demand. Although raw steel prices have moderated in recent months, they are still approximately twice as high as 18 months ago. There is some risk that these changes could lead to future supply interruptions although we do not expect nor have we experienced any such interruptions to date. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of raw materials prices.
Research, Design and Development
      Steelcase’s extensive research— a combination of user observations, feedback sessions and sophisticated network analysis— has helped the Company develop unique expertise in helping people work more effectively. We team up with other innovators— leading universities, think tanks and knowledge leaders— to expand and deepen our understanding of how people work. We also collaborate with IDEO, our subsidiary that provides design and innovation services worldwide. IDEO has won over 100 Industrial Design Excellence Awards (sponsored by Business Week magazine), 12 of which were for projects with Steelcase or SDP.
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
      Exclusive of royalty payments, we have invested $137.2 in research, design and development activities over the past three years. Royalties are sometimes paid to outside designers of our products as the products are sold and are not included in the research, design and development costs since they are variable based on product sales. The Company continues to invest approximately two percent of its revenue in research and development each year. See Note 2 to the consolidated financial statements for more information regarding research, design and development costs.
Intellectual Property
      Steelcase’s commitment to research and development has resulted in its being awarded more design and utility patents than any other manufacturer in its industry. Currently, Steelcase holds approximately 650 active U.S. design and utility patents for current and anticipated products, and approximately 850 patents in other countries. The average remaining life of the utility patents in our United States portfolio is approximately 11 years.
      We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have also registered various trademarks and service marks in the United States and other countries. Collectively, we hold registrations for approximately 150 United States and 1,350 foreign trademarks. We have established a global network of intellectual property licenses with our affiliates. We also selectively license our intellectual property to third parties as a revenue source. For example, our Leap® seating technology has been licensed for use in automotive and aircraft seating, and we are pursuing other licensing opportunities for this technology.
      We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any, except the “Brayton,” “DesignTex,” “Details,” “Leap,” “Metro,” “PolyVision,” “Steelcase,” “Turnstone,” “Vecta” and “Werndl” trademarks.

Working Capital
      Our receivables are primarily from our dealers, and to a lesser degree, direct sell customers. Payment terms vary by country and region. The terms of our North America and SDP segments, and certain markets within the International segment, encourage prompt payment by offering a discount. Other International markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.
Backlog
      Our products are generally manufactured and shipped within four to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.
Environmental Matters
      We are subject to a variety of federal, state, local and foreign laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment (“Environmental Laws”). Subject to the matter noted below, and under Item 3, Legal Proceedings, we believe our operations are in substantial compliance with all Environmental Laws. We do not believe that existing Environmental Laws and regulations have had or will have any material effects upon the capital expenditures, earnings or competitive position of the Company.
      In June 2002, the United States Environmental Protection Agency (“EPA”) and Michigan Department of Environmental Quality (“MDEQ”) conducted an inspection of the energy centers and other air emission sources at the Steelcase facilities in Kentwood and Grand Rapids, Michigan. Following the inspection, the EPA requested stack testing, which showed anomalous results for sulfur dioxide. Additional testing confirmed that a supplier providing coal not meeting Steelcase’s purchase specifications caused the anomalous results. To avoid future occurrences, Steelcase has changed the process for testing coal prior to its use by the Company and will be adding continuous emissions monitoring equipment. Although the MDEQ has concurred informally with our assessment of the cause of the anomalous results and our changes in coal testing and emissions monitoring, it is still possible that MDEQ or EPA could issue a notice of violation and seek penalties or other costs. Potential penalties or costs cannot be estimated at this time.
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

Employees
      As of February 25, 2005, Steelcase had approximately 14,500 workers, including approximately 8,100 hourly, 5,600 salaried employees and 800 temporary workers. Approximately 440 employees in the United States are covered by collective bargaining agreements. Internationally, a significant number of employees are covered by workers’ councils that operate to promote the interests of workers. Management believes that we continue to maintain strong relations with our employees.
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
      We also make available free of charge through our Internet website, http://www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, the Company’s governance guidelines and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids, Michigan 49501-1967.
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
      The Company, including subsidiaries, has operations at locations throughout the United States and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and that, at present, are in excess of that needed to meet current volume needs and future increases. The Company is currently reducing its owned properties to a more appropriate level. Our corporate headquarters is located in Grand Rapids, Michigan. Our owned and leased principal manufacturing and distribution locations are as follows:

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	11	10	1
SDP	4	1	3
International	10	7	3
PolyVision (within the “Other” category)	5	4	1

Total	30	22	8

      In addition to the facilities included in the table above, we have six idle facilities. We are currently holding for sale three of these facilities that are no longer in use, but are actively marketed. These assets are reported as real estate held for sale included in Other Current Assets on our Consolidated Balance Sheets. The remaining three idle facilities consist of manufacturing and office space. These facilities do not qualify as real estate held for sale since we do not expect to sell the space within the next twelve months or are not currently marketing the space. In March of 2005, we announced plans to close three additional manufacturing facilities which will become idle over the next two years. See Note 5 of our consolidated financial statements for further information on property.

Item 3.	Legal Proceedings:
      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.
      In July 2004, the California South Coast Air Quality Management District (“SCAQMD”) issued a Notice of Violation in connection with the transfer of Steelcase’s California operations from Tustin to City of Industry (“COI”). As a part of the operations transfer, certain environmental emission permits were transferred from the Tustin facility to COI with the intent that Tustin be left with sufficient emission credits to conduct its wind-up operations. The Tustin facility was obligated to submit quarterly reconciliations showing that the combined operations of Tustin and COI met the overall permit limits. Although Tustin facility personnel submitted the reconciliations showing that overall permit limits had been met, the final reconciliation was submitted several days late due to an administrative oversight. Because of the late submission, the SCAQMD views the Tustin emissions as exceeding applicable limits. Potential penalties, costs or assessments have not yet been sought and cannot be estimated at this time.
      In addition to the energy center issues noted under Environmental Matters, an additional issue was identified during the stack testing at the Grand Rapids energy center, when the diameter of the exhaust stack was questioned. The interior diameter of the stack was measured and found to be wider than the diameter specified in the permit. On April 24, 2003, MDEQ issued a letter of violation based on the non-compliant stack diameter. Steelcase conducted emission modeling, which confirmed that the larger diameter does not effect emissions. The MDEQ has indicated that it will not seek any penalty or other costs under the notice of violation.
      For a description of other matters relating to our compliance with applicable environmental laws, rules and regulations, see Environmental Matters in Item 1 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders:
      None.

Supplementary Item.	Executive Officers of the Registrant:
      Executive officers include:

Name	Age	Position

Mark A. Baker	45	Senior Vice President, Global Operations Officer
Jon D. Botsford	50	Senior Vice President, Secretary and Chief Legal Officer
Mark T. Greiner	53	Senior Vice President, WorkSpace Futures
James P. Hackett	50	President and Chief Executive Officer, Director
Nancy W. Hickey	53	Senior Vice President, Chief Administrative Officer
James P. Keane	45	Senior Vice President, Chief Financial Officer
Michael I. Love	56	President and Chief Executive Officer, Steelcase Design Partnership
Frank H. Merlotti, Jr.	54	President, Steelcase North America
James G. Mitchell	55	President, Steelcase International
      Mark A. Baker has been Senior Vice President, Global Operations Officer since September 2004. Mr. Baker served as Senior Vice President, Operations from November 2001 to September 2004. Mr. Baker served as Vice President, Manufacturing Operations from March to November 2001. From 1999 to 2001, Mr. Baker served as Vice President, Marketing.
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
      James G. Mitchell has been President, Steelcase International since June 2004. Mr. Mitchell served as Managing Director, United Kingdom, from 2003 to June 2004. From 1999 to 2003, Mr. Mitchell was President of Steelcase Canada.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
      The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is neither registered under the Securities Act of 1933 nor publicly traded. See Note 10 to the consolidated financial statements for further discussion of our common stock. As of April 27, 2005, we had outstanding 148,869,219 shares of common stock with 10,656 shareholders of record. Of these amounts, 64,181,028 shares are Class A Common Stock with 10,520 shareholders of record and 84,688,191 shares are Class B Common Stock with 136 shareholders of record.

Class A Common Stock End of	First	Second	Third	Fourth
Day Per Share Price Range	Quarter	Quarter	Quarter	Quarter

Fiscal 2005
High	$14.36	$14.07	$14.65	$14.15
Low	$11.40	$11.80	$12.71	$12.72

Fiscal 2004
High	$10.58	$12.43	$13.55	$14.50
Low	$8.64	$10.60	$11.23	$12.84
      The declaration of dividends is subject to the discretion of the Board and to compliance with applicable law. Dividends in 2005 and 2004 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board may deem relevant at the time.

Total Dividends Paid

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2005	$8.9	$8.9	$8.9	$8.9	$35.6
2004	$8.8	$8.9	$8.9	$8.9	$35.5
      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during 2005, 2004, or 2003. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Since the inception of our repurchase program, 7.2 million shares have been repurchased for $112.7 million.
      See Item 12 of this Report for information on our equity compensation plans.

Item 6.	Selected Financial Data:

	February 25,	February 27,	February 28,	February 22,	February 23,
Financial Highlights	2005	2004 (4)	2003 (1) (4)	2002 (4)	2001 (4)

Operating Results
Revenue	$2,613.8	$2,345.6	$2,529.9	$3,038.3	$3,989.2
Revenue increase (decrease)	11.4%	(7.3)%	(16.7)%	(23.8)%	17.3%
Gross profit	$745.7	$615.3	$728.1	$918.2	$1,295.2
Gross profit—% of revenue	28.5%	26.2%	28.8%	30.2%	32.5%
Income (loss) from continuing operations before income tax expense (benefit)	$5.0	$(92.9)	$(66.7)	$(5.3)	$301.0
Income (loss) from continuing operations before income tax expense (benefit)—% of revenue	0.2%	(4.0)%	(2.6)%	(0.2)%	7.5%
Income (loss) from continuing operations after income tax expense (benefit)	$11.7	$(42.0)	$(41.6)	$(2.1)	$191.5
Income (loss) from continuing operations after income tax expense (benefit)—% of revenue	0.4%	(1.8)%	(1.6)%	(0.1)%	4.8%
Income and gain from discontinued operations(2)	$1.0	$22.4	$4.7	$3.1	$2.2
Cumulative effect of accounting change, net of income taxes(3)	—	$(4.2)	$(229.9)	—	—
Net income (loss)	$12.7	$(23.8)	$(266.8)	$1.0	$193.7
Net income (loss)—% of revenue	0.5%	(1.0)%	(10.5)%	0.0%	4.9%
Share and Per Share Data
Income (loss) from continuing operations—basic and diluted	$0.08	$(0.28)	$(0.28)	$(0.01)	$1.28
Income and gain from discontinued operations:
Basic	$0.01	$0.15	$0.03	$0.02	$0.02
Diluted	$0.01	$0.15	$0.03	$0.02	$0.01
Cumulative effect of accounting change—basic and diluted	—	$(0.03)	$(1.56)	—	—
Earnings (loss):
Basic	$0.09	$(0.16)	$(1.81)	$0.01	$1.30
Diluted	$0.09	$(0.16)	$(1.81)	$0.01	$1.29
Dividends declared—common stock	$0.24	$0.24	$0.24	$0.39	$0.44
Financial Condition
Working capital	$447.8	$401.0	$334.3	$208.9	$319.8
Total assets	$2,364.6	$2,359.4	$2,354.9	$2,967.5	$3,157.0
Long-term debt	$258.1	$319.6	$294.2	$433.6	$327.5

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Income and gain from discontinued operations relate to the disposition of our Attwood subsidiary. See the Consolidated Statements of Income and Note 16 to the consolidated financial statements for more information.

(3)	Cumulative effect of accounting change for the fiscal year ended February 27, 2004 relates to our adoption of FASB Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities. Cumulative effect of accounting change for the fiscal year ended February 28, 2003 relates to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Notes 2 and 7 to the consolidated financial statements for more information.

(4)	Operating Results Data for fiscal years 2004 and 2003, and Financial Condition Data for 2004 and 2003, have been restated to reflect adjustments that are further discussed in Note 3, Restatement of Financial Statements, of the Notes to Consolidated Financial Statements included in Item 8 of this report. The Company considers these restatement adjustments to be immaterial. Earlier periods have not been restated because of the insignificance of the amounts involved and because those years are not presented in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
      The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included within this Form 10-K.
Financial Summary
Results of Operations

	Year Ended

Income Statement Data —
Consolidated	February 25, 2005		February 27, 2004 (1)		February 28, 2003 (1)

Revenue	$2,613.8	100.0%	$2,345.6	100.0%	$2,529.9	100.0%
Cost of sales	1,859.9	71.2	1,688.0	72.0	1,785.3	70.6
Restructuring costs	8.2	0.3	42.3	1.8	16.5	0.6

Gross profit	745.7	28.5	615.3	26.2	728.1	28.8
Operating expenses	722.3	27.6	678.5	29.0	745.6	29.5
Restructuring costs	5.2	0.2	11.2	0.4	44.7	1.8

Operating income (loss)	18.2	0.7	(74.4)	(3.2)	(62.2)	(2.4)
Non-operating items, net	(13.2)	(0.5)	(18.5)	(0.8)	(4.5)	(0.2)

Income (loss) from continuing operations before income tax benefit	5.0	0.2	(92.9)	(4.0)	(66.7)	(2.6)
Income tax benefit	(6.7)	(0.3)	(50.9)	(2.2)	(25.1)	(1.0)

Income (loss) from continuing operations	11.7	0.5	(42.0)	(1.8)	(41.6)	(1.7)
Discontinued operations, net	1.0	0.0	22.4	1.0	4.7	0.2

Income (loss) before cumulative effect of accounting change	12.7	0.5	(19.6)	(0.8)	(36.9)	(1.5)
Cumulative effect of accounting change, net	—	—	(4.2)	(0.2)	(229.9)	(9.1)

Net income (loss)	$12.7	0.5%	$(23.8)	(1.0)%	$(266.8)	(10.5)%

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks. Income Statement Data for 2004 and 2003 is restated to reflect adjustments related to lease accounting that are discussed in Note 3, Restatement of Financial Statements, of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Restatement of Financial Statements
      The Company has completed a review of its lease accounting policies and is correcting its method of accounting for certain leases by restating financial statements for 2004 and 2003. The restatement increased net loss by $0.6 and $0.7 in 2004 and 2003, respectively, and reduced retained earnings by $2.1 at February 22, 2002 from $1,320.6 to $1,318.5. The restatement had no impact on revenue or operating cash flows and, due to rounding, had no impact on earnings per share. The Company considers these restatement adjustments to be immaterial.
      The Company initiated its review of its lease accounting in response to a public letter published by the Chief Accountant of the SEC on February 7, 2005. The correction involves recording expense for leases with escalating rents on a straight-line basis over the lease term, rather than as payable. The Company’s Audit Committee, meeting on March 24, 2005, concurred with management’s recommendation that the Company should restate the financial statements.
      In addition, the Company’s investments in auction rate securities of $80.0 have been reclassified in the Company’s Consolidated Balance Sheet as short-term investments for 2004. Previously, these investments were classified as cash and cash equivalents. This reclassification also resulted in changes to the Company’s 2004 and 2003 Consolidated Statements of Cash Flows.
      See Note 3 to the Consolidated Financial Statements for a summary of the effects of these changes on our Consolidated Balance Sheets as of February 27, 2004, as well as on our Consolidated Statements of Operations and Cash Flows for 2004 and 2003.
Overview
      Steelcase returned to profitability in 2005.
      After experiencing a three-year sales decline in the global office furniture industry, the industry has begun to show signs of sustained recovery in the past year. In calendar year 2004, the industry grew by approximately 5% in the United States according to the Business and Institutional Furniture Manufacturer’s Association International.
      Our revenue increased 11.4% in 2005 compared to 2004 following a decline of 7.3% from 2003 to 2004. As compared to 2004, revenue benefited by $80.1 from dealers consolidated in 2005 and $41.3 from favorable currency translation effects in our International segment.
      Operating income improved $92.6 in 2005 primarily due to lower restructuring charges, the benefits realized from lean initiatives and prior restructuring activities. These improvements were partially offset by increases in commodity prices, increases in variable compensation expense, and disruptions from current year plant consolidations.
      Other income (expense), net, improved $5.3 in 2005 primarily due to interest income, gains on dealer transitions, and joint venture income. See further detail of the items in Other income (expense), net, in Note 12.
      We recorded net pre-tax operating charges for restructuring items totaling $13.4 in 2005, as compared to $53.5 in 2004, and $61.2 in 2003. The net charges in 2005 consisted of severance and asset impairment costs associated with consolidation of our North America wood plants and process outsourcing activities in International. See further discussion and detail of all these items in the Segment Disclosure analysis below and in Notes 15 and 17 to the consolidated financial statements.
      During Q2 2004, we sold substantially all of the net assets of our marine hardware and accessories business with the operating results of this business segregated as discontinued operations for all periods presented. See further discussion and detail in Note 16 to the consolidated financial statements.
      The cumulative effect of accounting change in 2004 represents the net after-tax charge related to our adoption of FIN 46(R), Consolidation of Variable Interest Entities. See further discussion and detail in Note 2 to the consolidated financial statements. The cumulative effect of accounting change in 2003 represents the net after-tax charge related to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7 to the consolidated financial statements for more information regarding goodwill and other intangible assets.
      As mentioned in Note 2 to the consolidated financial statements, the consolidation of two North America dealers and nine International dealers had no material effect on our 2005 net income.
Interest Expense; Other Income (Expense), Net; and Income Taxes

	Year Ended

	February 25,	February 27,	February 28,
Interest Expense and Other Income (Expense), net	2005	2004	2003

Interest expense	$20.9	$18.5	$20.9

Other income (expense), net:
Interest income	$6.7	$3.5	$3.8
Gain (loss) on dealer transitions	1.2	(8.7)	(8.3)
Gain (loss) on disposal of property and equipment	(0.1)	9.8	16.4
Joint venture income	4.0	1.2	0.6
Miscellaneous, net	(4.1)	(5.8)	3.9

Total other income (expense), net	$7.7	$—	$16.4

Total non-operating items, net	$(13.2)	$(18.5)	$(4.5)

Effective income tax rate	(133.9%)	55.0%	37.5%
      The majority of the Company’s debt over the past several years related to term notes with fixed interest rates. Interest expense increased in 2005 primarily due to $2.9 in additional interest expense from the consolidation of debt from variable interest entities. Interest on our term notes has been stable since 2003 because the interest rates are fixed.
      Interest income increased in 2005 primarily due to higher cash and investment balances and higher interest rates.
      In 2005, we recorded a gain on dealer transitions which represented an equity return related to a previous International dealer transition and a recovery on dealer transition financing that was previously reserved. Losses on dealer transitions in prior years relate to uncollectible funds loaned to or invested in dealers to finance ownership changes. The majority of the loss recorded in 2004 related to an International dealer transition investment originally made in 1999. We took over full ownership of this dealer during 2004 and reduced the carrying value of the investment to the net book value of the underlying tangible assets, which approximated its fair value. During 2003, we recognized losses on dealer transitions primarily related to two International dealers that were significantly affected by the office furniture recession in their markets. Losses on dealer transitions do not include write-offs of receivables that have arisen as a result of product sales. Charges for write-offs associated with trade receivables from these affiliates are recorded as operating expenses.
      We carefully monitor the financial condition of dealers in ownership transition. Most of the dealers that have transition financing from Steelcase have successfully reduced costs and taken other steps to manage through the downturn. However, we have established reserves for certain dealers facing difficult financial challenges. We believe our reserves adequately reflect the credit risk associated with these dealers. If these dealers experience additional financial challenges, the likelihood of losses would increase and we would record additional charges or reserves, as necessary.
      During 2004, we recorded a gain on disposal of property and equipment primarily related to property sold in the United Kingdom for net cash proceeds of $11.5 and a pre-tax non-operating gain of $7.0. This facility was idle for about three years as a result of prior restructuring activities. The gain in 2003 was primarily related to the sale of our Tustin, California manufacturing facility following the relocation of the operations to a smaller, more efficient facility. We received net cash proceeds of $35.7 and recorded a gain of $15.1 on the Tustin facility sale.
      Miscellaneous, net includes items such as gains and losses on foreign exchange and gains and losses on the sale of venture investments.
      In 2005, we recorded an $8.2 reduction in a specific tax reserve. The tax reserve was originally recorded in response to a fiscal 1997 tax calculation that was later rejected by the IRS. At the time of the rejection, we recorded a reserve for the total amount of the deduction while we challenged the IRS’s decision. During Q3 2005, the Tax Court ruled favorably on a similar case related to another company. Because we believed this precedent supported our position, we reduced the original reserve by $6.5. During Q4 2005, the IRS agreed to settle the claim and the tax reserve was adjusted by an additional $1.7.
      We calculated our tax expense for 2005 using a 30% rate and then adjusted it for the $8.2 favorable reserve reduction. We expect our long-term effective tax rate to remain between 37% and 38%.
Segment Disclosure
      See more information regarding segments in Part I Item 1 and Note 15 of the consolidated financial statements included with this Report.
North America

	Year Ended

Income Statement Data—North America	February 25, 2005		February 27, 2004		February 28, 2003

Revenue	$1,439.4	100.0%	$1,280.4	100.0%	$1,497.9	100.0%
Cost of sales	1,086.3	75.5	981.2	76.6	1,121.2	74.9
Restructuring costs	7.8	0.5	21.6	1.7	9.2	0.6

Gross profit	345.3	24.0	277.6	21.7	367.5	24.5
Operating expenses	338.8	23.5	319.1	24.9	360.4	24.1
Restructuring costs	1.0	0.1	5.4	0.4	26.2	1.7

Operating income (loss)	$5.5	0.4%	$(46.9)	(3.6)%	$(19.1)	(1.3)%

      North America was profitable in 2005 on higher revenue and improved gross profit margins. Performance improved due to lower restructuring charges in the period and benefits realized from prior restructuring actions.
      Revenue increased 12.4% in 2005 following a decline in 2004 of 14.5%. 2005 revenue growth was primarily supported by sales to large customers which grew in excess of 25% from 2004. Additionally, Turnstone brand sales of moderately priced products increased over 35% in 2005. Revenue also included $57.0 from the dealers newly consolidated in 2005.
      Cost of sales as a percentage of revenue improved 1.1 percentage points in 2005. Improved overhead absorption, continued implementation of lean manufacturing principles, along with other operational improvements more than offset the negative impacts of rising commodity prices, increased variable compensation and other expenses. Disruption caused by the rationalization of two manufacturing plants also negatively impacted gross profit throughout much of 2005, particularly in the second half of the year.
      In the first quarter of fiscal 2005, we implemented a steel surcharge in North America to cover the rising price of steel. The impact of the increased steel costs, net of increased revenue, reduced gross margins by 1.1% of sales.

      Restructuring costs reported separately from cost of sales in 2005 related to the consolidation of our furniture manufacturing facilities. These costs included $6.3 in severance costs for workforce reductions and $4.0 for asset impairments partially offset by a curtailment gain of $2.5 for post-retirement medical benefits. Restructuring items included within 2004 and 2003 cost of sales primarily consisted of severance costs for workforce reductions and asset impairment charges.
      In 2006, we expect to continue to reduce excess capacity resulting from the implementation of lean manufacturing principles and other operational improvements. We announced additional restructuring activities in March 2005. The estimated net pre-tax restructuring charges of $25 to $30 over the next two years related to these activities consist of net costs of employee terminations, the impairment of certain fixed assets and the cost of relocating production lines. As part of these consolidation efforts, we expect to reduce excess manufacturing space by approximately 2.6 million square feet over the next two years. Once this two-year project is complete, we expect annual pretax savings of approximately $35 to $45.
      The improvement in operating expenses as a percentage of revenue in 2005 compared to 2004 was primarily a result of continued cost control and higher volume. The improvement was partially offset by an increase in variable compensation expense of $33.0 and $17.4 from the dealers newly consolidated in 2005.
      Restructuring charges that are separate components of operating expenses in 2005, 2004, and 2003 represented severance costs for workforce reductions, net of curtailment gains.
      We maintain loss reserves related to dealer trade receivables, and we closely monitor the financial condition of our dealers. We have processes that allow us to monitor and react quickly to changes in the credit quality of our dealers. We believe our reserves adequately reflect the credit risks associated with the dealer trade receivables. However, if our dealers are not able to reduce costs and take other necessary steps during an industry downturn, the likelihood of losses would increase and additional charges or reserves would be necessary.
Steelcase Design Partnership

	Year Ended

Income Statement Data—Steelcase Design Partnership	February 25, 2005		February 27, 2004		February 28, 2003

Revenue	$322.2	100.0%	$275.6	100.0%	$291.2	100.0%
Cost of sales	199.9	62.0	172.9	62.7	180.3	61.9
Restructuring costs	—	—	0.2	0.1	—	—

Gross profit	122.3	38.0	102.5	37.2	110.9	38.1
Operating expenses	96.1	29.9	88.8	32.2	95.0	32.6
Restructuring costs	—	—	0.9	0.4	1.4	0.5

Operating income	$26.2	8.1%	$12.8	4.6%	$14.5	5.0%

      SDP improved profitability significantly in 2005. Revenue for the SDP segment increased 16.9% in 2005 following a decline of 5.4% in 2004. Each of the brands within SDP reported significant sales growth for the year, and growth was strong across most different product categories.
      SDP has the highest margins among all of our segments. Gross margins as a percent of revenue improved to 38.0% in 2005 compared to 37.2% in 2004 primarily due to the spread of fixed costs over a higher volume of sales and favorable product mix. Margins were also improved due to continued cost containment efforts, partially offset by higher commodity costs.
      Operating expenses as a percent of revenue decreased during 2005 primarily due to higher volume and continued cost control partially offset by higher variable compensation expenses and increased product development and showroom spending. Restructuring costs related to operating expenses in 2004 included $0.7 for lease impairments and $0.2 of severance charges for workforce reductions.
International

	Year Ended

	February 25,		February 27,		February 28,
Income Statement Data—International	2005		2004		2003

Revenue	$590.5	100.0%	$539.2	100.0%	$485.9	100.0%
Cost of sales	411.7	69.7	383.5	71.1	345.1	71.0
Restructuring costs	(0.6)	(0.1)	20.5	3.8	6.7	1.4

Gross profit	179.4	30.4	135.2	25.1	134.1	27.6
Operating expenses	181.0	30.7	161.3	29.9	154.1	31.7
Restructuring costs	3.8	0.6	1.4	0.3	7.1	1.5

Operating loss	$(5.4)	(0.9)%	$(27.5)	(5.1)%	$(27.1)	(5.6)%

      International operating results significantly improved in 2005 with a $22.1 reduction in operating loss. The improved results were driven by lower restructuring costs and improved cost of goods sold.
      Revenue increased 9.5% in 2005 due to $41.3 from favorable currency translation effects and $23.1 from dealers consolidated in 2005. In 2004, revenue increased 11.0% due to the benefit of $77.1 from favorable currency translation effects. International revenue is closely linked to economic conditions in France, Germany, Spain and the United Kingdom and to a lesser extent, other Western European countries. The International segment saw shipment declines in many of these markets in the current year. Fourth quarter revenues and order patterns seem to suggest that the economic environment is stabilizing in these markets as we enter 2006. Eastern and Central European, Latin American and Asia Pacific export markets posted modest growth in 2005 compared to varied results in 2004.
      Gross margins as a percent of revenue improved to 30.4% in 2005 from 25.1% in 2004 primarily due to lower restructuring costs and benefits from prior restructuring activities. The 2004 restructuring costs primarily related to the closure or consolidation of manufacturing facilities, including workforce reductions. Restructuring costs in 2003 primarily related to charges for workforce reductions and business exit costs.
      Operating expenses in absolute terms increased in 2005, primarily due to $12.6 of currency translation effects and $11.6 related to dealer consolidations. Restructuring costs related to operating expenses in 2005, 2004 and 2003 primarily consisted of charges related to workforce reductions and business exit costs.
      Economic conditions in certain countries continue to put profitability pressure on some of our dealers. We continue to monitor the financial condition of dealers for changes in credit quality but we believe our reserves adequately reflect these credit risks. However, if dealers experience a deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.

Other

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
Income Statement Data—Other	2005	(As Restated)	(As Restated)

Revenue	$261.7	$250.4	$254.9
Restructuring costs	1.4	3.5	10.6
Operating loss	(8.1)	(12.8)	(30.5)
      Our Other category includes our PolyVision, IDEO, and Financial Services subsidiaries, and unallocated corporate expenses. The reduction in operating loss in 2005 was due to several factors including:

•	improvements in the operating results of Financial Services primarily due to lower credit charges in 2005 and lower administrative expenses; and

•	improvements in the operating results of IDEO and PolyVision.
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
      Restructuring costs included in 2005 operating results included a PolyVision lease impairment and workforce reductions. Restructuring costs in 2004 and 2003 primarily related to workforce reductions.
      Over the past two years, our Financial Services subsidiary has implemented a new strategy in which we originate leases for customers and earn an origination fee on that service. We use a third party to provide lease funding. As a result, we no longer have credit or residual risk related to those leases. Additionally, we sold a substantial portion of our old leasing portfolio during 2003 and 2004. As a result, our overall credit exposure to our underlying net investment in these older leases has decreased. We have processes that allow us to monitor and react quickly to changes in the credit quality of our lease customers. The overall credit quality of our portfolio improved during 2005 and our risk of exposure decreased as customers became more financially stable and as balances declined with normal lease payments. We reduced some previously established credit reserves by $4.7 in 2005 due to the improved performance on specific leases. We closely monitor our receivable exposure and the overall financial condition of the dealers in North America to whom we extend working capital financing. Although we believe reserves are adequate in total, deterioration in the financial stability of larger customers and dealers would likely require us to record additional charges and reserves.

Liquidity and Capital Resources
Liquidity
      The following table summarizes our statement of cash flows:

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
	2005	(As Restated)	(As Restated)

Net cash flow provided by (used in):
Operating activities	$114.7	$87.9	$48.7
Investing activities	(25.7)	19.3	318.3
Financing activities	(60.3)	(56.8)	(301.7)
Effect of exchange rate changes on cash and cash equivalents	5.7	2.9	2.7

Net increase in cash and cash equivalents	34.4	53.3	68.0
Cash and cash equivalents, beginning of period	182.2	128.9	60.9

Cash and cash equivalents, end of period	$216.6	$182.2	$128.9

      During 2005, we increased cash and cash equivalents by $34.4 to a balance of $216.6 as of February 25, 2005, our highest level of cash since 1998. These funds and our short-term investments, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs. The increase in cash and cash equivalents was due to a number of factors. Operating activities generated cash from net income plus depreciation and amortization which is added back to net income. Depreciation and amortization continue to be much higher than current levels of capital expenditures. Financing activities used cash to pay down debt and to pay dividends.
      Cash and cash equivalents include $24.4 invested in a money market fund, the use of which is restricted as collateral primarily for our accrued liability related to our workers’ compensation program. If this restricted cash is needed for liquidity purposes, we can replace the collateral for our workers’ compensation program with a letter of credit and have full access to the proceeds of the money market fund.
      During 2005, we reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities classified as short-term investments were $131.4 and $80.0 as of February 25, 2005 and February 27, 2004, respectively. These investments are typically held for approximately 30 days, and all investments held at year-end were converted to cash by March 29, 2005. Because auction rate securities are no longer classified as cash, acquisitions of investments in these securities are a use of cash from investing activities and liquidations of these securities are a source of cash from investing activities. Notes 2 and 3 to the Consolidated Financial Statements provide more information regarding this reclassification.
      We look at various scenarios for cash planning purposes. In one possible scenario—a substantial and rapid increase in revenue in a short period of time—we anticipate we would likely experience a corresponding rapid increase in accounts receivables and inventories. This rapid increase in required working capital would represent a significant use of cash. We retain sufficient cash balances to respond to working capital needs driven by a rapid increase in revenue.
      Significant uses of cash in Q1 2006 include approximately $51.0 in debt repayments and an annual payment of $36.3 related to 2005 variable compensation.

Cash provided by operating activities

	Year Ended

	February 25,	February 27,	February 28,
Cash Flow Data—Operating Activities	2005	2004	2003

Net income (loss)	$12.7	$(23.8)	$(266.8)
Depreciation and amortization	127.6	141.4	157.4
Gain on sale of net assets of discontinued operations	—	(31.9)	—
Deferred income taxes	(13.7)	(34.2)	(42.5)
Cumulative effect of accounting change	—	4.2	229.9
Changes in operating assets and liabilities	(25.3)	(13.7)	(44.1)
Other, net	13.4	45.9	14.8

Net cash provided by operating activities	$114.7	$87.9	$48.7

      Cash flow provided by operating activities was sufficient to fund our capital expenditure needs for 2005 and we expect this trend to continue.
      The year-to-year change in cash generated from operating activities was primarily due to improvements in year-over-year income from continuing operations. Additionally, Other, net, decreased primarily due to current year restructuring payments, lower charges related to dealer transitions and fixed asset impairments and disposals.
      Most of the change in cash generated from operating activities from 2003 to 2004 was due to a reduction in net loss, a gain on sale of net assets of discontinued operations in 2004, a cumulative effect of accounting change in 2003, and changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily driven by lower revenue, lower manufacturing volume, and implementation of lean manufacturing principles.
Cash provided by (used in) investing activities

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
Cash Flow Data—Investing Activities	2005	(As Restated)	(As Restated)

Capital expenditures	$(49.2)	$(43.0)	$(76.5)
Short-term investments, net	(51.4)	(80.0)	8.5
Net proceeds from repayments of lease fundings	32.3	23.2	(8.0)
Proceeds from the sales of leased assets	4.7	48.8	302.0
Proceeds from the disposal of fixed assets	19.8	28.8	55.6
Net decrease (increase) in notes receivable	15.1	(6.2)	26.0
Proceeds on sale of net assets of discontinued operations	—	47.9	—
Other, net	3.0	(0.2)	10.7

Net cash provided by (used in) investing activities	$(25.7)	$19.3	$318.3

      We used cash in investing activities in 2005 primarily for the net acquisition of short-term investments in auction rate securities (see Note 2) and capital expenditures. We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. In 2005, capital expenditures were less than half of depreciation, which represented a source of cash.

      In 2004 and 2003, we generated cash from investing activities primarily from the sale of leased and fixed assets and the sale of our Attwood facility in 2004. The sale of leased assets was primarily due to the new lease funding strategy implemented by our Financial Services subsidiary in 2004. In preparation for its new strategy, Financial Services sold a large portion of its lease portfolio in 2003 and continued to sell a portion of the remaining leased assets during 2004 and 2005. Under its new strategy, Financial Services continues to originate leases for customers, but uses a third party to provide lease funding. A significant amount of the cash generated from these activities was used to increase our short-term investment portfolio.
      Proceeds from the disposal of fixed assets in 2005 and 2004 were primarily from the sale of domestic and international manufacturing facilities and related equipment.
      We have significantly reduced our capital expenditures in the past three years to limit new projects to those that meet key economic metrics and deliver short payback cost savings or support critical strategic initiatives such as product development. At the end of 2005, our committed capital expenditures totaled $19.5 and related primarily to the purchase of a new corporate aircraft which will replace a corporate aircraft that we currently own in Q1 2006. In 2006, we expect to receive proceeds of approximately $15 from the sale of the corporate aircraft that we currently own.
Cash used in financing activities

	Year Ended

	February 25,	February 27,	February 28,
Cash Flow Data—Financing Activities	2005	2004	2003

Dividends paid	$(35.6)	$(35.5)	$(35.4)
Short-term and long-term debt, net	(28.8)	(22.9)	(270.1)
Common stock issuance	4.1	1.6	3.8

Net cash used in financing activities	$(60.3)	$(56.8)	$(301.7)

      We used cash in financing activities in 2005 primarily to pay down debt and to pay common stock dividends to our shareholders. We paid common stock dividends of $0.24 per share in 2005, 2004 and 2003. The dividend declared by the Board of Directors was $0.06 per share in each quarter of 2005, 2004, and 2003.
      We issued common stock in 2005 for proceeds of $4.1 related to the exercise of employee stock options. See Note 11 of the consolidated financial statements for further discussion regarding the Company’s stock-based incentive plans.
      The Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during 2005, 2004 or 2003. Approximately 3.8 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Since the inception of our repurchase program, 7.2 million shares have been repurchased for $112.7 million.
Capital Resources
Off-Balance Sheet Arrangements
      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. Due to the contingent nature of guarantees, the full value of the guarantees are not recorded on our consolidated balance sheets; however, we have reserves recorded to cover potential losses. See Note 14 to the consolidated financial statements for more information regarding financial instruments, concentrations of credit risk, commitments, guarantees and contingencies.

Contractual Obligations
      Our contractual obligations as of February 25, 2005 are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt and short-term borrowings	$325.7	$67.6	$258.1	$—	$—
Estimated interest on debt obligations	34.7	18.4	16.3	—	—
Operating leases	291.2	52.1	76.1	57.1	105.9
Committed capital expenditures	19.5	19.5	—	—	—
Purchase obligations	7.9	7.9	—	—	—
Other long-term liabilities	270.1	52.6	43.3	46.6	127.6

Total	$949.1	$218.1	$393.8	$103.7	$233.5

      Total consolidated debt as of February 25, 2005 was $325.7. The $28.3 decrease in total debt from 2004 was driven by debt repayments. Our debt to capital ratio was 21.4% at year-end. Of our total debt, $249.5 is in the form of term notes due November 2006. We are currently considering various options regarding the maturity of the term notes, one of which is to have a replacement facility in place before the senior notes expire. Additionally, we have notes payable due at various times through 2007. We expect to pay the amounts due on the notes as they expire.
      Of the $67.6 of debt payments due in 2005 (as presented in the contractual obligations table above), $9.6 relates to foreign currency notes payable and revolving credit facility obligations. Of the remaining $58.0 balance related to United States dollar notes payable obligations, we expect to repay $51.0 as it becomes due in Q1 2006.
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
      Other long-term liabilities represent contribution and benefit payments expected to be made for our defined contribution, deferred compensation, pension and post-retirement benefit plans. It should be noted our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 9 to the consolidated financial statements for further discussion regarding these plans.
      The contractual obligations table above is current as of February 25, 2005. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

      Our total liquidity facilities as of February 25, 2005 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	130.1

Total credit lines available	380.1
Less: borrowings outstanding	7.8

Available capacity (subject to covenant constraints)	$372.3

      At February 25, 2005, we had no borrowings against our $250.0 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. The Company may, at its option, and subject to customary conditions, request to increase the aggregate commitment by up to $100.0 by obtaining at least one commitment from one or more lenders. This facility and certain of our other financing and lease facilities require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset ratio covenant. Although we have $372.3 of available capacity, our maximum debt ratio covenant would limit additional borrowings to approximately $122.6 as of February 25, 2005. As of February 25, 2005, we were in compliance with all covenants under this facility and our other financing and lease facilities. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Service.
      On October 13, 2004, we filed a universal shelf registration statement with the Securities and Exchange Commission that will allow the Company to offer various types of securities from time to time in the future. The shelf registration statement includes a primary component of up to $200.0 of debt securities and a secondary component of up to 7.5 million shares of Class A common stock.
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

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
      Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. As discussed in Note 2 to the consolidated financial statements, if the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level.

We evaluate goodwill using five reporting units — North America, SDP, International, PolyVision and IDEO. As of February 25, 2005, we had $210.2 of goodwill recorded on our balance sheet as follows:

Recorded
Reporting Unit	Goodwill

North America	$45.1
Steelcase Design Partnership	63.2
International	42.5
PolyVision	53.4
IDEO	6.0

Total	$210.2

      During Q4 2005, we performed our annual impairment assessment of goodwill in our reporting units consistent with the prior year. In testing for potential impairment, we measured the estimated fair value of our reporting units using a combination of two methods based upon a discounted cash flow valuation (“DCF”) and a market value approach (“MVA”). The first method used a 100% weighting factor based on DCF while the second valuation was based upon 50% of DCF and 50% of MVA. In either case, we concluded no impairment existed in any reporting unit.
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
      As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of the goodwill as follows:

	Enterprise Value in Excess of Reported Goodwill
	Using an 11.5% Discount Rate

	Discounted	Market
	Cash Flow	Value

North America	$926.1	$886.1
Steelcase Design Partnership	215.6	219.6
International	99.3	112.3
PolyVision	62.8	n/a	(1)
IDEO	15.5	n/a	(1)

      For each reporting unit, this excess is primarily driven by the residual value of future years. Thus, increasing the discount rate from 11.5% to 12.5%, leaving all other assumptions unchanged, would reduce the excess amounts above to the following amounts:

	Enterprise Value in Excess of Reported Goodwill
	Using a 12.5% Discount Rate

	Discounted	Market
	Cash Flow	Value

North America	$730.1	$787.7
Steelcase Design Partnership	180.4	202.3
International	66.4	95.6
PolyVision	45.9	n/a
IDEO	12.4	n/a
      We also perform impairment analyses on our other intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. These intangible assets primarily consist of trademarks within the PolyVision reporting unit. As of the valuation date, the fair value exceeded the book value by approximately $3.6. A 5% decrease in projected revenue would result in a reduction of the excess fair value by $1.8. A 1% increase in the discount rate would result in a reduction of the excess fair value by $2.5.
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
      See Note 2, Note 5 and Note 7 to the consolidated financial statements for more information regarding goodwill, other intangible assets and property, plant and equipment.

Pension and Other Post-Retirement Benefits
      The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected fund returns, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes. See Note 9 to the consolidated financial statements for more information regarding employee benefit plan obligations including a sensitivity analysis.

Allowance for Credit Losses
      The allowance for credit losses related to accounts receivable, investments in leases and notes receivable is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends.

Our projection of credit losses is based on estimates, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies and other factors could impact our actual and projected credit losses and the related allowance for possible credit losses. If we had made different assumptions about probable credit losses, our financial position and results of operations could have differed. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. See further discussion regarding concentrations of credit risk in Note 14 of the consolidated financial statements.

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
      The Company has operating loss carryforwards of $334.8 and tax credit carryforwards of $27.7 available in certain jurisdictions to reduce future taxable income. Future tax benefits for these carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We estimate a tax savings from the operating loss carryforwards before valuation allowance of $125.6, but we have recorded a valuation allowance of $26.0 which reduces our estimated tax savings to $99.6. Additionally, we have recorded a valuation allowance of $4.3 against our tax credit carryforwards which reduces our estimated tax savings to $23.4. It is considered more likely than not that a benefit of $123.0 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $12.3.
Forward-looking Statements
      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. These forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: (1) competitive and general economic conditions and uncertainty domestically and internationally; (2) delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; (3) changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; (4) major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; (5) competitive pricing pressure; (6) pricing changes by the company, its competitors or suppliers; (7) currency fluctuations; (8) changes in: (a) customer demand and order patterns; (b) financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; (c) relationships with customers, suppliers, employees and dealers; and (d) the mix of products sold and of customers purchasing (including large project business); (9) the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; (10) the success of the company’s investment in certain ventures; (11) the company’s ability to successfully: (a) implement list price increases; (b) reduce its costs, including actions such as global supply chain management, workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value and/or related impairments, production consolidation, reduction of business complexity and culling products; (c) implement technology initiatives; (d) integrate acquired businesses; (e) migrate to a less vertically integrated manufacturing model; (f) implement lean manufacturing principles; (g) initiate and manage alliances; and (h) manage consolidated dealers; (11) possible acquisitions or divestitures by the company; (12) changes in business strategies and decisions; and (13) other risks detailed in this and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Recently Issued Accounting Standards
      There have not been any new accounting standards that are expected to have a significant impact on the Company in the near term.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:
      The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk, interest rate risk and equity price risk.
Foreign Exchange Risk
      Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 25% and 26% of our consolidated revenue in 2005 and 2004, respectively. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are hedged with foreign currency derivatives. We also have a significant amount of foreign currency net asset exposures. In February 2005 and March 2005, we entered into a series of forward contracts to hedge our net investment in Canada to reduce the risk of exposure to changes in exchange rates. The notional amount of these contracts was 45 million Canadian dollars in February 2005 and 25 million Canadian dollars in March 2005.
      Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2005 related to the euro and the Canadian dollar versus the U.S. dollar. We estimate that a 10% devaluation of the U.S. dollar against the local currencies would have increased our operating income by approximately $1.1 in 2005 and increased our loss in 2004 by approximately $2.0, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
      The translation of the assets and liabilities of our International subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within shareholders’ equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 25, 2005, the net foreign currency translation adjustments reduced shareholders’ equity by $26.4.
      Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2005, transaction gains and losses were immaterial.
Interest Rate Risk
      We are exposed to interest rate risk primarily on our notes receivable, investments in company owned life insurance, short-term borrowings and long-term debt. Substantially all of our interest rates on our term borrowings were fixed during 2004; thus our interest rate risk was minimized. A portion of our company owned life insurance is invested in fixed income securities. The valuation of these securities is sensitive to changes in market interest rates. We estimate that a 1% change in interest rates would not have had a material impact on our results of operations for 2005 or 2004.
      See Notes 2 and 14 of the consolidated financial statements for further discussion of interest rate swaps and derivative instruments. See Note 6 in the consolidated financial statements for further discussion of our investments in company owned life insurance.
Equity Price Risk
      We are exposed to equity price risk from the markets in the United States primarily on our investments in company owned life insurance. We estimate that a 10% adverse change in the broader United States equity markets would have reduced our operating income by approximately $4.0 in 2005 and increased our operating loss by approximately $2.0 in 2004. This quantitative measure has inherent limitations since not all of our equity investments are in similar asset classes. In addition, the investment managers actively manage certain equity investments and their results could be better or worse than the broader United States equity markets returns.
      See Note 6 in the consolidated financial statements for further discussion of our investments in company owned life insurance.

Item 8.	Financial Statements and Supplementary Data:
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
      Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s system of internal control over financial reporting was effective as of February 25, 2005.
      BDO Seidman, LLP, the independent registered certified public accounting firm that audited our financial statements included in this Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Steelcase Inc. maintained effective internal control over financial reporting as of February 25, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steelcase Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Steelcase Inc. maintained effective internal control over financial reporting as of February 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Steelcase Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steelcase Inc. as of February 25, 2005 and February 27, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2005 and our report dated March 31, 2005 expressed an unqualified opinion.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
      We have audited the accompanying consolidated balance sheets of Steelcase Inc. as of February 25, 2005 and February 27, 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2005. Our audits also included the financial statement schedule for the three years in the period ended February 25, 2005 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 to the consolidated financial statements, the fiscal 2004 and 2003 consolidated financial statements have been restated for the impact of certain lease accounting issues and the reclassification of auction rate securities.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. at February 25, 2005 and February 27, 2004 and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the year ended February 28, 2003. As discussed in Note 2, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in the year ended February 27, 2004.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steelcase Inc.’s internal control over financial reporting as of February 25, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2005 expressed an unqualified opinion thereon.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 31, 2005

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
	2005	(As Restated)	(As Restated)

Revenue	$2,613.8	$2,345.6	$2,529.9
Cost of sales	1,859.9	1,688.0	1,785.3
Restructuring costs	8.2	42.3	16.5

Gross profit	745.7	615.3	728.1
Operating expenses	722.3	678.5	745.6
Restructuring costs	5.2	11.2	44.7

Operating income (loss)	18.2	(74.4)	(62.2)
Interest expense	(20.9)	(18.5)	(20.9)
Other income (expense), net	7.7	—	16.4

Income (loss) from continuing operations before income tax benefit	5.0	(92.9)	(66.7)
Income tax benefit	(6.7)	(50.9)	(25.1)

Income (loss) from continuing operations	11.7	(42.0)	(41.6)
Income from discontinued operations, net of income taxes	—	2.4	4.7
Gain on sale of net assets of discontinued operations, net of income taxes	1.0	20.0	—

Income (loss) before cumulative effect of accounting change, net of income taxes	12.7	(19.6)	(36.9)
Cumulative effect of accounting change, net of income taxes	—	(4.2)	(229.9)

Net income (loss)	$12.7	$(23.8)	$(266.8)

Basic and diluted per share data:
Income (loss) from continuing operations	$0.08	$(0.28)	$(0.28)
Income and gain on sale of discontinued operations	0.01	0.15	0.03
Cumulative effect of accounting change	—	(0.03)	(1.56)

Earnings (loss)	$0.09	$(0.16)	$(1.81)

Dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

		February 27,
	February 25,	2004
	2005	(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$216.6	$182.2
Short-term investments	131.6	80.4
Accounts receivable, net of allowances of $41.6 and $44.4	378.1	363.2
Inventories	132.9	114.4
Deferred income taxes	90.2	101.7
Other current assets	107.9	103.8

Total current assets	1,057.3	945.7

Property and equipment, net	606.0	713.8
Company owned life insurance	186.1	177.9
Deferred income taxes	148.0	117.7
Goodwill	210.2	210.2
Other intangible assets, net of accumulated amortization of $40.1 and $36.0	79.8	88.1
Other assets	77.2	106.0

Total assets	$2,364.6	$2,359.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

		February 27,
	February 25,	2004
	2005	(As Restated)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175.9	$162.8
Short-term borrowings and current portion of long-term debt	67.6	34.4
Accrued expenses:
Employee compensation	123.3	91.3
Employee benefit plan obligations	31.7	33.9
Workers’ compensation claims	29.1	27.4
Income taxes payable	22.5	34.3
Product warranties	20.9	20.9
Other	138.5	139.7

Total current liabilities	609.5	544.7

Long-term liabilities:
Long-term debt less current maturities	258.1	319.6
Employee benefit plan obligations	249.7	243.7
Other long-term liabilities	50.7	46.6

Total long-term liabilities	558.5	609.9

Total liabilities	1,168.0	1,154.6

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 61,084,925 and 49,544,049 issued and outstanding	162.5	123.2
Class B Convertible Common Stock-no par value; 475,000,000 shares authorized, 87,490,230 and 98,435,538 issued and outstanding	134.9	166.6
Additional paid in capital	1.3	0.2
Accumulated other comprehensive loss	(33.1)	(40.8)
Deferred compensation—restricted stock	(3.1)	(1.4)
Retained earnings	934.1	957.0

Total shareholders’ equity	1,196.6	1,204.8

Total liabilities and shareholders’ equity	$2,364.6	$2,359.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

				Accumulated Other Comprehensive
	Common Stock			Income (Loss)

				Foreign	Minimum					Total
			Additional	Currency	Pension	Derivative		Deferred	Total	Comprehensive
			Paid in	Translation	Liability,	Adjustments,	Retained	Compensation—	Shareholders’	Income
	Class A	Class B	Capital	Adjustments	net of tax	net of tax	Earnings	Restricted Stock	Equity	(Loss)

February 22, 2002 (as previously reported)	$75.1	$207.2	$—	$(39.6)	$0.2	$(8.0)	$1,320.6	$—	$1,555.5
Prior period adjustment (see Note 3)							(2.1)		(2.1)
February 22, 2002 (as restated—see Note 3)	75.1	207.2	—	(39.6)	0.2	(8.0)	1,318.5	—	1,553.4
Common stock conversion	14.7	(14.7)							—
Common stock issuance	3.8								3.8
Other comprehensive income (loss)				(0.7)	(4.2)	4.7			(0.2)	$(0.2)
Dividends paid							(35.4)		(35.4)
Net loss (as restated)	—	—	—	—	—	—	(266.8)	—	(266.8)	(266.8)

February 28, 2003 (as restated)	93.6	192.5		(40.3)	(4.0)	(3.3)	1,016.3	—	1,254.8	$(267.0)

Common stock conversion	25.9	(25.9)							—
Common stock issuance	1.6								1.6
Issuance of restricted stock	2.1							(2.1)	—
Amortization of deferred compensation								0.7	0.7
Issuance of performance shares and restricted stock units			0.2						0.2
Other comprehensive income (loss)				6.6	(0.4)	0.6			6.8	$6.8
Dividends paid							(35.5)		(35.5)
Net loss (as restated)	—	—	—	—	—	—	(23.8)	—	(23.8)	(23.8)

February 27, 2004 (as restated)	123.2	166.6	0.2	(33.7)	(4.4)	(2.7)	957.0	(1.4)	1,204.8	$(17.0)

Common stock conversion	31.7	(31.7)							—
Common stock issuance	4.1								4.1
Issuance of restricted stock, net	3.5							(3.5)	—
Amortization of deferred compensation								1.8	1.8
Performance shares and restricted stock units expense			1.1						1.1
Other comprehensive income				7.3	(1.2)	1.6			7.7	$7.7
Dividends paid							(35.6)		(35.6)
Net income	—	—	—	—	—	—	12.7	—	12.7	12.7

February 25, 2005	$162.5	$134.9	$1.3	$(26.4)	$(5.6)	$(1.1)	$934.1	$(3.1)	$1,196.6	$20.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
	2005	(As Restated)	(as restated)

OPERATING ACTIVITIES
Net income (loss)	$12.7	$(23.8)	$(266.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127.6	141.4	157.4
Loss on disposal and write-down of fixed assets	5.8	16.4	4.3
Gain on sale of net assets of discontinued operations	—	(31.9)	—
Loss on dealer transitions	(1.2)	8.7	8.3
Deferred income taxes	(13.7)	(34.2)	(42.5)
Cumulative effect of accounting change	—	4.2	229.9
Pension and post-retirement benefit cost	17.1	17.3	9.2
Restructuring charges (payments)	(7.6)	3.7	(3.3)
Other, net	(0.7)	(0.2)	(3.7)
Changes in operating assets and liabilities, net of corporate acquisitions:
Accounts receivable	(5.7)	42.4	35.3
Inventories	(15.8)	19.4	24.8
Other assets	(21.1)	(34.0)	(14.6)
Accounts payable	7.9	(1.9)	(32.3)
Accrued expenses and other liabilities	9.4	(39.6)	(57.3)

Net cash provided by operating activities	114.7	87.9	48.7

INVESTING ACTIVITIES
Capital expenditures	(49.2)	(43.0)	(76.5)
Short-term investments—acquisitions	(459.2)	(346.0)	(17.7)
Short-term investments—liquidations	407.8	266.0	26.2
Proceeds from repayments of lease fundings	32.3	44.4	109.8
Proceeds from sales of leased assets	4.7	48.8	302.0
Increase in lease fundings	—	(21.2)	(117.8)
Proceeds from disposal of fixed assets	19.8	28.8	55.6
Net decrease (increase) in notes receivable	15.1	(6.2)	26.0
Proceeds on sale of net assets of discontinued operations	—	47.9	—
Other, net	3.0	(0.2)	10.7

Net cash provided by (used in) investing activities	(25.7)	19.3	318.3

FINANCING ACTIVITIES
Dividends paid	(35.6)	(35.5)	(35.4)
Repayments of long-term debt	(14.4)	(23.4)	(138.9)
Short-term borrowings (repayments), net	(14.4)	0.5	(131.2)
Common stock issuance	4.1	1.6	3.8

Net cash used in financing activities	(60.3)	(56.8)	(301.7)

Effect of exchange rate changes on cash and cash equivalents	5.7	2.9	2.7

Net increase in cash and cash equivalents	34.4	53.3	68.0
Cash and cash equivalents, beginning of year	182.2	128.9	60.9

Cash and cash equivalents, end of year	$216.6	$182.2	$128.9

Supplemental Cash Flow Information:
Income taxes paid	$16.2	$14.6	$10.5

Interest paid	$21.6	$20.8	$26.2

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
      Steelcase Inc. is the world’s leading designer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, with approximately 14,500 workers and we operate manufacturing facilities in over 30 principal locations. We distribute products through various channels including independent and owned dealers in more than 800 locations throughout the world and have led the global office furniture industry in revenue every year since 1974. We operate under three reportable segments: North America, Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Additional information about our reportable segments is contained in Note 15.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
      The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries, except as noted below in Majority-owned Dealer Transitions. Our consolidation policy requires the consolidation of entities where a controlling financial interest is obtained as well as consolidation of variable interest entities in which we are designated as the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46(R)”), as amended. We adopted FIN 46(R) in 2004 and recorded a $4.2 net of tax charge in cumulative effect of accounting change upon adoption. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year
      Our fiscal year consists of 52 or 53 weeks, ending on the last Friday in February.

Fiscal Year	Year-end Date	Number of weeks

2005	February 25	52
2004	February 27	52
2003	February 28	53	(1)

(1)	Quarters 1 through 3 contained 13 weeks while quarter 4 contained 14 weeks.
      Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1 2005 references the first quarter of fiscal 2005. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Reclassifications
      Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. As described in Note 3, we reclassified auction rate securities from cash equivalents to short-term investments.

Majority-owned Dealer Transitions
      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control. Our investments in these unconsolidated dealers are included in Other Assets in the accompanying Consolidated Balance Sheets. These investments are carried at the

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
lower of cost or estimated market value. We do not adjust our carrying value for profits and losses for certain of these dealers because the investments are structured such that we do not share in profits and losses. Where we share in profits and losses, we recognize our appropriate share of earnings and losses in Other Income (Expense), Net.
      In February 2004, we initiated a change in our participative control of eight dealers where we hold a majority position in the voting stock of the dealer. Accordingly, we consolidated the balance sheets of these dealers as of February 27, 2004. The consolidation of these dealers had the effect of increasing our total assets and liabilities by $10.9. In 2005, revenue, cost of sales, and operating expenses increased $80.1, $53.3, and $29.0, respectively, due to the consolidation of the dealers. There was no effect on net income for those dealers previously accounted for using the equity method of accounting since we have historically recognized our share of income through Joint venture income. For those dealers where we do not share in the earnings and losses, the consolidation of the dealers had no impact on net income since the pretax earnings or losses were eliminated in Other Income (Expense), net.

Foreign Currency Translation
      For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to United States dollar equivalents at exchange rates in effect as of the balance sheet date. We translate Consolidated Statements of Income accounts at average rates for the period. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within the Consolidated Statements of Changes in Shareholders’ Equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. Foreign currency transaction gains and losses are recorded in Other Income (Expense), Net and are not material for 2005.

Revenue Recognition
      Revenue consists substantially of product sales and related service revenues. We also have finance revenue associated with our Financial Services subsidiary.
      Product sales are reported net of discounts and applicable returns and allowances and are recognized when title and risks associated with ownership have passed to the customer or dealer. Typically, this is when the product ships. Service and finance revenue are not material.

Cash Equivalents
      Cash equivalents include demand bank deposits and highly liquid investment securities, with an original maturity of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $210.2 as of February 25, 2005 and $176.5 as of February 27, 2004.

Short-term Investments
      Short-term investments represent auction rate securities which are highly liquid, variable-rate debt securities. While the underlying securities have maturities in excess of one year, the interest rate is reset through auctions that are typically held every 7 to 28 days, creating short-term investments. The securities trade at par on the auction dates. Interest is paid at the end of each auction period. Because of the short interest rate reset period, the book value of the securities approximates fair value. Auction rate securities were previously recorded in cash and cash equivalents due to their liquidity and pricing reset features. In the current year, we determined that these securities should be

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
classified as short-term investments. We reclassified our balance at February 27, 2004 of $80.0 of auction rate securities to short-term investments. As a result of this reclassification, our cash flows from investing activities now reflect acquisitions and liquidations of auction rate securities.

Accounts and Notes Receivable
      The Company has accounts receivable for products sold to various unconsolidated affiliates on terms generally similar to those prevailing with unrelated third parties. Affiliates include unconsolidated dealers and minority interests in unconsolidated joint ventures. Accounts receivable from affiliates were not material at February 25, 2005 or February 27, 2004.
      Notes receivable includes project financing, asset-based lending and term financing with dealers. Notes receivable of $57.3 and $70.2 as of February 25, 2005 and February 27, 2004 are included within Other current assets and Other assets on the Consolidated Balance Sheets. The allowance for uncollectible notes receivable was $6.2 and $17.9 at February 25, 2005 and February 27, 2004, respectively. Notes receivable from affiliates were not material at February 25, 2005 or February 27, 2004.

Allowance for Credit Losses
      The allowance for credit losses related to accounts receivable, notes receivable and our investments in leases is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment has not been received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days. There were no accounts past due over 90 days and still accruing interest as of February 25, 2005.

Inventories
      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out method to value its inventories. The SDP segment primarily uses the first in, first out or the average cost inventory valuation methods. The International segment values inventories primarily using the first in, first out method.

Property, Equipment and Other Long-lived Assets
      Property and equipment, including some internally-developed internal use software, is stated at cost. Major improvements that materially extend the useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      We review the carrying value of our long-lived assets held and used and assets to be disposed of using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
      Due to the restructuring and plant consolidation activities over the past several years, we are currently holding for sale several facilities that are no longer in use. These assets are stated at the lower of cost or net realizable value and are included within Other Current Assets on the Consolidated Balance Sheets since we expect them to be sold within one year. See Note 5 for further information.

Operating Leases
      Rent expense for operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Rent expense for operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.

Long-Term Investments
      Long-term investments primarily include privately-held equity securities. These investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the assumptions underlying the performance of the privately-held companies to determine if declines in fair value below cost basis are other-than-temporary. A series of historic and projected operating losses by investees are considered in the review. If a determination is made that a decline in fair value below the cost basis is other-than-temporary, the investment is written down to its estimated fair value. Gains on these investments are recorded when they are realized. At February 25, 2005 and February 27, 2004, the carrying value of these investments was $5.8 and $6.5, respectively, and was included within Other Assets on the Consolidated Balance Sheets.

Investment in Leases
      Our Financial Services subsidiary provides furniture leasing services to end-use customers and showroom financing to dealers. Prior to 2004, we originated both direct financing and operating leases and the remaining lease balance was recorded on our balance sheet. In 2004, we implemented a new strategy in which we originate leases for customers and earn an origination fee for that service. We use a third party to provide lease funding. Our net investment in leases was $34.6 and $71.0 at February 25, 2005 and February 27, 2004 respectively, and was included within Other current assets and Other assets on the Consolidated Balance Sheets. This investment has decreased over the past few years due to the new strategy as the underlying lease schedules have run-off and certain leases have been sold.

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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization are accounted for and evaluated for potential impairment in a manner consistent with goodwill.
      The cumulative effect of accounting change in 2003 of $229.9 represents the net after-tax charge related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. See Note 7 for additional discussion of goodwill and other intangible assets.

Self-Insurance
      We are self-insured for certain losses relating to workers’ compensation claims, product liability costs and the majority of domestic employee and retiree medical benefits. We have purchased insurance coverage to reduce our exposure to significant levels of workers’ compensation and product liability claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred but not reported at the balance sheet date using certain actuarial assumptions followed in the insurance industry and our historical experience.
      Other accrued expenses in the accompanying Consolidated Balance Sheets include a reserve for estimated future product liability costs of $8.7 and $9.9 incurred as of February 25, 2005 and February 27, 2004.
      On February 28, 2005, we terminated our Voluntary Employees’ Beneficiary Association (“VEBA”) used to fund self-insured employee medical claims. We will begin paying those claims directly from the general assets of the Company in 2006. At February 25, 2005 and February 27, 2004, the estimate for incurred but not reported medical claims, which were fully funded in the VEBA, was $3.5 and $5.7, respectively.

Product Warranty
      We offer a lifetime warranty on most Steelcase and Turnstone brand products delivered in the United States and Canada, subject to certain exceptions. For products delivered in the rest of the world, we offer a 15-year warranty for most Steelcase brand products and a 10-year warranty for most Turnstone brand products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. For all other brands, warranties range from one year to lifetime. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical product data and management’s knowledge of current events and actions.

	February 25,	February 27,
Product Warranty	2005	2004

Balance at beginning of period	$20.9	$26.0
Accruals for warranty charges	5.9	8.5
Settlements and adjustments	(5.9)	(13.6)

Balance at end of period	$20.9	$20.9

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters
      Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying Consolidated Balance Sheets was $4.3 as of February 25, 2005 and $5.8 as of February 27, 2004. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Product Related Expenses
      Research and development expenses, which are expensed as incurred, were $41.1 for 2005, $46.9 for 2004, and $49.2 for 2003.

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

Earnings Per Share
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested (see Note 11).
      Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 4.5 million

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
options for 2005, 5.2 million options for 2004 and 10.9 million options for 2003 because those shares or potential shares were not dilutive.

	Year Ended

	February 25,	February 27,	February 28,
Weighted Average Number of Shares of Common Stock Outstanding	2005	2004	2003

Basic	147.9	147.9	147.6
Diluted (1)	148.2	148.0	147.7

(1)	The denominator for basic EPS is used for calculating EPS for 2004 and 2003 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

Stock-Based Compensation
      Our stock-based compensation consists of performance shares, performance units, restricted stock, restricted stock units and non-qualified stock options. In December 2004, the FASB issued SFAS No. 123(R) to expand and clarify SFAS No. 123, Accounting for Stock-Based Compensation, in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award and is effective for awards issued beginning in Q1 2007. Effective at the beginning of 2004, our policy is to expense stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value based method of accounting for all awards granted, modified or settled on or after March 1, 2003. The aggregate market value of restricted stock shares at the date of issuance is recorded as deferred compensation, a separate component of shareholders’ equity, and is amortized over the three-year vesting period of the grants. Restricted stock units, performance shares, and performance share units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares to be granted. For stock options, fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. However, there have been no stock options granted in 2005 or 2004. Upon adoption, SFAS No. 123(R) will have no impact on our financial statements because we currently expense any new stock-based compensation in accordance with this Statement.
      Prior to 2004, our stock-based compensation consisted only of stock options and we accounted for them under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Given the terms of the Company’s plans, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards. Further disclosure of our stock incentive plans is presented in Note 11.

	Year Ended

	February 25,	February 27,	February 28,
SFAS No. 123 Pro Forma Data	2005	2004	2003

Net income (loss), as reported	$12.7	$(23.8)	$(266.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.0	0.6	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5.4)	(6.1)	(11.2)

Pro forma net income (loss)	$9.3	$(29.3)	$(278.0)

Earnings (loss) per share:
Basic and diluted—as reported	$0.09	$(0.16)	$(1.81)

Basic and diluted—pro forma	$0.06	$(0.20)	$(1.88)

Financial Instruments
      The carrying amount of our financial instruments, consisting of cash equivalents, short-term investments, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.
      We recognize the fair value of all derivative instruments on our balance sheet in Other Long-term Liabilities at fair value and establish criteria for designation and effectiveness of hedging relationships. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income, net of tax, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A net investment hedge requires that the effective portion of the change in fair value of a derivative instrument be recognized in Other Comprehensive Income, net of tax, and reclassified into earnings in the period in which the net investment is liquidated.
      We use derivative financial instruments principally to manage three types of risk:

1.	The risk that interest rate changes will affect either:

•	the fair value of our debt obligations, or

•	the amount of our future interest payments.

2.	The risk that unremitted or future cash flows owed to (by) us for the sale (purchase) or anticipated sale (purchase) of products abroad and other cash inflows (outflows) may be adversely affected by changes in the foreign currency rates.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	The risk that our net investment in a foreign entity may be adversely affected by changes in exchange rates.
      We formally document the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. We use the change in variable cash flows method for testing the effectiveness of our cash flow hedges. This method compares the present value of the cash flow stream using the interest rate obtained at the inception of the agreements to the present value of the cash flow stream at current market interest rates. For our net investment hedge, we determine that the hedge is effective if the net investment balance exceeds the notional amount of the forward contracts. As of February 25, 2005, our testing proved that our hedges remained effective. See Note 14 for further information on derivatives.

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

3.	RESTATEMENT OF FINANCIAL STATEMENTS
      The Company has completed a review of its lease accounting policies and is correcting its method of accounting for certain leases by restating its financial statements for 2004 and 2003. The restatement increased net loss by $0.6 and $0.7 in 2004 and 2003, respectively, and reduced retained earnings by $2.1 at February 22, 2002 from $1,320.6 to $1,318.5. The effect of the restatement is included in the Other category and is not spread to the segments because the Company considers the restatement adjustments to be immaterial.
      The Company initiated its review of its lease accounting in response to a public letter published by the Chief Accountant of the SEC on February 7, 2005. The correction involves recording expense for leases with fixed escalating rents on a straight-line basis over the lease term, rather than as payable.
      In addition, the Company’s investments in auction rate securities of $80.0 have been reclassified in the Company’s Consolidated Balance Sheet as short-term investments for 2004. Previously, these investments were classified as cash and cash equivalents. This reclassification also resulted in changes to the Company’s 2004 and 2003 Consolidated Statements of Cash Flows.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The restated amounts and line items impacted by these restatements are provided below:

	February 27, 2004

	As Previously	As
Consolidated Balance Sheets:	Reported	Restated

Cash and cash equivalents	$262.2	$182.2
Short-term investments (1)	—	80.4
Non-current deferred income taxes (1)	112.4	115.0
Other long-term liabilities (1)	41.2	46.6
Retained earnings	960.4	957.0

	February 27, 2004		February 28, 2003

	As Previously	As	As Previously	As
Consolidated Statements of Operations:	Reported	Restated	Reported	Restated

Operating expenses	$677.6	$678.5	$744.5	$745.6
Operating loss	(73.5)	(74.4)	(61.1)	(62.2)
Loss from continuing operations before income tax benefit	(92.0)	(92.9)	(65.6)	(66.7)
Income tax benefit	(50.6)	(50.9)	(24.7)	(25.1)
Loss from continuing operations	(41.4)	(42.0)	(40.9)	(41.6)
Loss before cumulative effect of accounting change	(19.0)	(19.6)	(36.2)	(36.9)
Net loss	(23.2)	(23.8)	(266.1)	(266.8)

	February 27, 2004		February 28, 2003

	As Previously		As Previously	As
Consolidated Statements of Cash Flows:	Reported	As Restated	Reported	Restated

Net loss	$(23.2)	$(23.8)	$(266.1)	$(266.8)
Deferred income taxes (1)	(30.5)	(34.0)	(39.6)	(40.0)
Accrued expenses and other liabilities (1)	(43.9)	(39.8)	(60.9)	(59.8)
Short-term investments—acquisitions	—	(346.0)	—	(17.7)
Short-term investments—liquidations	—	266.0	—	26.2

(1)	Includes immaterial reclassifications, as discussed in Note 2, which are unrelated to the lease and auction rate security restatements for the prior year to conform to the current year presentation

4.	INVENTORIES
      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The SDP segment primarily uses the

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
first in, first out (“FIFO”) or the average cost inventory valuation methods. The International segment values inventories using the FIFO method.

	February 25,	February 27,
Inventories	2005	2004

Finished goods	$67.3	$58.3
Work in process	29.7	29.7
Raw materials	64.9	51.7

	161.9	139.7
LIFO reserve	(29.0)	(25.3)

	$132.9	$114.4

      The portion of inventories determined by the LIFO method aggregated $52.6 and $46.3 as of February 25, 2005 and February 27, 2004, respectively. The effect of LIFO liquidations on net income was not material in 2005 or 2004.

5.	PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives	February 25,	February 27,
Property and Equipment	(Years)	2005	2004

Land	—	$46.7	$62.0
Buildings and improvements	10 – 50	725.5	736.1
Machinery and equipment	3 – 15	1,119.6	1,151.9
Furniture and fixtures	5 – 8	91.1	90.5
Leasehold improvements	3 – 10	67.2	68.1
Capitalized software	3 – 10	128.9	126.7
Construction in progress	—	19.4	17.3

		2,198.4	2,252.6
Accumulated depreciation		(1,592.4)	(1,538.8)

		$606.0	$713.8

      The net book value of capitalized software was $28.5 and $41.8 as of February 25, 2005 and February 27, 2004, respectively. The majority of capitalized software has an estimated useful life of 3 to 5 years. Approximately 25% of the gross value of capitalized software relates to the Company’s core enterprise resource planning system, which has an estimated useful life of 10 years.
      Depreciation expense on property and equipment approximated $119.1 for 2005, $131.4 for 2004 and $145.1 for 2003.
      The estimated cost to complete construction in progress as of February 25, 2005 was $26.1.
      Included in Other Current Assets on our Consolidated Balance Sheets is property, plant and equipment reclassified as real estate held for sale, which totaled $31.0 as of February 25, 2005 and $6.2 as of February 27, 2004. Of the $31.0 in property, plant and equipment that is held for sale at February 25, 2005, $22.0 represents our real estate in Strasbourg, France. A portion of this real estate is under contract to be sold for approximately $9.0 during 2006. The remaining real estate will continue to be marketed. Real estate that is held for sale is stated at the lower of depreciated cost or fair market value.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	COMPANY OWNED LIFE INSURANCE
      Investments in company owned life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $242.5 as of February 25, 2005 (see Note 9). However, the assets do not represent a committed funding source. They are subject to claims from creditors and the Company can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s credit ratings range from A to AAA, and totaled $186.1 as of February 25, 2005 and $177.9 as of February 27, 2004.
      Investments in company owned life insurance consist of $91.0 in traditional whole life policies and $95.1 in variable life insurance policies as of February 25, 2005. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary subject to a minimum dividend rate, the cash surrender value of these policies is not subject to market risk declines in that the insurance companies guarantee a minimum dividend rate on these investments. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. As of February 25, 2005, the investments in the variable life policies were allocated 49% in fixed income securities and 51% in equity securities. The valuation of these investments is sensitive to changes in market interest rates and equity values. The annual net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in the accompanying Consolidated Statements of Income. The net effect of these changes in 2005 and 2004 resulted in pre-tax income of approximately $9.0 and $15.0, respectively, recorded as 60% cost of sales and 40% operating expenses.

7.	GOODWILL & OTHER INTANGIBLE ASSETS
      Goodwill is assigned to and the fair value is tested at the reporting unit level. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. We evaluated goodwill using five reporting units—North America, SDP, International, PolyVision and IDEO. PolyVision and IDEO are included in the “Other” category for reportable segment disclosure purposes.
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
      We evaluated goodwill during Q4 2005 and no impairment was necessary for any reporting unit.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      There were no changes to goodwill during 2005. A summary of goodwill at February 25, 2005, by business segment, is as follows:

February 25,
Business Segment	2005

North America	$45.1
Steelcase Design Partnership	63.2
International	42.5
Other	59.4

Total	$210.2

      As of February 25, 2005 and February 27, 2004, our other intangible assets and related accumulated amortization consisted of the following:

		February 25, 2005
	Weighted				February 27, 2004
	Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	13.2	$48.7	$14.1	$34.6	$48.7	$9.3	$39.4
Trademarks	8.4	30.2	21.5	8.7	32.5	21.5	11.0
Non-compete agreements	3.0	—	—	—	1.9	1.6	0.3
Other	7.2	8.8	4.5	4.3	8.8	3.6	5.2

Total		87.7	40.1	47.6	91.9	36.0	55.9

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$119.9	$40.1	$79.8	$124.1	$36.0	$88.1

      For 2005, we recorded amortization expense of $8.5 on intangible assets subject to amortization compared to $10.0 for 2004 and $12.3 for 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2006	$8.0
2007	8.0
2008	7.5
2009	7.4
2010	6.7

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

8.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

		Fiscal Year	February 25,	February 27,
Debt Obligations	Interest Rates Range	Maturity Range	2005	2004

U.S. dollar obligations:
Senior notes (1)	6.375%	2007	$249.5	$249.3
Notes payable (2)	5.96%-8.21%	2006-2009	63.2	76.0
Revolving credit facilities (3)	—	—	—	—
Capitalized lease obligations	8.00%	2011	0.2	0.3

			312.9	325.6

Foreign currency obligations:
Notes payable (2)	6.18%-7.30%	2007	3.6	16.3
Revolving credit facilities (3)	2.12%-7.75%	2006	7.8	8.6
Capitalized lease obligations	2.69%-4.12%	2007-2008	1.4	3.5

			12.8	28.4

Total short-term borrowings and long-term debt			325.7	354.0
Short-term borrowings and current portion of long-term debt (4)			67.6	34.4

Long-term debt			$258.1	$319.6

(1)	The senior notes, due in November 2006, are unsecured unsubordinated obligations and rank equally with all of our other unsecured unsubordinated indebtedness. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points, plus, in both cases, accrued and unpaid interest. The original notes were priced at 99.48% of par. The discount is being amortized on a straight-line basis over the term of the senior notes.

(2)	Notes payable represents amounts payable to various banks and other creditors, a portion of which is collateralized by the underlying assets. Certain agreements contain financial covenants that include, among others, a minimum net worth, a minimum interest coverage ratio and a minimum debt ratio. As of February 25, 2005, we were in compliance with all covenants under these facilities.

In May 2000, we began leasing aircraft through a synthetic lease structure that meets the FIN 46(R) definition of a special-purpose entity. As of February 27, 2004, the aircraft was capitalized on our balance sheet and the related obligation of $48.0 was recorded as debt as required by the provisions of FIN 46(R). This debt is secured by the aircraft and matures in May 2005.

Approximately $6.3 of notes payable as of February 25, 2005 and $10.7 of notes payable as of February 27, 2004 are collateralized by lease receivables.

(3)	During 2004, we finalized a $250 million 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. As of February 25, 2005 and February 27,

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, we had no borrowings against this facility. The Company may, at its option, and subject to certain conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. This facility requires us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant and an asset coverage ratio covenant. In October 2003, Moody’s Investor Services lowered its rating on the Company to Ba1, thus activating the asset coverage ratio covenant. As of February 25, 2005, we were in compliance with all covenants under this facility.

Additionally, we have entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $35.0 of U.S. dollar obligations and $95.1 of foreign currency obligations as of February 25, 2005. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions may be renewed annually. Borrowings on these facilities as of February 25, 2005 were $7.8 and as of February 27, 2004 were $8.6.

(4)	The weighted average interest rate for short-term borrowings and the current portion of long-term debt were 6.4% and 5.8% at February 25, 2005 and February 27, 2004, respectively.

Annual Maturities of Short-Term Borrowings and Long-Term Debt

Year Ending February	Amount

2006	$67.6
2007	256.0
2008	2.0
2009	.1

$325.7

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 25,	February 27,
Employee Benefit Plan Obligations	2005	2004

Defined contribution retirement plans	$14.6	$15.3
Post-retirement medical benefits	191.0	191.4
Defined benefit pension plans	43.6	40.1
Deferred compensation plan and agreements	32.2	30.8

	281.4	277.6
Current portion	31.7	33.9

Long-term portion	$249.7	$243.7

Defined Contribution Retirement Plans
      Substantially all United States employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
are made to a trust, which is held for the sole benefit of participants. For certain participating locations, the Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by the Compensation Committee at the end of each fiscal year. As of February 25, 2005, the Company-funded portion of the trust had net assets of approximately $1.0 billion. The Company’s other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.
      Total expense under all defined contribution retirement plans was $17.7 for 2005, $18.7 for 2004 and $19.1 for 2003. We expect to contribute approximately $17.0 to our defined contribution plans in 2006.

Post-retirement Medical Benefits
      We maintain unfunded post-retirement benefit plans that provide medical and life insurance benefits to certain North American based retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. These plans are unfunded, but we have purchased company owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other obligations (see Note 6). However, it is likely that over the next several years annual inflows from the policies will not be sufficient to meet annual outflows for the benefit plans. The difference would represent a use of cash.
      During 2003 and 2004, the plans were amended limiting certain benefits. These amendments resulted in the establishment of unrecognized prior service gains that are being amortized over the remaining service life of the affected plans’ participants. Due to the workforce reductions in the past three years, curtailment accounting rules were triggered and we recognized plan curtailment gains of $2.6 in 2005, $3.8 in 2004, and $16.4 in 2003.
      In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. We adopted FSP 106-2 in Q3 2005. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. Therefore, we believe that the value of these benefits is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the Medicare Act subsidy (“subsidy”).
      We remeasured our accumulated post-retirement benefit obligation (“APBO”) as of September 1, 2004 to consider the effects of the preliminary regulations related to the Medicare Act. As a result, the APBO decreased approximately $19.0 due to the expectation that the Company would qualify for the subsidy for our U.S. post-retirement benefit plan participants who qualified for retirement prior to March 1, 1999. As a result of the final regulations which were issued in January 2005, we believe the Company will qualify for the subsidy for all our U.S. post-retirement benefit plan participants. We recorded an additional unrealized gain which reduced our accumulated benefit obligation by $15.0 when we remeasured our APBO on February 25, 2005. The APBO was $205.5 at February 25, 2005. In addition, the Medicare Act reduced pre-tax post-retirement expense by $1.2 in 2005 and we expect that the Medicare Act will reduce our 2006 expense by $4.6.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans
      Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management or highly compensated employees. The accrued benefit plan obligation for the non-qualified supplemental retirement plan is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company owned life insurance policies with the intention of utilizing them as a long-term funding source for the plan and other post-retirement benefit plan obligations (see Note 6). Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 25, 2005			February 27, 2004

	Qualified Plans		Nonqualified	Qualified Plans		Non-qualified
			Supplemental			Supplemental
	Domestic	Foreign	Retirement Plan	Domestic	Foreign	Retirement Plans

Plan assets	$11.3	$36.3	$—	$11.4	$31.9	$—
Projected benefit plan obligations	10.3	57.7	24.4	11.9	51.2	22.1

Funded status	$1.0	$(21.4)	$(24.4)	$(0.5)	$(19.3)	$(22.1)

Accrued benefit plan obligations	$0.6	$22.3	$20.7	$0.9	$20.2	$19.0

Accumulated benefit obligation	$10.3	$53.1	$20.3	$11.9	$48.3	$18.8

Summary Disclosures for Defined Benefit and Post-retirement Plans
      The following tables summarize the required disclosures related to our defined benefit pension and post-retirement plans. We used a measurement date of December 31, 2004 for our foreign pension plans, and February 25, 2005 for our domestic pension plans, non-qualified supplemental retirement plans and foreign and domestic post-retirement plans.

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded	February 25,	February 27,	February 25,	February 27,
Status	2005	2004	2005	2004

Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$85.2	$74.9	$230.8	$234.0
Service cost	3.0	2.4	3.2	4.3
Interest cost	4.7	4.4	12.9	14.5
Amendments	—	—	(0.1)	(13.4)
Net actuarial loss (gain)	3.0	4.7	(27.6)	9.6
Plan participants’ contributions	—	0.1	4.2	4.3
Currency changes	2.7	6.5	0.3	0.4
Adjustment due to plan curtailment	—	—	(1.8)	(5.9)
Adjustment due to plan settlement	—	(1.4)	—	—
Benefits paid	(6.3)	(7.3)	(16.4)	(17.0)
Other adjustments	—	0.9	—	—

Projected benefit plan obligations, end of year	92.3	85.2	205.5	230.8

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and Funded	February 25,	February 27,	February 25,	February 27,
Status	2005	2004	2005	2004

Change in plan assets:
Fair value of plan assets, beginning of year	43.5	36.6	—	—
Actual return on plan assets	3.8	5.7	—	—
Employer contributions	4.8	4.8	12.2	12.7
Plan participants’ contributions	—	0.1	4.2	4.3
Currency changes	1.7	4.0	—	—
Benefits paid	(6.3)	(7.3)	(16.4)	(17.0)
Other adjustments	—	(0.6)	—	—

Fair value of plan assets, end of year	47.5	43.3	—	—

Funded status	(44.8)	(41.9)	(205.5)	(230.8)
Unrecognized prior service cost (gain)	0.8	1.0	(35.3)	(43.0)
Unrecognized net actuarial loss	15.3	13.2	49.8	82.4

Net amount recognized	$(28.7)	$(27.7)	$(191.0)	$(191.4)

Amounts recognized in the consolidated balance sheets:
Accrued benefit plan obligations	$(43.6)	$(40.1)	$(191.0)	$(191.4)
Prepaid pension costs	5.6	5.0	—	—
Intangible assets	0.1	0.3	—	—
Accumulated other comprehensive income	9.2	7.1	—	—

Net amount recognized	$(28.7)	$(27.7)	$(191.0)	$(191.4)

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended

	Pension Plans			Post-retirement Plans
Components of
Expense and	February 25,	February 27,	February 28,	February 25,	February 27,	February 28,
Weighted-Average Assumptions	2005	2004	2003	2005	2004	2003

Components of expense:
Service cost	$3.0	$2.4	$2.4	$3.2	$4.3	$4.5
Interest cost	4.7	4.4	4.3	12.9	14.5	15.3
Amortization of prior year service cost (gain)	0.3	0.7	1.5	(5.4)	(3.9)	(5.2)
Expected return on plan assets	(3.0)	(2.6)	(3.0)	—	—	—
Adjustment due to plan curtailment	—	0.1	1.3	(2.6)	(3.8)	(16.4)
Adjustment due to plan settlement	0.1	(0.3)	1.3	—	—	—
Amortization of unrecognized net actuarial loss	0.2	0.5	0.3	3.5	3.7	2.9

Net expense	$5.3	$5.2	$8.1	$11.6	$14.8	$1.1

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.75%	6.00%	5.60%	6.10%	6.50%
Rate of salary progression	3.25%	3.00%	3.90%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost (1):
Discount rate	5.70%	5.75%	n/a	6.05%	6.41%	n/a
Expected return on plan assets	6.00%	6.80%	n/a	—	—	n/a
Rate of salary progression	3.90%	3.75%	n/a	n/a	n/a	n/a

(1)	The weighted-average assumptions used to determined net periodic benefit cost are not available as of February 28, 2003.
      We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits. In evaluating the expected return on plan assets, we have considered the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.
      The assumed health care cost trend was 11.0% as of February 25, 2005, gradually declining to 4.5% in 2015 and thereafter. At February 27, 2004, the assumed health care cost trend was 11.0%

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
gradually declining to 4.5% in 2012 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
	point increase	point decrease

Effect on total of service and interest cost components	$1.5	$(1.2)
Effect on post-retirement benefit obligation	$16.2	$(13.9)
      Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 25, 2005 are in the following table. The target allocations are established by the investment committees of each plan. The targets are established in an effort to provide a return after considering the risk and return of the underlying investments. There were no significant changes in the target allocations of our plan investments during 2005. The changes in weighted average target allocations between asset categories in the table below primarily relate to the weighting of our various plans.

	February 25, 2005		February 27, 2004

	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations

Equity securities	50%	48%	53%	45%
Debt securities	30	31	20	25
Real estate	2	2	2	2
Other(1)	18	19	25	28

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.
      We expect to contribute approximately $5.0 to our pension plans and $12.1 to our post-retirement plans in 2006. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

		Post-retirement Plans

		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending February	Pension Plans	Subsidy	Subsidy	Act Subsidy

2006	$8.0	$12.1	$—	$12.1
2007	7.1	12.9	(1.3)	11.6
2008	5.7	13.8	(1.4)	12.4
2009	5.9	14.5	(1.7)	12.8
2010	7.3	15.1	(1.8)	13.3
2011-2015	25.0	84.4	(11.9)	72.5

Deferred Compensation Plans and Agreements
      We have deferred compensation obligations to certain employees who have elected to defer a portion of their salary for a period of three to five years. We also maintain a deferred compensation plan that is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan, but are lost as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)17. These deferred compensation obligations are unfunded, but we have purchased company owned life insurance policies, with the intention of utilizing them as a future funding source

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
for the deferred compensation obligation and other post-retirement benefit plan obligations (see further discussion in Note 6). Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, approximated $2.8 for 2005, $2.8 for 2004, and $2.3 for 2003.

10.	CAPITAL STRUCTURE

Terms of Class A Common Stock and Class B Common Stock
      The holders of Common Stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of the applicable laws and the rights of any series of Preferred Stock to a separate class vote. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in the Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after the recapitalization of our Common Stock approved in 1998, at such time as a corporation, partnership, limited liability company, trust or charitable organization holding such shares ceases to be 100% controlled by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of the then outstanding shares of Common Stock (without regard to voting rights).
      Except for the voting and conversion features, the terms of Class A Common Stock and Class B Common Stock are generally similar. That is, the holders are entitled to equal dividends when declared by the Board and generally will receive the same per share consideration in the event of a merger, and be treated on an equal per share basis in the event of a liquidation or winding up of the Company. In addition, the Company is not entitled to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that the Company may make a pro rata offer to all holders of Common Stock of rights to purchase additional shares of the class of Common Stock held by them, and any dividend payable in common stock will be paid in the form of Class A Common Stock to Class A holders and Class B Common Stock to Class B holders. Neither class of stock may be split, divided, or combined unless the other class is proportionally split, divided or combined.

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

11.	STOCK INCENTIVE PLANS
      Our stock incentive plans include the Steelcase Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”). Awards currently outstanding include restricted shares, restricted stock units, performance shares, performance share units and non-qualified stock options.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Plan
      We reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Stock Purchase Plan, each eligible employee, as of the start of any purchase period, is granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Stock Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 25, 2005, 454,721 shares remain available for purchase under the Stock Purchase Plan. The Board may at any time amend or terminate the Stock Purchase Plan.

Incentive Compensation Plan
      The Compensation Committee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine:

•	persons to whom awards under the Incentive Compensation Plan will be made;

•	exercise price;

•	vesting;

•	size and type of such awards; and

•	specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to awards.
      A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock (as discussed below), performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
      Under the Incentive Compensation Plan, the Compensation Committee approved the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) during 2004 and 2005 to key employees. Restricted shares and RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. These restrictions lapse when the restricted shares and RSUs vest three years from the date of grant. When RSUs vest, they will be converted to unrestricted common stock shares. The aggregate market value of the restricted stock shares at the date of issuance of $3.7 in 2005 and $2.1 in 2004 was recorded as deferred compensation, a separate component of shareholders’ equity, and is being amortized over the three-year vesting period of the grants. The RSUs are expensed over the three-year vesting period based on the current market value of the shares to be granted. Holders of restricted stock receive cash dividends equal to the dividends that the Company declares and pays on the Class A Common Stock. Holders of RSUs receive quarterly cash payments equal to the dividend that the Company declares and pays on its Class A Common Stock.
      Additionally, the Board of Directors and the Compensation Committee have delegated to the Chief Executive Officer the administrative authority to award restricted stock to employees in amounts considered immaterial to the Incentive Compensation Plan. The awards are subject to limitations and the provisions of the Incentive Compensation Plan and are reviewed by the Compensation Committee. The limitations include, but are not limited to, the number of shares of restricted stock that may be awarded in any plan year and the number of shares of restricted stock that may be awarded to any individual in one plan year.
      The 2005 and 2004 activity for restricted shares of stock and RSUs is as follows:

	Restricted Shares	Restricted Stock Units

February 23, 2003	4,000	—

Granted	220,000	48,000
Forfeited	(1,400)	—

February 27, 2004	222,600	48,000
Granted	276,650	58,000
Vested	(3,600)	—
Forfeited	(17,750)	(17,000)

February 25, 2005	477,900	89,000

Performance Shares
      In 2005, the Company established a program to provide performance shares and performance share unit awards (“PSUs”) under the Incentive Compensation Plan. The performance measure for these awards is based on a cumulative three-year cash flow calculation as defined by the Incentive Compensation Plan.
      After completion of the performance period for performance shares, the number of the shares earned is issued and registered as Class A Common Stock. One-third of the shares vest immediately and the remaining two-thirds vest equally over the next two years.
      At the end of the performance period for PSUs, the number of units earned is determined. One-third are issued as Class A Common Stock. The remaining two-thirds will vest and will be issued and registered as Class A Common Stock over the next two years.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Performance shares and PSUs are expensed over the five-year performance and vesting period based on the market value on the grant date of the estimated number of shares to be issued. The actual number of common shares that ultimately may be issued ranges from zero to 376,000 shares based on actual performance levels. For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the three-year performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. The dividend equivalent is paid at the end of the three-year performance period. Subsequently, dividends and dividend equivalents will be paid on the shares and PSUs during the vesting period. The target award granted in 2005 was a total of 207,000 performance shares and PSUs. As of February 25, 2005, PSUs forfeited totaled 19,000.

Stock Options
      Information relating to our stock options, which pursuant to APB Opinion No. 25 did not result in any compensation expense recognized by us, is as follows:

	Number of	Weighted Average Option
Unexercised Options Outstanding	Shares	Price Per Share

February 22, 2002	8,515,975	$16.87
Options granted	3,754,576	$16.12
Options exercised	(321,528)	$11.91
Options forfeited	(1,001,390)	$16.91

February 28, 2003	10,947,633	$16.76
Options granted	—	$—
Options exercised	(146,860)	$10.91
Options forfeited	(558,998)	$20.12

February 27, 2004	10,241,775	$16.66
Options granted	—	$—
Options exercised	(346,181)	$11.92
Options forfeited	(765,509)	$23.25

February 25, 2005	9,130,085	$16.30

Exercisable options:
February 28, 2003	5,389,038	$18.95
February 27, 2004	7,297,914	$17.22
February 25, 2005	8,110,381	$16.33

	Stock Option Information
	February 25, 2005

	Outstanding Options			Exercisable Options

		Weighted-Average	Weighted-		Weighted-
Range of		Remaining Contractual	Average		Average
Exercise Prices	Options	Term (Years)	Exercise Price	Options	Exercise Price

$10.50 to $15.30	4,605,868	5.2	$12.36	4,538,034	$12.38
$16.03 to $17.31	3,020,867	6.9	$16.45	2,068,997	$16.46
$28.00 to $36.50	1,503,350	2.9	$28.05	1,503,350	$28.05

$10.50 to $36.50	9,130,085	5.4	$16.30	8,110,381	$16.33

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The price per share of options outstanding ranged from $10.50 to $36.50 as of February 25, 2005, February 27, 2004, and February 28, 2003. As of February 25, 2005, there were 9,906,113 shares available for future issuances under our Incentive Compensation Plan.
      The fair value of each option grant was estimated using the Black-Scholes option-pricing model.

	Year Ended

	February 25,	February 27,	February 28,
Weighted Average Assumptions for Option Grants	2005	2004	2003

Risk-free interest rate	n/a	n/a	4.3%
Dividend yield	n/a	n/a	2.7%
Volatility	n/a	n/a	37.9%
Average expected term (years)	n/a	n/a	4.0
Fair value per share of options granted	n/a	n/a	$4.49

12.	OTHER INCOME (EXPENSE), NET

	Year Ended

	February 25,	February 27,	February 28,
Other Income (Expense), net	2005	2004	2003

Interest income	$6.7	$3.5	$3.8
Gain (loss) on dealer transitions	1.2	(8.7)	(8.3)
Gain on disposal of property and equipment	(0.1)	9.8	16.4
Joint venture income	4.0	1.2	0.6
Miscellaneous, net	(4.1)	(5.8)	3.9

	$7.7	$—	$16.4

      Interest income increased in 2005 primarily due to higher cash balances and higher interest rates.
      The gain on dealer transitions recorded in 2005 is primarily related to the equity return of a European dealer transition and a recovery on a dealer transition financing previously reserved. The majority of the loss recorded in 2004 related to an International dealer transition. During 2004, we assumed control of the dealership and reduced the carrying value of our investment in the dealer to the net book value of the dealer’s underlying tangible assets, which approximated its fair value. After assuming control of the dealer, its financial statements were included in our consolidated financial statements. During 2003, we recognized losses on dealer transitions primarily related to two International dealers that were significantly affected by the office furniture recession in their markets. Losses on dealer transitions relate to uncollectible funds loaned to or invested in dealers to finance ownership changes and are classified as non-operating. These losses do not include write-offs of receivables that have arisen as a result of product sales which are classified as operating expenses.
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCOME TAXES

Provision (Benefit) for Income Taxes
      The provision (benefit) for income taxes on income from continuing operations consists of:

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
Provision (Benefit) for Income Taxes	2005	(as Restated)	(as Restated)

Current income taxes:
Federal	$(6.1)	$(23.6)	$7.9
State and local	(4.8)	(1.9)	0.4
Foreign	19.5	13.1	12.3

	8.6	(12.4)	20.6

Deferred income taxes:
Federal	8.7	(12.4)	(23.7)
State and local	1.0	(3.3)	0.3
Foreign	(25.0)	(22.8)	(22.3)

	(15.3)	(38.5)	(45.7)

Income tax benefit	$(6.7)	$(50.9)	$(25.1)

      Income taxes have been based on the following components of earnings (loss) before income taxes on continuing income:

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
	2005	(as Restated)	(as Restated)

Domestic	$12.2	$(126.9)	$(41.4)
Foreign	(7.2)	34.0	(25.3)

	$5.0	$(92.9)	$(66.7)

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The total income tax expense (benefit) we recognized is reconciled to that computed under the federal statutory tax rate of 35% as follows:

	Year Ended

		February 27,	February 28,
	February 25,	2004	2003
Income Tax Benefit Reconciliation	2005	(As Restated)	(As Restated)

Tax expense (benefit) at federal statutory rate	$1.8	$(32.4)	$(23.6)
State and local income taxes, net of federal tax	(2.3)	(2.7)	0.3
Corporate owned life insurance	(3.2)	(5.3)	—
Research and experimentation credit	(2.3)	(2.5)	(1.5)
Net tax expense (benefit) relating to foreign operations, less applicable foreign tax credit, net of valuation allowance on foreign losses	9.4	2.6	(1.8)
Adjustment to tax reserves (1)	(10.9)	(5.3)	2.0
Other	0.8	(5.3)	(0.5)

Total income tax benefit recognized	$(6.7)	$(50.9)	$(25.1)

(1)	Based on the results of a recent appeal settlement with the IRS for the year ended 1997, we recorded an adjustment of $8.2 in 2005 reversing reserves that were no longer necessary relating to this issue. Remaining reserves were adjusted to better reflect our estimates of potential audit exposure. The change in reserves for 2004 was based on the results of a completed IRS tax audit for years ended 1999, 2000 and 2001. The change in tax reserves for 2003 represented adjustments to the reserves to better reflect our estimates of potential audit exposure.

Deferred Taxes
      Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between tax bases of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
rates currently in effect in each of the jurisdictions in which the Company has operations. The significant components of deferred income taxes are as follows:

		February 27,
	February 25,	2004 (as
Deferred Income Taxes	2005	Restated)

Deferred income tax assets:
Employee benefit plan obligations	$120.2	$116.6
Foreign and domestic operating losses, net of valuation allowances of $26.0 and $21.4	99.6	81.6
Reserves and allowances	44.7	58.1
Tax credit carryforwards, net of valuation allowances of $4.3 and $4.8	23.4	22.8
Other	12.0	7.4

Total deferred income tax assets	299.9	286.5

Deferred income tax liabilities:
Property and equipment	(53.9)	(58.9)
Intangible assets and other	(10.6)	(8.4)

Total deferred income tax liabilities	(64.5)	(67.3)

Net deferred income tax assets	235.4	219.2
Current portion	89.8	101.5

Non-current portion	$145.6	$117.7

      The total amount of undistributed earnings of foreign subsidiaries, which are deemed to be permanently invested, amounted to $91.1 as of February 25, 2005. No provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to us because it is not practicable to estimate the amount of those taxes. Subject to certain limitations, withholding taxes on foreign dividends would be available for use as credit against the United States tax liability.

Operating Loss and Tax Credit Carryforwards
      As of February 25, 2005, we had $334.8 of foreign and domestic operating loss carryforwards and $27.7 of tax credit carryforwards. Future tax benefits for operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $123.0 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the carryforwards. We cannot be assured that we will be able to realize these future tax

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
benefits or that future valuation allowances will not be required. The operating loss and tax credit carryforwards expire as follows:

	Operating Loss	Operating Loss
	Carryforwards	Carryforwards	Tax Credit
Year Ending February	(gross)	(tax effected)	Carryforwards

2006	$0.4	$0.1	$—
2007	0.3	0.1	—
2008	7.3	2.6	—
2009	12.2	4.3	—
2010-2025	104.4	47.2	26.1
No expiration	210.2	71.3	1.6

	334.8	125.6	27.7

Valuation allowance	—	(26.0)	(4.3)

Net benefit	$334.8	$99.6	$23.4

14.	FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Financial Instruments
      Financial instruments, which potentially subject us to concentrations of investment and credit risk, primarily consist of cash and equivalents, investments, accounts and notes receivable, direct finance lease receivables, company owned life insurance policies, accounts payable and short-term borrowings and long-term debt. We place our cash and equivalents with high-quality financial institutions and invest in high-quality securities and commercial paper. Under our investment policy, we limit our exposure to any one debtor.
      We use derivative financial instruments, principally forward contracts and swaps, interest rate swaps and caps, and a net investment hedge primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative or trading purposes.
      We have used interest rate swap contracts to effectively convert floating rate debt to a fixed rate. These contracts are designated as hedges against possible changes in the amount of future cash flows associated with interest payments of the existing variable-rate obligations. See Note 2 for more information regarding interest rate swaps and caps. The net effect on our operating results is that interest expense on the variable-rate debt being hedged is recorded based on fixed interest rates. As of February 25, 2005, we had two of these swap contracts in place. Both contracts mature in Q1 2006 at the same time as the underlying debt.
      Information regarding our interest rate swaps is summarized below.

	February 25, 2005			February 27, 2004

	Fair Value	Notional		Fair Value	Notional
Interest Rate Swaps	of Liability	Amount	Interest Rates	of Liability	Amount	Interest Rates

Cash flow hedges	$0.6	$47.1	6.6%	$3.7	$56.0	6.2%-6.6%
      The notional amounts shown above do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.
      A portion of our revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including matching same currency revenues with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. To hedge these exposures, we principally use foreign exchange contacts. The notional amounts of all of the outstanding foreign exchange contracts were $208.5 at February 25, 2005 and $75.5 at February 27, 2004. The fair value of these contracts was immaterial at February 25, 2005 and February 27, 2004.
      Other comprehensive income (loss) related to derivatives consisted of the following components:

	Year Ended

	February 25,	February 27,	February 28,
Derivative Adjustments, net of tax	2005	2004	2003

Change in fair value of derivative instruments	$0.1	$(1.3)	$(3.5)
Adjustment due to swap settlement	—	—	4.9
Settlement to interest expense	1.6	1.9	3.3

Derivative adjustments, net of tax	$1.7	$0.6	$4.7

Concentrations of Credit Risk
      Approximately half of our trade receivables are from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers. Dealers, rather than the Company, are responsible for assessing and assuming credit risk of their customers, and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to the Company. In those cases, the Company assumes the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.
      We also have net investments in lease assets related to furniture leases originated and funded by the Financial Services segment. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Our three largest lease customers make up $18.0 of gross lease receivables at the end of 2005 which represents 52.0% of our total net investments in lease assets. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

Lease Commitments
      We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2020. During the normal course of business, we have entered into several sale-leaseback arrangements for certain equipment and facilities. In accordance with GAAP, these leases are accounted for as operating leases and any gains from the sale of the original properties were recorded as deferred gains and are amortized over the lease term. The deferred gains

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
are included as a component of Other Long-term Liabilities, and amounted to $25.2 as of February 25, 2005 and $27.2 as of February 27, 2004.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases

Year Ending February	Amount

2006	$52.1
2007	41.0
2008	35.1
2009	30.1
2010	27.0
Thereafter	105.9

$291.2

      Rent expense under all operating leases was $57.9 for 2005, $57.2 for 2004, and $58.5 for 2003, as restated.

Guarantees and Performance Bonds
      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.6 are recorded as of February 25, 2005 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002, in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.
      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years.
      Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.3 are recorded as of February 25, 2005 to cover potential losses.
      In 2004, we had approximately $60.0 in performance bonds related to a construction project that was completed, but for which we had not received final approval from the customer. During Q4 2005, we received approval from the customer and the bond was released with no loss.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	February 25,	February 27,
	2005	2004

Performance bonds—joint ventures	$—	$65.5
Performance bonds—dealers	11.4	5.4
Guarantees with dealers and joint ventures	9.6	19.3
Guarantees—other	3.2	4.2

Total	$24.2	$94.4

Contingencies
      We depend on our dealers to represent us to customers in individual geographic markets, which can be defined as a country, region, or major metropolitan area. We believe these dealers are a significant source of competitive advantage. There are some geographic markets where we are represented by a single dealer, or where business is highly concentrated in a single dealer. In those situations, the loss of the dealer could negatively affect our ability to maintain market share and compete for new business in that market while a new dealer is established. There are other situations where an individual dealer principal, partnership or corporation may own multiple dealerships in various markets. Therefore, we have, in the past, sometimes elected to make debt and equity investments or guarantees to facilitate ownership transitions to avoid a disruption in the operation of the dealership. We have also, in the past, sometimes elected to assume, provide or guarantee credit for dealerships and dealer owners experiencing economic difficulty. All such contractual obligations, guarantees and contingencies are disclosed in the financial statements and notes. However, it is possible that we may have additional non-contractual contingent exposures related to our dependence on individual dealers in key markets and certain dealer owners, as described above. It is not practicable to estimate this exposure.
      We are continuing actions to implement lean manufacturing principles, which involves consolidation of plants, relocation of products between plants, new processes, and adoption of new supply chain strategies. There is some risk that these actions could lead to temporary disruptions or increased costs. We have planned our implementation carefully to minimize those risks, and have successfully mitigated those risks in the past.
      Many of our operations are relatively centralized which has given us better control over the factors of production. However, this may also expose us to business interruption risk if a key operation is lost due to casualty. We have taken steps to reduce this risk through contingency planning, and through business interruption insurance.
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and therefore, are included in accrued Employee Compensation expense in the accompanying Consolidated Balance Sheets.
      We are involved in various tax matters. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact of related interest and penalties, in light of changing facts and circumstances, such as the progress of tax audits.
      A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in Income taxes payable on the Consolidated Balance Sheets. Favorable resolution of tax matters that had been reserved would be recognized as a reduction in our income tax expense when known.

Litigation
      We are involved in litigation from time to time in the ordinary course of business. Based on known information, management believes we are not currently a party to any material litigation.

15.	REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, SDP and International plus an “Other” category.
      The North America segment consists of sales and marketing operations serving customers through a network of over 330 dealer locations in the United States and Canada. This segment sells furniture, technology and architecture products under the Steelcase and Turnstone brands.
      The SDP segment is comprised of five brands focused on higher end design furniture products and niche applications. DesignTex is focused on surface materials including textiles, wall covering, rugs, shades, screens and surface imaging. Details designs and markets ergonomic tools and accessories for the workplace. Brayton, Vecta, and Metro provide solutions for lobby and reception areas, conference rooms, private offices, health care and learning environments. The SDP segment distributes its products through many of the same dealers as the North America segment.
      The International segment includes all sales and marketing operations of the Steelcase and SDP brands outside the United States and Canada. The International segment serves customers through a network of approximately 490 dealer locations.
      In the past year, we continued to evolve towards a more centralized organization structure for manufacturing, rather than decentralized by segment. However, we primarily review and evaluate gross margin and operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment includes manufacturing assets more closely associated with each segment.
      The Other category includes PolyVision, IDEO, and Financial Services subsidiaries, ventures and unallocated corporate expenses. Steelcase Financial Services Inc. provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers. PolyVision Corporation designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO Inc. provides product design and innovation services. Approximately 85% of corporate

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.
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

	North
Operating Segment Data	America	SDP	International	Other (1)	Consolidated (1)

Fiscal 2005
Revenue	$1,439.4	$322.2	$590.5	$261.7	$2,613.8
Operating income (loss)	5.5	26.2	(5.4)	(8.1)	18.2
Total assets	1,126.2	143.1	523.5	571.8	2,364.6
Capital expenditures	25.4	3.0	16.3	4.5	49.2
Depreciation & amortization	81.6	7.4	26.4	12.2	127.6
Fiscal 2004
Revenue	$1,280.4	$275.6	$539.2	$250.4	$2,345.6
Operating income (loss)	(46.9)	12.8	(27.5)	(12.8)	(74.4)
Total assets	1,130.5	137.1	454.5	637.3	2,359.4
Capital expenditures	18.2	4.4	16.4	4.0	43.0
Depreciation & amortization	93.6	8.5	27.6	11.7	141.4
Fiscal 2003
Revenue	$1,497.9	$291.2	$485.9	$254.9	$2,529.9
Operating income (loss)	(19.1)	14.5	(27.1)	(30.5)	(62.2)
Total assets	1,074.3	152.6	445.3	681.3	2,353.5
Capital expenditures	45.1	9.6	15.7	6.1	76.5
Depreciation & amortization	107.3	8.7	26.9	14.5	157.4

(1)	Segment Data for 2004 and 2003 has been restated to reflect adjustments that are further discussed in Note 3.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Reportable geographic information is as follows:

	Year Ended

	February 25,	February 27,	February 28,
Reportable Geographic Data	2005	2004	2003

Revenue:
United States	$1,861.9	$1,690.4	$1,933.9
Foreign locations	751.9	655.2	596.0

Total	$2,613.8	$2,345.6	$2,529.9

Long-lived Assets:
United States	$870.6	$952.5	$1,011.7
Foreign locations	226.6	252.1	259.0

Total	$1,097.2	$1,204.6	$1,270.7

      Revenue is attributable to countries based on the location of the customer.

16.	DISCONTINUED OPERATIONS
      In 2004, the Company sold substantially all of the net assets of its marine hardware and accessories business (previously reported under the Other category) for cash proceeds of $47.9, resulting in a pre-tax net gain of $31.9 or $20.0 after-tax. The operating results of this business have been segregated as discontinued operations for all periods presented and include the amounts indicated in the following table:

	Year Ended

	February 27,	February 28,
Discontinued Operations	2004	2003

Revenue	$31.2	$57.0
Income before income taxes	$4.0	$7.3
Net income	$2.4	$4.7
      During 2005, we reversed pre-tax reserves of $1.5 originally recorded by our former marine hardware and accessories business. These reserves related to a legal contingency that was favorably resolved in 2005. The $1.0 after-tax effect of this reversal was included within Income and gain on sale of discontinued operations in the 2005 Consolidated Statement of Income.

17.	RESTRUCTURING CHARGES
      During 2005, we incurred restructuring charges to continue to modernize our industrial model. Restructuring activities decreased significantly from 2004 and 2003 activities which were necessary to align our business to industry demand levels. Restructuring activities include, but are not limited to, workforce reductions, facility consolidations, relocation of production lines and the exit of certain

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
businesses. Costs associated with these activities include, but are not limited to, severance, asset impairments and lease impairments. Restructuring costs are summarized in the following table:

	February 25,	February 27,	February 28,
Restructuring Charges	2005	2004	2003

Cost of sales:
North America	$7.8	$21.6	$9.2
Steelcase Design Partnership	—	0.2	—
International	(0.6)	20.5	6.7
Other	1.0	—	0.6

	8.2	42.3	16.5

Operating expenses:
North America	1.0	5.4	26.2
Steelcase Design Partnership	—	0.9	1.4
International	3.8	1.4	7.1
Other	0.4	3.5	10.0

	5.2	11.2	44.7

Totals	$13.4	$53.5	$61.2

      Below is a summary of the charges and payments during 2004 and 2005 that have been applied against the reserve as of February 25, 2005.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 28, 2003	$11.2	$7.2	$18.4
Additions	28.4	25.1	53.5
Payments and adjustments	(27.4)	(22.4)	(49.8)

Reserve balance as of February 27, 2004	12.2	9.9	22.1
Additions	11.9	1.5	13.4
Payments and adjustments	(19.0)	(2.0)	(21.0)

Reserve balance as of February 25, 2005	$5.1	$9.4	$14.5

      During 2003, our restructuring charges for workforce reductions related to 1,425 positions, all of which occurred as of February 27, 2004. During 2004, our restructuring charges for workforce reductions related to 1,537 positions, of which 716 occurred as of February 27, 2004. The approximately 820 positions that remained to be eliminated related primarily to North America wood manufacturing and International rationalization activities announced prior to February 27, 2004. As of February 25, 2005, 125 positions remain to be eliminated with additional reserves recorded during Q3 and Q4. Additions, payments and adjustments to the workforce reductions reserve related to these activities are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
      The reserve balance as of February 25, 2005 for business exits and related costs primarily relates to asset impairments and plant consolidation costs within our International and North America segments.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter (1)	Total (1)

2005
Revenue	$597.7	$651.0	$674.1	$691.0	$2613.8
Gross profit	167.3	195.2	188.3	194.9	745.7
Operating income (loss)	(5.1)	16.8	6.2	0.3	18.2
Income (loss) from continuing operations	(6.7)	7.3	10.1	1.0	11.7
Discontinued operations, net	1.0	—	—	—	1.0
Net income (loss)	(5.7)	7.3	10.1	1.0	12.7
Earnings (loss) per share (basic and diluted) from continuing operations	(0.05)	0.05	0.07	0.01	0.08
Earnings per share from discontinued operations	0.01	—	—	—	0.01
Earnings (loss) per share (basic and diluted)	(0.04)	0.05	0.07	0.01	0.09

2004
Revenue	$555.6	$612.1	$614.5	$563.4	$2,345.6
Gross profit	146.3	167.7	166.7	134.6	615.3
Operating income (loss)	(25.3)	(1.8)	(6.0)	(41.3)	(74.4)
Loss from continuing operations	(14.8)	(3.2)	(9.5)	(14.5)	(42.0)
Discontinued operations, net	1.4	21.3	—	(0.3)	22.4
Cumulative effect of accounting change	—	—	—	(4.2)	(4.2)
Net income (loss)	(13.4)	18.1	(9.5)	(19.0)	(23.8)
Earnings (loss) per share (basic and diluted) from continuing operations	(0.10)	(0.02)	(0.06)	(0.10)	(0.28)
Earnings per share from discontinued operations	0.01	0.14	—	—	0.15
Earnings per share from cumulative effect of accounting change per share	—	—	—	(0.03)	(0.03)
Earnings (loss) per share (basic and diluted)	(0.09)	0.12	(0.06)	(0.13)	(0.16)

(1)	Results Data for the fourth quarter of 2004 and the full year 2004 have been restated to reflect adjustments that are further discussed in Note 3.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Following is a summary of the pre-tax restructuring and other selected charges (gains) included in our quarterly results above:

	First	Second	Third	Fourth
Quarterly Restructuring and Other Items	Quarter	Quarter	Quarter	Quarter	Total

2005
Restructuring charges:
Workforce reductions	$3.5	$2.5	$3.2	$2.7	$11.9
Other costs	1.6	(0.5)	(1.5)	1.9	1.5

Total restructuring charges	$5.1	$2.0	$1.7	$4.6	$13.4

2004
Restructuring charges:
Workforce reductions	$9.7	$0.2	$1.2	$17.3	$28.4
Other costs	5.2	7.2	5.5	7.2	25.1

Total restructuring charges	$14.9	$7.4	$6.7	$24.5	$53.5

19.	SUBSEQUENT EVENT
      On March 28, 2005, we announced our plans to continue consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan, area over the next two years. The estimated net pre-tax restructuring charges of $25 to $30 related to this action consist of net costs of employee terminations, the impairment of certain fixed assets and cost of relocating production lines. In addition, we estimate we will incur $4 to $7 of costs related to disruption during the transition period, which are not classified as restructuring costs. The Board of Directors committed to the course of action on March 25, 2005.
      As the North American office furniture industry contracted over the last several years, we took actions to reduce costs, including actions to reduce excess capacity. However, we believe that we currently have significant excess manufacturing capacity remaining. We are in the process of building a new and more flexible industrial system through a number of initiatives, including efforts to implement lean manufacturing and reduce product complexity. We believe this new industrial system will help improve productivity and reduce fixed costs thereby improving profitability. The restructuring actions are consistent with these strategies. As a result of these actions, the Company expects that manufacturing space will be reduced by approximately 2.6 million square feet and total headcount will be reduced by approximately 600 hourly and salaried employees. The Company believes that after these actions are implemented, it will have sufficient capacity to meet anticipated customer demand.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
      None.
Item 9A.     Controls and Procedures:
      (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 25, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of February 25, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
      (b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control as part of the Form 10-K. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, management’s assessment of the internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this 10-K under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
      (c) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information:
      None.
PART III
Item 10.     Directors and Executive Officers of the Registrant:
      Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part 1 hereof. Other information required by this item is contained in Part I, Item 1 under the Available Information section or in our 2005 Proxy Statement under the captions “Proposal Requiring Your Vote—Election of Directors,” “Our Board of Directors,” “Corporate Governance” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.
Item 11.     Executive Compensation:
      The information required by Item 11 is contained in our 2005 Proxy Statement, under the captions “Director Compensation,” “Compensation Committee Report,” “Executive Compensation, Retirement Programs and Other Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
      The information required by Item 12 that is not listed below is contained in our 2005 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners” and is incorporated into this Report by reference.
      Securities authorized for issuance under equity compensation plans as of February 25, 2005 are as follows:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	second column)

Equity compensation plans approved by security holders	9,130,085	$16.30	9,906,113
Equity compensation plans not approved by security holders	—	N/A	—

Total	9,130,085	$16.30	9,906,113

      All stock options were awarded under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.	Certain Relationships and Related Transactions:
      The information required by Item 13 is contained in our 2005 Proxy Statement, under the caption “Compensation Committee Interlocks and Insider Participation” and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services:
      The information required by Item 14 is contained in our 2005 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)
      The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 25, 2005, February 27, 2004 and February 28, 2003

•	Consolidated Balance Sheets as of February 25, 2005 and February 27, 2004

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 25, 2005, February 27, 2004, and February 28, 2003

•	Consolidated Statements of Cash Flows for the Years Ended February 25, 2005, February 27, 2004, and February 28, 2003

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules (S-1)
      Schedule II—Valuation and Qualifying Accounts
      All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K
      See Index of Exhibits (pages E-1 through E-9)

(b)	Exhibits
      The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules
      The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ James P. Keane

James P. Keane
Senior Vice President,
Chief Financial Officer
Date: May 6, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on this 3rd day of May, 2005:

Signature	Title	Date

/s/ James P. Hackett James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2005

/s/ James P. Keane James P. Keane	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 6, 2005

/s/ William P. Crawford William P. Crawford	Director	May 6, 2005

/s/ Earl D. Holton Earl D. Holton	Director	May 6, 2005

/s/ Michael J. Jandernoa Michael J. Jandernoa	Director	May 6, 2005

/s/ David W. Joos David W. Joos	Director	May 6, 2005

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	May 6, 2005

/s/ Robert C. Pew III Robert C. Pew III	Chairman of the Board of Directors and Director	May 6, 2005

/s/ Peter M. Wege II Peter M. Wege II	Director	May 6, 2005

Signature	Title	Date

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	May 6, 2005

/s/ Kate Pew Wolters Kate Pew Wolters	Director	May 6, 2005

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended

	February 25,	February 27,	February 28,
Allowance for Losses on Accounts Receivable	2005	2004	2003

Balance at beginning of year	$44.4	$61.5	$65.4
Additions:
Charged to costs and expenses	9.6	2.7	21.2
Charged to other accounts	0.2	0.4	—
Deductions and other adjustments (1)	(12.6)	(20.2)	(25.1)

Balance at end of year	$41.6	$44.4	$61.5

(1)	Represents excess of accounts written off over recoveries and other adjustments necessary in order for amounts to conform to the current year presentation.

S-1

Index of Exhibits

Exhibit
No.	Description

1.1
Purchase Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (14)

2.1	Agreement and Plan of Merger by and among Steelcase Inc., PV Acquisition Corp. and PolyVision Corporation dated August 24, 2001, as amended (15)
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of the Company, as amended March 27, 2004 (10)
4.1
Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request. (9)

4.2	Credit Agreement, dated as of July 29, 2003 among Steelcase Inc. and various lenders. (4)
4.3	Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (12)
4.4	First Supplemental Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (13)
4.5
Registration Rights Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (20)

4.6	Form of Note (included in Exhibit 4.4) (23)
4.7	Loan Agreement dated April 9, 1999, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (62)
4.8	Participation Agreement dated as of April 9, 1999, by and between Steelcase Europe LLC and Societe Generale (63)
4.9	First Amendment to Loan Agreement dated as of June 15, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (64)
4.10	Second Amendment to Loan Agreement dated November 12, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (65)
4.11	Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (36)
4.12	Fourth Amendment to Loan Agreement and Waiver dated April 17, 2003, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (37)
4.13	Fifth Amendment to Loan Agreement dated as of August 7, 2003 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (43)
4.14	Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (24)
4.15	Amendment dated May 24, 2001 to Credit Facility Agreement dated April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (30)
4.16
Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (31)

Exhibit
No.	Description

4.17
Amendment dated May 24, 2001 to Guarantee dated as of April 5, 2000, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of April 5, 2000, between Steelcase Financial Services Ltd. and Royal Bank of Canada (41)

4.18
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (58)

4.19	Credit Facility Agreement dated as of May 24, 2001 by and between Steelcase Financial Services Ltd. and Royal Bank of Canada (59)
4.20
Guarantee dated as of May 24, 2001, by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated as of May 24, 2001, between Steelcase Financial Services Ltd. and Royal Bank of Canada (60)

4.21
Amendment dated November 9, 2001 to Credit Facility Agreement between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (61)

4.22
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (32)

4.23
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (33)

4.24
Amendment to the Credit Facility Agreement dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (34)

4.25
Amendment to the Guarantee dated October 3, 2002 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (35)

4.26
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated April 5, 2000, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated April 5, 2000 (38)

4.27
Amendment to the Credit Facility Agreement dated May 2, 2003 between Steelcase Financial Services Ltd. and Royal Bank of Canada, dated May 24, 2001, and the Guarantee by Steelcase Inc. in favor of Royal Bank of Canada, pursuant to the Credit Facility Agreement dated May 24, 2001 (39)

4.28	Second Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated May 16, 2003 between Steelcase Inc. and various facility lenders (40)
4.29	Third Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated August 1, 2003 between Steelcase Inc. and various facility lenders (42)
4.30	Master Aircraft Lease Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among First Security Bank, National Association and Steelcase Inc. (66)

Exhibit
No.	Description

4.31	Lease Supplement and Acceptance Certificate No. 1 (Steelcase Trust No. 2000-1) dated as of May 26, 2000 between First Security Bank, National Association and Steelcase Inc. (67)
4.32	Lease Supplement and Acceptance Certificate No. 2 (Steelcase Trust No. 2000-1) dated as of August 23, 2000 between First Security Bank, National Association and Steelcase Inc. (68)
4.33	Participation Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association (69)
4.34	Appendix A to Participation Agreement (Steelcase Trust No. 2000-1) dated May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association (70)
4.35
Security Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 from First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (71)

4.36
Security Agreement Supplement No. 1 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (72)

4.37
Security Agreement Supplement No. 2 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (73)

4.38
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on May 26, 2000 (74)

4.39
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on August 23, 2000 (75)

4.40	First Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated as of June 8, 2001 by and among Steelcase Inc. and various facility lenders (76)
10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (3)
10.2	Steelcase Inc. Restoration Retirement Plan (2)
10.3	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (5)
10.4	Stock Purchase Agreement between Steelcase Inc. and Strafor Facom S.A. dated as of April 21, 1999 (8)
10.5	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (6)
10.6	Steelcase Inc. Deferred Compensation Plan (7)
10.7	Steelcase Inc. Benefit Plan for Outside Directors (26)
10.8	First Amendment to the Steelcase Inc. Restoration Retirement Plan (27)
10.9	First Amendment to the Steelcase Inc. Deferred Compensation Plan (28)
10.10	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (29)
10.11	Shareholder’s Agreement by and among Steelcase Inc., PV Acquisition, Inc. and The Alpine Group, Inc. dated August 24, 2001 (22)

Exhibit
No.	Description

10.12	Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002 (16)
10.13	Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002 (17)
10.14	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002 (18)
10.15	Aircraft Time Sharing Agreement between Steelcase Inc. and James P. Hackett, dated March 31, 2002 (19)
10.16	Resignation Agreement between Steelcase Inc. and James R. Stelter dated September 27, 2002 (21)
10.17	Steelcase Inc. Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003 (44)
10.18	2004-1 Amendment to the Steelcase Inc. Benefit Plan for Outside Directors (25)
10.19	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (77)
10.20	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan (45)
10.21	Summary of Steelcase Inc. Non-Employee Director Benefits
10.22	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (48)
10.23	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (49)
10.24	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Board of Directors Members (50)
10.25	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Executive Management Team Members (51)
10.26	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in France (52)
10.27	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United States (53)
10.28	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United Kingdom (54)
10.29	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form for Board of Directors Members (55)
10.30	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form (56)
10.31	Steelcase Inc. Incentive Compensation Plan Restricted Stock Units Agreement Form (57)
10.32	2006-1 Amendment to the Steelcase Inc. Restoration Retirement Plan
10.33	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan
10.34	2006-1 Amendment to the Steelcase Inc. Deferred Compensation Plan
10.35	2006-1 Amendment to the Steelcase Inc. Incentive Compensation Plan
10.36	2006-1 Amendment to the Steelcase Inc. Non-Employee Director Deferred Compensation Plan
10.37	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement(46)
10.38	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement(47)
21.1	Subsidiaries of the Registrant

Exhibit
No.	Description

23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (11)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (11)

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997.

(2)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(3)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(4)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2003, and incorporated herein by reference.

(5)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(7)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(8)	Filed as Exhibit No. 2.1 to the Company’s Current Report on Form 8-K dated April 22, 1999, as filed with the Commission on May 7, 1999, and incorporated herein by reference.

(9)	Incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2000, as filed with the Commission on May 25, 2000.

(10)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004.

(11)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002.

(12)	Filed as Exhibit No. 4.6 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(13)	Filed as Exhibit No. 4.7 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(14)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(15)	Incorporated by reference to the like numbered exhibit to the Company’s S-4 filing, as filed with the Commission on February 22, 2002.

(16)	Filed as Exhibit No. 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.29 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.30 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(20)	Filed as Exhibit No. 4.8 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(21)	Filed as Exhibit No. 10.32 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.26 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(23)	Filed as Exhibit No. 4.9 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(24)	Filed as Exhibit No. 4.12 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(30)	Filed as Exhibit No. 4.13 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(31)	Filed as Exhibit No. 4.14 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(32)	Filed as Exhibit No. 4.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(33)	Filed as Exhibit No. 4.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(34)	Filed as Exhibit No. 4.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(35)	Filed as Exhibit No. 4.36 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(36)	Filed as Exhibit No. 4.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(37)	Filed as Exhibit No. 4.38 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(38)	Filed as Exhibit No. 4.39 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(39)	Filed as Exhibit No. 4.40 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(40)	Filed as Exhibit No. 4.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(41)	Filed as Exhibit No. 4.15 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated herein by reference.

(42)	Filed as Exhibit No. 4.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(43)	Filed as Exhibit No. 4.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(52)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(53)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(54)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(55)	Filed as Exhibit No. 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(56)	Filed as Exhibit No. 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(57)	Filed as Exhibit No. 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(58)	Filed as Exhibit No. 4.16 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(59)	Filed as Exhibit No. 4.17 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(60)	Filed as Exhibit No. 4.18 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(61)	Filed as Exhibit No. 4.19 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(62)	Filed as Exhibit No. 4.20 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(63)	Filed as Exhibit No. 4.21 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(64)	Filed as Exhibit No. 4.22 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(65)	Filed as Exhibit No. 4.23 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(66)	Filed as Exhibit No. 4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(67)	Filed as Exhibit No. 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(68)	Filed as Exhibit No. 4.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(69)	Filed as Exhibit No. 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(70)	Filed as Exhibit No. 4.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(71)	Filed as Exhibit No. 4.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(72)	Filed as Exhibit No. 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(73)	Filed as Exhibit No. 4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(74)	Filed as Exhibit No. 4.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(75)	Filed as Exhibit No. 4.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(76)	Filed as Exhibit No. 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(77)	Filed as Exhibit No. 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.