Form 10-Q
period 2005-05-27
STEELCASE INC
filed 2005-07-01
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2005

Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of Incorporation)	(IRS employer identification number)
901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip code)
(616) 247-2710

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐
      As of June 23, 2005, Steelcase Inc. had 64,336,011 shares of Class A Common Stock and 84,563,291 shares of Class B Common Stock outstanding.

________________________________________________________________________________

STEELCASE INC.
FORM 10-Q
FOR THE QUARTER ENDED MAY 27, 2005
INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations for the Three Months Ended May 27, 2005 and May 28, 2004	3

	Condensed Consolidated Balance Sheets as of May 27, 2005 and February 25, 2005	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 27, 2005 and May 28, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21-22

Part II.	Other Information

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended

	May 27,	May 28,
	2005	2004

Revenue	$676.0	$597.7
Cost of sales	467.6	426.8
Restructuring costs	8.5	3.6

Gross profit	199.9	167.3
Operating expenses	182.4	170.9
Restructuring costs	2.3	1.5

Operating income (loss)	15.2	(5.1)
Interest expense	(5.2)	(5.2)
Other income, net	0.8	0.7

Income (loss) from continuing operations before income tax expense (benefit)	10.8	(9.6)
Income tax expense (benefit)	4.1	(2.9)

Income (loss) from continuing operations	6.7	(6.7)
Income and gain on sale of net assets of discontinued operations, net of income taxes	—	1.0

Net income (loss)	$6.7	$(5.7)

Basic and diluted per share data:
Income (loss) from continuing operations	$0.05	$(0.05)
Income and gain on sale of net assets of discontinued operations	—	0.01

Earnings (loss)	$0.05	$(0.04)

Dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 27,	February 25,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$238.0	$216.6
Short-term investments	—	131.6
Accounts receivable, net	382.4	378.1
Inventories	135.1	132.9
Other current assets	206.4	198.1

Total current assets	961.9	1,057.3
Property and equipment, net	586.3	606.0
Company owned life insurance	187.2	186.1
Goodwill and other intangible assets, net	285.8	290.0
Other assets	217.6	225.2

Total assets	$2,238.8	$2,364.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166.3	$175.9
Short-term borrowings and current portion of long-term debt	19.1	67.6
Accrued expenses:
Employee compensation	88.2	123.3
Employee benefit plan obligations	21.6	31.7
Other	213.6	211.0

Total current liabilities	508.8	609.5

Long-term liabilities:
Long-term debt	254.0	258.1
Employee benefit plan obligations	244.6	249.7
Other long-term liabilities	44.0	50.7

Total long-term liabilities	542.6	558.5

Total liabilities	1,051.4	1,168.0

Shareholders’ equity:
Common stock	301.6	297.4
Additional paid in capital	1.8	1.3
Accumulated other comprehensive loss	(42.5)	(33.1)
Deferred compensation— restricted stock	(5.4)	(3.1)
Retained earnings	931.9	934.1

Total shareholders’ equity	1,187.4	1,196.6

Total liabilities and shareholders’ equity	$2,238.8	$2,364.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended

	May 27,	May 28,
	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$6.7	$(5.7)
Depreciation and amortization	30.6	32.1
Changes in operating assets and liabilities	(67.4)	(61.6)
Other, net	(1.7)	(6.0)

Net cash used in operating activities	(31.8)	(41.2)

INVESTING ACTIVITIES
Capital expenditures	(18.3)	(14.6)
Short-term investments, acquisitions	—	(95.6)
Short-term investments, liquidations	131.6	161.9
Proceeds from repayments of lease fundings	3.6	17.6
Proceeds from the disposal of fixed assets	2.2	3.4
Other, net	(3.5)	10.2

Net cash provided by investing activities	115.6	82.9

FINANCING ACTIVITIES
Repayments of long-term debt, net	(51.5)	(7.3)
Repayments of short-term debt, net	(0.1)	(15.2)
Dividends paid	(8.9)	(8.9)
Common stock issuance	1.2	0.3

Net cash used in financing activities	(59.3)	(31.1)

Effect of exchange rate changes on cash and cash equivalents	(3.1)	(0.5)

Net increase in cash and cash equivalents	21.4	10.1
Cash and cash equivalents, beginning of period	216.6	182.2

Cash and cash equivalents, end of period	$238.0	$192.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 25, 2005 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority owned subsidiaries.
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1 2006 references the first quarter of fiscal 2006. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
      In Q1 2006, we began reporting the operating results from our North America segment service activity on a gross basis in our income statement. Previously, this activity was reported on a net cost recovery basis in operating expenses since activities like asset management and related consulting were viewed as an extension of product sales support. These activities have gradually evolved into revenue generating businesses and are expected to grow in the future as additional resources are dedicated to these and other service activities. Accordingly, we believe it is now appropriate to report revenues and related costs from service activities on a gross basis. The impact in Q1 2006 of this reporting change was an increase in revenue of $11.2, an increase in cost of sales of $10.2 and an increase in operating expenses of $1.0. There was no impact on operating income from the reporting change.
      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2.	EARNINGS (LOSS) PER SHARE

	Three Months Ended

	May 27,	May 28,
Components of Earnings (Loss) Per Share	2005	2004

Numerator:
Income (loss) from continuing operations	$6.7	$(6.7)
Income and gain on sale of net assets of discontinued operations	—	1.0

Net income (loss) numerator for both basic and diluted EPS	$6.7	$(5.7)

Denominators:
Denominator for basic EPS— weighted average common shares outstanding	148.2	147.8
Potentially dilutive shares resulting from stock incentive plan awards(1)	0.3	0.2
Denominator for diluted EPS(1)	148.5	148.0

(1)	The denominator for basic earnings per share (“EPS”) is used for calculating EPS for Q1 2005 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.
      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 8.0 million shares related to outstanding stock incentive plan awards as of Q1 2006 and 8.7 million shares as of Q1 2005 because those shares or potential shares were anti-dilutive.

3.	STOCK-BASED COMPENSATION
      We account for stock-based compensation issued prior to March 1, 2003 under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Our stock-based compensation consists of performance shares, performance share units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and non-qualified stock options.
      For all awards granted, modified or settled on or after March 1, 2003, our policy is to expense stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value based method of accounting. Fair value is measured on the grant date based on the market price of the related equity instrument or by using the Black-Scholes option-pricing model for stock options. Compensation expense is recognized over the applicable vesting period. However, no compensation expense has been recognized regarding stock options since no options have been issued subsequent to March 1, 2003.
      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Company granted 219,850 restricted stock shares in Q1 2006. The aggregate market value of $3.0 of these

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
restricted stock shares at the date of issuance was recorded as deferred compensation, a separate component of shareholders’ equity, and is amortized over the three-year vesting period of the grants.
      RSUs, performance shares, and PSUs are credited to equity as they are expensed over their vesting periods based on the market value of the shares on the grant date. Under the Compensation Plan, the Company granted 31,000 RSUs in Q1 2006. Additionally, the Company granted 138,000 performance shares and PSUs in Q1 2006. The actual number of Class A Common Stock shares that ultimately may be issued from the performance shares and PSUs granted to date is dependant on performance levels and ranges from zero to 652,000 based on actual performance levels.
      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards.

	Three Months Ended

	May 27,	May 28,
SFAS No. 123 Pro Forma Data	2005	2004

Net income (loss), as reported	$6.7	$(5.7)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	0.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.0)	(1.6)

Pro forma net income (loss)	$6.5	$(6.8)

Earnings per share:
Basic and diluted— as reported	$0.05	$(0.04)

Basic and diluted— pro forma	$0.04	$(0.05)

4.	COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended

	May 27,	May 28,
Components of Comprehensive Income (Loss)	2005	2004

Net income (loss)	$6.7	$(5.7)
Other comprehensive income (loss):
Foreign currency translation	(12.3)	(5.8)
Derivative adjustments, net of tax	2.8	2.7
Minimum pension liability, net of tax	0.1	0.2

Total	(9.4)	(2.9)

Comprehensive (loss)	$(2.7)	$(8.6)

      In Q1 2006 and 2005, foreign currency translation losses were primarily due to the strengthening of the U.S. dollar against the euro.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.	INVENTORIES
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

	May 27,	February 25,
Inventories	2005	2005

Finished goods	$71.0	$67.3
Work in process	30.4	29.7
Raw materials	62.7	64.9

	164.1	161.9
LIFO reserve	(29.0)	(29.0)

	$135.1	$132.9

      The portion of inventories determined by the LIFO method aggregated $51.2 as of May 27, 2005 and $52.6 as of February 25, 2005.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
      There were no acquisitions, dispositions, adjustments or impairments of goodwill during Q1 2006. A summary of goodwill, by business segment and category, is as follows:

		Currency
	February 25,	Translation	May 27,
Goodwill by Business Segment and Category	2005	Adjustment	2005

North America	$45.1	$—	$45.1
Steelcase Design Partnership	63.2	—	63.2
International	42.5	(2.2)	40.3
Other	59.4	—	59.4

Total	$210.2	$(2.2)	$208.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      As of May 27, 2005 and February 25, 2005, our other intangible assets and related accumulated amortization consisted of the following:

		May 27, 2005			February 25, 2005
	Weighted
	Average
	Useful
	Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	13.2	$48.7	$15.3	$33.4	$48.7	$14.1	$34.6
Trademarks	8.4	30.2	22.1	8.1	30.2	21.5	8.7
Other	7.2	8.8	4.7	4.1	8.8	4.5	4.3

Total		87.7	42.1	45.6	87.7	40.1	47.6

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$119.9	$42.1	$77.8	$119.9	$40.1	$79.8

      In Q1 2006, we recorded amortization expense of $2.0 on intangible assets subject to amortization compared to $2.3 in Q1 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2006	$8.0
2007	8.0
2008	7.5
2009	7.4
2010	6.7
      As events, such as acquisitions, dispositions or impairments occur in the future, these amounts may vary.

7.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended

	Pension Plans		Post-retirement Plans

	May 27,	May 28,	May 27,	May 28,
Components of Expense	2005	2004	2005	2004

Components of expense:
Service cost	$0.8	$0.7	$0.5	$1.0
Interest cost	1.1	1.1	2.8	3.4
Amortization of prior year service cost (gain)	—	0.1	(1.3)	(1.4)
Expected return on plan assets	(0.8)	(0.7)	—	—
Adjustment due to plan curtailment	—	—	(1.2)	—
Amortization of unrecognized net actuarial loss	0.4	0.2	0.6	1.1

Net expense	$1.5	$1.4	$1.4	$4.1

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
     We expect to contribute approximately $17.0 to our pension and post-retirement medical plans during 2006. As of May 27, 2005, contributions of approximately $3.9 have been made.

8.	RESTRUCTURING CHARGES
      During Q1 2006, we announced our plans to continue consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the next two years. The Q1 charge of $5.9 consisted of net employee termination costs and the impairment of certain fixed assets. Additionally, we incurred $4.9 of restructuring costs as we continued our restructuring activities in our International segment to reduce our cost structure. We expect $18 to $26 million in additional restructuring charges during the remainder of 2006.
      Restructuring costs are summarized in the following table:

Restructuring Charges	Q1 2006

Cost of sales:
North America	$5.9
International	2.6

8.5

Operating expenses:
International	2.3

Total	$10.8

      See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for explanations of Q1 2006 restructuring charges.
      Below is a reconciliation of the restructuring reserve for activity during 2006:

		Business Exit
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 25, 2005	$5.1	$9.4	$14.5
Additions	8.8	2.0	10.8
Payments	(4.8)	(3.6)	(8.4)
Adjustments	1.1	—	1.1

Reserve balance as of May 27, 2005	$10.2	$7.8	$18.0

      At the beginning of 2006, approximately 125 positions remained to be eliminated primarily relating to International rationalization activities announced prior to February 25, 2005. During Q1 2006, we announced additional workforce reductions of approximately 650 employees related to the consolidation within our North America operations and consolidation within our International operations. As of May 27, 2005, approximately 540 of these positions remain to be eliminated. Our reserves include a portion of the charges for these positions. The timing of the recognition of charges for workforce reductions depends on whether the affected employees are required to render service until they are terminated. If affected employees are required to render service until they are terminated, charges are recognized ratably over the future service period. Otherwise, charges are recognized when a specific plan has been confirmed by management and certain employee communication requirements have been met.
      The reserve balance as of May 27, 2005 for business exit and related costs primarily relates to asset impairments and plant consolidation costs within our International and North America segments.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9.	REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, SDP and International plus an “Other” category. Revenue and operating income (loss) for Q1 of 2006 and 2005 by segment is presented below.

	Three Months Ended

	May 27,	May 28,
Operating Segment Income Statement Data	2005	2004

Revenue
North America	$380.0	$328.1
Steelcase Design Partnership	82.8	70.4
International	152.7	134.2
Other	60.5	65.0

Consolidated revenue	$676.0	$597.7

Operating income (loss)
North America	$14.1	$(6.4)
Steelcase Design Partnership	8.0	3.4
International	(2.6)	(1.8)
Other	(4.3)	(0.3)

Consolidated operating income (loss)	$15.2	$(5.1)

	May 27,	February 25,
Operating Segment Balance Sheet Data	2005	2004

Total assets
North America	$1,092.4	$1,126.2
Steelcase Design Partnership	141.9	143.1
International	505.0	523.5
Other	499.5	571.8

Consolidated total assets	$2,238.8	$2,364.6

10.	GUARANTEES, PERFORMANCE BONDS, CONTINGENCIES AND PRODUCT WARRANTY

Guarantees and Performance Bonds
      We are contingently liable under loan guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.7 are recorded as of May 27, 2005 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002.
      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years.
      Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
experienced under these performance bonds; however, reserves totaling $0.2 are recorded as of May 27, 2005 to cover potential losses.
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	May 27,	February 25,
	2005	2005

Performance bonds—dealers	$11.4	$11.4
Guarantees with dealers and joint ventures	4.6	9.6
Guarantees—other	4.1	3.2

Total	$20.1	$24.2

Contingencies
      We are continuing actions to implement lean manufacturing principles, which include the Q1 2006 announcement of further consolidation of our North American operations by closing certain facilities in the Grand Rapids, Michigan, area over the next two years. We estimate we will incur $4 to $7 of costs related to disruption during the transition period. There is some risk that these actions could lead to additional temporary disruptions or increased costs. We have planned our implementation carefully to minimize those risks, and have successfully mitigated those risks in the past.
      We are party to sales contracts with various customers and dealers. We recently discovered an issue related to specific contracts that could give rise to claims against the Company. We are currently reviewing the matter and while we believe it is reasonably possible that an accrual may be necessary, the amount is not currently estimable.

Product Warranty
      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 25, 2005	$20.9
Accruals for warranty charges	0.6
Settlements and adjustments	(0.5)

Balance as of May 27, 2005	$21.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Summary
Results of Operations (Unaudited)

	Three Months Ended

	May 27,		May 28,
Income Statement Data	2005		2004

Revenue	$676.0	100.0%	$597.7	100.0%
Cost of sales	467.6	69.2	426.8	71.4
Restructuring costs	8.5	1.3	3.6	0.6

Gross profit	199.9	29.5	167.3	28.0
Operating expenses	182.4	27.0	170.9	28.6
Restructuring costs	2.3	0.3	1.5	0.3

Operating income (loss)	15.2	2.2	(5.1)	(0.9)
Non-operating items, net	(4.4)	(0.6)	(4.5)	(0.7)

Income (loss) from continuing operations before income tax expense (benefit)	10.8	1.6	(9.6)	(1.6)
Income tax expense (benefit)	4.1	0.6	(2.9)	(0.5)

Income (loss) from continuing operations	6.7	1.0	(6.7)	(1.1)
Discontinued operations, net	—	—	1.0	0.2

Net income (loss)	$6.7	1.0%	$(5.7)	(0.9)%

Overview
      Revenue increased 13.1% in Q1 2006 compared to the same period last year. Revenue increased for all of our reportable segments, but was primarily driven by the $51.9 increase in our North America segment. Revenue benefited by $10.3 from favorable currency translation effects in our International segment in Q1 2006 versus the same period last year. Current quarter revenue also included $11.2 from our service businesses in the North America segment (see Note 1).
      Incoming orders increased moderately during Q1 2006 across all business segments and our backlog was relatively strong at the end of the quarter.
      Cost of sales as a percent of revenue improved to 69.2% in Q1 2006 compared to 71.4% in the prior year quarter. Improvements were achieved across all of our reportable segments, but were primarily driven by a 4.0 percentage point improvement in our North America segment. This improvement was primarily due to the benefit of previous restructuring activities, improved overhead absorption because of higher revenue and improved pricing yield, partially offset by the net impact of the reclassification of service businesses.
      Gross profit improved by 1.5 percentage points in Q1 2006 compared to Q1 2005. The improvement was primarily due to the improvements in cost of sales described above, but was partially offset by increased restructuring costs.
      Operating expenses as a percent of revenue in the current year quarter improved by 1.6 percentage points over the prior year quarter and improved for all reportable segments. The change from the prior year quarter was due to higher revenue and continued spending control. Operating expenses increased by $11.5 primarily due to unfavorable currency translation effects compared to the prior year, increased variable compensation expense, and the net impact of the reclassification of the North America service businesses.

      Operating income of $15.2 in Q1 2006 improved from a loss of $5.1 in Q1 2005 despite increased restructuring charges of $5.7. Restructuring costs included in operating income during Q1 2006 primarily included $5.9 related to our North America plant consolidation announced on March 28, 2005, and $4.9 related to our restructuring efforts in Europe. We expect additional restructuring charges of $18 to $26 during the remainder of 2006. Further detail of the restructuring costs is found in the segment discussion which follows.
      Our current estimate of taxable income for the year will result in an effective tax rate of approximately 37.5% which is consistent with our anticipated long-term effective rate of approximately 37% to 38%.
      Net income in Q1 2006 of $6.7 improved by $12.4 from the prior year quarter.
      During Q2 2006, we expect to complete two acquisitions that are expected to increase revenue by approximately $30.0 to $35.0 on an annualized basis. These acquisitions are not expected to materially impact operating income. One acquisition is related to the ongoing consolidation and restructuring of our distribution network in the United Kingdom. The other acquisition is of a distributor of technology-based products, which will be consolidated with one of our owned dealers.
Interest Expense and Other Income (Expense), Net

	Three Months
	Ended

Interest Expense and Other Income	May 27,	May 28,
(Expense), Net	2005	2004

Interest expense	$(5.2)	$(5.2)

Other income (expense), net:
Interest income	$2.1	$1.2
Joint venture expense	(0.3)	(0.5)
Miscellaneous expense	(1.0)	—

Total other income (expense), net	$0.8	$0.7

Total non-operating items, net	$(4.4)	$(4.5)

      Interest income in Q1 2006 was higher than the prior year quarter due to higher average cash balances and higher interest rates. Miscellaneous expense was higher in the current year due to a net foreign currency exchange loss and an increase in our reserve for lease impairments related to a previous dealer transition.
Business Segment Review
      See additional information regarding our business segments in Note 9 of the condensed consolidated financial statements.
North America

	Three Months Ended

Income Statement Data	May 27,		May 28,
— North America	2005		2004

Revenue	$380.0	100.0%	$328.1	100.0%
Cost of sales	274.4	72.2	250.0	76.2
Restructuring costs	5.9	1.6	3.6	1.1

Gross profit	99.7	26.2	74.5	22.7
Operating expenses	85.6	22.5	79.9	24.3
Restructuring costs	—	—	1.0	0.3

Operating income (loss)	$14.1	3.7%	$(6.4)	(1.9)%

      North America was profitable in Q1 2006 on higher revenue and improved gross profit compared to the prior year.
      North America revenue accounted for 56.2% of consolidated revenue in Q1 2006, and increased 15.8% versus the prior year quarter. The revenue growth was driven by strong project business in the current year quarter and the reclassification of revenue for our service businesses. We achieved growth across most geographic regions.
      Cost of sales as a percent of revenue improved 4.0 percentage points in the current year quarter versus the prior year quarter. The improvement is a result of benefits from prior restructuring activities, better overhead absorption due to higher volume, and improved pricing yield, including realization from our Q4 2005 price increase. This improvement was partially offset by the reclassification of costs for our service businesses. Restructuring costs related to cost of sales recorded in Q1 2006 included $6.2 of severance charges due to the previously announced consolidation of our North America manufacturing plants and $0.9 of asset impairment costs, partially offset by $1.2 of curtailment gains for post-retirement medical and pension benefits. The prior year quarter’s restructuring costs related to asset impairment and severance charges for the consolidation of our wood manufacturing plants.
      Operating expenses increased by $5.7 in Q1 2006 compared to Q1 2005 primarily due to higher variable compensation expense, sales expense, and expense related to the reclassification of our service businesses. The improvement in operating expenses as a percentage of revenue of 1.8 percent in Q1 2006 compared to Q1 2005 was primarily a result of leverage from higher volume and continued spending controls. We did not record any restructuring charges related to operating expenses in Q1 2006. The prior year charge of $1.0 related to severance charges for workforce reductions.
Steelcase Design Partnership

	Three Months Ended

	May 27,		May 28,
Income Statement Data—Steelcase Design Partnership	2005		2004

Revenue	$82.8	100.0%	$70.4	100.0%
Cost of sales	51.1	61.7	44.0	62.5

Gross profit	31.7	38.3	26.4	37.5
Operating expenses	23.7	28.6	23.0	32.7

Operating income	$8.0	9.7%	$3.4	4.8%

      SDP improved revenue and profitability in Q1 2006 versus the prior year. Revenue increased 17.6% and accounted for 12.2% of consolidated revenue in Q1 2006. Higher volume during the quarter was driven by revenue from key customer segments and project wins. Revenue growth was strong across all brands.
      Gross profit increased 0.8 percentage points versus Q1 2005. SDP’s 38.3% gross profit remains the strongest of our three reportable segments. Current year margins have improved slightly due to higher volume which allowed for additional absorption of fixed costs.
      Operating expenses as a percent of revenue decreased during the quarter primarily due to higher volume and continued cost containment efforts.

International

	Three Months Ended

	May 27,		May 28,
Income Statement Data—International	2005		2004

Revenue	$152.7	100.0%	$134.2	100.0%
Cost of sales	104.7	68.6	94.1	70.1
Restructuring costs	2.6	1.7	(0.8)	(0.6)

Gross profit	45.4	29.7	40.9	30.5
Operating expenses	45.7	29.9	42.2	31.4
Restructuring costs	2.3	1.5	0.5	0.4

Operating loss	$(2.6)	(1.7)%	$(1.8)	(1.3)%

      International revenue represented 22.6% of consolidated revenue in Q1 2006, and increased 13.8% compared to the same period in the prior year. As compared to Q1 2005, revenue in Q1 2006 benefited by $10.3 from favorable currency translation effects. The remaining increase in revenue was primarily due to increased sales in key European markets and the Asia Pacific region.
      Cost of sales as a percentage of revenue improved 1.5 percentage points in the current year quarter compared to the prior year quarter. The improvement was primarily due to the benefits realized from prior restructuring activities. Restructuring costs related to cost of sales primarily include costs for our European wood business where we are outsourcing our manufacturing and transferring certain assets and employees to a new supplier.
      Operating expenses in the current year quarter increased versus the prior year quarter primarily due to unfavorable currency translation effects, but decreased as a percentage of revenue due to benefits from prior restructuring activities and cost containment.
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
Other

	Three Months Ended

	May 27,	May 28,
Income Statement Data—Other	2005	2004

Revenue	$60.5	$65.0
Restructuring costs	—	0.8
Operating loss	(4.3)	(0.3)
      Other revenue represented 9.0% of consolidated revenue in Q1 2006. The decrease in revenue and the increase in operating loss in the current year is primarily due to a decline in our construction and bid activity in PolyVision’s core education markets that resulted in lower revenue. In addition, leasing revenue from our Financial Services subsidiary declined from the prior year, and prior year revenue and income included a gain on an early lease termination. The overall credit quality of our financing portfolio remained stable during the first quarter of 2006.

Liquidity and Capital Resources
      The following table summarizes our statement of cash flows for the three months ended May 27, 2005 and May 28, 2004:

	Three Months Ended

	May 27,	May 28,	Increase
	2005	2004	(Decrease)

Net cash flow provided by (used in):
Operating activities	$(31.8)	$(41.2)	$9.4
Investing activities	115.6	82.9	32.7
Financing activities	(59.3)	(31.1)	(28.2)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(0.5)	(2.6)

Net increase in cash and cash equivalents	21.4	10.1	11.3
Cash and cash equivalents, beginning of period	216.6	182.2	34.4

Cash and cash equivalents, end of period	$238.0	$192.3	$45.7

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
Cash provided by operating activities

	Three Months Ended

	May 27,	May 28,
Cash Flow Data—Operating Activities	2005	2004

Net income	$6.7	$(5.7)
Depreciation and amortization	30.6	32.1
Changes in operating assets and liabilities	(67.4)	(61.6)
Other, net	(1.7)	(6.0)

Net cash used in operating activities	$(31.8)	$(41.2)

      The use of cash in operating activities in Q1 2006 primarily relates to annual variable compensation payments, retirement contributions, and semi-annual bond interest payments. These payments had the effect of decreasing liabilities, which represented a use of cash in operating activities.
      The prior year use of cash in operating activities primarily related to increased working capital needs and seasonal first quarter disbursements including retirement contributions and semi-annual bond interest payments.

Cash provided by investing activities

	Three Months
	Ended

	May 27,	May 28,
Cash Flow Data—Investing Activities	2005	2004

Capital expenditures	$(18.3)	$(14.6)
Net liquidation of short-term investments	131.6	66.3
Proceeds from repayments of leases	3.6	17.6
Proceeds from the disposal of fixed assets	2.2	3.4
Other, net	(3.5)	10.2

Net cash provided by investing activities	$115.6	$82.9

      We generated cash from investing activities for the three months ended May 27, 2005 primarily through the sale and conversion of all of our short-term investments in auction rate securities to cash, partially offset by capital expenditures.
      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For Q1 2006, capital expenditures were less than depreciation, which represented a source of cash. In Q2 2006, we expect to take delivery of a new corporate aircraft and sell an existing aircraft. We expect these transactions to generate net cash of approximately $5.0 in Q2 2006.
      For the three months ended May 28, 2004, we generated cash from investing activities primarily from the net sale of short-term investments in auction rate securities and the negotiated early repayment of customer leases, partially offset by capital expenditures.
Cash used in financing activities

	Three Months
	Ended

	May 27,	May 28,
Cash Flow Data—Financing Activities	2005	2004

Repayments of long-term debt, net	$(51.5)	$(7.3)
Repayments of short-term debt, net	(0.1)	(15.2)
Dividends paid	(8.9)	(8.9)
Common stock issuance	1.2	0.3

Net cash used in financing activities	$(59.3)	$(31.1)

      The primary use of cash in financing activities during 2006 related to the retirement of debt and the payment of dividends. We retired $51.6 in debt during Q1 2006 including the retirement of $47.1 for the debt related to our corporate aircraft. The remaining $4.5 of debt reduction related to normal scheduled repayments across several facilities.
      We paid common stock dividends of $0.06 per share during Q1 2006 and Q1 2005. During Q2, we announced an increase in the dividend rate to $0.09 cents per share for Q2 2006. This increase is expected to use additional cash of approximately $4.5 in Q2 2006.
      The exercise of employee stock options generated $1.2 and $0.3 during Q1 2006 and 2005, respectively.
      The Board of Directors has authorized share repurchases of up to 11 million shares. To date, we have repurchased approximately 7.2 million shares. Approximately 3.8 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments. We did not repurchase any common shares during Q1 2006.

Off-Balance Sheet Arrangements
      During Q1 2006, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
      During Q1 2006, no material change in our contractual obligations occurred.
Liquidity Facilities
      Our total liquidity facilities as of May 27, 2005 were:

Amount

Global committed bank facility	$250.0
Various uncommitted lines	128.0

Total credit lines available	378.0
Less: borrowings outstanding	7.3

Available capacity (subject to covenant constraints)	$370.7

      Total consolidated debt as of May 27, 2005 was $273.1, which represents a debt to capitalization ratio of 18.7% at the end of Q1 2006 compared to 21.8% at the end of Q1 2005. Our debt primarily consists of $250.0 in term notes due November 2006 with an effective interest rate of 6.50%.
      Of the $19.1 of debt payments due in less than one year (as presented in the Condensed Consolidated Balance Sheets), $15.7 relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 2.12% to 7.75%.
      The current cash and cash equivalents balance, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.
      As of May 27, 2005, we had no borrowings against our $250.0 3-year global committed bank facility. Our obligations under this facility are unsecured and unsubordinated. This facility and another financing agreement require us to satisfy financial covenants including a minimum net worth covenant, a maximum debt ratio covenant, a minimum interest coverage ratio covenant, and an asset ratio covenant. Although we have $370.7 of available capacity, our maximum debt ratio covenant would limit additional borrowings to $204.0 as of May 27, 2005. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. We were in compliance with all covenants under this facility and our other financing facilities as of the end of Q1 2006.
      The current global committed bank facility does not expire until July 2006. However, we have begun working with our bank group to replace it with a new facility, and expect to complete the new facility in Q2 2006.
      Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Services.
Recently Issued Accounting Standards
      There have not been any new accounting standards that are expected to have a significant impact on the Company in the near term.
Forward-looking Statements
      From time to time, in written reports and oral statements, the company discusses its expectations regarding future events. These forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: (1) competitive and general economic conditions and uncertainty domestically and internationally; (2) delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action; (3) changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; (4) major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; (5) competitive pricing pressure; (6) pricing changes by the company, its competitors or suppliers; (7) currency fluctuations; (8) changes in: (a) customer demand and order patterns; (b) financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; (c) relationships with customers, suppliers, employees and dealers; and (d) the mix of products sold and of customers purchasing (including large project business); (9) the success (including product performance and customer acceptance) of new products, current product innovations and platform simplification, and their impact on the company’s manufacturing processes; (10) the success of the company’s investment in certain ventures; (11) the company’s ability to successfully: (a) implement list price increases; (b) reduce its costs, including actions such as global supply chain management, workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value and/or related impairments, production consolidation, reduction of business complexity and culling products; (c) implement technology initiatives; (d) integrate acquired businesses; (e) migrate to a less vertically integrated manufacturing model; (f) implement lean manufacturing principles; (g) initiate and manage alliances; and (h) manage consolidated dealers; (12) possible acquisitions or divestitures by the company; (13) changes in business strategies and decisions; and (14) other risks detailed in this and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
      During Q1 2006, no material change in foreign exchange risk occurred.
Interest Rate Risk
      During Q1 2006, no material change in interest rate risk occurred.
Equity Price Risk
      During Q1 2006, no material change in equity price risk occurred.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 27, 2005. Based on such evaluation, the Company’s

Chief Executive Officer and Chief Financial Officer concluded that as of May 27, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: July 1, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.01	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002