Form 10-Q
period 2005-08-26
STEELCASE INC
filed 2005-10-03
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2005

Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of Incorporation)	(IRS employer identification number)
901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip code)
(616) 247-2710

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒
      As of September 22, 2005, Steelcase Inc. had 67,360,015 shares of Class A Common Stock and 81,664,156 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 26, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
	2005	2004	2005	2004

Revenue	$702.9	$651.0	$1,378.9	$1,248.7
Cost of sales	481.1	454.3	948.7	881.1
Restructuring costs	7.8	1.5	16.3	5.1

Gross profit	214.0	195.2	413.9	362.5
Operating expenses	186.8	177.9	369.2	348.8
Restructuring costs	1.9	0.5	4.2	2.0

Operating income	25.3	16.8	40.5	11.7
Interest expense	(4.4)	(5.6)	(9.6)	(10.8)
Other income (expense), net	1.1	(0.8)	1.9	(0.1)

Income from continuing operations before income tax expense	22.0	10.4	32.8	0.8
Income tax expense	8.2	3.1	12.3	0.2

Income from continuing operations	13.8	7.3	20.5	0.6
Income and gain on sale of net assets of discontinued operations, net of income taxes	—	—	—	1.0

Net income	$13.8	$7.3	$20.5	$1.6

Basic and diluted per share data:
Income from continuing operations	$0.09	$0.05	$0.14	$—
Income and gain on sale of net assets of discontinued operations	—	—	—	0.01

Earnings	$0.09	$0.05	$0.14	$0.01

Dividends declared per common share	$0.09	$0.06	$0.15	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 26,	February 25,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$287.1	$216.6
Short-term investments	—	131.6
Accounts receivable, net	407.0	378.1
Inventories	143.6	132.9
Other current assets	203.9	198.1

Total current assets	1,041.6	1,057.3
Property and equipment, net	559.8	606.0
Company owned life insurance	188.9	186.1
Goodwill and other intangible assets, net	291.8	290.0
Other assets	209.3	225.2

Total assets	$2,291.4	$2,364.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171.5	$175.9
Short-term borrowings and current portion of long-term debt	20.6	67.6
Accrued expenses:
Employee compensation	99.6	123.3
Employee benefit plan obligations	26.2	31.7
Other	226.5	211.0

Total current liabilities	544.4	609.5

Long-term liabilities:
Long-term debt	253.2	258.1
Employee benefit plan obligations	245.6	249.7
Other long-term liabilities	51.1	50.7

Total long-term liabilities	549.9	558.5

Total liabilities	1,094.3	1,168.0

Shareholders’ equity:
Common stock	303.1	297.4
Additional paid in capital	2.3	1.3
Accumulated other comprehensive loss	(36.1)	(33.1)
Deferred compensation—restricted stock	(4.5)	(3.1)
Retained earnings	932.3	934.1

Total shareholders’ equity	1,197.1	1,196.6

Total liabilities and shareholders’ equity	$2,291.4	$2,364.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended

	August 26,	August 27,
	2005	2004

OPERATING ACTIVITIES
Net income	$20.5	$1.6
Depreciation and amortization	61.1	63.9
Changes in operating assets and liabilities, net of corporate acquisitions	(63.2)	(50.1)
Other, net	(2.8)	(1.6)

Net cash provided by operating activities	15.6	13.8

INVESTING ACTIVITIES
Capital expenditures	(39.2)	(25.0)
Short-term investments, acquisitions	—	(123.2)
Short-term investments, liquidations	131.6	193.2
Proceeds from the disposal of fixed assets	21.0	11.3
Net (increase) decrease in notes receivable	5.0	(4.5)
Proceeds from repayments of lease fundings	7.6	22.3
Acquisitions, net of cash acquired	(6.3)	—
Other, net	3.5	1.6

Net cash provided by investing activities	123.2	75.7

FINANCING ACTIVITIES
Repayments of long-term debt, net	(50.6)	(22.4)
Repayments of lines of credit, net	(0.7)	(2.6)
Dividends paid	(22.3)	(17.8)
Common stock issuance	3.0	0.7

Net cash used in financing activities	(70.6)	(42.1)

Effect of exchange rate changes on cash and cash equivalents	2.3	0.6

Net increase in cash and cash equivalents	70.5	48.0
Cash and cash equivalents, beginning of period	216.6	182.2

Cash and cash equivalents, end of period	$287.1	$230.2

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
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q2 2006 references the second quarter of fiscal 2006. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
      In Q1 2006, we began reporting the operating results from our North America segment service activity on a gross basis in our income statement. Previously, this activity was reported on a net cost recovery basis in operating expenses since activities such as asset management and related consulting were viewed as an extension of product sales support. These activities have gradually evolved into revenue generating businesses and are expected to grow in the future as additional resources are dedicated to these and other service activities. Accordingly, we believe it is now appropriate to report revenues and related costs from service activities on a gross basis. The impact in the six months ended August 26, 2005 of this reporting change was an increase in revenue of $22.2, an increase in cost of sales of $20.0 and an increase in operating expenses of $2.2. There was no impact on operating income from the reporting change.
      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.
2.     NEW ACCOUNTING STANDARDS
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. This new accounting standard is effective in Q1 2007 and is not expected to have a significant impact on our financial statements.
3.     ACQUISITIONS
      In May 2005, we completed the acquisition of 100% of the net assets of GroupComm Systems Inc. (“GroupComm”) for $5.8 in cash plus incremental payments of $0.1 plus interest for each of the next five years. As a result of the purchase price allocation, we recorded intangible assets of $5.3. We may be required to pay additional consideration of up to $1.3 million in the form of an earnout payment based on GroupComm meeting cumulative financial performance targets over a five year

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
period. GroupComm designs and implements integrated audiovisual solutions and is consolidated as part of our North America segment.
      In June 2005, we completed the acquisition of 100% of the outstanding capital stock of a dealer in the United Kingdom for a net purchase price of $0.5, including an anticipated working capital adjustment of approximately $2.0 which is subject to final negotiations. As a result of the purchase price allocation, we recorded intangible assets of $4.1. This acquisition was completed as part of our ongoing consolidation and restructuring of our distribution network in the United Kingdom and is consolidated in our International segment.
      For both acquisitions, we will finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.
      These acquisitions were not material individually or in the aggregate.
4.     EARNINGS PER SHARE

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
Components of Earnings Per Share	2005	2004	2005	2004

Numerator:
Income from continuing operations	$13.8	$7.3	$20.5	$0.6
Income and gain on sale of net assets of discontinued operations	—	—	—	1.0

Net income numerator for both basic and diluted EPS	$13.8	$7.3	$20.5	$1.6

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	148.3	147.8	148.2	147.8
Potentially dilutive shares resulting from stock incentive plan awards	0.3	0.3	0.3	0.2
Denominator for diluted EPS	148.6	148.1	148.5	148.0
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.
      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 4.4 million shares related to outstanding stock incentive plan awards as of Q2 2006 and 6.1 million shares as of Q2 2005 because those shares or potential shares were anti-dilutive.
5.     STOCK-BASED COMPENSATION
      Our stock-based compensation consists of performance shares, performance share units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and non-qualified stock options. We account for stock-based compensation issued prior to March 1, 2003 under the recognition and

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Company granted 220,650 restricted stock shares in 2006, which includes 800 shares granted in Q2 2006. The aggregate market value of $3.0 of these restricted stock shares at the date of issuance was recorded as deferred compensation, a separate component of shareholders’ equity, and is amortized over the three-year vesting period of the grants.
      RSUs, performance shares, and PSUs are credited to equity as they are expensed over their vesting periods based on the market value of the shares on the grant date. Under the Compensation Plan, the Company granted 31,000 RSUs in 2006. Additionally, the Company granted 138,000 performance shares and PSUs in 2006. The actual number of Class A Common Stock shares that ultimately may be issued from the performance shares and PSUs granted to date in 2006 is dependant on performance levels and ranges from zero to 276,000 based on actual performance levels. Including the performance shares and PSUs granted during 2005, the range of Class A Common Stock shares that ultimately may be issued is zero to 652,000.
      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards.

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
SFAS No. 123 Pro Forma Data	2005	2004	2005	2004

Net income, as reported	$13.8	$7.3	$20.5	$1.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	0.5	1.4	0.9
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.7)	(1.4)	(1.7)	(2.8)

Pro forma net income (loss)	$13.8	$6.4	$20.2	$(0.3)

Earnings per share:
Basic and diluted—as reported	$0.09	$0.05	$0.14	$0.01

Basic and diluted—pro forma	$0.09	$0.04	$0.14	$—

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6.     COMPREHENSIVE INCOME
      Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
Components of Comprehensive Income	2005	2004	2005	2004

Net income	$13.8	$7.3	$20.5	$1.6
Other comprehensive income (loss):
Foreign currency translation	4.9	4.4	(7.4)	(1.4)
Derivative adjustments, net of tax	1.5	(1.4)	4.3	1.3
Minimum pension liability, net of tax	—	0.1	0.1	0.3

Total	6.4	3.1	(3.0)	0.2

Comprehensive income	$20.2	$10.4	$17.5	$1.8

      In 2006, the foreign currency translation losses were primarily due to the first quarter strengthening of the U.S. dollar against the euro. In the second quarter, these losses were partially offset by a gain resulting from the strengthening of the Canadian dollar against the U.S. dollar.
7.     INVENTORIES
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
      During Q2 2006, we revised our inventory capitalization computation to include variances from production standards which had previously been considered temporary. These variances had been recognized as current period charges. This adjustment resulted in increases of $2.6 to work in process, $1.7 to finished goods and $0.4 to the LIFO reserve. Additionally, finished goods inventory in our North America segment increased in 2006 due to an increase in sales volume, the timing of shipments, and our acquisition.

	August 26,	February 25,
Inventories	2005	2005

Finished goods	$78.3	$67.3
Work in process	31.5	29.7
Raw materials	63.5	64.9

	173.3	161.9
LIFO reserve	(29.7)	(29.0)

	$143.6	$132.9

      The portion of inventories determined by the LIFO method aggregated $56.1 as of August 26, 2005 and $52.6 as of February 25, 2005.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
      There were no acquisitions, dispositions, impairments, or reallocations of goodwill between operating segments during 2006. A summary of changes in goodwill during the first half of 2006, by business segment and category, is as follows:

		Currency
	February 25,	Translation	August 26,
Goodwill by Business Segment and Category	2005	Adjustment	2005

North America	$45.1	$—	$45.1
International	42.5	(2.4)	40.1
Steelcase Design Partnership	63.2	—	63.2
Other	59.4	—	59.4

Total	$210.2	$(2.4)	$207.8

      As of August 26, 2005 and February 25, 2005, our other intangible assets and related accumulated amortization consisted of the following:

	August 26, 2005			February 25, 2005

		Accumulated			Accumulated
Other Intangible Assets	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.7	$16.5	$32.2	$48.7	$14.1	$34.6
Trademarks	28.6	22.0	6.6	30.2	21.5	8.7
Other	18.2	5.2	13.0	8.8	4.5	4.3

Total	95.5	43.7	51.8	87.7	40.1	47.6

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$127.7	$43.7	$84.0	$119.9	$40.1	$79.8

      During Q2 2006, we acquired the net assets of GroupComm and all of the outstanding capital stock of a dealer in the United Kingdom (see Note 3). The purchase price of GroupComm included intangible assets of $5.3 which are classified as “Other” intangible assets in the table above. The purchase price of the dealer in the United Kingdom included intangible assets of $4.1 which are classified as “Other” intangible assets in the table above.
      In Q2 2006 and 2005, we recorded amortization expense of $2.2 on intangible assets subject to amortization. For the first half of 2006, we recorded amortization expense of $4.2 compared to $4.5 for the first half of 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2006	$9.2
2007	9.7
2008	9.1
2009	9.1
2010	7.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      As events, such as acquisitions, dispositions or impairments occur in the future, these amounts may vary.

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended				Six Months Ended

	Pension Plans		Post-retirement Plans		Pension Plans

	August 26,	August 27,	August 26,	August 27,	August 26,	August 27,
Components of Expense	2005	2004	2005	2004	2005	2004

Components of expense:
Service cost	$0.8	$0.6	$0.6	$1.0	$1.6	$1.3
Interest cost	1.2	1.2	2.8	3.4	2.3	2.3
Amortization of prior year service cost (gain)	—	—	(1.3)	(1.4)	—	0.1
Expected return on plan assets	(0.8)	(0.8)	—	—	(1.6)	(1.5)
Adjustment due to plan curtailment	—	—	(1.1)	—	—	—
Amortization of unrecognized net actuarial loss	0.4	0.2	0.5	1.2	0.8	0.4

Net expense	$1.6	$1.2	$1.5	$4.2	$3.1	$2.6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended

	Post-retirement Plans

	August 26,	August 27,
Components of Expense	2005	2004

Components of expense:
Service cost	$1.1	$2.0
Interest cost	5.6	6.8
Amortization of prior year service cost (gain)	(2.6)	(2.8)
Expected return on plan assets	—	—
Adjustment due to plan curtailment	(2.3)	—
Amortization of unrecognized net actuarial loss	1.1	2.3

Net expense	$2.9	$8.3

      The decrease in current year expense for post-retirement plans is due to curtailment gains related to employee terminations resulting from our North America plant consolidation and the favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
      We expect to contribute approximately $17.0 to our pension and post-retirement medical plans during 2006. As of August 26, 2005, contributions of approximately $8.4 have been made.

10.	RESTRUCTURING CHARGES
      During Q1 2006, we announced our plans to continue the consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the next two years. The year-to-date 2006 North America charges of $10.9 consisted of employee termination costs and the impairment of certain fixed assets, partially offset by curtailment gains for post-retirement and medical benefits. Additionally, we incurred $9.7 of restructuring costs as we continued our restructuring activities in our International segment in 2006 to reduce our cost structure.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Restructuring costs are summarized in the following table:

	Fiscal 2006

Restructuring Charges	Q1	Q2	Total

Cost of sales:
North America	$5.9	$5.0	$10.9
International	2.6	2.7	5.3
Other	—	0.1	0.1

	8.5	7.8	16.3

Operating expenses:
International	2.3	2.1	4.4
Other	—	(0.2)	(0.2)

	2.3	1.9	4.2

Total	$10.8	$9.7	$20.5

      Below is a reconciliation of the restructuring reserve for activity during 2006:

		Business
		Exit and
	Workforce	Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 25, 2005	$5.1	$9.4	$14.5
Additions	10.2	10.3	20.5
Payments	(8.3)	(12.1)	(20.4)
Adjustments	0.9	(1.7)	(0.8)

Reserve balance as of August 26, 2005	$7.9	$5.9	$13.8

      The reserve balance as of August 26, 2005 for business exit and related costs primarily relates to asset impairments and plant consolidation costs within our International and North America segments.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11.     REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, Steelcase Design Partnership (“SDP”) and International plus an “Other” category. Revenue and operating income for 2006 and 2005 by segment is presented below.

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
Operating Segment Income Statement Data	2005	2004	2005	2004

Revenue
North America	$401.3	$365.6	$781.3	$693.7
International	145.1	131.9	297.8	266.1
Steelcase Design Partnership	85.9	80.7	168.7	151.1
Other	70.6	72.8	131.1	137.8

Consolidated revenue	$702.9	$651.0	$1,378.9	$1,248.7

Operating income (loss)
North America	$20.5	$10.1	$34.6	$3.7
International	(4.1)	(2.5)	(6.7)	(4.3)
Steelcase Design Partnership	8.2	7.7	16.2	11.1
Other	0.7	1.5	(3.6)	1.2

Consolidated operating income	$25.3	$16.8	$40.5	$11.7

	August 26,	February 25,
Operating Segment Balance Sheet Data	2005	2005

Total assets
North America	$1,102.5	$1,126.2
Steelcase Design Partnership	140.3	143.1
International	495.6	523.5
Other	553.0	571.8

Consolidated total assets	$2,291.4	$2,364.6

12.     GUARANTEES, PERFORMANCE BONDS, CONTINGENCIES AND PRODUCT WARRANTY

Guarantees and Performance Bonds
      We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.3 are recorded as of August 26, 2005 to cover potential losses for loan and lease guarantees.
      We are also party to performance bonds for certain installation or construction activities of certain Steelcase dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years.
      Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
experienced under these performance bonds; however, reserves totaling $0.3 are recorded as of August 26, 2005 to cover potential losses.
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	August 26,	February 25,
	2005	2005

Performance bonds—dealers	$10.5	$11.0
Guarantees with dealers and joint ventures	9.3	15.4
Guarantees—other	1.0	0.3

Total	$20.8	$26.7

Contingencies
      We are party to sales contracts with various customers and dealers. In Q1 2006, we discovered an issue related to specific contracts that could give rise to claims against the Company. We have established a reserve of $6.0 against revenue, representing our estimate of liability. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated reserve, which will be appropriately adjusted as additional information becomes available. If actual settlements are significantly lower or higher than our estimated reserve, our results of operations may be materially affected.

Product Warranty
      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 25, 2005	$20.9
Accruals for warranty charges	1.3
Settlements and adjustments	(0.7)

Balance as of August 26, 2005	$21.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Summary
Results of Operations (Unaudited)

	Three Months Ended				Six Months Ended

	August 26,		August 27,		August 26,		August 27,
Income Statement Data	2005		2004		2005		2004

Revenue	$702.9	100.0%	$651.0	100.0%	$1,378.9	100.0%	$1,248.7	100.0%
Cost of sales	481.1	68.5	454.3	69.8	948.7	68.8	881.1	70.6
Restructuring costs	7.8	1.1	1.5	0.2	16.3	1.2	5.1	0.4

Gross profit	214.0	30.4	195.2	30.0	413.9	30.0	362.5	29.0
Operating expenses	186.8	26.5	177.9	27.3	369.2	26.8	348.8	27.9
Restructuring costs	1.9	0.3	0.5	0.1	4.2	0.3	2.0	0.2

Operating income	25.3	3.6	16.8	2.6	40.5	2.9	11.7	0.9
Non-operating items, net	(3.3)	(0.5)	(6.4)	(1.0)	(7.7)	(0.5)	(10.9)	(0.9)

Income from continuing operations before income tax expense	22.0	3.1	10.4	1.6	32.8	2.4	0.8	—
Income tax expense	8.2	1.1	3.1	0.5	12.3	0.9	0.2	—

Income from continuing operations	13.8	2.0	7.3	1.1	20.5	1.5	0.6	—
Discontinued operations, net	—	—	—	—	—	—	1.0	0.1

Net income	$13.8	2.0%	$7.3	1.1%	$20.5	1.5%	$1.6	0.1%

Overview
      Revenue and net income increased significantly over the prior year, both for the second quarter and year-to-date.
      Revenue increased 8.0% in Q2 2006 compared to the same period last year. Revenue increased for all of our reportable segments, but was primarily driven by the revenue growth in our North America and International segments. Second quarter revenue includes $11.0 from service businesses in our North America segment that were not reported in revenue in 2005 (see Note 1) and $3.8 of revenue related to two small acquisitions completed early in the quarter (see Note 3). These increases were partially offset by a $6.0 reserve for contract-related contingencies (see Note 12). The combination of these three items had the effect of increasing quarterly revenue by 1.4% as compared to the prior year quarter. The revenue comparison of Q2 versus the prior year was not impacted significantly from the effect of currency translation in our International segment.
      Year-to-date revenue increased $130.2 or 10.4% compared to the same period last year. Revenue included $22.2 from service revenue in our North America segment that was not reported in revenue in 2005 (see Note 1), $10.1 from favorable currency effects in our International segment, and $3.8 related to two small acquisitions completed early in Q2 (see Note 3). These increases were partially offset by a $6.0 reserve for contract-related contingencies recorded in Q2 (see Note 12). The combination of these four items had the effect of increasing 2006 year-to-date revenue by 2.4% as compared to the same period of the prior year.
      Cost of sales as a percent of revenue improved by 1.3 percentage points in Q2 2006 compared to the prior year and 1.8 percentage points year-to-date versus the prior year. This was primarily driven by improvements in the North America segment of 2.3 percentage points in Q2 FY06 and

3.1 percentage points on a year-to-date basis versus the same periods in the prior year. See the segment discussion below for further information.
      As described in the segment discussions below, restructuring costs were significantly higher in the current year than the prior year. As a percentage of revenue, restructuring charges negatively impacted gross margins by 0.9 percentage points and 0.8 percentage points in Q2 2006 and for the first half of 2006, respectively, as compared to the prior year. Despite significantly higher restructuring costs in 2006, gross profit improved by 0.4 percentage points in Q2 2006 and 1.0 percentage points year-to-date versus the same periods in the prior year.
      Operating expenses as a percent of revenue improved for all reportable segments in Q2 and year-to-date as compared to the prior year. The improvement was primarily due to higher revenue. Operating expenses increased in the first half of 2006 primarily due to operating expenses associated with increased variable compensation expense, unfavorable currency translation effects, acquisitions, and the net impact of the reclassification of the North America service businesses (see Note 1). These increases were partially offset by a gain on the sale of a corporate aircraft.
      Operating income of $25.3 in Q2 2006 increased by $8.5 versus the prior year despite a $7.7 increase in restructuring charges. Total restructuring costs of $9.7 during Q2 2006 primarily included $5.0 related to North America plant consolidations and $4.8 related to our restructuring efforts in Europe. Further detail of the restructuring costs is found in the segment discussion which follows.
      Operating income of $40.5 year-to-date increased by $28.8 versus the prior year despite a $13.4 increase in restructuring charges.
      Our effective tax rate for 2006 is estimated to be approximately 37.5% which is consistent with our anticipated long-term effective rate of approximately 37% to 38%.
      Net income in Q2 2006 of $13.8 improved by $6.5 or 89% from the prior year quarter.
      During Q2 2006, we completed two acquisitions that are expected to increase revenue by approximately $25.0 to $30.0 on an annualized basis or approximately 1% of consolidated revenue. These acquisitions are not expected to materially impact operating income (see Note 3). Our acquisition of a dealer in the United Kingdom was completed as part of our ongoing consolidation and restructuring of our distribution network in the United Kingdom and these dealers are consolidated in our International segment. We also acquired GroupComm Systems Inc. which designs and implements integrated audiovisual solutions and is consolidated as part of our North America segment.
Interest Expense and Other Income (Expense), Net

	Three Months Ended		Six Months Ended

Interest Expense and Other Income	August 26,	August 27,	August 26,	August 27,
(Expense), Net	2005	2004	2005	2004

Interest expense	$(4.4)	$(5.6)	$(9.6)	$(10.8)

Other income (expense), net:
Interest income	$2.2	$1.3	$4.3	$2.5
Equity in income (loss) of unconsolidated ventures	0.3	0.1	—	(0.1)
Elimination of minority interest in consolidated dealers	(1.6)	—	(2.0)	(0.3)
Gain on disposal of property and equipment	1.2	—	1.2	—
Foreign exchange gain (loss)	(0.1)	(1.0)	(0.3)	(0.6)
Miscellaneous expense	(0.9)	(1.2)	(1.3)	(1.6)

Total other income (expense), net	$1.1	$(0.8)	$1.9	$(0.1)

Total non-operating items, net	$(3.3)	$(6.4)	$(7.7)	$(10.9)

      Interest expense in Q2 2006 and year-to-date was lower than the prior year primarily due to lower average debt balances in the current year. Interest income for the quarter and year-to-date was higher than the prior year primarily due to higher average cash balances and higher interest rates.

      Our consolidated results include the results of several dealers where we either own a majority interest in the dealer or we maintain participative control where our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents either the elimination of earnings where our class of equity does not share in the earnings or where the earnings are allocated to the minority interest holder. These amounts were previously included in Miscellaneous expense. Prior year amounts have been reclassified. The increase in the current year elimination is due to improved profitability of the dealers.
Business Segment Review
      See additional information regarding our business segments in Note 11 of the condensed consolidated financial statements.
North America

	Three Months Ended				Six Months Ended

Income Statement Data	August 26,		August 27,		August 26,		August 27,
— North America	2005		2004		2005		2004

Revenue	$401.3	100.0%	$365.6	100.0%	$781.3	100.0%	$693.7	100.0%
Cost of sales	285.5	71.1	268.5	73.4	559.9	71.7	518.5	74.8
Restructuring costs	5.0	1.3	2.8	0.8	10.9	1.4	6.4	0.9

Gross profit	110.8	27.6	94.3	25.8	210.5	26.9	168.8	24.3
Operating expenses	90.3	22.5	84.2	23.0	175.9	22.5	164.1	23.7
Restructuring costs	—	—	—	—	—	—	1.0	0.1

Operating income	$20.5	5.1%	$10.1	2.8%	$34.6	4.4%	$3.7	0.5%

      North America second quarter operating income of $20.5 more than doubled from the second quarter of 2005 despite higher restructuring charges. First half operating income was $34.6 compared to $3.7 in the first half of 2005. The operating income improvement for the quarter and year-to-date was primarily driven by higher revenue and improved cost of sales as a percentage of revenue.
      North America revenue increased 9.8% in Q2 2006 compared to Q2 2005 and accounted for 57.0% of consolidated revenue in Q2 2006, or 56.7% year-to-date. Revenue growth of $35.7 for the quarter was driven by increased sales across most of our product categories. In addition, current year revenue included $11.0 of service revenue (see Note 1) and $2.0 of revenue from an acquisition (see Note 3), partially offset by a $6.0 reserve for contract-related contingencies (see Note 12). These items had the net effect of increasing revenue by 1.9% compared to the prior year.
      Cost of sales as a percent of revenue improved 2.3 percentage points in the current year quarter versus the prior year quarter. The improvement was driven by better price yield from earlier list price adjustments, benefits from prior restructuring actions and other items affecting cost of sales described below. The improvements were partially offset by disruption costs associated with ongoing facility consolidation and the reserve for contract-related contingencies which reduced revenue (see Note 12).
      Other items affecting cost of sales included a $3.9 benefit from an inventory adjustment (see Note 7). We also obtained a commitment to receive a refund of property taxes paid in earlier years of approximately $4.1 including interest, $2.9 of which reduced cost of sales. In addition, we had items that negatively affected cost of sales. We recorded $2.6 of accelerated depreciation on equipment used to make products that will be culled. We also had a $1.1 increase in our workers’ compensation expense related to specific cases. The combined effect of these specific items was a reduction in cost of sales of $3.1.
      In Q1 2006, consistent with the Company’s strategy to build a new and more flexible industrial system, the Company announced its plans to continue consolidation of its North America operations by closing certain of its facilities in the Grand Rapids, Michigan area over the next two years. As a result of the implementation of these plans, we recorded charges of $5.0 for the second quarter and

$10.9 year-to-date for employee termination costs and the impairment of certain fixed assets, partially offset by curtailment gains for post-retirement and medical benefits. The prior year restructuring costs primarily related to the consolidation of our wood manufacturing plants.
      Operating expenses increased by $6.1 in Q2 2006 compared to Q2 2005 primarily due to higher sales and marketing expense, operating expenses of our newly consolidated service businesses, increased variable compensation expense and expense related to our acquisition. These increases were partially offset by lower information technology spending, a gain on the sale of a corporate aircraft and the property tax refund discussed above.
      Operating income of $20.5 in the current year quarter improved from $10.1 in the prior year quarter, despite $2.2 in increased restructuring charges.
      Economic conditions continue to put profitability pressure on some of our dealers. We continue to monitor the financial condition of dealers for changes in credit quality but we believe our reserves adequately reflect these credit risks. However, if dealers experience prolonged financial difficulties, the likelihood of losses would increase and additional charges would be necessary.
International

	Three Months Ended				Six Months Ended

Income Statement Data	August 26,		August 27,		August 26,		August 27,
—International	2005		2004		2005		2004

Revenue	$145.1	100.0%	$131.9	100.0%	$297.8	100.0%	$266.1	100.0%
Cost of sales	100.5	69.3	91.0	69.0	205.2	68.9	185.1	69.6
Restructuring costs (benefit)	2.7	1.8	(1.3)	(1.0)	5.3	1.8	(2.1)	(0.8)

Gross profit	41.9	28.9	42.2	32.0	87.3	29.3	83.1	31.2
Operating expenses	43.9	30.3	44.2	33.5	89.6	30.1	86.4	32.4
Restructuring costs	2.1	1.4	0.5	0.4	4.4	1.4	1.0	0.4

Operating loss	$(4.1)	(2.8)%	$(2.5)	(1.9)%	$(6.7)	(2.2)%	$(4.3)	(1.6)%

      International revenue represented 20.6% of consolidated revenue in Q2 2006 and 21.6% year-to-date. Revenue in Q2 2006 increased $13.2 from Q2 2005 primarily due to increased sales in key European markets and Latin America. Revenue for the quarter also included $1.8 related to an acquisition (see Note 3). Foreign currency translation did not have a significant impact on Q2 2006 revenue, but favorably impacted revenue by $10.1 year-to-date.
      Restructuring costs had a significant impact on Q2 and year-to-date operating results compared to the prior year. In the first half of 2006, we recorded $9.7 in charges as we continued to take a number of restructuring actions in order to reduce our overall cost structure and improve profitability. These initiatives included consolidating our manufacturing operations in France, outsourcing our Wood manufacturing, downsizing our operation in Italy and outsourcing business processes in France.
      Cost of sales as a percentage of revenue in Q2 2006 was consistent with the prior year quarter. Restructuring costs related to cost of sales consisted of additional severance costs related to the consolidation of our French manufacturing operations which was initiated in 2004. Prior year restructuring gains primarily consisted of the sale of assets related to previous restructuring activities.
      Operating expenses in the current year quarter were consistent with the prior year quarter, including $1.5 of operating expenses related to our dealer acquisition (see Note 3). Currency translation did not have a material impact on the current quarter versus prior year quarter but unfavorably impacted operating expenses by $3.1 year-to-date. Restructuring costs related to operating expenses primarily consisted of transition costs related to the outsourcing of business processes in France.
      The Q2 2006 operating loss of $4.1 included restructuring charges of $4.8 while the prior year loss of $2.5 included a $0.8 restructuring gain. The year-to-date operating loss of $6.7 included restructuring charges of $9.7 compared to a prior year loss of $4.3 which included a $1.1 restructuring gain.
      Economic conditions in certain countries continue to put profitability pressure on some of our dealers. We continue to monitor the financial condition of dealers for changes in credit quality, but we believe our reserves adequately reflect these credit risks. However, if dealers experience prolonged financial difficulties, the likelihood of losses would increase and additional charges or reserves would be necessary.
Steelcase Design Partnership

	Three Months Ended				Six Months Ended

Income Statement Data	August 26,		August 27,		August 26,		August 27,
—Steelcase Design Partnership	2005		2004		2005		2004

Revenue	$85.9	100.0%	$80.7	100.0%	$168.7	100.0%	$151.1	100.0%
Cost of sales	53.1	61.8	49.0	60.7	104.2	61.8	93.0	61.5

Gross profit	32.8	38.2	31.7	39.3	64.5	38.2	58.1	38.5
Operating expenses	24.6	28.6	24.0	29.7	48.3	28.6	47.0	31.1

Operating income	$8.2	9.6%	$7.7	9.6%	$16.2	9.6%	$11.1	7.4%

      SDP improved revenue and profitability in Q2 2006 compared to the prior year. Revenue increased 6.4% and accounted for 12.2% of consolidated revenue in Q2 and year-to-date. Revenue grew in key customer segments and because of an increase in project business during the quarter.
      Gross profit percentage in Q2 2006 decreased slightly versus Q2 2005 due to an increase in sales of certain lower margin products. SDP’s 38.2% gross profit remains the strongest of our three reportable segments.
      Operating expenses in Q2 2006 were consistent with the prior year. Operating expenses as a percent of revenue decreased during the quarter primarily due to higher volume.
      Operating income of $8.2 improved from $7.7 in the prior year primarily because of higher revenue.
Other

	Three Months Ended		Six Months Ended

	August 26,	August 27,	August 26,	August 27,
Income Statement Data—Other	2005	2004	2005	2004

Revenue	$70.6	$72.8	$131.1	$137.8
Restructuring costs (benefit)	(0.1)	—	(0.1)	0.8
Operating income (loss)	0.7	1.5	(3.6)	1.2
      Other revenue represented 10.2% of consolidated revenue in Q2 2006 and 9.5% year-to-date. The decrease in revenue and income in the current year quarter and year-to-date is primarily due to a decline in our construction and bid activity in PolyVision’s core education markets compared to the prior year. These declines were partially offset by increased revenue at IDEO.

Liquidity and Capital Resources
      The following table summarizes our statement of cash flows for the six months ended August 26, 2005 and August 27, 2004:

	Six Months Ended

	August 26,	August 27,	Increase
	2005	2004	(Decrease)

Net cash flow provided by (used in):
Operating activities	$15.6	$13.8	$1.8
Investing activities	123.2	75.7	47.5
Financing activities	(70.6)	(42.1)	(28.5)
Effect of exchange rate changes on cash and cash equivalents	2.3	0.6	1.7

Net increase in cash and cash equivalents	70.5	48.0	22.5
Cash and cash equivalents, beginning of period	216.6	182.2	34.4

Cash and cash equivalents, end of period	$287.1	$230.2	$56.9

      Cash and cash equivalents at August 26, 2005 includes $24.4 invested in a money market fund, the use of which is restricted as collateral primarily for our accrued liability related to our workers’ compensation program. If this restricted cash is needed for liquidity purposes, we can replace the collateral for our workers’ compensation program with a letter of credit and have full access to the proceeds of the money market fund. We expect to replace the restricted cash with a letter of credit during Q3.
Cash provided by operating activities

	Six Months Ended

	August 26,	August 27,
Cash Flow Data— Operating Activities	2005	2004

Net income	$20.5	$1.6
Depreciation and amortization	61.1	63.9
Changes in operating assets and liabilities, net of corporate acquisitions	(63.2)	(50.1)
Other, net	(2.8)	(1.6)

Net cash provided by operating activities	$15.6	$13.8

      We generated cash from operating activities through our net income plus depreciation and amortization, partially offset by changes in operating assets and liabilities. As our volume increased in 2006, our working capital needs increased, but our days in accounts receivable and inventory remained stable. In Q1 2006, we made variable compensation payments which resulted in a reduction in cash. In Q1 2006 and Q1 2005, we made retirement contributions and semi-annual bond interest payments.

Cash provided by investing activities

	Six Months Ended

	August 26,	August 27,
Cash Flow Data— Investing Activities	2005	2004

Capital expenditures	$(39.2)	$(25.0)
Net liquidation of short-term investments	131.6	70.0
Proceeds from the disposal of fixed assets	21.0	11.3
Net (increase) decrease in notes receivable	5.0	(4.5)
Proceeds from repayments of lease fundings	7.6	22.3
Acquisitions, net of cash acquired	(6.3)	—
Other, net	3.5	1.6

Net cash provided by investing activities	$123.2	$75.7

      Net cash provided by investing activities includes the sale and conversion of all of our short-term investments in auction rate securities to investments in commercial paper which are classified as cash equivalents.
      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For 2006, capital expenditures were less than depreciation, which represented a source of cash. In the current year, we made payments on corporate aircraft of $18.0 which were included in capital expenditures. Additionally, we sold an existing aircraft which generated proceeds from the disposal of fixed assets of $14.8. These transactions resulted in increased capital expenditures and proceeds from the disposal of fixed assets as compared to the prior year.
      Notes receivable primarily include asset-based lending and term financing for dealers. The current year increase in cash from notes receivable is due to scheduled runoff of the notes. The increase in cash from lease repayments is due to continued run-off of our lease portfolio.
      In 2006, we completed two small acquisitions for a cash purchase price of $6.3 (see Note 3).
Cash used in financing activities

	Six Months Ended

	August 26,	August 27,
Cash Flow Data— Financing Activities	2005	2004

Repayments of long-term debt, net	$(50.6)	$(22.4)
Repayments of lines of credit, net	(0.7)	(2.6)
Dividends paid	(22.3)	(17.8)
Common stock issuance	3.0	0.7

Net cash used in financing activities	$(70.6)	$(42.1)

      The primary use of cash in financing activities during 2006 related to the retirement of debt and the payment of dividends. We retired $53.5 in debt during 2006, including the retirement of $47.1 for the debt related to our corporate aircraft in Q1. The remaining $6.4 of debt reduction related to normal scheduled repayments.
      During Q2 2006, we increased our dividend rate to $0.09 cents per share for total dividends paid in the quarter of $13.4. This increase resulted in an additional use of cash of $4.5 in Q2 2006. We paid common stock dividends of $0.06 per share in Q1 2006 and for each of the first two quarters of 2005.
      The exercise of employee stock options generated $3.0 and $0.7 for the six months ended August 26, 2005 and August 27, 2004, respectively. We have not repurchased any common shares during 2006.

Off-Balance Sheet Arrangements
      During Q2 2006, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
      During Q2 2006, no material change in our contractual obligations occurred.
Liquidity Facilities
      Total consolidated debt as of August 26, 2005 was $273.8, which represents a debt to capitalization ratio of 18.6% at the end of Q2 2006 compared to 21.6% at the end of Q2 2005. Our debt primarily consists of $249.7 in term notes due November 2006 with an effective interest rate of 6.50%.
      Of the $20.6 of debt payments due in less than one year (as presented in the Condensed Consolidated Balance Sheets), $15.8 relates to foreign currency notes payable and revolving credit facility obligations with interest rates ranging from 2.18% to 7.90%.
      Our total liquidity facilities as of August 26, 2005 were:

Amount

Global committed bank facility	$200.0
Various uncommitted lines	127.2

Total credit lines available	327.2
Less: borrowings outstanding	9.4

Available capacity (subject to covenant constraints)	$317.8

      During Q2 2006, we entered into a new $200 million syndicated unsecured credit facility. The committed five-year revolving credit facility replaces the $250 million unsecured revolving credit facility that was scheduled to expire in July 2006. We have the option of increasing the facility up to $300 million, subject to customary conditions. There are currently no borrowings outstanding under the facility. The facility and another financing agreement require us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. Although we have $317.8 of available capacity, our maximum debt ratio covenant would limit additional borrowings to $300.9 as of August 26, 2005. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. We were in compliance with all covenants under our financing facilities as of the end of Q2 2006.
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

Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: (1) competitive and general economic conditions and uncertainty domestically and internationally; (2) delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action, acts of God and other Force Majeure events; (3) changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; (4) major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; (5) competitive pricing pressure; (6) pricing changes by the company, its competitors or suppliers, including fluctuations in raw material and component costs; (7) currency fluctuations; (8) changes in: (a) customer demand and order patterns; (b) financial stability of customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to the company) or suppliers; (c) relationships with customers, suppliers, employees and dealers; and (d) the mix of products sold and of customers purchasing (including large project business); (9) the success (including product performance and customer acceptance) of new products, current product innovations, services and platform simplification, and their impact on the company’s manufacturing processes; (10) the success of the company’s investment in certain ventures (11) the company’s ability to successfully: (a) implement list price increases; (b) reduce its costs, including actions such as global supply chain management, strategic outsourcing, workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value, production consolidation, reduction of business complexity and culling products; (c) implement technology initiatives; (d) integrate acquired businesses; (e) migrate to a less vertically integrated manufacturing model; (f) implement lean manufacturing principles; (g) initiate and manage alliances; (h) resolve certain contract-related contingent liabilities; and (i) manage consolidated dealers; (12) possible acquisitions or divestitures by the company; (13) changes in business strategies and decisions; and (14) other risks detailed in the company’s Form 10-K for the year ended February 25, 2005 and other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on the company. All forward-looking statements included in this release are expressly qualified in their entirety by the foregoing cautionary statements. Steelcase undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
      During Q2 2006, no material change in foreign exchange risk occurred.
Interest Rate Risk
      During Q2 2006, no material change in interest rate risk occurred.
Equity Price Risk
      During Q2 2006, no material change in equity price risk occurred.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 26, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of August 26, 2005, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
      In March 2005, the California South Coast Air Quality Management District (SCAQMD) conducted an inspection of the Steelcase City of Industry facility. Based on this inspection, the Company received a Notice of Violation (NOV) from SCAQMD for failure to maintain a daily record of temperature for its two burn-off ovens as well as failures to conduct stack testing upon initial operation of finish ovens. These failures are violations of the facility’s permit. In June 2005, the SCAQMD issued another NOV for alleged failure to supply certain annual and semi-annual filings for the years 1999 to 2003 at the Steelcase Tustin Facility. Although we have initiated communications with enforcement staff for SCAQMD, they have not sought penalties, costs or assessment and any financial penalty or other cost cannot be estimated at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company held its annual meeting of shareholders on June 23, 2005. At that meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:
      Proposal to elect four Directors to serve three-year terms expiring at the 2008 annual meeting.

	For	Withheld

Earl D. Holton	863,070,317	4,544,281
Michael J. Jandernoa	861,198,764	6,415,834
Peter M. Wege II	848,995,330	18,619,268
Kate Pew Wolters	864,414,945	3,199,653
      There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: William P. Crawford, James P. Hackett, David W. Joos, Elizabeth Valk Long, Robert C. Pew III and P. Craig Welch, Jr.
Item 6.     Exhibits
      See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steelcase Inc.

By:	/s/ James P. Keane

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: October 3, 2005

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002