Form 10-Q
period 2005-11-25
STEELCASE INC
filed 2006-01-04
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2005

Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of Incorporation)	(IRS employer identification number)
901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip code)
(616) 247-2710

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒
      As of December 20, 2005, Steelcase Inc. had 67,491,562 shares of Class A Common Stock and 81,397,300 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 25, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
	2005	2004	2005	2004

Revenue	$750.7	$674.1	$2,129.6	$1,922.8
Cost of sales	521.1	484.4	1,469.8	1,365.5
Restructuring costs	5.9	1.4	22.2	6.5

Gross margin	223.7	188.3	637.6	550.8
Operating expenses	189.6	181.8	558.8	530.6
Restructuring costs	1.4	0.3	5.6	2.3

Operating income	32.7	6.2	73.2	17.9
Interest expense	(4.2)	(5.3)	(13.8)	(16.1)
Other income, net	2.6	4.3	4.5	4.2

Income from continuing operations before income tax expense (benefit)	31.1	5.2	63.9	6.0
Income tax expense (benefit)	12.0	(4.9)	24.3	(4.7)

Income from continuing operations	19.1	10.1	39.6	10.7
Income and gain on sale of net assets of discontinued operations, net of income taxes	—	—	—	1.0

Net income	$19.1	$10.1	$39.6	$11.7

Basic and diluted per share data:
Income from continuing operations	$0.13	$0.07	$0.27	$0.07
Income and gain on sale of net assets of discontinued operations	—	—	—	0.01

Earnings	$0.13	$0.07	$0.27	$0.08

Dividends declared per common share	$0.09	$0.06	$0.24	$0.18

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 25,	February 25,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$331.6	$216.6
Short-term investments	—	131.6
Accounts receivable, net	409.4	378.1
Inventories	153.3	132.9
Other current assets	206.1	198.6

Total current assets	1,100.4	1,057.8
Property and equipment, net	540.7	606.0
Company owned life insurance	191.6	186.1
Goodwill and other intangible assets, net	287.1	290.0
Other assets	205.6	224.8

Total assets	$2,325.4	$2,364.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194.7	$175.9
Short-term borrowings and current portion of long-term debt	265.5	67.6
Accrued expenses:
Employee compensation	107.2	123.3
Employee benefit plan obligations	30.1	31.7
Other	221.1	212.5

Total current liabilities	818.6	611.0

Long-term liabilities:
Long-term debt	2.6	258.1
Employee benefit plan obligations	248.4	249.7
Other long-term liabilities	60.0	49.3

Total long-term liabilities	311.0	557.1

Total liabilities	1,129.6	1,168.1

Shareholders’ equity:
Common stock	300.4	297.4
Additional paid in capital	2.8	1.3
Accumulated other comprehensive loss	(41.7)	(33.1)
Deferred compensation— restricted stock	(3.7)	(3.1)
Retained earnings	938.0	934.1

Total shareholders’ equity	1,195.8	1,196.6

Total liabilities and shareholders’ equity	$2,325.4	$2,364.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended

	November 25,	November 26,
	2005	2004

OPERATING ACTIVITIES
Net income	$39.6	$11.7
Depreciation and amortization	91.1	95.8
Changes in operating assets and liabilities	(48.9)	(64.7)
Other, net	11.2	(5.4)

Net cash provided by operating activities	93.0	37.4

INVESTING ACTIVITIES
Capital expenditures	(54.0)	(37.0)
Short-term investments, acquisitions	—	(222.3)
Short-term investments, liquidations	131.6	268.2
Proceeds from the disposal of fixed assets	23.8	16.4
Proceeds from the disposal/sale of leased assets	—	4.7
Net proceeds from repayments of leases	13.6	26.4
Acquisitions, net of cash acquired	(6.2)	—
Net (increase) decrease in notes receivable	(2.3)	5.2
Other, net	4.3	2.6

Net cash provided by investing activities	110.8	64.2

FINANCING ACTIVITIES
Repayments of long-term debt, net	(54.1)	(26.8)
Repayments of lines of credit, net	(2.7)	(2.5)
Common stock issuance, net of repurchases	0.5	3.2
Dividends paid	(35.7)	(26.7)

Net cash used in financing activities	(92.0)	(52.8)

Effect of exchange rate changes on cash and cash equivalents	3.2	6.8

Net increase in cash and cash equivalents	115.0	55.6
Cash and cash equivalents, beginning of period	216.6	182.2

Cash and cash equivalents, end of period	$331.6	$237.8

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
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3 2006 references the third quarter of fiscal 2006. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
      In Q1 2006, we began reporting the operating results from our North America segment service activity on a gross basis in our income statement. Previously, this activity was reported on a net cost recovery basis in operating expenses since activities such as asset management and related consulting were viewed as an extension of product sales support. These activities have gradually evolved into revenue generating businesses and are expected to grow in the future as additional resources are dedicated to these and other service activities. Accordingly, we believe it is now appropriate to report revenues and related costs from service activities on a gross basis. The impact in the nine months ended November 25, 2005 of this reporting change was an increase in revenue of $35.0, an increase in cost of sales of $31.5 and an increase in operating expenses of $3.5. This change has no impact on operating income, but it does slightly reduce operating income as a percent of sales.
      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

2.	ACQUISITIONS
      In May 2005, we acquired 100% of the net assets of GroupComm Systems Inc. (“GroupComm”) for $5.8 in cash plus incremental payments of $0.1 plus interest for each of the next five years. As a result of the purchase price allocation, we recorded intangible assets of $5.3. We may be required to pay additional consideration of up to $1.3 million in the form of an earnout payment based on GroupComm meeting cumulative financial performance targets over a five-year period. GroupComm designs and implements integrated audiovisual solutions and is consolidated as part of our North America segment.
      In June 2005, we acquired 100% of the outstanding capital stock of a dealer in the United Kingdom for $0.5. As a result of the purchase price allocation, we recorded intangible assets of $3.6. This acquisition was completed as part of our ongoing consolidation and restructuring of our distribution network in the United Kingdom and is consolidated in our International segment.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      For both acquisitions, we expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in Q4 2006 when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.
      These acquisitions were not material individually or in the aggregate.

3.	EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
Components of Earnings Per Share	2005	2004	2005	2004

Numerator:
Income from continuing operations	$19.1	$10.1	$39.6	$10.7
Income and gain on sale of net assets of discontinued operations	—	—	—	1.0

Net income numerator for both basic and diluted EPS	$19.1	$10.1	$39.6	$11.7

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	148.3	147.9	148.2	147.8
Potentially dilutive shares resulting from stock incentive plan awards	0.4	0.3	0.4	0.3
Denominator for diluted EPS	148.7	148.2	148.6	148.1
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.
      Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 4.2 million options as of Q3 2006 and 5.8 million options as of Q3 2005 because those shares or potential shares were anti-dilutive.

4.	STOCK-BASED COMPENSATION
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
      Under the Steelcase Inc. Incentive Compensation Plan (the “Compensation Plan”), the Company granted 220,650 restricted stock shares in 2006. The aggregate market value of $3.0 of these restricted stock shares at the date of issuance was recorded as deferred compensation, a separate component of shareholders’ equity, and is amortized over the three-year vesting period of the grants.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      RSUs, performance shares, and PSUs are credited to equity as they are expensed over their vesting periods based on the market value of the shares on the grant date. Under the Compensation Plan, the Company granted 31,750 RSUs in 2006, which includes 750 RSUs granted in Q3 2006. Additionally, the Company granted 138,000 performance shares and PSUs in 2006. The actual number of Class A Common Stock shares that ultimately may be issued from the performance shares and PSUs granted to date in 2006 is dependant on performance levels and ranges from zero to 276,000 based on actual performance levels. Including the performance shares and PSUs granted during 2005, the range of Class A Common Stock shares that ultimately may be issued is zero to 652,000.
      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding awards.

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
SFAS No. 123 Pro Forma Data	2005	2004	2005	2004

Net income, as reported	$19.1	$10.1	$39.6	$11.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	0.5	2.1	1.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.7)	(1.3)	(2.3)	(4.1)

Pro forma net income	$19.1	$9.3	$39.4	$9.1

Earnings per share:
Basic and diluted—as reported	$0.13	$0.07	$0.27	$0.08

Basic and diluted—pro forma	$0.13	$0.06	$0.27	$0.06

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.	COMPREHENSIVE INCOME
      Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
Components of Comprehensive Income	2005	2004	2005	2004

Net income	$19.1	$10.1	$39.6	$11.7
Other comprehensive income:
Foreign currency translation	(11.7)	16.6	(19.1)	15.2
Derivative adjustments, net of tax	6.0	(2.2)	10.3	(0.9)
Minimum pension liability, net of tax	0.1	(0.2)	0.2	0.1

Total	(5.6)	14.2	(8.6)	14.4

Comprehensive income	$13.5	$24.3	$31.0	$26.1

      Foreign currency translation losses in Q3 2006 and for the nine months ended November 25, 2005 are primarily due to the strengthening of the U.S. dollar against the euro. Derivative adjustments in Q3 2006 and for the nine months ended November 25, 2005 are also primarily related to the strengthening of the U.S. dollar against the euro.
      Foreign currency translation gains of $16.6 in Q3 2005 were primarily due to the weakening of the U.S. dollar against the Canadian dollar. There were no unusual transactions within the categories of other comprehensive income during 2005.

6.	INVENTORIES
      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The Steelcase Design Partnership (“SDP”) segment primarily uses the first in, first out (“FIFO”) or the average cost inventory valuation methods. The International segment values its inventories using the FIFO method.

	November 25,	February 25,
Inventories	2005	2005

Finished goods	$88.9	$67.3
Work in process	29.8	29.7
Raw materials	64.7	64.9

	183.4	161.9
LIFO reserve	(30.1)	(29.0)

	$153.3	$132.9

      The portion of inventories determined by the LIFO method aggregated $59.2 as of November 25, 2005 and $52.6 as of February 25, 2005.
      Finished goods inventory increased primarily in the North America segment, due to increased sales volume, revised inventory capitalization computation (as discussed in Q2 2006), the GroupComm acquisition, (see Note 2), and additional finished goods being produced and held at regional distribution centers as part of a strategy to improve customer service.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      There have been no acquisitions, dispositions, impairments, or reallocations of goodwill between operating segments during 2006. A summary of changes in goodwill through the first three quarters of 2006, by business segment and category, is as follows:

		Currency
	February 25,	Translation	November 25,
Goodwill by Business Segment and Category	2005	Adjustment	2005

North America	$45.1	$—	$45.1
International	42.5	(3.8)	38.7
Steelcase Design Partnership	63.2	—	63.2
Other	59.4	—	59.4

Total	$210.2	$(3.8)	$206.4

      As of November 25, 2005 and February 25, 2005, our other intangible assets and related accumulated amortization consisted of the following:

	November 25, 2005			February 25, 2005

		Accumulated			Accumulated
Other Intangible Assets	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	$48.7	$17.7	$31.0	$48.7	$14.1	$34.6
Trademarks	27.5	22.1	5.4	30.2	21.5	8.7
Other	17.7	5.6	12.1	8.8	4.5	4.3

Total	93.9	45.4	48.5	87.7	40.1	47.6

Intangible assets not subject to amortization:
Trademarks	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets	$126.1	$45.4	$80.7	$119.9	$40.1	$79.8

      During Q2 2006, we acquired the net assets of GroupComm and all of the outstanding capital stock of a dealer in the United Kingdom (see Note 2). The purchase price of GroupComm and the dealer in the United Kingdom included intangible assets of $5.3 and $3.6, respectively, which are classified as “Other” intangible assets in the table above.
      In Q3 2006, we recorded amortization expense of $2.2 on intangible assets subject to amortization compared to $2.0 in Q3 2005. For the nine months ended November 25, 2005, we recorded amortization expense of $6.4 compared to $6.5 for the nine months ended November 26, 2004. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2006	$9.1
2007	9.7
2008	9.1
2009	9.1
2010	7.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      As events such as acquisitions, dispositions or impairments occur in the future, these amounts may vary.

8.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended				Nine Months Ended

	Pension Plans		Post-retirement Plans		Pension Plans

	November 25,	November 26,	November 25,	November 26,	November 25,	November 26,
Components of Expense	2005	2004	2005	2004	2005	2004

Components of expense:
Service cost	$0.8	$0.7	$0.6	$0.6	$2.5	$2.0
Interest cost	1.2	1.1	2.8	3.1	3.5	3.4
Amortization of prior year service cost (gain)	—	—	(1.2)	(1.3)	—	0.2
Expected return on plan assets	(0.8)	(0.8)	—	—	(2.4)	(2.3)
Adjustment due to plan curtailment	—	—	0.1	(2.2)	—	—
Amortization of unrecognized net actuarial loss	0.4	0.2	0.5	0.6	1.1	0.6

Net expense	$1.6	$1.2	$2.8	$0.8	$4.7	$3.9

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended

	Post-retirement Plans

	November 25,	November 26,
Components of Expense	2005	2004

Components of expense:
Service cost	$1.6	$2.6
Interest cost	8.4	9.9
Amortization of prior year service cost (gain)	(3.8)	(4.1)
Expected return on plan assets	—	—
Adjustment due to plan curtailment	(2.2)	(2.2)
Amortization of unrecognized net actuarial loss	1.7	2.9

Net expense	$5.7	$9.1

      The decrease in expense for post-retirement plans for the nine months ended November 25, 2005 is primarily related to the favorable impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
      We expect to contribute approximately $17.0 to our pension and post-retirement medical plans during 2006. As of November 25, 2005, contributions of approximately $12.2 have been made.
9.     RESTRUCTURING CHARGES
      During Q1 2006, we announced our plans to continue the consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the next two years. The 2006 year-to-date North America charges of $14.9 consisted of employee termination costs and the impairment of certain fixed assets, partially offset by curtailment gains for post-retirement and medical benefits. Additionally, we incurred $11.1 of restructuring costs as we continued our restructuring activities in our International segment in 2006 to reduce our cost structure. Finally, in 2006 we incurred $1.8 of restructuring costs year to date related to plant consolidation activities at our PolyVision subsidiary. PolyVision is included within the “Other” category in our consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Restructuring costs are summarized in the following table:

	Fiscal 2006

Restructuring Charges	Q1	Q2	Q3	Total

Cost of sales:
North America	$5.9	$5.0	$4.0	$14.9
International	2.6	2.7	—	5.3
Other	—	0.1	1.9	2.0

	8.5	7.8	5.9	22.2

Operating expenses:
International	2.3	2.1	1.4	5.8
Other	—	(0.2)	—	(0.2)

	2.3	1.9	1.4	5.6

Total	$10.8	$9.7	$7.3	$27.8

      Below is a reconciliation of the restructuring reserve activity during 2006:

		Business
		Exit and
	Workforce	Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 25, 2005	$5.1	$9.4	$14.5
Additions	14.7	13.1	27.8
Payments	(15.7)	(12.8)	(28.5)
Adjustments	1.0	(2.3)	(1.3)

Reserve balance as of November 25, 2005	$5.1	$7.4	$12.5

      The reserve balance as of November 25, 2005 for business exit and related costs primarily relates to asset impairments related to plant consolidations within our International and North America segments.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10.     REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, Steelcase Design Partnership and International plus an “Other” category. Revenue and operating income for 2006 and 2005 by segment is presented below.

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
Operating Segment Income Statement Data	2005	2004	2005	2004

Revenue
North America	$433.0	$368.8	$1,214.3	$1,062.5
International	167.4	155.5	465.2	421.6
Steelcase Design Partnership	86.8	83.0	255.5	234.1
Other	63.5	66.8	194.6	204.6

Consolidated revenue	$750.7	$674.1	$2,129.6	$1,922.8

Operating income (loss)
North America	$19.5	$2.6	$54.1	$6.3
International	6.6	(1.0)	(0.1)	(5.3)
Steelcase Design Partnership	10.0	7.7	26.2	18.8
Other	(3.4)	(3.1)	(7.0)	(1.9)

Consolidated operating income	$32.7	$6.2	$73.2	$17.9

	November 25,	February 25,
Operating Segment Balance Sheet Data	2005	2005

Total assets
North America	$1,093.7	$1,126.3
International	501.3	523.5
Steelcase Design Partnership	140.6	143.1
Other	589.8	571.8

Consolidated total assets	$2,325.4	$2,364.7

11.     GUARANTEES AND PERFORMANCE BONDS, COMMITMENTS, CONTINGENCIES AND PRODUCT WARRANTY

Guarantees and Performance Bonds
      We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.4 are recorded as of November 25, 2005 to cover potential losses for loan and lease guarantees.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Where we have supplied performance bonds for dealers, we have the ability to step in and cure performance failures by the dealers thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.2 are recorded as of November 25, 2005 to cover potential losses.
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	November 25,	February 25,
	2005	2005

Performance bonds—dealers	$8.2	$11.0
Guarantees with dealers and joint ventures	9.0	15.4
Guarantees—other	0.8	0.3

Total	$18.0	$26.7

Commitments
      We have an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft. We currently have $6.3 on deposit toward this purchase. We expect to take delivery of the aircraft in 2008 with a total remaining commitment of between $20 and $35 depending on the model we ultimately purchase.

Contingencies
      We are party to sales contracts with various customers and dealers. There are issues with certain of these contracts that could give rise to claims against us. Based on our continued analysis of available information, we have a reserve for these contract-related contingencies of $4.5 million at Q3 2006. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated reserve, which we will adjust as appropriate as additional information becomes available. If actual settlements are significantly lower or higher than our estimated reserve, our results of operations may be materially affected.

Product Warranty
      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

	November 25,	November 26,
	2005	2004

Balance as of beginning of the year	$20.9	$20.9
Accruals for warranty charges	1.3	5.3
Settlements and adjustments	(0.6)	(3.8)

Balance as of end of the third quarter	$21.6	$22.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3 2006 references the third quarter of fiscal 2006. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
Financial Summary
Results of Operations (Unaudited)

	Three Months Ended				Nine Months Ended

	November 25,		November 26,		November 25,		November 26,
Income Statement Data	2005		2004		2005		2004

Revenue	$750.7	100.0%	$674.1	100.0%	$2,129.6	100.0%	$1,922.8	100.0%
Cost of sales	521.1	69.4	484.4	71.9	1,469.8	69.0	1,365.5	71.0
Restructuring costs	5.9	0.8	1.4	0.2	22.2	1.1	6.5	0.4

Gross margin	223.7	29.8	188.3	27.9	637.6	29.9	550.8	28.6
Operating expenses	189.6	25.2	181.8	27.0	558.8	26.2	530.6	27.6
Restructuring costs	1.4	0.2	0.3	—	5.6	.3	2.3	0.1

Operating income	32.7	4.4	6.2	0.9	73.2	3.4	17.9	0.9
Non-operating items, net	(1.6)	(0.3)	(1.0)	(0.1)	(9.3)	(0.4)	(11.9)	(0.6)

Income from continuing operations before income tax expense (benefit)	31.1	4.1	5.2	0.8	63.9	3.0	6.0	0.3
Income tax expense (benefit)	12.0	1.6	(4.9)	(0.7)	24.3	1.1	(4.7)	(0.2)

Income from continuing operations	19.1	2.5	10.1	1.5	39.6	1.9	10.7	0.6
Discontinued operations, net	—	—	—	—	—	—	1.0	—

Net income	$19.1	2.5%	$10.1	1.5%	$39.6	1.9%	$11.7	0.6%

Overview
      Revenue and net income increased significantly over the prior year, both for the third quarter and year-to-date. We achieved significant operating improvements in all of our reportable business segments.
      Revenue increased 11.4% in Q3 2006 compared to the same period last year. Revenue increased for all of our reportable segments, but was primarily driven by 17.4% revenue growth in the North America segment. As compared to Q3 2005, revenue in Q3 2006 benefited by $12.8 from service businesses in the North America segment that were not reported in revenue in 2005 (see Note 1) and $8.4 of revenue related to two small acquisitions completed in Q2 2006 (see Note 2) and was partially offset by $6.0 from unfavorable currency translation effects in our International segment. The combination of these three items had the net effect of increasing revenue by 2.3% as compared to the prior year.
      Year-to-date revenue increased 10.8% compared to the same period last year. Revenue included $35.0 from service businesses in North America (see Note 1), $12.2 related to the acquisitions (see Note 2) and $4.1 from favorable currency translation effects in our International segment. The combination of these three items had the effect of increasing 2006 year-to-date revenue by 2.7% as compared to the same period of the prior year.

      Cost of sales as a percentage of revenue improved 2.5 percentage points in Q3 2006 compared to the prior year and 2.0 percentage points year-to-date versus the prior year. All segments delivered cost of sales improvements, with the most significant contributor being the North America segment. See the segment discussion below for further information.
      As described in the segment discussion below, restructuring costs were significantly higher in the current year as compared to the prior year. As a percentage of revenue, restructuring charges included in cost of sales reduced gross margin by 0.6 percentage points from the prior year quarter and reduced year-to-date gross margin by 0.7 percentage points year over year. Despite these higher restructuring charges, gross margin improved 1.9 percentage points in Q3 2006 as compared to the prior year quarter and 1.3 percentage points year-to-date as compared to the prior year-to-date.
      Operating expenses as a percentage of revenue improved for all reportable segments in Q3 2006 and year-to-date as compared to the prior year. These improvements are primarily the result of continued cost control and leverage from higher sales volume. Operating expenses of $189.6 in the quarter increased primarily due to higher variable compensation accruals, costs from acquired businesses and the change in accounting for service revenue (see Note 1).
      Operating income of $32.7 in Q3 2006 and $73.2 year-to-date increased significantly versus the prior year despite higher restructuring charges. Total restructuring costs of $7.3 during Q3 2006 primarily included $4.0 related to North America plant consolidations. Further detail of the restructuring costs is found in the segment discussion which follows.
      Our year-to-date effective tax rate was revised to 38.0% during Q3 2006, up from 37.5% at the end of Q2 2006. The increase is due to expected higher permanent differences primarily related to the sale of real estate in Strasbourg, France. The tax expense for the third quarter includes the catch-up effect from the first two quarters of the year. We continue to believe that our long term effective tax rate is between 37 and 38%.
      Net income for Q3 2006 of $19.1 improved substantially from Q3 2005 net income of $10.1. Prior year net income included the benefit of a $6.5 tax reserve reduction. Year-to-date net income of $39.6 improved by $27.9.
Interest Expense and Other Income, Net

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
Interest Expense and Other Income, Net	2005	2004	2005	2004

Interest expense	$(4.2)	$(5.3)	$(13.8)	$(16.1)

Other income, net:
Interest income	2.8	1.5	7.1	4.0
Equity in income of unconsolidated ventures	0.9	1.1	0.9	1.6
Elimination of minority interest in consolidated dealers	(0.5)	—	(2.5)	(0.3)
Gain on disposal of property and equipment	—	—	1.2	—
Foreign exchange loss	(0.1)	(0.4)	(0.4)	(1.0)
Miscellaneous, net	(0.5)	2.1	(1.8)	(0.1)

Total other income, net	2.6	4.3	4.5	4.2

Total non-operating items, net	$(1.6)	$(1.0)	$(9.3)	$(11.9)

      Interest expense in Q3 2006 and year-to-date was lower than the prior year primarily due to lower average debt balances in the current year. Interest income for the quarter and year-to-date was higher than the prior year primarily due to higher average cash balances and higher interest rates. In 2005, miscellaneous, net included gains of $1.5 related to a gain on the sale of a venture investment.

      Our consolidated results include the results of several dealers where either we own a majority interest in the dealer or we maintain participative control where our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder. The increase in the current year elimination is due to improved profitability of the dealers.
Business Segment Review
      See additional information regarding our business segments in Note 10 of the condensed consolidated financial statements.
North America

	Three Months Ended				Nine Months Ended

Income Statement Data	November 25,		November 26,		November 25,		November 26,
—North America	2005		2004		2005		2004

Revenue	$433.0	100.0%	$368.8	100.0%	$1,214.3	100.0%	$1,062.5	100.0%
Cost of sales	314.0	72.5	281.9	76.5	873.9	72.0	800.4	75.3
Restructuring costs	4.0	0.9	0.8	0.2	14.9	1.2	7.2	0.7

Gross margin	115.0	26.6	86.1	23.3	325.5	26.8	254.9	24.0
Operating expenses	95.5	22.1	83.5	22.6	271.4	22.3	247.6	23.3
Restructuring costs	—	—	—	—	—	—	1.0	0.1

Operating income	$19.5	4.5%	$2.6	0.7%	$54.1	4.5%	$6.3	0.6%

      Operating income in Q3 2006 of $19.5 was significantly higher than Q3 2005, despite higher restructuring charges. Year-to-date operating income was $54.1 compared to $6.3 for the same period last year. Operating income improvement for both the quarter and year-to-date was driven by higher revenue and improvements in both cost of sales and operating expenses as a percentage of revenue.
      North America revenue increased 17.4% in Q3 2006 compared to Q3 2005 and accounted for 57.7% of consolidated revenue in Q3 2006 and 57.0% year-to-date. Revenue growth of $64.2 for the quarter was driven by increased sales across most of our product categories. Growth came from large customers as well as customers served by Turnstone. Current quarter revenue included $12.8 of service revenue (see Note 1) and $5.6 of revenue from a small acquisition completed in Q2 2006 (see Note 2). These items had the net effect of increasing revenue by 5.0% compared to the prior year.
      Year-to-date revenue for North America increased 14.3%, driven by strong sales growth across most of our product categories as compared to the prior year. Year-to-date service revenue of $35.0 (see Note 1) and acquisition related revenue of $7.6 (see Note 2) had the net effect of increasing revenue by 4.0%.
      Cost of sales as a percentage of revenue improved 4.0 percentage points in the current year quarter versus the prior year quarter. The North America cost of sales improvement was primarily driven by improved pricing yield, leverage from higher sales volume, increased labor productivity and lower overhead spending. These improvements were partially offset by disruption and inefficiencies associated with ongoing facility consolidations and higher energy costs.
      In Q1 2006, consistent with our strategy to build a new and more flexible industrial system, we announced plans to continue consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the next two years. As a result of the implementation of these plans, we recorded charges of $4.0 in the third quarter and $14.9 year to date for employee termination costs and the impairment of certain fixed assets, which were partially offset by curtailment gains for post-retirement and medical benefits. The prior year restructuring costs primarily related to the consolidation of our wood manufacturing plants.
      Operating expenses increased by $12.0 in Q3 2006 compared to Q3 2005, primarily due to increased variable compensation expense, expenses associated with the business acquired in Q2 2006, the change in accounting for our service business (Note 1) and increased sales and marketing expenditures.
      Operating income of $19.5 in the current year quarter improved from $2.6 in the prior year quarter despite $3.2 in increased restructuring charges.
      During Q3 2006, we entered into a contract for the sale of one of our idled manufacturing facilities. Closing of the sale is expected to be completed in Q4 2006 and is subject to customary closing conditions.
      We continue to monitor the financial condition of our dealers for changes in credit quality but we believe our reserves adequately reflect these credit risks. However, if dealers experience prolonged difficulties, the likelihood of losses would increase and additional charges would be necessary.
International

	Three Months Ended				Nine Months Ended

Income Statement Data	November 25,		November 26,		November 25,		November 26,
—International	2005		2004		2005		2004

Revenue	$167.4	100.0%	$155.5	100.0%	$465.2	100.0%	$421.6	100.0%
Cost of sales	114.8	68.6	110.0	70.7	320.0	68.8	295.1	70.0
Restructuring costs	—	—	0.4	0.3	5.3	1.1	(1.7)	(0.4)

Gross margin	52.6	31.4	45.1	29.0	139.9	30.1	128.2	30.4
Operating expenses	44.6	26.7	46.2	29.7	134.2	28.9	132.6	31.4
Restructuring costs	1.4	0.8	(0.1)	(0.1)	5.8	1.2	0.9	0.2

Operating income (loss)	$6.6	3.9%	$(1.0)	(0.6)%	$(0.1)	—	$(5.3)	(1.2)%

      International returned to profitability this quarter reporting operating income of $6.6 as compared to a loss of $1.0 in Q3 2005. Operating income for Q3 2006 includes $1.4 in restructuring charges compared with $0.3 in the same period in the prior year.
      International revenue represented 22.3% of consolidated revenue in Q3 2006 and 21.8% year-to-date, and increased 7.7% compared to the same period in the prior year primarily due to increased sales in France and Asia. In Q3 2006, currency translation had the effect of reducing revenue by $6.0 as compared to Q3 2005. Revenue in Q3 2006 also included $2.8 related to a small acquisition completed in Q2 2006 (Note 2). Pricing pressure remains high in all major markets.
      Year-to-date revenue increased 10.3% compared to the same period last year and included $4.1 from favorable currency translation effects and $4.6 from the acquisition completed in Q2 2006.
      Gross margin was 31.4% of revenue in Q3 2006, a 2.4 percentage point improvement versus Q3 2005. The increase in gross margin in the current quarter was primarily due to benefits realized in cost of sales from prior restructuring activities, leverage from higher sales volume and lower restructuring costs. Year-to-date gross margin percentage was lower than the prior year due to higher restructuring costs related to a number of initiatives taken to reduce our overall cost structure and improve profitability. These initiatives include consolidating our manufacturing operations in France, outsourcing our wood manufacturing and restructuring our operation in Italy.
      Operating expenses in the quarter decreased versus the prior year, primarily due to $1.7 of favorable currency translation effects partially offset by a $0.5 increase due to the acquisition completed in Q2 2006. Restructuring costs primarily related to changes to business and IT processes in Europe and costs related to the dealer acquisition completed in Q2 2006.

      On a year-to-date basis compared to the same period in 2005, operating expenses increased $1.5 due to unfavorable currency translation effects and $2.0 due to the dealer acquisition completed in Q2 2006. On a year-to-date basis, 2005 operating expenses also included approximately $2.0 in costs associated with Orgatec.
      Weak economic conditions in certain countries continue to put pressure on some of our dealers. We continue to monitor the financial condition of our dealers for changes in credit quality. We believe our reserves adequately reflect these credit risks. However, if individual dealers experience a deeper reduction in revenues, the likelihood of losses would increase and additional charges or reserves would be necessary.
Steelcase Design Partnership

	Three Months Ended				Nine Months Ended

Income Statement Data	November 25,		November 26,		November 25,		November 26,
—Steelcase Design Partnership	2005		2004		2005		2004

Revenue	$86.8	100.0%	$83.0	100.0%	$255.5	100.0%	$234.1	100.0%
Cost of sales	53.7	61.9	51.8	62.4	157.9	61.8	144.8	61.9

Gross margin	33.1	38.1	31.2	37.6	97.6	38.2	89.3	38.1
Operating expenses	23.1	26.6	23.5	28.3	71.4	27.9	70.5	30.1

Operating income	$10.0	11.5%	$7.7	9.3%	$26.2	10.3%	$18.8	8.0%

      SDP improved revenue and profitability in Q3 2006 compared to the prior year. Revenue increased 4.6% as compared to Q3 2005 and accounted for 11.6% of consolidated revenue in Q3 and 12.0% year-to-date. Revenue grew in key customer segments, such as hospitality, education and healthcare, and benefited from an increase in project business during the quarter.
      Gross margin as a percentage of revenue increased 0.5 percentage points in Q3 2006 as compared to Q3 2005 due to leverage from higher sales volume. SDP’s 38.1% gross margin remains the strongest of our three reportable segments.
      Controlled operating expense spending in the quarter, as well as the increase in sales volume caused operating income as a percentage of revenue to increase 2.2 percentage points from Q3 2005. Operating income as a percentage of revenue for this segment of 11.5% was the highest quarterly performance in over four years.
Other

	Three Months Ended		Nine Months Ended

	November 25,	November 26,	November 25,	November 26,
Income Statement Data— Other	2005	2004	2005	2004

Revenue	$63.5	$66.8	$194.6	$204.6
Restructuring costs	1.9	0.6	1.8	1.4
Operating loss	(3.4)	(3.1)	(7.0)	(1.9)
      Revenues in the Other category represented 8.4% of consolidated revenue in Q3 2006 and 9.2% year-to-date. The decreases in revenue for the quarter and year to date as compared to the prior year were due to slower demand in the educational market, a key segment for our PolyVision subsidiary and the run off of the lease portfolio at our Financial Services subsidiary. These decreases were partially offset by growth with key clients and expanded service offerings at our IDEO subsidiary.
      Restructuring costs for both years include plant consolidations at PolyVision, with charges related to severance and other workforce reduction related costs.
      Operating losses in the Other category declined slightly compared to Q3 2005 as credit recoveries in Financial Services were more than offset by losses associated with restructuring activities and market conditions at PolyVision. The 2005 year to date operating loss was favorably impacted by income from an early lease termination at our Financial Services subsidiary.
Liquidity and Capital Resources
      The following table summarizes our statement of cash flows for the nine months ended November 25, 2005 and November 26, 2004:

	Nine Months Ended

	November 25,	November 26,	Increase
	2005	2004	(Decrease)

Net cash flow provided by (used in):
Operating activities	$93.0	$37.4	$55.6
Investing activities	110.8	64.2	46.6
Financing activities	(92.0)	(52.8)	(39.2)
Effect of exchange rate changes on cash and cash equivalents	3.2	6.8	(3.6)

Net increase in cash and cash equivalents	115.0	55.6	59.4
Cash and cash equivalents, beginning of period	216.6	182.2	34.4

Cash and cash equivalents, end of period	$331.6	$237.8	$93.8

      Cash and cash equivalents at November 25, 2005 includes $24.4 invested in a money market fund, the use of which is restricted as collateral primarily for our accrued liability related to our workers’ compensation program. In early Q4 2006, we eliminated the restricted money market fund and replaced it with a letter of credit.
Cash provided by operating activities

	Nine Months Ended

	November 25,	November 26,
Cash Flow Data—Operating Activities	2005	2004

Net income	$39.6	$11.7
Depreciation and amortization	91.1	95.8
Changes in operating assets and liabilities	(48.9)	(64.7)
Other, net	11.2	(5.4)

Net cash provided by operating activities	$93.0	$37.4

      We generated cash from operating activities during 2006 and 2005 through our net income plus depreciation and amortization, partially offset by changes in operating assets and liabilities. As our volume increased in the current year, our working capital needs increased, but our working capital efficiency improved. This improvement was driven primarily by a decrease in days in receivables, partially offset by a decrease in days in payables.

Cash provided by investing activities

	Nine Months Ended

	November 25,	November 26,
Cash Flow Data— Investing Activities	2005	2004

Capital expenditures	$(54.0)	$(37.0)
Net liquidation of short-term investments	131.6	45.9
Proceeds from the disposal of fixed assets	23.8	16.4
Proceeds from the sales of leased assets	—	4.7
Net proceeds from repayments of leases	13.6	26.4
Acquisitions, net of cash acquired	(6.2)	—
Net (increase) decrease in notes receivable	(2.3)	5.2
Other, net	4.3	2.6

Net cash provided by investing activities	$110.8	$64.2

      Net cash provided by investing activities includes the sale and conversion of all of our short-term investments in auction rate securities to investments in commercial paper, which are classified as cash equivalents. Notes receivable increased in 2006 due to an increase in project financing and asset-based lending programs with dealers. The decrease in notes receivable in 2005 was primarily due to payments received from dealers.
      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative products. During 2006 and 2005, capital expenditures were less than depreciation, which represented a source of cash. In the current year, we made payments on corporate aircraft of $18.0. Additionally, we sold an existing aircraft which generated proceeds from the disposal of fixed assets of $14.8. These transactions resulted in increased capital expenditures and proceeds from the disposal of fixed assets as compared to the prior year.
      In 2006, we completed two small acquisitions for an aggregate cash purchase price of $6.2.
Cash used in financing activities

	Nine Months Ended

	November 25,	November 26,
Cash Flow Data— Financing Activities	2005	2004

Repayments of long-term debt, net	$(54.1)	$(26.8)
Repayments of lines of credit, net	(2.7)	(2.5)
Common stock issuance, net of repurchases	0.5	3.2
Dividends paid	(35.7)	(26.7)

Net cash used in financing activities	$(92.0)	$(52.8)

      The primary use of cash in financing activities during 2006 related to the retirement of debt and the payment of dividends. We retired $56.8 in debt during 2006 including the retirement of $47.1 of debt related to our corporate aircraft. The remaining $9.7 of debt reduction related to normal scheduled repayments.
      In Q2 2006, we increased our dividend rate to $0.09 cents per share. We paid dividends of $0.06 per share in Q1 2006 and during each of the first three quarters of 2005. The exercise of employee stock options generated $3.9 and $3.2 for the nine months ended November 25, 2005 and November 26, 2004, respectively.
      During Q3 2006, we repurchased 250,000 shares of Class A Common Stock at an average price of $13.75 per share (including commissions). The total cost of this repurchase was $3.4 million. Approximately 3.6 million shares remain available for repurchase under our Board’s authorization and we have no outstanding share repurchase commitments. We consider the use of both share repurchases and dividends as vehicles to return cash to shareholders. We intend to continue to be opportunistic as we consider any further repurchase decisions.
Off-Balance Sheet Arrangements
      During Q3 2006, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
      During Q3 2006, no material change in our contractual obligations occurred except as follows.
      We have an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft. We currently have $6.3 on deposit toward this purchase. We expect to take delivery of the aircraft in 2008 with a total remaining commitment of between $20 and $35 depending on the model we ultimately purchase.
Liquidity Facilities
      Total consolidated debt as of November 25, 2005 was $268.1, which represents a debt to capitalization ratio of 18.2% at the end of Q3 2006 compared to 21.2% at the end of Q3 2005.
      Of the $265.5 of debt payments due in less than one year (as presented in the Condensed Consolidated Balance Sheets), $249.7 relates to term notes due November 2006 with an effective interest rate of 6.50%. It is our current intention to refinance these notes with other long term instruments prior to the maturity date. Based on the current market environment and our discussions with our financial advisors, we believe that we will be able to issue long term debt with similar terms and conditions prior to the maturity of the current notes. In the event there is a market disruption and our ability to issue new debt with reasonable terms is not available to us, we feel we have adequate liquidity to pay off the current notes with our committed credit facility and our cash and cash equivalents.
      Our total borrowing facilities available as of November 25, 2005 were:

Amount

Global committed bank facility	$200.0
Various uncommitted lines	106.9

Total credit lines available	306.9
Less: borrowings outstanding	8.4

Available capacity (subject to covenant constraints)	$298.5

      We have the option of increasing the Global committed bank facility from $200 to $300 million, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. As of November 25, 2005, the facility was undrawn. This committed facility and another financing agreement require us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities as of the end of Q3 2006, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.
      Our current cash and cash equivalents, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known and foreseeable liquidity and capital needs.
      Our long-term debt rating is BBB- from Standard & Poor’s and Ba1 from Moody’s Investor Services.
Recently Issued Accounting Standards
      During Q3 2006, there were no new accounting standards issued that are expected to have a significant impact on our consolidated financial statements.

Forward-looking Statements
      From time to time, in written reports and oral statements, we discuss our expectations regarding future events. These forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Important factors that could cause our actual results to differ materially from the forward-looking statements include, without limitation: (1) competitive and general economic conditions and uncertainty domestically and internationally; (2) delayed or lost sales and other impacts related to acts of terrorism, acts of war or governmental action, acts of God and other Force Majeure events; (3) changes in domestic or international laws, rules and regulations, including the impact of changed environmental laws, rules or regulations; (4) major disruptions at our key facilities or in the supply of any key raw materials, components or finished goods; (5) competitive pricing pressure; (6) pricing changes made by us or our competitors or suppliers, including fluctuations in raw material and component costs; (7) currency fluctuations; (8) changes in: (a) customer demand and order patterns; (b) financial stability of our customers, dealers (including changes in their ability to pay for product and services, dealer financing and other amounts owed to us) or suppliers; (c) relationships with our customers, suppliers, employees and dealers; and (d) the mix of products sold and of customers purchasing (including large project business); (9) the success of new product launches (including customer acceptance and product and delivery performance), current product innovations, services and platform simplification, and their impact on our manufacturing processes; (10) the success of our investment in certain ventures (11) our ability to successfully: (a) implement list price increases and manage price yields; (b) reduce our costs, including actions such as global supply chain management, strategic outsourcing, workforce reduction, facility rationalization, disposition of excess assets (including real estate) at more than book value, production consolidation, reduction of business complexity and culling products; (c) implement technology initiatives; (d) integrate acquired businesses; (e) migrate to a less vertically integrated manufacturing model; (f) implement lean manufacturing principles; (g) initiate and manage alliances; (h) resolve certain contract-related contingent liabilities; (i) manage consolidated dealers; and (j) implement distribution channel changes; (12) possible acquisitions or divestitures by us; (13) changes in our business strategies and decisions; and (14) other risks detailed in our Form 10-K for the year ended February 25, 2005 and our other filings with the Securities and Exchange Commission. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material adverse effects on us. All forward-looking statements included in this release are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
      During Q3 2006, no material change in foreign exchange risk occurred.
Interest Rate Risk
      During Q3 2006, no material change in interest rate risk occurred.
Equity Price Risk
      During Q3 2006, no material change in equity price risk occurred.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 25, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 25, 2005, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
      (b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as follows. We have determined that the outsourcing of certain accounting functions and certain IT functions in our International segment constitutes a material change in a component of our internal control over financial reporting. We have determined that the internal controls and procedures related to the outsourced processes are effective as of the end of the period covered by this report.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Beginning in July 2004 and through 2005, the California South Coast Air Quality Management District (“SCAQMD”) has issued four Notices of Violation (“NOVs”) to us based upon recordkeeping and timeliness issues relating to air emission permits for our former Tustin and our current City of Industry facilities. The NOVs relate to incomplete air permit records, failure to complete stack testing on a timely basis and late submittal of required reports. Although we have initiated communications with enforcement staff of the SCAQMD, they have not sought penalties, costs or assessment, and any financial penalty or other cost cannot be estimated at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
      The following is a summary of share repurchase activity during Q3 2006.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	(a)	(b)	Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	or Programs

8/27/05—9/30/05	—	—	—	3,824,593
10/1/05—10/28/05	232,000	$13.75	232,000	3,592,593
10/29/05—11/25/05	18,000	$13.70	18,000	3,574,593

Total	250,000		250,000	3,574,593

(1)	No shares were purchased outside of a publicly announced plan or program.

(2)	In September 1998 and September 2000, we announced the approval by our Board of Directors of a share repurchase program which permitted us to purchase up to 11 million shares of our common stock. This program has no specific expiration date. No repurchase plans expired or were terminated during Q3 2006, nor do any plans exist under which we do not intend to make further purchases.

Item 6.	Exhibits
      See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steelcase Inc.

By:	/s/ James P. Keane

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: January 4, 2006

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002