Form 10-K
period 2006-02-24
STEELCASE INC
filed 2006-05-02
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 24, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13873

STEELCASE INC.
(Exact name of Registrant as specified in its Charter)

Michigan (State of incorporation)	38-0819050 (IRS employer identification number)

901 44th Street SE Grand Rapids, Michigan (Address of principal executive offices)	49508 (Zip Code)
Registrant’s telephone number, including area code: (616) 247-2710
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒          No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 26, 2005 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $738 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
     As of April 26, 2006, 77,169,035 shares of the registrant’s Class A Common Stock and 72,774,442 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be held on June 22, 2006, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 24, 2006

PART I
Item 1.     Business:
      The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3, and Q4 2006 reference the first, second, third, and fourth quarter of fiscal 2006, respectively, and Q1 2007 references the first quarter of fiscal 2007. All amounts are in millions, except per share data, data presented as a percentage or as otherwise indicated.
Our Business
      Steelcase is the world’s leading designer, marketer and manufacturer of office furniture and complimentary products and services, with 2006 revenue of approximately $2.9 billion. We were incorporated in 1912 as The Metal Office Furniture Company and changed our name to Steelcase Inc. in 1954. We became a publicly-traded company in 1998 and our stock is listed on the New York Stock Exchange.
      The Company’s mission is to provide knowledge, products and services that result in a better work experience for our customers. We expect to grow our business by focusing on new geographic and customer market segments while continuing to leverage our existing customer base, which we believe represents the largest installed base in the industry.
      Headquartered in Grand Rapids, Michigan, Steelcase is a global company with approximately 13,000 permanent employees. We sell our products through various channels including independent dealers, company-owned dealers and direct sales to end-users and governmental units. Other appropriate channels are employed to reach new customers and to serve existing customer segments more efficiently. We operate using a global network of manufacturing and assembly facilities to supply product to our various operating segments.
Our Products
      We are focused on providing knowledge, products and services that enable our customers to create work environments that help people in offices work more effectively while helping organizations utilize space more efficiently. We offer a broad range of products with a variety of aesthetic options and performance features, and at various price points that address three core elements of a work environment: furniture, interior architecture and technology. Our reportable segments generally offer similar or complementary products under some or all of the categories listed below:

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

      Textiles and surface materials. Upholstery, wall covering, drapery, panel fabrics, architectural panels, shades and screens and surface imaging.
      Desks and Suites. Wood and non-wood desks, credenzas and casegoods.
      Worktools. Computer support, technology management and information management products and portable whiteboards.

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
Our Services
      IDEO provides product design and innovation services to companies in a variety of industries. IDEO’s world-class consultants and engineers design products, services, environments and digital experiences.
      In addition, in North America we offer services to help our customers more fully leverage their physical space to drive down and control occupancy costs while at the same time enhance the performance of their employees. Our services include:

•	Furniture and asset management, and

•	Workplace strategies consulting.
Reportable Segments
      We operate on a worldwide basis within three reportable segments: North America, the Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the consolidated financial statements.

North America Segment
      Our North America segment serves customers mainly through independent and company-owned dealers in over 330 locations in the United States and Canada. Each of our dealers maintains their own sales force which is complemented by our sales representatives who work closely with the dealers throughout the sales process. No single independent dealer accounted for more than 5.0% of our segment revenue for 2006. The five largest independent dealers collectively accounted for approximately 12.4% of our segment revenue.
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
      Our offerings in the North America segment include furniture, architecture, and technology products, as described above, under the Steelcase and Turnstone brands. In 2006, the North America segment accounted for $1,628.0 or 56.7% of our total revenue and at the end of the year had approximately 7,200 permanent employees and 1,200 temporary workers, of which 4,400 of the total workers relate to manufacturing.
      The North America office furniture markets are highly competitive, with a number of competitors offering similar categories of product. In these markets, companies compete on price, delivery and relationships with customers, architects and designers. Our most significant competitors in the United States are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc., and Knoll, Inc. Together with Steelcase, these companies represent approximately 60% of the United States office furniture market.

Steelcase Design Partnership Segment
      The SDP segment is comprised of five brands focused on higher end design furniture products and niche applications. Each brand has its own competitors which are generally focused on a small group of specialized products. DesignTex is focused on surface materials including textiles, wall covering, shades, screens and surface imaging. Details designs and markets computer support and ergonomic tools and accessories for the workplace. Brayton, Vecta, and Metro each provide different furniture products, including solutions for lobby and reception areas, conference rooms, private offices, health care and learning environments. The SDP segment markets and sells its products through many of the same dealers as the North America segment. In 2006, the SDP segment accounted for $340.8, or 11.9% of our total revenue and at the end of the year had approximately 1,300 permanent employees and 100 temporary workers, of which 600 of the total workers relate to manufacturing.

International Segment
      Our International segment serves customers outside of the United States and Canada primarily under the Steelcase and SDP brands. The International office furniture market is highly competitive and fragmented. We compete with many different local or regional manufacturers in many different markets. In most cases, these competitors focus their strengths on selected product categories. The International segment has its greatest presence in Europe where we have the leading market share. The International segment serves customers through independent and company-owned dealers in about 470 locations. In certain geographic markets the segment sells directly to customers. In 2006, our International segment accounted for $644.5, or 22.5% of our total revenue and at the end of the year had approximately 3,000 permanent employees and 400 temporary workers, and approximately 1,800 of the total workers relate to manufacturing.

Other Category
      The Other category currently includes our PolyVision, IDEO and Steelcase Financial Services subsidiaries and unallocated corporate expenses.
      PolyVision designs and manufactures visual communications products, such as static and electronic whiteboards. The majority of PolyVision’s revenue relates to static whiteboards in the primary and secondary education markets. PolyVision primarily sells to general contractors through a direct bid process. PolyVision’s remaining revenues are generated from electronic whiteboards and group communication tools sold through our North America dealer network and other audio-visual resellers.

      IDEO provides product design and innovation services to companies in a variety of industries including communications, consumer products, healthcare, information technology and manufacturing among others.
      Steelcase Financial Services provides leasing services to North America and SDP customers and selected financing services to our dealers.
      Approximately 83% of corporate expenses for shared services are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.
      In 2006, the Other category accounted for $255.6, or 8.9% of our total revenue.
Joint Ventures
      We enter into joint ventures from time to time to expand our geographic presence or support our distribution network. At February 24, 2006, our investment in joint ventures was $9.2. Our portion of the income or loss from the joint ventures is recorded in Other income, net, in the Consolidated Statements of Income. Our primary joint ventures include:
      Steelcase Jeraisy—We own 49% of this office furniture manufacturer in Saudi Arabia that serves customers primarily in the Saudi market.
      Workstage—We own 44% of this U.S. based company that designs and constructs buildings that focus on the integration of the three core elements of the work environment: architecture, furniture and technology.
      KSM—We own 25% of this Japanese office furniture manufacturer that supports our distribution in the Japanese market.
Customer and Dealer Concentrations
      Our largest direct sale customer accounted for approximately 1.4% of our total revenue in 2006 and our five largest direct sale customers accounted for approximately 4.1% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under our General Services Administration contract, which in the aggregate accounted for approximately 2.1% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect upon our business.
      No single independent dealer accounted for more than 2.9% of our consolidated revenue for 2006. The five largest independent dealers collectively accounted for approximately 8.5% of our consolidated revenue.
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
      Over the last several years, we have been migrating to a different industrial model based on lean principles which emphasize continuous one-piece flow and discourage batch and queue. Moving to this approach has reduced the capital needs of our business, reduced inventories, and reduced the amount of floor space we need to produce products.

      The recent industry downturn along with the migration to lean manufacturing created significant excess manufacturing capacity which we have been reducing over the last few years. At the end of 2000, we had approximately 17.5 million square feet of manufacturing facilities worldwide. During fiscal years 2001 to 2005, we have undergone significant restructuring driven by the need to reduce our excess capacity in response to lower industry demand. At the end of 2006, we had reduced our square footage dedicated to manufacturing by approximately 5.6 million square feet to approximately 11.9 million square feet. We currently manufacture and distribute our products in 28 principal locations throughout the world. See Item 2: Properties for additional information regarding real estate held for sale and idle property. We will continue to examine opportunities to consolidate our manufacturing and distribution operations and dispose of assets that represent excess capacity.
      The increased breadth of our product line over the last 10 years has increased the number of parts and manufacturing stock keeping units (“SKUs”), which has increased the complexity and cost of many of our manufacturing operations. The Company launched an initiative in 2005 to utilize more common part platforms, streamline our product offerings and increase sales volume per SKU to reduce complexity in our industrial system. During 2006, we implemented projects to simplify large case manufacturing and panel manufacturing and we expect to continue to implement additional projects during 2007.
      We are continuing to create a more flexible industrial model—one that moves away from facilities dedicated to manufacturing for a single or limited number of geographic locations and towards a global network of manufacturing, assembly and logistics operations with a global network of integrated suppliers that can serve customer needs across multiple brands and geographies. In 2005, we centralized our global manufacturing under a single organization to help achieve this goal. This change had no impact on how our operating results are reviewed by our chief operating decision maker.
      Our physical distribution system in North America and Europe utilizes both our company-owned trucking fleet and commercial transport and delivery services. In North America, we are in the process of establishing a number of regional distribution centers throughout the United States to improve service to customers and dealers and reduce freight cost throughout the value stream.

Raw Materials and Suppliers
      The Company’s manufacturing materials are available from a significant number of sources within North America, Europe and Asia. To date, we have not experienced difficulties obtaining raw materials, which include steel and other metals, wood, paper, paint, plastics, acoustical materials, foam, laminates, particleboard, veneers, glass, fabrics, leathers and upholstery filling material. These raw materials are not unique to our industry nor are they rare. Certain commodity prices have fluctuated significantly in recent years due to changes in the global supply and demand. There is some risk that these changes could lead to higher than expected costs or future supply interruptions although we do not expect nor have we experienced any such interruptions to date. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of raw materials prices.
Research, Design and Development
      Steelcase’s extensive research—a combination of user observations, feedback sessions and sophisticated network analysis—has helped the Company develop unique expertise in helping people work more effectively. We team up with other innovators—leading universities, think tanks and knowledge leaders—to expand and deepen our understanding of how people work.
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
      Exclusive of royalty payments, we have invested $135.4 in research, design and development activities over the past three years. Royalties are sometimes paid to outside designers of our products as the products are sold and are not included in the research, design and development costs since they are variable, based on product sales. The Company continues to invest approximately two percent of its revenue in research and development each year. See Note 2 to the consolidated financial statements for more information regarding research, design and development costs.
Intellectual Property
      Steelcase’s commitment to research and development has resulted in our being awarded more U.S. design and utility patents than any other manufacturer in our industry. Currently, Steelcase holds approximately 650 active U.S. design and utility patents for current and anticipated products, and approximately 750 patents in other countries. The average remaining life of the utility patents in our United States portfolio is approximately 10 years. We have also registered various trademarks and service marks in the United States and other countries. Collectively, we hold registrations for approximately 150 United States and 1,350 foreign trademarks.
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
      We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any of such, except the “Brayton,” “DesignTex,” “Details,” “IDEO,” “Leap,” “Metro,” “PolyVision,” “Steelcase,” “Turnstone” and “Vecta” trademarks.
Working Capital
      Our receivables are primarily from our dealers, and to a lesser degree, direct sale customers. Payment terms vary by country and region. The terms of our North America and SDP segments, and certain markets within the International segment, encourage prompt payment by offering a discount. Other International markets have, by market convention, longer payment terms. In 2006 we changed the terms for our North America and SDP segments to encourage faster payment. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.
Backlog
      Our products are generally manufactured and shipped within four to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.
Environmental Matters
      We are subject to a variety of federal, state, local and foreign laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment

(“Environmental Laws”). We believe our operations are in substantial compliance with all Environmental Laws. We do not believe that existing Environmental Laws and regulations have had or will have any material effects upon our capital expenditures, earnings or competitive position.
      Under certain Environmental Laws, Steelcase could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. Steelcase is a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, other financially viable potentially responsible parties and the total estimated cleanup costs, we do not believe that the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations and/or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing towards cleanup costs.
Employees
      As of February 24, 2006, Steelcase had approximately 13,000 permanent employees including 7,500 hourly employees and 5,500 salaried employees. Additionally, Steelcase had 1,800 temporary workers who primarily work in manufacturing. 330 employees in the United States are covered by collective bargaining agreements. Internationally, a significant number of employees are covered by workers’ councils that operate to promote the interests of workers. Management believes that we continue to maintain strong relations with our employees.
Available Information
      We file annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 2521, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.
      We also make available free of charge through our Internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, the Company’s Corporate Governance Principles and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids, Michigan 49501-1967.
      We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.
Item 1A.     Risk Factors:
      The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows, and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
     Our efforts to restructure our industrial model may not be successful.
      Over the last several years, we have been migrating to a more flexible industrial model based on lean manufacturing principles and a simpler product portfolio. We also began to adopt a global supply chain. These strategies have led to restructuring of our manufacturing operations in our North America and International segments. The restructuring of our manufacturing operations has involved actions such as workforce reductions, facility rationalizations and the disposition of excess assets, including real estate. The cost of these actions has had the effect of reducing our recent earnings until expected cost savings are achieved. It is likely that these kinds of actions will continue to be necessary as we pursue with our strategy. It is possible the scope of our restructuring efforts and the related costs will be higher than we currently anticipate.
      The success of our restructuring initiatives is dependent on several factors, including our ability to manage facility consolidation without disrupting existing customer commitments, efficient implementation of lean manufacturing techniques, simplifying our product portfolio, establishing cost effective regional distribution centers, and implementing global sourcing and supply chain initiatives. Such actions may not be accomplished as quickly and effectively as anticipated, and we may not realize the expected benefits of our restructuring activities, either of which would have a negative impact on our results of operations.

We may not be able to successfully implement and manage our growth strategy.
      Our growth strategy calls for expansion in:

•	existing markets by leveraging our existing distribution to more fully serve existing customers and to win new customers, and

•	new adjacent markets such as the mid-market segment of the office furniture market, vertical markets such as healthcare and education and emerging international markets.
      We believe that our future success will depend upon our ability to deliver to our customers a great experience, which includes innovative, well-made products and world class processes. Our success will rely in part on our research and development and engineering efforts, our ability to manufacture or source the products, and customer acceptance of our products. As it relates to new markets, our success will also depend on our ability to create and implement distribution strategies to reach these markets. Our inability to successfully implement and manage our growth strategy could adversely affect our business and our results of operations.
      Our efforts to grow our business in emerging markets include the risk factors listed below relating to our global operations, but can also include other risks. In certain markets in Asia and Eastern Europe where we are expanding our business, the legal and political environment can be unstable and uncertain which could make it difficult for us to compete successfully and to protect our investments or sell our investments in the future. As we hire new people and establish new processes in these locations, we will implement our global business standards, but there is some risk our activities could expose us to liabilities.
      We also make investments in new business development initiatives which, like most startups, have a high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material. In the past, we have also made minority investments in external startup companies and we continue to hold some of these investments. While we have established reserves related to these investments, it is possible these companies will not be successful or that it will be difficult for us to sell our investment.

We operate in a highly competitive environment and may not be able to compete successfully.
      The office furniture industry is highly competitive, with a number of competitors offering similar categories of product. We compete on a variety of factors, including: brand recognition and reputation, price, lead time, delivery and service, product design and features, product quality, strength of dealers and other distributors, and relationships with customers and key influencers, such as architects, designers and facility managers. In North America, our top competitors in our primary markets are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Some of our competitors have lower cost structures and a broader offering of moderately priced products, making it more difficult for us to compete in certain customer segments. In addition, such competition may prevent us from maintaining or raising the prices of our products in response to rising raw material prices and other inflationary pressures.
      Although we do not have major offshore competitors in our North America segment, there are other segments of the North America furniture industry, notably the residential furniture and made-to-stock office furniture segments, where lower-cost imports have become dominant. It is possible we could see increased competition from imports in our core markets.
      In international markets, we tend to compete against a larger number of smaller size competitors. Most of our top competitors have strong relationships with their existing customers that can be a source of significant future sales through repeat and expansion orders. These competitors manufacture products with strong acceptance in the marketplace and can develop products that could have a competitive advantage over Steelcase products. In certain markets, we compete using an import model which requires longer lead times than local competitors with domestic supply chains.
      Our continued success will depend upon many things, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to evolve our business model and implement world class processes to enable us to effectively compete in the office furniture industry’s increasingly competitive environment. Our success is also dependent on our ability to sustain our positive brand reputation and recognition among existing and potential customers and use our brand and our trademarks effectively as we enter new markets.

A downturn in the cyclical office furniture industry could adversely impact our revenues and profits.
      Office furniture industry revenues are impacted by a variety of cyclical macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment growth and commercial office construction. Our product sales are directly tied to corporate spending which is outside of our control. Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, and other world events or combinations of such and other factors that are outside of our control could also have a significant effect on business confidence, the global economy, and therefore, our business. The global office furniture industry experienced a significant downturn in recent years which dramatically impacted our profitability because of the high level of fixed costs associated with our business. If another economic or industry downturn occurred in a similar magnitude as experienced during recent years, we may not be able to react fast enough to counteract the decline which could negatively impact our operating results, financial condition and access to capital. Other influences on our industry include technology changes, organizational change, employee health and safety concerns, and the globalization of companies. The trend towards outsourcing white collar jobs could cause our major customers in our core markets to shift employment growth to countries where our market share is not as strong.

Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
      We have sales offices and manufacturing facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations may be subject to risks that may limit our ability to manufacture, design, develop or sell products in particular countries, which could in turn have an adverse effect on our results of operations and financial condition, including:

•	differing employment practices and labor issues,

•	local business and cultural factors that differ from our normal standards and practices,

•	regulatory requirements and prohibitions that differ between jurisdictions,

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings, and

•	natural disasters, security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest, and global health issues.
      In the United States and most countries in Europe, our revenues and costs are typically in the same currency. However there are some situations where we export and import products in different currencies. We also may hold assets, such as equity investments, real estate investments and cash balances, or incur debt in currencies other than the U.S. dollar. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results and financial condition. In addition, changes in tariff and import regulations and changes to U.S. and international monetary policies may also negatively impact our revenue. Varying tax rates in different jurisdictions could negatively impact our overall tax rate.

Disruptions to the supply of raw materials, components and labor in our manufacturing operations could adversely affect our supply chain management.
      We are reliant on the timely flow of raw materials and components from third party suppliers and our own manufacturing operations. The flow of such materials and components may be affected by:

•	fluctuations in the availability and quality of the raw materials,

•	damage and loss or disruption of production from accidents, natural disasters and other causes, and

•	disruptions caused by labor activities.
      We expect to continue to migrate to a less vertically integrated manufacturing model, which will increase our reliance on an international network of suppliers. Any disruptions in the supply and delivery of products or deficiencies in our ability to develop and manage our international network of suppliers could have an adverse impact on our business, operating results or financial condition.

We could be adversely affected by increasing raw material costs.
      We procure raw materials from a significant number of sources within the United States, Canada, Europe and Asia. These raw materials are not rare or unique to our industry. The absolute level and volatility in steel and other commodity costs, such as energy, have significantly increased in recent years due to changes in global supply and demand. These changes could also lead to supply interruptions. Our gross margins could be affected if these types of costs remain high or escalate further. In the short run, rapid changes in supply costs can be very difficult to offset because of price hold agreements we have entered into with our customers. It is difficult to find effective hedge markets to manage these risks. In the longer run, we may not be successful in passing along a portion of the higher raw materials costs to our customers because of competitive pressures.

Disruptions within our dealer network could adversely affect our business.
      In the United States and Canada, we rely largely on a network of independent and company-owned dealers to market our products to customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers. We do not have written contracts with our domestic dealers; however, they are subject to a uniform set of guidelines prescribed by us.
      From time to time, an individual dealer or Steelcase may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors or other third parties could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, temporary disruption of dealer coverage within a specific local market could temporarily have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, thereby increasing our financial exposure.
      A portion of our international distribution network is owned because of the need for us to make financial investments in dealerships. If we are not able to effectively manage these dealerships, they could have a negative effect on our operating results. In certain cases we have adopted a direct model of distribution through which we establish a company-owned sales and service capability. This model involves increased customer credit risk, the risk of conflict with other distribution channels, and the risk that we will not be able to compete effectively to win business in those markets because of a more limited breadth of product offering than a dealer who carries multiple lines of products.

We are exposed to credit risk associated with our dealer network.
      In specific situations, the Company may choose to extend credit to or guarantee the obligations of a dealer which can increase our financial exposure.
      A significant portion of our accounts receivable is due from our dealers. Individual dealers may not continue to be viable or profitable. If dealers go out of business or restructure, we may suffer losses because such dealers may not be able to pay for products already delivered to them.
      Sometimes we loan funds to, or invest funds in, dealers for project financing or to finance ownership changes. We carefully monitor the financial condition of dealers involved in financial and ownership transition transactions. While most of the dealers that have transition financing from us are able to honor their financial obligations, some individual dealers could face financial challenges. If these dealers experience declines in revenues, the likelihood of losses resulting from these financing transactions could increase and we may have to record additional charges or reserves, as necessary. Such losses could have a material adverse effect on our business, operating results or financial condition.

We could be adversely affected by increasing healthcare costs.
      We provide healthcare benefits to the majority of our employees and certain of our retirees and their respective eligible dependents. The cost of providing such benefits has increased significantly in recent years and is expected to continue to increase. Although we have taken various actions intended to mitigate the impact of such cost increases, such as making changes in benefit plan design, changing plan administrators and increasing the portion of the cost of healthcare benefits borne by plan participants, if our actions are not effective in mitigating the cost increases, or if we are unable to continue to mitigate such increases because of contractual obligations or competitive pressures, our results of operations will be adversely affected.

We could incur material costs related to product defects.
      We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs. The amount of our product defect expenses relative to product sales varies from time to time and could increase in the future. We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, but our actual warranty costs could exceed our reserve and we could need to increase our accruals for warranty charges. Any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.

There may be significant limitations to our utilization of net operating losses to offset future taxable income.
      We have significant asset values related to net operating loss carryforwards (“NOLs”) in various jurisdictions. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction to fully utilize our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk which could reduce the amount that we will ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

Our investments in company-owned life insurance are subject to market risk which could adversely affect our results of operation and financial condition.
      We have investments in company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The cash value of these policies is based on the market value of bond and equity investments and can fluctuate as these markets fluctuate. In addition, the investment managers actively manage certain investments and their results could be better or worse than the broader United States equity markets returns.

Our acquisition, joint venture, or alliance activities may not be successful.
      Our growth strategy may involve acquisitions, joint ventures, alliances and additional channels of distribution. Some of the risks associated with these activities are:

•	we may not identify attractive opportunities or be able to enter into transactions on acceptable terms and at the right price,

•	we may not successfully integrate acquired entities into our operations and be able to retain key employees of the acquired companies,

•	our business philosophy may change which could affect the business rationale for our joint ventures or alliances, and

•	we may not successfully implement new distribution channels, and changes could create discord in our existing channels of distribution.

We are subject to extensive environmental regulations.
      Our operations are subject to federal, state, local and foreign environmental and occupational health and safety laws, and our financial results could be adversely affected if we fail to comply with such laws. We are currently liable for various investigations and remediation of environmental contamination, and we have been identified as a potentially responsible party in several Superfund site cleanups. Any present or future investigations and remedial efforts relating to environmental matters could entail material costs or otherwise result in material liabilities. The amount of future clean-up costs and other environmental liabilities could be material. See the discussion under “Environmental

Matters” in Item 1: Business for additional information regarding potential liabilities that we may incur in connection with environmental matters.
Item 1B.     Unresolved Staff Comments:
      None.

Item 2.	Properties:
      The Company, has operations at locations throughout the United States and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and that, at present, are in excess of that needed to meet current volume needs and anticipated future increases. The Company is currently reducing its owned properties to a more appropriate level. Our global headquarters is located in Grand Rapids, Michigan. Our owned and leased principal manufacturing and distribution locations with greater than 60,000 square feet are as follows:

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased

North America	11	9	2
SDP	4	1	3
International	8	7	1
PolyVision (within the “Other” category)	5	3	2

Total	28	20	8

      In addition to the facilities included in the table above, the manufacturing and distribution facilities in our Grand Rapids complex (the “Grand Rapids complex”) plus five other facilities are being actively marketed. The assets of the Grand Rapids complex and one other facility are reported as assets held for sale included in Other Current Assets on our Consolidated Balance Sheets. The remaining four facilities consist of idle manufacturing, warehouse and office space. These four facilities do not qualify as assets held for sale since we do not expect to sell the space within the next twelve months.

Item 3.	Legal Proceedings:
      We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders:
      None.
Supplementary Item.     Executive Officers of the Registrant:
      Our executive officers are:

Name	Age	Position

Mark A. Baker	46	Senior Vice President, Global Operations Officer
Jon D. Botsford	51	Senior Vice President, Secretary and Chief Legal Officer
Mark T. Greiner	54	Senior Vice President, WorkSpace Futures
James P. Hackett	51	President and Chief Executive Officer, Director
Nancy W. Hickey	54	Senior Vice President, Chief Administrative Officer
James P. Keane	46	Senior Vice President, Chief Financial Officer
Michael I. Love	57	President and Chief Executive Officer, Steelcase Design Partnership
Frank H. Merlotti, Jr.	55	President, Steelcase North America
James G. Mitchell	56	President, Steelcase International
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
      James P. Hackett has been President, Chief Executive Officer and Director of the Company since December 1994. Mr. Hackett also serves as a member of the Board of Trustees of the Northwestern Mutual Life Insurance Company and the Board of Directors of Fifth Third Bancorp.
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
      James G. Mitchell has been President, Steelcase International since June 2004. Mr. Mitchell served as Managing Director, United Kingdom from 2003 to June 2004. From 1999 to 2003, Mr. Mitchell was President, Steelcase Canada.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
      The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is neither registered under the Securities Act of 1933 nor publicly traded. See Note 9 to the consolidated financial statements for further discussion of our common stock. As of April 26, 2006, we had outstanding 149,943,477 shares of common stock with 9,831 shareholders of record. Of these amounts, 77,169,035 shares are Class A Common Stock with 9,699 shareholders of record and 72,774,442 shares are Class B Common Stock with 132 shareholders of record.

Class A Common Stock End of	First	Second	Third	Fourth
Day Per Share Price Range	Quarter	Quarter	Quarter	Quarter

Fiscal 2006
High	$14.45	$14.82	$14.91	$17.34
Low	$12.40	$12.70	$13.57	$14.69
Fiscal 2005
High	$14.36	$14.07	$14.65	$14.15
Low	$11.40	$11.80	$12.71	$12.72
      The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable law. Dividends in 2006 and 2005 were declared and paid quarterly. During Q1 2007, we announced an increase in the dividend rate to $0.10 per share for Q1 2007 which will result in an increase in the dividend payment from Q4 2006 of $1.5. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board may deem relevant at the time.

Total Dividends Paid

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006	$8.9	$13.4	$13.4	$13.5	$49.2
2005	$8.9	$8.9	$8.9	$8.9	$35.6
      Our Board of Directors has authorized share repurchases of up to 11 million shares. During 2006, we repurchased 250,000 shares of Class A Common Stock at an average price of $13.75 per share (including commissions). The total cost of this repurchase was $3.4. We did not repurchase any common shares during 2005 or 2004. Approximately 3.6 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments. Since the inception of our repurchase program in 1999, 7.4 million shares have been repurchased for $116.1.
      See Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on our equity compensation plans.

Item 6.	Selected Financial Data:

	February 24,	February 25,	February 27,	February 28,	February 22,
Financial Highlights	2006	2005	2004	2003 (1)	2002

Operating Results
Revenue	$2,868.9	$2,613.8	$2,345.6	$2,529.9	$3,038.3
Revenue increase (decrease)	9.8%	11.4%	(7.3)%	(16.7)%	(23.8)%
Gross profit	$846.3	$745.7	$615.3	$728.1	$918.2
Gross profit— % of revenue	29.5%	28.5%	26.2%	28.8%	30.2%
Income (loss) from continuing operations before income tax expense (benefit)	$76.4	$5.0	$(92.9)	$(66.7)	$(5.3)
Income (loss) from continuing operations before income tax expense (benefit)— % of revenue	2.7%	0.2%	(4.0)%	(2.6)%	(0.2)%
Income (loss) from continuing operations after income tax expense (benefit)	$48.9	$11.7	$(42.0)	$(41.6)	$(2.1)
Income (loss) from continuing operations after income tax expense (benefit)— % of revenue	1.7%	0.4%	(1.8)%	(1.6)%	(0.1)%
Income from discontinued operations(2)	—	$1.0	$22.4	$4.7	$3.1
Cumulative effect of accounting change, net of income taxes(3)	—	—	$(4.2)	$(229.9)	—
Net income (loss)	$48.9	$12.7	$(23.8)	$(266.8)	$1.0
Net income (loss)— % of revenue	1.7%	0.5%	(1.0)%	(10.5)%	0.0%
Share and Per Share Data
Income (loss) from continuing operations— basic and diluted	$0.33	$0.08	$(0.28)	$(0.28)	$(0.01)
Income from discontinued operations:
Basic	—	$0.01	$0.15	$0.03	$0.02
Diluted	—	$0.01	$0.15	$0.03	$0.02
Cumulative effect of accounting change— basic and diluted	—	—	$(0.03)	$(1.56)	—
Net incomes (loss):
Basic	$0.33	$0.09	$(0.16)	$(1.81)	$0.01
Diluted	$0.33	$0.09	$(0.16)	$(1.81)	$0.01
Dividends declared— common stock	$0.33	$0.24	$0.24	$0.24	$0.39
Financial Condition
Working capital	$291.9	$447.8	$401.0	$334.3	$208.9
Total assets	$2,344.5	$2,364.7	$2,359.4	$2,354.9	$2,967.5
Long-term debt	$2.2	$258.1	$319.6	$294.2	$433.6

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Income from discontinued operations relate to the disposition of our Attwood subsidiary. See the Consolidated Statements of Income and Note 16 to the consolidated financial statements for more information.

(3)	Cumulative effect of accounting change for the fiscal year ended February 27, 2004 relates to our adoption of FASB Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities. See Note 2 to the consolidated financial statements for more information. Cumulative effect of accounting change for the fiscal year ended February 28, 2003 relates to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
      The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included within this Report.
Financial Summary
Results of Operations

	Year Ended

Income Statement Data—
Consolidated	February 24, 2006		February 25, 2005		February 27, 2004

Revenue	$2,868.9	100.0%	$2,613.8	100.0%	$2,345.6	100.0%
Cost of sales	1,989.4	69.3	1,859.9	71.2	1,688.0	72.0
Restructuring costs	33.2	1.2	8.2	0.3	42.3	1.8

Gross profit	846.3	29.5	745.7	28.5	615.3	26.2
Operating expenses	758.1	26.4	722.3	27.6	678.5	29.0
Restructuring costs	5.7	0.2	5.2	0.2	11.2	0.4

Operating income (loss)	82.5	2.9	18.2	0.7	(74.4)	(3.2)
Other income (expense), net	(6.1)	(0.2)	(13.2)	(0.5)	(18.5)	(0.8)

Income (loss) from continuing operations before income tax expense (benefit)	76.4	2.7	5.0	0.2	(92.9)	(4.0)
Income tax expense (benefit)	27.5	1.0	(6.7)	(0.3)	(50.9)	(2.2)

Income (loss) from continuing operations	48.9	1.7	11.7	0.5	(42.0)	(1.8)
Discontinued operations, net	—	—	1.0	—	22.4	1.0

Income (loss) before cumulative effect of accounting change	48.9	1.7	12.7	0.5	(19.6)	(0.8)
Cumulative effect of accounting change, net	—	—	—	—	(4.2)	(0.2)

Net income (loss)	$48.9	1.7%	$12.7	0.5%	$(23.8)	(1.0)%

Overview
      Steelcase improved net income significantly in 2006 and 2005. The $36.2 improvement in 2006 net income was due to increased revenue and improved gross margins. 2005 net income improved $36.5 over 2004 for similar reasons.
      Our revenue increased 9.8% in 2006 compared to 2005 following an increase of 11.4% from 2004 to 2005. Revenue in 2006 increased for all of our reportable segments, but was primarily driven by 13.1% growth in our North America segment.
      As compared to 2005, revenue benefited by $49.2 from service businesses in the North America segment that were not reported in revenue in 2005 (see Note 2) and $20.6 from four small acquisitions completed during the year. Current year revenue was negatively impacted by $13.7 from currency translation effects as compared to the prior year.
      Cost of sales as a percentage of revenue improved 1.9 percentage points in 2006 compared to the prior year. Improved pricing yield, higher sales volume, and prior restructuring efforts were all factors in this improvement.

      Operating income improved $64.3 in 2006, despite $25.5 of higher restructuring charges, due to higher sales and improved cost of sales as a percentage of revenue.
      We recorded net pre-tax operating charges for restructuring items totaling $38.9 in 2006, as compared to $13.4 in 2005, and $53.5 in 2004. The net charges in 2006 primarily consisted of facility rationalizations in the North America and International reportable segments. The North America charges were part of a two year restructuring effort announced on March 28, 2005, to continue to consolidate our North America operations by closing certain manufacturing and distribution facilities in Grand Rapids, Michigan. See further discussion and detail of all these items in the Segment Disclosure analysis below and in Notes 14 and 17 to the consolidated financial statements.
      Other income (expense), net, improved $7.1 in 2006 due to higher interest income, unrealized gains on derivative instruments, and lower interest expense, partially offset by the change in the elimination of minority interest in consolidated dealers and the change in the gain (loss) on dealer transitions. See further detail of the items in Other income (expense), net, in Note 11.
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
Interest Expense; Other Income (Expense), Net; and Income Taxes

	Year Ended

	February 24,	February 25,	February 27,
Interest Expense and Other Income (Expense), net	2006	2005	2004

Interest expense	$18.1	$20.9	$18.5

Other income (expense), net:
Interest income	$11.1	$6.7	$3.5
Unrealized gains on derivative instruments	2.1	—	—
Elimination of minority interest in consolidated dealers	(2.9)	0.3	—
Equity in income of unconsolidated ventures	2.0	3.0	1.4
Gain (loss) on disposal of property and equipment	1.2	(0.1)	9.8
Gain (loss) on dealer transitions	(0.5)	1.2	(8.7)
Foreign exchange gain (loss)	1.9	—	(4.6)
Miscellaneous expense, net	(2.9)	(3.4)	(1.4)

Total other income (expense), net	12.0	7.7	—

Total interest expense and other income (expense), net	$(6.1)	$(13.2)	$(18.5)

Effective income tax rate	36.0%	(133.9%)	55.0%
      The majority of the Company’s debt over the past several years has consisted of fixed rate term notes. Interest expense decreased in 2006 primarily due to the retirement of $47.1 of debt related to our corporate aircraft in Q1 2006. Interest expense in 2005 increased from 2004 due to the consolidation of debt from variable interest entities. Interest on our term notes has been stable since 2003 because the interest rates are fixed.
      Interest income increased in 2006 and 2005 due to higher cash and investment balances and higher interest rates.

      The unrealized gains on derivative instruments in 2006 relate to interest rate lock derivative contracts. In anticipation of refinancing our senior notes which mature in November 2006, we entered into derivative contracts with a notional amount of $225.0 to effectively lock in the five-year treasury note interest rate which is expected to be the base component of the coupon rate for the debt. A gain on these derivatives was recorded to adjust the contracts to fair value at February 24, 2006. On March 16, 2006, we designated the interest rate locks as hedges. Therefore, beginning on the designation date, all changes in the fair market value of the interest rate locks will be recorded in other comprehensive income (loss). Although the designation date is later than the date that the contracts were entered into, we expect the hedges to be highly effective as required for hedge accounting.
      Our consolidated results include the results of several dealers where we either own a majority interest or we maintain participative control but our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder. These amounts were previously included in Miscellaneous expense, net. Prior year amounts have been reclassified. The increase in the current year elimination is due to improved profitability of the dealers.
      Equity in income of unconsolidated ventures represents our portion of the income from our joint ventures.
      During 2006, the gain on disposal of property and equipment related to the sale of excess idle land in Morocco for net cash proceeds and a pre-tax gain of $1.2. The gain in 2004 primarily related to property sold in the United Kingdom for net cash proceeds of $11.5 and a pre-tax non-operating gain of $7.0. This facility had been idle for about three years prior to the sale as a result of prior restructuring activities.
      The loss on dealer transitions recorded in 2006 relates to an additional reserve against a lease that was retained as part of a previous dealer transition. In 2005, we recorded a gain on dealer transitions which represented an equity return related to a previous International dealer transition and a recovery on dealer transition financing that was previously reserved. The majority of the loss recorded in 2004 related to an International dealer transition.
      The foreign exchange gain in 2006 primarily represents the gain on derivative instruments related to our euro-denominated intercompany loans.
      We carefully monitor the financial condition of dealers in ownership transition. We have established reserves for certain dealers facing difficult financial challenges. We believe our reserves adequately reflect the credit risk associated with these dealers. If these dealers experience additional financial challenges, the likelihood of losses would increase and we would record additional charges or reserves, as necessary.
      Although our tax rate can vary from year to year, we expect that our long-term effective tax rate will be approximately 37%.
      In 2005, we recorded an $8.2 reduction in a specific tax reserve. The tax reserve was originally recorded in response to a fiscal 1997 tax calculation that was later rejected by the IRS. At the time of the rejection, we recorded a reserve for the total amount of the deduction while we challenged the IRS’s decision. The matter was settled during 2005 resulting in the reversal of the reserve.
      We calculated our tax expense for 2005 using a 30% rate and then adjusted it for the $8.2 favorable reserve reduction.
Segment Disclosure
      See more information regarding segments in Item 1: Business and Note 14 of the consolidated financial statements included with this Report.

North America

	Year Ended

Income Statement Data—North America	February 24, 2006		February 25, 2005		February 27, 2004

Revenue	$1,628.0	100.0%	$1,439.4	100.0%	$1,280.4	100.0%
Cost of sales	1,177.7	72.3	1,086.3	75.5	981.2	76.6
Restructuring costs	22.6	1.4	7.8	0.5	21.6	1.7

Gross profit	427.7	26.3	345.3	24.0	277.6	21.7
Operating expenses	363.1	22.3	338.8	23.5	319.1	24.9
Restructuring costs	—	—	1.0	0.1	5.4	0.4

Operating income (loss)	$64.6	4.0%	$5.5	0.4%	$(46.9)	(3.6)%

      The North America business generated $59.1 of additional profits in 2006 compared to 2005 after an increase of $52.4 during 2005. The 2006 improvement was driven by increased revenues and an improvement in gross profit margin and operating expenses as a percentage of revenue.
      Revenues increased 13.1% and accounted for 56.7% of consolidated revenues for the year. Revenue growth in 2006 is attributed to stronger market demand, improved pricing yield, a significant increase in sales of the moderately priced Turnstone brand, along with solid sales growth across most of our other product categories. Additionally, current year revenue included $49.2 of service revenue and $11.6 of revenue from an acquisition (see Note 15), which had the net effect of increasing revenue by 4.2% compared to the prior year.
      Cost of sales improved 3.2 percentage points over the prior year because of improved pricing yields, leverage from higher sales volume, and benefits from prior restructuring actions. From an operational perspective, we also generated a number of productivity improvements from our restructuring actions and our focus on lean manufacturing principles. We incurred ongoing costs of moving and reconfiguring production lines as we continue to reduce our manufacturing footprint and simplify our product offering. After a significant increase in steel costs in 2005, steel costs decreased during 2006, but were still higher than in years prior to 2005. The decrease was largely offset by increases in many other commodities as well as increases in fuel and utility costs. During Q4, we implemented a price increase and ended the steel surcharge at the same time. The price increase did not have a significant impact on 2006 results.
      Cost of sales as a percent of revenue in our wood category is higher than our other product categories. We are actively implementing initiatives to improve profitability including yield analysis, common platforms, and simplicity projects.
      Gross profit as a percent of revenue improved from 24.0% in the prior year to 26.3% in the current year, despite $14.8 in higher restructuring costs. This year’s change in accounting for service revenue had the effect of reducing the North American gross margin percentage for the year by 0.5 points compared to the prior year. Service revenue and related expense was previously recorded as a net adjustment within operating expenses.
      Restructuring costs of $22.6, reported separately from cost of sales, primarily included $21.1 in charges for the consolidation of several of our North America manufacturing plants, which was announced on March 28, 2005 and $1.1 for a lease impairment. The charges included:

•	severance charges,

•	asset impairment costs,

•	gain on the sale of a manufacturing plant, and

•	curtailment gains related to post-retirement benefit plans.

      The asset impairment charges included a charge of $11.0 related to our Grand Rapids complex. We are in the process of closing the plants in our Grand Rapids complex and we have been marketing the properties to real estate developers. During Q4, we received proposals from multiple developers that were lower than the book value that was recorded and our previous estimates of fair value resulting in the impairment charge.
      Operating expenses improved from 23.5% of revenue in 2005 to 22.3% in 2006. This improvement reflects continued cost control as well as revenue growth. On a dollar basis, spending increased $24.3 due to several factors including $7.2 in increased sales and marketing expenditures, $6.2 of higher variable compensation, $5.2 from the change in reporting for certain service businesses and $4.7 related to our acquisition.
Steelcase Design Partnership

	Year Ended

Income Statement Data—Steelcase Design Partnership	February 24, 2006		February 25, 2005		February 27, 2004

Revenue	$340.8	100.0%	$322.2	100.0%	$275.6	100.0%
Cost of sales	212.0	62.2	199.9	62.0	172.9	62.7
Restructuring costs	—	—	—	—	0.2	0.1

Gross profit	128.8	37.8	122.3	38.0	102.5	37.2
Operating expenses	93.9	27.6	96.1	29.9	88.8	32.2
Restructuring costs	—	—	—	—	0.9	0.4

Operating income	$34.9	10.2%	$26.2	8.1%	$12.8	4.6%

      SDP improved profitability in 2006 following a large increase in 2005. Revenue for the SDP segment increased 5.8% in 2006 and 16.9% in 2005. Each of the brands within SDP reported sales growth for the year, and growth was strong across most product categories. Most notably, growth within the furniture brands was 16.1%.
      SDP has the highest gross profit percentage among all of our segments. Gross profit as a percent of revenue was consistent with 2005 despite the rising cost of commodities and higher volume of lower margin furniture. These negative impacts were offset by the spread of fixed costs over a higher volume of sales.
      Operating expenses in dollars and as a percent of revenue decreased during 2006 primarily due to higher volume and continued cost control.
International

	Year Ended

	February 24,		February 25,		February 27,
Income Statement Data—International	2006		2005		2004

Revenue	$644.5	100.0%	$590.5	100.0%	$539.2	100.0%
Cost of sales	442.8	68.7	411.7	69.7	383.5	71.1
Restructuring costs (benefit)	8.6	1.3	(0.6)	(0.1)	20.5	3.8

Gross profit	193.1	30.0	179.4	30.4	135.2	25.1
Operating expenses	188.7	29.3	181.0	30.7	161.3	29.9
Restructuring costs	5.7	0.9	3.8	0.6	1.4	0.3

Operating loss	$(1.3)	(0.2)%	$(5.4)	(0.9)%	$(27.5)	(5.1)%

      International reported a loss in 2006 but improved $4.1 compared to 2005 despite an increase in restructuring charges of $11.1. The improved results were primarily driven by higher revenue and productivity improvements.

      Revenue increased 9.1% in 2006 primarily due to increased sales in France, eastern and central Europe, Latin America, and Asia. Revenue also included $9.0 from newly acquired dealers (see Note 15). These improvements were partially offset by $13.7 from unfavorable currency translation effects compared to the prior year.
      Cost of sales as a percent of revenue improved in 2006 and 2005 primarily due to increased volume and productivity improvements, partially offset by higher sales of our lower margin products and operational issues in the United Kingdom (“U.K.”).
      Gross profit as a percent of revenue was 30.0% in 2006 compared to 30.4% in 2005. Gross profit was favorably impacted by improved cost of sales as a percent of revenue; however, that improvement was more than offset by higher restructuring costs. The 2006 restructuring costs primarily relate to:

•	costs associated with consolidating our French manufacturing operations which was initiated in 2004,

•	impairment and severance charges to outsource our European wood manufacturing business,

•	an impairment charge related to idle real estate on our Strasbourg campus, and

•	charges to restructure our operations in Malaysia.
      Restructuring charges were minimal in 2005. In 2004, restructuring costs primarily related to the closure or consolidation of manufacturing facilities, including workforce reductions.
      Operating expenses increased by $7.7 in 2006, primarily due to $4.3 from dealers acquired during the year, $2.7 from charges to write off accounts receivable previously owed to us by the dealers we acquired and $2.0 for lease impairment charges and related reserves recorded in the U.K. These increases were partially offset by $3.8 in currency translation effects.
      Restructuring costs related to operating expenses in 2006 are primarily the result of changes to business and information technology processes in Europe and severance charges for the restructuring of our operations in Italy. Restructuring costs related to operating expenses in 2005 and 2004 primarily consisted of charges related to workforce reductions and business exit costs.
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
Other

	Year Ended

	February 24,	February 25,	February 27,
Income Statement Data—Other	2006	2005	2004

Revenue	$255.6	$261.7	$250.4
Restructuring costs	2.0	1.4	3.5
Operating loss	(15.7)	(8.1)	(12.8)
      Our Other category includes our PolyVision, IDEO, and Steelcase Financial Services subsidiaries, and unallocated corporate expenses.
      Revenue decreased by $6.1 in 2006 due to slower demand in the educational markets, a key segment for PolyVision, and the run off of the lease portfolio at Steelcase Financial Services. These decreases were partially offset by growth with key clients and expanded service offerings at IDEO.

      Restructuring costs included in 2006 relate to the consolidation of two PolyVision facilities. Restructuring costs in 2005 included a PolyVision lease impairment and workforce reductions. Restructuring costs in 2004 primarily related to workforce reductions.
      The $7.6 increase in operating loss in 2006 is primarily due to lower revenue and higher new product development and market development costs at PolyVision. This was partially offset by improved operating income for IDEO.
      Approximately 83% of corporate expenses representing shared services are charged to the operating segments as part of a corporate allocation. The unallocated portion of these expenses is considered general corporate costs and is reported within the Other category. Revenue and costs of exploring new business opportunities within new market niches or areas related to, but not part of, our core business activities are considered ventures, and are reported in the Other category.
Liquidity and Capital Resources
Liquidity
      The following table summarizes our statement of cash flows:

	Year Ended

	February 24,	February 25,	February 27,
	2006	2005	2004

Net cash flow provided by (used in):
Operating activities	$175.5	$114.7	$87.9
Investing activities	127.7	(25.7)	19.3
Financing activities	(101.6)	(60.3)	(56.8)
Effect of exchange rate changes on cash and cash equivalents	5.6	5.7	2.9

Net increase in cash and cash equivalents	207.2	34.4	53.3
Cash and cash equivalents, beginning of period	216.6	182.2	128.9

Cash and cash equivalents, end of period	$423.8	$216.6	$182.2

      During 2006, we increased cash and cash equivalents by $207.2 to a balance of $423.8 as of February 24, 2006, our highest level of cash as a public company. However, $131.6 of the increase represents the conversion of short-term investments to cash and cash equivalents. Of our total cash and cash equivalents, 64.3% was located in the United States and the remaining 35.7% was located outside of the United States, primarily in Canada and Europe. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.
      The increase in cash and cash equivalents was due to a number of factors. Operating activities generated cash primarily from net income and from adjusting for depreciation and amortization which are non-cash expenses. Depreciation and amortization continue to be much higher than current levels of capital expenditures. The largest impact in investing activities was from converting short-term investments to cash. Financing activities used cash to pay down debt and to pay dividends.
      We look at various scenarios for cash planning purposes. In one possible scenario—a substantial and rapid increase in revenue in a short period of time—we anticipate we would likely experience a corresponding rapid increase in accounts receivable and inventories. This rapid increase in required working capital would represent a significant use of cash. We retain sufficient cash balances to respond to working capital needs driven by a rapid increase in revenue.
      We believe we currently need between $70 and $100 in cash to fund the day to day operating needs of our business. Our cash balances fluctuate from quarter to quarter because our business has some seasonality and certain cash flows related to variable compensation, retirement funding and insurance payments occur only annually. At this time, we expect to maintain an additional cushion of $250 to $300 for funding investments in our business, including investments related to our growth initiatives and restructuring activities, and to protect the Company in the event of a downturn while we are still restructuring our operations. We will also use cash to return value to shareholders, primarily through dividends but also through selective use of share repurchases. These are general guidelines and our cash balance may be higher or lower at any point in time. We also may change this approach as conditions change or new opportunities emerge.
      Significant uses of cash in Q1 2007 include a payment of $48.9 related to 2006 variable compensation contribution.
Cash provided by operating activities

	Year Ended

	February 24,	February 25,	February 27,
Cash Flow Data—Operating Activities	2006	2005	2004

Net income (loss)	$48.9	$12.7	$(23.8)
Depreciation and amortization	119.4	127.6	141.4
Gain on sale of net assets of discontinued operations	—	—	(31.9)
Deferred income taxes	0.2	(13.7)	(34.2)
Cumulative effect of accounting change	—	—	4.2
Changes in operating assets and liabilities	(8.9)	(25.3)	(13.7)
Other, net	15.9	13.4	45.9

Net cash provided by operating activities	$175.5	$114.7	$87.9

      Cash flow provided by operating activities was sufficient to fund our capital expenditure needs for 2006 and we expect this trend to continue.
      The year-to-year change in cash generated from operating activities was primarily due to improvements in year-over-year income from continuing operations. Additionally, changes in operating assets and liabilities decreased in the current year compared to the prior year due to an improvement in management of working capital, primarily through an improvement in accounts receivable days sales outstanding.
      Most of the change in cash generated from operating activities from 2004 to 2005 was due to the improvements in year-over-year income from continuing operations. Additionally, Other, net decreased primarily due to current year restructuring payments, lower charges related to dealer transitions and fixed asset impairments and disposals.

Cash provided by (used in) investing activities

	Year Ended

	February 24,	February 25,	February 27,
Cash Flow Data—Investing Activities	2006	2005	2004

Capital expenditures	$(71.9)	$(49.2)	$(43.0)
Short-term investments, net	131.6	(51.4)	(80.0)
Proceeds from the disposal of fixed assets	39.3	19.8	28.8
Net proceeds from repayments of lease fundings	17.7	32.3	23.2
Net decrease (increase) in notes receivable	15.3	15.1	(6.2)
Proceeds from the sales of leased assets	—	4.7	48.8
Acquisitions, net of cash acquired	(8.6)	—	—
Proceeds on sale of net assets of discontinued operations	—	—	47.9
Other, net	4.3	3.0	(0.2)

Net cash provided by (used in) investing activities	$127.7	$(25.7)	$19.3

      Net cash provided by investing activities in 2006 includes the sale and conversion of all of our short-term investments in auction rate securities to investments in commercial paper, which are classified as cash equivalents. In 2005 and 2004, we used cash to purchase auction rate securities.
      We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative, new products. Capital expenditures continue to be less than depreciation, which represented a source of cash.
      Capital expenditures increased in 2006 primarily due to $18.0 in payments for the replacement of a corporate aircraft compared to progress payments of $6.0 in 2005. We received $14.8 in proceeds from the sale of the aircraft that we replaced. Proceeds from the disposal of fixed assets in 2006 also included $9.8 from the sale of a manufacturing facility. Proceeds from the disposal of fixed assets in 2005 and 2004 primarily relate to the sale of domestic and international manufacturing facilities and related equipment.
      In 2004, we generated cash from the sale of leased and fixed assets and the sale of our Attwood facility. The sale of leased assets was primarily due to the new lease funding strategy implemented by Steelcase Financial Services in 2004. In preparation for its new strategy, Steelcase Financial Services sold a large portion of its lease portfolio in 2003 and continued to sell a portion of the remaining leased assets during 2004 and 2005. Under its new strategy, Steelcase Financial Services continues to originate leases for customers, but uses a third party to provide lease funding. During each of the past three years, cash was generated from repayments on leases that were not sold. We expect to continue to generate cash from the remaining owned leases in 2007, but at a lower level.
      Acquisitions, net of cash acquired, represents the purchase of three small dealerships acquired by our International segment and a small technology services company that was acquired by a company-owned dealer as part of our North America segment.
      We have an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft. We currently have $6.3 on deposit toward this purchase. We expect to take delivery of the aircraft in 2008 with a total remaining commitment of $34.4.

Cash used in financing activities

	Year Ended

	February 24,	February 25,	February 27,
Cash Flow Data—Financing Activities	2006	2005	2004

Dividends paid	$(49.2)	$(35.6)	$(35.5)
Repayments of short-term and long-term debt, net	(61.2)	(28.8)	(22.9)
Common stock issuance, net of repurchases	8.8	4.1	1.6

Net cash used in financing activities	$(101.6)	$(60.3)	$(56.8)

      We used cash in financing activities in 2006 primarily to pay down debt and to pay common stock dividends to our shareholders. We paid common stock dividends of $0.33 per share in 2006 and $0.24 per share in 2005 and 2004. The dividend declared by the Board of Directors was $0.09 per share for each of the last three quarters of 2006 and $0.06 per share for Q1 2006. In 2005 and 2004, the dividend declared by the Board of Directors was $0.06 per share in each of the quarters. During Q1 2007, we announced an increase in the dividend rate to $0.10 per share for Q1 2007. This increase is expected to use additional cash of approximately $1.5 in Q1 2007.
      We issued common stock in 2006 for proceeds of $12.2 related to the exercise of employee stock options. See Note 10 of the consolidated financial statements for further discussion regarding the Company’s stock-based incentive plans.
      The Board of Directors has previously authorized share repurchases of up to 11 million shares. During 2006, we repurchased 250,000 shares of common stock at an average price of $13.75 per share (including commissions). The total cost of this repurchase was $3.4. Approximately 3.6 million shares remain available for repurchase under our Board’s authorization and we have no outstanding share repurchase commitments. Since the inception of our repurchase program, 7.4 million shares have been repurchased for $116.1. We consider the use of both share repurchases and dividends as vehicles to return cash to shareholders.
Capital Resources
Off-Balance Sheet Arrangements
      We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of the liability. In certain cases, we also guarantee completion of contracts for our dealers. Due to the contingent nature of guarantees, the full value of the guarantees are not recorded on our consolidated balance sheets; however, we have reserves recorded to cover potential losses. See Note 13 to the consolidated financial statements for more information regarding financial instruments, concentrations of credit risk, commitments, guarantees and contingencies.

Contractual Obligations
      Our contractual obligations as of February 24, 2006 are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt and short-term borrowings	$264.0	$261.8	$2.2	$—	$—
Estimated interest on debt obligations	8.7	8.6	0.1	—	—
Operating leases	270.8	50.8	76.8	58.3	84.9
Committed capital expenditures	36.9	9.6	27.3	—	—
Purchase obligations	10.0	10.0	—	—	—
Other long-term liabilities	226.1	55.6	37.5	38.4	94.6

Total	$816.5	$396.4	$143.9	$96.7	$179.5

      Total consolidated debt as of February 24, 2006 was $264.0. The $61.7 decrease in total debt from 2005 was driven by debt repayments including $47.1 to retire the debt related to our corporate aircraft. Our debt to capital ratio was 18.1% at year-end. Of our total debt, $249.8 is in the form of term notes due November 2006, which have been classified as a current liability in the Consolidated Balance Sheets. We currently expect to replace the term notes with new term debt before the existing notes mature.
      Of the $261.8 of debt payments due in 2007 (as presented in the contractual obligations table above), $249.8 relates to the term notes, $6.4 relates to foreign revolving credit facilities, capitalized lease obligations and notes payable, and $5.6 relates to U.S. dollar notes payable obligations.
      The Company has commitments related to certain sales offices, showrooms, and equipment under non-cancelable operating leases that expire at various dates through 2018. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligations table above.
      Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft.
      We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.
      Other long-term liabilities represent contribution and benefit payments expected to be made for our post-retirement, pension, deferred compensation, and defined contribution benefit plans. It should be noted that our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 8 to the consolidated financial statements for further discussion regarding these plans.
      The contractual obligations table above is current as of February 24, 2006. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

      Our total liquidity facilities as of February 24, 2006 were:

Amount

Global committed bank facility	$200.0
Various uncommitted lines	98.0

Total credit lines available	298.0
Less: borrowings outstanding	4.9

Available capacity (subject to covenant constraints)	$293.1

      During Q2 2006, we entered into a new $200 global committed bank facility. The facility replaced the $250 unsecured revolving credit facility that was originally scheduled to expire in July 2006. We have the option of increasing the facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under the facility. This committed facility and another financing agreement require us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We have $293.1 of available capacity and our maximum debt ratio covenant would allow us to borrow the full amount as of February 24, 2006. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. We were in compliance with all covenants under our financing facilities as of the end of 2006. The amounts available to us under the various uncommitted lines are subject to change or cancellation by the banks at any time. Our long-term debt rating is BBB- with a stable outlook from Standard & Poor’s and Ba1 with a positive outlook from Moody’s Investor Service.
Critical accounting policies
      Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting policies that typically involve a higher degree of judgment, estimates and complexity are listed and explained below. These policies were discussed with the Audit Committee of the Board of Directors and affect all segments of the Company.

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

As of February 24, 2006, we had $211.1 of goodwill recorded on our consolidated balance sheet as follows:

Recorded
Reporting Unit	Goodwill

North America	$46.0
Steelcase Design Partnership	63.1
International	42.1
PolyVision	53.9
IDEO	6.0

Total	$211.1

      During Q4 2006, we performed our annual impairment assessment of goodwill in our reporting units consistent with the prior year. In testing for potential impairment, we measured the estimated fair value of our reporting units using a combination of two methods based upon a discounted cash flow valuation (“DCF”) and a market value approach (“MVA”). The first method used a 100% weighting factor based on DCF while the second valuation was based upon 50% of DCF and 50% of MVA. In either case, we concluded no impairment existed in any reporting unit.
      The DCF analysis was based on the present value of projected cash flows and a residual value and used the following assumptions:

•	a business is worth today what it can generate in future cash to its owners,

•	cash received today is worth more than an equal amount of cash received in the future, and

•	future cash flows can be reasonably estimated.
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
      As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of the goodwill as follows:

Enterprise Value in Excess of Reported Goodwill
Using an 11.0% Discount Rate

	Discounted	Market
	Cash Flow	Value
Reporting Unit	Valuation	Approach

North America	$742.3	$869.3
Steelcase Design Partnership	262.0	277.0
International	287.6	190.6
PolyVision	53.8	n/a (1)
IDEO	22.1	n/a (1)

(1)	The MVA was not calculated for PolyVision or IDEO as there is no comparable market data available to make these calculations meaningful.

      For each reporting unit, this excess is primarily driven by the residual value of future years. Thus, increasing the discount rate from 11.0% to 12.0%, leaving all other assumptions unchanged, would reduce the excess amounts above to the following amounts:

Enterprise Value in Excess of Reported Goodwill
Using a 12.0% Discount Rate

	Discounted	Market
	Cash Flow	Value
Reporting Unit	Valuation	Approach

North America	$552.5	$774.6
Steelcase Design Partnership	214.9	253.4
International	233.7	164.4
PolyVision	36.0	n/a	(1)
IDEO	17.3	n/a	(1)

(1)	The MVA was not calculated for PolyVision or IDEO as there is no comparable market data available to make these calculations meaningful.
      We also perform impairment analyses on our other intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. These intangible assets primarily consist of trademarks within the PolyVision reporting unit. As of the valuation date, the fair value exceeded the book value by approximately $2.0. A 5% decrease in projected revenue would result in a reduction of the excess fair value by $1.7. A 1% increase in the discount rate would result in a reduction of the excess fair value by $2.4.
      For our intangible assets subject to amortization and our other long-lived assets including property, plant and equipment, an impairment analysis is performed at least annually. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determined if the asset was recoverable. We then compared the undiscounted cash flows over the asset’s remaining life to the carrying value.
      See Note 2, Note 4 and Note 6 to the consolidated financial statements for more information regarding goodwill, other intangible assets and property, plant and equipment.

Pension and Other Post-Retirement Benefits
      The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and health care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected fund returns, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes. See Note 8 to the consolidated financial statements for more information regarding employee benefit plan obligations including a sensitivity analysis.

Allowance for Credit Losses
      The allowance for credit losses related to accounts receivable, investments in leases and notes receivable is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. Our projection of credit losses is based on estimates, and as a result we cannot predict with certainty the amount of such losses. Changes in economic conditions, the risk characteristics and composition of the portfolio, bankruptcy laws or regulatory policies and other factors could impact our actual and projected credit losses and the related allowance for possible credit losses. If we had made different assumptions about probable credit losses, our financial position and results of operations could have differed. Uncollectible receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. See further discussion regarding concentrations of credit risk in Note 13 of the consolidated financial statements.

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
      The Company has operating loss carryforwards of $332.0 and tax credit carryforwards of $29.1 available in certain jurisdictions to reduce future taxable income. Future tax benefits for these carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We estimate a tax benefit from the operating loss carryforwards before valuation allowance of $124.1, but we have recorded a valuation allowance of $36.3 which reduces our estimated tax benefit to $87.8. Additionally, we have recorded a valuation allowance of $2.3 against our tax credit carryforwards which reduces our estimated tax benefit to $26.8. It is considered more likely than not that a benefit of $114.6 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $11.5.

	Operating Loss	Operating Loss
	Carryforwards	Carryforwards	Tax Credit
Year Ending February 24, 2006	(gross)	(tax effected)	Carryforwards

Total carryforwards	$332.0	$124.1	$29.1
Valuation allowance	—	(36.3)	(2.3)

Net benefit	$332.0	$87.8	$26.8

Forward-looking Statements
      From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Recently Issued Accounting Standards
      There have not been any new accounting standards that are expected to have a significant impact on the Company in the near term.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:
      The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk, interest rate risk and bond and equity price risk.
Foreign Exchange Risk
      Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 25% of our consolidated revenue in 2006 and 2005. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives. We also have a significant amount of foreign currency net asset exposures. We have entered into a series of forward contracts to hedge our net investment in Canada to reduce the risk of exposure to changes in exchange rates. As of February 24, 2006, the notional amount of these contracts was $78.4.
      Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2006 related to the Euro and the Canadian dollar versus the U.S. dollar. We estimate that a 10% devaluation of the U.S. dollar against the local currencies would have increased our operating income by approximately $1.6 in 2006 and $1.1 in 2005, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
      The translation of the assets and liabilities of our International subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within shareholders’ equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 24, 2006, the net foreign currency translation adjustments reduced shareholders’ equity by $34.5.
      Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2006, net transaction gains were $1.9.
Interest Rate Risk
      We are exposed to interest rate risk primarily on our notes receivable, investments in company-owned life insurance, short-term borrowings and long-term debt. Substantially all of our interest rates on our term borrowings were fixed during 2006; thus our interest rate risk was minimized. In anticipation of refinancing our senior notes which mature in November 2006, we entered into derivative contracts with a notional amount of $225 to effectively lock in the five-year treasury note interest rate which is the base component of the coupon rate for the debt. We are still exposed to changes in the credit spreads in the corporate bond market until the new bonds are issued. The interest rate locks expire at the same time that the existing debt matures.
      A portion of our company-owned life insurance cash surrender value is invested in fixed income securities. The valuation of these securities is sensitive to changes in market interest rates. We estimate that a 1% change in interest rates would not have had a material impact on our results of operations for 2006 or 2005.
      See Notes 2 and 13 of the consolidated financial statements for further discussion of interest rate swaps and derivative instruments. See Note 5 in the consolidated financial statements for further discussion of our investments in company-owned life insurance.
Bond and Equity Price Risk
      We are exposed to bond and equity price risk primarily on our investments in company-owned life insurance. We estimate that a 10% adverse change in the value of the underlying funds, which could be caused by changes in interest rates, portfolio duration or equity prices, would have reduced our operating income by approximately $9.3 and $8.8 in 2006 and 2005, respectively. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, the investment managers actively manage certain equity investments and their results could be better or worse than the market returns.
      See Note 5 in the consolidated financial statements for further discussion of our investments in company-owned life insurance.

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
      Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s system of internal control over financial reporting was effective as of February 24, 2006.
      BDO Seidman, LLP, the independent registered certified public accounting firm that audited our financial statements included in this Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Steelcase Inc. maintained effective internal control over financial reporting as of February 24, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steelcase Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Steelcase Inc. maintained effective internal control over financial reporting as of February 24, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Steelcase Inc. maintained, in all material respects, effective internal control over financial reporting as of February 24, 2006, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steelcase Inc. as of February 24, 2006 and February 25, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 24, 2006 and our report dated April 7, 2006 expressed an unqualified opinion.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
      We have audited the accompanying consolidated balance sheets of Steelcase Inc. as of February 24, 2006 and February 25, 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 24, 2006. Our audits also included the financial statement schedule for the three years in the period ended February 24, 2006 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. at February 24, 2006 and February 25, 2005 and the results of their operations and their cash flows for each of the three years in the period ended February 24, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in the year ended February 27, 2004.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steelcase Inc.’s internal control over financial reporting as of February 24, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2006 expressed an unqualified opinion thereon.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
April 7, 2006

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended

	February 24,	February 25,	February 27,
	2006	2005	2004

Revenue	$2,868.9	$2,613.8	$2,345.6
Cost of sales	1,989.4	1,859.9	1,688.0
Restructuring costs	33.2	8.2	42.3

Gross profit	846.3	745.7	615.3
Operating expenses	758.1	722.3	678.5
Restructuring costs	5.7	5.2	11.2

Operating income (loss)	82.5	18.2	(74.4)
Interest expense	(18.1)	(20.9)	(18.5)
Other income, net	12.0	7.7	—

Income (loss) from continuing operations before income tax expense (benefit)	76.4	5.0	(92.9)
Income tax expense (benefit)	27.5	(6.7)	(50.9)

Income (loss) from continuing operations	48.9	11.7	(42.0)
Income from discontinued operations, net of income taxes	—	—	2.4
Gain on sale of net assets of discontinued operations, net of income taxes	—	1.0	20.0

Income (loss) before cumulative effect of accounting change, net of income taxes	48.9	12.7	(19.6)
Cumulative effect of accounting change, net of income taxes	—	—	(4.2)

Net income (loss)	$48.9	$12.7	$(23.8)

Basic and diluted per share data:
Income (loss) from continuing operations	$0.33	$0.08	$(0.28)
Income and gain on sale of discontinued operations	—	0.01	0.15
Cumulative effect of accounting change	—	—	(0.03)

Earnings (loss)	$0.33	$0.09	$(0.16)

Dividends declared per common share	$0.33	$0.24	$0.24

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 24,	February 25,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$423.8	$216.6
Short-term investments	—	131.6
Accounts receivable, net of allowances of $32.1 and $41.6	381.9	378.1
Inventories	147.9	132.9
Deferred income taxes	80.3	90.6
Other current assets	94.2	108.0

Total current assets	1,128.1	1,057.8

Property and equipment, net	524.8	606.0
Company-owned life insurance	196.6	186.1
Deferred income taxes	154.6	147.6
Goodwill	211.1	210.2
Other intangible assets, net of accumulated amortization of $47.9 and $39.7	73.7	79.8
Other assets	55.6	77.2

Total assets	$2,344.5	$2,364.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

	February 24,	February 25,
	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189.6	$175.9
Short-term borrowings and current portion of long-term debt	261.8	67.6
Accrued expenses:
Employee compensation	127.9	123.3
Employee benefit plan obligations	34.1	31.7
Workers’ compensation claims	28.5	29.1
Income taxes payable	28.9	22.5
Product warranties	21.4	20.9
Other	144.0	140.0

Total current liabilities	836.2	611.0

Long-term liabilities:
Long-term debt less current maturities	2.2	258.1
Employee benefit plan obligations	239.7	249.7
Other long-term liabilities	61.5	49.3

Total long-term liabilities	303.4	557.1

Total liabilities	1,139.6	1,168.1

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 72,482,658 and 61,084,925 issued and outstanding	205.5	162.5
Class B Convertible Common Stock-no par value; 475,000,000 shares authorized, 77,007,160 and 87,490,230 issued and outstanding	104.4	134.9
Additional paid in capital	3.4	1.3
Accumulated other comprehensive loss	(39.1)	(33.1)
Deferred compensation— restricted stock	(3.1)	(3.1)
Retained earnings	933.8	934.1

Total shareholders’ equity	1,204.9	1,196.6

Total liabilities and shareholders’ equity	$2,344.5	$2,364.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

			Accumulated Other Comprehensive
	Common Stock		Income (Loss)

				Foreign	Minimum					Total
			Additional	Currency	Pension	Derivative	Deferred		Total	Comprehensive
			Paid in	Translation	Liability,	Adjustments,	Compensation—	Retained	Shareholders’	Income
	Class A	Class B	Capital	Adjustments	net of tax	net of tax	Restricted Stock	Earnings	Equity	(Loss)

February 28, 2003	$93.6	$192.5	$—	$(40.3)	$(4.0)	$(3.3)	$—	$1,016.3	$1,254.8
Common stock conversion	25.9	(25.9)							—
Common stock issuance	1.6								1.6
Issuance of restricted stock, net	2.1						(2.1)		—
Amortization of deferred compensation							0.7		0.7
Restricted stock units expense			0.2						0.2
Other comprehensive income (loss)				6.6	(0.4)	0.6			6.8	$6.8
Dividends paid								(35.5)	(35.5)
Net loss	—	—	—	—	—	—	—	(23.8)	(23.8)	(23.8)

February 27, 2004	123.2	166.6	0.2	(33.7)	(4.4)	(2.7)	(1.4)	957.0	1,204.8	$(17.0)

Common stock conversion	31.7	(31.7)							—
Common stock issuance	4.1								4.1
Issuance of restricted stock, net	3.5						(3.5)		—
Amortization of deferred compensation							1.8		1.8
Performance shares and restricted stock units expense			1.1						1.1
Other comprehensive income (loss)				7.3	(1.2)	1.6			7.7	$7.7
Dividends paid								(35.6)	(35.6)
Net income	—	—	—	—	—	—	—	12.7	12.7	12.7

February 25, 2005	162.5	134.9	1.3	(26.4)	(5.6)	(1.1)	(3.1)	934.1	1,196.6	$20.4

Common stock conversion	30.5	(30.5)							—
Common stock issuance	12.2								12.2
Stock repurchases	(3.4)								(3.4)
Tax effect of exercise of stock options	1.2								1.2
Issuance of restricted stock, net	2.5						(2.5)		—
Amortization of deferred compensation							2.5		2.5
Performance shares and restricted stock units expense			2.1						2.1
Other comprehensive income (loss)				(8.1)	1.0	1.1			(6.0)	$(6.0)
Dividends paid								(49.2)	(49.2)
Net income	—	—	—	—	—	—	—	48.9	48.9	48.9

February 24, 2006	$205.5	$104.4	$3.4	$(34.5)	$(4.6)	$—	$(3.1)	$933.8	$1,204.9	$42.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

	February 24,	February 25,	February 27,
	2006	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$48.9	$12.7	$(23.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119.4	127.6	141.4
Loss on disposal and write-down of fixed assets, net	4.5	5.8	16.4
Gain on sale of net assets of discontinued operations	—	—	(31.9)
(Gain) loss on dealer transitions	0.5	(1.2)	8.7
Deferred income taxes	0.2	(13.7)	(34.2)
Cumulative effect of accounting change	—	—	4.2
Pension and post-retirement benefit cost	11.9	17.1	17.3
Restructuring charges (payments)	(2.8)	(7.6)	3.7
Other, net	1.8	(0.7)	(0.2)
Changes in operating assets and liabilities, net of corporate acquisitions:
Accounts receivable	(1.4)	(5.7)	42.4
Inventories	(17.0)	(15.8)	19.4
Other assets	(24.7)	(21.1)	(34.0)
Accounts payable	16.9	7.9	(1.9)
Accrued expenses and other liabilities	17.3	9.4	(39.6)

Net cash provided by operating activities	175.5	114.7	87.9

INVESTING ACTIVITIES
Capital expenditures	(71.9)	(49.2)	(43.0)
Short-term investments—acquisitions	—	(459.2)	(346.0)
Short-term investments—liquidations	131.6	407.8	266.0
Proceeds from disposal of fixed assets	39.3	19.8	28.8
Proceeds from repayments of lease fundings	17.7	32.3	44.4
Net decrease (increase) in notes receivable	15.3	15.1	(6.2)
Proceeds from sales of leased assets	—	4.7	48.8
Increase in lease fundings	—	—	(21.2)
Acquisitions, net of cash acquired	(8.6)	—	—
Proceeds on sale of net assets of discontinued operations	—	—	47.9
Other, net	4.3	3.0	(0.2)

Net cash provided by (used in) investing activities	127.7	(25.7)	19.3

FINANCING ACTIVITIES
Dividends paid	(49.2)	(35.6)	(35.5)
Repayments of long-term debt	(58.9)	(28.0)	(23.4)
Repayments of lines of credit, net	(2.3)	(0.8)	0.5
Common stock issuance	12.2	4.1	1.6
Common stock repurchases	(3.4)	—	—

Net cash used in financing activities	(101.6)	(60.3)	(56.8)

Effect of exchange rate changes on cash and cash equivalents	5.6	5.7	2.9

Net increase in cash and cash equivalents	207.2	34.4	53.3
Cash and cash equivalents, beginning of year	216.6	182.2	128.9

Cash and cash equivalents, end of year	$423.8	$216.6	$182.2

Supplemental Cash Flow Information:
Income taxes paid	$14.7	$16.2	$14.6

Interest paid	$18.5	$21.6	$20.8

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
      Steelcase Inc. is the world’s leading designer, marketer, and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, with approximately 13,000 permanent employees and we operate manufacturing and distribution facilities in 28 principal locations. We distribute products through various channels including independent and company-owned dealers in more than 800 locations throughout the world and have led the global office furniture industry in revenue every year since 1974. We operate under three reportable segments: North America, Steelcase Design Partnership (“SDP”) and International, plus an “Other” category. Additional information about our reportable segments is contained in Note 14.

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
      In Q1 2006, we began reporting the operating results from our North America segment service activity on a gross basis in our income statement. Previously, this activity was reported on a net cost recovery basis in operating expenses since activities such as asset management and related consulting were viewed as an extension of product sales support. These activities have gradually evolved into revenue generating businesses and are expected to grow in the future as additional resources are dedicated to these and other service activities. Accordingly, we believe it is now appropriate to report revenues and related costs from service activities on a gross basis. The 2006 impact of this reporting change was an increase in revenue of $49.2, an increase in cost of sales of $44.0 and an increase in operating expenses of $5.2. This change has no impact on operating income, but it does slightly reduce operating income as a percent of sales.

Fiscal Year
      Our fiscal year ends the last Friday in February with each fiscal quarter including 13 weeks. Each of the last three fiscal years being presented, February 24, 2006, February 25, 2005, and February 27, 2004 consisted of 52 weeks.
      Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1, Q2, Q3, and Q4 2006 reference the first, second, third, and fourth quarter of fiscal 2006, respectively. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Reclassifications
      Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Majority-owned Dealer Transitions
      From time to time, we obtain equity interests in dealers that we intend to resell as soon as practicable (“dealer transitions”). We use the equity method of accounting for majority-owned dealers with a transition plan in place and where the nature of the relationship is one in which we do not exercise participative control.
      In February 2004, we initiated a change in our participative control of eight dealers where we hold a majority position in the voting stock of the dealer. Accordingly, we consolidated the balance sheets of these dealers as of February 27, 2004 and in subsequent periods. The consolidation of these dealers had the effect of increasing our total assets and liabilities by $10.9 at February 27, 2004. The consolidation of these dealers had the impact of increasing revenue by $76.2 and $80.1 in 2006 and 2005, increasing cost of sales by $46.7 and $53.3 in 2006 and 2005 and increasing operating expenses by $29.3 and $29.0 in 2006 and 2005. There was no effect on net income for those dealers previously accounted for using the equity method of accounting since we have historically recognized our share of income through Equity in income of unconsolidated ventures. For those dealers where we do not share in the earnings and losses, the consolidation of the dealers had no impact on net income since the pretax earnings or losses were eliminated in Other Income (Expense), net.

Foreign Currency Translation
      For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to United States dollar equivalents at exchange rates in effect as of the balance sheet date. We translate Consolidated Statements of Income accounts at average rates for the period. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income (Loss) within the Consolidated Statements of Changes in Shareholders’ Equity until sale or substantially complete liquidation of the net investment in the International subsidiary takes place. Foreign currency transaction gains and losses are recorded in Other Income (Expense), Net and included a net gain of $1.9 in 2006.

Revenue Recognition
      Revenue consists substantially of product sales and related service revenues. We also have finance revenue associated with Steelcase Financial Services.
      Product sales are reported net of discounts and applicable returns and allowances and are recognized when title and risks associated with ownership have passed to the customer or dealer. Typically, this is when the product ships. Service and finance revenue are not material.

Cash Equivalents
      Cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less at the time of purchase. Cash equivalents are reported at cost, which approximates fair value, and were $141.8 as of February 24, 2006 and $210.2 as of February 25, 2005.

Short-term Investments
      Short-term investments represent auction rate securities which are highly liquid, variable-rate debt securities. While the underlying securities have maturities in excess of one year, the interest rate is reset through auctions that are typically held every 7 to 28 days, creating short-term investments. The securities trade at par on the auction dates. Interest is paid at the end of each auction period. Because of the short interest rate reset period, the book value of the securities approximates fair

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
value. In early 2006, we sold and converted all of our short-term investments in auction rate securities to cash.

Accounts and Notes Receivable
      The Company has accounts receivable for products sold to various unconsolidated affiliates on terms generally similar to those prevailing with unrelated third parties. Affiliates include unconsolidated dealers and minority interests in unconsolidated joint ventures. Accounts receivable from affiliates were not material at February 24, 2006 or February 25, 2005.
      Notes receivable includes project financing, asset-based lending and term financing with dealers. Notes receivable of $37.6 and $57.3 as of February 24, 2006 and February 25, 2005 are included within Other Current Assets and Other Assets on the Consolidated Balance Sheets. The allowance for uncollectible notes receivable was $8.0 and $6.2 at February 24, 2006 and February 25, 2005, respectively. Notes receivable from affiliates were not material at February 24, 2006 or February 25, 2005.

Allowance for Credit Losses
      The allowance for credit losses related to accounts receivable, notes receivable and our investments in leases is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We also review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of the collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment has not been received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days. There were no accounts past due over 90 days and still accruing interest as of February 24, 2006.

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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Operating Leases
      Rent expense for operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Rent for operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.

Long-Term Investments
      Long-term investments primarily include privately-held equity securities. These investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the assumptions underlying the performance of the privately-held companies to determine if declines in fair value below cost basis are other-than-temporary. A series of historic and projected operating losses by investees are considered in the review. If a determination is made that a decline in fair value below the cost basis is other-than-temporary, the investment is written down to its estimated fair value. Gains on these investments are recorded when they are realized. At February 24, 2006 and February 25, 2005, the carrying value of these investments was $6.1 and $5.8, respectively, and was included within Other Assets on the Consolidated Balance Sheets.

Investment in Leases
      Steelcase Financial Services provides furniture leasing services to end-use customers and showroom financing to dealers. Prior to 2004, we originated both direct financing and operating leases and the remaining lease balance was recorded on our balance sheet. In 2004, we implemented a new strategy in which we originate leases for customers and earn an origination fee for that service, but we use third parties to provide lease funding. Our net investment in leases was $17.0 and $34.6 at February 24, 2006 and February 25, 2005, respectively, and was included within Other Current Assets and Other Assets on the Consolidated Balance Sheets. This investment has decreased over the past few years due to our new strategy as the underlying lease schedules have run-off and certain leases have been sold.

Goodwill and Other Intangible Assets
      Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset values resulting from business acquisitions. Annually, or more frequently if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

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

Self-Insurance
      We are self-insured for certain losses relating to workers’ compensation claims and product liability claims. We have purchased insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred but not reported at the balance sheet date using certain actuarial assumptions followed in the insurance industry and our historical experience.
      Other accrued expenses in the accompanying Consolidated Balance Sheets include a reserve for estimated future product liability costs of $8.5 and $8.7 incurred as of February 24, 2006 and February 25, 2005, respectively. Our accrual for workers’ compensation claims included in the accompanying Consolidated Balance Sheets was $34.3 and $31.7 as of February 24, 2006 and February 25, 2005, respectively.
      We are also self-insured for the majority of domestic employee and retiree medical benefits. On February 28, 2005, we terminated our Voluntary Employees’ Beneficiary Association (“VEBA”) used to fund self-insured employee healthcare costs which included medical, dental, and short-term disability claims. In 2006, we began paying those claims directly from the general assets of the Company. At February 24, 2006 and February 25, 2005, the estimate for incurred but not reported employee medical, dental, and short-term disability claims was $2.1 and $3.5, respectively.

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

	February 24,	February 25,	February 27,
Product Warranty	2006	2005	2004

Balance at beginning of period	$20.9	$20.9	$26.0
Accruals for warranty charges	11.8	5.9	8.5
Settlements and adjustments	(11.3)	(5.9)	(13.6)

Balance at end of period	$21.4	$20.9	$20.9

Environmental Matters
      Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and remedial efforts are probable and the costs can be

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. The accrued liability for environmental contingencies included in other accrued expenses in the accompanying Consolidated Balance Sheets was $4.7 as of February 24, 2006 and $4.3 as of February 25, 2005. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Product Related Expenses
      Research and development expenses, which are expensed as incurred, were $47.4 for 2006, $41.1 for 2005 and $46.9 for 2004.

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

Earnings Per Share
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested (see Note 10).
      Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 1.3 million options for 2006, 4.5 million options for 2005, and 5.2 million options for 2004 because those shares or potential shares were not dilutive.

	Year Ended

	February 24,	February 25,	February 27,
Weighted Average Number of Shares of Common Stock Outstanding	2006	2005	2004

Basic	148.3	147.9	147.9
Diluted (1)	148.7	148.2	148.0

(1)	The denominator for basic EPS is used for calculating EPS for 2004 because potentially dilutive shares and diluted EPS are not applicable when a loss from continuing operations is reported.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation
      Our stock-based compensation consists of performance shares, performance share units, restricted stock, restricted stock units and non-qualified stock options. In December 2004, the FASB issued SFAS No. 123(R) to expand and clarify SFAS No. 123, Accounting for Stock-Based Compensation, in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award and is effective for awards issued beginning in Q1 2007. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled. Upon adoption, SFAS No. 123(R) will not impact our Consolidated Statements of Income because we currently expense stock-based compensation in accordance with this Statement. Currently, the aggregate market value of restricted shares at the date of issuance is recorded as deferred compensation, a separate component of shareholders’ equity, and is amortized over the three-year vesting period of the grants. Upon adoption in Q1 2007, Deferred compensation— restricted stock in the Consolidated Balance sheets will be eliminated and amounts will be reclassified to Class A Common Stock.
      Restricted stock units, performance shares, and performance units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares to be granted. For stock options, fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. However no stock options were granted in 2006, 2005, or 2004.
      Prior to 2004, our stock-based compensation consisted only of stock options, and we accounted for them under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Given the terms of the Company’s plans, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation to all outstanding awards. Further disclosure of our stock incentive plans is presented in Note 10.

	Year Ended

	February 24,	February 25,	February 27,
SFAS No. 123 Pro Forma Data	2006	2005	2004

Net income (loss), as reported	$48.9	$12.7	$(23.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.0	2.0	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.2)	(5.4)	(6.1)

Pro forma net income (loss)	$48.7	$9.3	$(29.3)

Earnings (loss) per share:
Basic and diluted—as reported	$0.33	$0.09	$(0.16)

Basic and diluted—pro forma	$0.33	$0.06	$(0.20)

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
      We use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce the risk or cost to the Company. We do not use derivatives for speculative or trading purposes.
      We recognize the fair value of all derivative instruments as either assets or liabilities at fair value on our balance sheet. Fair value is based on market quotes because the instruments that we enter into are actively traded instruments. The accounting for changes in the fair value of a derivative depends on the use of the derivative. We formally document our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking hedge transactions. On the date that a derivative is entered into, we designate it as one of the following types of hedging instruments, and we account for the derivative as follows:

Cash Flow Hedge
      A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is declared as a cash flow hedge. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (Loss), net of tax, and reclassified into earnings in the same line as the hedged item in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

Net Investment Hedge
      A hedge of a net investment in a foreign operation is declared as a net investment hedge. A net investment hedge requires that the effective portion of the change in fair value of a derivative instrument be recognized in Other Comprehensive Income (Loss), net of tax, and reclassified into earnings in the period in which the net investment is liquidated. We determine if the hedge is effective if the net investment balance exceeds the notional amount of the forward contracts.

Natural Hedge
      A derivative used as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item is declared as a natural hedge. For derivatives designated as natural hedges, changes in fair value are reported in earnings in the Consolidated Statements of Income.

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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
events and actions it may undertake in the future, actual results may differ from these estimates under different assumptions or conditions.

3.	INVENTORIES
      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The SDP segment primarily uses the first in, first out (“FIFO”) or the average cost inventory valuation methods. The International segment values inventories using the FIFO method.

	February 24,	February 25,
Inventories	2006	2005

Finished goods	$87.2	$67.3
Work in process	27.8	29.7
Raw materials	60.3	64.9

	175.3	161.9
LIFO reserve	(27.4)	(29.0)

	$147.9	$132.9

      The portion of inventories determined by the LIFO method aggregated $56.3 and $52.6 as of February 24, 2006 and February 25, 2005, respectively. The effect of LIFO liquidations on net income was not material in 2006 or 2005.
      Finished goods inventory increased primarily in the North America and International segments due to increased sales volume, acquisitions (see Note 15), and additional finished goods being produced and held at regional distribution centers in North America as part of a strategy to improve customer service.

4.	PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives	February 24,	February 25,
Property and Equipment	(Years)	2006	2005

Land	—	$51.1	$46.7
Buildings and improvements	10 – 50	673.6	725.5
Machinery and equipment	3 – 15	1,007.4	1,119.6
Furniture and fixtures	5 – 8	88.4	91.1
Leasehold improvements	3 – 10	71.7	67.2
Capitalized software	3 – 10	128.2	128.9
Construction in progress	—	11.0	19.4

		2,031.4	2,198.4
Accumulated depreciation		(1,506.6)	(1,592.4)

		$524.8	$606.0

      The net book value of capitalized software was $19.1 and $28.5 as of February 24, 2006 and February 25, 2005, respectively. The majority of capitalized software has an estimated useful life of

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3 to 5 years. Approximately 30% of the gross value of capitalized software relates to the Company’s core enterprise resource planning system, which has an estimated useful life of 10 years.
      Depreciation expense on property and equipment approximated $110.7 for 2006, $119.1 for 2005 and $131.4 for 2004.
      The estimated cost to complete construction in progress as of February 24, 2006 was $12.5. Included in Other Current Assets on our Consolidated Balance Sheets is property, plant and equipment reclassified as real estate held for sale, which totaled $15.8 as of February 24, 2006 and $31.0 as of February 25, 2005. Of the $15.8 in property, plant and equipment that is held for sale at February 24, 2006, the majority is related to the Grand Rapids complex which is expected to be sold during 2007. Real estate that is held for sale is stated at the lower of depreciated cost or fair market value.
      During 2006, we reclassified $21.4 of property, plant and equipment that we intend to sell in our International and North America segments out of Other Current Assets to Property and Equipment, net because we do not believe that it will be sold within a year.

5.	COMPANY-OWNED LIFE INSURANCE
      Investments in company-owned life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $239.2 as of February 24, 2006 (see Note 8) with a related deferred tax asset of approximately $90.4. However, the assets do not represent a committed funding source. They are subject to claims from creditors, and the Company can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s credit ratings range from BBB+ to AAA, and totaled $196.6 as of February 24, 2006 and $186.1 as of February 25, 2005.
      Investments in company-owned life insurance consist of $95.3 in traditional whole life policies and $101.3 in variable life insurance policies as of February 24, 2006. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary subject to a minimum dividend rate, the cash surrender value of these policies is not subject to market risk declines in that the insurance companies guarantee a minimum dividend rate on these investments. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. As of February 24, 2006, the investments in the variable life policies were allocated 52% in fixed income securities and 48% in equity securities. The valuation of these investments is sensitive to changes in market interest rates and equity values. The annual net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in the accompanying Consolidated Statements of Income. The net effect of these changes in 2006 and 2005 resulted in pre-tax income of approximately $10.6 and $9.0, respectively, recorded as 60% credits to cost of sales and 40% credits to operating expenses.

6.	GOODWILL & OTHER INTANGIBLE ASSETS
      Goodwill is assigned to and the fair value is tested at the reporting unit level. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. We evaluated goodwill using five reporting units—North America, SDP, International, PolyVision and IDEO. PolyVision and IDEO are included in the “Other” category for reportable segment disclosure purposes.
      We evaluated goodwill during Q4 2006, and no impairment was necessary for any reporting unit.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of the changes in goodwill at February 24, 2006, by business segment, is as follows:

	Goodwill

	February 25,		Dispositions &	February 24,
Business Segment	2005	Acquisitions	Adjustments	2006

North America	$42.2	$1.5	$—	$43.7
Steelcase Design Partnership	63.1	—	—	63.1
International	42.7	3.0	(3.6)	42.1
Other	62.2	—	—	62.2

Total	$210.2	$4.5	$(3.6)	$211.1

      As of February 24, 2006 and February 25, 2005, our other intangible assets and related accumulated amortization consisted of the following:

	Weighted		February 24, 2006			February 25, 2005

	Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	12.4	$53.8	$20.2	$33.6	$53.8	$14.2	$39.6
Trademarks	9.9	29.4	25.7	3.7	31.7	24.4	7.3
Non-compete agreements	7.0	1.0	0.1	0.9	—	—	—
Other	6.7	5.2	1.9	3.3	2.8	1.1	1.7

Total		89.4	47.9	41.5	88.3	39.7	48.6

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	31.2	—	31.2

Total Intangible Assets		$121.6	$47.9	$73.7	$119.5	$39.7	$79.8

      During 2006, we completed acquisitions of a small technology services company and three small international dealerships (see Note 15). As a result of the purchase price allocations, goodwill of $4.5 was recorded. Additionally, intangible assets of $3.7 were recorded including $1.0 of non-compete agreements and $2.7 of intangible assets classified as other in the table above.
      For 2006, we recorded amortization expense of $8.7 on intangible assets subject to amortization compared to $8.5 for 2005 and $10.0 for 2004. Based on the current amount of intangible assets

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2007	$8.2
2008	7.2
2009	7.1
2010	4.9
2011	4.6
      As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rates Range	Fiscal Year	February 24,	February 25,
Debt Obligations	at February 24, 2006	Maturity Range	2006	2005

U.S. dollar obligations:
Senior notes (1)	6.4%	2007	$249.8	$249.5
Notes payable (2)	6.0%-7.5%	2007-2011	7.8	63.2
Revolving credit facilities (3)	—	—	—	—
Capitalized lease obligations	—	—	—	0.2

			257.6	312.9

Foreign currency obligations:
Notes payable (2)	7.4%	2007	0.2	3.6
Revolving credit facilities (3)	6.0%-6.5%	2007	4.9	7.8
Capitalized lease obligations	3.2%-4.1%	2007	1.3	1.4

			6.4	12.8

Total short-term borrowings and long-term debt			264.0	325.7
Short-term borrowings and current portion of long-term debt (4)			261.8	67.6

Long-term debt			$2.2	$258.1

(1)	The senior notes, due in November 2006, are unsecured unsubordinated obligations and rank equally with all of our other unsecured unsubordinated indebtedness. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points, plus, in both cases, accrued and unpaid interest. The original notes were priced at 99.48% of par. Although the coupon rate of these senior notes is 6.4%, the effective interest rate is 6.3% after taking into account the impact of this discount, offset by the gain on interest rate locks related to the debt issuance, both of which are amortized over the life of the notes.

(2)	Notes payable represents amounts payable to various banks and other creditors, a portion of which is collateralized by the underlying assets. Certain agreements relating to notes payable

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contain financial covenants that include, among others, a minimum interest coverage ratio and a minimum debt ratio. As of February 24, 2006, we were in compliance with all covenants under these agreements.

The decrease in notes payable was primarily due to the retirement for the debt related to our corporate aircraft.

Approximately $3.3 of notes payable as of February 24, 2006 and $6.3 of notes payable as of February 25, 2005 are collateralized by lease receivables.

(3)	During Q2 2006. we entered into a new $200 global committed bank facility. The facility replaced the $250 unsecured revolving credit facility that was originally scheduled to expire in July 2006. As of February 24, 2006, we had no borrowings against the new facility. As of February 25, 2005, we had no borrowings against our previous facility. Our obligations under this new facility are unsecured and unsubordinated. The Company may, at its option, and subject to certain conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. This facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. As of February 24, 2006, we were in compliance with all covenants under this facility.

Additionally, we have entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $36.6 of U.S. dollar obligations and $61.4 of foreign currency obligations as of February 24, 2006. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, and subject to certain conditions may be renewed annually. Borrowings on these facilities as of February 24, 2006 were $4.9 and as of February 25, 2005 were $7.8.

(4)	The weighted average interest rate for short-term borrowings and the current portion of long-term debt were 6.3% and 6.4% at February 24, 2006 and February 25, 2005, respectively.

Annual Maturities of Short-Term Borrowings and Long-Term Debt

Year Ending February	Amount

2007	$261.8
2008	2.1
2009	.1

$264.0

The entire amount of our senior notes has been classified as a current liability because these notes are due in November 2006.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 24,	February 25,
Employee Benefit Plan Obligations	2006	2005

Defined contribution retirement plans	$16.8	$14.6
Post-retirement medical benefits	186.8	191.0
Defined benefit pension plans	38.2	43.6
Deferred compensation plan and agreements	32.0	32.2

	273.8	281.4
Current portion	34.1	31.7

Long-term portion	$239.7	$249.7

Defined Contribution Retirement Plans
      Substantially all United States employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust, which is held for the sole benefit of participants. For certain participating locations, the Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by the Compensation Committee at the end of each fiscal year. As of February 24, 2006, the Company-funded portion of the trust had net assets of approximately $1.0 billion. The Company’s other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.
      Total expense under all defined contribution retirement plans was $20.4 for 2006, $17.7 for 2005 and $18.7 for 2004. We expect to contribute approximately $20.8 to our defined contribution plans in 2007.

Post-retirement Medical Benefits
      We maintain unfunded post-retirement benefit plans that provide medical and life insurance benefits to certain North American based retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. These plans are unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other obligations (see Note 5). However, it is likely that over the next several years annual inflows from the policies will not be sufficient to meet annual outflows for the benefit plans. The difference will represent a use of cash.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar year 2006, thereby creating the potential for significant benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. We remeasured our accumulated post-retirement benefit obligation as of September 1, 2004 based on the preliminary regulations and on February 25, 2005 for the final regulations because we believe the value of our benefits is at least “actuarially equivalent” to Medicare Part D benefits. The impact of the remeasurement was a reduction of our accumulated

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
benefit obligation of $34.0. In 2006 and 2005, the Medicare Act reduced pre-tax post-retirement expense by $5.0 and $1.2, respectively.
      During 2004, the plans were amended limiting certain benefits. These amendments resulted in the establishment of unrecognized prior service gains that are being amortized over the remaining service life of the affected plans’ participants. Due to the workforce reductions in the past three years, curtailment accounting rules were triggered, and we recognized plan curtailment gains of $2.5 in 2006, $2.6 in 2005, and $3.8 in 2004.
      In the fourth quarter of 2006, we remeasured our accumulated post-retirement benefit obligation as of November 30, 2005, due to a curtailment as defined in SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, related to our workforce reduction. This remeasurement resulted in a $16.3 decrease in the accumulated benefit obligation. Additionally, during 2006, we were approved for the Medicare Act subsidy and determined one additional plan qualified for the subsidy. The impact of this additional plan was included in the remeasurement and resulted in an additional $12.3 reduction to the accumulated benefit obligation.
      The changes discussed above contributed to the reduction in total post-retirement expense over the past three years. Total expense under post-retirement medical benefit plans was $6.7 for 2006, $11.6 for 2005 and $14.8 for 2004.

Defined Benefit Pension Plans
      Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management or highly compensated employees. The accrued benefit plan obligation for the non-qualified supplemental retirement plan is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for the plan and other post-retirement benefit plan obligations (see Note 5). Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 24, 2006			February 25, 2005

	Qualified Plans		Nonqualified	Qualified Plans		Non-qualified
			Supplemental			Supplemental
	Domestic	Foreign	Retirement Plan	Domestic	Foreign	Retirement Plans

Plan assets	$11.2	$38.7	$—	$11.3	$36.2	$—
Projected benefit plan obligations	10.2	56.0	23.6	10.3	57.6	24.4

Funded status	$1.0	$(17.2)	$(23.6)	$1.0	$(21.4)	$(24.4)

Accrued benefit plan obligations	$0.6	$17.2	$20.4	$0.6	$22.3	$20.7

Accumulated benefit obligation	$10.2	$52.6	$19.6	$10.3	$53.1	$20.3

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit and Post-retirement Plans
      The following tables summarize the required disclosures related to our defined benefit pension and post-retirement plans. We used a measurement date of December 31, 2005 for our foreign pension plans, and February 24, 2006 for our domestic pension plans, non-qualified supplemental retirement plans and foreign and domestic post-retirement plans.

	Pension Plans		Post-retirement Plans

Changes in Projected Benefit Obligations, Assets and	February 24,	February 25,	February 24,	February 25,
Funded Status	2006	2005	2006	2005

Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$92.3	$85.2	$205.5	$230.8
Service cost	2.9	3.0	1.9	3.2
Interest cost	4.4	4.7	10.6	12.9
Amendments	—	—	(8.7)	(0.1)
Net actuarial loss (gain)	4.0	3.0	(34.6)	(27.6)
Plan participants’ contributions	—	—	4.7	4.2
Currency changes	(2.9)	2.7	0.4	0.3
Adjustment due to plan curtailment	(0.6)	—	(1.0)	(1.8)
Adjustment due to plan settlement	(0.6)	—	—	—
Adjustment due to special termination benefits	—	—	0.1	—
Benefits paid	(6.5)	(6.3)	(16.0)	(16.4)
Other adjustments	(3.3)	—	—	—

Projected benefit plan obligations, end of year	89.7	92.3	162.9	205.5

Change in plan assets:
Fair value of plan assets, beginning of year	47.5	43.5	—	—
Actual return on plan assets	5.6	3.8	—	—
Employer contributions	4.3	4.8	11.3	12.2
Plan participants’ contributions	—	—	4.7	4.2
Currency changes	(1.0)	1.7	—	—
Benefits paid	(6.5)	(6.3)	(16.0)	(16.4)

Fair value of plan assets, end of year	49.9	47.5	—	—

Funded status	(39.8)	(44.8)	(162.9)	(205.5)
Unrecognized prior service cost (gain)	0.7	0.8	(36.5)	(35.3)
Unrecognized net actuarial loss	14.3	15.3	12.6	49.8

Net amount recognized	$(24.8)	$(28.7)	$(186.8)	$(191.0)

Amounts recognized in the consolidated balance sheets:
Accrued benefit plan obligations	$(38.2)	$(43.6)	$(186.8)	$(191.0)
Prepaid pension costs	6.0	5.6	—	—
Intangible assets	—	0.1	—	—
Accumulated other comprehensive income	7.4	9.2	—	—

Net amount recognized	$(24.8)	$(28.7)	$(186.8)	$(191.0)

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended

	Pension Plans			Post-retirement Plans
Components of
Expense and
Weighted-Average	February 24,	February 25,	February 27,	February 24,	February 25,	February 27,
Assumptions	2006	2005	2004	2006	2005	2004

Components of expense:
Service cost	$2.9	$3.0	$2.4	$1.9	$3.2	$4.3
Interest cost	4.4	4.7	4.4	10.6	12.9	14.5
Amortization of prior year service cost (gain)	0.1	0.3	0.7	(5.1)	(5.4)	(3.9)
Expected return on plan assets	(3.1)	(3.0)	(2.6)	—	—	—
Adjustment due to plan curtailment	—	—	0.1	(2.5)	(2.6)	(3.8)
Adjustment due to plan settlement	(0.5)	0.1	(0.3)	—	—	—
Adjustment due to special termination benefits	—	—	—	0.1	—	—
Amortization of unrecognized net actuarial loss	1.4	0.2	0.5	1.7	3.5	3.7

Net expense	$5.2	$5.3	$5.2	$6.7	$11.6	$14.8

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	5.25%	5.75%	5.70%	5.60%	6.10%
Rate of salary progression	3.00%	3.25%	3.00%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost (1):
Discount rate	4.50%	5.70%	5.75%	5.60%	6.05%	6.41%
Expected return on plan assets	5.50%	6.00%	6.80%	—	—	—
Rate of salary progression	3.00%	3.90%	3.75%	4.50%	n/a	n/a
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
      The assumed health care cost trend was 10.0% as of February 24, 2006, gradually declining to 4.5% in 2016 and thereafter. At February 25, 2005, the assumed health care cost trend was 11.0%

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
gradually declining to 4.5% in 2015 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
	point increase	point decrease

Effect on total of service and interest cost components	$1.0	$(0.8)
Effect on post-retirement benefit obligation	$12.6	$(10.6)
      Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 24, 2006 are in the following table. The target allocations are established by the investment committees of each plan. The targets are established in an effort to provide a return after considering the risk and return of the underlying investments. There were no significant changes in the target allocations of our plan investments during 2006. The changes in weighted average target allocations between asset categories in the table below primarily relate to the weighting of our various plans.

	February 24, 2006		February 25, 2005

	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations

Equity securities	50%	50%	50%	48%
Debt securities	30	33	30	31
Real estate	2	2	2	2
Other (1)	18	15	18	19

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.
      We expect to contribute approximately $3.6 to our pension plans and $10.1 to our post-retirement plans in 2007. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

		Post- retirement Plans

		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending February	Pension Plans	Subsidy	Subsidy	Act Subsidy

2007	$8.1	$11.6	$(1.5)	$10.1
2008	5.0	12.2	(1.8)	10.4
2009	4.9	12.7	(2.1)	10.6
2010	6.1	13.0	(2.3)	10.7
2011	4.0	13.6	(2.6)	11.0
2012-2016	24.6	74.6	(16.8)	57.8

Deferred Compensation Plans and Agreements
      We have deferred compensation obligations to certain employees who have elected to defer a portion of their salary each year for a period of one to five years. These deferred compensation obligations are unfunded, but we have purchased company-owned life insurance policies, with the intention of utilizing them as a future funding source for the deferred compensation obligation and other post-retirement benefit plan obligations (see further discussion in Note 5). We also maintain a deferred compensation plan that is intended to restore retirement benefits that would otherwise be

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
paid under the Retirement Plan but are lost as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, approximated $2.8 for 2006, 2005 and 2004.

9.	CAPITAL STRUCTURE

Terms of Class A Common Stock and Class B Common Stock
      The holders of Common Stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of applicable laws and the rights of any outstanding series of Preferred Stock to vote as a separate class. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to 10 votes. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis (i) at the option of the holder at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in our Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after February 20, 1998, at such time as a corporation, partnership, limited liability company, trust or charitable organization holding such shares ceases to be controlled or owned 100% by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of all of the then outstanding shares of Common Stock (calculated without regard to voting rights).
      Except for the voting and conversion features described above, the terms of Class A Common Stock and Class B Common Stock are generally similar. That is, the holders are entitled to equal dividends when declared by the Board and generally will receive the same per share consideration in the event of a merger and be treated on an equal per share basis in the event of a liquidation or winding up of the Company. In addition, the Company is not entitled to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that the Company may make a pro rata offer to all holders of Common Stock of rights to purchase additional shares of the class of Common Stock held by them, and any dividend payable in Common Stock will be paid in the form of Class A Common Stock to Class A holders and Class B Common Stock to Class B holders. Neither class of stock may be split, divided, or combined unless the other class is proportionally split, divided or combined.

Preferred Stock
      Our Second Restated Articles of Incorporation authorize our board of directors, without any vote or action by our shareholders, to create one or more series of Preferred Stock up to the limit of the Company’s authorized but unissued shares of Preferred Stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

10.	STOCK INCENTIVE PLANS
      Our stock incentive plans include the Steelcase Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”). Awards currently outstanding include restricted shares, restricted stock units, performance shares, performance units and non-qualified stock options.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Purchase Plan
      We reserved a maximum of 1,500,000 shares of Class A Common Stock for use under the Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the Stock Purchase Plan, each eligible employee, as of the start of any purchase period, is granted an option to purchase a designated number of shares of Class A Common Stock. The purchase price of shares of Class A Common Stock to participating employees is designated by the Compensation Committee but in no event shall be less than 85% of the lower of the fair market values of such shares on the first and last trading days of the relevant purchase period. However, no employee may purchase shares under the Stock Purchase Plan in any calendar year with an aggregate fair market value (as determined on the first day of the relevant purchase period) in excess of $25,000. As of February 24, 2006, 454,721 shares remain available for purchase under the Stock Purchase Plan. The Board may at any time amend or terminate the Stock Purchase Plan.

Incentive Compensation Plan
      The Compensation Committee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine:

•	persons to whom awards under the Incentive Compensation Plan will be made,

•	exercise price,

•	vesting,

•	size and type of such awards, and

•	specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to awards.
      A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan.
      In the event of a “change of control”, as defined in the Incentive Compensation Plan,

•	all outstanding options and SARs granted under the Incentive Compensation Plan will become immediately exercisable and remain exercisable throughout their entire term;

•	any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of awards denominated in shares of Class A Common Stock, and in cash, in the case of awards denominated in cash, with the remainder of such award being canceled for no value; and

•	all restrictions imposed on restricted stock and restricted stock units that are not performance-based shall lapse.
      We have reserved for issuance 21,000,000 shares of Class A Common Stock (see further discussion of stock-based compensation in Note 2) under our Incentive Compensation Plan, as

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
amended and restated March 1, 2002. As of February 24, 2006, there were 9,931,771 shares remaining for future issuances under our Incentive Compensation Plan.

Restricted Stock
      Under the Incentive Compensation Plan, the Compensation Committee approved the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) during 2006 and 2005 to key employees. Restricted shares and RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. These restrictions lapse when the restricted shares and RSUs vest three years from the date of grant. When RSUs vest, they will be converted to unrestricted shares of Class A Common Stock.
      The aggregate market value on the grant date of the restricted shares issued during 2006 and 2005 totaled $3.0 and $3.7, respectively. These amounts were recorded as common stock and deferred compensation, a separate component of shareholders’ equity, and are being expensed over the three-year vesting period of the grants.
      RSUs are expensed and recorded in Additional paid-in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the three-year vesting period based on the value of the shares on the grant date. The amount expensed in 2006 and 2005 was $0.5 and $0.2, respectively.
      At the time restricted stock or RSUs are forfeited, the expense recognized to date is reversed in the current period. The total compensation expense expected to be recognized through fiscal year 2009 for non-vested restricted stock and RSUs is $3.9.
      Holders of restricted stock receive cash dividends equal to the dividends that the Company declares and pays on the Class A Common Stock, which is included in Dividends paid in the Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend that the Company declares and pays on its Class A Common Stock, which are expensed as paid.
      Additionally, the Board of Directors and the Compensation Committee have delegated to the Chief Executive Officer the administrative authority to award restricted shares to employees in amounts considered immaterial to the Incentive Compensation Plan. The awards are subject to limitations and the provisions of the Incentive Compensation Plan and are reviewed by the Compensation Committee. The limitations include, but are not limited to, the number of shares of restricted stock that may be awarded in any plan year and the number of shares of restricted stock that may be awarded to any individual in one plan year.
      The 2006 and 2005 activity for restricted shares of stock and RSUs is as follows:

	Restricted Shares	Restricted Stock Units

February 27, 2004	222,600	48,000

Granted	276,650	58,000
Vested	(3,600)	—
Forfeited	(17,750)	(17,000)

February 25, 2005	477,900	89,000
Granted	221,850	32,750
Forfeited	(39,750)	—

February 24, 2006	660,000	121,750

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares
      In 2005 and 2006, the Company made awards of performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measure for these awards is based on a cumulative three-year cash flow calculation which meets one of the definitions within the Incentive Compensation Plan for performance-based compensation.
      After completion of the performance period for performance shares, the number of the shares earned is determined and these shares are issued as Class A Common Stock. One-third of the shares vest immediately and the remaining two-thirds vest over the next two years.
      At the end of the performance period for PSUs, the number of units earned is determined. One-third are issued as Class A Common Stock. The remaining two-thirds will vest and will be issued as Class A Common Stock over the next two years. The total compensation expense expected to be recognized through fiscal year 2010 for non-vested performance shares and PSUs is $36.
      Performance shares and PSUs are expensed and recorded in Additional paid in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the five-year performance and vesting period based on the market value on the grant date of the estimated number of shares to be issued. The amount expensed in 2006 and 2005 was $1.6 and $0.9, respectively. For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the three-year performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. The dividend equivalent on performance shares and PSU’s are expensed and accrued over the three-year performance period. At the end of this period, the dividend equivalents will be paid. The target awards granted in 2006 and 2005 represented a total of 138,000 and 207,000 performance shares and PSUs, respectively. As of February 24, 2006, PSUs forfeited totaled 19,000. The actual number of common shares that ultimately may be issued ranges from zero to 652,000 shares based on actual performance levels.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options
      Information relating to our stock options, which pursuant to APB Opinion No. 25 did not result in any compensation expense recognized by us, is as follows:

	Number of	Weighted Average Option
Unexercised Options Outstanding	Shares	Price Per Share

February 28, 2003	10,947,633	$16.76
Options granted	—	$ —
Options exercised	(146,860)	$10.91
Options forfeited	(558,998)	$20.12

February 27, 2004	10,241,775	$16.66
Options granted	—	$ —
Options exercised	(346,181)	$11.92
Options forfeited	(765,509)	$23.25

February 25, 2005	9,130,085	$16.30
Options granted	—	$ —
Options exercised	(1,006,637)	$12.35
Options forfeited	(519,006)	$21.52

February 24, 2006	7,604,442	$16.46

Exercisable options:
February 27, 2004	7,297,914	$17.22
February 25, 2005	8,110,381	$16.33
February 24, 2006	7,604,442	$16.46

	Stock Option Information
	February 24, 2006

	Outstanding Options			Exercisable Options

		Weighted-Average	Weighted-		Weighted-
Range of		Remaining Contractual	Average		Average
Exercise Prices	Options	Term (Years)	Exercise Price	Options	Exercise Price

$10.50 to $15.30	3,515,991	4.5	$12.33	3,515,991	$12.33
$16.03 to $17.31	2,829,601	6.0	$16.46	2,829,601	$16.46
$28.00 to $36.50	1,258,850	2.0	$28.01	1,258,850	$28.01

$10.50 to $36.50	7,604,442	4.6	$16.46	7,604,442	$16.46

      The exercise price per share of options outstanding ranged from $10.50 to $36.50 as of February 24, 2006, February 25, 2005, and February 27, 2004.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	OTHER INCOME (EXPENSE), NET

	Year Ended

	February 24,	February 25,	February 27,
Other Income (Expense), net	2006	2005	2004

Interest income	$11.1	$6.7	$3.5
Unrealized gains on derivative instruments	2.1	—	—
Elimination of minority interest in consolidated dealers	(2.9)	0.3	—
Equity in income of unconsolidated ventures	2.0	3.0	1.4
Gain (loss) on disposal of property and equipment	1.2	(0.1)	9.8
Gain (loss) on dealer transitions	(0.5)	1.2	(8.7)
Foreign exchange gain (loss)	1.9	—	(4.6)
Miscellaneous expense, net	(2.9)	(3.4)	(1.4)

	$12.0	$7.7	$—

      Interest income increased in 2006 and 2005 primarily due to higher cash and investment balances and higher interest rates.
      The unrealized gains on derivative instruments in 2006 relate to interest rate lock derivative contracts. In anticipation of refinancing our senior notes which mature in November 2006, we entered into derivative contracts with a notional amount of $225.0 to effectively lock in the five-year treasury note interest rate which is expected to be the base component of the coupon rate for the debt.. A gain on these derivatives was recorded to adjust the contracts to fair market value at February 24, 2006. On March 16, 2006, we designated the interest rate locks as hedges. Therefore, beginning on the designation date, all changes in the fair market value of the contracts will be recorded in Other comprehensive income (loss). Although the designation date is later than the date that the contracts were entered into, we expect the hedges to be highly effective as required for hedge accounting.
      Our consolidated results include the results of several dealers where either we own a majority interest in the dealer or we maintain participative control but our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder. These amounts were previously included in Miscellaneous expense, net. Prior year amounts have been reclassified. The increase in the current year elimination is due to improved profitability of the dealers.
      Equity in income of unconsolidated ventures represents our portion of the income from our joint ventures.
      During 2006, the gain on disposal of property and equipment related to the sale of excess idle land in Morocco for net cash proceeds and a pre-tax gain of $1.2. The gain in 2004 primarily related to property sold in the United Kingdom for net cash proceeds of $11.5 and a pre-tax non-operating gain of $7.0. This facility had been idle for about three years prior to the sale as a result of prior restructuring activities.
      The loss on dealer transitions recorded in 2006 relates to an additional reserve against a lease that was retained as part of a previous dealer transition. In 2005, we recorded a gain on dealer transitions which represented an equity return related to a previous international dealer transition and

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
a recovery on dealer transition financing that was previously reserved. The majority of the loss recorded in 2004 related to an International dealer transition.
      The foreign exchange gain in 2006 primarily represents the gain on derivative instruments related to our euro-denominated intercompany loans.
      Miscellaneous, net includes items such as gains and losses on the sale of venture investments and royalty income and expense.

12.	INCOME TAXES

Provision (Benefit) for Income Taxes
      The provision (benefit) for income taxes on income from continuing operations consists of:

	Year Ended

	February 24,	February 25,	February 27,
Provision (Benefit) for Income Taxes	2006	2005	2004

Current income taxes:
Federal	$11.9	$(6.1)	$(23.6)
State and local	(5.3)	(4.8)	(1.9)
Foreign	19.0	19.5	13.1

	25.6	8.6	(12.4)

Deferred income taxes:
Federal	(3.7)	8.7	(12.4)
State and local	2.3	1.0	(3.3)
Foreign	3.3	(25.0)	(22.8)

	1.9	(15.3)	(38.5)

Income tax expense (benefit)	$27.5	$(6.7)	$(50.9)

      Income taxes have been based on the following components of earnings (loss) before income taxes on continuing income:

	Year Ended

	February 24,	February 25,	February 27,
	2006	2005	2004

Domestic	$42.5	$11.8	$(126.5)
Foreign	33.9	(6.8)	33.6

	$76.4	$5.0	$(92.9)

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The total income tax expense (benefit) we recognized is reconciled to that computed under the federal statutory tax rate of 35% as follows:

	Year Ended

	February 24,	February 25,	February 27,
Income Tax Provision (Benefit) Reconciliation	2006	2005	2004

Tax expense (benefit) at federal statutory rate	$26.7	$1.8	$(32.4)
State and local income taxes, net of federal tax	(1.6)	(2.3)	(2.7)
Corporate-owned life insurance	(3.7)	(3.2)	(5.3)
Research and experimentation credit	(2.3)	(2.3)	(2.5)
Medicare prescription drug benefit	(2.2)	—	—
Net tax expense relating to foreign operations, less applicable foreign tax credit, net of valuation allowance on foreign losses (1)	12.5	9.4	2.6
Adjustment to tax reserves (2)	(1.3)	(10.9)	(5.3)
Other	(0.6)	0.8	(5.3)

Total income tax expense (benefit) recognized	$27.5	$(6.7)	$(50.9)

(1)	We increased our valuation allowance reserve for net operating loss carryforwards in certain international jurisdictions, which increased tax expense relating to foreign operations.

(2)	The 2006 reserves were adjusted to better reflect our estimates of potential audit exposure. The change in reserves for 2005 was a result of a favorable IRS appeal settlement for the year ended 1997. The change in reserves for 2004 was based on the results of a completed IRS tax audit for years ended 1999, 2000 and 2001.

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

	February 24,	February 25,
Deferred Income Taxes	2006	2005

Deferred income tax assets:
Employee benefit plan obligations	$124.9	$120.2
Foreign and domestic operating losses, net of valuation allowances of $36.3 and $26.0	87.8	99.6
Reserves and accruals	43.6	44.7
Tax credit carryforwards, net of valuation allowances of $2.3 and $4.3	26.8	23.4
Other	9.5	12.0

Total deferred income tax assets	292.6	299.9

Deferred income tax liabilities:
Property and equipment	(44.7)	(53.9)
Intangible assets and other	(15.1)	(10.6)

Total deferred income tax liabilities	(59.8)	(64.5)

Net deferred income taxes	$232.8	$235.4

Net deferred income taxes is comprised of the following components:
Deferred tax assets, net— current	80.3	90.6
Deferred tax assets, net— non-current	154.6	147.6
Deferred tax liabilities— current	(0.2)	(0.2)
Deferred tax liabilities— non-current	(1.9)	(2.6)
      No provision has been made for foreign withholding taxes or United States income taxes on undistributed earnings of foreign subsidiaries totaling $99.9 as of February 24, 2006. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible withholding taxes or U.S. taxation only if remitted as dividends.

Operating Loss and Tax Credit Carryforwards
      Operating loss and tax credit carryforwards expire as follows:

	Operating Loss	Operating Loss
	Carryforwards	Carryforwards	Tax Credit
Year Ending February	(gross)	(tax effected)	Carryforwards

2008	$6.4	$2.7	$—
2009	12.4	5.5	—
2010	9.3	3.5	—
2011-2026	104.1	45.3	27.7
No expiration	199.8	67.1	1.4

	$332.0	124.1	29.1

Valuation allowance		(36.3)	(2.3)

Net benefit		$87.8	$26.8

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      As of February 24, 2006, we had $332.0 of foreign and domestic operating loss carryforwards and $29.1 of tax credit carryforwards. Future tax benefits for operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $114.6 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable us to utilize the carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required.

13.	FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK, COMMITMENTS, GUARANTEES AND CONTINGENCIES

Financial Instruments
      Financial instruments, which potentially subject us to concentrations of investment and credit risk, primarily consist of cash and equivalents, investments, accounts and notes receivable, direct finance lease receivables, company-owned life insurance policies, accounts payable and short-term borrowings and long-term debt. We place our cash and equivalents with high-quality financial institutions and invest in high-quality securities and commercial paper. Under our investment policy, we limit our exposure to any one debtor.

Foreign Exchange Forward Contracts
      A portion of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including matching same currency revenues with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of foreign exchange forward contracts. These financial instruments serve to protect net income, assets, and liabilities against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. The principal currency that we hedge through foreign exchange forward contracts is the European euro. We recorded a net gain of $1.9 in 2006, in Other Income (Expense), net on the Consolidated Income Statements related to these contracts. The notional amounts of all of the outstanding foreign exchange forward contracts were $225.2 at February 24, 2006 and $171.8 at February 25, 2005. The fair value of these contracts was $12.8 and ($0.7) at February 24, 2006 and February 25, 2005, respectively, and is recorded in Other current assets and Other current liabilities on the Consolidated Balance Sheets.

Net Investment Hedge
      In 2005 and 2006, we entered into currency contracts to hedge a portion of our net investment in Steelcase Canada. This hedge serves to protect our net investment in Canada from the impact of translation into U.S. dollars. The notional amount of the currency contracts was $78.4 and $36.7 as of February 24, 2006 and February 25, 2005, respectively. An unrealized currency translation adjustment of $4.0 from the deferred losses on these contracts is recorded in cumulative translation adjustment account within shareholders’ equity as of February 24, 2006. In the prior year, the amount recorded in cumulative adjustment account was immaterial. There was no hedge ineffectiveness in 2006 or 2005.

Interest Rate Locks
      In anticipation of refinancing our senior notes which mature in November 2006, we entered into derivative contracts to lock in the five-year treasury note interest rate (“treasury rate”) which is the base component of the coupon rate for this debt. The notional amount of these interest rate lock

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
derivative contracts (“derivative contracts”) was $225.0 at February 24, 2006, and the fair value of these derivative contracts was $2.1 at February 24, 2006. We had not designated these derivative contracts as hedging instruments during 2006, and therefore we recorded a gain of $2.1 in Other income (expense) in 2006 to record these derivative contracts at fair value. On March 16, 2006 (“designation date”), we completed documentation to designate the derivative contracts as hedges. When we issue the new senior notes, the coupon rate will be based on the then current treasury rate plus a credit spread. The gain or loss on our derivative contracts will offset the movement in the treasury rate from the designation date until the date that we issue the new senior notes. We are still exposed to changes in the credit spreads in the corporate bond market until the new bonds are issued. The derivative contracts will expire at the same time that the existing debt matures.

Interest Rate Swaps
      In 2005 and Q1 2006, we had interest rate swap contracts to effectively convert floating rate debt to a fixed rate. These contracts were designated as hedges against possible changes in the amount of future cash flows associated with interest payments of the existing variable-rate obligations. The net effect on our operating results was that interest expense on the variable-rate debt that was hedged was recorded based on fixed interest rates. As of February 25, 2005, we had two of these swap contracts in place. These contracts matured in Q1 2006 at the same time as the underlying debt. There was no ineffectiveness in 2006 or 2005.
      Information regarding our interest rate swaps is summarized below.

	February 25, 2005

	Fair Value	Notional
Interest Rate Swaps	of Liability	Amount	Interest Rate

Cash flow hedges	$0.6	$47.1	6.6%
      The notional amounts discussed above do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

Concentrations of Credit Risk
      Our trade receivables are primarily due from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers. Dealers, rather than the Company, are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to the Company. In those cases, the Company assumes the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.
      We also have net investments in lease assets related to furniture leases originated and funded by Steelcase Financial Services. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Our three largest lease customers make up $7.6 of gross lease receivables at the end of 2006 which represents 42.6% of our total net investments in lease assets. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments
      We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. During the normal course of business, we have entered into several sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and any gains from the sale of the original properties were recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other Long-term Liabilities, and amounted to $22.9 as of February 24, 2006 and $25.2 as of February 25, 2005.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases

Year Ending February	Amount

2007	$50.8
2008	42.0
2009	34.8
2010	31.0
2011	27.3
Thereafter	84.9

$270.8

      Rent expense under all operating leases was $56.7 for 2006, $57.9 for 2005 and $57.2 for 2004. Sublease rental income was $2.6 for 2006, $2.4 for 2005 and $1.7 for 2004.
      We have an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft. We currently have $6.3 on deposit toward this purchase and are committed to make additional payments of $34.4 in 2007 and 2008. We expect to take delivery of the aircraft in 2008.

Guarantees and Performance Bonds
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	February 24,	February 25,
	2006	2005

Performance bonds— dealers and joint ventures	$7.6	$11.0
Guarantees with dealers and joint ventures	1.4	15.4
Guarantees— other	1.0	0.3

Total	$10.0	$26.7

      We are party to performance bonds for certain installation or construction activities for a limited number of Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.2 are recorded as of February 24, 2006 to cover potential losses.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      We are contingently liable under guarantees to third parties for the benefit of certain Steelcase dealers and joint ventures in the event of default of a financial obligation. Reserves totaling $0.3 are recorded as of February 24, 2006 to cover potential losses for guarantees.
      We occasionally provide guarantees of the performance of certain of our dealers to third parties. These performance guarantees typically relate to dealer services such as delivery and installation of products. In the event that a dealer cannot complete these services in a timely manner, we guarantee the completion of these activities. It is not possible to estimate a potential liability under these types of guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.

Contingencies
      We are party to sales contracts with various customers and dealers. There are issues with certain of these contracts that could give rise to claims against us. Based on our continued analysis of available information, we have a reserve for these contract-related contingencies of $3.3 at February 24, 2006. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated reserve, which we will adjust as appropriate as additional information becomes available. If actual settlements are significantly lower or higher than our estimated reserve, our results of operations may be materially affected.
      During 2006, we recorded restructuring charges as we began the consolidation of our operations in the Grand Rapids, Michigan area (see Note 17). We are in the process of marketing several properties in the Grand Rapids complex and have recorded an impairment charge during Q4 2006 for the difference between the estimated net realizable value and the book value of these assets. It is possible that as this project continues, the net realizable value could change.
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

14.	REPORTABLE SEGMENTS
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      The SDP segment is comprised of five brands focused on higher end design furniture products and niche applications. DesignTex is focused on surface materials including textiles, wall covering, shades, screens and surface imaging. Details designs and markets ergonomic tools and accessories for the workplace. Brayton, Vecta, and Metro each provide different furniture products, including solutions for lobby and reception areas, conference rooms, private offices, health care and learning environments. The SDP segment markets and sells its products through many of the same dealers as the North America segment.
      The International segment includes all sales and marketing operations of the Steelcase and SDP brands outside the United States and Canada. The International segment serves customers through a network of approximately 470 dealer locations.
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
      The Other category includes PolyVision, IDEO, and Steelcase Financial Services subsidiaries and unallocated corporate expenses. Steelcase Financial Services provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers. PolyVision designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO provides product design and innovation services. Approximately 83% of corporate expenses, which represent shared services, are charged to the operating segments as part of a corporate allocation. Unallocated expenses are reported within the Other category.

	North
Operating Segment Data	America	SDP	International	Other	Consolidated

Fiscal 2006
Revenue	$1,628.0	$340.8	$644.5	$255.6	$2,868.9
Operating income (loss)	64.6	34.9	(1.3)	(15.7)	82.5
Total assets	1,073.7	140.1	493.4	637.3	2,344.5
Capital expenditures	48.6	3.5	15.9	3.9	71.9
Depreciation & amortization	78.4	6.2	21.8	13.0	119.4
Fiscal 2005
Revenue	$1,439.4	$322.2	$590.5	$261.7	$2,613.8
Operating income (loss)	5.5	26.2	(5.4)	(8.1)	18.2
Total assets	1,126.2	143.1	523.5	571.8	2,364.6
Capital expenditures	25.4	3.0	16.3	4.5	49.2
Depreciation & amortization	81.6	7.4	26.4	12.2	127.6
Fiscal 2004
Revenue	$1,280.4	$275.6	$539.2	$250.4	$2,345.6
Operating income (loss)	(46.9)	12.8	(27.5)	(12.8)	(74.4)
Total assets	1,130.5	137.1	454.5	637.3	2,359.4
Capital expenditures	18.2	4.4	16.4	4.0	43.0
Depreciation & amortization	93.6	8.5	27.6	11.7	141.4

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
      Reportable geographic information is as follows:

	Year Ended

	February 24,	February 25,	February 27,
Reportable Geographic Data	2006	2005	2004

Revenue:
United States	$2,107.8	$1,861.9	$1,690.4
France	166.5	142.2	122.7
Other foreign locations	594.6	609.7	532.5

Total	$2,868.9	$2,613.8	$2,345.6

Long-lived Assets:
United States	$814.7	$870.6	$952.5
France	58.3	69.6	69.2
Other foreign locations	153.3	157.0	182.9

Total	$1,029.3	$1,097.2	$1,204.6

      Revenue is attributable to countries based on the location of the customer.

15.	ACQUISITIONS
      During 2006, the Company acquired a small technology services company and three small international dealerships.
      In May 2005, we completed the acquisition of 100% of the net assets of GroupComm Systems Inc. (“GroupComm”) for $5.8 in cash plus incremental payments of $0.1 plus interest for each of the next five years. As a result of the purchase price allocation, we recorded intangible assets and goodwill of $3.7 and $1.5, respectively. We may be required to pay additional consideration of up to $1.3 million in the form of an earnout payment based on GroupComm meeting cumulative financial performance targets over a five year period. GroupComm designs and implements integrated audiovisual solutions and is consolidated as part of our North America segment.
      In June 2005, we completed the acquisition of 100% of the outstanding capital stock of a dealer in the United Kingdom for a net purchase price of $2.3. As a result of the purchase price allocation, we recorded goodwill of $2.3. This acquisition was completed as part of our ongoing consolidation and restructuring of our distribution network in the United Kingdom and is consolidated in our International segment.
      In February 2006, we completed the acquisition of 100% of the outstanding capital stock of two small French dealers for a net purchase price of $0.5. As a result of the purchase price allocation, we recorded goodwill of $0.5. These acquisitions were completed as part of our ongoing consolidation and restructuring of our distribution network in France and are consolidated in our International segment.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      These acquisitions were not material individually or in the aggregate.

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

Year Ended
February 27,
Discontinued Operations	2004

Revenue	$31.2
Income before income taxes	$4.0
Net income	$2.4
      During 2005, we reversed pre-tax reserves of $1.5 originally recorded by our former marine hardware and accessories business. These reserves related to a legal contingency that was favorably resolved in 2005. The $1.0 after-tax effect of this reversal was included within Income on sale of discontinued operations in the 2005 Consolidated Statement of Income.

17.	RESTRUCTURING CHARGES
      During Q1 2006, we announced our plans to continue the consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the next two years. At that time, we estimated total restructuring charges of $22 to $25, which does not include relocation costs. The 2006 North America charges included $21.1 related to this initiative including employee termination costs and the impairment of certain fixed assets including the Grand Rapids complex, partially offset by a gain on the sale of a manufacturing plant and curtailment gains for post-retirement and medical benefits. We now estimate that total restructuring charges related to this initiative will be $25 to $30 and will be completed in 2007. The remaining 2006 North America restructuring charges of $1.5 primarily relate to a lease impairment.
      We also incurred $14.3 of restructuring costs as we continued our restructuring activities in our International segment in 2006 to reduce our cost structure. The charges primarily relate to consolidating our French manufacturing operations, outsourcing our European wood manufacturing business, recording an impairment charge for our Strasbourg campus, and restructuring our operations in Malaysia.
      We also incurred $2.0 of restructuring costs in our Other category which primarily related to plant consolidation activities at our PolyVision subsidiary.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      Restructuring costs are summarized in the following table:

	February 24,	February 25,	February 27,
Restructuring Charges	2006	2005	2004

Cost of sales:
North America	$22.6	$7.8	$21.6
Steelcase Design Partnership	—	—	0.2
International	8.6	(0.6)	20.5
Other	2.0	1.0	—

	33.2	8.2	42.3

Operating expenses:
North America	—	1.0	5.4
Steelcase Design Partnership	—	—	0.9
International	5.7	3.8	1.4
Other	—	0.4	3.5

	5.7	5.2	11.2

Totals	$38.9	$13.4	$53.5

      Below is a summary of the charges, payments, and adjustments to the restructuring reserve balance during 2004, 2005, and 2006.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 28, 2003	$11.2	$7.2	$18.4
Additions	28.4	25.1	53.5
Payments	(27.2)	(24.4)	(51.6)
Adjustments	(0.2)	2.0	1.8

Reserve balance as of February 27, 2004	12.2	9.9	22.1
Additions	11.9	1.5	13.4
Payments	(18.7)	(3.0)	(21.7)
Adjustments	(0.3)	1.0	0.7

Reserve balance as of February 25, 2005	5.1	9.4	14.5
Additions	15.4	23.5	38.9
Payments	(17.8)	(13.3)	(31.1)
Adjustments	1.2	(12.6)	(11.4)

Reserve balance as of February 24, 2006	$3.9	$7.0	$10.9

      The reserve balance as of February 24, 2006 for business exits and related costs primarily relates to asset impairments and plant consolidation costs within our International and North America segments.

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total

2006
Revenue	$676.0	$702.9	$750.7	$739.3	$2,868.9
Gross profit	199.9	214.0	223.7	208.7	846.3
Operating income	15.2	25.3	32.7	9.3	82.5
Income from continuing operations	6.7	13.8	19.1	9.3	48.9
Net income	6.7	13.8	19.1	9.3	48.9
Earnings per share (basic and diluted) from continuing operations	0.05	0.09	0.13	0.06	0.33
Earnings per share (basic and diluted)	0.05	0.09	0.13	0.06	0.33

2005
Revenue	$597.7	$651.0	$674.1	$691.0	$2,613.8
Gross profit	167.3	195.2	188.3	194.9	745.7
Operating income (loss)	(5.1)	16.8	6.2	0.3	18.2
Income (loss) from continuing operations	(6.7)	7.3	10.1	1.0	11.7
Discontinued operations, net	1.0	—	—	—	1.0
Net income (loss)	(5.7)	7.3	10.1	1.0	12.7
Earnings (loss) per share (basic and diluted) from continuing operations	(0.05)	0.05	0.07	0.01	0.08
Earnings per share from discontinued operations	0.01	—	—	—	0.01
Earnings (loss) per share (basic and diluted)	(0.04)	0.05	0.07	0.01	0.09
      Following is a summary of the pre-tax restructuring and other selected charges (gains) included in our quarterly results above:

	First	Second	Third	Fourth
Quarterly Restructuring and Other Items	Quarter	Quarter	Quarter	Quarter	Total

2006
Restructuring charges:
Workforce reductions	$8.8	$1.4	$4.5	$0.7	$15.4
Other costs	2.0	8.3	2.8	10.4	23.5

Total restructuring charges	$10.8	$9.7	$7.3	$11.1	$38.9

2005
Restructuring charges:
Workforce reductions	$3.5	$2.5	$3.2	$2.7	$11.9
Other costs	1.6	(0.5)	(1.5)	1.9	1.5

Total restructuring charges	$5.1	$2.0	$1.7	$4.6	$13.4

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
      None.

Item 9A.	Controls and Procedures:
      (a) Disclosure Controls and Procedures. Our management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 24, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 24, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
      (b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Report. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, management’s assessment of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Report in Item 8: Financial Statements and Supplementary Data under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
      (c) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information:
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant:
      Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof. Other information required by this item is contained in, Item 1: Business under the caption “Available Information” or in our 2006 Proxy Statement under the captions “Our Board of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
      The information required by Item 11 is contained in our 2006 Proxy Statement, under the captions “Director Compensation,” “Corporate Governance,” “Compensation Committee Report,” “Executive Compensation, Retirement Programs and Other Arrangements,” and “Stock Performance Graph,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
      The information required by Item 12 that is not listed below is contained in our 2006 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
      Securities authorized for issuance under equity compensation plans as of February 24, 2006 are as follows:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	second column)

Equity compensation plans approved by security holders	7,604,442	$16.46	9,931,771
Equity compensation plans not approved by security holders	—	N/A	—

Total	7,604,442	$16.46	9,931,771

      All stock options were awarded under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.	Certain Relationships and Related Transactions:
      The information required by Item 13 is contained in our 2006 Proxy Statement, under the caption “Certain Relationships and Related Party Transactions,” and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services:
      The information required by Item 14 is contained in our 2006 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor,” and is incorporated into this Report by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)
      The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 24, 2006, February 25, 2005 and February 27, 2004

•	Consolidated Balance Sheets as of February 24, 2006 and February 25, 2005

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 24, 2006, February 25, 2005, and February 27, 2004

•	Consolidated Statements of Cash Flows for the Years Ended February 24, 2006, February 25, 2005, and February 27, 2004

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules (S-1)
      Schedule II—Valuation and Qualifying Accounts
      All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K
      See Index of Exhibits (pages E-1 through E-8)

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
Date: May 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. Hackett James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2006

/s/ James P. Keane James P. Keane	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2006

/s/ William P. Crawford William P. Crawford	Director	May 2, 2006

/s/ Earl D. Holton Earl D. Holton	Director	May 2, 2006

/s/ Michael J. Jandernoa Michael J. Jandernoa	Director	May 2, 2006

/s/ David W. Joos David W. Joos	Director	May 2, 2006

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	May 2, 2006

/s/ Robert C. Pew III Robert C. Pew III	Chairman of the Board of Directors and Director	May 2, 2006

/s/ Cathy D. Ross Cathy D. Ross	Director	May 2, 2006

/s/ Peter M. Wege II Peter M. Wege II	Director	May 2, 2006

Signature	Title	Date

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	May 2, 2006

/s/ Kate Pew Wolters Kate Pew Wolters	Director	May 2, 2006

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

	Year Ended

	February 24,	February 25,	February 27,
Allowance for Losses on Accounts Receivable	2006	2005	2004

Balance at beginning of year	$41.6	$44.4	$61.5
Additions:
Charged to costs and expenses	8.6	9.6	2.7
Charged to other accounts	0.3	0.2	0.4
Deductions and other adjustments (1)	(18.4)	(12.6)	(20.2)

Balance at end of year	$32.1	$41.6	$44.4

(1)	Represents excess of accounts written off over recoveries and other adjustments necessary in order for amounts to conform to the current year presentation.

S-1

Index of Exhibits

Exhibit
No.	Description

3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1
Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.2	Credit Agreement, dated as of July 29, 2003 among Steelcase Inc. and various lenders. (3)
4.3	Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (4)
4.4	First Supplemental Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (5)
4.5
Registration Rights Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (6)

4.6	Form of Notes (included in Exhibit 4.4)
4.7	Loan Agreement dated April 9, 1999, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (7)
4.8	Participation Agreement dated as of April 9, 1999, by and between Steelcase Europe LLC and Societe Generale (8)
4.9	First Amendment to Loan Agreement dated as of June 15, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (9)
4.10	Second Amendment to Loan Agreement dated November 12, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (10)
4.11	Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (11)
4.12	Fourth Amendment to Loan Agreement and Waiver dated April 17, 2003, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (12)
4.13	Fifth Amendment to Loan Agreement dated as of August 7, 2003 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (13)
4.14	Sixth Amendment to the Loan Agreement dated as of August 24, 2005 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (14)
4.15	Master Aircraft Lease Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among First Security Bank, National Association and Steelcase Inc. (15)
4.16	Lease Supplement and Acceptance Certificate No. 1 (Steelcase Trust No. 2000-1) dated as of May 26, 2000 between First Security Bank, National Association and Steelcase Inc. (16)
4.17	Lease Supplement and Acceptance Certificate No. 2 (Steelcase Trust No. 2000-1) dated as of August 23, 2000 between First Security Bank, National Association and Steelcase Inc. (17)
4.18	Participation Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association (18)

Exhibit
No.	Description

4.19	Appendix A to Participation Agreement (Steelcase Trust No. 2000-1) dated May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association (19)
4.20
Security Agreement (Steelcase Trust No. 2000-1) dated as of May 26, 2000 from First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (20)

4.21
Security Agreement Supplement No. 1 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (21)

4.22
Security Agreement Supplement No. 2 (Steelcase Trust No. 2000-1) dated May 26, 2000 between First Security Bank, National Association to First Security Trust Company of Nevada and accepted and agreed to by Steelcase Inc. (22)

4.23
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on May 26, 2000 (23)

4.24
Notice of Delivery pursuant to Section 2.3(b) of the Participation Agreement dated as of May 26, 2000 among Steelcase Inc. and various facility lenders and Bank of America, National Association give notice that the Aircraft shall be delivered to the Certificate Trustee on August 23, 2000 (24)

4.25	First Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated as of June 8, 2001 by and among Steelcase Inc. and various facility lenders (25)
4.26	Second Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated May 16, 2003 between Steelcase Inc. and various facility lenders (26)
4.27	Third Amendment to Participation Agreement (Steelcase Trust No. 2000-1) dated August 1, 2003 between Steelcase Inc. and various facility lenders (27)
4.28
Aircraft Sale and Aircraft Lease Assignment, Assumption and Amendment Agreement dated May 20, 2005 by and among Steelcase Financial Services Inc., Bank of America, National Association, Wells Fargo Bank Northwest, National Association, and certain other lenders and liquidity banks (28)

4.29
Credit Agreement, dated as of July 26, 2005 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders(29)

4.30	Amended and Restated Agreement, dated as of October 29, 2004, by and between Steelcase Inc. and the Shareholders listed on Schedule A thereto (30)
10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (31)
10.2	Steelcase Inc. Restoration Retirement Plan (32)
10.3	First Amendment to the Steelcase Inc. Restoration Retirement Plan (33)
10.4	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (34)
10.5	2006-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (35)
10.6	2007-1 Amendment to the Steelcase Inc. Restoration Retirement Plan
10.7	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (36)
10.8	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (37)

Exhibit
No.	Description

10.9	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan (38)
10.10	2006-1 Amendment to the Steelcase Inc. Non-Employee Director Deferred Compensation Plan (39)
10.11	Steelcase Inc. Deferred Compensation Plan (40)
10.12	First Amendment to the Steelcase Inc. Deferred Compensation Plan (41)
10.13	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (42)
10.14	2006-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (43)
10.15	2007-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (44)
10.16	Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002 (45)
10.17	2006-1 Amendment to the Steelcase Inc. Incentive Compensation Plan (46)
10.18	Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002 (47)
10.19	Resignation Agreement between Steelcase Inc. and James R. Stelter dated September 27, 2002 (48)
10.20	Steelcase Inc. Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003 (49)
10.21	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (50)
10.22	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (51)
10.23	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (52)
10.24	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (53)
10.25	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Board of Directors Members (54)
10.26	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Executive Management Team Members (55)
10.27	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in France (56)
10.28	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United States (57)
10.29	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United Kingdom (58)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (59)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (60)
10.32	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form for Board of Directors Members (61)
10.33	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form (62)
10.34	Steelcase Inc. Incentive Compensation Plan Restricted Stock Units Agreement Form (63)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (64)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (65)
10.37	Summary of Steelcase Benefit Plan for Outside Directors (66)

Exhibit
No.	Description

10.38	Summary of Compensation for the Board of Directors for Steelcase Inc (67)
10.39	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (68)
10.40	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (69)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (70)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (70)

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997.

(2)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004.

(3)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2003, and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.6 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(5)	Filed as Exhibit No. 4.7 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(6)	Filed as Exhibit No. 4.8 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(7)	Filed as Exhibit No. 4.20 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(8)	Filed as Exhibit No. 4.21 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(9)	Filed as Exhibit No. 4.22 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(10)	Filed as Exhibit No. 4.23 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(11)	Filed as Exhibit No. 4.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(12)	Filed as Exhibit No. 4.38 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(13)	Filed as Exhibit No. 4.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on August 30, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit No. 4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(16)	Filed as Exhibit No. 4.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(17)	Filed as Exhibit No. 4.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(18)	Filed as Exhibit No. 4.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(19)	Filed as Exhibit No. 4.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(20)	Filed as Exhibit No. 4.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(21)	Filed as Exhibit No. 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(22)	Filed as Exhibit No. 4.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(23)	Filed as Exhibit No. 4.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(24)	Filed as Exhibit No. 4.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(25)	Filed as Exhibit No. 4.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2004, as filed with the Commission on May 6, 2004, and incorporated herein by reference.

(26)	Filed as Exhibit No. 4.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(27)	Filed as Exhibit No. 4.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on May 26, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on August 1, 2005, and incorporated herein by reference.

(30)	Filed as Exhibit No. 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-3(#333-119757) as filed with the Commission on November 23, 2004, and incorporated herein by reference.

(31)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(32)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on November 22, 2005, and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.32 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 5, 2005, and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.01 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2005, as filed with the Commission on July 1, 2005, and incorporated herein by reference.

(52)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(53)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(54)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(55)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(56)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(57)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(58)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(59)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(60)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(61)	Filed as Exhibit No. 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(62)	Filed as Exhibit No. 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(63)	Filed as Exhibit No. 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(64)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(65)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(66)	Filed as Exhibit No. 10.1 in the Company’s 8-K filing, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(67)	Filed as Exhibit No. 10.2 in the Company’s 8-K filing, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(68)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(69)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(70)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002.