Form 10-Q
period 2006-05-26
STEELCASE INC
filed 2006-06-30
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2006

Commission File No. 1-13873

STEELCASE INC.

Michigan	38-0819050
(State of Incorporation)	(IRS employer identification number)
901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip code)
(616) 247-2710
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒
      As of June 23, 2006, Steelcase Inc. had 78,841,898 shares of Class A Common Stock and 71,449,022 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q
FOR THE QUARTER ENDED MAY 26, 2006

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months
	Ended

	May 26,	May 27,
	2006	2005

Revenue	$727.3	$676.0
Cost of sales	503.1	467.6
Restructuring costs	4.1	8.5

Gross profit	220.1	199.9
Operating expenses	191.9	182.4
Restructuring costs	0.2	2.3

Operating income	28.0	15.2
Interest expense	(4.1)	(5.2)
Other income, net	4.9	0.8

Income before income tax expense	28.8	10.8
Income tax expense	10.6	4.1

Net income	$18.2	$6.7

Basic and diluted per share data:
Earnings	$0.12	$0.05

Dividends declared per common share	$0.10	$0.06

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 26,	February 24,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$386.3	$423.8
Accounts receivable, net	401.5	381.9
Inventories	159.3	147.9
Other current assets	174.8	174.5

Total current assets	1,121.9	1,128.1
Property and equipment, net	518.1	524.8
Company owned life insurance	197.0	196.6
Goodwill and other intangible assets, net	285.9	284.8
Other assets	207.9	210.2

Total assets	$2,330.8	$2,344.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196.7	$189.6
Short-term borrowings and current portion of long-term debt	253.8	261.8
Accrued expenses:
Employee compensation	98.8	127.9
Employee benefit plan obligations	21.8	34.1
Other	227.6	222.8

Total current liabilities	798.7	836.2

Long-term liabilities:
Long-term debt	1.5	2.2
Employee benefit plan obligations	237.7	239.7
Other long-term liabilities	57.1	61.5

Total long-term liabilities	296.3	303.4

Total liabilities	1,095.0	1,139.6

Shareholders’ equity:
Common stock	319.2	309.9
Additional paid in capital	4.7	3.4
Accumulated other comprehensive loss	(25.1)	(39.1)
Deferred compensation—restricted stock	—	(3.1)
Retained earnings	937.0	933.8

Total shareholders’ equity	1,235.8	1,204.9

Total liabilities and shareholders’ equity	$2,330.8	$2,344.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months
	Ended

	May 26,	May 27,
	2006	2005

OPERATING ACTIVITIES
Net income	$18.2	$6.7
Depreciation and amortization	26.6	30.6
Changes in operating assets and liabilities	(78.7)	(67.7)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(2.2)	—
Other, net	6.3	(1.4)

Net cash used in operating activities	(29.8)	(31.8)

INVESTING ACTIVITIES
Capital expenditures	(11.4)	(18.3)
Short-term investments, liquidations	—	131.6
Net proceeds from repayments of leases	4.5	3.6
Proceeds from the disposal of fixed assets	3.6	2.2
Other, net	(3.0)	(3.5)

Net cash (used in) provided by investing activities	(6.3)	115.6

FINANCING ACTIVITIES
Repayments of long-term debt, net	(4.8)	(51.2)
Borrowings (repayments) of lines of credit, net	0.5	(0.4)
Dividends paid	(15.0)	(8.9)
Common stock issuances, net of repurchases	9.5	1.2
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash used in financing activities	(7.6)	(59.3)

Effect of exchange rate changes on cash and cash equivalents	6.2	(3.1)

Net (decrease) increase in cash and cash equivalents	(37.5)	21.4
Cash and cash equivalents, beginning of period	423.8	216.6

Cash and cash equivalents, end of period	$386.3	$238.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2006 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority-owned subsidiaries.
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1 references the first quarter of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARD
      On February 25, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004), using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), our policy was to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Prior to 2004, our stock-based compensation consisted only of stock options, and we accounted for them under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Given the terms of the plans, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The adoption of SFAS No. 123 (R) had the following impact in Q1 2007: Income before income taxes was reduced by $0.7, net income was reduced by $0.4, cash flow from operations was reduced by $2.2 and cash flow from financing activities increased by $2.2. There was no impact on basic or diluted earnings per share.
      On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, that provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
SFAS No. 123(R). We are in the process of evaluating whether to adopt the provisions of FSP 123(R)-3 and will make our election before the end of 2007.
      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for Q1 2006 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for Q1 2007 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS No. 123(R).

Three Months
Ended
SFAS No. 123 Pro Forma Data	May 27, 2005

Net income, as reported	$6.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.0)

Pro forma net income	$6.5

Earnings per share:
Basic and diluted—as reported	$0.05

Basic and diluted—pro forma	$0.04

3.	EARNINGS PER SHARE

	Three Months
	Ended

	May 26,	May 27,
Components of Earnings Per Share	2006	2005

Numerator:
Net income	$18.2	$6.7

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	149.3	148.2
Potentially dilutive shares resulting from stock incentive plan awards	1.5	0.3
Denominator for diluted EPS	150.8	148.5
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effect of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.
      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not include the effects of 1.2 shares related to outstanding stock incentive plan awards as of Q1 2007 and 8.0 shares as of Q1 2006 because those shares or potential shares were anti-dilutive.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.	COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months
	Ended

	May 26,	May 27,
Components of Comprehensive Income (Loss)	2006	2005

Net income	$18.2	$6.7
Other comprehensive income (loss):
Foreign currency translation	11.1	(12.3)
Derivative adjustments, net of tax	2.0	2.8
Minimum pension liability, net of tax	0.9	0.1

Total	14.0	(9.4)

Comprehensive income (loss)	$32.2	$(2.7)

      In Q1 2007, foreign currency translation income was primarily due to the strengthening of the euro and Canadian dollar against the U.S. dollar. In Q1 2006, foreign currency translation losses were primarily due to the strengthening of the U.S. dollar against the euro.

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

	May 26,	February 24,
Inventories	2006	2006

Finished goods	$98.5	$87.2
Work in process	27.0	27.8
Raw materials	61.4	60.3

	186.9	175.3
LIFO reserve	(27.6)	(27.4)

	$159.3	$147.9

      The portion of inventories determined by the LIFO method aggregated $67.1 as of May 26, 2006 and $61.9 as of February 24, 2006.
      Finished goods inventory increased primarily in our North America segment due to increased sales volume, period-end timing, and additional finished goods being produced and held at regional distribution centers in North America as part of a strategy to improve customer service.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
      There were no acquisitions or impairments of goodwill during Q1 2007. A summary of goodwill, by business segment and category, is as follows:

			Currency
	February 24,		Translation	May 26,
Goodwill by Business Segment and Category	2006	Dispositions	Adjustment	2006

North America	$43.7	$—	$—	$43.7
Steelcase Design Partnership	63.1	—	—	63.1
International	42.1	(0.4)	2.7	44.4
Other	62.2	—	—	62.2

Total	$211.1	$(0.4)	$2.7	$213.4

      As of May 26, 2006 and February 24, 2006, our other intangible assets and related accumulated amortization consisted of the following:

		May 26, 2006			February 24, 2006

	Weighted Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	12.4	$53.8	$21.5	$32.3	$53.8	$20.2	$33.6
Trademarks	9.9	31.1	27.0	4.1	29.4	25.7	3.7
Non-compete agreements	7.0	1.0	0.2	0.8	1.0	0.1	0.9
Other	6.7	5.2	2.1	3.1	5.2	1.9	3.3

Total		91.1	50.8	40.3	89.4	47.9	41.5

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$123.3	$50.8	$72.5	$121.6	$47.9	$73.7

      In Q1 2007, we recorded amortization expense of $2.2 on intangible assets subject to amortization compared to $2.0 in Q1 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2007	$8.2
2008	7.3
2009	7.2
2010	5.3
2011	4.1
      As events, such as acquisitions, dispositions or impairments occur in the future, these amounts may vary.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended

			Post-retirement
	Pension Plans		Plans

	May 26,	May 27,	May 26,	May 27,
Components of Expense	2006	2005	2006	2005

Components of expense:
Service cost	$0.7	$0.8	$0.4	$0.5
Interest cost	1.0	1.1	2.3	2.8
Amortization of prior year service gain	—	—	(1.4)	(1.3)
Expected return on plan assets	(0.9)	(0.8)	—	—
Adjustment due to plan curtailment	—	—	(0.1)	(1.2)
Amortization of unrecognized net actuarial loss	0.4	0.4	—	0.6

Net expense	$1.2	$1.5	$1.2	$1.4

      We expect to contribute approximately $3.6 to our pension plans and $10.1 to our post-retirement benefit plans during 2007. As of May 26, 2006, contributions of approximately $2.8 and $1.6 have been made to our pension and post-retirement plans, respectively.

8.	RESTRUCTURING CHARGES
      During Q1 2007, we incurred charges of $2.1 in our International segment which included an impairment to our Strasbourg campus and severance charges related to the exit of certain operations in Morocco. We incurred $2.0 in charges as we continued the initiative to consolidate our North America operations.
      Restructuring costs are summarized in the following table:

Three Months Ended
May 26,
Restructuring Charges	2006

Cost of sales:
North America	$2.0
International	2.1

4.1

Operating expenses:
Steelcase Design Partnership	0.2

Total	$4.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Below is a reconciliation of the restructuring reserve activity during Q1 2007:

		Business
		Exit and
	Workforce	Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 24, 2006	$3.9	$7.0	$10.9
Additions	1.2	3.1	4.3
Payments	(3.0)	(1.2)	(4.2)
Non-cash and other adjustments	0.2	(5.7)	(5.5)

Reserve balance as of May 26, 2006	$2.3	$3.2	$5.5

      Non-cash and other adjustments incurred during the current quarter primarily relate to asset impairment charges within our International and North America segments. The reserve balance as of May 26, 2006 for business exit and related costs primarily relates to lease termination costs within our International and North America segments.
9.     REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, SDP and International plus an “Other” category. Revenue and operating income for Q1 of 2007 and 2006 by segment is presented below.

	Three Months
	Ended

	May 26,	May 27,
Operating Segment Income Statement Data	2006	2005

Revenue
North America	$407.4	$380.0
Steelcase Design Partnership	83.9	82.8
International	167.4	152.7
Other	68.6	60.5

Consolidated revenue	$727.3	$676.0

Operating income
North America	$22.5	$14.1
Steelcase Design Partnership	6.7	8.0
International	4.6	(2.6)
Other	(5.8)	(4.3)

Consolidated operating income	$28.0	$15.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	May 26,	February 24,
Operating Segment Balance Sheet Data	2006	2006

Total assets
North America	$1,071.5	$1,073.7
Steelcase Design Partnership	143.4	140.1
International	521.1	493.4
Other	594.8	637.3

Consolidated total assets	$2,330.8	$2,344.5

      The increase in International assets is primarily due to the fluctuation of foreign currency translation rates. The decrease in Other assets is primarily due to a decrease in corporate cash balances used to make annual retirement plan contributions and variable compensation payments.

10.	GUARANTEES, PERFORMANCE BONDS AND PRODUCT WARRANTY

Guarantees and Performance Bonds
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	May 26,	February 24,
	2006	2006

Performance bonds—dealers and joint ventures	$7.6	$7.6
Guarantees with dealers and joint ventures	1.4	1.4
Guarantees—other	0.9	1.0

Total	$9.9	$10.0

      We are party to performance bonds for certain installation or construction activities for a limited number of Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.2 are recorded as of May 26, 2006 to cover potential losses.
      We are contingently liable under guarantees to third parties for the benefit of certain Steelcase dealers and joint ventures in the event of default of a financial obligation. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.3 are recorded as of May 26, 2006 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Amount

Balance as of February 24, 2006	$21.4
Accruals for warranty charges	2.6
Settlements and adjustments	(3.5)

Balance as of May 26, 2006	$20.5

11.	STOCK INCENTIVE PLANS

Restricted Stock
      Under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”), the Compensation Committee approved the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) to key employees. Restricted shares and RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. These restrictions lapse when the restricted shares and RSUs vest three years from the date of grant. When RSUs vest, they will be converted to unrestricted shares of Class A Common Stock.
      Prior to adopting SFAS 123(R), the aggregate market value on the grant date of the restricted shares were recorded as common stock and deferred compensation, a separate component of shareholders’ equity. Upon adopting SFAS 123(R), the deferred compensation account was netted against common stock. Restricted shares are now expensed and recorded in common stock over the three-year vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid in capital within the Condensed Consolidated Balance Sheets over the three-year vesting period based on the value of the shares on the grant date. The amount expensed in Q1 2007 and Q1 2006 for restricted stock and RSUs was $0.7 and $0.8, respectively. The associated tax benefit recognized was $0.3 and $0.3 in Q1 2007 and Q1 2006, respectively.
      Holders of restricted stock receive cash dividends equal to the dividends that the Company declares and pays on the Class A Common Stock, which is included in Dividends paid in the Condensed Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend that the Company declares and pays on its Class A Common Stock, which are expensed as paid.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
restricted stock that may be awarded in any plan year and the number of shares of restricted stock that may be awarded to any individual in one plan year.
      The 2007 activity for restricted shares of stock and RSUs is as follows:

				Weighted Average
		Restricted Stock		Grant Date Fair
Nonvested Shares	Restricted Shares	Units	Total	Value

Nonvested at February 24, 2006	660,000	121,750	781,750	$12.47

Granted	8,300	3,000	11,300	$18.15
Vested	(205,750)	(31,000)	(236,750)	$10.03
Forfeited	(1,000)	(5,500)	(6,500)	$13.86

Nonvested at May 26, 2006	461,550	88,250	549,800	$13.62

      As of May 26, 2006, there was $3.3 of remaining unrecognized compensation cost related to restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares and RSUs vested during the quarter ended May 26, 2006, was $4.3. Under SFAS 123(R), grants to retiree-eligible employees are considered fully vested. No shares were vested prior to Q1 2007.

Performance Shares and Performance Units
      In Q1 2007, the Company made awards of performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measure for the 2007 awards is based on a combination of a cumulative three-year cash flow calculation and a cumulative three-year operating income calculation which meet the definitions within the Incentive Compensation Plan for performance-based compensation.
      After completion of the performance period for performance shares and PSUs, the number of the shares earned is determined and are issued as Class A Common Stock as they vest. Performance shares granted in 2007 fully vest at the end of the performance period.
      For performance shares and PSUs granted prior to 2007, one-third of the shares vest at the end of the three-year performance period and the remaining two-thirds vest over the next two years. At the end of the performance period for PSUs granted prior to 2007, one-third are issued as Class A Common Stock. The remaining two-thirds will vest and will be issued as Class A Common Stock over the next two years.
      Performance shares and PSUs are expensed and recorded in Additional paid in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the three to five year performance and vesting period based on the market value on the grant date and the estimated number of shares to be issued. The amount expensed in Q1 2007 and Q1 2006 was $1.5 and $0.4, respectively. The associated tax benefit recognized was $0.6 and $0.1 in Q1 2007 and Q1 2006, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      The actual number of common shares that ultimately may be issued ranges from zero to 886,000 shares based on actual performance levels. The 2007 activity for performance shares and PSUs is as follows:

		Weighted Average
		Grant Date Fair
Nonvested Shares	Total	Value

Nonvested at February 24, 2006	652,000	$13.52

Granted	234,000	$19.07
Vested	—
Forfeited	—

Nonvested at May 26, 2006	886,000	$14.99

      As of May 26, 2006, there was $4.7 of remaining unrecognized compensation cost related to non-vested performance shares and PSUs, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 3.1 years.

Stock Options
      Information relating to our stock options is as follows:

		Weighted Average	Aggregate
	Number of	Option Price Per	Intrinsic Value
Unexercised Options Outstanding	Shares	Share	(millions)

February 24, 2006	7,604,442	$16.46
Options granted	—	$—
Options exercised	(791,116)	$13.15
Options expired	(84,292)	$17.15
Options forfeited	—	$—

May 26, 2006	6,729,034	$16.84	$14.8

Exercisable options:
May 26, 2006	6,729,034	$16.84	$14.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Stock Option Information May 26, 2006
	Outstanding and Exercisable Options

		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Options	Term (Years)	Exercise Price

$10.50 to $15.30	2,889,633	4.2	$12.40
$16.03 to $17.31	2,597,551	5.7	$16.44
$28.00 to $36.50	1,241,850	1.7	$28.01

$10.50 to $36.50	6,729,034	4.3	$16.84

      The exercise price per share of options outstanding ranged from $10.50 to $36.50 as of May 26, 2006 and February 24, 2006.
      The total intrinsic value of options exercised during Q1 2007 and Q1 2006 was $4.2 and $0.2, respectively. Cash received from option exercises under all share-based payment arrangements for Q1 2007 and Q1 2006 was $10.4 and $1.0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.5 and $0.1 for Q1 2007 and Q1 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the February 24, 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on May 2, 2006. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1 references the first quarter of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
Financial Summary
Results of Operations (Unaudited)

	Three Months Ended

	May 26,		May 27,
Income Statement Data	2006		2005

Revenue	$727.3	100.0%	$676.0	100.0%
Cost of sales	503.1	69.2	467.6	69.2
Restructuring costs	4.1	0.5	8.5	1.3

Gross profit	220.1	30.3	199.9	29.5
Operating expenses	191.9	26.4	182.4	27.0
Restructuring costs	0.2	0.0	2.3	0.3

Operating income	28.0	3.9	15.2	2.2
Non-operating items, net	0.8	0.1	(4.4)	(0.6)

Income before income tax expense	28.8	4.0	10.8	1.6
Income tax expense	10.6	1.5	4.1	0.6

Net income	$18.2	2.5%	$6.7	1.0%

Overview
      Revenue increased 7.6% in Q1 2007 compared to the prior year. Revenue increased for all of our reportable segments, primarily driven by growth of 7.2% in our North America segment and 9.6% in our International segment compared to last year. Current quarter revenue included $5.4 related to acquisitions in our North America and International segments that were completed in the prior year but after the first quarter. Q1 2007 revenue also included $4.8 of unfavorable currency translation effects versus the prior year.
      Cost of sales as a percent of revenue was 69.2% during Q1 2007, which is consistent with Q1 2006. Improved pricing yield and the benefits of prior restructuring actions helped offset higher material costs and lower margins in certain product categories. Gross profit improved by 0.8 percentage points in Q1 2007 compared to Q1 2006 due to lower restructuring costs.
      Operating expenses as a percent of revenue in the current year improved by 0.6 percentage points over the prior year, primarily due to continued cost control and leverage from higher sales volume. The dollar increase in operating expenses was the result of an increase in variable compensation expense, higher sales and marketing spending across our International locations, and acquisitions completed in the prior year but after Q1. These increases were partially offset by favorable currency translation effects as compared to the prior year.
      Operating income of $28.0 in Q1 2007 improved from $15.2 in Q1 2006 due to better performance in our North America and International segments, as well as lower restructuring charges. Q1 2007 restructuring charges include $2.0 related to our North America plant consolidation initiative and $2.1 related to our restructuring efforts in Europe. Further detail of the restructuring costs is found in the “Business Segment Review” which follows.

      Our current estimate of taxable income for the year will result in an effective tax rate of approximately 37.0% which is consistent with our anticipated long-term effective rate of approximately 37% to 38%.
      Net income in Q1 2007 of $18.2 improved by $11.5 from the prior year.
      We recently launched a new brand called Nurture to serve the health care market. The products included in the Nurture offering are part of our existing office furniture portfolio and are included in results for the North America and SDP segments.
Interest Expense and Other Income (Expense), Net

	Three Months
	Ended

	May 26,	May 27,
Interest Expense and Other Income (Expense), Net	2006	2005

Interest expense	$(4.1)	$(5.2)

Other income, net:
Interest income	$4.7	$2.1
Elimination of minority interest in consolidated dealers	(1.8)	(0.4)
Foreign exchange gain (loss)	2.0	(0.2)
Equity in income of unconsolidated ventures	(0.2)	(0.3)
Miscellaneous income (expense), net	0.2	(0.4)

Total other income, net	4.9	0.8

Total non-operating items, net	$0.8	$(4.4)

      Interest expense in Q1 2007 was lower than the prior year due to a lower average debt balance in the current year. Interest income in Q1 2007 was higher than the prior year due to a higher average cash balance and higher market interest rates. Elimination of minority interest in consolidated dealers was higher in Q1 2007 than Q1 2006 due to increased profitability of these dealers. The foreign exchange gain in the current year primarily resulted from gains on currency derivatives.
Business Segment Review
      See additional information regarding our business segments in Note 9 of the condensed consolidated financial statements.
North America

	Three Months Ended

	May 26,		May 27,
Income Statement Data—North America	2006		2005

Revenue	$407.4	100.0%	$380.0	100.0%
Cost of sales	292.3	71.7	274.4	72.2
Restructuring costs	2.0	0.5	5.9	1.6

Gross profit	113.1	27.8	99.7	26.2
Operating expenses	90.6	22.3	85.6	22.5

Operating income	$22.5	5.5%	$14.1	3.7%

      North America generated higher profits in Q1 2007 compared to Q1 2006, driven by higher volume, improved price yield management, and improvements in operating expenses as a percentage of sales, despite an inflationary cost environment and lower margins in the wood category.
      North America revenue increased 7.2% and accounted for 56.0% of consolidated revenue for the quarter. The revenue growth is attributed to increased sales across most of our product categories. Much of the growth in North America was from Turnstone and the Architectural product lines, both of which saw double digit growth. In the other product categories, a relatively high percentage of Q1 2007 orders were scheduled for shipment in Q2 2007. Current quarter revenue also included $3.7 from an acquisition that was completed during the second quarter of the prior year and $2.2 from favorable currency impacts compared to the prior year related to our operations in Canada.
      Cost of sales, which is reported separately from restructuring charges, improved 0.5 percentage points over the prior quarter due to improved pricing yield, benefits from reducing the complexity of our product lines, benefits from prior restructuring activities, and improved overhead absorption. These improvements were partially offset by lower margins in our wood category. Additionally, North America experienced higher costs related to energy and non-steel material costs compared to the prior year.
      The wood category reduced the operating income of our North America segment by nearly $10 million in the first quarter on a fully allocated basis. A portion of this loss was due to one particularly unprofitable order largely because of aggressive pricing relative to the complexity of that project. In addition, other aggressively priced contracts negotiated when the industry was in the early stages of recovery led to lower-than-expected margins.
      We also have operational issues in the wood category. As part of our multi-year industrial system improvement work, in 2005, we consolidated three wood factories into one to reduce excess capacity. We have captured overhead savings from these actions, but are experiencing higher costs because of the increase in complexity in the remaining plant. We are actively implementing a number of operational and marketing initiatives to improve profitability.
      Operating expenses improved to 22.3% of revenue in the current quarter from 22.5% in the prior year, due to higher revenue and continued spending control. On a dollar basis, spending increased $5.0 due to several factors including increased variable compensation expense, the launch of the Nurture healthcare brand, and operating expenses related to a prior year acquisition.
      During Q1 2007, we entered into a non-binding letter of intent with Ashley Capital for the sale of the majority of our Grand Rapids campus. The sale is contingent upon the successful completion of negotiations and the satisfaction of customary conditions to the closing. We expect to close on the sale by the end of the calendar year and do not expect a significant gain or loss on this transaction.
Steelcase Design Partnership

	Three Months Ended

	May 26,		May 27,
Income Statement Data—Steelcase Design Partnership	2006		2005

Revenue	$83.9	100.0%	$82.8	100.0%
Cost of sales	52.9	63.1	51.1	61.7

Gross profit	31.0	36.9	31.7	38.3
Operating expenses	24.3	28.9	23.7	28.6

Operating income	$6.7	8.0%	$8.0	9.7%

      SDP operating income in Q1 2007 as a percentage of sales decreased 1.7 percentage points compared to Q1 2006 primarily due to higher cost of sales as a percentage of revenue. Q1 2007 revenue increased by 1.3 percentage points over Q1 2006 and accounted for 11.5% of consolidated revenue. Many of the brands within SDP saw good order trends during the quarter, but a high percentage of these orders are scheduled for shipment in Q2 2007.
      SDP gross margins of 36.9% during Q1 2007 decreased from 38.3% in the prior year as a result of higher discounts on some larger orders that shipped during the quarter and higher material costs for foam, corrugated packaging and particle board.
International

	Three Months Ended

	May 26,		May 27,
Income Statement Data—International	2006		2005

Revenue	$167.4	100.0%	$152.7	100.0%
Cost of sales	112.5	67.2	104.7	68.6
Restructuring costs	2.1	1.3	2.6	1.7

Gross profit	52.8	31.5	45.4	29.7
Operating expenses	48.2	28.8	45.7	29.9
Restructuring costs	—	—	2.3	1.5

Operating income (loss)	$4.6	2.7%	$(2.6)	(1.7)%

      International reported operating income of $4.6 in Q1 2007 compared to a loss of $2.6 in Q1 2006. Operating income included $2.1 of restructuring charges compared to $4.9 in the prior year. Operating income improved in nearly every international market.
      International revenue represented 23.0% of consolidated revenue in Q1 2007, and increased 9.6% compared to the prior year. Currency translation had the effect of reducing revenue by $7.0 as compared to the prior year, so growth in local currency was stronger. Current year revenue included $1.7 from prior year acquisitions that were completed after the first quarter. We experienced year-over-year sales growth in all of our major markets, but particularly strong growth rates in Asia, Latin America and the U.K.
      Gross profit was 31.5% of revenue during Q1 2007, a 1.8 percentage point improvement versus Q1 2006. The increase in gross margin during the current quarter was primarily due to leverage from higher sales volume, favorable project mix and benefits from prior restructuring activities.
      Restructuring costs during Q1 2007 included a $1.4 impairment charge on our idle Strasbourg site. During the quarter, we had preliminary discussions with a potential buyer for the site, and the estimated selling price from these discussions was lower than the recorded book value, resulting in the charge. We also recorded $0.7 in severance costs associated with our exit of certain operations in Morocco. Restructuring costs during Q1 2006 related to cost of sales primarily included costs for our European wood business.
      Operating expenses in the current quarter include higher sales and marketing expense and $1.6 related to our prior year acquisitions. These costs were partially offset by $2.1 favorable effect from currency translation adjustments.
Other

	Three Months
	Ended

	May 26,	May 27,
Income Statement Data—Other	2006	2005

Revenue	$68.6	$60.5
Operating loss	(5.8)	(4.3)

      Our Other category includes our PolyVision, IDEO, and Steelcase Financial Services subsidiaries, and unallocated corporate expenses.
      Other revenue represented 9.5% of consolidated revenue in Q1 2007. The increase in revenue is due primarily to a 15% increase in PolyVision sales over the prior year. This increase was due in part to an aggressive pricing strategy used for traditional whiteboard products at the end of last year, which led to lower-than-expected gross margins. In addition, gross margins were adversely affected by operational issues related to the consolidation of production facilities into one plant in the second half of 2006 and higher freight costs. As a result, PolyVision had the effect of increasing the operating loss for our Other category by $2.1.
Liquidity and Capital Resources
      The following table summarizes our statement of cash flows for the three months ended May 26, 2006 and May 27, 2005:

	Three Months Ended

	May 26,	May 27,	Increase
	2006	2005	(Decrease)

Net cash flow (used in) provided by:
Operating activities	$(29.8)	$(31.8)	$2.0
Investing activities	(6.3)	115.6	(121.9)
Financing activities	(7.6)	(59.3)	51.7
Effect of exchange rate changes on cash and cash equivalents	6.2	(3.1)	9.3

Net (decrease) increase in cash and cash equivalents	(37.5)	21.4	(58.9)
Cash and cash equivalents, beginning of period	423.8	216.6	207.2

Cash and cash equivalents, end of period	$386.3	$238.0	$148.3

Cash used in operating activities

	Three Months Ended

	May 26,	May 27,
Cash Flow Data—Operating Activities	2006	2005

Net income	$18.2	$6.7
Depreciation and amortization	26.6	30.6
Changes in operating assets and liabilities	(78.7)	(67.7)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(2.2)	—
Other, net	6.3	(1.4)

Net cash used in operating activities	$(29.8)	$(31.8)

      The use of cash in operating activities in Q1 2007 and 2006 primarily relates to normal seasonal payments for variable compensation and retirement contributions. These payments had the effect of decreasing operating liabilities, which represented a use of cash.
      The $2.2 “excess tax benefit from exercise of stock options and vesting of restricted stock” represents the realized tax benefit related to the amount of deductible compensation for tax purposes in excess of the amount recognized for financial reporting purposes. This item is reclassified from “cash used in operating activities” to “cash used in financing activities” as required with the adoption of FAS 123(R) during Q1 2007.

Cash (used in) provided by investing activities

	Three Months Ended

	May 26,	May 27,
Cash Flow Data—Investing Activities	2006	2005

Capital expenditures	$(11.4)	$(18.3)
Short-term investments, liquidations	—	131.6
Net proceeds from repayments of leases	4.5	3.6
Proceeds from the disposal of fixed assets	3.6	2.2
Other, net	(3.0)	(3.5)

Net cash (used in) provided by investing activities	$(6.3)	$115.6

      Cash used in investing activities during Q1 2007 was primarily for capital expenditures. We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For Q1 2007 and 2006, capital expenditures were less than depreciation, which represented a source of cash.
      We generated cash from investing activities for the three months ended May 27, 2005 primarily through the sale and conversion of all of our short-term investments in auction rate securities to cash.
Cash used in financing activities

	Three Months Ended

	May 26,	May 27,
Cash Flow Data—Financing Activities	2006	2005

Repayments of long-term debt, net	$(4.8)	$(51.2)
Borrowings (repayments) of lines of credit, net	0.5	(0.4)
Dividends paid	(15.0)	(8.9)
Common stock issuances, net of repurchases	9.5	1.2
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash used in financing activities	$(7.6)	$(59.3)

      The primary use of cash in financing activities during Q1 2007 and 2006 related to the payment of dividends and normal scheduled repayments of debt. We retired $51.6 in debt during Q1 2006 including the retirement of $47.1 for the debt related to our corporate aircraft.
      We paid common stock dividends of $0.10 per share during Q1 2007 and $0.06 per share during Q1 2006.
      The exercise of employee stock options generated $10.7 and $1.2 during Q1 2007 and 2006, respectively. The Q1 2007 cash proceeds from common stock issuances were offset by $1.2 in repurchases of common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of the Incentive Compensation Plan.
      The $2.2 “excess tax benefit from exercise of stock options and vesting of restricted stock” represents the realized tax benefit related to the amount of deductible compensation for tax purposes in excess of the amount recognized for financial reporting purposes. This item is reclassified from “cash used in operating activities” to “cash used in financing activities” as required with the adoption of FAS 123(R) during Q1 2007.
      The Board of Directors has authorized share repurchases of up to 11 million shares. To date, we have repurchased approximately 7.4 million shares. Approximately 3.6 million shares remain available for repurchase under the Board’s authorization and we have no outstanding share repurchase commitments. We did not repurchase any shares under this program during Q1 2007.

Off-Balance Sheet Arrangements
      During Q1 2007, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
      During Q1 2007, no material change in our contractual obligations occurred.
Liquidity Facilities
      Our total liquidity facilities as of May 26, 2006 were:

Amount

Global committed bank facility	$200.0
Various uncommitted lines	85.7

Total credit lines available	285.7
Less: borrowings outstanding	2.8

Available capacity (subject to covenant constraints)	$282.9

      We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. This committed facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities as of the end of Q1 2007, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.
      Total consolidated debt as of May 26, 2006 was $255.3 which represents a debt to capitalization ratio of 17.1% at the end of Q1 2007 compared to 18.6% at the end of Q1 2006. Our debt primarily consists of $249.9 in term notes due November 2006 with an effective interest rate of 6.50%. It is our intention to refinance these notes with other long term instruments prior to the maturity date. In the event we are not able to issue new debt with acceptable terms, we feel we have adequate liquidity to pay off the current notes with our cash and cash equivalents and committed credit facility.
      In anticipation of refinancing our senior notes, we entered into derivative contracts with a notional amount of $250.0 to effectively lock in the five-year treasury note interest rate which is the base component of the coupon rate for the debt. The interest rate derivatives expire at the same time that the existing debt matures. We have designated these derivative contracts as hedges and have recorded a deferred gain of $2.0 after tax in other comprehensive income as of the end of Q1 2007.
      The current cash and cash equivalents balance, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.
      Our long-term debt rating is BBB- with a stable outlook from Standard & Poor’s and Ba1 with a positive outlook from Moody’s Investor Services.
Recently Issued Accounting Standards
      See Note 2 of the unaudited condensed consolidated financial statements.
Forward-looking Statements
      From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report, our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.
      We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
      During Q1 2007, no material change in foreign exchange risk occurred.
Interest Rate Risk
      During Q1 2007, no material change in interest rate risk occurred.
Equity Price Risk
      During Q1 2007, no material change in equity price risk occurred.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 26, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 26, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
      (b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
      The following is a summary of share repurchase activity during Q1 2007.

				(c)	(d)
				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs	or Programs

2/25/06—3/31/06	—		—	—	—
4/1/06—4/28/06	65,738	(1)	$18.04	—	N/A
4/29/06—5/26/06	—		—	—	—

Total	65,738			—	—

(1)	These shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of the Incentive Compensation Plan.
      Our Board of Directors has authorized share repurchases of up to 11 million shares. We did not repurchase any common shares during Q1 2007 under this share repurchase program. Approximately 3.6 million shares remain available for repurchase under the program and we have no outstanding share repurchase commitments.

Item 6.	Exhibits
      See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steelcase Inc.

By:	/s/ James P. Keane

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: June 30, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2007)(1)

10.2	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2007)(1)

10.3	Summary of Steelcase Benefit Plan for Outside Directors(2)

10.4	Summary of Compensation for the Board of Directors for Steelcase Inc.(3)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on May 8, 2006, and incorporated herein by reference.

(2)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(3)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on March 31, 2006, and incorporated herein by reference.