Form 10-K/A
period 2006-02-24
STEELCASE INC
filed 2006-07-12
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
We are amending our Annual Report on Form 10-K for the year ended February 24, 2006, filed with the Securities and Exchange Commission on May 2, 2006 (the “Original 10-K”) to correct certain typographical and clerical errors in the Notes to Consolidated Financial Statements included in “Part I. Item 8. Financial Statements and Supplementary Data.”
“Part I. Item 8. Financial Statements and Supplementary Data” is set forth in its entirety below, with the only modifications being corrections to (i) the portion of inventories determined by the LIFO method in Note 3; (ii) the table of estimated amortization expense related to intangible assets for each of the following five years in Note 6; and (iii) the total compensation expense expected to be recognized through fiscal year 2010 for non-vested performance shares and performance units in Note 10.
This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than (i) the corrections referenced above, (ii) the filing of certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 and (iii) revisions to the “Index of Exhibits” to include an updated consent from our independent registered public accounting firm.

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

      The portion of inventories determined by the LIFO method aggregated $61.9 and $52.6 as of February 24, 2006 and February 25, 2005, respectively. The effect of LIFO liquidations on net income was not material in 2006 or 2005.
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
      A summary of the changes in goodwill at February 24, 2006, by business segment, is as follows:

	Goodwill

	February 25,		Dispositions &	February 24,
Business Segment	2005	Acquisitions	Adjustments	2006

North America	$42.2	$1.5	$—	$43.7
Steelcase Design Partnership	63.1	—	—	63.1
International	42.7	3.0	(3.6)	42.1
Other	62.2	—	—	62.2

Total	$210.2	$4.5	$(3.6)	$211.1

      As of February 24, 2006 and February 25, 2005, our other intangible assets and related accumulated amortization consisted of the following:

		February 24, 2006
	Weighted				February 25, 2005

	Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	12.4	$53.8	$20.2	$33.6	$53.8	$14.2	$39.6
Trademarks	9.9	29.4	25.7	3.7	31.7	24.4	7.3
Non-compete agreements	7.0	1.0	0.1	0.9	—	—	—
Other	6.7	5.2	1.9	3.3	2.8	1.1	1.7

Total		89.4	47.9	41.5	88.3	39.7	48.6

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	31.2	—	31.2

Total Intangible Assets		$121.6	$47.9	$73.7	$119.5	$39.7	$79.8

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
      At the end of the performance period for PSUs, the number of units earned is determined. One-third are issued as Class A Common Stock. The remaining two-thirds will vest and will be issued as Class A Common Stock over the next two years. The total compensation expense expected to be recognized through fiscal year 2010 for non-vested performance shares and PSUs is $3.6.
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

STEELCASE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ James P. Keane

James P. Keane
Senior Vice President,
Chief Financial Officer
Date: July 12, 2006

Index of Exhibits

Exhibit
No.	Description

23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1