Form 10-Q
period 2006-08-25
STEELCASE INC
filed 2006-10-03
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission File Number 1-13873

STEELCASE INC.
(Exact name of registrant as specified in its charter)

Michigan	38-0819050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip Code)
(616) 247-2710
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
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
      Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No  ☒
      As of September 28, 2006, Steelcase Inc. had 78,000,998 shares of Class A Common Stock and 70,977,072 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 25, 2006

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
	2006	2005	2006	2005

Revenue	$789.7	$702.9	$1,517.0	$1,378.9
Cost of sales	540.9	481.1	1,044.0	948.7
Restructuring costs	4.5	7.8	8.6	16.3

Gross profit	244.3	214.0	464.4	413.9
Operating expenses	202.0	186.8	393.9	369.2
Restructuring costs	(0.1)	1.9	0.1	4.2

Operating income	42.4	25.3	70.4	40.5
Interest expense	(5.1)	(4.4)	(9.2)	(9.6)
Other income, net	6.7	1.1	11.6	1.9

Income before income tax expense	44.0	22.0	72.8	32.8
Income tax expense	17.4	8.2	28.0	12.3

Net income	$26.6	$13.8	$44.8	$20.5

Basic and diluted per share data:
Earnings	$0.18	$0.09	$0.30	$0.14

Dividends declared per common share	$0.10	$0.09	$0.20	$0.15

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 25,	February 24,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$707.0	$423.8
Accounts receivable, net	396.3	381.9
Inventories	162.5	147.9
Deferred income taxes	68.9	80.3
Other current assets	89.7	94.2

Total current assets	1,424.4	1,128.1
Property and equipment, net	494.6	524.8
Company owned life insurance	199.5	196.6
Deferred income taxes	160.7	154.6
Goodwill and other intangible assets, net	283.9	284.8
Other assets	51.1	55.6

Total assets	$2,614.2	$2,344.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198.9	$189.6
Short-term borrowings and current portion of long-term debt	255.7	261.8
Accrued expenses:
Employee compensation	119.6	127.9
Employee benefit plan obligations	25.9	34.1
Other	236.3	222.8

Total current liabilities	836.4	836.2

Long-term liabilities:
Long-term debt	250.3	2.2
Employee benefit plan obligations	235.3	239.7
Other long-term liabilities	63.1	61.5

Total long-term liabilities	548.7	303.4

Total liabilities	1,385.1	1,139.6

Shareholders’ equity:
Common stock	299.1	309.9
Additional paid in capital	5.3	3.4
Accumulated other comprehensive loss	(23.9)	(39.1)
Deferred compensation— restricted stock	—	(3.1)
Retained earnings	948.6	933.8

Total shareholders’ equity	1,229.1	1,204.9

Total liabilities and shareholders’ equity	$2,614.2	$2,344.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended

	August 25,	August 26,
	2006	2005

OPERATING ACTIVITIES
Net income	$44.8	$20.5
Depreciation and amortization	52.0	61.1
Changes in operating assets and liabilities, net of corporate acquisitions	(30.9)	(63.2)
Deferred income taxes	12.7	(5.1)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(2.2)	—
Other, net	6.2	2.3

Net cash provided by operating activities	82.6	15.6

INVESTING ACTIVITIES
Capital expenditures	(22.0)	(39.2)
Short-term investments, liquidations	—	131.6
Net proceeds from repayments of leases	6.3	7.6
Proceeds from the disposal of fixed assets	4.6	21.0
Other, net	3.3	2.2

Net cash (used in) provided by investing activities	(7.8)	123.2

FINANCING ACTIVITIES
Issuance of long-term debt, net	249.3	—
Repayments of long-term debt	(6.1)	(50.6)
Repayments of lines of credit, net	(2.0)	(0.7)
Dividends paid	(30.0)	(22.3)
Common stock issuances	11.0	3.0
Common stock repurchases	(22.4)	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash provided by (used in) financing activities	202.0	(70.6)

Effect of exchange rate changes on cash and cash equivalents	6.4	2.3

Net increase in cash and cash equivalents	283.2	70.5
Cash and cash equivalents, beginning of period	423.8	216.6

Cash and cash equivalents, end of period	$707.0	$287.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2006 (“Form 10-K”) as amended by the Form 10-K/ A, filed with the U.S. Securities and Exchange Commission on July 12, 2006. As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority owned subsidiaries.
      Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q2 and Q1 reference the second and first quarter, respectively, of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARDS

FIN No. 48
      In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, of the adoption of FIN 48 on our financial statements.

EITF Issue No. 04-5
      In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 was effective for the first reporting period in fiscal years beginning after December 15, 2005. As a result of adopting EITF 04-5, during Q2 we consolidated certain non-furniture partnerships related to one of our consolidated dealers that were not previously consolidated. The consolidation had the effect of increasing our sales during Q2 by

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
$7.9 and operating income by $0.5. The impact of consolidating these businesses did not have a material impact on the financial statements.

SFAS No. 123(R)
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
      The adoption of SFAS No. 123(R) had the following impact in 2007: Income before income taxes was reduced by $1.1, net income was reduced by $0.7, cash flow from operations was reduced by $2.2 and cash flow from financing activities increased by $2.2. There was no impact on basic or diluted earnings per share.
      On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, that provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). We are in the process of evaluating whether to adopt the provisions of FSP 123(R)-3 and will make our election before the end of 2007.
      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and six months ended August 26, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation. The reported and pro forma net income and earnings per share for the three and six month periods ended

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
August 26, 2005 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS No. 123(R).

	Three Months	Six Months
	Ended	Ended
	August 26,	August 26,
SFAS No. 123 Pro Forma Data	2005	2005

Net income, as reported	$13.8	$20.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.4
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.7)	(1.7)

Pro forma net income	$13.8	$20.2

Earnings per share:
Basic and diluted—as reported	$0.09	$0.14

Basic and diluted—pro forma	$0.09	$0.14

SFAS No. 157
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
SFAS No. 158
      In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending February 23, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending February 27, 2009. We are currently evaluating the impact of the adoption of SFAS No. 158 on our financial statements.
SAB No. 108
      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.	EARNINGS PER SHARE

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
Components of Earnings Per Share	2006	2005	2006	2005

Numerator:
Net income	$26.6	$13.8	$44.8	$20.5

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	149.0	148.3	149.2	148.2
Potentially dilutive shares resulting from stock incentive plan awards	1.0	0.3	1.4	0.3
Denominator for diluted EPS	150.0	148.6	150.6	148.5
      Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.
      Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 4.3 million shares related to outstanding stock incentive plan awards as of Q2 2007 and 4.4 million shares as of Q2 2006 because those shares or potential shares were anti-dilutive.

4.	COMPREHENSIVE INCOME
      Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
Components of Comprehensive Income	2006	2005	2006	2005

Net income	$26.6	$13.8	$44.8	$20.5
Other comprehensive income (loss):
Foreign currency translation	1.9	4.9	13.0	(7.4)
Derivative adjustments, net of tax	(0.7)	1.5	1.3	4.3
Minimum pension liability, net of tax	—	—	0.9	0.1

Total	1.2	6.4	15.2	(3.0)

Comprehensive income	$27.8	$20.2	$60.0	$17.5

      In Q2 and year-to-date 2007, the foreign currency translation income was primarily due to the strengthening of the Canadian dollar and euro to the U.S. dollar. In 2006, the foreign currency translation losses were primarily due to the first quarter strengthening of the U.S. dollar against the euro. In the second quarter of 2006, these losses were partially offset by a gain resulting from the strengthening of the Canadian dollar against the U.S. dollar.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.	INVENTORIES
      Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. Companies in the Steelcase Design Partnership segment primarily use the first in, first out (“FIFO”) or the average cost inventory valuation methods. Companies in the International segment value their inventories using the FIFO method.

	August 25,	February 24,
Inventories	2006	2006

Finished goods	$94.6	$87.2
Work in process	29.6	27.8
Raw materials	67.1	60.3

	191.3	175.3
LIFO reserve	(28.8)	(27.4)

	$162.5	$147.9

      The portion of inventories determined by the LIFO method aggregated $68.1 as of August 25, 2006 and $61.9 as of February 24, 2006.
      Finished goods inventory increased primarily in our North America segment due to increased sales volume and additional finished goods being produced and held at regional distribution centers in North America as part of a strategy to improve customer service. Raw materials inventory increased primarily due to increased sales volumes and currency translation.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS
      There were no acquisitions or impairments of goodwill during Q1 or Q2 2007. A summary of goodwill, by business segment and category, is as follows:

			Currency
	February 24,		Translation	August 25,
Goodwill by Business Segment and Category	2006	Dispositions	Adjustment	2006

North America	$43.7	$—	$—	$43.7
International	42.1	(0.4)	2.8	44.5
Steelcase Design Partnership	63.1	—	—	63.1
Other	62.2	—	—	62.2

Total	$211.1	$(0.4)	$2.8	$213.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      As of August 25, 2006 and February 24, 2006, our other intangible assets and related accumulated amortization consisted of the following:

		August 25, 2006			February 24, 2006

	Weighted Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	12.4	$53.8	$22.8	$31.0	$53.8	$20.2	$33.6
Trademarks	8.7	30.6	27.3	3.3	29.4	25.7	3.7
Non-compete agreements	7.0	1.0	0.2	0.8	1.0	0.1	0.9
Other	6.2	5.7	2.6	3.1	5.2	1.9	3.3

Total		91.1	52.9	38.2	89.4	47.9	41.5

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$123.3	$52.9	$70.4	$121.6	$47.9	$73.7

      In Q2 2007 and 2006, we recorded amortization expense of $2.2 on intangible assets subject to amortization. For the first half of 2007, we recorded amortization expense of $4.4 compared to $4.3 for the first half of 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense

Year Ending February	Amount

2007	$8.2
2008	7.3
2009	7.2
2010	5.3
2011	4.1
      As events, such as acquisitions, dispositions or impairments occur in the future, these amounts may change.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended				Six Months Ended

	Pension Plans		Post-retirement Plans		Pension Plans		Post-retirement Plans

	August 25,	August 26,	August 25,	August 26,	August 25,	August 26,	August 25,	August 26,
Components of Expense	2006	2005	2006	2005	2006	2005	2006	2005

Components of expense:
Service cost	$0.7	$0.8	$0.4	$0.6	$1.3	$1.6	$0.8	$1.1
Interest cost	1.1	1.2	2.3	2.8	2.2	2.3	4.5	5.6
Amortization of prior year service cost (gain)	—	—	(1.4)	(1.3)	0.1	—	(2.8)	(2.6)
Expected return on plan assets	(0.9)	(0.8)	—	—	(1.7)	(1.6)	—	—
Adjustment due to plan curtailment	—	—	(0.1)	(1.1)	—	—	(0.2)	(2.3)
Adjustment due to plan settlement	0.1	—	—	—	0.1	—	—	—
Amortization of unrecognized net actuarial loss	0.4	0.4		0.5	0.8	0.8	0.1	1.1

Net expense	$1.4	$1.6	$1.2	$1.5	$2.8	$3.1	$2.4	$2.9

      We expect to contribute approximately $3.6 to our pension plans and $10.1 to our post-retirement medical plans during 2007. As of August 25, 2006, contributions of approximately $3.1 and $5.4 have been made to our pension and post-retirement plans, respectively.

8.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rates Range	Fiscal Year	August 25,	February 24,
Debt Obligations	at August 25, 2006	Maturity Range	2006	2006

U.S. dollar obligations:
Senior notes due November 2006(1)	6.4%	2007	$249.9	$249.8
Senior notes due August 2011(1)	6.5%	2012	249.3
Notes payable	6.0%-7.5%	2007-2011	3.0	7.8

			502.2	257.6

Foreign currency obligations:
Notes payable	7.4%	2007	—	0.2
Revolving credit facilities	4.5%-6.0%	2007	3.2	4.9
Capitalized lease obligations	3.5%-4.1%	2007-2008	0.6	1.3

			3.8	6.4

Total short-term borrowings and long-term debt			506.0	264.0
Short-term borrowings and current portion of long-term debt			255.7	261.8

Long-term debt			$250.3	$2.2

(1)	In August 2006, we issued $250.0 of unsecured unsubordinated senior notes, due in August 2011 (“2011 Notes”). The 2011 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 will be amortized over the life of the notes. Although the coupon rate of the 2011 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the deferred gain on interest rate locks related to the debt issuance, offset by the

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

issuance discount. The 2011 Notes rank equally with all of our other unsecured unsubordinated indebtedness. The proceeds from the 2011 Notes were used to redeem $250.0 senior subordinated notes on September 6, 2006 that were due in November 2006 (the “2006 Notes”) (See Note 13). We may redeem some or all of the 2011 Notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points, plus, in both cases, accrued and unpaid interest.
Annual Maturities of Short-Term Borrowings and Long-Term Debt

Year Ending February	Amount

2007	$255.7
2008	0.8
2009	0.1
2010	0.1
2011 and Thereafter	249.3

$506.0

9.	RESTRUCTURING CHARGES
      During 2007, we incurred charges of $5.6 in our North America segment as we continued the initiative to consolidate our North America operations. We incurred charges of $3.0 in our International segment which included an impairment to our Strasbourg campus and severance charges related to the exit of certain operations in France and Morocco.
      Restructuring costs are summarized in the following table:

	Fiscal 2007

	Three Months Ended		Six months
			ended
	May 26,	August 25,	August 25,
Restructuring Charges	2006	2006	2006

Cost of sales:
North America	$2.0	$3.6	$5.6
International	2.1	0.9	3.0

	4.1	4.5	8.6

Operating expenses:
Steelcase Design Partnership	0.2	(0.1)	0.1

Total	$4.3	$4.4	$8.7

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Below is a reconciliation of the restructuring reserve for activity during 2007:

		Business
		Exit and
	Workforce	Related
Restructuring Reserve	Reductions	Costs	Total

Reserve balance as of February 24, 2006	$3.9	$7.0	$10.9
Additions	5.0	3.7	8.7
Payments	(4.7)	(3.4)	(8.1)
Non-cash and other adjustments	(1.0)	(4.7)	(5.7)

Reserve balance as of August 25, 2006	$3.2	$2.6	$5.8

      Non-cash and other adjustments incurred during 2007 primarily relate to asset impairment charges within our International and North America segments. The reserve balance as of August 25, 2006 for business exit and related costs primarily relates to lease termination costs within our International and North America segments and PolyVision.

10.	REPORTABLE SEGMENTS
      We operate under three reportable segments: North America, Steelcase Design Partnership and International, plus an “Other” category. Revenue and operating income for 2007 and 2006 by segment is presented below.

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
Operating Segment Income Statement Data	2006	2005	2006	2005

Revenue
North America	$463.5	$401.3	$870.9	$781.3
International	159.0	145.1	326.4	297.8
Steelcase Design Partnership	90.9	85.9	174.8	168.7
Other	76.3	70.6	144.9	131.1

Consolidated revenue	$789.7	$702.9	$1,517.0	$1,378.9

Operating income (loss)
North America	$35.7	$20.5	$58.2	$34.6
International	(0.4)	(4.1)	4.2	(6.7)
Steelcase Design Partnership	8.8	8.2	15.5	16.2
Other	(1.7)	0.7	(7.5)	(3.6)

Consolidated operating income	$42.4	$25.3	$70.4	$40.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Balance sheet data by reporting segment is presented below:

	August 25,	February 24,
Operating Segment Balance Sheet Data	2006	2006

Total assets
North America	$1,065.1	$1,073.7
International	495.4	493.4
Steelcase Design Partnership	142.1	140.1
Other	911.6	637.3

Consolidated total assets	$2,614.2	$2,344.5

      The increase in assets within Other is primarily due to an increase in corporate cash balances.

11.	PRODUCT WARRANTY, GUARANTEES AND PERFORMANCE BONDS

Product Warranty
      The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount

Balance as of February 24, 2006	$21.4
Accruals for warranty charges	5.8
Settlements and adjustments	(7.1)

Balance as of August 25, 2006	$20.1

Guarantees and Performance Bonds
      The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under the guarantees and performance bonds are as follows:

	August 25,	February 24,
	2006	2006

Performance bonds— dealers and joint ventures	$6.4	$7.6
Guarantees with dealers and joint ventures	1.4	1.4
Guarantees— other	0.8	1.0

Total	$8.6	$10.0

      We are party to performance bonds for certain installation or construction activities of certain Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
these performance bonds; however, reserves totaling $0.2 are recorded as of August 25, 2006 to cover potential losses for loan guarantees entered into subsequent to December 31, 2002.
      We are contingently liable under guarantees to third parties for the benefit of certain Steelcase dealers and joint ventures in the event of default of a financial obligation. The guarantees generally have terms ranging from one to ten years. No losses have been experienced; however, reserves totaling $0.4 are recorded as of August 25, 2006 to cover potential losses for loan and lease guarantees.
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

12.	STOCK INCENTIVE PLANS

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
      Prior to adopting SFAS 123(R), the aggregate market value on the grant date of the restricted shares was recorded as common stock and deferred compensation, a separate component of shareholders’ equity. Upon adopting SFAS 123(R), the deferred compensation account was netted against common stock. Restricted shares are now expensed and recorded in common stock over the three-year vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid in capital within the Condensed Consolidated Balance Sheets over the three-year vesting period based on the value of the shares on the grant date.
      The restricted stock and RSU expense and associated tax benefit in 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
	2006	2005	2006	2005

Restricted stock and RSU expense	$0.9	$0.7	$1.6	$1.6
Tax benefit	0.3	0.3	0.6	0.6
      Holders of restricted stock receive cash dividends equal to the dividends that the Company declares and pays on the Class A Common Stock, which is included in Dividends paid in the Condensed Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend that the Company declares and pays on its Class A Common Stock, which are expensed as paid.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      Additionally, the Board of Directors and the Compensation Committee have delegated to the Chief Executive Officer the administrative authority to award restricted shares and RSUs to employees in amounts considered immaterial to the Incentive Compensation Plan. The awards are subject to limitations and the provisions of the Incentive Compensation Plan and are reviewed by the Compensation Committee. The limitations include, but are not limited to, the number of shares of restricted stock and RSUs that may be awarded in any plan year and the number of shares of restricted stock and RSUs that may be awarded to any individual in one plan year.
      The 2007 activity for restricted shares of stock and RSUs is as follows:

				Weighted Average
		Restricted Stock		Grant Date Fair
Nonvested Shares	Restricted Shares	Units	Total	Value

Nonvested at February 24, 2006	660,000	121,750	781,750	$12.47
Granted	15,800	9,000	24,800	$17.77
Vested	(270,450)	(31,000)	(301,450)	$10.85
Forfeited	(5,000)	(5,500)	(10,500)	$13.73

Nonvested at August 25, 2006	400,350	94,250	494,600	$13.70

      As of August 25, 2006, there was $2.4 of remaining unrecognized compensation cost related to restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares and RSUs vested during Q2 and the first six months of 2007 was $1.1 and $5.4, respectively. Under SFAS 123(R), grants to retiree-eligible employees are considered fully vested. No shares were vested prior to Q1 2007.

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
      For performance shares and PSUs granted prior to 2007, one-third of the shares vest at the end of the three-year performance period and the remaining two-thirds vest over the next two years. The performance shares and PSUs will be issued as Class A Common Stock as they vest.
      Performance shares and PSUs are expensed and recorded in Additional paid in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the three to five year performance and vesting period based on the market value on the grant date and the estimated number of shares to be issued.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
      The performance shares expense and associated tax benefit in 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
	2006	2005	2006	2005

Performance shares expense	$0.6	$0.4	$2.1	$0.7
Tax benefit	0.2	0.1	0.8	0.3
      For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the three-year performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. The dividend equivalents on performance shares and PSUs are expensed and accrued over the three-year performance period. At the end of the performance period, the dividend equivalents will be paid.
      The actual number of common shares that ultimately may be issued ranges from zero to 886,000 shares based on actual performance levels. The 2007 activity for performance shares and PSUs is as follows:

		Weighted Average
		Grant Date Fair
Maximum Number of Nonvested Shares	Total	Value

Nonvested at February 24, 2006	652,000	$13.52

Granted	234,000	$19.07
Vested	—
Forfeited	—

Nonvested at August 25, 2006	886,000	$14.99

      As of August 25, 2006, there was $4.2 of remaining unrecognized compensation cost related to non-vested performance shares and PSUs, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

Stock Options
      Information relating to our stock options is as follows:

		Weighted Average	Aggregate
	Number of	Option Price Per	Intrinsic Value
Unexercised Options Outstanding	Shares	Share	(millions)

February 24, 2006	7,604,442	$16.46
Options granted	—	—
Options exercised	(802,273)	13.16
Options expired	(198,004)	22.85
Options forfeited	—	—

August 25, 2006	6,604,165	16.67	$4.2

Exercisable options:
August 25, 2006	6,604,165	$16.67	$4.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Stock Option Information August 25, 2006
	Outstanding and Exercisable Options

		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Options	Term (Years)	Exercise Price

$10.50 to $15.30	2,878,954	4.0	$12.40
$16.03 to $17.31	2,589,361	5.5	16.44
$28.00 to $36.50	1,135,850	1.5	28.01

$10.50 to $36.50	6,604,165	4.2	16.67

      The exercise price per share of options outstanding ranged from $10.50 to $36.50 as of August 25, 2006 and February 24, 2006.
      Information relating to option exercises under all share-based payment arrangements is as follows:

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
	2006	2005	2006	2005

Intrinsic value of options exercised	$—	$0.3	$4.3	$0.5
Cash received from option exercises	0.2	1.8	10.6	2.8
Tax benefit realized for tax deductions from option exercises	—	0.1	1.5	0.2

13.	SUBSEQUENT EVENTS
      On September 6, 2006, we acquired 100% of the outstanding stock of Softcare Innovations, Inc., a privately-held manufacturer of healthcare furnishings with headquarters in Waterloo, Ontario, and its sister company DJRT Manufacturing Inc. We will finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.
      On September 6, 2006, we redeemed the $250.0 senior unsecured unsubordinated notes that were due in November 2006, at their face value plus accrued interest of $4.9 and a make-whole premium of $0.4.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Summary
      This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the February 24, 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on May 2, 2006, as amended by the Form 10-K/ A, filed with the U.S. Securities and Exchange Commission on July 12, 2006. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q2 and Q1 reference the second and first quarter of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.
Results of Operations (Unaudited)

	Three Months Ended				Six Months Ended

	August 25,		August 26,		August 25,		August 26,
Income Statement Data	2006		2005		2006		2005

Revenue	$789.7	100.0%	$702.9	100.0%	$1,517.0	100.0%	$1,378.9	100.0%
Cost of sales	540.9	68.5	481.1	68.5	1,044.0	68.8	948.7	68.8
Restructuring costs	4.5	0.6	7.8	1.1	8.6	0.6	16.3	1.2

Gross profit	244.3	30.9	214.0	30.4	464.4	30.6	413.9	30.0
Operating expenses	202.0	25.5	186.8	26.5	393.9	26.0	369.2	26.8
Restructuring costs	(0.1)	0.0	1.9	0.3	0.1	0.0	4.2	0.3

Operating income	42.4	5.4	25.3	3.6	70.4	4.6	40.5	2.9
Non-operating items, net	1.6	0.2	(3.3)	(0.5)	2.4	0.2	(7.7)	(0.5)

Income before income tax expense	44.0	5.6	22.0	3.1	72.8	4.8	32.8	2.4
Income tax expense	17.4	2.2	8.2	1.1	28.0	1.8	12.3	0.9

Net income	$26.6	3.4%	$13.8	2.0%	$44.8	3.0%	$20.5	1.5%

Overview
      Revenue was $789.7 in Q2 2007, a 12.3% increase compared to the same period last year. Revenue increased for all of our reportable segments driven primarily by strong growth across most product categories in our North America segment. Q2 2007 revenue included $7.6 of favorable currency effects versus the same quarter last year and $3.7 for dealer acquisitions in our International segment that were completed during the last twelve months. During Q2 2007, we adopted EITF 04-5 which required us to consolidate $7.9 of revenue related to certain non-furniture businesses that are subsidiaries of a dealer we consolidate (See Note 2).
      Year-to-date revenue increased $138.1 or 10.0% compared to the same period last year. Revenue increased for all of our reportable segments, primarily driven by growth of 11.5% in our North America segment and 9.6% in our International segment compared to the same period last year. Year-to-date revenue included $3.0 of favorable currency effects versus the same period last year and $13.2 for dealer acquisitions and consolidations that were completed during the last twelve months.
      Cost of sales, which is reported separately from restructuring charges, as a percent of revenue was consistent with the prior year in Q2 2007 and year-to-date. International cost of sales improved by 1.2 percentage points over the prior year quarter and year-to-date through better operational performance. North America also saw an improvement of 0.7 percentage points over the prior year quarter and year-to-date, due to improved pricing yield and improved operational performance, despite higher material costs over the last twelve months. These improvements were offset by cost of sales percentage increases at PolyVision, due to higher discounting for certain product lines and some manufacturing inefficiencies. Cost of sales for Steelcase Design Partnership (“SDP”) also increased as a percent of sales because of a general increase in project business.
      Restructuring costs were significantly lower in the current year than the prior year. As a percentage of revenue, lower restructuring charges positively impacted gross margins by 0.5 percentage points and 0.6 percentage points in Q2 2007 and for the first half of 2007, respectively, as compared to the prior year.
      Operating expenses, which are reported separately from restructuring charges, were 25.5% and 26.5% of sales during Q2 2007 and 2006, respectively. Year-to-date operating expenses were 26.0% and 26.8% of sales for 2007 and 2006, respectively. Operating expenses increased by $15.2 compared to the prior year quarter and $24.7 year-to-date. The increase was driven by several factors including increased variable compensation expense, investments in growth initiatives, a prior year gain on the sale of a corporate aircraft, and expenses related to acquired businesses.
      Operating income of $42.4 compares to $25.3 in the prior year. The improvement was primarily due to better performance in our North America segment and lower restructuring charges. Included in our operating income are pretax restructuring charges of $4.4 compared to $9.7 last year. Year-to-date operating income of $70.4 increased by $29.9 versus the prior year.
      Non-operating income increased by $4.9 and $10.1 in Q2 2007 and year-to-date, respectively, compared to 2006, primarily due to higher cash balances and interest rates on cash balances. See Interest Expense and Other Income, Net section below for more information.
      We calculated our tax expense for the quarter using a 37% tax rate, and then added a $1.1 valuation reserve related to deferred tax assets, which results in an effective tax rate of 39.5% for the quarter. For the full year, we expect the effective tax rate to be approximately 37%.
      Net income in Q2 and year-to-date 2007 improved compared to the corresponding periods in the prior year primarily due to better performance in our North America segment, lower restructuring charges and an increase in interest income.
Interest Expense and Other Income, Net

	Three Months Ended		Six Months Ended

	August 25,	August 26,	August 25,	August 26,
Interest Expense and Other Income, Net	2006	2005	2006	2005

Interest expense	$(5.1)	$(4.4)	$(9.2)	$(9.6)

Other income, net:
Interest income	$6.7	$2.2	$11.4	$4.3
Equity in income (loss) of unconsolidated ventures	(2.0)	0.3	(2.3)	—
Elimination of minority interest in consolidated dealers	(0.9)	(1.6)	(2.3)	(2.0)
Foreign exchange gain (loss)	1.5	(0.1)	3.5	(0.3)
Other miscellaneous expenses	1.4	0.3	1.3	(0.1)

Total other income, net	$6.7	$1.1	$11.6	$1.9

Total non-operating items, net	$1.6	$(3.3)	$2.4	$(7.7)

      Interest expense in Q2 2007 was higher than the prior year due to the issuance of new senior notes in August. The redemption of the existing notes did not occur until September, so the timing of the issuance and redemption process crossed over fiscal quarters and thus resulted in a temporarily higher debt balance for a portion of Q2 2007.
      Other income, net increased $5.6 and $9.7 for the quarter and year-to-date, respectively, primarily due to higher cash balances and higher interest rates earned on those balances.
      The current year-to-date loss of $(2.3) related to our unconsolidated ventures was primarily the result of Q2 charges to adjust our investment in one of our unconsolidated ventures. The charges resulted from adjustments to prior years’ financial statements of the venture. The foreign exchange gains in the current year primarily resulted from gains on currency derivatives.
Business Segment Review
      See additional information regarding our business segments in Note 10 of the condensed consolidated financial statements.
North America

	Three Months Ended				Six Months Ended

Income Statement Data—	August 25,		August 26,		August 25,		August 26,
North America	2006		2005		2006		2005

Revenue	$463.5	100.0%	$401.3	100.0%	$870.9	100.0%	$781.3	100.0%
Cost of sales	326.2	70.4	285.5	71.1	618.5	71.0	559.9	71.7
Restructuring costs	3.6	0.8	5.0	1.3	5.6	0.7	10.9	1.4

Gross profit	133.7	28.8	110.8	27.6	246.8	28.3	210.5	26.9
Operating expenses	98.0	21.1	90.3	22.5	188.6	21.6	175.9	22.5

Operating income	$35.7	7.7%	$20.5	5.1%	$58.2	6.7%	$34.6	4.4%

      Operating income improved to 7.7% of sales in Q2 compared to 5.1% of sales in the prior year. Year-to-date operating income increased to 6.7% of sales through the first half of 2007 from 4.4% of sales in the prior year. Higher revenue, improved price yield management, improvements in operating expenses as a percentage of sales, and lower restructuring charges combined to improve our performance despite an inflationary cost environment.
      North America revenue increased 15.5% and accounted for 58.7% of consolidated revenue in Q2 2007, or 57.4% year-to-date. Revenue growth of $62.2 for the quarter and $89.6 year-to-date was driven by increased sales across most of our product categories. Q2 2007 revenue included $7.9 from the consolidation of dealer subsidiaries and $2.2 from favorable currency impacts related to sales by our subsidiary in Canada, compared to the prior year.
      Cost of sales, which is reported separately from restructuring charges, as a percent of revenue improved 0.7 percentage points in the current year quarter and year-to-date versus the prior year. The improvement was driven by margin improvements on our furniture product sales resulting from increased volume, pricing and previous restructuring efforts. This improvement was offset by a significant drop in gross margins for our consolidated dealers due to unfavorable shifts in product mix and a higher percentage of non-furniture sales that have a lower gross margin.
      Gross margin was 28.8% compared to 27.6% in the prior year quarter. Restructuring charges included in gross profit were $3.6 in the current quarter and $5.0 in the prior year quarter related to move and severance costs associated with our ongoing plant consolidation initiative. Year-to-date gross margin was 28.3%, a 1.4 percentage point improvement over the first half of the prior year, due to margin improvements on furniture product sales and lower restructuring charges.
      North America operating expenses were 21.1% of sales during Q2 2007 and 21.6% of sales year-to-date, an improvement of 1.4 percentage points over the prior year quarter and 0.9 percentage points year-to-date. Operating expenses increased in 2007 compared to 2006 primarily due to an increase in variable compensation expense and a prior year gain on the sale of a corporate aircraft.
      The wood category reduced operating income by $6.0 during Q2 2007 compared to $10.0 during Q1 2007 on a fully allocated basis. Operating improvements and reduced shipments of one particularly unprofitable order that is now complete helped reduce the loss. There are a number of projects underway to improve profitability.
      During Q2 2007, we signed a purchase agreement with Ashley Capital for the sale of the majority of our Grand Rapids campus. The sale is subject to the satisfaction of customary conditions to closing. We expect to close on the sale in the fourth quarter of this fiscal year, or the first quarter of next fiscal year.
International

	Three Months Ended				Six Months Ended

Income Statement Data	August 25,		August 26,		August 25,		August 26,
International	2006		2005		2006		2005

Revenue	$159.0	100.0%	$145.1	100.0%	$326.4	100.0%	$297.8	100.0%
Cost of sales	108.3	68.1	100.5	69.3	220.8	67.7	205.2	68.9
Restructuring costs	0.9	0.6	2.7	1.8	3.0	0.9	5.3	1.8

Gross profit	49.8	31.3	41.9	28.9	102.6	31.4	87.3	29.3
Operating expenses	50.2	31.6	43.9	30.3	98.4	30.1	89.6	30.1
Restructuring costs	—	—	2.1	1.4	—	—	4.4	1.4

Operating income (loss)	$(0.4)	(0.3)%	$(4.1)	(2.8)%	$4.2	1.3%	$(6.7)	(2.2)%

      International reported an operating loss of ($0.4) and ($4.1) in Q2 2007 and 2006, respectively. The current quarter improvement in operating income is the result of lower restructuring costs compared to the prior year. Second quarter results were negatively affected by the August vacation season in many key markets. Year-to-date operating income was $4.2, up $10.9 from the prior year, driven by lower restructuring costs and increased profitability in most markets, most notably Spain and eastern Europe.
      International revenue represented 20.1% of consolidated revenue in Q2 2007. Currency translation had the effect of increasing revenue by $5.4 in Q2 2007 as compared to the prior year, but had an insignificant impact year-to-date. Current quarter and year-to-date revenue included $3.7 and $5.4 from acquisitions that were completed during the past twelve months. Year-to-date revenue represented 21.5% of consolidated revenue and increased 9.6% compared to the first half of 2006. Revenues increased across most of our international regions during the first half of 2007 versus 2006.
      Cost of sales, which is reported separately from restructuring charges, as a percentage of revenue improved by 1.2 percentage points compared to 2006 for Q2 and year-to-date. The Q2 and year-to-date improvement included lower manufacturing fixed costs because of prior restructuring efforts and improved productivity from implementation of lean principles. In addition, better price and discount performance was only partially offset by higher material costs. We also had a more favorable mix of business in our larger markets, which improved our yield.
      Gross margin was 31.3% of revenue during Q2 2007, a 2.4 percentage point improvement versus Q2 2006, and year-to-date gross margin was 31.4%, a 2.1 percentage point improvement over the first half of 2006. The improvements in gross margin are due to lower restructuring costs, a more favorable mix of business in our larger markets, and benefits from prior restructuring activities.
      Operating expenses, which are reported separately from restructuring charges, in the current year quarter were $50.2 compared to $43.9 in the prior year quarter. The increase included unfavorable currency effects as compared to the prior year, higher marketing and information technology costs and higher expenses related to acquired dealers. Year-to-date operating expenses were $98.4 in 2007 versus $89.6 in 2006. The increase included $3.1 related to acquired dealers and a reduction of $0.3 from favorable currency effects compared to the prior year. Year-to-date operating expenses as a percent of sales were consistent with the prior year.
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
Steelcase Design Partnership

	Three Months Ended				Six Months Ended

Income Statement Data—	August 25,		August 26,		August 25,		August 26,
Steelcase Design Partnership	2006		2005		2006		2005

Revenue	$90.9	100.0%	$85.9	100.0%	$174.8	100.0%	$168.7	100.0%
Cost of sales	57.1	62.8	53.1	61.8	110.0	62.9	104.2	61.8

Gross profit	33.8	37.2	32.8	38.2	64.8	37.1	64.5	38.2
Operating expenses	25.1	27.6	24.6	28.6	49.2	28.1	48.3	28.6
Restructuring charges	(0.1)	(0.1)	—	—	0.1	0.1	—	—

Operating income	$8.8	9.7%	$8.2	9.6%	$15.5	8.9%	$16.2	9.6%

      SDP reported an $8.8 operating profit in the second quarter versus $8.2 in the prior year. As a percentage of sales, SDP operating income was 9.7% compared to 9.6% in the prior year.
      Revenue increased $5.0 or 5.8% over the prior year quarter due to strong sales growth in upholstery and specialty fabrics. SDP revenue represented 11.5% of consolidated revenue in Q2 2007 and year-to-date.
      Gross margins were 37.2% and 37.1% during Q2 and year-to-date respectively in 2007, compared to 38.2% for the corresponding periods in 2006. The decline in second quarter and year-to-date margins was due to a higher mix of project business and some capacity issues at one of the plants.
      SDP operating expenses as a percentage of sales were 27.6% in the current year quarter and 28.1% year to date, which was down from 28.6% in the prior year quarter and year to date, primarily because of higher sales volume.
Other

	Three Months Ended		Six Months Ended

	August 26,	August 26,	August 25,	August 26,
Income Statement Data— Other	2005	2005	2006	2005

Revenue	$76.3	$70.6	$144.9	$131.1
Restructuring benefit	—	0.1	—	0.1
Operating income (loss)	(1.7)	0.7	(7.5)	(3.6)
      Our Other category reported a loss of ($1.7) compared to a profit of $0.7 in the prior year. Year to date, the Other category shows a current year loss of ($7.5) compared to a loss of ($3.6) in the prior year. This is primarily related to a decline in PolyVision profitability because of intense price-based competition in a key product line, and some operational inefficiency in a particular plant.

Liquidity and Capital Resources
      The following table summarizes our statement of cash flows for the six months ended August 25, 2006 and August 26, 2005:

	Six Months Ended

	August 25,	August 26,	Increase
	2006	2005	(Decrease)

Net cash flow provided by (used in):
Operating activities	$82.6	$15.6	$67.0
Investing activities	(7.8)	123.2	(131.0)
Financing activities	202.0	(70.6)	272.6
Effect of exchange rate changes on cash and cash equivalents	6.4	2.3	4.1

Net increase in cash and cash equivalents	283.2	70.5	212.7
Cash and cash equivalents, beginning of period	423.8	216.6	207.2

Cash and cash equivalents, end of period	$707.0	$287.1	$419.9

Cash provided by operating activities

	Six Months Ended

	August 25,	August 26,
Cash Flow Data—Operating Activities	2006	2005

Net income	$44.8	$20.5
Depreciation and amortization	52.0	61.1
Changes in operating assets and liabilities, net of corporate acquisitions	(30.9)	(63.2)
Deferred income taxes	12.7	(5.1)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(2.2)	—
Other, net	6.2	2.3

Net cash provided by operating activities	$82.6	$15.6

      Cash provided by operating activities during 2007 was primarily the result of growth in net income, add-backs for depreciation and amortization, and reductions in our deferred tax assets. These increases were partially offset by payments for variable compensation made during Q1.
      Compared to 2006, operating cash flows in 2007 have benefited from improved working capital performance in North America and International and increased utilization of deferred tax assets.
      The $2.2 “excess tax benefit from exercise of stock options and vesting of restricted stock” represents the realized tax benefit related to the amount of deductible compensation for tax purposes in excess of the amount recognized for financial reporting purposes. This item is reclassified from “cash used in operating activities” to “cash used in financing activities” as required with the adoption of SFAS 123(R) during Q1 2007.

Cash (used in) provided by investing activities

	Six Months Ended

	August 25,	August 26,
Cash Flow Data—Investing Activities	2006	2005

Capital expenditures	$(22.0)	$(39.2)
Short-term investments, liquidations	—	131.6
Proceeds from the disposal of fixed assets	4.6	21.0
Net proceeds from repayments of leases	6.3	7.6
Other, net	3.3	2.2

Net cash (used in) provided by investing activities	$(7.8)	$123.2

      Net cash used in investing activities during 2007 was primarily for capital expenditures. We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain the business and to preserve our ability to introduce innovative, new products. For 2007 and 2006, capital expenditures were less than depreciation, which represented a source of cash. In the prior year, we made payments of $18.0 for the replacement of a corporate aircraft, which were included in capital expenditures.
      We generated cash from investing activities for the six months ended August 26, 2005 primarily through the sale and conversion of all of our short-term investments in auction rate securities to cash.
Cash provided by (used in) financing activities

	Six Months Ended

	August 25,	August 26,
Cash Flow Data— Financing Activities	2006	2005

Issuance of long-term debt, net	$249.3	$—
Repayments of long-term debt	(6.1)	(50.6)
Repayments of lines of credit, net	(2.0)	(0.7)
Dividends paid	(30.0)	(22.3)
Common stock issuances	11.0	3.0
Common stock repurchases	(22.4)	—
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash provided by (used in) financing activities	$202.0	$(70.6)

      The primary source of cash in financing activities during 2007 relates to the issuance of $250.0 of senior unsecured unsubordinated notes during Q2 2007. This source was partially offset by dividends, share repurchases and normal recurring payments on our other debt obligations.
      We paid common stock dividends of $0.10 per share during Q2 and Q1 2007 and $0.09 and $0.06 during Q2 and Q1, 2006, respectively.
      The exercise of employee stock options generated $11.0 and $3.0 during the first half of 2007 and 2006, respectively.
      During Q2 2007, we repurchased 1.35 million shares for $21.3 under the share repurchase program. Approximately 2.2 million shares remain available for repurchase under the Board’s authorization. We currently have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements
      During Q2 2007, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
      Our contractual obligations as of August 25, 2006 are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt and short-term borrowings	$506.0	$255.7	$0.9	$249.4	$—
Estimated interest on debt obligations	85.2	20.3	32.5	32.4	—
Operating leases	272.4	51.4	77.8	58.3	84.9
Committed capital expenditures	40.0	11.1	28.9	—	—
Purchase obligations	11.7	11.7	—	—	—
Other long-term liabilities	226.2	50.9	37.6	38.6	99.1

Total	$1,141.5	$401.1	$177.7	$378.7	$184.0

      Total consolidated debt as of August 25, 2006 was $506.0. The increase in total debt from February 24, 2006 was driven by the issuance of senior unsecured unsubordinated notes in August 2006, which are due in August 2011 (“2011 Notes”). The proceeds from the 2011 Notes were used to redeem notes that were due in November 2006 (“2006 Notes”), on September 6, 2006.
      Of the $255.7 of debt payments due in less than one year (as presented in the contractual obligations table above), $249.9 relates to the 2006 Notes that were redeemed on September 6, 2006, $3.8 relates to foreign revolving credit facilities, capitalized lease obligations and notes payable, and $2.0 relates to U.S. dollar notes payable obligations.
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
      The contractual obligations table above is current as of August 25, 2006. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities
      Our total liquidity facilities as of August 25, 2006 were:

Amount

Global committed bank facility	$200.0
Various uncommitted lines	86.7

Total credit lines available	286.7
Less: borrowings outstanding	3.2

Available capacity (subject to covenant constraints)	$283.5

      We have the option of increasing the committed bank facility from $200.0 to $300.0, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities as of the end of Q2 2007, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.
      Total consolidated debt as of August 25, 2006 was $506.0. Our debt primarily consists of $249.3 in term notes due November 2011 (See Note 8) with an effective interest rate of 6.33% and $249.9 in term notes due November 2006 with an effective interest rate of 6.32%, which were redeemed on September 6, 2006 (See Note 13).
      The current cash and cash equivalents balance, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.
      Our long-term debt rating is BBB- with a positive outlook from Standard & Poor’s and Ba1 with a positive outlook from Moody’s Investor Services.
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
Foreign Exchange Risk
      During Q2 2007, no material change in foreign exchange risk occurred.
Interest Rate Risk
      During Q2 2007, no material change in interest rate risk occurred.
Equity Price Risk
      During Q2 2007, no material change in equity price risk occurred.

ITEM 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 25, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of August 25, 2006, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
      (b) Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
      The following is a summary of share repurchase activity during Q2 2007.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	(a)	(b)	Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs

5/27/06— 6/30/06	225,000	$16.40	225,000	3,349,593
7/1/06— 7/28/06	1,125,000	15.66	1,125,000	2,224,593
7/29/06— 8/25/06	—	—	—	—

Total	1,350,000		1,350,000	2,224,593

(1)	In June 1998, September 1999 and September 2000, we announced the approval by our Board of Directors of a share repurchase program which permitted us to purchase up to 11 million shares of our common stock. This program has no specific expiration date. No repurchase plans expired or were terminated during Q2 2007, nor do any plans exist under which we do not intend to make further purchases.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      The Company held its annual meeting of shareholders on June 22, 2006. At that meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:
      Proposal to elect four Directors to serve three-year terms expiring at the 2009 annual meeting.

	For	Withheld

William P. Crawford	694,893,008	23,142,779
Elizabeth Valk Long	712,353,931	5,681,856
Robert C. Pew III	709,920,991	8,114,797
Cathy D. Ross	713,575,078	4,460,709
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

James P. Keane
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)
Date: October 3, 2006

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee(1)

4.2	Form of Global Note Representing 6.5% Senior Notes Due 2011(1)

4.3	Officers’ Certificate of Steelcase(1)

4.4	Amendment No. 1 to Credit Agreement, issued August 31, 2006 among Steelcase Inc., certain institutions, JP Morgan Chase Bank, National Association as the administrative agent for the Lenders

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on August 7, 2006, and incorporated herein by reference.