Form 10-Q
period 2006-11-24
STEELCASE INC
filed 2007-01-03
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2006
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

As of December 29, 2006, Steelcase Inc. had 78,212,942 shares of Class A Common Stock and 70,277,233 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 24, 2006

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
	2006	2005	2006	2005
Revenue	$802.0	$750.7	$2,319.0	$2,129.6
Cost of sales	549.2	521.1	1,593.2	1,469.8
Restructuring costs	5.5	5.9	14.1	22.2

Gross profit	247.3	223.7	711.7	637.6
Operating expenses	206.6	189.6	600.5	558.8
Restructuring costs	0.2	1.4	0.3	5.6

Operating income	40.5	32.7	110.9	73.2
Interest expense	(5.1)	(4.2)	(14.3)	(13.8)
Other income, net	13.9	2.6	25.5	4.5

Income before income tax expense	49.3	31.1	122.1	63.9
Income tax expense	16.5	12.0	44.5	24.3

Net income	$32.8	$19.1	$77.6	$39.6

Basic and diluted earnings per share	$0.22	$0.13	$0.52	$0.27

Dividends per common share	$0.12	$0.09	$0.32	$0.24

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 24,	February 24,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$525.0	$423.8
Accounts receivable, net	398.1	381.9
Inventories	159.7	147.9
Deferred income taxes	57.0	80.3
Other current assets	87.4	94.2

Total current assets	1,227.2	1,128.1
Property and equipment, net	476.6	524.8
Company owned life insurance	204.9	196.6
Deferred income taxes	162.7	154.6
Goodwill	216.1	211.1
Other intangible assets, net	75.8	73.7
Other assets	59.8	55.6

Total assets	$2,423.1	$2,344.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226.6	$189.6
Short-term borrowings and current portion of long-term debt	6.0	261.8
Accrued expenses:
Employee compensation	134.8	127.9
Employee benefit plan obligations	30.1	34.1
Other	236.3	222.8

Total current liabilities	633.8	836.2

Long-term liabilities:
Long-term debt	250.1	2.2
Employee benefit plan obligations	237.0	239.7
Other long-term liabilities	68.7	61.5

Total long-term liabilities	555.8	303.4

Total liabilities	1,189.6	1,139.6

Shareholders’ equity:
Common stock	290.3	309.9
Additional paid in capital	5.9	3.4
Accumulated other comprehensive loss	(26.2)	(39.1)
Deferred compensation—restricted stock	—	(3.1)
Retained earnings	963.5	933.8

Total shareholders’ equity	1,233.5	1,204.9

Total liabilities and shareholders’ equity	$2,423.1	$2,344.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	November 24,	November 25,
	2006	2005
OPERATING ACTIVITIES
Net income	$77.6	$39.6
Depreciation and amortization	77.6	91.1
Changes in operating assets and liabilities, net of acquisitions	9.8	(48.9)
Change in deferred income taxes	23.7	5.3
Other, net	3.7	5.9

Net cash provided by operating activities	192.4	93.0

INVESTING ACTIVITIES
Capital expenditures	(33.9)	(54.0)
Short-term investments, liquidations	—	131.6
Acquisitions, net of cash acquired	(13.6)	(6.2)
Net decrease (increase) in notes receivable	8.9	(2.3)
Proceeds from the disposal of fixed assets	8.1	23.8
Net proceeds from repayments of leases	7.8	13.6
Other, net	3.1	4.3

Net cash (used in) provided by investing activities	(19.6)	110.8

FINANCING ACTIVITIES
Issuance of long-term debt, net	249.3	—
Repayments of long-term debt	(251.9)	(54.1)
Repayments of lines of credit, net	(6.2)	(2.7)
Dividends paid	(47.9)	(35.7)
Common stock issuances	11.5	3.9
Common stock repurchases	(32.2)	(3.4)
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash used in financing activities	(75.2)	(92.0)

Effect of exchange rate changes on cash and cash equivalents	3.6	3.2

Net increase in cash and cash equivalents	101.2	115.0
Cash and cash equivalents, beginning of period	423.8	216.6

Cash and cash equivalents, end of period	$525.0	$331.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2006 (“Form 10-K”) as amended by the Form 10-K/A, filed with the U.S. Securities and Exchange Commission on July 12, 2006. As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries.

Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3, Q2 and Q1 reference the third, second, and first quarter, respectively, of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARDS

FIN No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, of the adoption of FIN 48 on our financial statements, and we expect to adopt FIN 48 in 2008.

EITF Issue No. 04-5

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 was effective for the first reporting period in fiscal years beginning after December 15, 2005. As a result of adopting EITF 04-5, during Q2 2007 we began consolidating certain non-furniture partnerships related to one of our consolidated dealers that were not previously

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

consolidated. The impact of the consolidation increased our year-to-date 2007 revenue by $12.5 and operating income by $1.2. The equity interest we hold does not share in the net income of the subsidiary, per the subsidiary’s operating agreement. The impact of consolidating these businesses did not have a material impact on our financial statements.

SFAS No. 123(R)

At the beginning of 2007, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004), using the modified prospective transition method. The adoption of SFAS No. 123(R) had the following year-to-date impact in 2007: Income before income tax expense was reduced by $1.1, Net income was reduced by $0.7, Net cash provided by operating activities was reduced by $2.2 and Net cash used in financing activities was increased by $2.2. There was no impact on basic or diluted earnings per share.

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

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and nine months ended November 24, 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation:

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	November 25,	November 25,
SFAS No. 123 Pro Forma Data	2005	2005
Net income, as reported	$19.1	$39.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	2.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(0.7)	(2.3)

Pro forma net income	$19.1	$39.4

Earnings per share:
Basic and diluted—as reported	$0.13	$0.27

Basic and diluted—pro forma	$0.13	$0.27

The reported and pro forma net income and earnings per share for the three and nine month periods ended November 24, 2006 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS No. 123(R).

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

SFAS No. 158

In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132®.” SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We plan to adopt this statement at the end of 2007.

Based on our funded status of plan obligations disclosed in Note 8 of our Annual Report on Form 10-K, as amended, for the year ended February 24, 2006, the estimated impact of adopting SFAS No. 158 would have been an increase to accumulated other comprehensive income within stockholders’ equity of approximately $10 million. In addition, during Q3 2007, we reduced our survivor benefit coverage under the Steelcase Inc. Employee Benefit Plan, which would have an additional impact of increasing accumulated other comprehensive income by approximately $12 million (see Note 8).

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for our fiscal year ending February 23, 2007. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

3.	ACQUISITION AND DECONSOLIDATION

In September 2006, we acquired 100% of the common stock of Softcare Innovations, Inc., and its sister company, DJRT Manufacturing, Inc. (collectively “Softcare”), for $13.6 in cash. As a result of the purchase price allocation, we recorded intangible assets of $5.5 and goodwill of $6.6. The acquisition of these companies is part of our strategy to grow our healthcare division, Nurture by Steelcase. Softcare has a portfolio of patient room casegoods and healthcare seating products that will expand Nurture’s ability to provide holistic solutions for its customers. We expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in Q1 2008 when we obtain information sufficient to complete the working capital adjustments, but in any case, within one year after acquisition. The purchase of Softcare did not have a material impact on our financial statements.

During Q3 2007, a consolidated variable interest dealer paid off its transition financing and equity balances, resulting in a non-operating gain of $3.6. The payoff required us to reconsider the consolidation of this dealer under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. As a result, we determined that we were no longer the primary beneficiary, and we deconsolidated the dealer. Our year-to-date consolidated financial statements include $13.1 of revenue, $7.6 of gross profit, $5.2 of operating expenses, $2.4 of operating income, and ($2.4) of other income, net, related to the consolidated dealer. There was no impact on net income because the equity interest we held did not share in the net income of the subsidiary, per the subsidiary’s operating agreement.

4.	EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
Components of Earnings Per Share	2006	2005	2006	2005
Numerator:
Net income	$32.8	$19.1	$77.6	$39.6

Denominators:
Denominator for basic EPS—weighted average common shares outstanding	148.1	148.3	148.9	148.2
Potentially dilutive shares resulting from stock incentive plan awards	1.1	0.4	1.4	0.4

Denominator for diluted EPS	149.2	148.7	150.3	148.6

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of outstanding restricted shares to the extent those shares have not vested.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, diluted earnings per share does not reflect the effects of 1.1 million shares related to outstanding stock incentive plan awards as of November 24, 2006 and 5.8 million shares as of November 25, 2005 because those shares or potential shares were anti-dilutive.

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
Components of Comprehensive Income	2006	2005	2006	2005
Net income	$32.8	$19.1	$77.6	$39.6
Other comprehensive income (loss):
Foreign currency translation	(2.2)	(11.7)	10.8	(19.1)
Derivative adjustments, net of tax	—	6.0	1.3	10.3
Minimum pension liability, net of tax	(0.1)	0.1	0.8	0.2

Total	(2.3)	(5.6)	12.9	(8.6)

Comprehensive income	$30.5	$13.5	$90.5	$31.0

In Q3 2007, the foreign currency translation loss was primarily due to a loss from the weakening of the Canadian dollar to the U.S. dollar, partially offset by the strengthening of the euro to the U.S. dollar. For the nine months ended November 24, 2006, the foreign currency translation income was primarily due to the strengthening of the Canadian dollar and euro to the U.S. dollar. Foreign currency translation losses in Q3 2006 and for the nine months ended November 25, 2005 were primarily due to the strengthening of the U.S. dollar against the euro.

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

	November 24,	February 24,
Inventories	2006	2006
Finished goods	$94.3	$87.2
Work in process	29.3	27.8
Raw materials	65.7	60.3

	189.3	175.3
LIFO reserve	(29.6)	(27.4)

Total	$159.7	$147.9

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The portion of inventories determined by the LIFO method aggregated $70.4 as of November 24, 2006 and $61.9 as of February 24, 2006.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill, by business segment and category, is as follows:

				Currency
Goodwill by Business Segment	February 24,		Dispositions/	Translation	November 24,
and Category	2006	Additions	Adjustments	Adjustment	2006
North America	$43.7	$6.6	$(1.6)	$—	$48.7
International	42.1	—	(3.1)	3.1	42.1
Steelcase Design Partnership	63.1	—	—	—	63.1
Other	62.2	—	—	—	62.2

Total	$211.1	$6.6	$(4.7)	$3.1	$216.1

The addition to goodwill in North America relates to the acquisition of Softcare, which was completed during Q3 2007 (See Note 3).

As of November 24, 2006 and February 24, 2006, our other intangible assets and related accumulated amortization consisted of the following:

		November 24, 2006			February 24, 2006
	Weighted Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	12.2	$53.8	$24.0	$29.8	$53.8	$20.2	$33.6
Trademarks	8.8	29.6	24.0	5.6	29.4	25.7	3.7
Non-compete agreements	6.2	1.1	0.2	0.9	1.0	0.1	0.9
Other	3.1	10.1	2.8	7.3	5.2	1.9	3.3

Total		94.6	51.0	43.6	89.4	47.9	41.5

Intangible assets not subject to amortization:
Trademarks	n/a	32.2	—	32.2	32.2	—	32.2

Total Intangible Assets		$126.8	$51.0	$75.8	$121.6	$47.9	$73.7

The increase in other intangible assets relates primarily to the acquisition of Softcare, which was completed during Q3 2007 (See Note 3).

In Q3 2007 and Q3 2006, we recorded amortization expense of $2.8 and $2.2, respectively, on intangible assets subject to amortization. Through Q3 2007, we recorded amortization expense of $7.2 as compared to $6.5 through November 2005. Based on the current amount of intangible assets

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

subject to amortization, the estimated amortization expense for each of the following five fiscal years is as follows:

Estimated Amortization Expense
Year Ending February	Amount
2007	$9.2
2008	8.2
2009	7.9
2010	5.5
2011	4.5

As events such as potential acquisitions, dispositions or impairments occur in the future, these amounts may change.

8.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

In connection with an amendment to the Steelcase Inc. Employee Benefit Plan, which reduced certain surviving spouse benefits, we remeasured our accumulated post-retirement benefit obligation (“APBO”) as of November 24, 2006. As a result of the remeasurement, the APBO decreased by $18.6. In addition, the discount assumption was revised based on trends and recent experience from 5.7% in the February 24, 2006 valuation to 5.9% in the November 24, 2006 valuation.

During Q3, 2007, we received $0.4 in Medicare Part D subsidy reimbursements. We do not have sufficient information to estimate the amount of any future proceeds for the remainder of 2007.

	Three Months Ended				Nine Months Ended
	Pension Plans		Post-retirement Plans		Pension Plans		Post-retirement Plans
	November 24,	November 25,	November 24,	November 25,	November 24,	November 25,	November 24,	November 25,
Components of Expense	2006	2005	2006	2005	2006	2005	2006	2005

Components of expense:
Service cost	$0.7	$0.8	$0.4	$0.6	$2.0	$2.5	$1.2	$1.6
Interest cost	1.1	1.2	2.3	2.8	3.2	3.5	6.8	8.4
Amortization of prior year service cost (gain)	—	—	(1.4)	(1.2)	0.1	—	(4.2)	(3.8)
Expected return on plan assets	(0.9)	(0.8)	—	—	(2.6)	(2.4)	—	—
Adjustment due to plan curtailment	—	—	(0.1)	0.1	—	—	(0.3)	(2.2)
Adjustment due to plan settlement		—	—	—	0.1	—	—	—
Amortization of unrecognized net actuarial loss	0.4	0.4		0.5	1.1	1.1	0.1	1.7

Net expense	$1.3	$1.6	$1.2	$2.8	$3.9	$4.7	$3.6	$5.7

We expect to contribute $3.6 to our pension plans and $10.1 to our post-retirement medical plans during 2007. As of November 24, 2006, contributions of $3.2 and $7.2 have been made to our pension and post-retirement plans, respectively.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rates Range		Fiscal Year	November 24,	February 24,
Debt Obligations	at November 24, 2006		Maturity Range	2006	2006
U.S. dollar obligations:
Senior notes due August 2011	6.5%		2011	$249.3	$—
Senior notes due November 2006	—		2007	—	249.8
Notes payable	6.0	%-7.0%	2007-2011	2.3	7.8
Capitalized lease obligations	6.0%		2007-2008	0.2	—

				251.8	257.6

Foreign currency obligations:
Notes payable	—		2007	—	0.2
Revolving credit facilities	6.0%		2007	4.1	4.9
Capitalized lease obligations	3.5	%-4.1%	2007-2008	0.2	1.3

				4.3	6.4

Total short-term borrowings and long-term debt				256.1	264.0
Short-term borrowings and current portion of long-term debt				6.0	261.8

Long-term debt				$250.1	$2.2

In August 2006, we issued $250.0 of unsecured unsubordinated senior notes, due in August 2011 (“2011 Notes”). The 2011 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and will be amortized over the life of the notes. Although the coupon rate of the 2011 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount, offset by the deferred gain on interest rate locks related to the debt issuance. The 2011 Notes rank equally with all of our other unsecured unsubordinated indebtedness.

In September 2006, we redeemed $250.0 of senior subordinated notes which were due in November 2006 at face value, plus $4.9 of accrued interest and a $0.4 make-whole premium.

Annual Maturities of Short-Term Borrowings and Long-Term Debt

Year Ending February	Amount
2007	$6.0
2008	0.4
2009	0.1
2010	0.1
2011 and Thereafter	249.5

$256.1

10.	RESTRUCTURING COSTS

During 2007, we incurred restructuring costs of $10.8 in our North America segment as we continued the initiative to consolidate our North America manufacturing operations. We incurred restructuring costs of $3.4 in our International segment which included an impairment related to our Strasbourg campus, which we exited in connection with previous restructuring activities, and severance charges related to the exit of certain other operations in Morocco and France.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring costs are summarized in the following table:

	Fiscal 2007
	Three Months Ended			Nine months
				ended
	May 26,	August 25,	November 24,	November 24,
Restructuring Costs	2006	2006	2006	2006
Cost of sales:
North America	$2.0	$3.6	$5.2	$10.8
International	2.1	0.9	0.3	3.3

Total	$4.1	$4.5	$5.5	$14.1

Operating expenses:
International	$—	$—	$0.1	$0.1
Steelcase Design Partnership	0.2	(0.1)	0.1	0.2

Total	$0.2	$(0.1)	$0.2	$0.3

Below is a reconciliation of the restructuring reserve for activity during 2007:

		Business
		Exit and
	Workforce	Related
Restructuring reserve	Reductions	Costs	Total
Reserve balance as of February 24, 2006	$3.9	$7.0	$10.9
Total restructuring costs	3.5	10.9	14.4
Payments	(4.6)	(10.3)	(14.9)
Non-cash and other adjustments	1.0	(5.7)	(4.7)

Reserve balance as of November 24, 2006	$3.8	$1.9	$5.7

Non-cash and other adjustments incurred during 2007 primarily relate to asset impairment charges within our International and North America segments. The reserve balance as of November 24, 2006 for business exit and related costs primarily relates to lease termination costs within our International segment.

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

Product Warranty	Amount
Balance as of February 24, 2006	$21.4
Accruals for warranty charges	9.0
Settlements and adjustments	(8.2)

Balance as of November 24, 2006	$22.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	November 24,	February 24,
Guarantees and Performance Bonds	2006	2006
Performance bonds—dealers and joint ventures	$2.4	$7.6
Guarantees with dealers and joint ventures	1.5	1.4
Guarantees—other	0.7	1.0

Total	$4.6	$10.0

We are party to performance bonds for certain installation or construction activities of certain Steelcase dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds; however, reserves totaling $0.2 are recorded as of November 24, 2006 to cover potential losses for performance bonds entered into subsequent to December 31, 2002.

We are contingently liable under guarantees to third parties for the benefit of certain Steelcase dealers and joint ventures in the event of default of a financial obligation. The guarantees generally have terms ranging from one to ten years. During Q3 2007, we paid $0.1 under one guarantee. Reserves totaling $0.3 are recorded as of November 24, 2006 to cover potential losses for loan and lease guarantees.

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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
Operating Segment Income Statement Data	2006	2005	2006	2005
Revenue
North America	$434.9	$433.0	$1,305.8	$1,214.3
International	199.6	167.4	526.0	465.2
Steelcase Design Partnership	95.3	86.8	270.1	255.5
Other	72.2	63.5	217.1	194.6

Consolidated revenue	$802.0	$750.7	$2,319.0	$2,129.6

Operating income (loss)
North America	$21.4	$19.5	$79.6	$54.1
International	15.8	6.6	20.0	(0.1)
Steelcase Design Partnership	9.5	10.0	25.0	26.2
Other	(6.2)	(3.4)	(13.7)	(7.0)

Consolidated operating income	$40.5	$32.7	$110.9	$73.2

Balance sheet data by reporting segment is presented below:

	November 24,	February 24,
Operating Segment Balance Sheet Data	2006	2006
Total assets
North America	$1,045.5	$1,073.7
International	524.0	493.4
Steelcase Design Partnership	140.2	140.1
Other (1)	713.4	637.3

Consolidated total assets	$2,423.1	$2,344.5

(1)	The assets within Other include corporate cash balances.

13.	STOCK INCENTIVE PLANS

Restricted Stock

Under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”), the Compensation Committee approved the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) to key employees. Restricted shares and RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. These restrictions lapse when the restricted shares and RSUs vest three years after the date of grant. When RSUs vest, they are converted to unrestricted shares of Class A Common Stock.

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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The restricted stock and RSU expense and associated tax benefit in 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
	2006	2005	2006	2005
Restricted stock and RSU expense	$0.5	$0.7	$2.2	$2.3
Tax benefit	0.2	0.3	0.8	0.9

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

The 2007 activity for restricted shares of stock and RSUs is as follows:

				Weighted Average
		Restricted Stock		Grant Date Fair
Nonvested Shares	Restricted Shares	Units	Total	Value
Nonvested at February 24, 2006	660,000	121,750	781,750	$12.47
Granted	31,100	10,000	41,100	$17.09
Vested	(288,950)	(31,000)	(319,950)	$10.94
Forfeited	(6,500)	(5,500)	(12,000)	$13.69

Nonvested at November 24, 2006	395,650	95,250	490,900	$13.83

As of November 24, 2006, there was $2.1 of remaining unrecognized compensation cost related to restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares and RSUs vested during Q3 and the first nine months of 2007 was $0.3 and $5.7, respectively. Under SFAS 123(R), grants to retiree-eligible employees are considered fully vested. No shares were vested prior to the adoption of SFAS 123(R) in Q1 2007.

Performance Shares and Performance Units

In Q1 2007, the Company made awards of performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measures for the 2007 awards are based on a combination of a cumulative three-year cash flow calculation and average annual operating income for the three-year performance period. Both measures meet the definitions within the Incentive Compensation Plan for performance-based compensation. After completion of the performance period for these performance shares and PSUs, the number of the shares earned will be determined and issued as Class A Common Stock.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For performance shares and PSUs granted prior to 2007, the number of shares earned will be determined after completion of the applicable three-year performance period. One-third of the shares vest at the end of the performance period and the remaining two-thirds vest over the next two years. For performance shares, the number of shares earned will be issued as restricted shares of Class A Common Stock at the end of the performance period, subject to vesting, and for PSUs, the number of shares earned will be issued as Class A Common Stock as they vest.

Performance shares and PSUs are expensed and recorded in Additional paid in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the three to five year performance and vesting periods based on the market value on the grant date and the estimated number of shares to be issued.

The performance shares expense and associated tax benefit in 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
	2006	2005	2006	2005
Performance shares expense	$0.6	$0.4	$2.7	$1.1
Tax benefit	0.2	0.1	1.0	0.4

For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the three-year performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. The dividend equivalents on performance shares and PSUs are expensed and accrued over the three-year performance period. At the end of the performance period, the dividend equivalents will be paid in the form of cash or Class A Common Stock, at the discretion of the Board of Directors. During any vesting period following the performance period, holders of performance shares will receive cash dividends on the shares earned, and holders of PSUs will receive quarterly cash payments on the shares earned equal to the dividend that the Company declares and pays on its Class A Common Stock.

The actual number of common shares that ultimately may be issued ranges from zero to 886,000 shares based on actual performance levels. The 2007 activity for performance shares and PSUs is as follows:

		Weighted Average
		Grant Date Fair
Maximum Number of Nonvested Shares	Total	Value
Nonvested at February 24, 2006	652,000	$13.52
Granted	234,000	$19.07
Vested	—
Forfeited	—

Nonvested at November 24, 2006	886,000	$14.99

As of November 24, 2006, there was $3.2 of remaining unrecognized compensation cost related to non-vested performance shares and PSUs, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 2.6 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Information relating to our stock options is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
Unexercised Options Outstanding	Shares	Option Price per Share	(millions)
February 24, 2006	7,604,442	$16.46
Options granted	—	—
Options exercised	(843,029)	$13.12
Options expired	(220,442)	$22.82
Options forfeited	—	—

November 24, 2006	6,540,971	$16.68	$20.0

Exercisable options:
November 24, 2006	6,540,971	$16.68	$20.0

	Stock Option Information November 24, 2006
	Outstanding and Exercisable Options
		Weighted-Average
		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Options	Term (Years)	Exercise Price
$10.50 to $15.30	2,836,600	4.0	$12.40
$16.03 to $17.31	2,581,021	5.5	$16.44
$28.00 to $36.50	1,123,350	1.5	$28.01

$10.50 to $36.50	6,540,971	4.2	$16.68

The exercise price per share of options outstanding ranged from $10.50 to $36.50 as of November 24, 2006 and February 24, 2006.

Information relating to option exercises under all share-based payment arrangements is as follows:

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
	2006	2005	2006	2005
Intrinsic value of options exercised	$0.1	$0.3	$4.4	$0.8
Cash received from option exercises	0.5	1.3	11.1	4.1
Tax benefit realized for tax deductions from option exercises	—	0.1	1.5	0.3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the February 24, 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on May 2, 2006, as amended by the Form 10-K/A, filed with the U.S. Securities and Exchange Commission on July 12, 2006. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q3, Q2 and Q1 reference the third, second and first quarter respectively, of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Results of Operations (Unaudited)

	Three Months Ended				Nine Months Ended
	November 24,		November 25,		November 24,		November 25,
Income Statement Data	2006		2005		2006		2005

Revenue	$802.0	100.0%	$750.7	100.0%	$2,319.0	100.0%	$2,129.6	100.0%
Cost of sales	549.2	68.5	521.1	69.4	1,593.2	68.7	1,469.8	69.0
Restructuring costs	5.5	0.7	5.9	0.8	14.1	0.6	22.2	1.1

Gross profit	247.3	30.8	223.7	29.8	711.7	30.7	637.6	29.9
Operating expenses	206.6	25.8	189.6	25.2	600.5	25.9	558.8	26.2
Restructuring costs	0.2	0.0	1.4	0.2	0.3	—	5.6	0.3

Operating income	40.5	5.0	32.7	4.4	110.9	4.8	73.2	3.4
Non-operating items, net	8.8	1.1	(1.6)	(0.3)	11.2	0.5	(9.3)	(0.4)

Income before income tax expense	49.3	6.1	31.1	4.1	122.1	5.3	63.9	3.0
Income tax expense	16.5	2.0	12.0	1.6	44.5	2.0	24.3	1.1

Net income	$32.8	4.1%	$19.1	2.5%	$77.6	3.3%	$39.6	1.9%

Overview

Revenue was $802.0 in Q3 2007, a 6.8% increase compared to the same period last year. Revenue increased for all of our reportable segments, driven primarily by strong growth in our International segment. Q3 2007 revenue included $9.9 of favorable currency effects versus the same quarter last year and $9.8 for net acquisitions that were completed during the last twelve months.

Year-to-date revenue increased $189.4 or 8.9% compared to the same period last year. Revenue increased for all of our reportable segments, primarily driven by growth of 13.1% in our International segment and 7.5% in our North America segment compared to the same period last year. Year-to-date revenue included $12.7 of favorable currency effects and $26.2 for net acquisitions and consolidations that were completed during the last twelve months.

Cost of sales, which is reported separately from restructuring costs, improved as a percent of revenue from the prior year during Q3, and was slightly better year-to-date. North America’s cost of sales percentage decreased by 1.7 percentage points during Q3 and 1.0 percentage points year-to-date due to improved pricing yields, benefits of restructuring activities, continued plant efficiencies, and appreciation of cash surrender value of company owned life insurance. International cost of sales improved by 2.9 percentage points over the prior year quarter and 1.9 percentage points year-to-date versus 2006 through volume leverage, restructuring benefits in certain markets and better operational performance. These improvements were offset by cost of sales percentage increases at PolyVision, due to supply chain issues we are facing in the U.S. static whiteboard business and some manufacturing inefficiencies. Cost of sales for Steelcase Design Partnership (“SDP”) also increased as a percent of sales because of a general increase in project business, mix shifts between higher margin and lower margin companies, and operations issues at certain facilities.

Restructuring costs were significantly lower in the current year than the prior year due to a decrease in charges related to the consolidation of manufacturing facilities in North America and the completion of plant rationalization activities in International. As a percentage of revenue, lower restructuring charges positively impacted gross margins by 0.1 percentage points and 0.5 percentage points in Q3 2007 and for the first three quarters of 2007, respectively, as compared to the prior year.

Operating expenses, which are reported separately from restructuring costs, were 25.8% and 25.2% of sales during Q3 2007 and 2006, respectively. Year-to-date operating expenses were 25.9% and 26.2% of sales for 2007 and 2006, respectively. Operating expenses increased by $17.0 compared to the prior year quarter and $41.7 year-to-date. The increases were driven by several factors including increased variable compensation expense, investments in growth initiatives, expenses related to acquired businesses and unfavorable currency translation effects.

Q3 2007 operating income of $40.5 compares to $32.7 in the prior year. The improvement was primarily due to better performance in our International and North America segments and lower restructuring charges. Included in our operating income are pretax restructuring charges of $5.7 compared to $7.3 last year. Year-to-date operating income of $110.9 increased by $37.7 versus the prior year.

Total non-operating income increased by $10.4 and $20.5 in Q3 2007 and year-to-date, respectively, compared to 2006. See Interest Expense and Other Income, Net section below for more information.

Our year-to-date effective tax rate was reduced to 36.4% during Q3 2007, down from 38.5% at the end of Q2 2007. We recorded our expense using an estimated tax rate of approximately 37% during Q1 and Q2 and also added a $1.1 valuation reserve related to deferred tax assets which resulted in a higher effective rate for Q2 2007. The decrease during the current quarter is due to expected lower net permanent differences primarily related to appreciation of our company-owned life insurance policies.

Net income in Q3 and year-to-date 2007 improved compared to the corresponding periods in the prior year primarily due to better performance in our North America and International segments, lower restructuring charges and an increase in interest and other non-operating income.

Interest Expense and Other Income, Net

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
Interest Expense and Other Income, Net	2006	2005	2006	2005
Interest expense	$(5.1)	$(4.2)	$(14.3)	$(13.8)

Other income, net:
Interest income	6.8	2.8	18.2	7.1
Gain related to deconsolidation of consolidated dealer	3.6	—	3.6	—
Equity in income of unconsolidated ventures	3.3	0.9	1.9	0.9
Foreign exchange gain (loss)	1.5	(0.1)	5.0	(0.4)
Elimination of minority interest in consolidated dealers	(0.8)	(0.5)	(3.1)	(2.5)
Other miscellaneous expenses	(0.5)	(0.5)	(0.1)	(0.6)

Total other income, net	13.9	2.6	25.5	4.5

Total non-operating items, net	$8.8	$(1.6)	$11.2	$(9.3)

Total other income, net increased $11.3 for the quarter primarily due to higher interest income driven by higher cash balances and higher interest rates earned on those balances, a gain from the completion of a consolidated dealer transition, and a $1.3 gain related to a minority interest ownership that we have in a European entity.

Year-to-date other income, net, increased $21.0 primarily due to higher interest income, gains on foreign currency derivatives, and a gain from the completion of a consolidated dealer transition.

Business Segment Review

See additional information regarding our business segments in Note 12 of the condensed consolidated financial statements.

North America

	Three Months Ended				Nine Months Ended
Income Statement Data—	November 24,		November 25,		November 24,		November 25,
North America	2006		2005		2006		2005
Revenue	$434.9	100.0%	$433.0	100.0%	$1,305.8	100.0%	$1,214.3	100.0%
Cost of sales	308.0	70.8	314.0	72.5	926.5	71.0	873.9	72.0
Restructuring costs	5.2	1.2	4.0	0.9	10.8	0.8	14.9	1.2

Gross profit	121.7	28.0	115.0	26.6	368.5	28.2	325.5	26.8
Operating expenses	100.3	23.1	95.5	22.1	288.9	22.1	271.4	22.3

Operating income	$21.4	4.9%	$19.5	4.5%	$79.6	6.1%	$54.1	4.5%

Operating income improved to 4.9% of sales in Q3 2007 compared to 4.5% of sales in the prior year. Year-to-date operating income increased to 6.1% of sales through the first three quarters of 2007 from 4.5% of sales in the prior year due to higher revenue and improved cost of sales as a percentage of revenue.

North America revenue increased slightly over Q3 2006 and accounted for 54.2% of Q3 2007 consolidated revenue and 56.3% year-to-date. Q3 2007 revenue included $7.3 from net acquisitions and $1.2 from favorable currency impacts related to sales by our subsidiary in Canada, compared to the prior year. Revenue growth of $91.5 year-to-date was driven by increased sales across most of our product categories, but most significantly in Turnstone, consolidated dealers and Seating.

Cost of sales, which is reported separately from restructuring costs, as a percent of revenue improved 1.7 percentage points in the current year quarter and 1.0 percentage point year-to-date versus the prior year. The improvement was driven by improved pricing yields, restructuring benefits and continued plant efficiencies, as well as increases in cash surrender value of company owned life insurance policies.

Gross margin was 28.0% compared to 26.6% in the prior year quarter. Restructuring costs included in gross profit were $5.2 in the current quarter and $4.0 in the prior year quarter related to move and severance costs associated with our ongoing plant consolidation initiative. Year-to-date gross margin was 28.2%, a 1.4 percentage point improvement over the first three quarters of the prior year, due to improved operating performance and lower restructuring costs.

North America operating expenses were 23.1% of sales during Q3 2007 and 22.1% of sales year-to-date, an increase of 1.0 percentage points over the prior year quarter and an improvement of 0.2 percentage points year-to-date. Operating expenses increased in 2007 compared to 2006 primarily due to an increase in variable compensation expense and investments in growth initiatives, partially offset by higher cash surrender value appreciation on company-owned life insurance.

The wood category reported an operating loss of ($6.0) during Q3 and Q2 2007 on a fully allocated basis. Operating improvements in the third quarter were impacted by reinvestments in additional cost reduction initiatives, lower volumes and higher mix of low-margin contract business. We remain focused on getting the wood business to a break-even run rate by early next fiscal year.

International

	Three Months Ended				Nine Months Ended
Income Statement Data	November 24,		November 25,		November 24,		November 25,
International	2006		2005		2006		2005
Revenue	$199.6	100.0%	$167.4	100.0%	$526.0	100.0%	$465.2	100.0%
Cost of sales	131.2	65.7	114.8	68.6	352.0	66.9	320.0	68.8
Restructuring costs	0.3	0.2	—	—	3.3	0.6	5.3	1.1

Gross profit	68.1	34.1	52.6	31.4	170.7	32.5	139.9	30.1
Operating expenses	52.2	26.1	44.6	26.7	150.6	28.7	134.2	28.9
Restructuring costs	0.1	0.1	1.4	0.8	0.1	0.0	5.8	1.2

Operating income (loss)	$15.8	7.9%	$6.6	3.9%	$20.0	3.8%	$(0.1)	(0.0)%

International reported operating income of $15.8 and $6.6 in Q3 2007 and 2006, respectively. The current quarter improvement in operating income is the result of higher sales and improved cost of sales as a percentage of revenue. Year-to-date operating income was $20.0, up $20.1 from the prior year, driven by increased profitability in certain markets, most notably Spain, eastern Europe, UK and Germany, and lower restructuring costs. International revenue during Q3 2007 increased by 19.2% over the same period last year and represented 24.9% of consolidated revenue in Q3 2007. Currency translation had the effect of increasing revenue by $8.7 in Q3 2007 as compared to the prior year, but had an insignificant impact year-to-date. Current quarter and year-to-date revenue included $2.5 and $7.9 from acquisitions that were completed during the past twelve months. Year-to-date revenue represented 22.7% of consolidated revenue and increased 13.1% compared to the same period of 2006. Revenues increased across many of our international regions, most notably in Germany, Spain, eastern Europe and Asia.

Q3 2007 cost of sales, which is reported separately from restructuring costs, as a percentage of revenue improved by 2.9 percentage points compared to 2006 and 1.9 percentage points year-to-date. The Q3 2007 and year-to-date improvement included volume leverage, restructuring benefits in certain markets and better operational performance. In addition, we experienced a more favorable mix of business in certain of our more profitable markets.

Gross margin was 34.1% of revenue during Q3 2007, a 2.7 percentage point improvement versus Q3 2006. Year-to-date gross margin was 32.5%, a 2.4 percentage point improvement over 2006. The improvements in gross margin are due to volume leverage, lower restructuring costs, a more favorable mix of business in our larger markets, and benefits from prior restructuring activities.

Operating expenses, which are reported separately from restructuring costs, were $52.2 and $150.6 in the current year quarter and year-to-date, respectively, compared to $44.6 in the prior year quarter and $134.2 prior year-to-date. The year-to-date increases are due to higher spending on growth initiatives in Asia, costs related to acquired dealers and higher variable compensation costs.

Steelcase Design Partnership

	Three Months Ended				Nine Months Ended
Income Statement Data—	November 24,		November 25,		November 24,		November 25,
Steelcase Design Partnership	2006		2005		2006		2005
Revenue	$95.3	100.0%	$86.8	100.0%	$270.1	100.0%	$255.5	100.0%
Cost of sales	61.8	64.8	53.7	61.9	171.8	63.6	157.9	61.8

Gross profit	33.5	35.2	33.1	38.1	98.3	36.4	97.6	38.2
Operating expenses	23.9	25.1	23.1	26.6	73.1	27.0	71.4	27.9
Restructuring charges	0.1	0.1	—	—	0.2	0.1	—	—

Operating income	$9.5	10.0%	$10.0	11.5%	$25.0	9.3%	$26.2	10.3%

SDP reported operating profit of $9.5 in Q3 2007 versus $10.0 in the prior year. As a percentage of sales, SDP operating income was 10.0% compared to 11.5% in the prior year.

Revenue increased $8.5 or 9.8% over the prior year quarter due to growth across all of the SDP companies. SDP revenue represented 11.9% of consolidated revenue in Q3 2007 and 11.6% year-to-date. The year-to-date growth is primarily due to upholstery and specialty fabrics and table and guest seating product categories.

Gross margins were 35.2% and 36.4% during Q3 and year-to-date respectively in 2007, compared to 38.1% and 38.2%, respectively for the corresponding periods in 2006. The decline was due to a higher mix of project business, which typically carries deeper discounts, and various mix shifts among products and between companies. In addition we continued to experience some operational issues at certain facilities.

SDP operating expenses as a percentage of sales were 25.1% in the current year quarter and 27.0% year-to-date, which was down from 26.6% and 27.9% in the prior year quarter and year-to-date, respectively, primarily because of higher sales volume.

Other

	Three Months Ended		Nine Months Ended
	November 24,	November 25,	November 24,	November 25,
Income Statement Data—Other	2006	2005	2006	2005
Revenue	$72.2	$63.5	$217.1	$194.6
Restructuring costs	—	1.9	—	1.8
Operating loss	(6.2)	(3.4)	(13.7)	(7.0)

Our Other category reported a loss of ($6.2) in Q3 2007 compared to ($3.4) in the prior year. Year-to-date, the Other category reported a current year loss of ($13.7) compared to a loss of ($7.0) in the prior year. The increased loss is primarily related to operational issues and intense competition in the U.S. static whiteboard business within PolyVision and prior year gains from credit recoveries in Financial Services.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the nine months ended November 24, 2006 and November 25, 2005:

	Nine Months Ended
	November 24,	November 25,	Increase
	2006	2005	(Decrease)
Net cash flow provided by (used in):
Operating activities	$192.4	$93.0	$99.4
Investing activities	(19.6)	110.8	(130.4)
Financing activities	(75.2)	(92.0)	16.8
Effect of exchange rate changes on cash and cash equivalents	3.6	3.2	0.4

Net increase in cash and cash equivalents	101.2	115.0	(13.8)
Cash and cash equivalents, beginning of period	423.8	216.6	207.2

Cash and cash equivalents, end of period	$525.0	$331.6	$193.4

Cash provided by operating activities

	Nine Months Ended
	November 24,	November 25,
Cash Flow Data—Operating Activities	2006	2005
Net income	$77.6	$39.6
Depreciation and amortization	77.6	91.1
Changes in operating assets and liabilities, net of acquisitions	9.8	(48.9)
Change in deferred income taxes	23.7	5.3
Other, net	3.7	5.9

Net cash provided by operating activities	$192.4	$93.0

Operating cash flows increased during the first three quarters of 2007 due to higher net income, increased utilization of deferred income tax assets related to net operating losses, increased accrued compensation expense, settlement of derivative investments and improved working capital performance.

Cash (used in) provided by investing activities

	Nine Months Ended
	November 24,	November 25,
Cash Flow Data—Investing Activities	2006	2005
Capital expenditures	$(33.9)	$(54.0)
Short-term investments, liquidations	—	131.6
Acquisitions, net of cash acquired	(13.6)	(6.2)
Net decrease (increase) in notes receivable	8.9	(2.3)
Proceeds from the disposal of fixed assets	8.1	23.8
Net proceeds from repayments of leases	7.8	13.6
Other, net	3.1	4.3

Net cash (used in) provided by investing activities	$(19.6)	$110.8

Net cash used in investing activities during the first three quarters of 2007 was primarily for capital expenditures and acquisitions.

In the prior year, capital expenditures included $18.0 for the replacement of a corporate aircraft. Additionally, we sold an existing aircraft which generated proceeds of $14.8.

We generated cash from investing activities for the nine months ended November 25, 2005 primarily through the sale of all of our short-term investments in auction rate securities which were converted to cash and cash equivalents.

Cash used in financing activities

	Nine Months Ended
	November 24,	November 25,
Cash Flow Data—Financing Activities	2006	2005
Issuance of long-term debt, net	$249.3	$—
Repayments of long-term debt	(251.9)	(54.1)
Repayments of lines of credit, net	(6.2)	(2.7)
Dividends paid	(47.9)	(35.7)
Common stock issuances	11.5	3.9
Common stock repurchases	(32.2)	(3.4)
Excess tax benefit from exercise of stock options and vesting of restricted stock	2.2	—

Net cash used in financing activities	$(75.2)	$(92.0)

The primary use of cash in financing activities during the first three quarters of 2007 relates to dividends and share repurchases. The issuance of long-term debt is due to $250.0 of senior unsecured unsubordinated notes, due in 2011, issued at a discount in 2007. The proceeds of the issuance were used to redeem $250.0 of senior unsecured unsubordinated notes that were due in 2007.

The exercise of employee stock options generated $11.5 and $3.9 during the first three quarters of 2007 and 2006, respectively.

During Q3 2007, we repurchased 0.6 million shares for an average of $16.36 per share under a share repurchase program approved by our Board of Directors. During the first three quarters of 2007, we repurchased 1.9 million shares under that program, and approximately 1.6 million shares remain available for repurchase under that program. At the end of Q3 2007, we had no outstanding share repurchase commitments. In October 2006, our Board of Directors approved an additional share repurchase program which permits us to repurchase up to $100 million of shares of our common stock. We did not repurchase any shares under this program during Q3 2007.

Off-Balance Sheet Arrangements

During Q3 2007, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

Our contractual obligations as of November 24, 2006 are as follows:

	Payments Due by Period
		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and short-term borrowings	$256.1	$6.0	$0.5	$249.6	$—
Estimated interest on debt obligations	81.5	16.6	32.5	32.4	—
Operating leases	277.3	52.0	79.1	59.1	87.1
Committed capital expenditures	39.8	22.1	17.7	—	—
Purchase obligations	12.6	12.6	—	—	—
Other long-term liabilities	184.6	44.2	32.2	33.6	74.6

Total	$851.9	$153.5	$162.0	$374.7	$161.7

Total consolidated debt as of November 24, 2006 was $256.1. On September 6, 2006, we redeemed $250.0 of our senior unsecured unsubordinated notes at face value, plus $4.9 of accrued interest and a $0.4 make-whole premium (see Note 9).

Of the $6.0 of debt payments due in less than one year, $4.2 relates to foreign revolving credit facilities, capitalized lease obligations and notes payable, and $1.8 relates to U.S. dollar notes payable and capital lease obligations.

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

The contractual obligations table above is current as of November 24, 2006. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities

Our total liquidity facilities as of November 24, 2006 were:

Amount
Global committed bank facility	$200.0
Various uncommitted lines	87.0

Total credit lines available	287.0
Less: borrowings outstanding	4.1

Available capacity (subject to covenant constraints)	$282.9

We have the option of increasing the committed bank facility from $200.0 to $300.0, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities as of the end of Q3 2007, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of November 24, 2006 was $256.1. Our debt primarily consists of $249.3 in term notes due August 2011 with an effective interest rate of 6.3% (See Note 9).

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

During Q3 2007, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q3 2007, no material change in interest rate risk occurred.

Equity Price Risk

During Q3 2007, no material change in equity price risk occurred.

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 24, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of November 24, 2006, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2007.

				(c)	(d)
				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs(1)	or Programs(1)
8/26/06—9/29/06	937	(2)	$14.60	—	2,224,593
9/30/06—10/27/06	380,720	(3)	16.29	377,000	1,847,593
10/28/06—11/24/06	215,000		16.49	215,000	1,632,593

Total	596,657			592,000	1,632,593

(1)	In June 1998, September 1999 and September 2000, we announced the approval by our Board of Directors of a share repurchase program which permitted us to purchase up to 11 million shares of our common stock. This program has no specific expiration date. No repurchase plans expired or were terminated during Q3 2007, nor do any plans exist under which we do not intend to make further purchases.

In October 2006, our Board of Directors approved a share repurchase program which permits us to repurchase up to $100 million of shares of our common stock. This program has no specific expiration date. We did not repurchase any shares under this program during Q3 2007. The maximum number of shares that may yet be purchased under this program is not reflected in the table above.

(2)	These shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of the Incentive Compensation Plan.

(3)	3,720 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of the Incentive Compensation Plan.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steelcase Inc.

By:	/s/ David C. Sylvester
David C. Sylvester
Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: January 3, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002