Form 10-K
period 2007-02-23
STEELCASE INC
filed 2007-04-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 23, 2007
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 25, 2006 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $910 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 13, 2007, 82,262,189 shares of the registrant’s Class A Common Stock and 64,388,581 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be held on June 21, 2007, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K

YEAR ENDED FEBRUARY 23, 2007

PART I

Item 1.	Business:

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter of the fiscal year indicated, respectively. All amounts are in millions, except per share data, data presented as a percentage or as otherwise indicated.

Our Business

Steelcase is the world’s leading designer, marketer and manufacturer of office furniture and complimentary products and services, with 2007 revenue of approximately $3.1 billion. We were incorporated in 1912 as The Metal Office Furniture Company and changed our name to Steelcase Inc. in 1954. We became a publicly-traded company in 1998 and our stock is listed on the New York Stock Exchange.

Our mission is to provide knowledge, products and services that result in a better work experience for our customers. We expect to grow our business by focusing on new geographic and customer market segments while continuing to leverage our existing customer base, which we believe represents the largest installed base in the industry.

Headquartered in Grand Rapids, Michigan, USA, Steelcase is a global company with approximately 13,000 permanent employees. We sell our products through various channels including independent dealers, company-owned dealers and directly to end users and governmental units. Other appropriate channels are employed to reach new customers and to serve existing customer segments more efficiently. We operate using a global network of manufacturing and assembly facilities to supply product to our various business units.

Our Products

We study how people work to fully understand the ever-changing needs of individuals, teams and organizations all around the world. We then take our knowledge, couple it with products and services inspired by what we’ve learned about the workplace, and create solutions that help people work more effectively. This knowledge is embedded in our product portfolio, which includes a broad range of products with a variety of aesthetic options and performance features at various price points that address three core elements of a work environment: furniture, interior architecture and technology. Our reportable segments generally offer similar or complementary products under some or all of the categories listed below:

Furniture

Panel-based and freestanding furniture systems.  Moveable and reconfigurable furniture components used to create individual workstations and complete work environments. Systems furniture provides visual and acoustical privacy, accommodates power and data cabling and supports technology and other worktools.

Storage.  Lateral and vertical files, cabinets, bins and shelves, carts, file pedestals and towers.

Seating.  High-performance, ergonomic, executive, guest, lounge, team, healthcare, stackable and general use chairs.

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

Our Services

IDEO provides product design and innovation services to companies in a variety of industries. IDEO’s consultants and engineers design products, services, environments and digital experiences.

In addition, in North America we offer services to help our customers more fully leverage their physical space to drive down and control occupancy costs while at the same time enhance the performance of their employees. Our services include furniture and asset management and workplace strategies consulting.

Financial Services provides leasing services primarily to North America customers and selected financing services to our dealers.

Reportable Segments

During the third and fourth quarters of 2007, we made a number of changes in our organizational structure and certain key leadership positions, which resulted in changes to our segment reporting. As a result of this change, management currently evaluates the Company as eight business units: Steelcase Group, Turnstone, Nurture by Steelcase, International, Design Group, PolyVision, IDEO and Financial Services. For external purposes, these business units are aggregated into two reportable segments: North America and International, plus an “Other” category. These changes eliminated our Steelcase Design Partnership reportable segment, re-aligning the component businesses within other business units. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the consolidated financial statements.

North America Segment

Our North America segment consists of the Steelcase Group, Turnstone and Nurture by Steelcase, and serves customers mainly through approximately 220 independent and company-owned dealers in the United States and Canada. The North America segment includes furniture, interior architecture, technology and healthcare environment solutions as described above, under the Steelcase, Details, Vecta, Turnstone and Nurture by Steelcase brands. The Steelcase brand delivers insight-led products, services and experiences that elevate performance of the world’s leading organizations. The Turnstone brand targets emerging companies and offers furniture that features smart design and provides good value for people at work in all types of organizations. Nurture by Steelcase uses research-based insights to create healthcare products and environments that provide patients, caregivers and patients’ families a more comfortable, efficient and conducive healing process.

Each of our dealers maintains their own sales force which is complemented by our sales representatives who work closely with the dealers throughout the sales process. No single independent dealer in North America accounted for more than 5% of our segment revenue in 2007. The five largest independent dealers collectively accounted for approximately 13% of our segment revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a material effect upon our business. However, temporary disruption of dealer coverage within a specific local market due to financial failure, the inability to smoothly transition ownership or termination of the dealer relationship could temporarily have an adverse impact on our business within the affected market. From time to time, we obtain a controlling interest in dealers that are undergoing an ownership transition. It is typically our intent to divest our interest in these dealerships as soon as it is practical.

In 2007, the North America segment accounted for $1,863.8 or 60.2% of our total revenue, and at the end of the year had approximately 7,700 permanent employees and 500 temporary workers, of which 4,600 of the total workers related to manufacturing.

The North America office furniture markets are highly competitive, with a number of competitors offering similar categories of product. In these markets, companies compete on price, product performance, design, delivery and relationships with customers, architects and designers. Our most significant competitors in the United States are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc., and Knoll, Inc. Together with Steelcase, these companies represent approximately 60% of the United States office furniture market.

International Segment

Our International segment serves customers outside of the United States and Canada primarily under the Steelcase brand. The International office furniture market is highly competitive and fragmented. We compete with many different local and regional manufacturers in many different markets. In many cases, these competitors focus on specific product categories. The International segment has its greatest presence in Europe where we have the leading market share. The International segment serves customers through approximately 350 independent and company-owned dealers. No single independent dealer in International accounted for more than 5% of our segment revenue in 2007. The five largest independent dealers collectively accounted for approximately 7% of our segment revenue. In certain geographic markets the segment sells directly to customers.

In 2007, our International segment accounted for $735.8 or 23.8% of our total revenue, and at the end of the year had approximately 3,000 permanent employees and 500 temporary workers. Approximately 2,300 of the total workers related to manufacturing.

Other Category

The Other category includes our Design Group, PolyVision, IDEO and Financial Services subsidiaries.

The Design Group is comprised of the following three brands focused on providing architects and designers with unique products and premium experiences.

•	Designtex focuses on surface materials including textiles, wall coverings, shades, screens and surface imagings.

•	Brayton focuses on lounge, executive and healthcare seating and tables.

•	Metro creates refined, modern furniture for meeting spaces, private offices and the open plan.

Designtex primarily sells products specified by architects and designers directly to end customers through a direct sales force. Brayton and Metro sales are primarily generated through our North America dealer network.

PolyVision designs and manufactures visual communications products, such as static and electronic whiteboards. The majority of PolyVision’s revenue relates to static whiteboards sold in the primary and secondary education markets. PolyVision’s revenues generated from whiteboards and group communication tools are sold through our North America dealer network, and to a greater extent, other audio-visual resellers. PolyVision also sells to general contractors through a direct bid process.

IDEO provides product design and innovation services to companies in a variety of industries including communications, consumer products, healthcare, information technology and manufacturing among others.

Financial Services provides leasing services primarily to North America customers and selected financing services to our dealers.

In 2007, the Other category accounted for $497.8, or 16.0% of our total revenue.

Corporate Expenses

Approximately 84% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as human resources, finance, legal, research and development and corporate facilities.

Joint Ventures

We enter into joint ventures from time to time to expand our geographic presence or support our distribution network. As of February 23, 2007, our investment in these unconsolidated joint ventures was $15.9. Our portion of the income or loss from the joint ventures is recorded in Other income, net, in the Consolidated Statements of Income. Our primary joint ventures include:

KSM—We own 25% of this Japanese office furniture manufacturer that supports our distribution in the Japanese market.

One Workplace—We own 25% of this U.S. based dealer that serves customers primarily in the northern California market.

Steelcase Jeraisy—We own 49% of this office furniture manufacturer in Saudi Arabia that serves customers primarily in the local market.

WSA—We own 40% of this dealer located in Switzerland that serves customers primarily in the German-speaking regions of the country.

Workstage—We own 44% of this U.S.-based company which designs and constructs buildings that focus on the integration of the three core elements of the work environment: furniture, interior architecture and technology.

Customer and Dealer Concentrations

Our largest direct sale customer accounted for 0.4% of our consolidated revenue in 2007 and our five largest direct sale customers accounted for 1.3% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under our General Services Administration contract, which in the aggregate accounted for 1.9% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect upon our business.

No single independent dealer accounted for more than 3% of our consolidated revenue for 2007. The five largest independent dealers collectively accounted for 9.0% of our consolidated revenue.

Working Capital

Our accounts receivable are primarily from our dealers, and to a lesser degree, direct sale customers. Payment terms vary by country and region. The terms of our North America segment, and certain markets within the International segment, encourage prompt payment by offering a discount. Other International markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.

Backlog

Our products are generally manufactured and shipped within four to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Global Manufacturing and Supply Chain

Manufacturing and Logistics

We have evolved our manufacturing and overall supply chain significantly over the past several years. During the rapid growth period of the 1970’s and 1980’s in the United States, we were uniquely positioned to command a high market share due to our capacity and ability to accept and deliver large orders of furniture. During this time period, most third party suppliers did not have the capacity and, in many cases, the expertise to make parts and components for our products. Our strategy of vertical integration provided the right formula at the time.

Over time, a much more capable supply base emerged, in many cases, in support of the automotive industry. These third party suppliers (located both locally and in lower-cost countries) have since taken the capabilities they built for their automotive customers and diversified their customer base into other industries like office furniture. These new, capable suppliers afforded us the opportunity to restructure our industrial model which is increasingly being built on the basis of lean principles emphasizing continuous one-piece flow and agility. Portions of the process not conducive to one-piece flow continue to be evaluated for potential outsourcing.

This approach has reduced the capital needs of our business, reduced inventories, reduced the footprint of our manufacturing space and, at the same time, allowed us to improve quality, delivery performance and the customer experience. During 2001 to 2005, as a result of our new industrial model and a precipitous drop in industry demand from 2002 to 2004, we started to significantly reduce our manufacturing square footage in North America and Europe. This process has continued so that by the end of Q1 2008, we expect to have reduced our global manufacturing and distribution center square footage by 50% from 2000 to approximately 8.9 million square feet. At the same time, in order to serve the growth needs of our Asian market, we opened a new plant in Shenzhen, China in 2007 and restructured our production capacity in Kuala Lumpur, Malaysia.

Worldwide, we are optimizing across the entire value chain, incorporating both the needs and capabilities of our dealer service partners, supply chain partners and logistics providers. In the past 18 months, we have opened several regional distribution centers around the United States that allow us to improve service to our customers and dealers and reduce freight cost throughout the value stream.

Raw Materials and Suppliers

We source raw materials and components from a significant number of suppliers around the world. Those raw materials include steel and other metals, wood, paper, paint, plastics, acoustical materials,

foam, laminates, particleboard, veneers, glass, fabrics and leather. The prices for certain commodities such as steel, aluminum, wood, particleboard and petroleum-based products have fluctuated in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates market conditions and alternate supply bases to minimize disruptions and unexpected increases in costs.

Research, Design and Development

Our extensive global research—a combination of user observations, feedback sessions and sophisticated network analysis—has helped us develop unique expertise in helping people work more effectively. We team up with external world-class innovators—leading universities, think tanks and knowledge leaders—to expand and deepen our understanding of how people work.

Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from integrated architecture, furniture and technology solutions to single products or enhancements to existing products. Design work is organizationally distributed globally across our major businesses and can involve external design services.

Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Designers then work closely with our engineers and external suppliers to co-develop products and processes that lead to more efficient manufacturing while incorporating innovative user features. Products are tested for performance, quality and compliance with applicable standards and regulations.

Exclusive of royalty payments, we invested $132.2 in research, design and development activities over the past three years. Royalties are sometimes paid to external designers of our products as the products are sold and are not included in the research, design and development costs since they are variable, based on product sales. We continue to invest approximately one to two percent of our revenue in research and development each year. See Note 2 to the consolidated financial statements for more information regarding research, design and development costs.

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Turnstone,” “PolyVision,” “Designtex” and “IDEO” trademarks.

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

Employees

As of February 23, 2007, we had approximately 13,000 permanent employees including 7,600 hourly employees and 5,400 salaried employees. Additionally, we had 1,200 temporary workers who primarily work in manufacturing. Approximately 330 employees in the United States are covered by collective bargaining agreements. Internationally, a significant number of employees are covered by workers’ councils that operate to promote the interests of workers. Management believes we continue to maintain strong relations with our employees.

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

Under certain Environmental Laws, we could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. We are a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, other financially viable potentially responsible parties and the total estimated cleanup costs, we do not believe that the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing towards cleanup costs.

Available Information

We file annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.

We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids, Michigan 49501-1967.

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

We may not be able to successfully implement and manage our growth strategy.

Our growth strategy calls for expansion in:

•	existing markets by leveraging our current distribution to win new customers and more fully serve existing customers and their installed base of our products, and

•	new adjacent markets such as the mid-market segment of the office furniture market, vertical markets such as healthcare and education and emerging international markets.

We believe that our future success depends upon our ability to deliver to our customers a great experience, which includes innovative, well-made products and world class processes. Our success relies in part on our research and development and engineering efforts, our ability to manufacture or source the products, and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement distribution strategies to reach these markets. The potential inability to successfully implement and manage our growth strategy could adversely affect our business and our results of operations.

Our efforts to grow our business in emerging markets include the risk factors listed below relating to our global operations, but can also include other risks. In certain markets in Asia and Eastern Europe where we are expanding our business, the legal and political environment can be unstable and uncertain which could make it difficult for us to compete successfully and to protect our investments or sell our investments in the future. As we hire new people and establish new processes in these locations, we are implementing our global business standards, but there is some risk our activities could expose us to liabilities.

We also make investments in new business development initiatives which, like most startups, have a relatively high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material.

We operate in a highly competitive environment and may not be able to compete successfully.

The office furniture industry is highly competitive, with a number of competitors offering similar categories of product. We compete on a variety of factors, including: brand recognition and reputation, price, lead time, delivery and service, product design and features, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers.

In the North America segment, our top competitors in our primary markets are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Some of our competitors have lower cost structures and a broader offering of moderately priced products, potentially making it more difficult for us to compete in certain customer segments. In addition, such competition may prevent us from maintaining or raising the prices of our products in response to rising raw material prices and other inflationary pressures.

Although we do not have major offshore competitors in our North America segment, there are other segments of the North America furniture industry, notably the residential furniture and made-to-stock office furniture segments, where lower-cost imports have become dominant. While customer lead time and customization requirements are currently inhibiting factors, it is possible we could see increased competition from imports in our core markets.

In the International segment, we tend to compete against a larger number of smaller size competitors. Most of our top competitors have strong relationships with their existing customers that can be a source of significant future sales through repeat and expansion orders. These competitors manufacture products with strong acceptance in the marketplace and can develop products that could have a competitive advantage over Steelcase products. In certain markets, we compete using an import model which requires longer lead times than local competitors with domestic supply chains.

In the Other category, we are experiencing intense competition related to static and interactive whiteboard products, which has negatively impacted our operating margins during 2007.

Our continued success depends upon many things, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to evolve our business model and implement world class processes to enable us to effectively compete in the office furniture industry’s increasingly competitive environment. Our success is also dependent on our ability to sustain our positive brand reputation and recognition among existing and potential customers and use our brand and our trademarks effectively as we enter new markets.

Our efforts to restructure our industrial model may not be successful.

Over the last several years, we have been migrating to a more flexible industrial model based on lean manufacturing principles and a simpler more platform-based product portfolio. We also began to adopt a global supply chain. These strategies, along with a precipitous drop in industry demand from 2002 to 2004, have led to the restructuring of our manufacturing operations in the North America and International segments. The restructuring of our manufacturing operations has involved actions such as workforce reductions, facility rationalizations and the disposition of excess assets, including real estate. The cost of these actions has had the effect of reducing earnings until expected cost savings are achieved. While we expect to complete the final phase of our publicly announced restructuring plans during Q1 2008, it is possible that additional restructuring actions will continue to be necessary, though at a less significant level, as we continue to implement our strategies. Therefore, it is also possible that the cost of our restructuring efforts will be higher than we anticipate.

The success of our restructuring initiatives is dependent on several factors, including our ability to manage facility consolidation without disrupting existing customer commitments, efficient implementation of lean manufacturing techniques, simplifying our product portfolio, establishing cost effective regional distribution centers and implementing global sourcing and supply chain initiatives. Such actions may not be accomplished as quickly and effectively as anticipated, and we may not realize the expected benefits of our restructuring activities, either of which would have a negative impact on our results of operations.

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

In the United States and most countries in Europe, our revenues and costs are typically in the same currency. However there are some situations where we export and import products in different currencies. We also may hold assets, such as equity investments, real estate investments and cash balances, or incur debt in currencies other than the U.S. dollar. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results and financial condition. In addition, changes in tariff and import regulations and changes to U.S. and international monetary policies may also negatively impact our revenue. Varying tax rates or increasing limitations on net operating loss carry-forwards in different jurisdictions could negatively impact our consolidated effective tax rate.

A downturn in the cyclical office furniture industry could adversely impact our revenues and profits.

Office furniture industry revenues are impacted by a variety of cyclical macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment growth and commercial office construction. Our product sales are directly tied to corporate capital spending, which is outside of our control. Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, other world events or combinations of such and other factors that are outside of our control could also have a significant effect on business confidence and the global economy and therefore, our business. The global office furniture industry experienced a significant downturn several years ago which dramatically impacted our profitability because of our historical strategy of vertical integration and the high level of fixed costs associated with our business. While we continue to restructure our industrial model, if another economic or industry downturn occurred in a similar magnitude as experienced during recent years, we may not be able to react fast enough to counteract the decline, which could negatively impact our operating results, financial condition and access to capital. Other demand influences on our industry include technology changes, organizational change, employee health and safety concerns and the globalization of companies. The trend towards outsourcing white collar jobs could cause our major customers in our core markets to shift employment growth to countries where our market share is not as strong.

Disruptions to the supply of raw materials, component parts and labor in our manufacturing operations could adversely affect our supply chain management.

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

We expect to continue to migrate to a less vertically integrated manufacturing model, which will increase our reliance on an international network of suppliers. Any disruptions in the supply and delivery of products or deficiencies in our ability to develop and manage our network of suppliers could have an adverse impact on our business, operating results or financial condition.

We could be adversely affected by increasing raw material costs.

We procure raw materials from a significant number of sources within the United States, Canada, Europe and Asia. These raw materials are not rare or unique to our industry. The absolute level and volatility in steel and other commodity costs, such as energy, have significantly increased in recent years due to changes in global supply and demand. These changes could also lead to supply interruptions. Our gross margins could be affected if these types of costs remain high or escalate further. In the short run, rapid changes in raw material costs can be very difficult to offset because of price hold agreements we have entered into with our customers. It is difficult to find effective hedge markets to manage these risks. In the longer run, we may not be successful in passing along a portion of the higher raw materials costs to our customers because of competitive pressures.

Disruptions within our dealer network could adversely affect our business.

We rely largely on a network of independent and company-owned dealers to market our products to customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, an individual dealer or Steelcase may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors or other third parties could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, temporary disruption of dealer coverage within a specific local market could temporarily have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, reducing the risk of disruption, but increasing our financial exposure.

A portion of our international distribution network is owned because of the need for us to make financial investments in dealerships in order to preserve our market share in the affected regions. If we are not able to effectively manage these dealerships, they could have a negative effect on our operating results. In certain cases, we have adopted a direct model of distribution through which we establish company-owned sales and service capabilities. Our direct-sale and owned-dealer models sell non-Steelcase products where product gaps exist. These models involve increased operational risk, the risk of conflict with other distribution channels and the risk that we will not be able to compete effectively to win business in those markets because of a more limited breadth of product offering than a dealer who carries multiple lines of products.

We could be adversely affected by product defects.

Product defects can occur within our own product development and manufacturing processes or through our increasing reliance on third parties for product development and manufacturing activities. We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs. The amount of our product defect expenses relative to product sales varies from time to time and could increase in the future. We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, but our actual warranty costs may exceed our reserve and we could need to increase our accruals for warranty charges. In addition, the reputation of our brands may be diminished by product defects and recalls. Any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.

There may be significant limitations to our utilization of net operating losses to offset future taxable income.

We have significant deferred tax asset values related to net operating loss carryforwards (“NOLs”) in various jurisdictions. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction to fully utilize our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount that we will ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

Our acquisition, joint venture or alliance activities may not be successful.

Our growth strategy may involve acquisitions, joint ventures alliances and additional channels of distribution. Some of the risks associated with these activities are:

•	we may not identify attractive opportunities or be able to enter into transactions on acceptable terms and at the right price,

•	we may not successfully integrate acquired entities into our operations and be able to retain key employees of the acquired companies,

•	our business philosophy may change which could affect the business rationale for our joint ventures or alliances, and

•	we may not successfully implement new distribution channels, and changes could create discord in our existing channels of distribution.

Item 1B.	Unresolved Staff Comments:

None.

Item 2.	Properties:

We have operations at locations throughout the United States and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and that, at present, are in excess of that needed to meet volume needs currently and for the foreseeable future. Our global headquarters is located in Grand Rapids, Michigan, USA. Our owned and leased principal manufacturing and distribution center locations with greater than 60,000 square feet are as follows:

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	13	8	5
International	8	7	1
Other	8	3	5

Total	29	18	11

During 2007, we sold the manufacturing and distribution center facilities on our Grand Rapids campus. We are leasing one of the facilities through May 2008 and that facility is not included in the table above. In addition to the facilities included in the table above, two of our other former manufacturing sites are being actively marketed. The net book values associated with both of these sites are included in Other Current Assets on our Consolidated Balance Sheet.

Item 3.	Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Supplementary Item.	Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Mark A. Baker	46	Senior Vice President, Global Operations Officer
Mark T. Greiner	55	Senior Vice President, WorkSpace Futures
James P. Hackett	51	President and Chief Executive Officer, Director
Nancy W. Hickey	55	Senior Vice President, Chief Administrative Officer and Secretary
James P. Keane	47	President, Steelcase Group
Michael I. Love	58	President, Nurture by Steelcase
John S. Malnor	45	General Manager, Turnstone
Frank H. Merlotti, Jr	56	President, Design Group
James G. Mitchell	57	President, Steelcase International
David C. Sylvester	42	Vice President, Chief Financial Officer

Mark A. Baker has been Senior Vice President, Global Operations Officer since September 2004. Mr. Baker served as Senior Vice President, Operations from November 2001 to September 2004.

Mark T. Greiner has been Senior Vice President, WorkSpace Futures since October 2002. From 2001 to 2002, Mr. Greiner held the position of Senior Vice President, Research & Development, Concepts and Ventures.

James P. Hackett has been President, Chief Executive Officer and Director of the Company since December 1994. Mr. Hackett also serves as a member of the Board of Trustees of the Northwestern Mutual Life Insurance Company and the Board of Directors of Fifth Third Bancorp.

Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer and Secretary since March 2007. Ms. Hickey was Senior Vice President, Chief Administrative Officer from 2001 to 2007.

James P. Keane has been President, Steelcase Group including PolyVision since October 2006. Mr. Keane was Senior Vice President, Chief Financial Officer from 2001 to 2006.

Michael I. Love has been President, Nurture by Steelcase since May 2006. Mr. Love was President and Chief Executive Officer, Steelcase Design Partnership from 2000 to 2006.

John S. Malnor has been General Manager, Turnstone since January 2004. From 2001 to 2004, Mr. Malnor was Director, Market Development for Turnstone.

Frank H. Merlotti, Jr. has been President, Design Group since October 2006. Mr. Merlotti was President, Steelcase North America from 2002 to 2006.

James G. Mitchell has been President, Steelcase International since June 2004. Mr. Mitchell served as Managing Director, United Kingdom from 2003 to June 2004. From 1999 to 2003, Mr. Mitchell was President, Steelcase Canada.

David C. Sylvester has been Vice President, Chief Financial Officer since October 2006. Mr. Sylvester was Vice President, Global Operations Finance from 2005 to 2006. From 2001 to 2005, Mr. Sylvester held the position of Vice President, International Finance.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Class A Common Stock of Steelcase Inc. is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is neither registered under the Securities Exchange Act of 1934 nor publicly traded. See Note 10 to the consolidated financial statements for further discussion of our common stock. As of April 13, 2007, we had outstanding 146,650,770 shares of common stock with 9,363 shareholders of record. Of these amounts, 82,262,189 shares are Class A Common Stock with 9,250 shareholders of record and 64,388,581 shares are Class B Common Stock with 119 shareholders of record.

Class A Common Stock End of	First	Second	Third	Fourth
Day Per Share Price Range	Quarter	Quarter	Quarter	Quarter
Fiscal 2007
High	$19.29	$19.00	$18.11	$20.22
Low	$16.84	$13.22	$13.70	$17.25
Fiscal 2006
High	$14.45	$14.82	$14.91	$17.34
Low	$12.40	$12.70	$13.57	$14.69

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable law. Dividends in 2007 and 2006 were declared and paid quarterly. Following the close of 2007, we announced an increase in the dividend to $0.15 per share payable in Q1 2008 which is expected to result in additional quarterly dividend payments of $2.9 compared to Q4 2007. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

Total Dividends Paid
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2007	$15.0	$15.0	$17.9	$19.3	$67.2
Fiscal 2006	$8.9	$13.4	$13.4	$13.5	$49.2

In June 1998, September 1999 and September 2000, we announced the approvals by our Board of Directors of a share repurchase program which permitted us to purchase up to 11 million shares of our common stock. During Q4 2007, we completed the remaining repurchases approved under this program. The following table is a summary of share repurchase activity under these approvals during Q4 2007:

Issuer Purchases of Equity Securities
			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	(a)	(b)	Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program
11/25/06—12/29/06	52,400	$18.22	52,400	1,580,193
12/30/06—1/26/07	1,580,193	18.12	1,580,193	—
1/27/07—2/23/07	—		—	—

Total	1,632,593		1,632,593	—

In Q3 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $100 million of shares of our common stock. This program has no specific expiration date. The following table is a summary of share repurchase activity under this approval during Q4 2007:

Issuer Purchases of Equity Securities
(d)
			(c)	Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	(a)	(b)	Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
11/25/06—12/29/06	—	—	—	—
12/30/06—1/26/07	853,307	$18.10	853,307	$84,555,000
1/27/07—2/23/07	—		—	—

Total	853,307		853,307	$84,555,000

See Note 10 to the consolidated financial statements for additional information regarding share repurchases. See Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on our equity compensation plans.

Item 6.	Selected Financial Data:

	February 23,	February 24,	February 25,	February 27,	February 28,
Financial Highlights	2007	2006	2005	2004	2003(1)
Operating Results
Revenue	$3,097.4	$2,868.9	$2,613.8	$2,345.6	$2,529.9
Revenue increase (decrease)	8.0%	9.8%	11.4%	(7.3)%	(16.7)%
Gross profit	$947.9	$846.3	$745.7	$615.3	$728.1
Gross profit—% of revenue	30.6%	29.5%	28.5%	26.2%	28.8%
Income (loss) from continuing operations before income tax expense (benefit)	$124.6	$76.4	$5.0	$(92.9)	$(66.7)
Income (loss) from continuing operations before income tax expense (benefit)—% of revenue	4.1%	2.7%	0.2%	(4.0)%	(2.6)%
Income (loss) from continuing operations after income tax expense (benefit)	$106.9	$48.9	$11.7	$(42.0)	$(41.6)
Income (loss) from continuing operations after income tax expense (benefit)—% of revenue	3.5%	1.7%	0.5%	(1.8)%	(1.6)%
Income from discontinued operations(2)	—	—	$1.0	$22.4	$4.7
Cumulative effect of accounting change, net of income taxes(3)	—	—	—	$(4.2)	$(229.9)
Net income (loss)	$106.9	$48.9	$12.7	$(23.8)	$(266.8)
Net income (loss)—% of revenue	3.5%	1.7%	0.5%	(1.0)%	(10.5)%
Per Share Data
Income (loss) from continuing operations:
Basic	$0.72	$0.33	$0.08	$(0.28)	$(0.28)
Diluted	$0.71	$0.33	$0.08	$(0.28)	$(0.28)
Income from discontinued operations:
Basic	—	—	$0.01	$0.15	$0.03
Diluted	—	—	$0.01	$0.15	$0.03
Cumulative effect of accounting change—basic and diluted	—	—	—	$(0.03)	$(1.56)
Net income (loss):
Basic	$0.72	$0.33	$0.09	$(0.16)	$(1.81)
Diluted	$0.71	$0.33	$0.09	$(0.16)	$(1.81)
Dividends—common stock	$0.45	$0.33	$0.24	$0.24	$0.24
Financial Condition
Working capital	$585.5	$291.9	$447.8	$401.0	$334.3
Total assets	$2,399.4	$2,344.5	$2,364.7	$2,359.4	$2,354.9
Long-term debt	$250.0	$2.2	$258.1	$319.6	$294.2

(1)	The fiscal year ended February 28, 2003 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Income from discontinued operations relate to the disposition of AW Corporation in 2005.

(3)	Cumulative effect of accounting change for the fiscal year ended February 27, 2004 related to our adoption of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities. Cumulative effect of accounting change for the fiscal year ended February 28, 2003 related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere within this Report.

Financial Summary

Results of Operations

	Year Ended
Income Statement Data—
Consolidated	February 23, 2007		February 24, 2006		February 25, 2005
Revenue	$3,097.4	100.0%	$2,868.9	100.0%	$2,613.8	100.0%
Cost of sales	2,128.2	68.7	1,989.4	69.3	1,859.9	71.2
Restructuring costs	21.3	0.7	33.2	1.2	8.2	0.3

Gross profit	947.9	30.6	846.3	29.5	745.7	28.5
Operating expenses	831.8	26.8	758.1	26.4	722.3	27.6
Restructuring costs	2.4	0.1	5.7	0.2	5.2	0.2

Operating income	113.7	3.7	82.5	2.9	18.2	0.7
Other income (expense), net	10.9	0.4	(6.1)	(0.2)	(13.2)	(0.5)

Income from continuing operations before income tax expense (benefit)	124.6	4.1	76.4	2.7	5.0	0.2
Income tax expense (benefit)	17.7	0.6	27.5	1.0	(6.7)	(0.3)

Income from continuing operations	106.9	3.5	48.9	1.7	11.7	0.5
Discontinued operations, net	—	—	—	—	1.0	—

Net income	$106.9	3.5%	$48.9	1.7%	$12.7	0.5%

Overview

Net income improved significantly in 2007 and 2006. The $58.0 improvement in 2007 net income was due to higher revenues and price yield, favorable tax adjustments, improved gross margins, lower restructuring costs, and higher interest income on increased cash balances, partially offset by higher variable compensation costs, PolyVision intangible asset and goodwill impairment-related charges, and increased spending related to longer-term growth initiatives. The 2006 net income improvement of $36.2 over 2005 was primarily driven by increased operating profits in the North America segment.

Our revenue increased 8.0% in 2007 compared to 2006 following an increase of 9.8% from 2005 to 2006. Revenue in 2007 increased for all of our reportable segments, but growth in our International segment of 14.2% was the strongest. As compared to 2006, revenue included $36.9 of incremental sales related to net acquisitions. Current year revenue was also positively impacted by $25.8 from currency translation effects as compared to the prior year.

Cost of sales, which is reported separately from restructuring costs, decreased to 68.7% of revenue in 2007, a 0.6 percentage point improvement compared to the prior year. Improvements in the North America and International segments of 1.0 and 2.1 percentage points, respectively, were the key drivers of this improvement. These improvements were partially offset by cost of sales increases at PolyVision, which is included in the Other category. Gross margin increased to 30.6% because of the improvements in cost of sales and lower restructuring costs.

Operating expenses increased $73.7 in 2007 compared to the prior year. Higher variable compensation costs, intangible asset and goodwill impairment-related charges at PolyVision, spending related to longer-term growth initiatives, currency effects and net acquisitions were the primary reasons for the increase.

Operating income improved by $31.2 in 2007 compared to 2006, due to better performance in our International and North America segments and lower restructuring costs.

We recorded net pre-tax operating charges for restructuring costs totaling $23.7 in 2007, compared to $38.9 in 2006 and $13.4 in 2005. The net charges in 2007 primarily consisted of facility rationalizations in the North America segment. The charges were part of a two year restructuring effort announced on March 28, 2005, to consolidate our North America operations by closing certain manufacturing and distribution facilities in Grand Rapids, Michigan and relocating their activities to other facilities. See further discussion and detail of all these items in the Segment Disclosure analysis below and in Notes 14 and 16 to the consolidated financial statements.

Interest Expense; Other Income, Net; and Effective Income Tax Rate

	Year Ended
	February 23,	February 24,	February 25,
Interest Expense and Other Income (Expense), net	2007	2006	2005
Interest expense	$18.5	$18.1	$20.9

Other income (expense), net:
Interest income	25.9	11.1	6.7
Equity in income of unconsolidated ventures	3.5	2.0	3.0
Elimination of minority interest in consolidated dealers	(2.8)	(2.9)	0.3
Other income (expense), net	2.8	1.8	(2.3)

Total other income, net	29.4	12.0	7.7

Total interest expense and other income (expense), net	$10.9	$(6.1)	$(13.2)

Effective income tax rate	14.2%	36.0%	(133.9)%

Interest income increased in 2007 and 2006 due to higher cash and investment balances and higher interest rates.

Equity in income of unconsolidated ventures represents our portion of the income from our joint ventures.

Our consolidated results include the results of several dealers in which we either own a majority interest or we maintain participative control but our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder.

Other income (expense), net consists of foreign exchange gains and losses, unrealized gains and losses on derivative instruments and miscellaneous income (expense) in 2007, 2006 and 2005. Included in this amount for 2007 is a $4.9 foreign withholding tax expense from a cash dividend which was repatriated from a wholly-owned foreign subsidiary and a $3.6 gain on a dealer transition.

During 2007, we recorded favorable tax adjustments of $25.1. These adjustments include a $13.6 reduction of deferred tax asset valuation allowances related to International and U.S. net operating losses and U.S. foreign tax credit carryforwards. These reductions are the result of improved profitability and the implementation of tax planning strategies which increased the likelihood of utilizing foreign net operating losses, U.S. state net operating losses and U.S. foreign tax credit carryforwards. We reduced specific tax reserves by $7.5 due to the completion of a long-outstanding audit of a foreign subsidiary and other adjustments related to open tax periods in the U.S. In addition, we recorded a $4.0 adjustment to recognize the future benefit of U.S. foreign tax credits resulting from a change in an election for the treatment of foreign losses on our 2004 to 2006 U.S. tax returns. See further discussion and detail on these items in Note 11 to the consolidated financial statements.

The favorable tax adjustments had the effect of reducing the 2007 effective tax rate to 14.2%. Excluding the impact of the total adjustments, the 2007 effective tax rate would have been 34.3%.

In 2005, we recorded an $8.2 reduction in a specific tax reserve. The tax reserve was originally recorded in response to a fiscal 1997 tax calculation that was later rejected by the IRS. At the time of the rejection, we recorded a reserve for the total amount of the deduction while we challenged the IRS’s decision. The matter was settled in our favor during 2005 resulting in the reversal of the reserve. We calculated our tax expense for 2005 using a 30% rate and then adjusted it for the $8.2 reserve reduction.

Although our tax rate can vary from year to year, we expect that our long-term effective tax rate will be within a range of 34% to 35% for 2008 with the U.S. research tax credit remaining in effect through the end of the calendar year 2007.

Segment Disclosure

During the third and fourth quarters of 2007, we made a number of changes in our organizational structure and certain key leadership positions, which resulted in changes to our segment reporting. As a result of this change, management currently evaluates the Company as eight business units: Steelcase Group, Turnstone, Nurture by Steelcase, International, Design Group, PolyVision, IDEO and Financial Services. For external purposes, these business units are aggregated into two reportable segments: North America and International, plus an “Other” category. Prior year information has been restated to reflect the new segment information. See more information regarding segments in Item 1: Business and Note 14 to the consolidated financial statements included with this Report.

North America

	Year Ended
Income Statement Data—North America	February 23, 2007		February 24, 2006		February 25, 2005
Revenue	$1,863.8	100.0%	$1,757.3	100.0%	$1,569.0	100.0%
Cost of sales	1,313.9	70.5	1,257.4	71.5	1,166.6	74.4
Restructuring costs	18.5	1.0	22.6	1.3	7.8	0.5

Gross profit	531.4	28.5	477.3	27.2	394.6	25.1
Operating expenses	425.8	22.8	392.2	22.4	370.1	23.5
Restructuring costs	1.7	0.1	—	—	1.0	0.1

Operating income	$103.9	5.6%	$85.1	4.8%	$23.5	1.5%

The North America segment increased operating income by $18.8 in 2007 compared to 2006 after an increase of $61.6 between 2005 and 2006. The 2007 improvement was driven by volume growth, improved pricing yield and cost of sales improvements, partially offset by increased variable compensation costs and spending related to longer-term growth initiatives.

Revenue increased 6.1% in 2007 compared to 2006 and represented 60.2% of consolidated revenues. Revenue growth in 2007 was driven by increased sales across the Steelcase Group, Turnstone and Nurture by Steelcase brands. Additionally, as compared to the prior year, current year revenue included $27.8 of incremental sales related to net acquisitions and $5.4 from favorable currency effects related to sales by our subsidiary in Canada.

Cost of sales, which is reported separately from restructuring costs, as a percent of revenue decreased 1.0 percentage point from the prior year because of improved pricing yields, benefits from restructuring efforts and product simplicity initiatives and continued implementation of lean manufacturing principles. The combined results from these initiatives will have allowed us to reduce our total manufacturing and distribution center footprint from approximately 14.0 million square feet in 2000 to 6.7 million square feet by the end of Q1 2008.

Our wood product category within the North America segment has reported significant operating losses over the past several years. In 2007, we estimate that this product category incurred an operating loss of $27.5 after an allocation of operating expenses related to corporate and other shared service functions. The current year results were negatively impacted by one large, complex project that was awarded in 2006, and various long-term contracts with existing customers, most of which have since been amended. In addition, we incurred significant expenses associated with current year cost reduction initiatives, new product introductions and environmental sustainability initiatives. As a result of our efforts, the quarterly losses in 2007 were reduced from $9.5 in Q1 to $5.7 in Q4. We expect to implement additional strategies and initiatives to further improve the profitability of our wood product category. However, the achievement of improved operating results will depend upon the success of the strategies and initiatives discussed above, as well as various other risks and contingencies discussed in the Risk Factors section of this report.

Gross margin as a percent of revenue improved from 27.2% in the prior year to 28.5% in the current year, due to improved operating performance and lower restructuring costs. Restructuring costs of $18.5 in 2007 and $22.6 in 2006 included in gross profit related to move and severance costs associated with our current plant consolidation initiative, which we expect to complete by the end of Q1 2008, and a loss on the sale of our Grand Rapids manufacturing campus, which was completed during Q4 2007.

Operating expenses were 22.8% of revenue in 2007 compared to 22.4% in 2006. Operating expenses increased compared to 2006 primarily due to increases in variable compensation costs linked to Steelcase Inc. consolidated performance and spending related to longer-term growth initiatives.

International

	Year Ended
	February 23,		February 24,		February 25,
Income Statement Data—International	2007		2006		2005
Revenue	$735.8	100.0%	$644.5	100.0%	$590.5	100.0%
Cost of sales	490.0	66.6	442.8	68.7	411.7	69.7
Restructuring costs (benefit)	2.8	0.4	8.6	1.3	(0.6)	(0.1)

Gross profit	243.0	33.0	193.1	30.0	179.4	30.4
Operating expenses	208.7	28.4	188.7	29.3	181.0	30.7
Restructuring costs	0.1	0.0	5.7	0.9	3.8	0.6

Operating income (loss)	$34.2	4.6%	$(1.3)	(0.2)%	$(5.4)	(0.9)%

International reported operating income of $34.2, an improvement of $35.5 compared to 2006. The 2007 improvement was driven by lower restructuring costs and increased profitability in certain markets, most notably the United Kingdom (“U.K.”), Spain, eastern Europe, and Germany.

Revenue increased 14.2% in 2007 compared to 2006 and represented 23.8% of consolidated revenue. The growth was relatively broad-based across most of our international regions, but was particularly strong in Germany, Spain, eastern Europe, the U.K. and Asia. Currency translation had the effect of increasing revenue by $20.4 in 2007 as compared to the prior year.

Cost of sales, which is reported separately from restructuring costs, decreased by 2.1 percentage points as a percentage of revenue compared to 2006. The improvement was due to volume leverage, benefits from prior restructuring activities and better operational performance, especially in our business in the U.K. In addition, we experienced a more favorable mix of business in our more profitable markets.

Gross margin as a percent of revenue was 33.0% in 2007 compared to 30.0% in 2006. The improvements in gross margin are due to the improvements in cost of sales and lower restructuring costs.

Operating expenses increased by $20.0 in 2007, primarily due to higher spending on growth initiatives in Asia, costs related to acquired dealers, and higher variable compensation costs. Currency translation had the effect of increasing operating expenses in 2007 by $5.6 compared to 2006.

Restructuring charges in 2007 related primarily to the impairment of our closed facilities in Strasbourg, France, and our exit from the white goods business in Morocco.

Other

	Year Ended
	February 23,		February 24,		February 25,
Income Statement Data—Other	2007		2006		2005
Revenue	$497.8	100.0%	$467.1	100.0%	$454.3	100.0%
Cost of sales	324.3	65.1	289.2	61.9	281.6	62.0
Restructuring costs	—	—	2.0	0.4	1.0	0.2

Gross profit	173.5	34.9	175.9	37.7	171.7	37.8
Operating expenses	170.3	34.3	149.0	31.9	147.0	32.3
Restructuring costs	0.6	0.1	—	—	0.4	0.1

Operating income	$2.6	0.5%	$26.9	5.8%	$24.3	5.4%

Our Other category includes the Design Group, PolyVision, IDEO and Financial Services subsidiaries.

The Other category reported operating income of $2.6, a $24.3 decline compared to the prior year. The decline was primarily the result of $10.7 of intangible asset and goodwill impairment-related charges at PolyVision, operational issues and intense price competition in PolyVision’s U.S. static whiteboard business, a decline in operating margins at IDEO, and prior year gains from credit recoveries at Financial Services.

Revenue increased by $30.7 in 2007 due to growth in PolyVision’s technology and international infrastructure businesses, as well as modest growth at IDEO and across the Design Group.

Gross margin as a percent of revenue was 34.9% in 2007 compared to 37.7% in 2006. The decline in gross margin was primarily due to operational issues and intense competition in PolyVision’s U.S. static whiteboard business and a decline in IDEO margins due to lower growth in key service offerings.

Restructuring costs included in 2007 relate to PolyVision workforce reductions. Restructuring costs included in 2006 related to the consolidation of two PolyVision facilities.

Corporate

	Year Ended
	February 23,	February 24,	February 25,
Income Statement Data—Other	2007	2006	2005
Operating expenses	$27.0	$28.2	$24.2

Approximately 84% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as human resources, finance, legal, research and development and corporate facilities.

Liquidity and Capital Resources

Liquidity

The following table summarizes our statement of cash flows:

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Net cash flow provided by (used in):
Operating activities	$280.5	$175.5	$114.7
Investing activities	(51.9)	127.7	(25.7)
Financing activities	(127.1)	(101.6)	(60.3)
Effect of exchange rate changes on cash and cash equivalents	1.9	5.6	5.7

Net increase in cash and cash equivalents	103.4	207.2	34.4
Cash and cash equivalents, beginning of period	423.8	216.6	182.2

Cash and cash equivalents, end of period	$527.2	$423.8	$216.6

During 2007, we increased cash and cash equivalents by $103.4 to a balance of $527.2 as of February 23, 2007. Of our total cash and cash equivalents, 85.3% was located in the United States and the remaining 14.7% was located outside of the United States, primarily in Canada and Europe. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

The increase in cash and cash equivalents was due to a number of factors. Operating activities generated cash primarily from net income as adjusted for depreciation and amortization, which are non-cash expenses. Depreciation and amortization have remained higher than the level of capital expenditures, which represents a source of cash. The largest investing activities were made up of capital expenditures, purchases of short-term investment instruments and the acquisition of Softcare Innovations, Inc. and DJRT Manufacturing, Inc. (“Softcare”). These investments were offset in part by net proceeds from asset disposals and run-off collections of lease and notes receivable within Financial Services. Financing activities consisted primarily of quarterly dividend payments and net share repurchases.

We believe that we currently need approximately $50 in cash to fund the day-to-day operating needs of our business. Our cash balances fluctuate from quarter to quarter because our business has some seasonality, and certain cash flows related to variable compensation, retirement plan funding and insurance payments occur only annually. At this time, we expect to maintain an additional cushion of approximately $200 for funding investments in our growth initiatives, which may include opportunistic or strategic acquisitions, and to protect us in the event of a downturn while we are still restructuring our operations. We will also use cash to return value to shareholders, primarily through dividends and share repurchases. These are general guidelines and our cash balance may be higher or lower at any point in time. We also may change this approach as conditions change or new opportunities emerge.

Significant uses of cash in Q1 2008 are expected to include approximately $80 related to 2007 variable compensation payments and retirement plan contributions.

Cash provided by operating activities

	Year Ended
	February 23,	February 24,	February 25,
Cash Flow Data—Operating Activities	2007	2006	2005
Net income	$106.9	$48.9	$12.7
Depreciation and amortization	101.4	119.4	127.6
Deferred income taxes	30.9	0.2	(13.7)
Changes in operating assets and liabilities, net of acquisitions	23.1	(8.9)	(25.3)
Other, net	18.2	15.9	13.4

Net cash provided by operating activities	$280.5	$175.5	$114.7

Net cash provided by operating activities was sufficient to fund our capital expenditure needs for 2007 and we expect this trend to continue.

The increase in cash generated from operating activities in 2007 was primarily due to higher net income, increased utilization of deferred income tax assets related to net operating loss carryforwards and improved working capital performance.

Most of the change in cash generated from operating activities from 2005 to 2006 was due to the improvements in year-over-year income from continuing operations and an improvement in management of working capital, primarily through an improvement in accounts receivable days sales outstanding, which was influenced by a change in terms offered to our North America dealers.

Cash (used in) provided by investing activities

	Year Ended
	February 23,	February 24,	February 25,
Cash Flow Data—Investing Activities	2007	2006	2005
Capital expenditures	$(58.2)	$(71.9)	$(49.2)
Short-term investments, net	(33.1)	131.6	(51.4)
Proceeds from disposal of fixed assets	18.9	39.3	19.8
Proceeds from repayments of lease fundings	9.7	17.7	32.3
Proceeds from repayments of notes receivable, net	17.5	15.3	15.1
Acquisitions, net of cash acquired and business divestitures	(9.9)	(8.6)	—
Other, net	3.2	4.3	7.7

Net cash (used in) provided by investing activities	$(51.9)	$127.7	$(25.7)

Net cash used in investing activities in 2007 includes the purchase of short-term investments in auction rate securities during Q4. During 2006 we converted all of our short-term investments in auction rate securities back to investments in commercial paper.

We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative, new products. Capital expenditures continued to be less than depreciation, which represented a source of cash.

Capital expenditures decreased in 2007 compared to 2006 primarily due to $18.0 and $6.0 in payments for the replacement of a corporate aircraft that were made in 2006 and 2005, respectively. Capital expenditures during 2007 included upgrades to our information technology systems, modernization of our manufacturing facilities and capital improvements to certain office and showroom facilities.

Proceeds from the disposal of fixed assets in 2007 included $11.4 related to the sale of domestic and international manufacturing facilities and $7.5 related to fixture and equipment sales. Proceeds from the disposal of fixed assets in 2006 included $14.8 in proceeds from the sale of the aircraft that we replaced and $9.8 from the sale of a manufacturing facility in Kentwood, Michigan. Proceeds from the disposal of fixed assets in 2005 primarily related to the sale of domestic and international manufacturing facilities and related equipment.

Acquisitions, net of cash acquired and business divestitures related to the purchase of Softcare offset by the sale of a small subsidiary of PolyVision in 2007. The 2006 amount relates to investments in three small dealerships acquired by our International segment and a small technology services company that was acquired by a company-owned dealer within our North America segment.

We have an outstanding commitment to purchase a corporate aircraft that is intended to replace an existing aircraft. We currently have $1.7 on deposit toward this purchase. We expect to take delivery of the new aircraft in 2009 with a total remaining commitment of $33.0. We expect to sell an existing aircraft at near the same time.

Cash used in financing activities

	Year Ended
	February 23,	February 24,	February 25,
Cash Flow Data—Financing Activities	2007	2006	2005
Repayments of short-term and long-term debt, net	$(9.8)	$(61.2)	$(28.8)
Excess tax benefit from exercise of stock options and vesting of restricted stock	3.9	—	—
Common stock issuance, net of repurchases	(54.0)	8.8	4.1
Dividends paid	(67.2)	(49.2)	(35.6)

Net cash used in financing activities	$(127.1)	$(101.6)	$(60.3)

We used cash in financing activities in 2007 primarily to return value to shareholders through common stock repurchases and dividend payments. We declared and paid common stock dividends of $0.45 per share in 2007, $0.33 per share in 2006 and $0.24 per share in 2005. The dividend declared by the Board of Directors was $0.13, $0.12, $0.10 and $0.10 in Q4, Q3, Q2 and Q1 2007, respectively. During Q1 2008, we announced an increase in the dividend to $0.15 per share, payable in Q1 2008. This increase is expected to use additional cash of approximately $2.9 in Q1 2008 compared to Q4 2007. We believe this dividend level can be supported throughout 2008 by our existing cash balances and projected operating performance.

The Board of Directors previously authorized share repurchases of up to 11 million shares. During 2007, the Board of Directors authorized additional share repurchases aggregating $100.0. During 2007, we repurchased 2.2 million shares of our Class A and 2.3 million shares of our Class B common stock for a total of $77.3, fulfilling the remainder of the 11 million share authorization and using $15.4 of the $100.0 authorization. See Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities and Note 10 to the consolidated financial statements for additional information.

We issued 1.8 million shares of Class A common stock in 2007 for proceeds of $23.3 related to the exercise of employee stock options. See Note 12 to the consolidated financial statements for further discussion regarding our stock-based incentive plans.

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

Contractual Obligations

Our contractual obligations as of February 23, 2007 are as follows:

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt and short-term borrowings	$255.1	$5.1	$0.4	$249.6	$—
Estimated interest on debt obligations	73.2	16.4	32.5	24.3	—
Operating leases	246.6	50.2	81.3	58.0	57.1
Committed capital expenditures	36.3	13.7	22.6	—	—
Purchase obligations	4.4	4.4	—	—	—
Other long-term liabilities	243.2	54.2	60.7	35.9	92.4

Total	$858.8	$144.0	$197.5	$367.8	$149.5

Total consolidated debt as of February 23, 2007 was $255.1. Our debt to total capital ratio was 17.4% at year-end. Of our total debt, $249.4 is in the form of term notes due in 2012.

We have commitments related to certain sales offices, showrooms, and equipment under non-cancelable operating leases that expire at various dates through 2018. Minimum payments under operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include an outstanding commitment to purchase a new corporate aircraft that is intended to replace an existing aircraft.

We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

Other long-term liabilities represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution and variable compensation plans. It should be noted that our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 9 to the consolidated financial statements for further discussion regarding these plans.

The contractual obligations table above is current as of February 23, 2007. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity facilities

Our total liquidity facilities as of February 23, 2007 were:

Amount
Global committed bank facility	$200.0
Various uncommitted lines	87.5

Total credit lines available	287.5
Less: borrowings outstanding	3.5

Available capacity (subject to covenant constraints)	$284.0

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities as of February 23, 2007, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of February 23, 2007 was $255.1. Our debt primarily consists of $249.4 in term notes due in 2012 with an effective interest rate of 6.3% See Note 8 to the consolidated financial statements for additional information.

Our long-term debt rating is BBB- with a positive outlook from Standard & Poor’s and Ba1 with a positive outlook from Moody’s Investor Service.

Critical accounting policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting policies that typically involve a higher degree of judgment, estimates and complexity are listed and explained below. These policies were discussed with the Audit Committee of the Board of Directors and affect all segments of the Company.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. During the third and fourth quarters of 2007, we made a number of changes in our organizational structure and certain key leadership positions, which resulted in changes to our segment reporting. Based on these changes, we changed our reporting units used to test goodwill for impairment. We evaluated goodwill using the following ten reporting units where the goodwill is recorded—Brayton, Designtex, Financial Services, IDEO, International, Metro, North America excluding consolidated dealers, North America dealers, PolyVision and Softcare.

During Q4 2007, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a combination of two methods based upon a discounted cash flow valuation (“DCF”) and a market value approach (“MVA”). The first method used a 100% weighting factor based on DCF while the second valuation was based upon 50% of DCF and 50% of MVA. The MVA was only calculated for International and North America excluding consolidated dealers because these are the two reporting units where we could obtain comparable market data.

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

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections and operating plans. However, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of (below) the underlying reported value of the goodwill as follows:

Available Enterprise Value in Excess of (Below) Reported Goodwill
	Discount	Discounted	Market
	Rate	Cash Flow	Value
Reporting Unit	Used	Valuation	Approach
Brayton	12.5%	$52.8	n/a	(1)
Designtex	12.5%	41.2	n/a	(1)
Financial Services	9.5%	3.0	n/a	(1)
IDEO	12.5%	32.6	n/a	(1)
International	10.0%	495.0	442.0
Metro	12.5%	18.8	n/a	(1)
North America, excluding consolidated dealers	10.0%	1,629.2	1,507.2
North America dealers	9.5%	29.2	n/a	(1)
PolyVision	12.0%	(8.3)	n/a	(1)
Softcare	12.5%	40.2	n/a	(1)

(1)	The MVA was not calculated for these reporting units as there is no comparable market data available to make these calculations meaningful.

The available enterprise value for PolyVision was less than reported goodwill in the first step of our impairment testing which indicated an impairment and required us to perform the second step of the goodwill impairment test. The second step required us to determine the implied fair value of PolyVision to compare it to the reported value. Based on this analysis, we recorded a total impairment charge of $10.7, of which $3.3 related to goodwill and $7.4 related to intangible assets.

For each reporting unit other than PolyVision, the available enterprise value in excess of goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the excess amounts above to the following amounts:

Available Enterprise Value in Excess of Reported Goodwill
Using a 1.0% Increase in the Discount Rate
	Discounted	Market
	Cash Flow	Value
Reporting Unit	Valuation	Approach
Brayton	$44.8	n/a	(1)
Designtex	32.2	n/a	(1)
Financial Services	1.5	n/a	(1)
IDEO	28.6	n/a	(1)
International	406.0	397.0
Metro	15.8	n/a	(1)
North America, excluding consolidated dealers	1,382.2	1,383.2
North America dealers	14.2	n/a	(1)
Softcare	35.2	n/a	(1)

(1)	The MVA was not calculated for these reporting units as there is no comparable market data available to make these calculations meaningful.

As of February 23, 2007, we had $213.4 of goodwill recorded on our consolidated balance sheet as follows:

Recorded
Reporting Unit	Goodwill
Brayton	$22.2
Designtex	38.3
Financial Services	2.3
IDEO	6.0
International	42.7
Metro	2.6
North America, excluding consolidated dealers	8.2
North America dealers	33.9
PolyVision	49.7
Softcare	7.5

Total	$213.4

We also performed an impairment analysis on our other intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. Our intangible assets not subject to amortization consist of trademarks within the PolyVision reporting unit. As of the valuation date, the fair value of these intangible assets was $5.8 less than the recorded value. The $5.8 impairment charge was part of the $10.7 total impairment charge described above.

For our intangible assets subject to amortization and our other long-lived assets including property, plant and equipment, an impairment analysis is performed at least annually. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determined if the asset was recoverable. We then compared the undiscounted cash flows over the asset’s remaining life to the carrying value. As of the valuation date, the fair value of PolyVision’s intangible assets subject to amortization was $1.6 less than the recorded value. The $1.6 impairment charge was part of the $10.7 total impairment charge described above.

See Notes 2, 5 and 7 to the consolidated financial statements for more information regarding goodwill, other intangible assets and property, plant and equipment.

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

Allowances for Credit Losses

The allowances for credit losses related to accounts receivable, notes receivable and our investments in leases is maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment has not been received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days. See further discussion regarding concentrations of credit risk in Note 13 to the consolidated financial statements.

Income Taxes

Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.

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

Future tax benefits for these carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We estimate a tax benefit from the operating loss carryforwards before valuation allowance of $101.5, but we have recorded a valuation allowance of $27.1 which reduces our estimated tax benefit to $74.4. Additionally, we have recorded a valuation allowance of $1.7 against our tax credit carryforwards which reduces our estimated tax benefit to $22.5. It is considered more likely than not that a combined benefit of $96.9 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $9.7.

	Operating Loss
	Carryforwards	Tax Credit
February 23, 2007	(tax effected)	Carryforwards
Total carryforwards	$101.5	$24.2
Valuation allowance	(27.1)	(1.7)

Net benefit	$74.4	$22.5

Forward-looking Statements

From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; currency fluctuations; changes in customer demand; and the other risks and contingencies detailed in this Report and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Recently Issued Accounting Standards

See Note 3 to the consolidated financial statements for information regarding recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk, interest rate risk and fixed income and equity price risk.

Foreign Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 27% of our consolidated revenue in 2007 and 25% in 2006. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities.

Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2007 related to the Euro and the Canadian dollar versus the U.S. dollar. We estimate that a 10% devaluation of the U.S. dollar against the local currencies would have increased our operating income by approximately $8.7 in 2007 and $1.6 in 2006, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our International subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed and accumulated in Other Comprehensive Income within shareholders’ equity until a sale or substantially complete liquidation of the net investment in the International subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 23, 2007, the cumulative net foreign currency translation adjustments reduced shareholders’ equity by $24.6.

Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2007, net transaction gains were $4.1.

See Notes 2 and 13 to the consolidated financial statements for further discussion of derivative instruments.

Interest Rate Risk

We are exposed to interest rate risk primarily on our cash and cash equivalents, short-term investments, notes receivable, and short-term borrowings. Substantially all of our interest rates on our borrowings were fixed during 2007; thus our interest rate risk was minimized on our debt.

Our cash and cash equivalents and short-term investments are primarily invested in short-dated instruments. We estimate that a 1.0 percentage point change in interest rates would have been immaterial to our results of operations for 2007 or 2006.

See Note 2 to the consolidated financial statements for further discussion of our cash and cash equivalents and short-term investments.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in company-owned life insurance. We estimate that a 10% adverse change in the value of the underlying funds, which could be caused by changes in interest rates, yield curve, portfolio duration or equity prices, would have reduced our operating income by approximately $10.4 and $9.3 in 2007 and 2006, respectively. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, the investment managers actively manage certain fixed income and equity investments and their results could be better or worse than the market returns.

See Note 6 to the consolidated financial statements for further discussion of our investments in company-owned life insurance.

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

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that the Company’s system of internal control over financial reporting was effective as of February 23, 2007.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited our financial statements included in this Form 10-K, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Steelcase Inc. maintained effective internal control over financial reporting as of February 23, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steelcase Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Steelcase Inc. maintained effective internal control over financial reporting as of February 23, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Steelcase Inc. maintained, in all material respects, effective internal control over financial reporting as of February 23, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steelcase Inc. as of February 23, 2007 and February 24, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 23, 2007 and our report dated April 19, 2007 expressed an unqualified opinion.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. as of February 23, 2007 and February 24, 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 23, 2007. Our audits also included the financial statement schedule for the three years in the period ended February 23, 2007 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. at February 23, 2007 and February 24, 2006 and the results of their operations and their cash flows for each of the three years in the period ended February 23, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the Consolidated Financial Statements, the Company changed it’s method of accounting for share-based compensation and it’s method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steelcase Inc.’s internal control over financial reporting as of February 23, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 19, 2007 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 19, 2007

STEELCASE INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Revenue	$3,097.4	$2,868.9	$2,613.8
Cost of sales	2,128.2	1,989.4	1,859.9
Restructuring costs	21.3	33.2	8.2

Gross profit	947.9	846.3	745.7
Operating expenses	831.8	758.1	722.3
Restructuring costs	2.4	5.7	5.2

Operating income	113.7	82.5	18.2
Interest expense	(18.5)	(18.1)	(20.9)
Interest income	25.9	11.1	6.7
Other income, net	3.5	0.9	1.0

Income from continuing operations before income tax expense (benefit)	124.6	76.4	5.0
Income tax expense (benefit)	17.7	27.5	(6.7)

Income from continuing operations	106.9	48.9	11.7
Gain on sale of net assets of discontinued operations, net of income taxes	—	—	1.0

Net income	$106.9	$48.9	$12.7

Basic per share data:
Income from continuing operations	$0.72	$0.33	$0.08
Gain on sale of discontinued operations	—	—	0.01

Earnings	$0.72	$0.33	$0.09

Diluted per share data:
Income from continuing operations	$0.71	$0.33	$0.08
Gain on sale of discontinued operations	—	—	0.01

Earnings	$0.71	$0.33	$0.09

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 23,	February 24,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$527.2	$423.8
Short-term investments	33.1	—
Accounts receivable, net of allowances of $23.7 and $32.1	352.6	366.3
Inventories	144.0	147.9
Deferred income taxes	60.8	80.3
Other current assets	111.9	109.8

Total current assets	1,229.6	1,128.1

Property and equipment, net of accumulated depreciation of $1,356.0 and $1,506.6	477.1	524.8
Company-owned life insurance	209.2	196.6
Deferred income taxes	151.7	154.6
Goodwill	213.4	211.1
Other intangible assets, net of accumulated amortization of $53.4 and $47.9	64.6	73.7
Other assets	53.8	55.6

Total assets	$2,399.4	$2,344.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

	February 23,	February 24,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.0	$189.6
Short-term borrowings and current portion of long-term debt	5.1	261.8
Accrued expenses:
Employee compensation	162.7	127.9
Employee benefit plan obligations	34.2	34.1
Workers’ compensation claims	25.1	28.5
Income taxes payable	24.7	28.9
Product warranties	22.9	21.4
Other	147.4	144.0

Total current liabilities	644.1	836.2

Long-term liabilities:
Long-term debt less current maturities	250.0	2.2
Employee benefit plan obligations	191.1	239.7
Other long-term liabilities	76.3	61.5

Total long-term liabilities	517.4	303.4

Total liabilities	1,161.5	1,139.6

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 82,077,630 and 72,482,658 issued and outstanding	225.4	205.5
Class B Convertible Common Stock-no par value; 475,000,000 shares authorized, 64,768,219 and 77,007,160 issued and outstanding	34.0	104.4
Additional paid-in capital	6.3	3.4
Accumulated other comprehensive loss	(1.3)	(39.1)
Deferred compensation—restricted stock	—	(3.1)
Retained earnings	973.5	933.8

Total shareholders’ equity	1,237.9	1,204.9

Total liabilities and shareholders’ equity	$2,399.4	$2,344.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated	Deferred
	Common	Class A	Class B	Additional	Other	Compensation—		Total	Total
	Shares	Common	Common	Paid-in	Comprehensive	Restricted	Retained	Shareholders’	Comprehensive
	Outstanding	Stock	Stock	Capital	Income (Loss)	Stock	Earnings	Equity	Income
February 27, 2004	147,979,587	$123.2	$166.6	$0.2	$(40.8)	$(1.4)	$957.0	$1,204.8
Common stock conversion		31.7	(31.7)					—
Common stock issuance	336,668	4.1						4.1
Issuance of restricted stock, net	258,900	3.5				(3.5)		—
Amortization of deferred compensation						1.8		1.8
Performance share and restricted units expense				1.1				1.1
Foreign currency translation adjustment					7.3			7.3	7.3
Minimum pension liability, net of $0.8 tax					(1.2)			(1.2)	(1.2)
Derivative adjustments, net of $1.0 tax					1.6			1.6	1.6
Dividends paid ($0.24 per share)							(35.6)	(35.6)
Net income							12.7	12.7	12.7

February 25, 2005	148,575,155	162.5	134.9	1.3	(33.1)	(3.1)	934.1	1,196.6	$20.4

Common stock conversion		30.5	(30.5)					—
Common stock issuance	982,563	12.2						12.2
Stock repurchases	(250,000)	(3.4)						(3.4)
Tax effect of exercise of stock options		1.2						1.2
Issuance of restricted stock, net	182,100	2.5				(2.5)		—
Amortization of deferred compensation						2.5		2.5
Performance share and restricted units expense				2.1				2.1
Foreign currency translation adjustment					(8.1)			(8.1)	(8.1)
Minimum pension liability, net of $0.7 tax					1.0			1.0	1.0
Derivative adjustments, net of $0.7 tax					1.1			1.1	1.1
Dividends paid ($0.33 per share)							(49.2)	(49.2)
Net income							48.9	48.9	48.9

February 24, 2006	149,489,818	205.5	104.4	3.4	(39.1)	(3.1)	933.8	1,204.9	$42.9

Common stock conversion		28.8	(28.8)					—
Common stock issuance	1,788,076	23.3						23.3
Stock repurchases	(4,499,895)	(35.7)	(41.6)					(77.3)
Tax effect of exercise of stock options		3.9						3.9
Adoption of SFAS No. 123(R)		(3.1)				3.1		—
Restricted stock expense	36,850	2.4						2.4
RSUs converted to common stock	31,000	0.3		(0.3)
Performance share and restricted units expense				3.2				3.2
Foreign currency translation adjustment					9.9			9.9	9.9
Minimum pension liability, net of $0.5 tax					0.8			0.8	0.8
Derivative adjustments, net of $0.8 tax					1.3			1.3	1.3
Reversal of minimum pension liability under SFAS No. 158					—			—	0.0
Recognition of prior service cost & net loss under SFAS No. 158, net of $15.8 tax					25.8			25.8	25.8
Dividends paid ($0.45 per share)							(67.2)	(67.2)
Net income							106.9	106.9	106.9

February 23, 2007	146,845,849	$225.4	$34.0	$6.3	$(1.3)	$—	$973.5	$1,237.9	$144.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$106.9	$48.9	$12.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.4	119.4	127.6
Goodwill and intangible asset impairment charges	10.7	—	—
Loss on disposal and write-down of fixed assets, net	3.9	4.5	5.8
Deferred income taxes	30.9	0.2	(13.7)
Pension and post-retirement benefit cost	7.1	11.9	17.1
Restructuring payments, net of accrued charges	(3.9)	(2.8)	(7.6)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(3.9)	—	—
Other, net	4.3	2.3	(1.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24.3	(1.4)	(5.7)
Inventories	5.4	(17.0)	(15.8)
Other assets	(47.2)	(24.7)	(21.1)
Accounts payable	23.4	16.9	7.9
Accrued expenses and other liabilities	17.2	17.3	9.4

Net cash provided by operating activities	280.5	175.5	114.7

INVESTING ACTIVITIES
Capital expenditures	(58.2)	(71.9)	(49.2)
Purchases of short-term investments	(33.1)	—	(459.2)
Sales of short-term investments	—	131.6	407.8
Proceeds from disposal of fixed assets	18.9	39.3	19.8
Proceeds from repayments of lease fundings	9.7	17.7	32.3
Proceeds from repayments of notes receivable, net	17.5	15.3	15.1
Proceeds from sales of leased assets	—	—	4.7
Acquisitions, net of cash acquired and business divestitures	(9.9)	(8.6)	—
Other, net	3.2	4.3	3.0

Net cash (used in) provided by investing activities	(51.9)	127.7	(25.7)

FINANCING ACTIVITIES
Borrowings of long-term debt	257.4	—	—
Repayments of long-term debt	(260.3)	(58.9)	(28.0)
Repayments of lines of credit, net	(6.9)	(2.3)	(0.8)
Excess tax benefit from exercise of stock options and vesting of restricted stock	3.9	—	—
Common stock issuance	23.3	12.2	4.1
Common stock repurchases	(77.3)	(3.4)	—
Dividends paid	(67.2)	(49.2)	(35.6)

Net cash used in financing activities	(127.1)	(101.6)	(60.3)

Effect of exchange rate changes on cash and cash equivalents	1.9	5.6	5.7

Net increase in cash and cash equivalents	103.4	207.2	34.4
Cash and cash equivalents, beginning of year	423.8	216.6	182.2

Cash and cash equivalents, end of year	$527.2	$423.8	$216.6

Supplemental Cash Flow Information:
Income taxes paid	$36.2	$14.7	$16.2

Interest paid	$21.4	$18.5	$21.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Steelcase Inc. is the world’s leading designer, marketer, and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, with approximately 13,000 permanent employees. We operate manufacturing and distribution center facilities in 29 principal locations. We distribute products through various channels, including independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under two reportable segments: North America and International, plus an “Other” category. Additional information about our reportable segments is contained in Note 14.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is obtained as well as consolidation of variable interest entities in which we are designated as the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46(R)”), as amended. All intercompany transactions and balances have been eliminated in consolidation.

In 2007 and 2006, we reported the operating results from our North America segment service activity on a gross basis in our income statement. In 2005, this activity was reported on a net cost recovery basis in operating expenses since activities such as asset management and related consulting were viewed as an extension of product sales support. The impact of this reporting change was an increase in revenue of $56.9 and $49.2, an increase in cost of sales of $50.1 and $44.0 and an increase in operating expenses of $6.8 and $5.2 in 2007 and 2006, respectively. The change had no impact on operating income, but it slightly reduced operating income as a percent of sales.

Fiscal Year

Our fiscal year ends on the last Friday in February with each fiscal quarter including 13 weeks. Each of the last three fiscal years being presented, February 23, 2007, February 24, 2006, and February 25, 2005, consisted of 52 weeks.

Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or as otherwise indicated.

Reclassifications

Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. We translate Consolidated Statements of Income accounts at average rates for the period. Translation adjustments are not included in determining net income, but are disclosed in Accumulated other comprehensive income (loss) within the Consolidated Statements of Changes in Shareholders’

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Equity until a sale or substantially complete liquidation of the net investment in the International subsidiary takes place. Foreign currency transaction gains and losses are recorded in Other income, net and included net gains of $4.1 and $1.9 in 2007 and 2006, respectively.

Revenue Recognition

Revenue consists substantially of product sales and related service revenues. Product sales are reported net of discounts and applicable returns and allowances and are recognized when title and risks associated with ownership have passed to the dealer or customer. Typically, this is when product is shipped to a dealer. When product is shipped directly to an end customer, revenue is recognized upon delivery or upon acceptance by the end customer. Revenue from services are recognized when the services have been rendered.

Cash Equivalents

Cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost, which approximates fair value, and were $478.3 as of February 23, 2007 and $379.6 as of February 24, 2006.

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

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable, notes receivable and our investments in leases are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. This process is based on estimates, and ultimate losses may differ from those estimates. Receivable balances are written off when we determine that the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment has not been received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days. There were $1.5 of notes receivable on which we are receiving payments over 90 days past due and still accruing interest as of February 23, 2007.

Notes Receivable

Notes receivable includes project financing, asset-based lending and term financing with dealers. Notes receivable of $27.1 and $37.6 as of February 23, 2007 and February 24, 2006, respectively, are included within Other current assets and Other assets on the Consolidated Balance Sheets. The allowance for uncollectible notes receivable was $3.1 and $8.0 at February 23, 2007 and February 24,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

2006, respectively. Notes receivable from affiliates were $8.9 and $3.4 at February 23, 2007 and February 24, 2006, respectively. Affiliates include unconsolidated dealers and minority interests in unconsolidated joint ventures.

Inventories

Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The International segment values inventories primarily using the first in, first out method. Companies within the Other category primarily use the first in, first out or the average cost inventory valuation methods.

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

Due to the restructuring and plant consolidation activities over the past several years, we are currently holding for sale certain facilities that are no longer in use. These assets are stated at the lower of cost or net realizable value and are included within Other current assets on the Consolidated Balance Sheets since we expect them to be sold within one year.

See Note 5 for further information.

Operating Leases

Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Rent expense under operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.

Long-Term Investments

Long-term investments primarily include privately-held equity securities. These investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the assumptions underlying the performance of the privately-held companies to determine if declines in fair value below our cost basis are other-than-temporary. Most recent historic and projected operating losses by investees are considered in the review. If a determination is made that a decline in fair value below the cost basis is other-than-temporary, the investment is written down to its estimated fair value. Gains on these investments are recorded when they are realized. At February 23, 2007 and February 24, 2006, the carrying value of these investments was $4.3 and $6.1, respectively, and was included within Other assets on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Investment in Leases

Financial Services provides furniture leasing services to end-use customers and to dealers for showroom financing. Since 2004, we originate leases for customers and earn an origination fee for that service, but we use third parties to provide lease funding. Our net investment in leases was $7.3 and $17.0 at February 23, 2007 and February 24, 2006, respectively, and was included within Other current assets and Other assets on the Consolidated Balance Sheets. The balance in the investment in leases represents leases we funded before 2004, which continue to run-off.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price for, and the related underlying tangible and identifiable intangible net asset values resulting from, business acquisitions. Annually, or more frequently if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In Q4 2007, we recognized a goodwill impairment charge of $3.3 related to one of our subsidiaries in the Other category. See Note 7 for additional information.

Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line or double declining balance method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment in a manner consistent with goodwill. In Q4 2007, we recognized an intangible asset impairment charge of $7.4 related to one of our subsidiaries in the Other category. See Note 7 for additional information.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation claims and product liability claims. We have purchased insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred but not reported at the balance sheet date using certain actuarial assumptions followed in the insurance industry and our historical experience. Our accrual for workers’ compensation claims included in the accompanying Consolidated Balance Sheets was $25.1 and $28.5 at February 23, 2007 and February 24, 2006, respectively.

Other accrued expenses in the accompanying Consolidated Balance Sheets include a reserve for estimated future product liability costs of $8.3 and $8.5 incurred at February 23, 2007 and February 24, 2006, respectively.

We are also self-insured for a portion of domestic employee and retiree medical benefits. We pay self-insured claims directly from the general assets of the Company. At February 23, 2007 and February 24, 2006, the estimate for incurred but not reported employee medical, dental, and short-term disability claims was $1.8 and $2.1, respectively, and is recorded within Accrued expenses: Other in our Consolidated Balance Sheets.

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

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

in materials or workmanship. For all other brands, warranties range from one year to lifetime. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical product data and management’s knowledge of current events and actions.

	February 23,	February 24,	February 25,
Product Warranty	2007	2006	2005
Balance at beginning of period	$21.4	$20.9	$20.9
Accruals for warranty charges	14.1	11.8	5.9
Settlements and adjustments	(12.6)	(11.3)	(5.9)

Balance at end of period	$22.9	$21.4	$20.9

Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. See Note 13 for additional information.

Asset Retirement Obligations

In 2006, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FIN 47, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. See Note 13 for additional information.

We also have known conditional asset retirement obligations, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. In addition, there may be conditional asset retirement obligations that we have not yet discovered, and therefore, these obligations also have not been included in the consolidated financial statements.

Shipping and Handling Expenses

We record shipping and handling related expenses in Cost of sales in our Consolidated Statements of Income.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Product Related Expenses

Research and development expenses, which are expensed as incurred, were $44.2 for 2007, $47.4 for 2006 and $41.1 for 2005.

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

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits associated with net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Tax liabilities are recognized when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and may not be fully sustained upon review by the tax authorities. These liabilities are included within Income taxes payable in the Consolidated Balance Sheets. To the extent that the final tax outcome is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to potential tax assessments are included in income tax expense. See Note 11 for additional Information.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested. See Note 12 for additional information.

Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 1.1 million options for 2007, 1.3 million options for 2006, and 4.5 million options for 2005 because those potential shares were not dilutive.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Net earnings	$106.9	$48.9	$12.7
Weighted-average shares outstanding for basic net earnings per share	148.5	148.3	147.9
Effect of dilutive stock-based compensation	1.3	0.4	0.3

Adjusted weighted-average shares outstanding for diluted net earnings per share	$149.8	$148.7	$148.2

Net earnings per share of common stock:
Basic	$0.72	$0.33	$0.09

Diluted	$0.71	$0.33	$0.09

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Minimum		Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Adjustments	Comprehensive
	Adjustments	(net of tax)	(net of tax)	Income (Loss)
February 27, 2004	$(33.7)	$(4.4)	$(2.7)	$(40.8)
Other comprehensive income (loss)	7.3	(1.2)	1.6	7.7

February 25, 2005	(26.4)	(5.6)	(1.1)	(33.1)
Other comprehensive income (loss)	(8.1)	1.0	1.1	(6.0)

February 24, 2006	(34.5)	(4.6)	—	(39.1)
Other comprehensive income	9.9	26.6	1.3	37.8

February 23, 2007	$(24.6)	$22.0	$1.3	$(1.3)

Stock-Based Compensation

Our stock-based compensation consists of performance shares, performance units, restricted stock, restricted stock units and non-qualified stock options. In December 2004, the FASB issued SFAS No. 123(R) to expand and clarify SFAS No. 123, Accounting for Stock-Based Compensation, in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award and was effective for awards issued beginning in Q1 2007. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.

Restricted stock, restricted stock units, performance shares and performance units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares to be granted. For stock options, fair value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. No stock options were granted in 2007, 2006 or 2005.

See Note 12 for additional information.

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

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce the risk or cost to the Company. We do not use derivatives for speculative or trading purposes.

We recognize the fair value of all derivative instruments as either assets or liabilities on our Consolidated Balance Sheets. Fair value is based on market quotes because the instruments that we enter into are actively traded instruments. The accounting for changes in the fair value of a derivative depends on the use of the derivative. We formally document our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking hedge transactions. On the date that a derivative is entered into, we designate it as one of the following types of hedging instruments, and we account for the derivative as follows:

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

Fair Value Hedge

A hedge of a fixed rate asset, liability or an unrecognized firm commitment is declared as a fair value hedge. A fair value hedge requires that the gain or loss on the value of the hedge is recognized in earnings in the period of change, together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The impact of this is that the ineffective portion of the hedge will not offset and the net effect of that is immediately recognized in earnings.

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

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

For derivatives designated as natural hedges, changes in fair value are reported in earnings in the Consolidated Statements of Income.

See Note 13 for additional information.

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

3.	NEW ACCOUNTING STANDARDS

FIN No. 48

In July 2006, the FASB adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We do not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements.

EITF Issue No. 04-5

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership should presume that it controls and thus should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 was effective for the first reporting period in fiscal years beginning after December 15, 2005. As a result of adopting EITF 04-5, during Q2 2007 we began consolidating certain non-furniture partnerships related to one of our consolidated dealers that were not previously consolidated. The impact of the consolidation increased our 2007 revenue by $15.4 and operating income by $1.4. The equity interest we hold does not share in the net income of the subsidiary, under the terms of the subsidiary’s operating agreement. Accordingly, operating income was eliminated within Other income, net in our Consolidated Statement of Income. The impact of consolidating these businesses did not have a material impact on our financial statements.

SFAS No. 123(R)

At the beginning of 2007, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123(R)”), using the modified prospective transition method. The adoption of SFAS No. 123(R) had the following impact in 2007: Income from continuing operations before income

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

tax expense (benefit) was reduced by $1.1, and Net income was reduced by $0.7. There was no impact on basic or diluted earnings per share.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), or the alternative method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of FAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We elected to adopt the transition method as described in the FSP as of February 23, 2007. The adoption of the FSP had no impact on the consolidated financial statements.

Prior to the adoption of SFAS No. 123(R), our policy was to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation to all outstanding awards. Further disclosure of our stock incentive plans is presented in Note 12.

	Year Ended
	February 24,	February 25,
SFAS No. 123 Pro Forma Data	2006	2005
Net income, as reported	$48.9	$12.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.0	2.0
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3.2)	(5.4)

Pro forma net income	$48.7	$9.3

Earnings per share:
Basic and diluted—as reported	$0.33	$0.09

Basic and diluted—pro forma	$0.33	$0.06

The reported and pro forma net income and earnings per share for the year ended February 23, 2007 are the same because stock-based compensation expense was calculated and recorded in the financial statements in accordance with the provisions of SFAS No. 123(R).

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

SFAS No. 158

In September 2006, the FASB adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

accumulated other comprehensive income (loss) to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. We adopted this statement at the end of 2007 and recorded an increase to Accumulated Other Comprehensive Income (Loss) within shareholders’ equity of $25.8, a decrease to total assets of $17.4 and a decrease to total liabilities of $43.2. See Note 9 for additional information.

SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for our fiscal year ended February 23, 2007, and the adoption of SAB 108 had no impact on our financial statements.

4.	INVENTORIES

	February 23,	February 24,
Inventories	2007	2006
Finished goods	$86.4	$87.2
Work in process	26.1	27.8
Raw materials	61.9	60.3

	174.4	175.3
LIFO reserve	(30.4)	(27.4)

	$144.0	$147.9

The portion of inventories determined by the LIFO method aggregated $64.6 and $61.9 as of February 23, 2007 and February 24, 2006, respectively. The effect of LIFO liquidations on net income was not material in 2007, 2006 or 2005.

5.	PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives	February 23,	February 24,
Property and Equipment	(Years)	2007	2006
Land	—	$44.0	$51.1
Buildings and improvements	10 – 50	560.7	673.6
Machinery and equipment	3 – 15	920.9	1,007.4
Furniture and fixtures	5 – 8	88.0	88.4
Leasehold improvements	3 – 10	73.9	71.7
Capitalized software	3 – 10	135.0	128.2
Construction in progress	—	10.6	11.0

		1,833.1	2,031.4
Accumulated depreciation		(1,356.0)	(1,506.6)

		$477.1	$524.8

Depreciation expense on property and equipment approximated $92.0 for 2007, $110.7 for 2006, and $119.1 for 2005. The estimated cost to complete construction in progress at February 23, 2007 was $13.7.

The net book value of capitalized software was $17.0 and $19.1 at February 23, 2007 and February 24, 2006, respectively. The majority of capitalized software has an estimated useful life of 3 to

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

5 years. Approximately 28.0% of the gross value of capitalized software relates to our core enterprise resource planning system, which has an estimated useful life of 10 years.

Included in Other current assets on our Consolidated Balance Sheets is property, plant and equipment that has been reclassified as assets held for sale, which totaled $10.5 at February 23, 2007 and $15.8 at February 24, 2006. The majority of the February 23, 2007 balance is related to our Strasbourg, France campus which is expected to be sold during 2008. Real estate that is held for sale is stated at the lower of depreciated cost or fair market value. After actively marketing the property, we determined that the fair value of the Strasbourg campus was below the depreciated cost, and we recognized impairments of $1.4 and $2.4 in 2007 and 2006, respectively. These charges were recorded in the International segment in Restructuring costs within our Consolidated Statements of Income.

During Q4 2007, we finalized the sale of our Grand Rapids manufacturing campus for net proceeds of $10.0 with the potential of receiving additional proceeds of $4.0 contingent upon the completion of certain future events. Any future proceeds will be recognized when received. As a result of this sale, we recognized a loss of $3.7. During 2006, we recognized an impairment on the value of the Grand Rapids campus of $11.0, based upon actively marketing the property. These charges were recorded in the North America segment in Restructuring costs within our Consolidated Statements of Income.

6.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies, made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $191.1 at February 23, 2007 with a related deferred tax asset of approximately $72.5, do not represent a committed funding source. See Note 9 for additional information. They are subject to claims from creditors, and we can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s credit ratings range from A- to AAA, and totaled $209.2 at February 23, 2007 and $196.6 at February 24, 2006.

Investments in company-owned life insurance consisted of $98.3 in traditional whole life policies and $110.9 in variable life insurance policies as of February 23, 2007. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary subject to a minimum dividend rate, the cash surrender value of these policies is not exposed to negative returns in that the insurance companies guarantee a minimum dividend rate on these investments. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. At February 23, 2007, the investments in the variable life policies were allocated 53% in fixed income securities and 47% in equity securities. The valuation of these investments can fluctuate depending on changes in market interest rates and equity values. The annual net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in the accompanying Consolidated Statements of Income. The net effect of these changes in 2007, 2006 and 2005 resulted in pre-tax income of approximately $15.9, $10.7 and $9.2, respectively. In 2007 and 2006, approximately 40% and 60% of these credits were recorded to Cost of sales and Operating expenses, respectively. In 2005, approximately 60% and 40% of these credits were recorded to Cost of sales and Operating expenses, respectively.

7.	GOODWILL & OTHER INTANGIBLE ASSETS

Goodwill is assigned and the fair value is tested at the reporting unit level. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Reportable units in our

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

North America segment include North America, North America dealers and Softcare. Reportable units in our Other category include Brayton, Metro, Designtex, PolyVision and IDEO.

A summary of the changes in goodwill during the years ended February 23, 2007 and February 24, 2006, by reportable segment, is as follows:

	Goodwill
	North
	America	International	Other	Total
February 25, 2005	$42.2	$42.7	$125.3	$210.2
Acquisitions	1.5	3.0	—	4.5
Dispositions and adjustments	—	(3.6)	—	(3.6)

February 24, 2006	43.7	42.1	125.3	211.1
Acquisitions	7.9	—	—	7.9
Dispositions and adjustments	(1.6)	(3.1)	(4.2)	(8.9)
Currency translation adjustment	(0.4)	3.7	—	3.3

February 23, 2007	$49.6	$42.7	$121.1	$213.4

At February 23, 2007 and February 24, 2006, our other intangible assets and related accumulated amortization consisted of the following:

	Weighted	February 23, 2007			February 24, 2006
	Average
	Useful Lives		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	12.1	$52.2	$25.0	$27.2	$53.8	$20.2	$33.6
Trademarks	9.7	29.7	24.8	4.9	29.4	25.7	3.7
Non-compete agreements	6.2	1.1	0.3	0.8	1.0	0.1	0.9
Other	6.2	8.6	3.3	5.3	5.2	1.9	3.3

Total		91.6	53.4	38.2	89.4	47.9	41.5

Intangible assets not subject to amortization:
Trademarks	n/a	26.4	—	26.4	32.2	—	32.2

Total Intangible Assets		$118.0	$53.4	$64.6	$121.6	$47.9	$73.7

As a result of our annual assessment in Q4 2007, we recognized an impairment charge on goodwill and other intangible assets of $3.3 and $7.4, respectively, related to our PolyVision reporting unit, within our Other category. These charges were recorded within Operating expenses in our Consolidated Statement of Income.

During 2007, we acquired Softcare Innovations, Inc and its sister company, DJRT Manufacturing, Inc. As a result of the purchase price allocations, goodwill of $7.9 was recorded. Additionally, intangible assets of $4.0 were recorded including $0.5 of trademarks, $0.2 of non-compete agreements, and $3.3

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

of intangible assets classified as “other” in the table above. The intangible assets had a combined weighted-average useful life of 5.5 years.

For 2007, we recorded amortization expense of $9.4 on intangible assets subject to amortization compared to $8.7 for 2006 and $8.5 for 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Estimated Amortization Expense
Year Ending February	Amount
2008	$8.2
2009	7.4
2010	5.0
2011	3.8
2012	3.4

As events, such as acquisitions, dispositions or impairments, occur in the future, these amounts may vary.

8.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rates Range		Fiscal Year	February 23,	February 24,
Debt Obligations	at February 23, 2007		Maturity Range	2007	2006
U.S. dollar obligations:
Senior notes (1)	6.5%		2012	$249.4	$249.8
Revolving credit facilities (2)	—		—	—	—
Notes payable	6.0	%-7.8%	2008-2011	1.9	7.8
Capitalized lease obligations	3.5	%-9.3%	2008-2010	0.2	—

				251.5	257.6

Foreign currency obligations:
Notes payable	—		—	—	0.2
Revolving credit facilities (2)	4.1	%-6.0%	2008	3.5	4.9
Capitalized lease obligations	6.0%		2009	0.1	1.3

				3.6	6.4

Total short-term borrowings and long-term debt				255.1	264.0
Short-term borrowings and current portion of long-term debt (3)				5.1	261.8

Long-term debt				$250.0	$2.2

(1)	During Q2 2007, we issued $250 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and will be amortized over the life of the notes. Although the coupon rate of the 2012 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes rank equally with all of our other unsecured unsubordinated indebtedness. The proceeds from the 2012 Notes were used to redeem $250 of senior subordinated notes that were due in November 2006 (“2006 Notes”). We may redeem some or all of the 2012 Notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

redemption date on a semi-annual basis at the treasury rate plus 25 basis points, plus, in both cases, accrued and unpaid interest. During 2007, we recorded amortization expense of $0.3 related to the discounts on the 2006 Notes and the 2012 Notes.

(2)	We have a $200 global committed bank facility. At February 23, 2007 and February 24, 2006, we had no borrowings against the facility. Our obligations under the facility are unsecured and unsubordinated. We may, at our option, and subject to certain conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. At February 23, 2007 and February 24, 2006, we were in compliance with all covenants under this facility.

Additionally, we have entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $27.0 of U.S. dollar obligations and $59.7 of foreign currency obligations at February 23, 2007. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions. Borrowings on these facilities at February 23, 2007 and February 24, 2006 were $3.5 and $4.9, respectively.

(3)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 6.0% and 6.3% at February 23, 2007 and February 24, 2006, respectively.

Annual Maturities of Short-Term Borrowings and Long-Term Debt
Year Ending February	Amount
2008	$5.1
2009	0.4
2010	0.1
2011	0.1
2012	249.4

$255.1

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 23,	February 24,
Employee Benefit Plan Obligations	2007	2006
Defined contribution retirement plans	$15.9	$16.8
Post-retirement medical benefits	135.9	186.8
Defined benefit pension plans	38.9	38.2
Deferred compensation plan and agreements	34.6	32.0

	225.3	273.8
Current portion	34.2	34.1

Long-term portion	$191.1	$239.7

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including 401(k) matching contributions, and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust, which is held for the sole benefit of participants. For certain participating locations, the Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by our Compensation Committee at the end of each fiscal year. At February 23, 2007, the Company-funded portion of the trust had net assets of approximately $1.0 billion. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

Total expense under all defined contribution retirement plans was $19.7 for 2007, $20.4 for 2006 and $17.7 for 2005. We expect to expense approximately $27.3 related to our defined contribution plans in 2008. The increase in expected contributions is primarily due to a Company 401(k) matching contribution of 50% of the first 4% of eligible pay contributed by participants, which increased from 50% of the first 2% in Q3 and Q4 2007.

Post-retirement Medical Benefits

We maintain unfunded post-retirement benefit plans that provide medical and life insurance benefits to certain North American based retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service lives of employees based on actuarial calculations for each plan. These plans are unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other obligations. See Note 6 for additional information. However, it is likely that over the next several years annual inflows from the policies will not be sufficient to meet annual outflows for the benefit plans. The difference will represent a use of cash.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar year 2006, thereby creating the potential for significant benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. We remeasured our accumulated post-retirement benefit obligation as of September 1, 2004 based on the preliminary regulations, and on February 25, 2005 based on the final regulations, because we believe the value of our benefits is at least “actuarially equivalent” to Medicare Part D benefits. The impact of the remeasurement was a reduction of our accumulated benefit obligation of $34.0. In 2007, 2006 and 2005, the Medicare Act reduced pre-tax post-retirement expense by $5.5, $5.0 and $1.2, respectively.

Due to workforce reductions in the past three years, curtailment accounting rules were triggered, and we recognized plan curtailment gains of $1.4 in 2007, $2.5 in 2006, and $2.6 in 2005.

In Q4 2006, we remeasured our accumulated post-retirement benefit obligation as of November 30, 2005, due to a curtailment as defined in SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, related to our workforce reduction. This remeasurement resulted in a $16.0 decrease in the accumulated benefit obligation. Additionally, during 2006, we were approved for the Medicare Act subsidy and determined one additional plan qualified for the subsidy. The impact of this additional plan was included in the remeasurement and resulted in an additional $12.3 reduction to the accumulated benefit obligation.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

In Q3 2007, we remeasured our accumulated post-retirement benefit obligation (“APBO”) as of November 24, 2006 due to an amendment for changes in our survivor benefits. As a result of the remeasurement, the APBO decreased by $20.4 and reduced expense by $0.8 in Q4 2007.

Workforce reductions, plan amendments and Medicare changes discussed above contributed to the reduction in total post-retirement expense over the past three years. Total expense under post-retirement medical benefit plans was $3.0 for 2007, $6.7 for 2006 and $11.6 for 2005.

Defined Benefit Pension Plans

Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management or highly compensated employees. The accrued benefit plan obligation for the non-qualified supplemental retirement plan is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for the plan and other post-retirement benefit plan obligations. See Note 6 for additional information. Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 23, 2007			February 24, 2006
	Qualified Plans		Nonqualified	Qualified Plans		Non-qualified
			Supplemental			Supplemental
	Domestic	Foreign	Retirement Plan	Domestic	Foreign	Retirement Plans
Plan assets	$10.5	$43.0	$—	$11.2	$38.7	$—
Projected benefit plan obligations	9.2	55.4	23.4	10.2	55.9	23.6

Funded status	$1.3	$(12.4)	$(23.4)	$1.0	$(17.2)	$(23.6)

Long-term asset	$1.8	$2.6	$—
Current liability	—	—	(2.5)
Long-term liability	(0.5)	(15.0)	(20.9)	$0.6	$17.2	$20.4

Total accrued benefit plan obligations	$1.3	$(12.4)	$(23.4)	$0.6	$17.2	$20.4

Accumulated benefit obligation	$9.2	$52.1	$20.1	$10.2	$52.6	$19.6

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As required, we adopted this statement effective February 23, 2007. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the Consolidated Balance Sheet at February 23, 2007:

		Incremental
	Before	Effect of	After
	application of	applying	Application
Incremental Effect of Applying SFAS No. 158	SFAS No. 158	SFAS No. 158	of SFAS No. 158
Assets
Deferred income tax assets	$2.3	$(15.7)	$(13.4)
Other current assets	6.0	(1.6)	4.4
Other assets	0.1	(0.1)	—

Total Assets	$8.4	$(17.4)	$(9.0)

Liabilities and shareholders’ equity
Employee benefit plan obligations—pension	$(37.0)	$(1.9)	$(38.9)
Employee benefit plan obligations—other postretirement	(181.0)	45.1	(135.9)
Accumulated other comprehensive loss	3.8	(25.8)	(22.0)

Total liabilities and shareholders’ equity	$(214.2)	$17.4	$(196.8)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Summary Disclosures for Defined Benefit and Post-retirement Plans

The following tables summarize the required disclosures related to our defined benefit pension and post-retirement plans. We used a measurement date of December 31, 2006 for our foreign pension plans, and February 23, 2007 for our domestic pension plans, non-qualified supplemental retirement plans and foreign and domestic post-retirement plans.

	Pension Plans		Post-retirement Plans
Changes in Projected Benefit Obligations, Assets and	February 23,	February 24,	February 23,	February 24,
Funded Status	2007	2006	2007	2006
Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$89.7	$92.3	$162.9	$205.5
Service cost	2.4	2.9	1.6	1.9
Interest cost	4.4	4.4	8.7	10.6
Amendments	—	—	(20.4)	(8.7)
Net actuarial loss (gain)	(3.8)	4.0	(7.9)	(34.6)
Plan participants’ contributions	—	—	5.5	4.7
Estimated Medicare subsidies received	—	—	1.1	—
Currency changes	4.4	(2.9)	(0.1)	0.4
Adjustment due to plan curtailment	(0.5)	(0.6)	(0.2)	(1.0)
Adjustment due to plan settlement	0.2	(0.6)	—	—
Adjustment due to special termination benefits	—	—	—	0.1
Benefits paid	(7.3)	(6.5)	(15.3)	(16.0)
Other adjustments	(1.5)	(3.3)	—	—

Projected benefit plan obligations, end of year	88.0	89.7	135.9	162.9

Change in plan assets:
Fair value of plan assets, beginning of year	49.9	47.5	—	—
Actual return on plan assets	3.9	5.6	—	—
Employer contributions	4.4	4.3	9.8	11.3
Plan participants’ contributions	—	—	5.5	4.7
Currency changes	2.6	(1.0)	—	—
Benefits paid	(7.3)	(6.5)	(15.3)	(16.0)

Fair value of plan assets, end of year	53.5	49.9	—	—

Funded status	$(34.5)	(39.8)	$(135.9)	(162.9)

Unrecognized prior service cost (gain)		0.7		(36.5)
Unrecognized net actuarial loss		14.3		12.6

Net amount recognized		$(24.8)		$(186.8)

Amounts recognized in the consolidated balance sheets at February 23, 2007:
Prepaid pension costs	$4.4		$—
Current liability	(2.5)		(10.0)
Long-term liability	(36.4)		(125.9)

Net amount recognized	$(34.5)		$(135.9)

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Pension Plans		Post-retirement Plans
Changes in Projected Benefit Obligations, Assets and	February 23,	February 24,	February 23,	February 24,
Funded Status	2007	2006	2007	2006
Amounts recognized in the consolidated balance sheets at February 24, 2006:
Accrued benefit plan obligations		$(38.2)		$(186.8)
Prepaid pension costs		6.0		—
Intangible assets		—		—
Accumulated other comprehensive income		7.4		—

Net amount recognized		$(24.8)		$(186.8)

Amounts recognized in accumulated other comprehensive loss—pretax at February 23, 2007:
Net loss	$—		$4.4
Prior service cost (credit)	0.5		(49.5)
Actuarial loss	9.2		—

Balance in accumulated other comprehensive loss at end of year—pretax	$9.7		$(45.1)

In 2008, an estimated net loss of $0.4 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In 2008, an estimated prior service credit of $7.2 for other post-retirement benefit plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended
Components of	Pension Plans			Post-retirement Plans
Expense and
Weighted-Average	February 23,	February 24,	February 25,	February 23,	February 24,	February 25,
Assumptions	2007	2006	2005	2007	2006	2005
Components of expense:
Service cost	$2.4	$2.9	$3.0	$1.6	$1.9	$3.2
Interest cost	4.3	4.4	4.7	8.7	10.6	12.9
Amortization of prior year service cost (gain)	0.1	0.1	0.3	(6.0)	(5.1)	(5.4)
Expected return on plan assets	(3.4)	(3.1)	(3.0)	—	—	—
Adjustment due to plan curtailment	(0.4)	—	—	(1.4)	(2.5)	(2.6)
Adjustment due to plan settlement	0.1	(0.5)	0.1	—	—	—
Adjustment due to special termination benefits	—	—	—	—	0.1	—
Amortization of unrecognized net actuarial loss	1.0	1.4	0.2	0.1	1.7	3.5

Net expense	$4.1	$5.2	$5.3	$3.0	$6.7	$11.6

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.25%	5.00%	5.25%	5.90%	5.70%	5.60%
Rate of salary progression	3.50%	3.00%	3.25%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	4.50%	5.70%	5.70%	5.60%	6.05%
Expected return on plan assets	5.40%	5.50%	6.00%	—	—	—
Rate of salary progression	3.30%	3.00%	3.90%	4.50%	4.50%	n/a

We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits. In evaluating the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

expected return on plan assets, we have considered the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.

The assumed health care cost trend was 9.3% at February 23, 2007, gradually declining to 4.5% in 2016 and thereafter. At February 24, 2006, the assumed health care cost trend was 10.0% gradually declining to 4.5% in 2016 and thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
	point increase	point decrease
Effect on total of service and interest cost components	$0.8	$(0.7)
Effect on post-retirement benefit obligation	$10.4	$(8.8)

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category at February 23, 2007 and February 24, 2006 are in the following table. The target allocations are established by the investment committees of each plan. The targets are established in an effort to provide a return after considering the risk and return of the underlying investments.

	February 23, 2007		February 24, 2006
	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations
Equity securities	50%	48%	50%	50%
Debt securities	31	33	30	33
Real estate	3	3	2	2
Other (1)	16	16	18	15

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

We expect to contribute approximately $3.7 to our pension plans and $12.0 to our post-retirement plans in 2008. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

		Post-retirement Plans
		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending February	Pension Plans	Subsidy	Subsidy	Act Subsidy
2008	$6.9	$12.0	$(1.7)	$10.3
2009	4.8	12.2	(2.0)	10.2
2010	5.9	12.3	(2.2)	10.1
2011	3.9	12.6	(2.4)	10.2
2012	4.6	12.8	(2.6)	10.2
2013-2017	26.2	67.7	(16.4)	51.3

Deferred Compensation Plans and Agreements

We have deferred compensation obligations to certain employees who elected to defer a portion of their salary each year for a period of one to five years. These deferred compensation obligations are

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

unfunded, but we have purchased company-owned life insurance policies, with the intention of utilizing them as a future funding source for the deferred compensation obligation and other post-retirement benefit plan obligations. See Note 6 for additional information. We also maintain a deferred compensation plan that is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan, but are lost as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits approximated $3.0 for 2007, $2.8 for 2006 and $2.8 for 2005.

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

Except for the voting and conversion features described above, the terms of Class A Common Stock and Class B Common Stock are generally similar. That is, the holders are entitled to equal dividends when declared by the Board of Directors and generally will receive the same per share consideration in the event of a merger and be treated on an equal per share basis in the event of a liquidation or winding up of the Company. In addition, we are not entitled to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that we may make a pro rata offer to all holders of Common Stock of rights to purchase additional shares of the class of Common Stock held by them, and any dividend payable in Common Stock will be paid in the form of Class A Common Stock to Class A holders and Class B Common Stock to Class B holders. Neither class of stock may be split, divided or combined unless the other class is proportionally split, divided or combined.

Preferred Stock

Our Second Restated Articles of Incorporation authorize our Board of Directors, without any vote or action by our shareholders, to create one or more series of Preferred Stock up to the limit of our authorized but unissued shares of Preferred Stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

Share Repurchases

During 2007, we repurchased 2.2 shares of our Class A common stock and 2.3 shares of our Class B common stock for $77.3. All of the Class B shares were repurchased from entities affiliated with a member of our Board of Directors for $41.6.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

11.	INCOME TAXES

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes on income from continuing operations consists of:

	Year Ended
	February 23,	February 24,	February 25,
Provision (Benefit) for Income Taxes	2007	2006	2005
Current income taxes:
Federal	$(9.7)	$11.9	$(6.1)
State and local	(1.1)	(5.3)	(4.8)
Foreign	14.6	19.0	19.5

	3.8	25.6	8.6

Deferred income taxes—temporary differences Federal	(6.9)	(5.2)	31.3
State and local	0.2	2.3	1.0
Foreign	11.6	3.3	(25.0)

	4.9	0.4	7.3

Deferred income taxes—other net operating loss utilization (provision)	22.6	1.5	(22.6)
Valuation allowance adjustments	(13.6)	—	—

	9.0	1.5	(22.6)

Income tax expense (benefit)	$17.7	$27.5	$(6.7)

Income taxes have been based on the following components of income from continuing operations before income tax expense (benefit):

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Domestic	$74.0	$42.5	$11.8
Foreign	50.6	33.9	(6.8)

	$124.6	$76.4	$5.0

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The total income tax expense (benefit) we recognized is reconciled to that computed under the federal statutory tax rate of 35% as follows:

	Year Ended
	February 23,	February 24,	February 25,
Income Tax Provision (Benefit) Reconciliation	2007	2006	2005
Tax expense at the U.S. federal statutory rate	$43.6	$26.7	$1.8
Corporate-owned life insurance	(5.6)	(3.7)	(3.2)
U.S. research tax credit	(3.3)	(2.3)	(2.3)
Medicare Part D benefits	(1.9)	(2.2)	—
Valuation allowance provisions	3.8	6.5	9.1
Valuation allowance adjustments (1)	(13.6)	—	—
Tax reserve adjustments (2)	(7.5)	(1.3)	(10.9)
Foreign tax credit adjustments (3)	(4.0)	—	—
Other	6.2	3.8	(1.2)

Total income tax expense (benefit) recognized	$17.7	$27.5	$(6.7)

(1)	Valuation allowances have been recognized when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2007, certain valuation allowances were reversed as a result of improved profitability and implementation of certain tax planning strategies.

(2)	Reserves were adjusted in 2007 and 2006 to better reflect our estimates of potential audit exposures. In addition at the end of 2007, we received a “no change” letter from tax authorities associated with a 3-year audit of a foreign location. The change in reserves for 2005 was a result of a favorable IRS appeal settlement.

(3)	Due to net operating losses and foreign tax credit carryovers in the U.S., we had elected to deduct foreign taxes paid during 2004 through 2006. As a result of improved profitability and the utilization of all U.S. net operating loss carryovers, we have reversed this election and will claim foreign tax credits through amended tax returns. The resulting foreign tax credit carryover is expected to be fully utilized within the 10-year carryover period, and thus, we recorded the expected benefit in 2007.

The effect of tax law and tax rate changes on deferred tax assets and liabilities did not have a material impact on our effective tax rate.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between tax bases of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations. The significant components of deferred income taxes are as follows:

	February 23,	February 24,
Deferred Income Taxes	2007	2006
Deferred income tax assets:
Employee benefit plan obligations	$113.2	$124.9
Foreign and domestic operating losses	101.5	124.1
Reserves and accruals	32.4	43.6
Tax credit carryforwards	24.2	29.1
Other	8.7	9.5

Total deferred income tax assets	280.0	331.2
Valuation allowance	(28.8)	(38.6)

Net deferred income tax assets	251.2	292.6

Deferred income tax liabilities:
Property and equipment	(39.1)	(44.7)
Intangible assets and other	(1.4)	(15.1)

Total deferred income tax liabilities	(40.5)	(59.8)

Net deferred income taxes	$210.7	$232.8

Net deferred income taxes is comprised of the following components:
Deferred tax assets—current	60.8	80.3
Deferred tax assets—non-current	151.7	154.6
Deferred tax liabilities—current	(0.2)	(0.2)
Deferred tax liabilities—non-current	(1.6)	(1.9)

During 2007, we recorded net deferred tax liabilities for U.S. income taxes of $0.2 on $28.5 in cumulative undistributed earnings of non-U.S. subsidiaries as these earnings are currently not intended to be permanently reinvested in those operations. We have not recorded any deferred taxes on $108.9 in cumulative undistributed earnings of other non-U.S. subsidiaries because the earnings are intended to be indefinitely re-invested in those operations. Accrued income taxes on the undistributed earnings of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Current Taxes

Income taxes currently payable or refundable are reported in the Consolidated Balance Sheets as follows:

	February 23,	February 24,
Current Income Taxes	2007	2006
Current income taxes:
Other current assets	$31.5	$—
Other current liabilities	(24.7)	(28.9)

Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

	Gross Operating Loss
	Carryforwards			Tax Effected Operating Loss Carryforwards
								Tax Credit
Year Ending February	Federal	State	International	Federal	State	International	Total	Carryforwards
2008	$2.1	$0.7	$—	$0.8	$—	$—	$0.8	$—
2009	4.6	4.4	1.5	1.6	0.2	0.5	2.3	—
2010	1.8	3.9	4.1	0.6	0.2	1.3	2.1	—
2011	11.1	4.9	6.4	3.9	0.2	2.1	6.2	—
2012-2027	9.9	185.8	9.2	3.5	9.5	2.9	15.9	24.2
No expiration	—	—	225.3	—	—	74.2	74.2	—

	$29.5	$199.7	$246.5	10.4	10.1	81.0	101.5	24.2

Valuation allowance				—	(0.2)	(26.9)	(27.1)	(1.7)

Net benefit				$10.4	$9.9	$54.1	$74.4	$22.5

Future tax benefits for operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $96.9 will be realized on these operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We cannot be assured we will be able to realize these future tax benefits or that future valuation allowances will not be required.

12.	STOCK INCENTIVE PLAN

Awards currently outstanding under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) include restricted shares, restricted stock units, performance shares, performance units and non-qualified stock options.

The Compensation Committee has full authority, subject to the provisions of the Incentive Compensation Plan, to determine:

•	persons to whom awards under the Incentive Compensation Plan will be made,

•	exercise price,

•	vesting,

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

We have reserved for issuance 21,000,000 shares of Class A Common under our Incentive Compensation Plan, as amended and restated March 1, 2002. At February 23, 2007, there were 9,857,542 shares remaining for future issuances under our Incentive Compensation Plan.

Restricted Stock

Under the Steelcase Incentive Compensation Plan, the Compensation Committee may approve the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) to key employees. Restricted shares and RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting date. These restrictions lapse when the restricted shares and RSUs vest three years after the date of grant. When RSUs vest, they are converted to unrestricted shares of Class A Common Stock.

Prior to adopting SFAS 123(R), the aggregate market value on the grant date of the restricted shares was recorded as common stock and deferred compensation, a separate component of shareholders’ equity. Upon adopting SFAS 123(R), the deferred compensation account was netted against common stock. Restricted shares are now expensed and recorded in common stock over the three-year vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid-in capital within the Consolidated Balance Sheets over the three-year vesting period based on the value of the shares on the grant date.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

The restricted stock and RSU expense and associated tax benefit in 2007, 2006 and 2005 were as follows:

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Restricted stock and RSU expense	$2.8	$3.1	$2.0
Tax benefit	1.0	1.2	0.6

Holders of restricted stock receive cash dividends equal to the dividends that the Company declares and pays on Common Stock, which is included in Dividends paid in the Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend that the Company declares and pays on its Common Stock, which are expensed as paid.

Additionally, the Board of Directors and the Compensation Committee have delegated to the Chief Executive Officer the administrative authority to award restricted shares and RSUs to employees, subject to limitations and the provisions of the Incentive Compensation Plan. The limitations include, but are not limited to, the number of shares of restricted stock and RSUs that may be awarded in any plan year and the number of shares of restricted stock and RSUs that may be awarded to any individual in one plan year.

The 2007 and 2006 activity for restricted shares of stock and RSUs is as follows:

		Restricted		Weighted-Average
	Restricted	Stock		Grant Date
Nonvested Shares	Shares	Units	Total	Fair Value
Nonvested at February 24, 2006	660,000	121,750	781,750	$12.47
Granted	43,350	10,000	53,350	$17.43
Vested	(293,450)	(31,000)	(324,450)	$10.97
Forfeited	(6,500)	(5,500)	(12,000)	$13.69

Nonvested at February 23, 2007	403,400	95,250	498,650	$13.94

At February 23, 2007, there was $1.7 of remaining unrecognized compensation cost related to restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares and RSUs vested during 2007 was $5.8. No shares were vested prior to the adoption of SFAS 123(R).

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Weighted-average grant date fair value of restricted shares and RSUs granted during 2007, 2006 and 2005	$17.43	$13.72	$13.47

Performance Shares and Performance Units

In Q1 2007, the Company made awards of performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measures for the 2007 awards are based on a combination of cumulative three-year cash flow per share and average annual operating income for the

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

three-year performance period. Both measures meet the definitions within the Incentive Compensation Plan for performance-based compensation. After completion of the performance period for these performance shares and PSUs, the number of shares earned will be determined and issued as Class A Common Stock.

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

Performance shares and PSUs are expensed and recorded in Additional paid-in capital within the Consolidated Statements of Changes in Shareholders’ Equity over the three to five year performance and vesting periods based on the market value on the grant date and the estimated number of shares to be issued.

The performance shares expense and associated tax benefit in 2007 and 2006 were as follows:

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Performance shares expense	$3.3	$1.6	$0.9
Tax benefit	1.2	0.6	0.3

For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the three-year performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. The dividend equivalents on performance shares and PSUs are expensed and accrued over the three-year performance period. At the end of the performance period, the dividend equivalents will be paid in the form of cash or Class A Common Stock, at the discretion of the Board of Directors. During any vesting period following the performance period, holders of performance shares will receive cash dividends on the shares earned, and holders of PSUs will receive quarterly cash payments on the shares earned equal to the dividend that the Company declares and pays on its Common Stock.

The actual number of shares of Class A Common Stock that ultimately may be issued ranges from zero to 886,000 shares based on actual performance levels. The 2007 activity for performance shares and PSUs is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value
Nonvested at February 24, 2006	652,000	$13.52
Granted	234,000	$19.07
Vested	—
Forfeited	—

Nonvested at February 23, 2007	886,000	$14.99

As of February 23, 2007, there was $2.4 of remaining unrecognized compensation cost related to non-vested performance shares and PSUs, based on the current estimated number of shares to be

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

issued. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years. No performance shares or PSUs have vested as of February 23, 2007.

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Weighted-average grant date fair value of performance shares and PSUs granted during 2007, 2006 and 2005	$19.07	$13.00	$13.19

Stock Options

Information relating to our stock options is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Option Price	Remaining	Intrinsic Value
Unexercised Options Outstanding	Shares	per Share	Contractual Term	(millions)
February 24, 2006	7,604,442	$16.46
Options granted	—	—
Options exercised	(1,746,443)	$13.00
Options expired	(204,662)	$23.43
Options forfeited	—	—

February 23, 2007	5,653,337	$17.28	3.7	$24.7

Exercisable options:
February 23, 2007	5,653,337	$17.28	3.7	$24.7

The exercise price per share of options outstanding ranged from $10.50 to $36.50 as of February 23, 2007 and February 24, 2006.

We received $22.8 in cash from options that were exercised in 2007. The related tax benefit realized for tax deductions from option exercises was $3.1. Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

	Year Ended
	February 23,	February 24,	February 25,
	2007	2006	2005
Intrinsic value of options exercised	$10.2	$3.4	$0.6

13.	FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK, COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

in high-quality securities and commercial paper. Under our investment policy, we limit our exposure to any one debtor.

Foreign Exchange Forward Contracts

A portion of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including matching same currency revenues with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of foreign exchange forward contracts. These financial instruments serve to protect net income, assets and liabilities against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. We primarily hedge intercompany working capital loans and certain forecasted transactions. The principal currency that we hedge through foreign exchange forward contracts is the European euro. We recorded a net loss of $13.0 in 2007 and a net gain of $1.9 in 2006 in Other income, net on the Consolidated Statements of Income related to these contracts The 2007 loss was offset by a translation gain of $11.0. The notional amounts of all of the outstanding foreign exchange forward contracts were $121.6 at February 23, 2007 and $225.2 at February 24, 2006. The fair value of these contracts was ($0.3) and $12.8 at February 23, 2007 and February 24, 2006, respectively, and is recorded in Other current assets and Other current liabilities on the Consolidated Balance Sheets.

Net Investment Hedge

In 2007 and 2006, we entered into currency contracts to hedge a portion of our net investment in our wholly-owned subsidiary in Canada. This hedge served to protect our net investment in our Canadian subsidiary from the impact of translation into U.S. dollars. On February 23, 2007, we received a $96.5 dividend from our wholly-owned subsidiary in Canada. We redeemed our investment hedges on that date and recognized a gain of $1.2 in our currency translation adjustment within Accumulated other comprehensive loss.

Interest Rate Locks

In anticipation of refinancing our senior notes which were scheduled to mature in November 2006, we entered into derivative contracts to hedge against changes in the interest rate of five-year U.S. treasury notes (“treasury rate”), from which the interest rate for the replacement notes would be derived in part. The notional amount of these interest rate lock derivative contracts (“derivative contracts”) was $225.0 at February 24, 2006, and the fair value of these derivative contracts was $2.1 at February 24, 2006. We had not designated these derivative contracts as hedging instruments during 2006, and therefore we recorded a gain of $2.1 in Other income, net in 2006 to record these derivative contracts at fair value. On March 16, 2006 (“designation date”), we completed documentation to designate the derivative contracts as hedges. The derivative contracts were redeemed in Q2 2007 when we issued the senior notes. We recognized a gain of $0.2 in Other income, net in 2007 related to the ineffective portion of the derivative contract values. The effective portion of the redeemed derivative contracts was $2.3 and is being amortized over the life of the senior notes.

Concentrations of Credit Risk

Our trade receivables are primarily due from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers. Dealers, rather than the Company, are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

those cases, we assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

We also have net investments in lease assets related to furniture leases originated and funded by Financial Services. Because the underlying net investment in leases represents multiple orders from individual customers, there are some concentrations of credit risk with certain customers. Our three largest lease customers make up $6.4 of gross lease receivables at the end of 2007 which represents 83.8% of our total net investments in lease assets. Although we believe that reserves are adequate in total, a deterioration of one of these larger credit exposures would likely require additional charges and reserves.

Commitments

We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. During the normal course of business, we have also entered into several sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and any gains from the sale of the original properties were recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other long-term liabilities, and amounted to $21.3 at February 23, 2007 and $22.9 at February 24, 2006.

Minimum Annual Rental Commitments Under Non-cancelable Operating Leases
Year Ending February	Amount
2008	$50.2
2009	43.5
2010	37.8
2011	32.1
2012	25.9
Thereafter	57.1

$246.6

Minimum Annual Sub-Rental Income Under Non-cancelable Operating Leases
Year Ending February	Amount
2008	$6.3
2009	6.2
2010	5.8
2011	5.8
2012	4.7
Thereafter	18.2

$47.0

Rent expense under all operating leases was $52.7 for 2007, $56.7 for 2006, and $57.9 for 2005. Sublease rental income was $7.7 for 2007, $2.6 for 2006 and $2.4 for 2005.

We have an outstanding commitment to purchase a new corporate aircraft that is intended to replace an existing aircraft. We currently have $1.7 on deposit toward this purchase and are committed to make additional payments of $10.4 in 2008 and $22.6 in 2009. The deposit is recorded in Other assets on the Consolidated Balance Sheets and will be moved to construction in progress, within

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Property and equipment, net when construction on the aircraft begins during 2008. We expect to take delivery of the aircraft in 2009, and we expect to sell an existing aircraft near the same time.

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	February 23,	February 24,
	2007	2006
Performance bonds—dealers and joint ventures	$4.0	$7.6
Guarantees with dealers and joint ventures	1.9	1.4
Guarantees—other	0.5	1.0

Total	$6.4	$10.0

We are party to performance bonds for certain installation or construction activities of certain dealers and joint ventures. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we have no reserves recorded related to our potential exposure.

We are contingently liable under guarantees to third parties for the benefit of certain dealers and joint ventures in the event of default of a financial obligation. The guarantees generally have terms ranging from one to ten years. We have no reserves recorded at February 23, 2007 related to these guarantees.

We occasionally provide guarantees of the performance of certain of our dealers to third parties. These performance guarantees typically relate to dealer services such as delivery and installation of products. In the event that a dealer cannot complete these services in a timely manner, we guarantee the completion of these activities. It is not possible to estimate a potential liability under these types of guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement; however, we have never experienced a material loss and do not believe that any potential loss would be material.

Contingencies

Environmental

The liability for environmental contingencies included in Other accrued expenses in the accompanying Consolidated Balance Sheets was $6.3 at February 23, 2007 and $4.7 at February 24, 2006. Certain of our 2007 environmental obligations were discounted by our risk-free rate of return of 6.5%. Our undiscounted liabilities were $11.6 at February 23, 2007. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Included in our environmental liability at February 23, 2007 is $3.1 related to asset retirement obligations associated with the sale of the Grand Rapids manufacturing complex during Q4 2007. We estimate our undiscounted obligations for future investigation, remediation and monitoring costs related

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

to the Grand Rapids complex will be $5.1. We recorded a discounted liability of $3.1 associated with those anticipated costs at February 23, 2007.

Taxes

We are involved in various tax matters. We establish reserves at the time we determine it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact of related interest and penalties, in light of changing facts and circumstances, such as the progress of tax audits. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in Income taxes payable on the Consolidated Balance Sheets. Favorable resolution of tax matters that had been reserved would be recognized as a reduction in our income tax expense when known.

Litigation

We are involved in litigation from time to time in the ordinary course of business. Based on known information, management believes we are not currently a party to any material litigation.

14.	REPORTABLE SEGMENTS

During the third and fourth quarters of 2007, we made a number of changes in our organizational structure and certain key leadership positions, which resulted in changes to our segment reporting. As a result of those changes, management currently evaluates the Company as eight business units: Steelcase Group, Turnstone, Nurture by Steelcase, International, Design Group, PolyVision, IDEO and Financial Services. For external purposes, these business units are aggregated into two reportable segments: North America and International, plus an “Other” category. These changes eliminated our Steelcase Design Partnership reportable segment, re-aligning the component businesses within other business units.

The North America segment consists of the design, sales and marketing, and manufacturing operations of the Steelcase Group, Turnstone and Nurture by Steelcase which serve customers mainly through independent dealers in the United States and Canada. The North America segment includes furniture, interior architecture, technology and healthcare environment solutions under the Steelcase, Details, Vecta, Turnstone and Nurture by Steelcase brands.

The International segment includes all design, sales and marketing and manufacturing operations of the Steelcase brand outside the United States and Canada. The International segment serves customers through a network of approximately 350 dealers.

The Other category includes the Design Group, PolyVision, IDEO and Financial Services subsidiaries. The Design Group companies provide surface materials including textiles, wall covering, shades, screens and surface imaging; lounge, executive and healthcare seating and tables; and refined, modern furniture for meeting spaces, private offices and the open plan. PolyVision designs and manufactures visual communications products, such as static and electronic whiteboards, for learning environments and office settings. IDEO provides product design and innovation services. Financial Services provides leasing services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Our global manufacturing organization is centralized, rather than decentralized by segment. However, we primarily review and evaluate gross margin and operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing assets associated with each segment.

Approximately 84% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as human resources, finance, legal, research and development and corporate facilities. Assets in Corporate consist primarily of unallocated cash and short-term investment balances.

No single customer represented more than 10% of net sales in 2007, 2006 or 2005.

	North
Operating Segment Data	America	International	Other	Corporate	Consolidated
Fiscal 2007
Revenue	$1,863.8	$735.8	$497.8	—	$3,097.4
Operating income (loss)	103.9	34.2	2.6	(27.0)	113.7
Total assets	1,020.0	482.0	428.2	469.2	2,399.4
Capital expenditures	32.5	18.0	7.6	0.1	58.2
Depreciation & amortization	64.4	22.5	14.1	0.4	101.4
Fiscal 2006
Revenue	$1,757.3	$644.5	$467.1	—	$2,868.9
Operating income (loss)	85.1	(1.3)	26.9	(28.2)	82.5
Total assets	1,099.4	493.1	464.3	287.7	2,344.5
Capital expenditures	50.5	15.9	5.4	0.1	71.9
Depreciation & amortization	81.1	21.8	16.0	0.5	119.4
Fiscal 2005
Revenue	$1,569.0	$590.5	$454.3	—	$2,613.8
Operating income (loss)	23.5	(5.4)	24.3	(24.2)	18.2
Total assets	1,143.7	523.5	448.7	248.8	2,364.7
Capital expenditures	27.0	16.3	5.8	0.1	49.2
Depreciation & amortization	85.0	26.4	15.8	0.4	127.6

We evaluate performance and allocate resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Reportable geographic information is as follows:

	Year Ended
	February 23,	February 24,	February 25,
Reportable Geographic Data	2007	2006	2005
Revenue:
United States	$2,171.4	$2,107.8	$1,861.9
Foreign locations	926.0	761.1	751.9

Total	$3,097.4	$2,868.9	$2,613.8

Long-lived Assets:
United States	$789.2	$814.7	$870.6
Foreign locations	190.5	214.6	226.6

Total	$979.7	$1,029.3	$1,097.2

Revenue is attributable to countries based on the location of the customer.

Our global product offerings consist of furniture, interior architecture and technology, and services. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category. As formal product line information is not available for the company as a whole, this summary is intended to represent a reasonable estimate of net sales by product category based on the best information available:

	Year Ended
	February 23,	February 24,	February 25,
Product Category Data	2007	2006	2005
Systems and Storage	$979.0	$948.9	$874.7
Seating	488.7	463.9	418.1
Other (1)	893.9	811.6	730.5
International (2)	735.8	644.5	590.5

Total	$3,097.4	$2,868.9	$2,613.8

(1)	Other consists primarily of consolidated U.S. dealers, textiles and surface materials, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated net sales.

(2)	We determined the identification of product category information for our International segment is not currently practicable.

15.	ACQUISITIONS AND DECONSOLIDATION

In Q3 2007, we completed the acquisition of 100% of the common stock of Softcare Innovations, Inc., and its sister company, DJRT Manufacturing, Inc. (collectively “Softcare”), for $13.0 in cash. We finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in Q4 2007. As a result of the purchase price allocation, we recorded intangible assets of $4.0 and goodwill of $7.9. The acquisition of these companies is part of our strategy to grow our healthcare division, Nurture by Steelcase. Softcare has a portfolio of patient room casegoods and healthcare seating products that will expand Nurture’s ability to provide holistic solutions for its customers.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

In Q4 2006, we completed the acquisition of 100% of the outstanding capital stock of two small dealers in France for a net purchase price of $0.5. As a result of the purchase price allocation, we recorded goodwill of $0.5. These acquisitions were completed as part of our ongoing consolidation and restructuring of our distribution network in France and are consolidated in our International segment.

In Q2 2006, we completed the acquisition of 100% of the outstanding capital stock of a dealer in the United Kingdom for a net purchase price of $2.3. As a result of the purchase price allocation, we recorded goodwill of $2.3. This acquisition was completed in connection with the restructuring of our distribution network in the United Kingdom and is consolidated in our International segment.

In Q1 2006, we completed the acquisition of 100% of the net assets of GroupComm Systems Inc. (“GroupComm”) for $5.8 in cash plus incremental payments of $0.1 plus interest for each of the next five years. As a result of the purchase price allocation, we recorded intangible assets and goodwill of $3.7 and $1.5, respectively. We may be required to pay additional consideration of up to $1.3 million in the form of an earnout payment based on GroupComm meeting cumulative financial performance targets over a five-year period. GroupComm designs and implements integrated audiovisual solutions and is consolidated as part of our North America segment.

These acquisitions were not material individually or in the aggregate.

During Q4 2007, we completed the sale of a subsidiary of PolyVision for $2.9. We recorded a loss on the sale of $1.0. Our 2007 consolidated financial statements include $12.6 of revenue, $3.6 of gross profit, $3.0 of operating expenses and $0.6 of operating income related to this subsidiary.

During Q3 2007, a consolidated variable interest dealer paid off its transition financing and equity balances, resulting in a non-operating gain of $3.6. The payoff required us to reconsider the consolidation of this dealer under FIN 46(R). As a result, we determined we were no longer the primary beneficiary, and we deconsolidated the dealer. Our 2007 consolidated financial statements include $13.1 of revenue, $7.6 of gross profit, $5.2 of operating expenses, $2.4 of operating income and ($2.4) of other income, net, related to the consolidated dealer. There was no impact on net income because the equity interest we held did not share in the net income of the subsidiary, in accordance with the subsidiary’s operating agreement.

16.	RESTRUCTURING CHARGES

During Q1 2006, we announced our plans to continue the consolidation of our North America operations by closing certain facilities in the Grand Rapids, Michigan area over the following two years. During Q1 2007, we estimated total restructuring charges related to the initiative would be $25 to $30 million, not including relocation costs. As of the end of 2007, we incurred a cumulative total of $29.9 in charges related to employee termination costs, the impairment of certain fixed assets and a loss on the sale of our Grand Rapids manufacturing campus. In addition, we incurred $11.9 in relocation costs which are classified as restructuring but were not included in our estimate. We now estimate total restructuring charges related to this initiative will be $46 — $49, which includes $15 — $17 of relocation charges not included in previous estimates. We expect to complete this initiative during Q1 2008.

Total North America restructuring charges of $20.2 in 2007 consist of $20.7 related to the consolidation of our North America operations and a gain of $0.5 related to the sale of an idle facility.

We incurred restructuring costs of $2.9 in our International segment that included an impairment related to our Strasbourg campus, which we exited in connection with previous restructuring activities, and severance charges related to the exit of certain other operations in Morocco and France, partially offset by a gain on the sale of a plant in Morocco.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Restructuring costs are summarized in the following table:

	February 23,	February 24,	February 25,
Restructuring Charges	2007	2006	2005
Cost of sales:
North America	$18.5	$22.6	$7.8
International	2.8	8.6	(0.6)
Other	—	2.0	1.0

	21.3	33.2	8.2

Operating expenses:
North America	1.7	—	1.0
International	0.1	5.7	3.8
Other	0.6	—	0.4

	2.4	5.7	5.2

Totals	$23.7	$38.9	$13.4

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2005, 2006 and 2007.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance at February 27, 2004	$12.2	$9.9	$22.1
Additions	11.9	1.5	13.4
Payments	(18.7)	(3.0)	(21.7)
Adjustments	(0.3)	1.0	0.7

Reserve balance at February 25, 2005	5.1	9.4	14.5
Additions	15.4	23.5	38.9
Payments	(17.8)	(13.3)	(31.1)
Adjustments	1.2	(12.6)	(11.4)

Reserve balance at February 24, 2006	3.9	7.0	10.9
Additions	4.4	19.3	23.7
Payments	(5.9)	(15.4)	(21.3)
Adjustments	1.6	(7.5)	(5.9)

Reserve balance at February 23, 2007	$4.0	$3.4	$7.4

The reserve balance at February 23, 2007 for business exits and related costs primarily relates to an environmental reserve for expected remediation costs for the Grand Rapids campus and lease impairment costs in our International segment.

STEELCASE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

17.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total
2007
Revenue	$727.3	$789.7	$802.0	$778.4	$3,097.4
Gross profit	220.1	244.3	247.3	236.2	947.9
Operating income	28.0	42.4	40.5	2.8	113.7
Net income	18.2	26.6	32.8	29.3	106.9
Basic earnings per share	0.12	0.18	0.22	0.20	0.72
Diluted earnings per share	0.12	0.18	0.22	0.19	0.71

2006
Revenue	$676.0	$702.9	$750.7	$739.3	$2,868.9
Gross profit	199.9	214.0	223.7	208.7	846.3
Operating income (loss)	15.2	25.3	32.7	9.3	82.5
Net income	6.7	13.8	19.1	9.3	48.9
Earnings (loss) per share (basic and diluted)	0.05	0.09	0.13	0.06	0.33

During Q4 2007, we recorded favorable adjustments to tax reserves and deferred tax asset valuation allowances totaling $25.1. In addition, we recorded intangible asset and goodwill impairment charges totaling $10.7. These adjustments, combined with related variable compensation expense of $9.1, had the net effect of increasing net income by $11.8 million. See Notes 7 and 11 for additional information.

Following is a summary of the pre-tax restructuring and other selected charges (gains) included in our quarterly results above:

	First	Second	Third	Fourth
Quarterly Restructuring and Other Items	Quarter	Quarter	Quarter	Quarter	Total
2007
Restructuring charges:
Workforce reductions	$0.6	$1.8	$0.8	$0.9	$4.1
Other costs	3.7	2.6	4.9	8.4	19.6

Total restructuring charges	$4.3	$4.4	$5.7	$9.3	$23.7

2006
Restructuring charges:
Workforce reductions	$8.8	$1.4	$4.5	$0.7	$15.4
Other costs	2.0	8.3	2.8	10.4	23.5

Total restructuring charges	$10.8	$9.7	$7.3	$11.1	$38.9

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 23, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 23, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof. Other information required by this item is contained in, Item 1: Business under the caption “Available Information” or in our 2007 Proxy Statement under the captions “Our Board of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:

The information required by Item 11 is contained in our 2007 Proxy Statement, under the captions “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements,” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2007 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

Securities authorized for issuance under equity compensation plans as of February 23, 2007 are as follows:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options,	outstanding options,	reflected in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders	5,648,114	$17.28	9,852,319
Equity compensation plans not approved by security holders	—	N/A	—

Total	5,648,114	$17.28	9,852,319

All equity awards were granted under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2007 Proxy Statement, under the caption “Nominating and Corporate Governance Committee Matters,” and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services:

The information required by Item 14 is contained in our 2007 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor,” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 23, 2007, February 24, 2006 and February 25, 2005

•	Consolidated Balance Sheets as of February 23, 2007 and February 24, 2006

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 23, 2007, February 24, 2006 and February 25, 2005

•	Consolidated Statements of Cash Flows for the Years Ended February 23, 2007, February 24, 2006 and February 25, 2005

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules (S-1)

Schedule II—Valuation and Qualifying Accounts

All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

See Index of Exhibits (pages E-1 through E-7)

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

Date: April 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James P. Hackett James P. Hackett	President, Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2007
/s/ David C. Sylvester David C. Sylvester	Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 20, 2007
/s/ William P. Crawford William P. Crawford	Director	April 20, 2007
/s/ Earl D. Holton Earl D. Holton	Director	April 20, 2007
/s/ Michael J. Jandernoa Michael J. Jandernoa	Director	April 20, 2007
/s/ David W. Joos David W. Joos	Director	April 20, 2007
/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	April 20, 2007
/s/ Robert C. Pew III Robert C. Pew III	Chairman of the Board of Directors and Director	April 20, 2007
/s/ Cathy D. Ross Cathy D. Ross	Director	April 20, 2007
/s/ Peter M. Wege II Peter M. Wege II	Director	April 20, 2007
/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	April 20, 2007
/s/ Kate Pew Wolters Kate Pew Wolters	Director	April 20, 2007

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
	February 23,	February 24,	February 25,
Allowance for Losses on Accounts Receivable	2007	2006	2005
Balance at beginning of year	$32.1	$41.6	$44.4
Additions:
Charged to costs and expenses	5.9	8.6	9.6
Charged to other accounts	(0.5)	0.3	0.2
Deductions and other adjustments (1)	(13.8)	(18.4)	(12.6)

Balance at end of year	$23.7	$32.1	$41.6

(1)	Represents excess of accounts written off over recoveries and other adjustments necessary in order for amounts to conform to the current year presentation.

S-1

Index of Exhibits

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1
Instruments which define the rights of holders of long-term debt represent debt of less than 10% of total assets. In accordance with Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.2	Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (3)
4.3	First Supplemental Indenture dated November 27, 2001, between the Company and Bank One Trust Company, N.A. (4)
4.4
Registration Rights Agreement, dated November 19, 2001, by and among the Company, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc. and BNP Paribas Securities Corp. (5)

4.5	Form of Notes (included in Exhibit 4.4)
4.6	Loan Agreement dated April 9, 1999, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (6)
4.7	Participation Agreement dated as of April 9, 1999, by and between Steelcase Europe LLC and Societe Generale (7)
4.8	First Amendment to Loan Agreement dated as of June 15, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (8)
4.9	Second Amendment to Loan Agreement dated November 12, 2001, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (9)
4.10	Third Amendment to Loan Agreement dated November 5, 2002, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (10)
4.11	Fourth Amendment to Loan Agreement and Waiver dated April 17, 2003, by and among Steelcase SAS, Steelcase Inc. and Societe Generale (11)
4.12	Fifth Amendment to Loan Agreement dated as of August 7, 2003 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (12)
4.13	Sixth Amendment to the Loan Agreement dated as of August 24, 2005 by and among Steelcase SAS, Steelcase Inc. and Societe Generale (13)
4.14
Credit Agreement, dated as of July 26, 2005 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co- Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (14)

4.15	Amended and Restated Agreement, dated as of October 29, 2004, by and between Steelcase Inc. and the Shareholders listed on Schedule A thereto (15)
4.16	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (16)
4.17	Form of Global Note Representing 6.5% Senior Notes Due 2011 (17)
4.18	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (18)
4.19	Amendment No. 1 to Credit Agreement, issued August 31, 2006 among Steelcase Inc., certain institutions, JP Morgan Chase Bank, National Association as the administrative agent for the Lenders (19)
10.1	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (20)
10.2	Steelcase Inc. Restoration Retirement Plan (21)
10.3	First Amendment to the Steelcase Inc. Restoration Retirement Plan (22)
10.4	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (23)
10.5	2006-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (24)
10.6	2007-1 Amendment to the Steelcase Inc. Restoration Retirement Plan
10.7	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (25)
10.8	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (26)
10.9	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan (27)

Exhibit
No.	Description
10.10	2006-1 Amendment to the Steelcase Inc. Non-Employee Director Deferred Compensation Plan (28)
10.11	Steelcase Inc. Deferred Compensation Plan (29)
10.12	First Amendment to the Steelcase Inc. Deferred Compensation Plan (30)
10.13	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (31)
10.14	2006-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (32)
10.15	2007-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (33)
10.16	Steelcase Inc. Incentive Compensation Plan, amended and restated as of March 1, 2002 (34)
10.17	2006-1 Amendment to the Steelcase Inc. Incentive Compensation Plan (35)
10.18	Steelcase Inc. Management Incentive Plan, amended and restated as of March 1, 2002 (36)
10.19	Steelcase Inc. Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003 (37)
10.20	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (38)
10.21	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (39)
10.22	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (40)
10.23	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (41)
10.24	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Board of Directors Members (42)
10.25	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Executive Management Team Members (43)
10.26	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in France (44)
10.27	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United States (45)
10.28	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United Kingdom (46)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (47)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (48)
10.31	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form for Board of Directors Members (49)
10.32	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form (50)
10.33	Steelcase Inc. Incentive Compensation Plan Restricted Stock Units Agreement Form (51)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (52)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (53)
10.36	Summary of Steelcase Benefit Plan for Outside Directors (54)
10.37	Summary of Compensation for the Board of Directors for Steelcase Inc (55)
10.38	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (56)
10.39	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (57)
10.40	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2007) (58)
10.41	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2007) (59)
10.42	Summary of Steelcase Benefit Plan for Outside Directors (60)
10.43	Summary of Compensation for the Board of Directors for Steelcase Inc. (61)
10.44	Share Repurchase Agreement, dated January 17, 2007, between Steelcase and William P. Crawford Trust U/A/D December 27, 1995, as amended (62)
10.45	Share Repurchase Agreement, dated January 17, 2007, between Steelcase and Marilyn M. Crawford Trust U/A/D December 27, 1995, as amended (63)
10.46	Share Repurchase Agreement, dated January 17, 2007, between Steelcase and Crastecom B Limited Partnership (64)
10.47	Steelcase Inc. Executive Severance Plan (65)

Exhibit
No.	Description
10.48	2007-2 Amendment to the Steelcase Inc. Restoration Retirement Plan (66)
10.49	2007-2 Amendment to the Steelcase Inc. Deferred Compensation Plan (67)
10.50	2007-1 Amendment to the Steelcase Inc. Management Incentive Plan (68)
10.51	2007-1 Amendment to the Steelcase Inc. Incentive Compensation Plan (69)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (70)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (70)

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997.

(2)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004.

(3)	Filed as Exhibit No. 4.6 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(4)	Filed as Exhibit No. 4.7 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(5)	Filed as Exhibit No. 4.8 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2001, as filed with the Commission on January 7, 2002.

(6)	Filed as Exhibit No. 4.20 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(7)	Filed as Exhibit No. 4.21 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(8)	Filed as Exhibit No. 4.22 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(9)	Filed as Exhibit No. 4.23 in the Company’s S-4 filing, as filed with the Commission on February 22, 2002, and incorporated by reference herein.

(10)	Filed as Exhibit No. 4.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 22, 2002, as filed with the Commission on January 6, 2003, and incorporated herein by reference.

(11)	Filed as Exhibit No. 4.38 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2003, as filed with the Commission on July 14, 2003, and incorporated herein by reference.

(12)	Filed as Exhibit No. 4.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on August 30, 2005, and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on August 1, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit No. 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-3(#333-119757) as filed with the Commission on November 23, 2004, and incorporated herein by reference.

(16)	Filed as Exhibit No. 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(17)	Filed as Exhibit No. 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, and incorporated herein by reference.

(18)	Filed as Exhibit No. 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(19)	Filed as Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(20)	Incorporated by reference to the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647) as filed with the Commission on January 20, 1998.

(21)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(30)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(31)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on November 22, 2005, and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.27 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.28 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 5, 2005, and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.01 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2005, as filed with the Commission on July 1, 2005, and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(52)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(53)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(54)	Filed as Exhibit No. 10.1 in the Company’s 8-K filing, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(55)	Filed as Exhibit No. 10.2 in the Company’s 8-K filing, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(56)	Filed as Exhibit No. 10.01 in the Company’s 8-K filing, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(57)	Filed as Exhibit No. 10.02 in the Company’s 8-K filing, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(58)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(59)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(60)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(61)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(62)	Filed as Exhibit No. 10.1 in the Company’s 8-K filing, as filed with the Commission on January 18, 2007, and incorporated herein by reference.

(63)	Filed as Exhibit No. 10.2 in the Company’s 8-K filing, as filed with the Commission on January 18, 2007, and incorporated herein by reference.

(64)	Filed as Exhibit No. 10.3 in the Company’s 8-K filing, as filed with the Commission on January 18, 2007, and incorporated herein by reference.

(65)	Filed as Exhibit No. 10.1 in the Company’s 8-K filing, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(66)	Filed as Exhibit No. 10.2 in the Company’s 8-K filing, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(67)	Filed as Exhibit No. 10.3 in the Company’s 8-K filing, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(68)	Filed as Exhibit No. 10.4 in the Company’s 8-K filing, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(69)	Filed as Exhibit No. 10.5 in the Company’s 8-K filing, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(70)	Incorporated by reference to the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002.