Form 10-Q
period 2007-05-25
STEELCASE INC
filed 2007-06-29
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 25, 2007

Commission File No. 1-13873

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

As of June 26, 2007, Steelcase Inc. had 83,579,986 shares of Class A Common Stock and 60,759,801 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 25, 2007

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	May 25,	May 26,
	2007	2006
Revenue	$808.5	$727.3
Cost of sales	542.8	503.1
Restructuring costs	1.7	4.1

Gross profit	264.0	220.1
Operating expenses	215.7	191.9
Restructuring costs	—	0.2

Operating income	48.3	28.0
Interest expense	(4.4)	(4.1)
Other income, net	7.4	4.9

Income before income tax expense	51.3	28.8
Income tax expense	17.7	10.6

Net income	$33.6	$18.2

Basic and diluted per share data:
Earnings	$0.23	$0.12

Dividends declared and paid per common share	$0.15	$0.10

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 25,	February 23,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$393.6	$527.2
Short-term investments	56.3	33.1
Accounts receivable, net	391.4	352.6
Inventories	150.3	144.0
Other current assets	164.0	172.7

Total current assets	1,155.6	1,229.6

Property and equipment, net	472.8	477.1
Company-owned life insurance	210.3	209.2
Goodwill and other intangible assets, net	279.4	278.0
Other assets	199.0	205.5

Total assets	$2,317.1	$2,399.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227.2	$222.0
Short-term borrowings and current maturities of long-term debt	6.0	5.1
Accrued expenses:
Employee compensation	120.4	162.7
Employee benefit plan obligations	20.9	34.2
Other	216.3	220.1

Total current liabilities	590.8	644.1

Long-term liabilities:
Long-term debt less current maturities	249.9	250.0
Employee benefit plan obligations	191.3	191.1
Other long-term liabilities	79.6	76.3

Total long-term liabilities	520.8	517.4

Total liabilities	1,111.6	1,161.5

Shareholders’ equity:
Common stock	209.3	259.4
Additional paid-in capital	3.5	6.3
Accumulated other comprehensive income (loss)	7.5	(1.3)
Retained earnings	985.2	973.5

Total shareholders’ equity	1,205.5	1,237.9

Total liabilities and shareholders’ equity	$2,317.1	$2,399.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	May 25,	May 26,
	2007	2006
OPERATING ACTIVITIES
Net income	$33.6	$18.2
Depreciation and amortization	22.1	26.6
Changes in operating assets and liabilities	(108.1)	(78.7)
Other, net	7.5	4.1

Net cash used in operating activities	(44.9)	(29.8)

INVESTING ACTIVITIES
Capital expenditures	(12.6)	(11.4)
Purchases of short-term investments, net	(23.2)	—
Proceeds from disposal of fixed assets	14.4	3.6
Other, net	7.8	1.5

Net cash used in investing activities	(13.6)	(6.3)

FINANCING ACTIVITIES
Dividends paid	(22.1)	(15.0)
Common stock repurchases	(69.6)	(1.2)
Common stock issuances	9.9	10.7
Other, net	3.2	(2.1)

Net cash used in financing activities	(78.6)	(7.6)

Effect of exchange rate changes on cash and cash equivalents	3.5	6.2

Net decrease in cash and cash equivalents	(133.6)	(37.5)
Cash and cash equivalents, beginning of period	527.2	423.8

Cash and cash equivalents, end of period	$393.6	$386.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 23, 2007 (“Form 10-K”). As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority-owned subsidiaries.

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

FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 24, 2007. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. As a result of our adoption of FIN 48, we recognized a $3.6 decrease to the liability for uncertain tax positions (reported in Other long-term liabilities in the condensed consolidated balance sheet), with a corresponding increase to retained earnings. As of February 24, 2007, we had $11.4 of gross unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. During Q1 2008, our liability for unrecognized tax benefits increased by $0.2.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. Total interest and penalties are immaterial.

Our federal income tax returns for fiscal years 2004 through 2007 are currently under examination by the Internal Revenue Service (“IRS”). We file in numerous state and foreign jurisdictions with varying statutes of limitation. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax positions reflects the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. We do not expect a significant tax payment related to these obligations within the next year.

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 1.1 million shares for 2008 and 1.2 million shares for 2007 because those potential incentive shares were not dilutive.

	Three Months Ended
	May 25,	May 26,
Computation of Earnings per Share	2007	2006
Net income	$33.6	$18.2

Weighted-average shares outstanding for basic net earnings per share	145.3	149.3
Effect of dilutive stock-based compensation	1.2	1.5

Adjusted weighted-average shares outstanding for diluted net earnings per share	146.5	150.8

Net earnings per share of common stock:
Basic	$0.23	$0.12

Diluted	$0.23	$0.12

Total shares outstanding at quarter end	144.3	150.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended
	May 25,	May 26,
Components of Comprehensive Income	2007	2006
Net income	$33.6	$18.2
Other comprehensive income (loss):
Foreign currency translation	10.0	11.1
Derivative adjustments, net of tax of $(0.0) and $1.2	(0.1)	2.0
Minimum pension liability, net of tax of $(0.6) and $0.5	(1.1)	0.9

Total	8.8	14.0

Comprehensive income	$42.4	$32.2

Total comprehensive income disclosed in our 2007 Form 10-K incorrectly included the effects of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132(R) as Comprehensive income. Total comprehensive income for the year ended February 23, 2007 was $118.9 instead of $144.7. This amount will be reflected correctly in our 2008 Form 10-K.

5.	INVENTORIES

Following is a summary of inventories as of May 25, 2007 and February 23, 2007:

	May 25,	February 23,
Inventories	2007	2007
Finished goods	$93.0	$86.4
Work in process	23.6	26.1
Raw materials	63.4	61.9

	180.0	174.4
LIFO reserve	(29.7)	(30.4)

	$150.3	$144.0

The portion of inventories determined by the LIFO method aggregated $61.7 as of May 25, 2007 and $64.6 as of February 23, 2007.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
	Pension Plans		Post-retirement Plans
	May 25,	May 26,	May 25,	May 26,
Components of Expense	2007	2006	2007	2006
Components of expense:
Service cost	$0.6	$0.7	$0.3	$0.4
Interest cost	1.1	1.0	1.9	2.3
Amortization of prior year service gain	—	—	(1.8)	(1.4)
Expected return on plan assets	(0.9)	(0.9)	—	—
Adjustment due to plan curtailment	—	—	(0.4)	(0.1)
Amortization of unrecognized net actuarial loss	0.1	0.4	—	—

Net expense	$0.9	$1.2	$—	$1.2

We expect to contribute approximately $3.7 to our pension plans and $12.0 to our post-retirement benefit plans during 2008. As of May 25, 2007, contributions of approximately $3.2 and $4.1 have been made to our pension and post-retirement plans, respectively.

We expect to receive approximately $1.7 in Medicare Part D subsidy reimbursements during 2008. During Q1 2008, we have received $0.2 in Medicare Part D subsidy reimbursements.

7.	RESTRUCTURING COSTS

During Q1 2008, we incurred charges of $1.7 in our North America segment related to the initiative to consolidate our North American operations, which is now substantially complete. At the end of Q1 2008, we have incurred a cumulative total of $43.5 in charges related to employee termination costs, impairment of certain fixed assets, relocation charges, and gains and losses on the sale of fixed assets, in connection with our previously announced restructuring plan.

Restructuring costs are summarized in the following table:

	Three Months Ended
	May 25,	May 26,
Restructuring Costs	2007	2006
Cost of sales:
North America	$1.7	$2.0
International	—	2.1

	1.7	4.1

Operating expenses:
Other category	—	0.2

Totals	$1.7	$4.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Below is a summary of the additions, payments, and adjustments to the restructuring reserve balance during Q1 2008:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 23, 2007	$4.0	$3.4	$7.4
Additions	0.5	1.2	1.7
Payments	(1.7)	(3.2)	(4.9)
Adjustments	0.5	1.7	2.2

Reserve balance as of May 25, 2007	$3.3	$3.1	$6.4

The reserve balance as of May 25, 2007 for business exits and related costs primarily relates to an environmental reserve for expected remediation costs for the Grand Rapids campus and lease impairment costs in our International segment.

8.	REPORTABLE SEGMENTS

We operate under the North America and International reportable segments, plus an “Other” category. Unallocated corporate expenses are reported as Corporate. Revenue and operating income for Q1 of 2008 and 2007 and total assets as of May 25, 2007 and February 23, 2007 by segment are presented below:

	Three Months Ended
	May 25,	May 26,
Operating Segment Income Statement Data	2007	2006
Revenue
North America	$486.9	$437.8
International	195.8	167.4
Other	125.8	122.1

Consolidated revenue	$808.5	$727.3

Operating income
North America	$35.5	$27.2
International	13.1	4.6
Other	6.6	2.6
Corporate	(6.9)	(6.4)

Consolidated operating income	$48.3	$28.0

	May 25,	February 23,
Operating Segment Balance Statement Data	2007	2007
Total assets
North America	$1,067.0	$1,020.0
International	490.5	482.0
Other	421.2	428.2
Corporate	338.4	469.2

Consolidated total assets	$2,317.1	$2,399.4

9.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 23, 2007	$22.9
Accruals for warranty charges	5.9
Settlements and adjustments	(3.7)

Balance as of May 25, 2007	$25.1

10.	STOCK INCENTIVE PLANS

During Q1 2008, we made awards of performance shares and performance units (“PSUs”) under our Incentive Compensation Plan.

The performance measure for the 2008 awards is total shareholder return (on an absolute and relative to a peer group basis) measured over a three-year performance period. After completion of the performance period for these performance shares and PSUs, the number of shares earned will be determined and issued as Class A Common Stock.

In addition, during Q1 2008 93,060 shares were issued as Class A Common Stock. These shares related to the vesting of performance shares and PSUs that were granted in 2005.

Total share-based expense for Q1 2008 and 2007 and the associated tax benefit were as follows:

	Three Months
	Ended
	May 25,	May 26,
Components of Share based Expense	2007	2006
Restricted stock and restricted stock unit expense	$0.3	$0.7
Performance shares and PSU expense	0.6	1.5
Tax benefit	0.4	0.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the February 23, 2007 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 20, 2007. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1, Q2, Q3, and Q4 reference the first, second, third and fourth quarters, respectively, of the fiscal year indicated. All amounts are in millions, except per share data, data presented as a percentage or unless otherwise indicated.

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended
	May 25,		May 26,
Income Statement Data	2007		2006
Revenue	$808.5	100.0%	$727.3	100.0%
Cost of sales	542.8	67.1	503.1	69.2
Restructuring costs	1.7	0.2	4.1	0.5

Gross profit	264.0	32.7	220.1	30.3
Operating expenses	215.7	26.7	191.9	26.4
Restructuring costs	—	—	0.2	0.0

Operating income	48.3	6.0	28.0	3.9
Non-operating items, net	3.0	0.4	0.8	0.1

Income before income tax expense	51.3	6.4	28.8	4.0
Income tax expense	17.7	2.2	10.6	1.5

Net income	$33.6	4.2%	$18.2	2.5%

Overview

Net income increased significantly in Q1 2008 to $33.6 million, or $0.23 per share, compared to $18.2 million, or $0.12 per share, in the same quarter last year. Double-digit revenue growth and operational improvements in the North America and International segments led to an increase in net income of approximately 85% over the prior year.

Revenue increased 11.2% in Q1 2008 compared to the prior year, primarily driven by growth of 17.0% in our International segment and 11.2% in our North America segment. Current quarter revenue included $13.5 of favorable currency translation effects and $6.0 from net acquisitions completed during the last twelve months versus the same quarter last year.

Cost of sales, which is reported separately from restructuring costs, fell to 67.1% of revenue during Q1 2008, an improvement of 210 basis points compared to Q1 2007. Higher volume, improved pricing yields and benefits from prior restructuring actions drove improvements in both the North America and International segments. These improvements, in addition to lower restructuring charges, increased gross margin to 32.7% in Q1 2008 compared to 30.3% in Q1 2007.

Operating expenses, which are reported separately from restructuring costs, increased as a percentage of revenue by 30 basis points over the prior year. The increase in operating expenses was the result of an increase in variable compensation expense, higher spending on investments in longer-term growth initiatives, currency translation effects and expenses associated with acquired businesses.

Operating income of $48.3 in Q1 2008 improved from $28.0 in Q1 2007 due to better performance across all of our segments, as well as lower restructuring charges.

Restructuring costs of $1.7 incurred in Q1 2008 related to our exit of the Grand Rapids manufacturing complex, which is now substantially complete.

Our current estimate of taxable income for 2008 results in an effective tax rate of approximately 34.5%. We may see our longer term effective rate increase to 35% to 36% if the U.S. research tax credit is not extended beyond the end of calendar year 2007.

Interest Expense and Other Income, Net

	Three Months
	Ended
	May 25,	May 26,
Interest Expense and Other Income, Net	2007	2006
Interest expense	$(4.4)	$(4.1)

Other income, net:
Interest income	6.5	4.7
Equity in income of unconsolidated ventures	1.1	(0.2)
Elimination of minority interest in consolidated dealers	(1.0)	(1.8)
Other income, net	0.8	2.2

Total other income, net	7.4	4.9

Total non-operating items, net	$3.0	$0.8

Interest income in Q1 2008 was higher than the prior year due to higher average cash balances and higher interest rates earned on those balances.

Business Segment Review

See additional information regarding our business segments in Note 8 to the unaudited condensed consolidated financial statements.

North America

	Three Months Ended
	May 25,		May 26,
Income Statement Data—North America	2007		2006
Revenue	$486.9	100.0%	$437.8	100.0%
Cost of sales	334.7	68.8	311.3	71.1
Restructuring costs	1.7	0.3	2.0	0.5

Gross profit	150.5	30.9	124.5	28.4
Operating expenses	115.0	23.6	97.3	22.2

Operating income	$35.5	7.3%	$27.2	6.2%

North America operating income as a percent of revenue improved to 7.3% in Q1 2008 compared to 6.2% in Q1 2007, driven by higher sales and gross margins offset in part by higher operating expenses.

North America revenue increased 11.2% and accounted for 60.2% of consolidated revenue for the quarter. We experienced revenue growth across most of our product categories, primarily driven by growth in our systems and storage, seating, and architecture and technology product categories. Current quarter revenue also included $8.6 from net acquisitions that were completed during the last twelve months.

Cost of sales, which is reported separately from restructuring costs, fell to 68.8% of revenue or 230 basis points lower compared to Q1 2007 due to higher volume, improved pricing yields, benefits from prior restructuring activities and continued plant efficiencies, as well as improvements in our wood category.

The wood category reduced the operating income of our North America segment by less than one million dollars on a fully allocated basis, which is an improvement of approximately $9.0 compared to Q1 2007, due to significant progress since Q4 2006 in operational and marketing initiatives designed to improve profitability.

Operating expenses increased to 23.6% of revenue in the current quarter from 22.2% in the prior year. The $17.7 increase was primarily due to higher variable compensation expense, higher spending on growth initiatives and acquisitions completed during the past twelve months.

International

	Three Months Ended
Income Statement Data—International	May 25, 2007		May 26, 2006
Revenue	$195.8	100.0%	$167.4	100.0%
Cost of sales	128.4	65.6	112.5	67.2
Restructuring costs	—	—	2.1	1.3

Gross profit	67.4	34.4	52.8	31.5
Operating expenses	54.3	27.7	48.2	28.8

Operating income	$13.1	6.7%	$4.6	2.7%

International reported operating income of 6.7% of revenue in Q1 2008 compared to 2.7% of revenue in Q1 2007, reflecting improvements in nearly every International market. Q1 2008 operating income also benefited from lower restructuring charges compared to the prior year.

International revenue represented 24.2% of consolidated revenue in Q1 2008 and increased 17.0% compared to the prior year. We experienced year-over-year sales growth in almost all of our major markets with particularly strong growth rates in Germany, Asia and Spain. In addition, currency translation had the effect of increasing revenue by $13.5 as compared to the prior year, and current year revenue also included $0.8 from prior year acquisitions that were completed after the first quarter.

Gross margin was 34.4% for Q1 2008, a 290 basis point improvement versus Q1 2007. The increase in gross margin during the current quarter was primarily due to higher sales volume, restructuring benefits in certain markets and better operational performance. Gross margin also benefited from a favorable mix between certain markets and product categories, and lower restructuring costs.

Operating expenses in the current quarter were 27.7% of revenue versus 28.8% of revenue in Q1 2007. The current year dollar increase in operating expenses is due to unfavorable effects from currency translation adjustments, additional growth-related spending in Asia and higher variable compensation costs compared to Q1 2007.

Other

	Three Months Ended
			May 26,
Income Statement Data—Other	May 25, 2007		2006
Revenue	$125.8	100.0%	$122.1	100.0%
Cost of sales	79.7	63.4	79.3	64.9

Gross profit	46.1	36.6	42.8	35.1
Operating expenses	39.5	31.4	40.0	32.8
Restructuring costs	—	—	0.2	0.2

Operating income	$6.6	5.2%	$2.6	2.1%

Our Other category includes the Design Group, PolyVision, IDEO and Financial Services subsidiaries.

The Other category reported operating income of 5.2% of revenue during Q1 2008, a 310 basis point improvement compared to the prior year. The increase was primarily driven by improvements at the Design Group and PolyVision. PolyVision continues to face intense price competition in the U.S. static whiteboard business and other operational issues, but its performance reflects improvements realized from ongoing restructuring plans.

Revenue increased slightly in Q1 2008 compared to the prior year due to growth in certain Design Group companies and IDEO, offset by a decrease in revenue at PolyVision, which was primarily due to a business disposition during Q4 2007.

Gross margin was 36.6% in Q1 2008 compared to 35.1% in Q1 2007. The change in gross margin was primarily due to improvements across the Design Group companies and IDEO.

Operating expenses decreased primarily due to cost reduction initiatives at PolyVision, offset by higher variable compensation expense across all of the Other category entities.

Corporate

	Three Months Ended
Income Statement Data—Corporate	May 25, 2007	May 26, 2006
Operating expenses	$6.9	$6.4

Approximately 84% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include the executive function and portions of shared service functions such as human resources, finance, legal, research and development and corporate facilities.

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the three months ended May 25, 2007 and May 26, 2006:

	Three Months Ended
Cash Flow Data	May 25, 2007	May 26, 2006
Net cash used in:
Operating activities	$(44.9)	$(29.8)
Investing activities	(13.6)	(6.3)
Financing activities	(78.6)	(7.6)
Effect of exchange rate changes on cash and cash equivalents	3.5	6.2

Net decrease in cash and cash equivalents	(133.6)	(37.5)
Cash and cash equivalents, beginning of period	527.2	423.8

Cash and cash equivalents, end of period	$393.6	$386.3

Cash used in operating activities

	Three Months Ended
Cash Flow Data—Operating Activities	May 25, 2007	May 26, 2006
Net income	$33.6	$18.2
Depreciation and amortization	22.1	26.6
Changes in operating assets and liabilities	(108.1)	(78.7)
Other, net	7.5	4.1

Net cash used in operating activities	$(44.9)	$(29.8)

The use of cash in operating activities in Q1 2008 and 2007 primarily related to normal seasonal payments for accrued variable compensation and retirement contributions. These payments had the effect of decreasing operating liabilities, which represented a use of cash.

Cash used in investing activities

	Three Months Ended
Cash Flow Data—Investing Activities	May 25, 2007	May 26, 2006
Capital expenditures	$(12.6)	$(11.4)
Purchases of short-term investments, net	(23.2)	—
Proceeds from disposal of fixed assets	14.4	3.6
Other, net	7.8	1.5

Net cash used in investing activities	$(13.6)	$(6.3)

Cash used in investing activities during Q1 2008 was primarily related to acquisitions of short-term auction-rate securities and capital expenditures, offset by proceeds from the sale of assets associated with our exit of the Grand Rapids manufacturing campus.

We continue to closely scrutinize capital spending in order to make investments we believe will sustain the business and to preserve our ability to introduce innovative, new products. For Q1 2008 and 2007, capital expenditures were less than depreciation, which represented a source of cash.

Cash used in financing activities

	Three Months Ended
Cash Flow Data—Financing Activities	May 25, 2007	May 26, 2006
Dividends paid	$(22.1)	$(15.0)
Common stock repurchases	(69.6)	(1.2)
Common stock issuances	9.9	10.7
Other, net	3.2	(2.1)

Net cash used in financing activities	$(78.6)	$(7.6)

The primary use of cash in financing activities during Q1 2008 was related to share repurchases and dividends.

We paid common stock dividends of $0.15 per share during Q1 2008 and $0.10 per share during Q1 2007.

Q1 2008 common stock repurchases of 3.6 shares totaled $69.6. Of the shares repurchased, 1.7 shares of Class B common stock were repurchased for $33.0 from entities affiliated with a member of our Board of Directors. Share repurchases in Q1 2008 and 2007 included $2.6 and $1.2, respectively, of repurchases of shares of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of the Incentive Compensation Plan.

During 2007, the Board of Directors authorized share repurchases aggregating $100. To date, we have repurchased approximately $82.5 under this authorization. In June 2007, the Board of Directors approved an additional $100 of share repurchases. We have no outstanding share repurchase commitments.

The exercise of employee stock options generated $9.9 and $10.7 of cash during Q1 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

During Q1 2008, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

We adopted FIN 48, Accounting for Uncertainty in Income Taxes as of February 24, 2007. As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $11.4. The timing of payments will depend on the progress of examinations by tax authorities. We are currently under IRS examination for the tax years ended in 2004 through 2007. We do not expect a significant tax payment related to these obligations within the next year. The liability at May 25, 2007 was $11.6.

There were no other material changes to our contractual obligations during Q1 2008.

Liquidity Facilities

Our total liquidity facilities as of May 25, 2007 consisted of:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	89.0

Total credit lines available	289.0
Less: borrowings outstanding	4.7

Available capacity (subject to covenant constraints)	$284.3

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during Q1 2008, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of May 25, 2007 was $255.9. Our debt primarily consists of $249.4 in term notes due in 2012 with an effective interest rate of 6.3%.

The current cash and cash equivalents balance, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

Our long-term debt rating is BBB- with a positive outlook from Standard & Poor’s and Baa3 with a stable outlook from Moody’s Investor Services.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

Foreign Exchange Risk

During Q1 2008, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q1 2008, no material change in interest rate risk occurred.

Equity Price Risk

During Q1 2008, no material change in equity price risk occurred.

Item 4.	Controls and Procedures:

(a)  Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 25, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 25, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)  Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q1 2008.

(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (4)
2/24/07—3/30/07	128,371	(2)	$20.31	—	$84,555,000
3/31/07—4/27/07	3,427,250	(3)	19.56	3,427,250	17,532,000
4/28/07—5/25/07	—			—	—

Total	3,555,621			3,427,250	$17,532,000

(1)	In October 2006, our Board of Directors approved a share repurchase program permitting the repurchase of up to $100 million of shares of our common stock. This program has no specific expiration date.

(2)	These shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and performance shares, pursuant to the terms of the Incentive Compensation Plan.

(3)	Of these shares purchased, 1.7 million were shares of Class B common stock repurchased for $33.0 million from entities affiliated with a member of our Board of Directors.

(4)	The amounts shown do not include an additional $100 million share repurchase program approved by our Board of Directors subsequent to the end Q1 2008.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  David C. Sylvester
David C. Sylvester
Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: June 29, 2007

Exhibit Index

Exhibit
No.	Description
10.1	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and William P. Crawford Trust U/A/D December 27, 1995, as amended. (1)
10.2	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Marilyn M. Crawford Trust U/A/D December 27, 1995, as amended. (1)
10.3	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Walter D. Idema Grandchild Trust for the benefit of William P. Crawford U/A/D December 15, 1965. (1)
10.4	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Walter D. Idema Grandchild Trust No. 2 for the benefit of William P. Crawford U/A/D December 23, 1965. (1)
10.5	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2008) (2)
10.6	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2008) (3)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on April 26, 2007 and incorporated herein by reference.

(2)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007, and incorporated herein by reference.

(3)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007, and incorporated herein by reference.