Form 10-Q
period 2007-08-24
STEELCASE INC
filed 2007-10-02
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
August 24, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 28, 2007, Steelcase Inc. had 82,404,743 shares of Class A Common Stock and 59,792,353 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 24, 2007

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
	2007	2006	2007	2006
Revenue	$825.2	$789.7	$1,633.6	$1,517.0
Cost of sales	549.1	540.9	1,091.7	1,044.0
Restructuring (benefit) cost	(1.7)	4.5	—	8.6

Gross profit	277.8	244.3	541.9	464.4
Operating expenses	222.8	202.0	438.6	393.9
Restructuring (benefit) cost	—	(0.1)	—	0.1

Operating income	55.0	42.4	103.3	70.4
Interest expense	(4.0)	(5.1)	(8.3)	(9.2)
Other income, net	10.8	6.7	18.2	11.6

Income before income tax expense	61.8	44.0	113.2	72.8
Income tax expense	24.1	17.4	41.9	28.0

Net income	$37.7	$26.6	$71.3	$44.8

Earnings per share:
Basic	$0.26	$0.18	$0.50	$0.30

Diluted	$0.26	$0.18	$0.49	$0.30

Dividends per common share	$0.15	$0.10	$0.30	$0.20

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 24,	February 23,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$409.9	$527.2
Short-term investments	68.8	33.1
Accounts receivable, net	391.8	352.6
Inventories	158.5	144.0
Other current assets	144.6	172.7

Total current assets	1,173.6	1,229.6

Property and equipment, net	471.7	477.1
Company-owned life insurance	209.2	209.2
Goodwill and other intangible assets, net	275.5	278.0
Other assets	200.2	205.5

Total assets	$2,330.2	$2,399.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232.2	$222.0
Short-term borrowings and current maturities of long-term debt	6.6	5.1
Accrued expenses:
Employee compensation	144.8	162.7
Employee benefit plan obligations	27.4	34.2
Other	203.7	220.1

Total current liabilities	614.7	644.1

Long-term liabilities:
Long-term debt less current maturities	249.9	250.0
Employee benefit plan obligations	191.8	191.1
Other long-term liabilities	88.9	76.3

Total long-term liabilities	530.6	517.4

Total liabilities	1,145.3	1,161.5

Shareholders’ equity:
Common stock	173.4	259.4
Additional paid-in capital	4.0	6.3
Accumulated other comprehensive income (loss)	9.1	(1.3)
Retained earnings	998.4	973.5

Total shareholders’ equity	1,184.9	1,237.9

Total liabilities and shareholders’ equity	$2,330.2	$2,399.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	August 24,	August 25,
	2007	2006
OPERATING ACTIVITIES
Net income	$71.3	$44.8
Depreciation and amortization	44.7	52.0
Changes in operating assets and liabilities	(59.4)	(30.9)
Other, net	5.8	16.7

Net cash provided by operating activities	62.4	82.6

INVESTING ACTIVITIES
Capital expenditures	(31.2)	(22.0)
Purchases of short-term investments, net	(35.7)	—
Proceeds from disposal of fixed assets	14.8	4.6
Other, net	6.3	9.6

Net cash used in investing activities	(45.8)	(7.8)

FINANCING ACTIVITIES
Borrowings of long-term debt, net	—	249.3
Borrowings (repayments) of lines of credit, net	2.1	(2.0)
Dividends paid	(43.7)	(30.0)
Common stock repurchases	(109.8)	(22.4)
Common stock issuances	10.5	11.0
Other, net	1.8	(3.9)

Net cash (used in) provided by financing activities	(139.1)	202.0

Effect of exchange rate changes on cash and cash equivalents	5.2	6.4

Net (decrease) increase in cash and cash equivalents	(117.3)	283.2
Cash and cash equivalents, beginning of period	527.2	423.8

Cash and cash equivalents, end of period	$409.9	$707.0

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

FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 24, 2007. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. As a result of our adoption of FIN 48, we recognized a $3.6 decrease to the liability for uncertain tax positions (which was reclassified to Other long-term liabilities in the condensed consolidated balance sheet), with a corresponding increase to retained earnings. As of February 24, 2007, we had $11.4 of gross unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. During 2008, our liability for unrecognized tax benefits increased by $0.6.

We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. Total interest and penalties are immaterial.

Our federal income tax returns for fiscal years 2004 through 2007 are currently under examination by the Internal Revenue Service (“IRS”). We file in numerous state and foreign jurisdictions with varying statutes of limitation. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax positions reflects the most probable outcome. We adjust these reserves, as well as potential interest and penalties, in light of changing facts and circumstances. We do not expect a significant tax payment related to these obligations within the next year.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities the option to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

3.  ACQUISITION, DECONSOLIDATION AND STRATEGIC REALIGNMENT

During Q2 2008, we entered into a definitive agreement with Ultra Group Holdings Limited (“UGHL”) to acquire 100% of the outstanding stock of Ultra Group Company Limited (“UGCL”), a wholly-owned subsidiary of UGHL, for $13.3, subject to certain post-closing purchase price adjustments. UGCL is an office furniture manufacturer with headquarters in Hong Kong. UGCL had net sales of approximately $38.4 for its fiscal year ended March 31, 2007. The transaction is expected to be completed during Q3 2008, subject to prior approval by the shareholders of UGHL and other customary closing conditions. We will finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

During Q2 2008, a consolidated dealer repaid its transition financing and equity balances, resulting in a non-operating gain of $3.4. The repayment caused us to reconsider the consolidation of the dealer under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). As a result, we determined that we were no longer the primary beneficiary (as defined in FIN 46(R)), and we deconsolidated the dealer. Additionally, during Q2 2008 we transitioned ownership of another dealer to an independent third party. Our condensed consolidated statement of income for the six months ended August 24, 2007 includes $30.2 of revenue, $8.2 of gross profit, $7.7 of operating expenses, $0.6 of operating income, and $0.9 of other expense, net, related to these dealers.

During Q2 2008, we entered into an agreement which will allow certain members of the management of IDEO Inc. (“IDEO”), one of our subsidiaries, to potentially purchase a controlling equity interest in IDEO in two phases over approximately the next five years. The first phase includes a variable compensation program which will allow the employees to acquire up to 20% of the outstanding shares of IDEO over the next two years in lieu of cash variable compensation, provided certain performance targets are met. In the case where IDEO management has purchased a minimum of 15% under the first phase, a second phase will allow the buyers a limited option to purchase an additional 60% equity interest in IDEO. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. At the end of Q2 2008, IDEO management effectively purchased approximately 5% of IDEO under the first phase of the agreement.

4.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 1.1 million shares for 2008 and 4.3 million shares for 2007 because those potential incentive shares were not dilutive.

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
Components of Earnings per Share	2007	2006	2007	2006
Net income	$37.7	$26.6	$71.3	$44.8

Weighted-average shares outstanding for basic net earnings per share	142.7	149.0	144.1	149.2
Effect of dilutive stock-based compensation	1.1	1.0	1.2	1.4

Adjusted weighted-average shares outstanding for diluted net earnings per share	143.8	150.0	145.3	150.6

Net earnings per share of common stock:
Basic	$0.26	$0.18	$0.50	$0.30

Diluted	$0.26	$0.18	$0.49	$0.30

Total shares outstanding at period end	142.2	149.0	142.2	149.0

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, distributions to and repurchases from shareholders.

	Three Months Ended
	August 24,	August 25,
Components of Comprehensive Income	2007	2006
Net income	$37.7	$26.6
Other comprehensive income (loss):
Foreign currency translation	3.2	1.9
Derivative adjustments, net of tax of $(0.1) and $(0.4)	(0.1)	(0.7)
Minimum pension liability, net of tax of $(1.0) and $(0.0)	(1.5)	—

Total	1.6	1.2

Comprehensive income	$39.3	$27.8

	Six Months Ended
	August 24,	August 25,
Components of Comprehensive Income	2007	2006
Net income	$71.3	$44.8
Other comprehensive income (loss):
Foreign currency translation	13.2	13.0
Derivative adjustments, net of tax of $(0.1) and $0.8	(0.2)	1.3
Minimum pension liability, net of tax of $(1.6) and $0.6	(2.6)	0.9

Total	10.4	15.2

Comprehensive income	$81.7	$60.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

6.	INVENTORIES

Following is a summary of inventories as of August 24, 2007 and February 23, 2007:

	August 24,	February 23,
Inventories	2007	2007
Finished goods	$95.6	$86.4
Work in process	27.3	26.1
Raw materials	65.9	61.9

	188.8	174.4
LIFO reserve	(30.3)	(30.4)

Total	$158.5	$144.0

The portion of inventories determined by the LIFO method aggregated $64.4 as of August 24, 2007 and $64.6 as of February 23, 2007.

7.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
	Pension Plans		Post-retirement Plans
	August 24,	August 25,	August 24,	August 25,
Components of Expense	2007	2006	2007	2006
Service cost	$0.6	$0.7	$0.3	$0.4
Interest cost	1.1	1.1	1.9	2.3
Amortization of prior year service cost (gain)	—	—	(1.8)	(1.4)
Expected return on plan assets	(0.9)	(0.9)	—	—
Adjustment due to plan curtailment	—	—	(0.1)	(0.1)
Adjustment due to plan settlement		0.1	—	—
Amortization of unrecognized net actuarial loss	0.1	0.4		—

Net expense	$0.9	$1.4	$0.3	$1.2

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended
	Pension Plans		Post-retirement Plans
	August 24,	August 25,	August 24,	August 25,
Components of Expense	2007	2006	2007	2006
Service cost	$1.1	$1.3	$0.6	$0.8
Interest cost	2.3	2.2	3.8	4.5
Amortization of prior year service cost (gain)	—	0.1	(3.5)	(2.8)
Expected return on plan assets	(1.8)	(1.7)	—	—
Adjustment due to plan curtailment	—	—	(0.5)	(0.2)
Adjustment due to plan settlement	—	0.1	—	—
Amortization of unrecognized net actuarial loss	0.2	0.8	—	0.1

Net expense	$1.8	$2.8	$0.4	$2.4

We expect to contribute approximately $7.7 to our pension plans during 2008. This is a $4.0 increase over our prior estimate because we intend to make additional contributions to an underfunded International pension plan. We also expect to contribute $12.0 to our post-retirement benefit plans during 2008. As of August 24, 2007, contributions of approximately $2.7 and $6.2 have been made to our pension and post-retirement plans, respectively.

We expect to receive approximately $1.7 in Medicare Part D subsidy reimbursements during 2008. During the six months ended August 24, 2007, we received $0.5 in Medicare Part D subsidy reimbursements.

8.	RESTRUCTURING COST

During Q2 2008, we recorded a restructuring benefit of $1.7 primarily in our International segment related to the resolution of environmental contingencies associated with a pending real estate sale. We recorded no additional net restructuring charges in our North America segment as the initiative to consolidate our manufacturing operations is substantially complete. At the end of Q2 2008, we have incurred a cumulative total of $43.5 in charges related to employee termination costs, impairment of certain fixed assets, relocation charges, and gains and losses on the sale of fixed assets, in connection with our previously announced restructuring plan.

Restructuring cost (benefit) is summarized in the following table:

	Three Months Ended		Six Months Ended
	May 25,	August 24,	August 24,
Restructuring Cost (Benefit)	2007	2007	2007
Cost of sales:
North America	$1.7	—	$1.7
International	—	$(1.6)	(1.6)
Other category	—	(0.1)	(0.1)

Total	$1.7	$(1.7)	$—

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Below is a reconciliation of additions, payments and adjustments to the restructuring reserve balance during 2008:

		Business Exit
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 23, 2007	$4.0	$3.4	$7.4
Additions	0.5	(0.5)	—
Payments	(3.2)	(3.4)	(6.6)
Adjustments	0.5	3.4	3.9

Reserve balance as of August 24, 2007	$1.8	$2.9	$4.7

The reserve balance as of August 24, 2007 for business exits and related costs primarily relates to an environmental reserve for expected remediation costs for the Grand Rapids campus and lease impairment costs in our International segment.

9.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within other accrued expenses on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 23, 2007	$22.9
Accruals for warranty charges	8.7
Settlements and adjustments	(9.9)

Balance as of August 24, 2007	$21.7

During Q2 2008, we adjusted the accrued liability for warranty costs by ($3.4) as a result of a comprehensive review of historical product data and experience patterns. This adjustment had the effect of reversing prior period accruals for warranty costs that were taken in Q1 2008 and fiscal 2007.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10.	REPORTABLE SEGMENTS

We operate with two reportable segments (North America and International), plus an “Other” category. Unallocated corporate expenses are reported as Corporate. Revenue and operating income (loss) for the three and six months ended August 24, 2007 and August 25, 2006 and total assets as of August 24, 2007 and February 23, 2007 by segment are presented below:

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
Reportable Segment Income Statement Data	2007	2006	2007 (restated)	2006 (restated)
Revenue
North America	$504.2	$500.0	$991.1	$937.8
International	188.9	159.0	384.8	326.4
Other	132.1	130.7	257.7	252.8

Consolidated revenue	$825.2	$789.7	$1,633.6	$1,517.0

Operating income (loss)
North America	$51.0	$42.0	$86.5	$69.2
International	5.9	(0.4)	19.0	4.2
Other	4.8	7.1	11.4	9.7
Corporate	(6.7)	(6.3)	(13.6)	(12.7)

Consolidated operating income	$55.0	$42.4	$103.3	$70.4

Balance sheet data by reporting segment is presented below:

	August 24,	February 23,
Reportable Segment Balance Sheet Data	2007	2007
Total assets
North America	$1,075.7	$1,020.0
International	484.5	482.0
Other	419.5	428.2
Corporate	350.5	469.2

Consolidated total assets	$2,330.2	$2,399.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11.	STOCK INCENTIVE PLANS

During 2008, we made awards of performance shares and performance units (“PSUs”) under our Incentive Compensation Plan. The performance measure for the 2008 awards is total shareholder return (on an absolute basis and relative to a peer group basis) measured over a three-year performance period. After completion of the performance period for these performance shares and PSUs, the number of shares earned will be determined and issued as Class A Common Stock.

During Q1 2008, 93,060 shares were issued as Class A Common Stock. These shares related to the vesting of performance shares and PSUs that were granted in 2005.

Total share-based expense for the three and six months ended August 24, 2007 and August 25, 2006 and the associated tax benefit were as follows:

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
Components of Share based Expense	2007	2006	2007	2006
Restricted stock and restricted stock unit expense	$0.3	$0.9	$0.6	$1.6
Performance shares and PSU expense	0.8	0.6	1.4	2.1
Tax benefit	(0.4)	(0.5)	(0.8)	(1.4)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended				Six Months Ended
	August 24,		August 25,		August 24,		August 25,
Income Statement Data	2007		2006		2007		2006
Revenue	$825.2	100.0%	$789.7	100.0%	$1,633.6	100.0%	$1,517.0	100.0%
Cost of sales	549.1	66.5	540.9	68.5	1,091.7	66.8	1,044.0	68.8
Restructuring (benefit) cost	(1.7)	(0.2)	4.5	0.6	—	—	8.6	0.6

Gross profit	277.8	33.7	244.3	30.9	541.9	33.2	464.4	30.6
Operating expenses	222.8	27.0	202.0	25.5	438.6	26.9	393.9	26.0
Restructuring (benefit) cost	—	—	(0.1)	—	—	—	0.1	—

Operating income	55.0	6.7	42.4	5.4	103.3	6.3	70.4	4.6
Non-operating items, net	6.8	0.8	1.6	0.2	9.9	0.6	2.4	0.2

Income before income tax expense	61.8	7.5	44.0	5.6	113.2	6.9	72.8	4.8
Income tax expense	24.1	2.9	17.4	2.2	41.9	2.5	28.0	1.8

Net income	$37.7	4.6%	$26.6	3.4%	$71.3	4.4%	$44.8	3.0%

Overview

Revenue was $825.2 in Q2 2008, a 4.5% increase compared to the same period last year. Revenue increased for both the North America and International segments, but was driven primarily by 18.8% growth in our International segment. Q2 2008 revenue included $11.5 of favorable currency effects versus the same quarter last year, offset by a $10.9 decrease due to dealer deconsolidations, net of acquisitions that were completed during the last four quarters.

Year-to-date revenue increased $116.6 or 7.7% compared to the same period last year. Revenue increased for both of our reportable segments, primarily driven by growth of 17.9% in our International segment and 5.7% in our North America segment compared to the same period last year. Year-to-date revenue included $25.0 of favorable currency effects and an unfavorable impact of $4.9 related to deconsolidations, net of acquisitions completed during the last four quarters.

Cost of sales, which is reported separately from restructuring (benefit) cost, improved as a percentage of revenue by 200 basis points from the prior year for both Q2 and year to date, primarily due to improvements in our North America segment. The improvements were primarily the result of improved sales mix and pricing yield, higher volume, and benefits from prior restructuring actions.

Operating expenses, which are reported separately from restructuring (benefit) cost, increased by $20.8 in Q2 and by $44.7 year to date, respectively, compared to the same periods last year. The increases in operating expenses for the quarter and year to date were the result of an increase in variable compensation expense, higher spending on investments in longer-term growth initiatives and currency translation effects, partially offset by lower expenses associated with dealer deconsolidations net of acquisitions completed during the last four quarters.

The restructuring benefit of $1.7 in Q2 2008 primarily related to the favorable resolution of certain environmental contingencies associated with a pending real estate sale in our International segment. We recorded no additional net restructuring charges in the North America segment during Q2 2008 as the initiative to consolidate our manufacturing operations is substantially complete.

Q2 2008 operating income of $55.0 compares to $42.4 in the prior year. Year-to-date operating income of $103.3 increased by $32.9 versus the prior year. The improvement was primarily due to better performance in our North America and International segments and lower restructuring costs.

Our effective tax rate for Q2 2008 was 39.0%. The increase from Q1 2008 was due primarily to a change in strategy regarding repatriation of earnings from our Canadian subsidiary and the revaluation of deferred tax assets in Germany and the United Kingdom due to the enactment of lower tax rates during the quarter. As a result of these factors, we now expect our effective tax rate to approximate 36% to 37% for 2008.

Interest Expense and Other Income, Net

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
Interest Expense and Other Income, Net	2007	2006	2007	2006
Interest expense	$(4.0)	$(5.1)	$(8.3)	$(9.2)

Other income, net:
Interest income	6.4	6.7	12.8	11.4
Equity in income (loss) of unconsolidated ventures	1.1	(2.0)	2.2	(2.3)
Elimination of minority interest in consolidated dealers	(2.8)	(0.9)	(4.0)	(2.3)
Foreign exchange gain	0.8	1.5	1.4	3.5
Other, net	5.3	1.4	5.8	1.3

Total other income, net	10.8	6.7	18.2	11.6

Total non-operating items, net	$6.8	$1.6	$9.9	$2.4

The three and six-month increases in equity in income (loss) of unconsolidated ventures was primarily due to prior year charges to adjust our investment in one of our unconsolidated ventures. The charges resulted from adjustments to previous years’ financial statements of the venture.

During Q2 2008, we recorded a ($2.1) adjustment to correct the elimination of a minority interest in a consolidated dealer.

Other, net, in Q2 2008 and year to date included $4.0 related to gains resulting from dealer transitions and $2.6 related to a disposition of a long-term investment.

Business Segment Review

See additional information regarding our business segments in Note 10 to the condensed consolidated financial statements.

North America

	Three Months Ended				Six Months Ended
Income Statement	August 24,		August 25,		August 24,		August 25,
Data–North America	2007		2006		2007		2006
Revenue	$504.2	100.0%	$500.0	100.0%	$991.1	100.0%	$937.8	100.0%
Cost of sales	338.0	67.0	349.0	69.8	672.7	67.8	660.3	70.4
Restructuring cost	—	—	3.6	0.7	1.7	0.2	5.6	0.6

Gross profit	166.2	33.0	147.4	29.5	316.7	32.0	271.9	29.0
Operating expenses	115.2	22.9	105.4	21.1	230.2	23.3	202.7	21.6

Operating income	$51.0	10.1%	$42.0	8.4%	$86.5	8.7%	$69.2	7.4%

Operating income improved to 10.1% of sales in Q2 2008 compared to 8.4% of sales in the prior year. Year-to-date operating income increased to 8.7% of sales through the first half of 2008 from 7.4% of sales in the prior year. The improvements have been driven by higher sales and gross margin offset in part by higher operating expenses.

North America revenue, which accounted for approximately 61% of consolidated revenue, increased slightly over Q2 2007, despite a $7.5 negative impact from dealer deconsolidations, net of acquisitions completed during the last four quarters. The increase in Q2 2008 revenue over the prior year quarter was due to increased pricing yields and growth in our seating, work tools, architecture and technology and wood product categories within the Steelcase Group and across various product lines sold under the Turnstone and Nurture brands. Revenue growth of $53.3 year to date was driven by similar factors.

Cost of sales, which is reported separately from restructuring costs, improved as a percent of revenue by 280 basis points in the current year quarter and 260 basis points year to date versus the prior year. The Q2 and year-to-date improvements were driven by improved sales mix and pricing yields, benefits from prior restructuring actions and continued plant efficiencies. In addition, Q2 2008 also benefited from favorable reserve adjustments of $4.9 related to product warranty accruals and resolution of certain contract contingencies. See Note 9 to the condensed consolidated financial statements for additional information related to our product warranty reserve.

North America operating expenses increased 9.3% over the prior year quarter and 13.6% year to date. The Q2 and year-to-date increases were primarily due to higher variable compensation expense, higher spending on growth initiatives and a $1.8 unfavorable adjustment to our self-insurance reserves in Q2 2008, partially offset by lower spending due to deconsolidations of dealers, net of acquisitions completed during the past four quarters.

International

	Three Months Ended				Six Months Ended
	August 24,		August 25,		August 24,		August 25,
Income Statement Data–International	2007		2006		2007		2006
Revenue	$188.9	100.0%	$159.0	100.0%	$384.8	100.0%	$326.4	100.0%
Cost of sales	127.7	67.6	108.3	68.1	256.2	66.6	220.8	67.7
Restructuring (benefit) cost	(1.6)	(0.8)	0.9	0.6	(1.6)	(0.4)	3.0	0.9

Gross profit	62.8	33.2	49.8	31.3	130.2	33.8	102.6	31.4
Operating expenses	56.9	30.1	50.2	31.6	111.2	28.9	98.4	30.1

Operating income (loss)	$5.9	3.1%	$(0.4)	(0.3)%	$19.0	4.9%	$4.2	1.3%

International reported operating income of $5.9 in Q2 2008 compared to an operating loss of $0.4 in Q2 2007. The current quarter improvement includes a $1.6 million restructuring benefit related to the favorable resolution of certain environmental contingencies associated with a pending real estate sale. Year-to-date operating income was $19.0, up $14.8 from the prior year, driven by increased profitability in most markets, most notably France, Germany, Latin America and Spain.

International revenue represented approximately 23% of year-to-date consolidated revenue. During Q2 2008 and year to date, revenue increased significantly across most of our international regions, most notably in France, Germany and Spain. Currency translation had the effect of increasing revenue by $10.0 in Q2 2008 and $23.5 year-to-date as compared to the prior year.

Q2 2008 cost of sales, which is reported separately from restructuring cost, as a percentage of revenue improved by 50 basis points compared to 2007 and 110 basis points year to date. The improvements included volume leverage, benefits of prior restructuring activities in certain markets and better operational performance.

Operating expenses increased by $6.7 during Q2 2008 and $12.8 year to date compared to the prior year. The increases are due to currency translation effects of $3.2 during Q2 2008 and $6.9 year to date compared to 2007, higher spending on growth initiatives in Asia and a $1.6 lease impairment in the United Kingdom in Q2 2008.

Other

	Three Months Ended				Six Months Ended
	August 24,		August 25,		August 24,		August 25,
Income Statement Data–Other Category	2007		2006		2007		2006
Revenue	$132.1	100.0%	$130.7	100.0%	$257.7	100.0%	$252.8	100.0%
Cost of sales	83.4	63.2	83.6	64.0	162.8	63.1	162.9	64.4
Restructuring benefit	(0.1)	(0.1)	—	—	(0.1)	—	—	—

Gross profit	48.8	36.9	47.1	36.0	95.0	36.9	89.9	35.6
Operating expenses	44.0	33.3	40.1	30.7	83.6	32.5	80.1	31.8
Restructuring (benefit) cost	—	—	(0.1)	(0.1)	—	—	0.1	—

Operating income	$4.8	3.6%	$7.1	5.4%	$11.4	4.4%	$9.7	3.8%

Revenue increased 1.1% and 1.9% over the prior year quarter and year to date, respectively, and represented approximately 16% of consolidated revenue in both periods. The increase was due to growth at IDEO and across the Design Group companies, offset in part by decreases in revenue at PolyVision and Financial Services. The decrease at PolyVision was primarily a result of eliminating certain low-margin business. The decline at Financial Services is directly linked to our strategy to reduce asset-based lending and other dealer financing, as well as transfer risk related to customer leasing.

The Other category reported operating income of $4.8 during Q2 2008 which was $2.3 lower than the prior year. Financial Services represented $1.6 of the decrease, while the balance was related to lower income at PolyVision and IDEO, offset in part by improvements in the Design Group.

PolyVision is currently lagging our turnaround expectations due to the continuation of intense price competition in the U.S. static whiteboard business and other operational issues. Their overall results reached break-even in Q2 2008, despite a decrease in revenue. This break-even result compares to modest profitability in the prior year quarter.

During Q2 2008, we entered into an agreement which provides for the potential transfer of a controlling equity interest in IDEO to certain members of its management over a period of approximately five years. During the first phase of the transfer, which will happen over the next two years, management will earn higher levels of variable compensation relative to income, and use such amounts to purchase a minority equity interest in IDEO. If a certain percentage ownership is achieved in the first phase, the management group will have a limited option to purchase a controlling interest in IDEO. The current quarter results include the increased variable compensation for the first half of the year, as the agreement was retroactive to the beginning of 2008. See Note 3 to the condensed consolidated financial statements for additional information.

Corporate

	Three Months Ended		Six Months Ended
	August 24,	August 25,	August 24,	August 25,
Income Statement Data–Corporate	2007	2006	2007	2006
Operating expenses	$6.7	$6.3	$13.6	$12.7

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

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the six months ended August 24, 2007 and August 25, 2006:

	Six Months Ended
	August 24,	August 25,	Increase
Cash Flow Data	2007	2006	(Decrease)
Net cash flow provided by (used in):
Operating activities	$62.4	$82.6	$(20.2)
Investing activities	(45.8)	(7.8)	(38.0)
Financing activities	(139.1)	202.0	(341.1)
Effect of exchange rate changes on cash and cash equivalents	5.2	6.4	(1.2)

Net (decrease) increase in cash and cash equivalents	(117.3)	283.2	(400.5)
Cash and cash equivalents, beginning of period	527.2	423.8	103.4

Cash and cash equivalents, end of period	$409.9	$707.0	$(297.1)

Cash provided by operating activities

	Six Months Ended
	August 24,	August 25,
Cash Flow Data–Operating Activities	2007	2006
Net income	$71.3	$44.8
Depreciation and amortization	44.7	52.0
Changes in operating assets and liabilities	(59.4)	(30.9)
Other, net	5.8	16.7

Net cash provided by operating activities	$62.4	$82.6

Net cash provided by operating activities during the first two quarters of 2008 primarily related to strong profitability offset by higher working capital requirements to support the company’s growth.

Cash used in investing activities

	Six Months Ended
	August 24,	August 25,
Cash Flow Data–Investing Activities	2007	2006
Capital expenditures	$(31.2)	$(22.0)
Purchases of short-term investments, net	(35.7)	—
Proceeds from disposal of fixed assets	14.8	4.6
Other, net	6.3	9.6

Net cash used in investing activities	$(45.8)	$(7.8)

Cash used in investing activities during the first half of 2008 was primarily related to acquisitions of short-term investments and capital expenditures, offset in part by proceeds from the sale of assets associated with our exit of the Grand Rapids manufacturing campus.

The increase in capital expenditures compared to the prior year is related to increased new product development efforts, investments in our showrooms and corporate facilities and payments toward the replacement of existing corporate aircraft.

We continue to closely scrutinize capital spending in order to make investments we believe will sustain the business and to preserve our ability to introduce innovative, new products. For the first two quarters of 2008 and 2007, capital expenditures were less than depreciation, which represented a source of cash.

Cash (used in) provided by financing activities

	Six Months Ended
	August 24,	August 25,
Cash Flow Data–Financing Activities	2007	2006
Borrowings of long-term debt, net	$—	$249.3
Borrowings (repayments) of lines of credit, net	2.1	(2.0)
Dividends paid	(43.7)	(30.0)
Common stock repurchases	(109.8)	(22.4)
Common stock issuances	10.5	11.0
Other, net	1.8	(3.9)

Net cash (used in) provided by financing activities	$(139.1)	$202.0

The primary uses of cash in financing activities continue to relate to share repurchases and dividends. The source of cash from financing activities in the prior year related to the issuance of $250.0 of senior unsecured unsubordinated notes during Q2 2007. The proceeds of this issuance were used to retire existing notes in Q3 2007 after a 30-day notice period.

We paid common stock dividends of $0.15 per share during Q1 and Q2 2008 and $0.10 per share during Q1 and Q2 2007.

During the first two quarters of 2008, we have repurchased 5.8 shares of common stock for $109.8. Of the shares repurchased, 1.7 shares of Class B common stock were repurchased for $33.0 from entities affiliated with a member of our Board of Directors. At the end of Q2 2008, we have $77.5 available under the share repurchase program approved by our Board of Directors in June 2007. We have no outstanding share repurchase commitments.

Share repurchases in 2008 and 2007 included $2.7 and $1.2, respectively, of repurchases of shares of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan.

The exercise of employee stock options generated $10.5 and $11.0 of cash during the first two quarters of 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

During Q2 2008, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

We adopted FIN 48, Accounting for Uncertainty in Income Taxes as of February 24, 2007. As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $11.4. The timing of payments will depend on the progress of examinations by tax authorities. We are currently under IRS examination for the tax years ended in 2004 through 2007. We do not expect a significant tax payment related to these obligations within the next year. The liability at August 24, 2007 was $12.0.

During Q2 2008, we signed a purchase agreement for a new corporate aircraft, which is intended to replace an existing aircraft. The terms of the agreement required a $0.5 deposit during Q2 2008 and will require future payments of $9.4 due within 1 to 3 years and $18.4 due within 3 to 5 years. In addition, we made a $3.5 progress payment during Q2 2008 under a previous contract to replace our other corporate aircraft.

There were no other material changes to our contractual obligations during Q2 2008.

Liquidity Facilities

Our total liquidity facilities as of August 24, 2007 were:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	83.3

Total credit lines available	283.3
Less: borrowings outstanding	5.8

Available capacity (subject to covenant constraints)	$277.5

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during Q2 2008, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of August 24, 2007 was $256.5. Our debt primarily consists of $250.0 in term notes due in 2012 with an effective interest rate of 6.3%.

We are currently invested in a portfolio of auction rate securities totaling $26.5. Our typical practice has been to only invest in highly-rated securities and put them at the next auction, which generally range from 7 to 28 days. However, recent auctions related to these securities have not cleared due to a lack of liquidity in the market place. Accordingly, we still hold the longer-dated securities and are due interest at a higher penalty rate. We expect to put these securities at their next scheduled auction date, and thus they are classified as short-term investments in the accompanying condensed consolidated balance sheet.

We also hold one Canadian $5.0 asset-backed commercial paper investment, in which the issuer was unable to refinance the maturing paper and has not paid accrued interest. We believe that a stabilizing restructuring will result from several major Canadian financial institutions that are currently collaborating to develop a solution for the broader asset-backed commercial paper market in Canada. We have not established any reserves against these investments to date, as we do not currently expect that any principal loss will occur.

The current cash, cash equivalents and short-term investments balances, cash generated from future operations and cash available under existing credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

Our long-term debt rating is BBB- with a positive outlook from Standard & Poor’s and Baa3 with a stable outlook from Moody’s Investor Services.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements.

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

Foreign Exchange Risk

During Q2 2008, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q2 2008, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q2 2008, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 24, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 24, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)  Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q2 2008.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
5/26/07—6/29/07	—		—	—	$117,532,000
6/30/07—7/27/07	1,383,883	(2)	$18.54	1,379,300	91,957,000
7/28/07—8/24/07	810,500		17.79	810,500	77,535,000

Total	2,194,383			2,189,800	77,535,000

(1)	In October 2006, our Board of Directors approved a share repurchase program permitting the repurchase of up to $100 million of shares of our common stock. During Q2 2008, we completed the remaining repurchases approved under this program.

In June 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to an additional $100 million of shares of our common stock. This program has no specific expiration date.

(2)	4,683 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 21, 2007. At that meeting, shareholders voted on three proposals presented in the Company’s definitive proxy statement. The results of the votes follow:

1. Proposal to elect three directors to serve three-year terms expiring at the 2010 annual meeting.

	For	Withheld
James P. Hackett	634,405,976	6,974,845
David W. Joos	636,186,271	5,194,550
P. Craig Welch, Jr.	632,071,209	9,309,611

There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: William P. Crawford, Earl D. Holton, Michael J. Jandernoa, Elizabeth Valk Long, Robert C. Pew III, Cathy D. Ross, Peter M. Wege II, and Kate Pew Wolters.

2. Proposal to approve the Steelcase Inc. Management Incentive Plan.

For	Against	Abstentions
636,078,230	2,746,443	2,556,147

3. Proposal to approve the Steelcase Inc. Incentive Compensation Plan.

For	Against	Abstentions	Broker Non-Votes
624,964,378	6,948,834	2,564,530	6,903,078

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  David C. Sylvester
David C. Sylvester
Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: October 2, 2007

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007(1)
10.2	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 24, 2007(1)
10.3	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Award Agreement as amended and restated(2)
10.4	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Award Agreement as amended and restated(3)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007, and incorporated herein by reference.

(2)	This document amends and restates the form of agreement filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007.

(3)	This document amends and restates the form of agreement filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007.