Form 10-Q
period 2007-11-23
STEELCASE INC
filed 2008-01-02
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-13873

STEELCASE INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0819050 (I.R.S. employer identification no.)
901 44th Street SE Grand Rapids, Michigan (Address of principal executive offices)	49508 (Zip Code)

(Registrant’s telephone number, including area code) (616) 247-2710
None
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

As of December 31, 2007, Steelcase Inc. had 83,012,248 shares of Class A Common Stock and 58,427,452 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 23, 2007

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
	2007	2006	2007	2006
Revenue	$885.9	$802.0	$2,519.5	$2,319.0
Cost of sales	589.1	549.2	1,680.9	1,593.2
Restructuring (benefit) cost	(0.1)	5.5	(0.1)	14.1

Gross profit	296.9	247.3	838.7	711.7
Operating expenses	244.2	206.6	682.7	600.5
Restructuring cost	—	0.2	—	0.3

Operating income	52.7	40.5	156.0	110.9
Interest expense	(4.2)	(5.1)	(12.6)	(14.3)
Other income, net	3.6	13.9	21.8	25.5

Income before income tax expense	52.1	49.3	165.2	122.1
Income tax expense	20.8	16.5	62.6	44.5

Net income	$31.3	$32.8	$102.6	$77.6

Earnings per share:
Basic	$0.22	$0.22	$0.72	$0.52

Diluted	$0.22	$0.22	$0.71	$0.52

Dividends per common share	$0.15	$0.12	$0.45	$0.32

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 23,	February 23,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$467.6	$527.2
Short-term investments	76.5	33.1
Accounts receivable, net	437.2	352.6
Inventories	162.0	144.0
Other current assets	125.7	172.7

Total current assets	1,269.0	1,229.6

Property and equipment, net	482.4	477.1
Company-owned life insurance	211.3	209.2
Goodwill and other intangible assets, net	265.4	278.0
Other assets	202.7	205.5

Total assets	$2,430.8	$2,399.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266.1	$222.0
Short-term borrowings and current maturities of long-term debt	7.6	5.1
Accrued expenses:
Employee compensation	161.3	162.7
Employee benefit plan obligations	33.1	34.2
Other	218.9	220.1

Total current liabilities	687.0	644.1

Long-term liabilities:
Long-term debt less current maturities	251.2	250.0
Employee benefit plan obligations	193.8	191.1
Other long-term liabilities	104.8	76.3

Total long-term liabilities	549.8	517.4

Total liabilities	1,236.8	1,161.5

Shareholders’ equity:
Common stock	162.1	259.4
Additional paid-in capital	4.4	6.3
Accumulated other comprehensive income (loss)	21.5	(1.3)
Retained earnings	1,006.0	973.5

Total shareholders’ equity	1,194.0	1,237.9

Total liabilities and shareholders’ equity	$2,430.8	$2,399.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)
(in millions)

	Nine Months Ended
	November 23,	November 24,
	2007	2006
OPERATING ACTIVITIES
Net income	$102.6	$77.6
Depreciation and amortization	70.1	77.6
Impairment of goodwill and intangible assets	21.1	—
Changes in operating assets and liabilities	(35.3)	9.8
Other, net	9.3	27.4

Net cash provided by operating activities	167.8	192.4

INVESTING ACTIVITIES
Capital expenditures	(52.6)	(33.9)
Purchases of short-term investments, net	(43.1)	—
Acquisitions, net of cash acquired	(7.6)	(13.8)
Net decrease in notes receivable	16.6	8.9
Proceeds from disposal of assets	26.0	8.1
Net proceeds from repayments of leases	2.9	7.8
Other, net	(7.6)	3.3

Net cash used in investing activities	(65.4)	(19.6)

FINANCING ACTIVITIES
Borrowings of long-term debt, net	—	249.3
Repayments of long-term debt	(1.4)	(251.9)
Borrowings (repayments) of lines of credit, net	2.9	(6.2)
Dividends paid	(64.9)	(47.9)
Common stock repurchases	(124.5)	(32.2)
Common stock issuances	11.0	11.5
Other, net	2.8	2.2

Net cash used in financing activities	(174.1)	(75.2)

Effect of exchange rate changes on cash and cash equivalents	12.1	3.6

Net (decrease) increase in cash and cash equivalents	(59.6)	101.2
Cash and cash equivalents, beginning of period	527.2	423.8

Cash and cash equivalents, end of period	$467.6	$525.0

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

FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on February 24, 2007. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. As a result of our adoption of FIN 48, we recognized a $3.6 decrease to the liability for uncertain tax positions (which was reclassified to Other long-term liabilities in the condensed consolidated balance sheet), with a corresponding increase to retained earnings. As of February 24, 2007, we had $11.4 of gross unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. During 2008, our liability for unrecognized tax benefits increased by $1.0.

We have accrued $0.6 in total interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. For

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities the option to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

3.	SIGNIFICANT ACCOUNTING MATTERS

Acquisition of Ultra Group Company Limited

In Q3 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited (“UGCL”), a wholly-owned subsidiary of Ultra Group Holdings Limited, for $14.0, subject to certain post-closing purchase price adjustments. UGCL is an office furniture manufacturer with headquarters in Hong Kong, manufacturing in China and sales and distribution throughout Asia. As a result of the preliminary purchase price allocation, we recorded goodwill and intangible assets of $8.0. We expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the formal valuation of intangible assets and working capital adjustments, but in any case, within one year after acquisition. UGCL had net sales of $38.4 for its fiscal

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

year ended March 31, 2007. The purchase of UGCL did not have a material impact on our consolidated financial statements.

Deconsolidation of Dealers

During Q2 2008, a consolidated dealer repaid its transition financing and equity balances, resulting in a non-operating gain of $3.4. The repayment caused us to reconsider the consolidation of the dealer under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). As a result, we determined that we were no longer the primary beneficiary (as defined in FIN 46(R)), and we deconsolidated the dealer. Additionally, during Q2 2008 we transitioned ownership of another dealer to an independent third party. Our condensed consolidated statement of income for the nine months ended November 23, 2007 includes $30.2 of revenue, $8.2 of gross profit, $7.7 of operating expenses, $0.6 of operating income, and $0.9 of other expense, net, related to these dealers.

Partial Divestiture of IDEO Inc.

During Q2 2008, we entered into an agreement which will allow certain members of the management of IDEO Inc. (“IDEO”), one of our subsidiaries, to potentially purchase a controlling equity interest in IDEO in two phases over approximately the next five years. The first phase includes a variable compensation program which will allow the employees to acquire up to 20% of the outstanding shares of IDEO over the next two years in lieu of cash variable compensation, provided certain performance targets are met. In the case where IDEO management has purchased a minimum of 15% under the first phase, a second phase will allow the buyers a limited option to purchase an additional 60% equity interest in IDEO. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. Through the first nine months of 2008, IDEO management has effectively purchased approximately 8% of IDEO under the first phase of the agreement.

PolyVision Impairment

In Q3 2008, during our annual strategic planning process, it became apparent to management that certain intangible assets and goodwill related to PolyVision’s contractor whiteboard business were impaired. As a result, we performed impairment tests in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 142, Goodwill and Other Intangible Assets. The testing was consistent with procedures performed with our annual impairment testing in Q4 2007. We measured the estimated fair value of PolyVision based upon a discounted cash flow valuation. The discounted cash flow analysis was based on the present value of projected cash flows and a residual value. Refer to the critical accounting policies section of our annual report on Form 10-K for the fiscal year ended February 23, 2007 for further information regarding the specific nature of testing procedures performed.

As a result of our testing during Q3 2008, we recorded a non-cash impairment charge of $21.1, which is included in Operating expenses in our condensed consolidated statement of income. Of this amount, $5.3 is related to goodwill and $15.8 is related to intangible assets. Of the $15.8 impairment on PolyVision’s intangible assets, $6.0 related to intangible assets subject to amortization and $9.8 related to assets not subject to amortization. We will perform our annual impairment testing related to all other reporting units during the fourth quarter of 2008.

4.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

Diluted earnings per share includes the effects of dilutive shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 3.4 million shares for 2008 and 1.1 million shares for 2007 because those potential incentive shares were not dilutive.

	Three Months Ended		Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
Components of Earnings per Share	2007	2006	2007	2006
Net income	$31.3	$32.8	$102.6	$77.6

Weighted-average shares outstanding for basic net earnings per share	140.9	148.1	143.1	148.9
Effect of dilutive stock-based compensation	1.0	1.1	1.2	1.4

Adjusted weighted-average shares outstanding for diluted net earnings per share	141.9	149.2	144.3	150.3

Net earnings per share of common stock:
Basic	$0.22	$0.22	$0.72	$0.52

Diluted	$0.22	$0.22	$0.71	$0.52

Total shares outstanding at period end	141.4	148.4	141.4	148.4

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, distributions to and repurchases from shareholders.

	Three Months Ended
	November 23,	November 24,
Components of Comprehensive Income	2007	2006
Net income	$31.3	$32.8
Other comprehensive income (loss):
Foreign currency translation	13.3	(2.2)
Derivative adjustments, net of tax of $0.2 and $0.0	0.3	—
Minimum pension liability, net of tax of $(0.7) and $(0.1)	(1.2)	(0.1)

Total	12.4	(2.3)

Comprehensive income	$43.7	$30.5

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended
	November 23,	November 24,
Components of Comprehensive Income	2007	2006
Net income	$102.6	$77.6
Other comprehensive income (loss):
Foreign currency translation	26.5	10.8
Derivative adjustments, net of tax of $0.1 and $0.8	0.1	1.3
Minimum pension liability, net of tax of $(2.3) and $0.5	(3.8)	0.8

Total	22.8	12.9

Comprehensive income	$125.4	$90.5

Total comprehensive income disclosed in our 2007 Form 10-K incorrectly included the effects of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132(R) as Comprehensive income rather than as an adjustment to ending Comprehensive income. Total comprehensive income for the year ended February 23, 2007 was $118.9 instead of $144.7. This amount will be reflected correctly in our 2008 Form 10-K.

6.	INVENTORIES

Following is a summary of inventories as of November 23, 2007 and February 23, 2007:

	November 23,	February 23,
Inventories	2007	2007
Finished goods	$96.9	$86.4
Work in process	24.7	26.1
Raw materials	69.9	61.9

	191.5	174.4
LIFO reserve	(29.5)	(30.4)

Total	$162.0	$144.0

The portion of inventories determined by the LIFO method aggregated $62.3 as of November 23, 2007 and $64.6 as of February 23, 2007.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 23,	November 24,	November 23,	November 24,
Components of Expense	2007	2006	2007	2006
Service cost	$0.6	$0.7	$0.3	$0.4
Interest cost	1.2	1.1	1.9	2.3
Amortization of prior year service cost (gain)	—	—	(1.8)	(1.4)
Expected return on plan assets	(1.0)	(0.9)	—	—
Adjustment due to plan curtailment	—	—	(0.4)	(0.1)
Adjustment due to plan settlement	—	—	—	—
Amortization of unrecognized net actuarial loss	0.1	0.4	—	—

Net expense	$0.9	$1.3	—	$1.2

	Nine Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 23,	November 24,	November 23,	November 24,
Components of Expense	2007	2006	2007	2006
Service cost	$1.7	$2.0	$0.9	$1.2
Interest cost	3.5	3.2	5.7	6.8
Amortization of prior year service cost (gain)	—	0.1	(5.3)	(4.2)
Expected return on plan assets	(2.8)	(2.6)	—	—
Adjustment due to plan curtailment	—	—	(0.9)	(0.3)
Adjustment due to plan settlement	—	0.1	—	—
Amortization of unrecognized net actuarial loss	0.2	1.1	—	0.1

Net expense	$2.6	$3.9	$0.4	$3.6

We expect to contribute approximately $7.7 to our pension plans during 2008. This is a $4.0 increase over our prior estimate because of additional contributions to an underfunded International pension plan. We also expect to contribute $12.0 to our post-retirement benefit plans during 2008. As of November 23, 2007, contributions of approximately $3.8 and $8.9 have been made to our pension and post-retirement plans, respectively.

We expect to receive approximately $1.7 in Medicare Part D subsidy reimbursements during 2008. During the nine months ended November 23, 2007, we received $0.8 in Medicare Part D subsidy reimbursements.

8.	RESTRUCTURING COST

During Q3 2008, we recorded a restructuring benefit of $0.5 in our International segment related to a gain on the sale of property sold during the quarter. We also recorded $0.3 of additional net restructuring charges in our North America segment, representing substantial completion of the initiative to consolidate our manufacturing operations. At the end of Q3 2008, we have incurred a cumulative total

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

of $43.8 in charges related to employee termination costs, impairment of certain property and equipment, relocation charges and gains and losses on the disposal of assets, in connection with our previously announced restructuring plan.

Restructuring cost (benefit) is summarized in the following table:

	Three Months Ended
				Nine Months Ended
	May 25,	August 24,	November 23,	November 23,
Restructuring Cost (Benefit)	2007	2007	2007	2007
Cost of sales:
North America	$1.7	—	$0.3	$2.0
International	—	$(1.6)	(0.5)	(2.1)
Other category	—	(0.1)	0.1	—

Total	$1.7	$(1.7)	$(0.1)	$(0.1)

Below is a reconciliation of additions, payments and adjustments to the restructuring reserve balance during 2008:

		Business Exit
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 23, 2007	$4.0	$3.4	$7.4
Additions	0.5	—	0.5
Payments	(3.5)	(4.0)	(7.5)
Adjustments	0.8	3.2	4.0

Reserve balance as of November 23, 2007	$1.8	$2.6	$4.4

The reserve balance as of November 23, 2007 for business exits and related costs primarily relates to an environmental reserve for expected remediation costs for the Grand Rapids campus and lease impairment provisions in our International segment.

9.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within other accrued expenses on the condensed consolidated balance sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 23, 2007	$22.9
Accruals for warranty charges	10.7
Settlements and adjustments	(9.6)

Balance as of November 23, 2007	$24.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10.	REPORTABLE SEGMENTS

We operate with two reportable segments (North America and International), plus an “Other” category. Unallocated corporate expenses are reported as Corporate. Revenue and operating income (loss) for the three and nine months ended November 23, 2007 and November 24, 2006 and total assets as of November 23, 2007 and February 23, 2007 by segment are presented below:

	Three Months Ended
			Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
Reportable Segment Income Statement Data	2007	2006	2007	2006
Revenue
North America	$513.6	$469.6	$1,504.7	$1,407.4
International	230.8	199.6	615.6	526.0
Other	141.5	132.8	399.2	385.6

Consolidated revenue	$885.9	$802.0	$2,519.5	$2,319.0

Operating income (loss)
North America	$53.6	$26.6	$140.0	$95.8
International	20.2	15.8	39.2	20.0
Other	(13.9)	5.4	(2.5)	15.1
Corporate	(7.2)	(7.3)	(20.7)	(20.0)

Consolidated operating income	$52.7	$40.5	$156.0	$110.9

Balance sheet data by reporting segment is presented below:

	November 23,	February 23,
Reportable Segment Balance Sheet Data	2007	2007
Total assets
North America	$1,015.3	$1,020.0
International	560.5	482.0
Other	410.5	428.2
Corporate	444.5	469.2

Consolidated total assets	$2,430.8	$2,399.4

11.	STOCK INCENTIVE PLANS

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

Total share-based expense for the three and nine months ended November 23, 2007 and November 24, 2006 and the associated tax benefit were as follows:

	Three Months Ended
			Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
Components of Share-Based Expense	2007	2006	2007	2006
Restricted stock and restricted stock unit expense	$0.3	$0.5	$0.9	$2.2
Performance shares and PSU expense	0.6	0.6	2.0	2.7
Tax benefit	(0.3)	(0.4)	(1.0)	(1.7)

12.	SUBSEQUENT EVENTS

On December 19, 2007, the Board of Directors declared a special cash dividend of $1.75 per share on our Class A common stock and Class B common stock. The special cash dividend will be paid on January 15, 2008 to shareholders of record as of January 2, 2008. We expect the payment of this dividend to aggregate approximately $248.

On December 19, 2007, the Board of Directors also approved an increase of $250 to our share repurchase program.

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

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended				Nine Months Ended
	November 23,		November 24,		November 23,		November 24,
Income Statement Data	2007		2006		2007		2006
Revenue	$885.9	100.0%	$802.0	100.0%	$2,519.5	100.0%	$2,319.0	100.0%
Cost of sales	589.1	66.5	549.2	68.5	1,680.9	66.7	1,593.2	68.7
Restructuring (benefit) cost	(0.1)	—	5.5	0.7	(0.1)	—	14.1	0.6

Gross profit	296.9	33.5	247.3	30.8	838.7	33.3	711.7	30.7
Operating expenses	244.2	27.6	206.6	25.8	682.7	27.1	600.5	25.9
Restructuring cost	—	—	0.2	—	—	—	0.3	—

Operating income	52.7	5.9	40.5	5.0	156.0	6.2	110.9	4.8
Non-operating items, net	(0.6)	(0.1)	8.8	1.1	9.2	0.4	11.2	0.5

Income before income tax expense	52.1	5.8	49.3	6.1	165.2	6.6	122.1	5.3
Income tax expense	20.8	2.3	16.5	2.0	62.6	2.5	44.5	2.0

Net income	$31.3	3.5%	$32.8	4.1%	$102.6	4.1%	$77.6	3.3%

Overview

Revenue was $885.9 in Q3 2008, a 10.5% increase compared to the same period last year. Revenue increased by 15.6% and 9.4% in our International and North America segments, respectively. Q3 2008 revenue included $23.2 of favorable currency effects versus the same quarter last year, offset by a $25.2 decrease due to dealer deconsolidations, net of acquisitions that were completed during the last four quarters.

Year-to-date revenue increased $200.5 or 8.6% compared to the same period last year. Revenue increased by 17.0% and 6.9% in our International and North America segments, respectively. Year-to-date revenue included $48.2 of favorable currency effects and an unfavorable impact of $30.1 related to deconsolidations, net of acquisitions completed during the last four quarters.

Cost of sales, which is reported separately from restructuring (benefit) cost, improved as a percentage of revenue by 200 basis points from the prior year for both Q3 and year-to-date, primarily due to improvements in our North America segment. The improvements were primarily the result of higher volume, benefits from prior restructuring actions and improved pricing yield.

Operating expenses, which are reported separately from restructuring cost, increased by $37.6 in Q3 and by $82.2 year-to-date, compared to the same periods last year. The increase in operating expenses for the quarter was due to intangible asset and goodwill impairment charges of $21.1 related to PolyVision, increased sales and product development spending, currency translation effects and increased spending on longer-term growth initiatives, partially offset by lower expenses associated with dealer deconsolidations, net of acquisitions completed during the last four quarters. The year-to-date increase was the result of the intangible asset and goodwill impairment charges, an increase in variable compensation expense, higher spending on investments in longer-term growth initiatives and currency translation effects, partially offset by lower expenses associated with dealer deconsolidations, net of acquisitions completed during the last four quarters.

Q3 2008 operating income was $52.7 compared to $40.5 in the prior year. Year-to-date operating income of $156.0 increased by $45.1 versus the prior year. The improvement was primarily due to better performance in our North America and International segments and lower restructuring costs.

Our effective tax rate for Q3 2008 was 39.9%, bringing our year-to-date effective tax rate to 37.9%. The increase from Q2 2008 was due primarily to the goodwill impairment charges recorded during the quarter which were not deductible for tax purposes, and thus, no related income tax benefit was recorded. We expect our effective tax rate to approximate 37% to 37.5% for 2008.

Interest Expense and Other Income, Net

	Three Months Ended
			Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
Interest Expense and Other Income, Net	2007	2006	2007	2006
Interest expense	$(4.2)	$(5.1)	$(12.6)	$(14.3)

Other income, net:
Interest income	5.7	6.8	18.5	18.2
Gains related to deconsolidations of dealers	—	3.6	1.4	3.6
Equity in income of unconsolidated ventures	1.1	3.3	3.3	1.9
Elimination of minority interest in consolidated dealers	(1.6)	(0.8)	(5.5)	(3.1)
Foreign exchange gain	1.5	1.5	2.9	5.0
Other, net	(3.1)	(0.5)	1.2	(0.1)

Total other income, net	3.6	13.9	21.8	25.5

Total non-operating items, net	$(0.6)	$8.8	$9.2	$11.2

The Q3 2008 and year-to-date decrease in total other income, net, was due primarily to a prior year gain related to the deconsolidation of a dealer that paid off its transition financing, a prior year gain from a minority interest ownership in a European entity and current year withholding tax expense related to a dividend we received from our subsidiary in Canada during Q3 2008.

Business Segment Review

See additional information regarding our business segments in Note 10 to the condensed consolidated financial statements.

North America

	Three Months Ended
					Nine Months Ended
			November 24,		November 23,		November 24,
Income Statement Data — North America	November 23, 2007		2006		2007		2006
Revenue	$513.6	100.0%	$469.6	100.0%	$1,504.7	100.0%	$1,407.4	100.0%
Cost of sales	350.7	68.2	330.8	70.5	1,023.4	68.0	991.1	70.4
Restructuring cost	0.3	0.1	5.2	1.1	2.0	0.1	10.8	0.8

Gross profit	162.6	31.7	133.6	28.4	479.3	31.9	405.5	28.8
Operating expenses	109.0	21.3	107.0	22.7	339.3	22.6	309.7	22.0

Operating income	$53.6	10.4%	$26.6	5.7%	$140.0	9.3%	$95.8	6.8%

Operating income improved to 10.4% of sales in Q3 2008 compared to 5.7% of sales in the prior year. Year-to-date operating income increased to 9.3% of sales through the first three quarters of 2008 from 6.8% of sales in the prior year. The improvements were driven primarily by higher gross margins.

North America revenue, which accounted for approximately 60% of consolidated year-to-date revenue, increased by 9.4% over the prior year quarter and 6.9% year-to-date. The Q3 and year-to-date increase was due to growth in most product categories within the Steelcase Group and our Turnstone and Nurture brands offset by $21.1 and $20.0 negative impacts from dealer deconsolidations, net of acquisitions completed during the last four quarters, respectively.

Cost of sales, which is reported separately from restructuring cost, improved as a percent of revenue by 230 basis points in the current year quarter and 240 basis points year-to-date versus the prior year. The Q3 and year-to-date improvements were driven by volume leverage, benefits from prior restructuring actions and continued plant efficiencies, and improved pricing yield, offset by lower cash surrender value appreciation on company-owned life insurance.

North America operating expenses increased 1.9% over the prior year quarter and 9.6% year-to-date. The Q3 and year-to-date increase was primarily due to higher spending on new product development and longer-term growth initiatives and lower appreciation of cash surrender value of company-owned life insurance, partially offset by lower spending due to deconsolidations of dealers, net of acquisitions completed during the last four quarters. The year-to-date increase was also driven by higher variable compensation expense.

International

	Three Months Ended
					Nine Months Ended
			November 24,				November 24,
Income Statement Data—International	November 23, 2007		2006		November 23, 2007		2006
Revenue	$230.8	100.0%	$199.6	100.0%	$615.6	100.0%	$526.0	100.0%
Cost of sales	150.9	65.4	131.2	65.7	406.9	66.1	352.0	66.9
Restructuring (benefit) cost	(0.5)	(0.2)	0.3	0.2	(2.0)	(0.3)	3.3	0.6

Gross profit	80.4	34.8	68.1	34.1	210.7	34.2	170.7	32.5
Operating expenses	60.2	26.0	52.2	26.1	171.5	27.8	150.6	28.7
Restructuring cost	—	—	0.1	0.1	—	—	0.1	—

Operating income	$20.2	8.8%	$15.8	7.9%	$39.2	6.4%	$20.0	3.8%

International reported operating income of 8.8% of sales in Q3 2008 compared to 7.9% of sales in Q3 2007. Year-to-date operating income was 6.4% of sales, up from 3.8% of sales in the prior year, driven by increased profitability in the majority of our markets, most notably in Germany, France and Latin America, and lower restructuring costs.

International revenue represented approximately 24% of consolidated year-to-date revenue. During Q3 2008 and year-to-date, revenue increased significantly across most of our international regions, most notably in Germany, Latin America and Eastern and Central Europe. Currency translation had the effect of increasing revenue by $19.4 in Q3 2008 and $42.9 year-to-date as compared to the prior year.

Cost of sales, which is reported separately from restructuring (benefit) cost, as a percentage of revenue improved by 30 basis points in Q3 2008 and 80 basis points year-to-date compared to 2007. The improvements included volume leverage, benefits of prior restructuring activities in certain markets and better operational performance, partially offset by the impact of funding supply chain enhancements to support our growth initiatives in emerging markets.

Operating expenses increased by $8.0 during Q3 2008 and $20.9 year-to-date compared to the prior year. The increases are due to currency translation effects of $5.1 during Q3 2008 and $12.0 year-to-date compared to 2007, higher spending on growth initiatives in Asia and higher variable compensation expense.

Other

	Three Months Ended
					Nine Months Ended
			November 24,				November 24,
Income Statement Data — Other Category	November 23, 2007		2006		November 23, 2007		2006
Revenue	$141.5	100.0%	$132.8	100.0%	$399.2	100.0%	$385.6	100.0%
Cost of sales	87.5	61.8	87.2	65.7	250.6	62.8	250.1	64.9
Restructuring cost (benefit)	0.1	0.1	—	—	(0.1)	—	—	—

Gross profit	53.9	38.1	45.6	34.3	148.7	37.2	135.5	35.1
Operating expenses	67.8	47.9	40.1	30.1	151.2	37.8	120.2	31.1
Restructuring cost	—	—	0.1	0.1	—	—	0.2	0.1

Operating (loss) income	$(13.9)	(9.8)%	$5.4	4.1%	$(2.5)	(0.6)%	$15.1	3.9%

Our Other category reported an operating loss of $13.9 during Q3 2008 and $2.5 year-to-date including a $21.1 non-cash impairment charge associated with certain intangible assets and goodwill related to PolyVision, plus a $2.1 charge related to building and leasehold improvements associated with one of our manufacturing facilities.

For several quarters PolyVision has faced intense price competition in the U.S. contractor whiteboard business, and consequently financial performance within the contractor whiteboard business continues to lag behind our expectations. Accordingly, during our annual strategic planning process in Q3 2008, we evaluated several alternative strategies to address their lagging financial performance, which remain under study and review by management. During this process, it became apparent that certain intangible assets and goodwill associated with this particular portion of PolyVision’s business were impaired. Accordingly, during Q3 2008 we performed impairment testing and recorded a non-cash charge of $21.1, of which $15.8 related to intangible assets and $5.3 related to goodwill.

Revenue for the Other category increased 6.6% and 3.5% over the prior year quarter and year-to-date, respectively, and represented approximately 16% of consolidated revenue in both periods. The Q3 increase was due to growth at IDEO and across most of the Premium Group (formerly Design Group) companies, offset in part by decreases in revenue at Metro and PolyVision. The decrease at PolyVision was primarily the result of a strategic decision to not pursue certain low-margin business in the contractor whiteboard market in the U.S. Year-to-date revenue increased at IDEO and most of the Premium Group, offset by decreases at PolyVision, Metro and Financial Services.

During Q2 2008, we entered into an agreement which will allow certain members of the management of IDEO to potentially purchase a controlling equity interest in IDEO in two phases over approximately the next five years. The first phase includes a variable compensation program which will allow the employees to acquire up to 20% of the outstanding shares of IDEO over the next two years in lieu of cash variable compensation, provided certain performance targets are met. In the case where IDEO management has purchased a minimum of 15% under the first phase, a second phase will allow the buyers a limited option to purchase an additional 60% equity interest in IDEO. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. Through the first nine months of 2008, IDEO management effectively purchased approximately 8% of IDEO under the first phase of the agreement.

Corporate

	Three Months Ended
			Nine Months Ended
	November 23,	November 24,	November 23,	November 24,
Income Statement Data—Corporate	2007	2006	2007	2006
Operating expenses	$7.2	$7.3	$20.7	$20.0

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

Liquidity and Capital Resources

The following table summarizes our statement of cash flows for the nine months ended November 23, 2007 and November 24, 2006:

	Nine Months Ended
	November 23,	November 24,	Increase
Cash Flow Data	2007	2006	(Decrese)
Net cash flow provided by (used in):
Operating activities	$167.8	$192.4	$(24.6)
Investing activities	(65.4)	(19.6)	(45.8)
Financing activities	(174.1)	(75.2)	(98.9)
Effect of exchange rate changes on cash and cash equivalents	12.1	3.6	8.5

Net (decrease) increase in cash and cash equivalents	(59.6)	101.2	(160.8)
Cash and cash equivalents, beginning of period	527.2	423.8	103.4

Cash and cash equivalents, end of period	$467.6	$525.0	$(57.4)

We currently need approximately $50 to fund the day-to-day operations of our business. We intend to maintain a minimum of $100 of additional cash and investments as ready liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our cash balances fluctuate from quarter to quarter due to slight seasonality in our business and the timing of certain cash disbursements. We plan to use our ongoing cash generation to reinvest in the business and to return value to shareholders in the form of dividends and share repurchases. These are general guidelines. We may also modify our approach in response to changing market conditions or opportunities.

During the fourth quarter of 2008 the Board of Directors declared a special cash dividend of $1.75 per share on our Class A common stock and Class B common stock which is expected to aggregate approximately $248 in cash and approved an increase to our share repurchase program of $250.

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data—Operating Activities	November 23, 2007	November 24, 2006
Net income	$102.6	$77.6
Depreciation and amortization	70.1	77.6
Impairment of goodwill and intangible assets	21.1	—
Changes in operating assets and liabilities	(35.3)	9.8
Other, net	9.3	27.4

Net cash provided by operating activities	$167.8	$192.4

Net cash provided by operating activities during the first three quarters of 2008 primarily related to strong profitability, excluding the non-cash impairment charges, offset by higher working capital requirements to support the company’s growth.

Cash used in investing activities

	Nine Months Ended
Cash Flow Data—Investing Activities	November 23, 2007	November 24, 2006
Capital expenditures	$(52.6)	$(33.9)
Purchases of short-term investments, net	(43.1)	—
Acquisitions, net of cash acquired	(7.6)	(13.8)
Net decrease in notes receivable	16.6	8.9
Proceeds from disposal of assets	26.0	8.1
Net proceeds from repayments of leases	2.9	7.8
Other, net	(7.6)	3.3

Net cash used in investing activities	$(65.4)	$(19.6)

Cash used in investing activities during the first three quarters of 2008 was primarily related to capital expenditures and net purchases of short-term investments, offset in part by proceeds from the disposal of assets.

The increase in capital expenditures compared to the prior year is related to increased new product development efforts, investments in our showrooms and corporate facilities and payments toward the planned replacement of existing corporate aircraft.

We continue to closely scrutinize capital spending in order to make investments we believe will sustain the business and to preserve our ability to introduce innovative, new products. For the first three quarters of 2008 and 2007, capital expenditures were less than depreciation, which represented a source of cash.

Cash used in financing activities

	Nine Months Ended
Cash Flow Data—Financing Activities	November 23, 2007	November 24, 2006
Borrowings of long-term debt, net	$—	$249.3
Repayments of long-term debt	(1.4)	(251.9)
Borrowings (repayments) of lines of credit, net	2.9	(6.2)
Dividends paid	(64.9)	(47.9)
Common stock repurchases	(124.5)	(32.2)
Common stock issuances	11.0	11.5
Other, net	2.8	2.2

Net cash used in financing activities	$(174.1)	$(75.2)

The primary uses of cash in financing activities continue to relate to share repurchases and dividends. The significant borrowings and repayments of long-term debt in the prior year related to the issuance of $250 of senior unsecured unsubordinated notes during Q2 2007 to retire $250 of existing notes in Q3 2007.

We paid common stock dividends of $0.15 per share during Q1, Q2 and Q3 2008, $0.12 per share during Q3 2007 and $0.10 per share during Q1 and Q2 2007.

During the first three quarters of 2008, we repurchased 6.6 shares of common stock for $124.5. Of the shares repurchased, 1.7 shares of Class B common stock were repurchased for $33.0 from entities affiliated with a member of our Board of Directors. At the end of Q3 2008, we had $62.8 available under the share repurchase program approved by our Board of Directors in June 2007. In December 2007, the Board of Directors approved an additional $250 of share repurchases. We have no outstanding share repurchase commitments.

Share repurchases in 2008 and 2007 included $2.8 and $1.3, respectively, of repurchases of shares of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan.

The exercise of employee stock options generated $11.0 and $11.5 of cash during the first three quarters of 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

During Q3 2008, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

We adopted FIN 48, Accounting for Uncertainty in Income Taxes as of February 24, 2007. As of adoption, the total amount of unrecognized tax benefits for uncertain tax positions was $11.4. The timing of payments will depend on the progress of examinations by tax authorities. We are currently under IRS examination for the tax years ended in 2004 through 2007. We do not expect a significant tax payment related to these obligations within the next year. The liability at November 23, 2007 was $12.4.

During Q2 2008, we signed a purchase agreement for a new corporate aircraft, which is intended to replace an existing aircraft. The terms of the agreement required a $0.5 deposit in Q2 2008 and will require future payments of $9.4 due within 1 to 3 years and $18.4 due within 3 to 5 years. In addition, we have made $3.5 in progress payments during fiscal 2008 under a previous contract to replace our other corporate aircraft.

There were no other material changes to our contractual obligations during Q3 2008.

Liquidity Facilities

Our total liquidity facilities as of November 23, 2007 were:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	88.0

Total credit lines available	288.0
Less: borrowings outstanding	6.9

Available capacity (subject to covenant constraints)	$281.1

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during Q3 2008, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of November 23, 2007 was $258.8. Our debt primarily consists of $249.5 in term notes due in 2012 with an effective interest rate of 6.3%.

We currently have a portfolio of seven auction rate securities totaling $26.5. Auction rate securities are long term private placement securities that are given a short term classification on the balance sheet due to the active issuer-sponsored auction process. Our typical practice has been to only invest in highly-rated securities and put them at the next auction, which generally ranges from 7 to 28 days after purchase. However, with the tightening of the credit markets, there has been no liquid market, and the issuers have been unable to clear a successful auction since August 2007. Though there is no liquid market for these securities, they are not in default. Rather, we still hold the longer dated securities and are being paid a penalty interest rate (125 — 150 basis points over LIBOR). We do not expect successful auctions of these securities until broader market liquidity is restored. There is currently no active secondary market for these securities, making it difficult to determine a current market value. We believe we will either see a restored auction process, a refinancing or a secondary market for these securities during Q4 2008. We will then have a means to either liquidate or place a market value on these securities.

We also hold an asset-backed commercial paper investment of $5.0 in Canada, in which the issuer was unable to refinance the maturing paper and has not paid accrued interest. Though we have not received formal communications, preliminary reports from the collaborations of several major Canadian financial institutions suggest that investors may be required to accept some discount, under a restructuring and exchange of short-term notes for new classes of healthier, long-term notes.

We continue to monitor the market dynamics underlying auction rate securities and Canadian asset-backed commercial paper. As it is too early to estimate a range of loss that these potential discounts may warrant, we have not provided any reserves against these investments.

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

Foreign Exchange Risk

During Q3 2008, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q3 2008, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q3 2008, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 23, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 23, 2007, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)  Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2008.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (3)
8/25/07—9/28/07	120,000		$17.40	120,000	$75,447,000
9/29/07—10/26/07	691,631	(2)	18.41	685,900	62,824,000
10/27/07—11/23/07	—			—	62,824,000

Total	811,631			805,900

(1)	In June 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to an additional $100 million of shares of our common stock. This program has no specific expiration date.

(2)	5,731 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

(3)	The amounts shown do not include an additional $250 million share repurchase program approved by our Board of Directors subsequent to the end of Q3 2008.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  David C. Sylvester
David C. Sylvester
Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: January 2, 2008

Exhibit Index

Exhibit
No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002