Form 10-K
period 2008-02-29
STEELCASE INC
filed 2008-04-28
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 24, 2007 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1,176 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 24, 2008, 78,743,499 shares of the registrant’s Class A Common Stock and 56,347,530 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be held on June 26, 2008, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K

YEAR ENDED FEBRUARY 29, 2008

PART I

Item 1.	Business:

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “the Company” and similar references are to Steelcase Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, reference to a year relates to a fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter of the fiscal year indicated, respectively. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Our Business

Steelcase is the world’s leading designer, marketer and manufacturer of office furniture and complementary products and services, with 2008 revenue of approximately $3.4 billion. We were incorporated in 1912 as The Metal Office Furniture Company and changed our name to Steelcase Inc. in 1954. We became a publicly-traded company in 1998, and our stock is listed on the New York Stock Exchange.

Our mission is to help people work more effectively by providing knowledge, products and services that result in a better work experience for our customers. We expect to grow our business by focusing on new geographic and customer market segments while continuing to leverage our existing customer base, which we believe represents the largest installed base in the industry.

Headquartered in Grand Rapids, Michigan, USA, Steelcase is a global company with approximately 13,500 employees. We sell our products through various channels including independent dealers, company-owned dealers and directly to end users and governmental units. Various other channels are employed to reach new customers and to serve existing customer segments more efficiently. We operate using a global network of manufacturing, assembly and distribution facilities to supply product to our various business units.

Our Products

We study work, workers and workplaces to fully understand the ever-changing needs of individuals, teams and organizations all around the world. We then take our knowledge, couple it with products and services inspired by what we’ve learned about the workplace, and create solutions that help people work more effectively. This knowledge is embedded in our product portfolio, which includes a broad range of products with a variety of aesthetic options and performance features at various price points that address three core elements of a work environment: furniture, interior architecture and technology. Our reportable segments generally offer similar or complementary products under some or all of the categories listed below.

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

Architecture

Interior architecture.  Full and partial height walls and doors with a variety of surface materials and modular post and beam products.

Lighting.  Task, ambient and accent lighting with energy efficient and user control features.

Technology

Infrastructure.  Infrastructure products, such as modular communications, data and power cabling.

Appliances.  Group communication tools, such as interactive and static whiteboards, image capturing devices and web-based interactive space-scheduling devices.

Our Services

We provide lease origination services to customers and selected financing services to our dealers. We offer services to help our customers more fully leverage their physical space to drive down and control occupancy costs while at the same time enhance the performance of their employees. Our services include furniture and asset management and workplace strategies consulting.

IDEO provides product design and innovation services to a variety of organizations in the business, government, education and social sectors.

Reportable Segments

We operate on a worldwide basis within our North America and International reportable segments, plus an “Other” category. During 2008, we made changes in our organizational structure which resulted in changes to our segment reporting. As a result of these changes, certain components have been reclassified between our North America segment and our Other category, including Vecta, which moved from North America to our Premium Group unit, and a health-care product line within Brayton, which moved from our Premium Group unit to Nurture by Steelcase. Segment information for prior years has been restated to reflect these changes.

In recent years, we have significantly decreased our investment in the activities of the Financial Services business. While we continue to originate leases to customers and earn an origination fee for that service, a third party provides the lease funding. In addition, we have significantly reduced the nature and level of financing services provided to our dealers. As a result, we intend to wind down the operation of our Financial Services subsidiary and transition its residual activities to our North America segment during 2009.

Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the consolidated financial statements.

North America Segment

Our North America segment serves customers in the United States (“U.S.”) and Canada mainly through approximately 230 independent and company-owned dealers. The North America segment includes furniture, interior architecture and technology environment solutions as described above, under the Steelcase, Turnstone, Details and Nurture by Steelcase brands. The Steelcase brand delivers insight-led products, services and experiences that elevate performance of the world’s leading organizations.

Turnstone targets smaller to medium-sized companies and offers furniture that features smart design and provides good value for people at work in all types of organizations. Details designs and markets ergonomic tools and accessories for the workplace. Nurture by Steelcase creates healthcare products and environments that seek to provide patients, caregivers and patients’ families a more comfortable, efficient and favorable healing process.

Our end-use customer sales are distributed across a broad range of industries and vertical markets including financial services, healthcare, insurance, government, higher education and technology, none of which individually exceeded 17% of the North America segment revenue in 2008.

Each of our dealers maintains their own sales force which is complemented by our sales representatives who work closely with the dealers throughout the selling process. The largest independent dealer in North America accounted for approximately 5% of our segment revenue in 2008. The five largest independent dealers collectively accounted for approximately 16% of our segment revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, temporary disruption of dealer coverage within a specific local market due to financial failure, the inability to smoothly transition ownership or termination of the dealer relationship could temporarily have an adverse impact on our business within the affected market. From time to time, we obtain a controlling interest in dealers that are undergoing an ownership transition. It is typically our intent to divest our interest in these dealerships as soon as it is practical.

In 2008, the North America segment had revenue of $1,936.6, or 56.6% of our consolidated revenue, and at the end of the year had approximately 7,100 employees and 500 temporary workers. Approximately 4,300 of the total workers related to manufacturing.

The North America office furniture markets are highly competitive, with a number of competitors offering similar categories of products. In these markets, companies compete on price, product performance, design, delivery and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Together with Steelcase, these companies represent approximately 65% of the U.S. office furniture market.

International Segment

Our International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions. The international office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In many cases, these competitors focus on specific product categories. Our largest presence is in Europe, where we have the leading market share in Germany, France and Spain. We serve customers through approximately 430 independent and company-owned dealers. In certain geographic markets we sell directly to end customers. No single independent dealer in the International segment accounted for more than 5% of our segment revenue in 2008. The five largest independent dealers collectively accounted for approximately 7% of our segment revenue.

During 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited (“Ultra”). Ultra is an office furniture manufacturer with headquarters in Hong Kong, manufacturing in China and sales and distribution throughout Asia.

In 2008, our International segment had revenue of $893.8, or 26.1% of our consolidated revenue, and at the end of the year had approximately 4,100 employees and 700 temporary workers. Approximately 3,100 of the total workers related to manufacturing.

Other Category

The Other category includes our Premium Group (formerly Design Group), PolyVision, IDEO, and, through 2008, Financial Services business.

The Premium Group is comprised of the following four brands focused on providing architects and designers with unique products and premium experiences.

•	Designtex focuses on surface materials including textiles, wall coverings, shades, screens and surface imagings.

•	Vecta designs and creates learning, meeting and teaming environments.

•	Brayton focuses on lounge and executive seating and tables.

•	Metro creates refined, modern furniture for meeting spaces, private offices and the open floor plan.

Designtex primarily sells products specified by architects and designers directly to end-use customers through a direct sales force. Vecta, Brayton and Metro sales are primarily generated through our North America dealer network.

PolyVision designs and manufactures visual communication products, such as static and electronic whiteboards. The majority of PolyVision’s revenue relates to the manufacturing of steel and ceramic surfaces and the fabrication of related static whiteboards sold in the primary and secondary education markets. PolyVision’s revenue generated from whiteboards and group communication tools are sold through audio-visual resellers and our North America dealer network. PolyVision also sells fabricated static whiteboards to general contractors through a direct bid process; however, we intend to exit this portion of the business during 2009.

IDEO is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. In 2008, we entered into an agreement which will allow certain members of the management of IDEO to potentially purchase a controlling equity interest in IDEO in two phases before 2013. As of February 29, 2008, IDEO management effectively purchased approximately 12% of IDEO under the first phase of the agreement.

In 2008, the Other category accounted for $590.4, or 17.3% of our total revenue, and at the end of the year had approximately 2,300 employees and 100 temporary workers. Approximately 1,100 of the total workers related to manufacturing.

Corporate Expenses

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

Joint Ventures

We enter into joint ventures from time to time to expand our geographic presence, support our distribution network or invest in complementary products and services. As of February 29, 2008, our investment in these unconsolidated joint ventures was $16.7. Our portion of the income or loss from the joint ventures is recorded in Other income, net on the Consolidated Statements of Income.

Customer and Dealer Concentrations

Our largest direct-sale customer accounted for approximately 1.0% of our consolidated revenue in 2008 and our five largest direct-sale customers accounted for approximately 2.4% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under our U.S. General Services Administration contract, which in the aggregate accounted for approximately 2.2% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.

No single independent dealer accounted for more than 3% of our consolidated revenue for 2008. The five largest independent dealers collectively accounted for approximately 10% of our consolidated revenue.

Working Capital

Our accounts receivable are primarily from our dealers, and to a lesser degree, direct-sale customers. Payment terms vary by country and region. The terms of our North America segment, and certain markets within the International segment, encourage prompt payment by offering a discount. Other international markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.

Backlog

Our products are generally manufactured and shipped within four to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Global Manufacturing and Supply Chain

Manufacturing and Logistics

We have manufacturing operations throughout North America, Europe (principally in France, Germany and Spain) and in Asia. In order to serve the growth needs of our Asian market, we continue to expand production in our plants in Kuala Lumpur, Malaysia and in Shenzhen, China, and we acquired additional capacity in Zhaoqing, China in 2008 as a result of the Ultra acquisition.

We have evolved our manufacturing and supply chain systems significantly over the past several years by implementing lean manufacturing principles. In particular, we have focused on implementing continuous one-piece flow, streamlining our product offerings and developing a global network of integrated suppliers. Anything which cannot be part of one-piece flow may be evaluated to see whether outside partners would offer better levels of service, quality and cost. Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.

This approach has reduced the capital needs of our business, reduced inventories and reduced the footprint of our manufacturing space while at the same time, allowing us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to eliminate excess capacity and redundancy while continuing to focus on our growth strategies. We recently announced that we will be closing three U.S. manufacturing facilities in 2009 and relocating the majority of their operations to other manufacturing facilities.

In addition to our continued focus on enhancing the efficiency of our manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on raw material and component cost savings available through lower cost suppliers around the globe. This global view of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times through improvements from all levels throughout the supply chain.

Our physical distribution system utilizes dedicated fleet, commercial transport and company-owned delivery services. Over the past several years, we have implemented a network of regional distribution centers to reduce freight costs and improve service to our dealers and customers. Some of these distribution centers are located within our manufacturing facilities, and we have contracted with third party logistics providers to operate some of these regional distribution centers.

Raw Materials and Energy Prices

We source raw materials and components from a significant number of suppliers around the world. Those raw materials include steel and other metals, plastics, wood, fabrics, paint, packaging, acoustical materials, foam, veneers, laminates, glass and leather. To date, we have not experienced any significant difficulties in obtaining these raw materials.

The prices for certain commodities such as steel, aluminum, wood, particleboard and petroleum-based products have fluctuated in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates market conditions and supply options on the basis of cost, quality and reliability of supply.

Research, Design and Development

Our extensive global research—a combination of user observations, feedback sessions and sophisticated network analysis—has helped us develop unique expertise in helping people work more effectively. We team up with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.

Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products and different vertical market applications such as healthcare, higher education and professional services. Organizationally, design responsibility is distributed globally across our major businesses and may involve external design services.

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

Exclusive of royalty payments, we invested $152.5 in research, design and development activities over the past three years. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research, design and development costs since they are variable, based on product sales.

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

We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries. We also selectively license our intellectual property to third parties as a revenue source.

Employees

As of February 29, 2008, we had approximately 13,500 employees including 7,600 hourly employees and 5,900 salaried employees. Additionally, we had 1,300 temporary workers who primarily work in manufacturing. Approximately 340 employees in the U.S. are covered by collective bargaining agreements. Internationally, a significant number of employees are covered by workers’ councils that operate to promote the interests of workers. Management believes we continue to maintain positive relations with our employees.

Environmental Matters

We are subject to a variety of federal, state, local and foreign laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment (“Environmental Laws”). We believe our operations are in substantial compliance with all Environmental Laws. We do not believe existing Environmental Laws and regulations have had or will have any material effects upon our capital expenditures, earnings or competitive position.

Under certain Environmental Laws, we could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. We are a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, other financially viable potentially responsible parties and the total estimated cleanup costs, we do not believe the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing toward cleanup costs.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.

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

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

Business cycles and other changes in demand could adversely impact our revenue and profits.

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

Other demand influences on our industry include technology changes, organizational changes, employee health and safety concerns and the globalization of companies. The trend towards outsourcing white collar jobs could cause our major customers in our core markets to shift employment growth to countries where our market share is not as strong. If we are unsuccessful in adapting our business to these changes and trends, our revenues and profits may be adversely impacted.

We may not be able to successfully implement and manage our growth strategies.

Our growth strategies call for expansion in:

•	existing markets by leveraging our current distribution to win new customers and more fully serve existing customers and their installed base of our products, and

•	new adjacent markets such as the mid-market segment of the office furniture market (firms with 50 to 250 employees), vertical markets such as healthcare and higher education and emerging international markets with multiple or alternate channels.

We believe our future success depends upon our ability to deliver a great experience to our customers, which includes innovative, well-made products and world-class processes. Our success relies in part on our research and development and engineering efforts, our ability to manufacture or source the products and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement local supply chain and distribution strategies to reach these markets. The potential inability to successfully implement and manage our growth strategy could adversely affect our business and our results of operations.

The successful implementation of our growth strategy will depend, in part, on our ability to attract and retain a skilled workforce. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce and leadership succession planning challenges.

Our efforts to grow our business in emerging markets are subject to the risk factors listed below relating to our global operations but also include other risks. In certain markets in Asia and eastern Europe where we are expanding our business, the legal and political environment can be unstable and uncertain which could make it difficult for us to compete successfully and to protect our investments or sell our investments in the future. As we hire new people and establish new processes in these locations, we are implementing our global business standards, but there is some risk our activities could expose us to liabilities.

We also make investments in new business development initiatives which, like many startups, could have a relatively high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material.

Our growth strategy also may involve acquisitions, joint venture alliances and additional channels of distribution. We may not be able to enter into acquisitions or joint venture arrangements on acceptable terms, and we may not successfully integrate these activities into our operations. We also may not be successful in implementing new distribution channels, and changes could create discord in our existing channels of distribution.

We could be adversely affected by increasing raw material and commodity costs.

We procure raw materials from a significant number of sources within the U.S., Canada, Mexico, Europe and Asia. These raw materials are not rare or unique to our industry. The absolute level and volatility in steel, aluminum, wood, particleboard, petroleum-based products, and other commodity costs, such as fuel and energy, have significantly increased in recent years due to changes in global supply and demand. These changes could also lead to supply interruptions. Our gross margins could be affected if these types of costs remain high or escalate further. In the short term, rapid changes in raw material costs can be very difficult to offset because of price hold agreements we have entered into with our customers. It is difficult to find effective financial instruments to hedge against these risks. We may not be successful in passing along a portion of the higher raw materials costs to our customers because of competitive pressures.

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

We continue to migrate to a less vertically integrated manufacturing model, which will increase our reliance on an international network of suppliers. Any disruptions in the supply and delivery of component parts and products or deficiencies in our ability to develop and manage our network of suppliers could have an adverse impact on our business, operating results or financial condition.

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

In the North America segment, our top competitors in our primary markets are Haworth Inc., Herman Miller, Inc., HNI Corporation, Inc., Kimball International Inc. and Knoll, Inc. Some of our competitors may have lower cost structures and a broader offering of moderately priced products, potentially making it more difficult for us to compete in certain customer segments. In addition, such competition may prevent us from maintaining or raising the prices of our products in response to rising raw material prices and other inflationary pressures.

Although we do not have major offshore competitors in our North America segment, there are other segments of the North America furniture industry, notably the residential furniture and made-to-stock office furniture segments sold through retailers, where lower-cost imports have become dominant. While customer lead time and customization requirements are currently inhibiting factors, it is possible we could see increased competition from imports in our core markets.

In the International segment, we compete against a larger number of smaller size competitors. Our North American-based competitors also compete in some of our International markets, but their market share varies significantly by market. Most of our top competitors have strong relationships with their existing customers that can be a source of significant future sales through repeat and expansion orders. These competitors manufacture products with strong acceptance in the marketplace and can develop products that could have a competitive advantage over Steelcase products. In certain markets, we compete using an import model which requires longer lead times than local competitors with domestic supply chains.

In the Other category, we are experiencing intense price competition in the U.S. contractor whiteboard business sold through a direct bid process, which negatively impacted our operating margins during 2007 and 2008. As a result, in March 2008, we announced our decision to exit this portion of PolyVision’s business and that we expect to close one of PolyVision’s manufacturing facilities before the end of Q3 2009.

Our continued success depends upon many things, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to evolve our business model and implement world-class processes to enable us to effectively compete in the office furniture industry’s increasingly competitive environment. Our success is also dependent on our ability to sustain our positive brand reputation and recognition among existing and potential customers and use our brand and our trademarks effectively as we enter new markets.

Our global operations subject us to risks that may negatively affect our results of operations and financial condition.

We have sales offices and manufacturing facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations are subject to risks that may limit our ability to manufacture, design, develop or sell products in particular countries, which in turn could have an adverse effect on our results of operations and financial condition, including:

•	differing employment practices and labor issues,

•	local business and cultural factors that differ from our global business standards and practices,

•	regulatory requirements and prohibitions that differ between jurisdictions,

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings, and

•	natural disasters, security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest, and global health issues.

In the U.S. and most countries in Europe, our revenue and costs are typically in the same currency. However, there are some situations where we export and import products in different currencies. We also may hold assets, such as equity investments, real estate investments and cash balances, or incur debt in currencies other than the U.S. dollar. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results and financial condition. In addition, changes in tariff and import regulations and changes to U.S. and international monetary policies may also negatively impact our revenue.

Disruptions within our dealer network could adversely affect our business.

We rely largely on a network of independent and company-owned dealers to market, deliver and install our products to customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, an individual dealer or Steelcase may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, temporary disruption of dealer coverage within a specific local market could temporarily have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, reducing the risk of disruption, but increasing our financial exposure.

A portion of our international distribution network is company-owned because of the need for us to make financial investments in dealerships in order to preserve our market share and profitability in the affected regions. In certain cases, we have adopted a direct model of distribution through which we establish company-owned sales and service capabilities. If we are not able to effectively manage these businesses, they could have a negative effect on our operating results. Our direct-sale and owned-dealer models sell non-Steelcase products where product gaps exist. These models involve increased operational risk, the risk of conflict with other distribution channels and the risk that we will not be able to compete effectively to win business in those markets because of a more limited breadth of product offering than a dealer who carries multiple lines of products.

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

We have significant deferred tax asset values related to net operating loss carryforwards (“NOLs”) primarily in various non-U.S. jurisdictions. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction or implement tax, business or other planning strategies to fully utilize our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we will ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

Item 1B.	Unresolved Staff Comments:

None.

Item 2.	Properties:

We have operations at locations throughout the U.S. and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and, at present, are in excess of that needed to meet volume needs currently and for the foreseeable future. Our global headquarters is located in Grand Rapids, Michigan,

U.S.A. Our owned and leased principal manufacturing and distribution center locations with greater than 50,000 square feet are as follows:

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	13	8	5
International	9	8	1
Other	9	4	5

Total	31	20	11

We recently announced we will be closing three facilities in the U.S. These facilities are leased and included in the table above and are expected to be vacated in 2009.

Item 3.	Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Supplementary Item.  Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Mark A. Baker	47	Senior Vice President, Global Operations Officer
Mark T. Greiner	56	Senior Vice President, Workspace Futures
James P. Hackett	53	President and Chief Executive Officer, Director
Nancy W. Hickey	56	Senior Vice President, Chief Administrative Officer
James P. Keane	48	President, Steelcase Group
Michael I. Love	59	President, Nurture by Steelcase
John S. Malnor	46	President, Turnstone
Frank H. Merlotti, Jr.	57	President, Premium Group
James G. Mitchell	58	President, Steelcase International
Mark T. Mossing	50	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	46	Vice President, Chief Legal Officer and Secretary
David C. Sylvester	43	Vice President, Chief Financial Officer

Mark A. Baker has been Senior Vice President, Global Operations Officer since September 2004. Mr. Baker held the position of Senior Vice President, Operations from 2001 to September 2004.

Mark T. Greiner has been Senior Vice President, Workspace Futures since November 2002.

James P. Hackett has been President, Chief Executive Officer and Director of the Company since December 1994. Mr. Hackett also serves as a member of the Board of Trustees of the Northwestern Mutual Life Insurance Company and the Board of Directors of Fifth Third Bancorp.

Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001. Ms. Hickey also served as Secretary on an interim basis from March to July 2007.

James P. Keane has been President, Steelcase Group since October 2006. Mr. Keane was Senior Vice President, Chief Financial Officer from 2001 to October 2006.

Michael I. Love has been President, Nurture by Steelcase since May 2006. Mr. Love was President and Chief Executive Officer, Steelcase Design Partnership from 2000 to May 2006.

John S. Malnor has been President, Turnstone since October 2007 and was General Manager, Turnstone from 2004 to October 2007. From 2001 to 2004, Mr. Malnor held the position of Director, Market Development for Turnstone.

Frank H. Merlotti, Jr. has been President, Premium Group since October 2006 (the Premium Group was known as the Design Group from October 2006 to October 2007). From 2002 to October 2006, Mr. Merlotti held the position of President, Steelcase North America.

James G. Mitchell has been President, Steelcase International since June 2004 and was Managing Director, United Kingdom from 2003 to June 2004. From 1999 to 2003, Mr. Mitchell held the position of President, Steelcase Canada.

Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008. Mr. Mossing served as Vice President, Corporate Controller from 1999 to April 2008.

Lizbeth S. O’Shaughnessy has been Vice President, Chief Legal Officer and Secretary since July 2007 and was Assistant General Counsel from 2000 to July 2007. From 2005 to July 2007, Ms. O’Shaughnessy also held the position of Assistant Secretary.

David C. Sylvester has been Vice President, Chief Financial Officer since October 2006 and was Vice President, Global Operations Finance from 2005 to October 2006. From 2001 to 2005, Mr. Sylvester held the position of Vice President, International Finance.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Securities Exchange Act of 1934 or publicly traded. See Note 11 to the consolidated financial statements for additional information. As of the close of business on April 24, 2008, we had outstanding 135,091,029 shares of common stock with 8,809 shareholders of record. Of these amounts, 78,743,499 shares are Class A Common Stock with 8,699 shareholders of record and 56,347,530 shares are Class B Common Stock with 110 shareholders of record.

Class A Common Stock	First	Second	Third	Fourth
End of Day Per Share Price Range	Quarter	Quarter	Quarter	Quarter
Fiscal 2008
High	$20.72	$20.42	$19.31	$18.49
Low	$18.55	$14.03	$14.63	$12.86
Fiscal 2007
High	$19.29	$19.00	$18.11	$20.22
Low	$16.84	$13.22	$13.70	$17.25

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2008 and 2007 were declared and paid quarterly. In Q4 2008, our Board of Directors declared and paid a special cash dividend of $1.75 per share on our Class A Common Stock and Class B Common Stock. The payment of this dividend aggregated $247.5. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

Total Dividends Paid
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2008	$22.1	$21.6	$21.2	$268.8	$333.7
Fiscal 2007	$15.0	$15.0	$17.9	$19.3	$67.2

Fourth Quarter Share Repurchases

The following table is a summary of share repurchase activity during Q4 2008:

					(d)
				(c)	Approximate
				Total Number of	Dollar Value of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs
11/24/07 — 12/28/07	354		$15.87	—	$312.8
12/29/07 — 1/25/08	1,457,800		$14.52	1,457,800	291.7
1/26/08 — 2/29/08	1,373,266		$14.23	1,343,900	272.5

Total	2,831,420	(2)		2,801,700	$272.5

(1)	In June 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $100 of shares of our common stock and in December 2007 approved an additional $250 of share repurchases. These programs have no specific expiration dates.

(2)	29,720 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	February 29,	February 23,	February 24,	February 25,	February 27,
Financial Highlights	2008 (1)	2007	2006	2005	2004
Operating Results
Revenue	$3,420.8	$3,097.4	$2,868.9	$2,613.8	$2,345.6
Revenue increase (decrease)	10.4%	8.0%	9.8%	11.4%	(7.3)%
Gross profit	$1,125.9	$947.9	$846.3	$745.7	$615.3
Gross profit—% of revenue	32.9%	30.6%	29.5%	28.5%	26.2%
Income (loss) from continuing operations before income tax expense (benefit)	$211.4	$124.6	$76.4	$5.0	$(92.9)
Income (loss) from continuing operations before income tax expense (benefit)—% of revenue	6.2%	4.1%	2.7%	0.2%	(4.0)%
Income (loss) from continuing operations after income tax expense (benefit)	$133.2	$106.9	$48.9	$11.7	$(42.0)
Income (loss) from continuing operations after income tax expense (benefit)—% of revenue	3.9%	3.5%	1.7%	0.5%	(1.8)%
Income from discontinued operations (2)	—	—	—	$1.0	$22.4
Cumulative effect of accounting change, net of income taxes (3)	—	—	—	—	$(4.2)
Net income (loss)	$133.2	$106.9	$48.9	$12.7	$(23.8)
Net income (loss)—% of revenue	3.9%	3.5%	1.7%	0.5%	(1.0)%
Per Share Data
Income (loss) from continuing operations:
Basic	$0.93	$0.72	$0.33	$0.08	$(0.28)
Diluted	$0.93	$0.71	$0.33	$0.08	$(0.28)
Income from discontinued operations—basic and diluted	—	—	—	$0.01	$0.15
Cumulative effect of accounting change—basic and diluted	—	—	—	—	$(0.03)
Net income (loss):
Basic	$0.93	$0.72	$0.33	$0.09	$(0.16)
Diluted	$0.93	$0.71	$0.33	$0.09	$(0.16)
Dividends—common stock (4)	$2.35	$0.45	$0.33	$0.24	$0.24
Financial Condition
Working capital	$251.7	$585.5	$291.9	$447.8	$401.0
Total assets	$2,124.4	$2,399.4	$2,344.5	$2,364.7	$2,359.4
Long-term debt	$250.5	$250.0	$2.2	$258.1	$319.6

(1)	The fiscal year ended February 29, 2008 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Income from discontinued operations relate to the disposition of AW Corporation in 2005.

(3)	Cumulative effect of accounting change for the fiscal year ended February 27, 2004 related to our adoption of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46(R), Consolidation of Variable Interest Entities.

(4)	Includes special cash dividend of $1.75 per share paid in January 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere within this Report.

Financial Summary

Results of Operations

	Year Ended
Income Statement Data—	February 29,		February 23,		February 24,
Consolidated	2008		2007		2006
Revenue	$3,420.8	100.0%	$3,097.4	100.0%	$2,868.9	100.0%
Cost of sales	2,295.3	67.1	2,128.2	68.7	1,989.4	69.3
Restructuring costs	(0.4)	—	21.3	0.7	33.2	1.2

Gross profit	1,125.9	32.9	947.9	30.6	846.3	29.5
Operating expenses	923.1	27.0	831.8	26.8	758.1	26.4
Restructuring costs	—	—	2.4	0.1	5.7	0.2

Operating income	202.8	5.9	113.7	3.7	82.5	2.9
Other income (expense), net	8.6	0.3	10.9	0.4	(6.1)	(0.2)

Income before income tax expense	211.4	6.2	124.6	4.1	76.4	2.7
Income tax expense	78.2	2.3	17.7	0.6	27.5	1.0

Net income	$133.2	3.9%	$106.9	3.5%	$48.9	1.7%

Overview

Net income improved significantly in 2008 and 2007. The $26.3 improvement in 2008 net income was due to increased volume and price yield, reduced cost of sales, lower restructuring costs and significant improvements in the performance of our wood business, partially offset by lower favorable tax adjustments, higher intangible asset and goodwill impairment-related charges at PolyVision and increased spending related to longer-term growth initiatives. The $58.0 improvement in 2007 net income was due to increased volume and price yield, favorable tax adjustments, reduced cost of sales, lower restructuring costs and higher interest income on increased cash balances, partially offset by higher variable compensation costs, intangible asset and goodwill impairment-related charges at PolyVision, lower cash surrender value appreciation on company-owned life insurance policies and increased spending related to longer-term growth initiatives.

Our revenue increased 10.4% in 2008 compared to 2007 following an increase of 8.0% from 2006 to 2007. Revenue in 2008 increased for all of our reportable segments, but growth in our International segment of 21.5% was the strongest. As compared to 2007, revenue excluded $79.6 of sales related to dealer deconsolidations and other divestitures, net of acquisitions. Current year revenue was positively impacted by $73.2 from currency translation effects and approximately $64.0 from an extra week of shipments as compared to the prior year.

Cost of sales, which is reported separately from restructuring costs, decreased to 67.1% of revenue in 2008, a 160 basis point improvement compared to the prior year. Improvements in the North America segment and the Other category of 220 and 240 basis points, respectively, were the key drivers of this improvement. The improvements were due to volume leverage, improved pricing yields, benefits of restructuring efforts and product simplicity initiatives and continued implementation of lean manufacturing principles, partially offset by lower cash surrender value appreciation on our company-owned life insurance in the North America segment.

Gross margin increased to 32.9% because of the improvements in cost of sales and lower restructuring costs.

Operating expenses increased $91.3 in 2008 compared to 2007. Currency translation effects, higher intangible asset and goodwill impairment-related charges at PolyVision, higher spending related to longer-term growth initiatives, lower cash surrender value appreciation on company-owned life insurance and costs associated with an additional week of operations in 2008 were the primary reasons for the increase.

Operating income improved by $89.1 in 2008 compared to 2007, due to better performance in our North America and International segments and lower restructuring costs, offset by lower operating income in the Other category, primarily due to intangible asset and goodwill impairment-related charges at PolyVision.

We recorded net restructuring credits of $0.4 in 2008, compared to net restructuring costs of $23.7 in 2007 and $38.9 in 2006. The net credit in 2008 primarily consisted of a gain on the sale of real estate related to our former headquarters campus for our International segment in Strasbourg, France offset by charges related to the completion of a two-year facility rationalization initiative at our Grand Rapids, Michigan campus.

Other Income, Net, and Effective Income Tax Rate

	Year Ended
	February 29,	February 23,	February 24,
Other Income, Net	2008	2007	2006
Interest expense	$16.9	$18.5	$18.1

Other income, net:
Interest income	23.0	25.9	11.1
Equity in income of unconsolidated ventures	4.9	3.5	2.0
Elimination of minority interest in consolidated dealers	(7.2)	(2.8)	(2.9)
Other income, net	4.8	2.8	1.8

Total other income, net	25.5	29.4	12.0

Total interest expense and other income, net	$8.6	$10.9	$(6.1)

Effective income tax rate	37.0%	14.2%	36.0%

Interest income decreased in 2008 compared to 2007 due to lower average cash and investment balances, lower interest rates and a $0.9 impairment charge recorded against a Canadian commercial paper investment that remains in default. Interest income increased in 2007 compared to 2006 due to higher average cash and investment balances and higher interest rates.

Our consolidated results include the results of several dealers in which we either own a majority interest or we maintain participative control, but our investments are structured such that we do not share in the profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder.

Other income, net consists of foreign exchange gains and losses, unrealized gains and losses on derivative instruments and miscellaneous income and expenses in 2008, 2007 and 2006. Included in this amount for 2008 and 2007 is $3.9 and $3.6, respectively related to gains on dealer transitions.

During 2007, we recorded favorable tax adjustments of $25.1. These adjustments included a $13.6 reduction of deferred tax asset valuation allowances related to International and U.S. net operating losses and U.S. foreign tax credit carryforwards. These reductions were the result of improved profitability and the implementation of tax planning strategies, which increased the likelihood of utilizing foreign net operating losses, U.S. state net operating losses and U.S. foreign tax credit carryforwards. We reduced specific tax reserves by $7.5 due to the completion of a long-outstanding audit of a foreign subsidiary and other adjustments related to open tax periods in the U.S. In addition, we recorded a $4.0 adjustment to recognize the future benefit of U.S. foreign tax credits resulting from a change in an election for the treatment of foreign taxes on our 2004 to 2006 U.S. tax returns. See further discussion of these items in Note 12 to the consolidated financial statements. The favorable tax adjustments had the effect of reducing the 2007 effective tax rate from approximately 34% to 14.2%.

Segment Disclosure

We operate on a worldwide basis within North America and International reportable segments, plus an “Other” category. During 2008, we made changes in our organizational structure which resulted in changes to our segment reporting. As a result of these changes, certain components have been reclassified between our North America segment and our Other category, including Vecta, which moved from North America to our Premium Group unit, and a health-care product line within Brayton, which moved from our Premium Group unit to Nurture by Steelcase. Segment information for prior years has been restated to reflect these changes. Additional information about our reportable segments is contained in Item 1: Business and Note 15 to the consolidated financial statements included with this report.

North America

	Year Ended
	February 29,		February 23,		February 24,
Income Statement Data—North America	2008		2007		2006
Revenue	$1,936.6	100.0%	$1,796.2	100.0%	$1,696.9	100.0%
Cost of sales	1,324.6	68.4	1,266.9	70.6	1,216.3	71.7
Restructuring costs	0.8	—	18.5	1.0	22.6	1.3

Gross profit	611.2	31.6	510.8	28.4	458.0	27.0
Operating expenses	444.5	23.0	412.8	22.9	380.0	22.4
Restructuring costs	—	—	1.7	0.1	—	—

Operating income	$166.7	8.6%	$96.3	5.4%	$78.0	4.6%

The North America segment increased operating income by $70.4 in 2008 compared to 2007 after an increase of $18.3 between 2006 and 2007. The 2008 improvement was driven by volume growth, improved pricing yield, significant improvements in the performance of our wood business, benefits of prior restructuring activities and lower restructuring costs, partially offset by lower cash surrender value appreciation on company-owned life insurance policies and higher spending related to longer-term growth initiatives.

Revenue increased 7.8% in 2008 compared to 2007 and represented 56.6% of consolidated revenue. Revenue growth in 2008 was driven by relatively strong sales across the Steelcase Group, Nurture by Steelcase and Details brands and benefited from an extra week of shipments as compared to the prior year. While positive, growth at Turnstone moderated in 2008 compared to strong double digit percentages in recent years. As compared to the prior year, current year revenue excluded $80.6 of sales related to dealer deconsolidations, net of acquisitions, and included additional sales from an extra week of shipments and $9.2 from favorable currency translation effects related to sales by our subsidiary in Canada.

Cost of sales, which is reported separately from restructuring costs, decreased 220 basis points from the prior year as a percent of revenue. The improvement was the result of volume leverage, improved pricing yields, benefits from prior restructuring activities and product simplicity initiatives and continued implementation of lean manufacturing principles, including significant improvement in the performance of our wood product category. These improvements were partially offset by lower cash surrender value appreciation on company-owned life insurance.

As disclosed in Note 7 to the consolidated financial statements, we have made investments in company-owned life insurance policies with the intention of using them as a long-term funding source for post-retirement medical benefits, deferred compensation and other supplemental retirement benefits. Income from these investments was $11.8 lower in 2008 compared to 2007, with $6.3 of the decrease negatively impacting cost of sales.

Gross margin as a percent of revenue improved from 28.4% in the prior year to 31.6% in the current year, due to improved operating performance and lower restructuring costs. Restructuring costs of $0.8 in 2008 and $18.5 in 2007 included in gross profit consisted of moving and severance costs associated with our plant consolidation initiative at our Grand Rapids, Michigan manufacturing campus, which we completed during 2008, offset in part by realization of conditional proceeds related to the sale of related properties.

Operating expenses were 23.0% of revenue in 2008 compared to 22.9% of revenue in 2007. Operating expenses increased in absolute dollars compared to 2007 primarily due to costs associated with an additional week of operations in 2008, higher spending related to longer-term growth initiatives, marketing and product development and lower cash surrender value appreciation on company-owned life insurance, partially offset by lower costs resulting from dealer deconsolidations, net of acquisitions.

International

	Year Ended
	February 29,		February 23,		February 24,
Income Statement Data—International	2008		2007		2006
Revenue	$893.8	100.0%	$735.8	100.0%	$644.5	100.0%
Cost of sales	597.1	66.8	490.0	66.6	442.8	68.7
Restructuring costs	(2.0)	(0.2)	2.8	0.4	8.6	1.3

Gross profit	298.7	33.4	243.0	33.0	193.1	30.0
Operating expenses	241.7	27.0	208.7	28.4	188.7	29.3
Restructuring costs	—	—	0.1	—	5.7	0.9

Operating income (loss)	$57.0	6.4%	$34.2	4.6%	$(1.3)	(0.2)%

International reported operating income of $57.0, an improvement of $22.8 compared to 2007. The 2008 improvement was driven by increased profitability in certain markets, most notably Germany, France and Latin America, lower restructuring costs and benefits of currency translation.

Revenue increased 21.5% in 2008 compared to 2007 and represented 26.1% of consolidated revenue. The growth was relatively broad-based across most of our International regions, but was particularly strong in Germany, France, eastern Europe, Spain and Portugal, Latin America and Asia. Currency translation had the effect of increasing revenue by $64.0 in 2008 as compared to the prior year. Revenue also included $13.6 of incremental sales related to net acquisitions.

Cost of sales, which is reported separately from restructuring costs, increased by 20 basis points as a percentage of revenue compared to 2007. Improvements due to volume leverage and benefits from prior restructuring activities were more than offset by operational issues at a small subsidiary, higher material and transportation costs and unfavorable currency impacts, most notably in the U.K.

Gross margin as a percent of revenue was 33.4% in 2008 compared to 33.0% in 2007. The change in gross margin was influenced by the cost of sales items discussed above and a restructuring credit in 2008 related to a gain on the sale of real estate associated with our former headquarters campus in Strasbourg, France.

Operating expenses increased by $33.0 in 2008 compared to 2007, primarily due to currency translation impacts of $17.6, higher spending on growth initiatives in Asia and net acquisitions.

Other

	Year Ended
	February 29,		February 23,		February 24,
Income Statement Data—Other	2008		2007		2006
Revenue	$590.4	100.0%	$565.4	100.0%	$527.5	100.0%
Cost of sales	373.6	63.3	371.3	65.7	330.3	62.6
Restructuring costs	0.8	0.1	—	—	2.0	0.4

Gross profit	216.0	36.6	194.1	34.3	195.2	37.0
Operating expenses	210.6	35.7	183.3	32.4	161.2	30.6
Restructuring costs	—	—	0.6	0.1	—	—

Operating income	$5.4	0.9%	$10.2	1.8%	$34.0	6.4%

Our Other category includes the Premium Group, PolyVision, IDEO and Financial Services subsidiaries.

The Other category reported operating income of $5.4, a $4.8 decline compared to the prior year. The decline was primarily the result of higher intangible asset and goodwill impairment-related charges at PolyVision which offset improved profitability in the Premium Group and PolyVision, excluding the impact of the impairment-related charges. IDEO’s business grew significantly in 2008, but operating income growth was offset by higher variable compensation earned by certain members of IDEO management in connection with an agreement to enable them to acquire an ownership interest in IDEO.

Over the past few years, PolyVision faced intense price competition in the U.S. contractor whiteboard business sold through a direct bid process, and consequently financial performance within this portion of their business continued to lag our expectations. Accordingly, during our annual strategic planning process in Q3 2008, we evaluated several alternative strategies to address its financial performance. As a result, we performed impairment testing and recorded a non-cash charge of $21.1 in Q3 2008, of which $15.8 related to intangible assets and $5.3 related to goodwill. We recorded $10.7 of similar non-cash intangible asset and goodwill impairment-related charges at PolyVision in 2007.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to potentially purchase a controlling equity interest in IDEO in two phases before 2013. The agreement includes a variable compensation program which provides these employees higher variable compensation to acquire ownership, provided certain performance targets are met. As of February 29, 2008, IDEO management effectively purchased approximately 12% of IDEO under the first phase of the agreement.

Revenue increased by $25.0 in 2008 due to growth at IDEO and across most of the Premium Group companies.

Gross margin as a percent of revenue was 36.6% in 2008 compared to 34.3% in 2007. The improvement in gross margin was primarily due to improvements at IDEO, PolyVision and across most of the Premium Group companies.

Restructuring costs included in 2008 related to initial costs associated with the announced closure of one of the Premium Group plants, which we expect to complete by Q3 2009.

During Q1 2009, we announced a restructuring plan at PolyVision, linked to a decision to exit a portion of the contractor whiteboard fabrication business which typically carries the lowest gross margins. Under the current restructuring plan, we expect to close one facility before the end of Q3 2009.

Corporate

	Year Ended
	February 29,	February 23,	February 24,
Income Statement Data—Corporate	2008	2007	2006
Operating expenses	$26.3	$27.0	$28.2

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

Liquidity and Capital Resources

Liquidity

We believe we currently need approximately $50 in cash to fund the day-to-day operating needs of our business. However, we intend to maintain a minimum of $100 of additional cash and investments as ready liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our cash balances seasonally decline in Q1 due to the timing of variable compensation, retirement plan funding and annual insurance payments. We plan to use ongoing cash generation to reinvest in the business and to return value to shareholders in the form of dividends and share repurchases. These are general guidelines and our cash balance may be higher or lower at any point in time. We also may change this approach as conditions change or new opportunities emerge.

The following table summarizes our consolidated statements of cash flows:

	Year Ended
	February 29,	February 23,	February 24,
Cash Flow Summary	2008	2007	2006
Net cash flow provided by (used in):
Operating activities	$249.7	$280.5	$175.5
Investing activities	(91.3)	(51.9)	127.7
Financing activities	(484.4)	(127.1)	(101.6)
Effect of exchange rate changes on cash and cash equivalents	12.7	1.9	5.6

Net (decrease) increase in cash and cash equivalents	(313.3)	103.4	207.2
Cash and cash equivalents, beginning of period	527.2	423.8	216.6

Cash and cash equivalents, end of period	$213.9	$527.2	$423.8

During 2008, cash and cash equivalents decreased by $313.3 to a balance of $213.9 as of February 29, 2008. Of our total cash and cash equivalents, approximately 77% was located in the U.S. and the remaining 23% was located outside of the U.S., primarily in Canada and Europe. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

We currently have investments in auction rate securities (“ARS”) and one Canadian asset-backed commercial paper (“ABCP”) investment with a total par value of $31.5 and an estimated fair value of $28.0. With the tightening of the U.S. credit markets, there is no liquid market for the ARS or ABCP at this time. As a result, we have reclassified these securities to Long-term investments on the Consolidated Balance Sheets, as we do not reasonably expect to sell the securities in the near term. We intend to hold these investments until the market recovers and do not anticipate having to sell these investments in order to operate our business. See Note 4 to the consolidated financial statements for additional information.

Cash provided by operating activities

	Year Ended
	February 29,	February 23,	February 24,
Cash Flow Data—Operating Activities	2008	2007	2006
Net income	$133.2	$106.9	$48.9
Depreciation and amortization	92.4	101.4	119.4
Deferred income taxes	11.3	30.9	0.2
Changes in operating assets and liabilities, net of acquisitions	(7.6)	23.1	(8.9)
Other, net	20.4	18.2	15.9

Net cash provided by operating activities	$249.7	$280.5	$175.5

The decrease in cash provided by operating activities in 2008 was primarily due to higher working capital requirements to support the growth of our business.

Additionally, during 2008 and 2007, we recorded $21.1 and $10.7, respectively, of non-cash intangible asset and goodwill impairment-related charges at PolyVision, which are included in Other, net in the table above.

Cash (used in) provided by investing activities

	Year Ended
	February 29,	February 23,	February 24,
Cash Flow Data—Investing Activities	2008	2007	2006
Capital expenditures	$(79.6)	$(58.2)	$(71.9)
Net (purchases) liquidations of investments	(42.2)	(33.1)	131.6
Proceeds from disposal of fixed assets	27.5	18.9	39.3
Proceeds from repayments of lease fundings	5.7	9.7	17.7
Proceeds from repayments of notes receivable, net	15.4	17.5	15.3
Acquisitions, net of cash acquired and business divestitures	(13.8)	(9.9)	(8.6)
Other, net	(4.3)	3.2	4.3

Net cash (used in) provided by investing activities	$(91.3)	$(51.9)	$127.7

We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative, new products. The increase in capital expenditures in 2008 was due to higher investments in new product development, showrooms and corporate facilities and progress payments toward the planned replacement of an existing corporate aircraft in 2009. Capital expenditures during 2006 included a $18.0 payment for a corporate aircraft.

Net cash used in investing activities in 2008 included the allocation of $50 of cash and cash equivalents into a managed investment portfolio. During 2006 we converted all of our short-term investments in ARS to cash and cash equivalents, and in 2007 and 2008, we purchased additional ARS, certain of which we continue to hold due to a lack of liquidity in the marketplace.

Proceeds from the disposal of fixed assets in 2008 primarily related to the sale of real estate associated with manufacturing consolidation initiatives completed in Grand Rapids, Michigan and Strasbourg, France. 2007 disposals included the sale of domestic and international manufacturing facilities and related equipment. Proceeds from the disposal of fixed assets in 2006 included the sale of a corporate aircraft that we replaced and the sale of a domestic manufacturing facility.

Acquisitions, net of cash acquired and business divestitures in 2008 related to the purchase of Ultra, offset by cash proceeds from a dealer transition. The 2007 amount related to an acquisition offset by the sale of a small subsidiary of PolyVision. The 2006 amount related to investments in three small dealerships acquired by our International segment and a small technology services company that was acquired by a company-owned dealer within our North America segment.

Cash used in financing activities

	Year Ended
	February 29,	February 23,	February 24,
Cash Flow Data—Financing Activities	2008	2007	2006
Borrowings (repayments) of short-term and long-term debt, net	$1.4	$(9.8)	$(61.2)
Excess tax benefit from exercise of stock options and vesting of restricted stock	1.7	3.9	—
Common stock repurchases, net of issuances	(153.8)	(54.0)	8.8
Dividends paid	(333.7)	(67.2)	(49.2)

Net cash used in financing activities	$(484.4)	$(127.1)	$(101.6)

We used cash related to financing activities in 2008 primarily to return value to shareholders through dividend payments and common stock repurchases. We paid common stock dividends of $2.35 per share in 2008 consisting of quarterly dividends of $0.15 per share and a special cash dividend of $1.75 during Q4 2008. Dividends in 2007 and 2006 were $0.45 per share and $0.33 per share, respectively. During Q1 2009, we announced a quarterly dividend of $0.15 per share. We believe this dividend level can be supported throughout 2009 by our existing cash balances and projected operating performance.

During 2008 and 2007, we repurchased $165.3 and $77.3 of shares of our common stock, respectively. Of the 2008 repurchases, $132.3 related to the repurchase of 7.7 million shares of our Class A Common Stock, and $33.0 related to the repurchase of 1.7 million shares of our Class B Common Stock from entities affiliated with a member of our Board of Directors. As of February 29, 2008, $272.5 remained available under our repurchase authorizations.

We issued 0.8 million shares and 1.8 million shares of Class A Common Stock in 2008 and 2007, respectively, for proceeds of $11.5 and $23.3, respectively, related to the exercise of employee stock options. See Note 13 to the consolidated financial statements for additional information.

Capital Resources

Off-Balance Sheet Arrangements

We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our consolidated balance sheets; however, when necessary we record reserves to cover potential losses. See Note 14 to the consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations as of February 29, 2008 were as follows:

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt and short-term borrowings	$258.7	$8.2	$0.9	$249.6	$—
Estimated interest on debt obligations	57.1	16.6	32.4	8.1	—
Operating leases	269.2	58.3	91.4	57.7	61.8
Committed capital expenditures	65.3	35.0	19.2	11.1	—
Purchase obligations	21.3	18.4	1.6	1.3	—
Other long-term liabilities	327.1	111.1	76.6	44.8	94.6

Total	$998.7	$247.6	$222.1	$372.6	$156.4

Total consolidated debt as of February 29, 2008 was $258.7. Of our total debt, $249.5 is in the form of term notes due in 2012. As of February 29, 2008, our debt to total capital ratio was 22.1%, an increase from 17.4% in 2007 due to lower shareholders’ equity at the end of 2008 as a result of a $247.5 special cash dividend and higher share repurchases during 2008.

We have commitments related to certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. Minimum payments under operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include outstanding commitments of $55.8 to purchase two corporate aircraft that are intended to replace existing aircraft.

We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

Other long-term liabilities represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution and variable compensation plans. It should be noted that our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 10 to the consolidated financial statements for additional information.

The contractual obligations table above is current as of February 29, 2008. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities

Our total liquidity facilities as of February 29, 2008 were:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	118.5

Total credit lines available	318.5
Less:
Borrowings outstanding	7.3
Standby letters of credit	23.7

Available capacity (subject to covenant constraints)	$287.5

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during 2008, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Borrowings outstanding on these facilities are primarily related to short-term borrowings within our International segment and totaled $7.3 at February 29, 2008. In addition to the borrowings, we had $23.7 at February 29, 2008 in outstanding standby letters of credit against these facilities which primarily relate to our self-insured workers’ compensation programs. We had no draws on our standby letters of credit during 2008.

Total consolidated debt as of February 29, 2008 was $258.7. Our debt primarily consists of $249.5 in term notes due in 2012 with an effective interest rate of 6.3%. See Note 9 to the consolidated financial statements for additional information.

Our long-term debt ratings are investment grade BBB- with a positive outlook from Standard & Poor’s and Baa3 with a stable outlook from Moody’s Investor Service.

Critical Accounting Estimates

Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed on the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting estimates that typically involve a higher degree of judgment and complexity are listed and explained below. These estimates were discussed with the Audit Committee of the Board of Directors and affect all segments of the Company.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using ten reportable units where goodwill is recorded—specifically North America excluding consolidated dealers, North America consolidated dealers and Softcare within the North America reportable segment; International; and Brayton, Designtex, Financial Services, IDEO, Metro, and PolyVision within the Other category.

Annually, we perform an impairment analysis on our goodwill and intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. We also perform an annual impairment analysis for our intangible assets subject to amortization and our other long-lived assets including property, plant and equipment. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.

At February 29, 2008, we had $216.7 of goodwill and $48.9 of net intangible assets recorded on our Consolidated Balance Sheet as follows:

		Other Intangible
Reportable Segment	Goodwill	Assets, Net
North America	$50.0	$6.0
International	50.9	8.4
Other category	115.8	34.5

Total	$216.7	$48.9

During Q4 2008 (Q3 2008 for PolyVision), we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a combination of two methods based upon a discounted cash flow valuation (“DCF”) and a market value approach (“MVA”). The first method used a 100% weighting factor based on DCF while the second valuation was based upon 50% of DCF and 50% of MVA. The MVA was only calculated for International and North America excluding consolidated dealers reportable units because these are the only two reportable units where we could obtain comparable market data.

The DCF analysis used the present value of projected cash flows and a residual value and was based on the following assumptions:

•	a business is worth today what it can generate in future cash to its owners,

•	cash received today is worth more than an equal amount of cash received in the future and

•	future cash flows can be reasonably estimated.

The MVA used a set of four comparable companies to derive a range of market multiples for the last twelve months’ revenue and earnings before interest, taxes, depreciation and amortization.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections and operating plans, and discount rates we used ranged from 10.0% to 13.0%. However, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of the goodwill as follows:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$1,318.8
International	482.0
Other category	119.8

Within the Other category, PolyVision’s DCF analysis indicated a $(8.4) shortfall in enterprise value available for goodwill. As the available enterprise value for PolyVision was less than reported goodwill and intangible assets, respectively, in the first step of our impairment testing, we were required to perform the second step of the goodwill impairment test. As a result of our step two analysis, we recorded a total impairment charge of $21.1, of which $5.3 related to goodwill and $15.8 related to intangible assets. At February 29, 2008 PolyVision had remaining goodwill and intangible assets of $44.4 and $34.5, respectively.

For each reporting unit other than PolyVision, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$1,133.8
International	396.0
Other category	107.7

Based on the sensitivity analysis above, the North America consolidated dealers and Financial Services reportable units would have had goodwill balances in excess of enterprise value available for goodwill, and would have triggered the second step of our impairment testing. These two reporting units had recorded goodwill aggregating $35.3 as of February 29, 2008.

See Notes 2 and 6 to the consolidated financial statements for more information regarding goodwill and other intangible assets.

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

Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We estimated a tax benefit from the operating loss carryforwards before valuation allowance of $94.9, but we recorded a valuation allowance of $29.1 which reduces our estimated tax benefit to $65.8. Additionally, we estimated a tax benefit from tax credit carryforwards of $16.3. It is considered more likely than not that a combined benefit of $82.1 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $8.2. The net benefit from operating loss and tax credit carryforwards is as follows:

	Operating Loss
	Carryforwards	Tax Credit
February 29, 2008	(tax effected)	Carryforwards
Total carryforwards	$94.9	$16.3
Valuation allowance	(29.1)	—

Net benefit	$65.8	$16.3

Pension and Other Post-Retirement Benefits

The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. These assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. These assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, long-term expected fund returns, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes. See Note 10 to the consolidated financial statements for additional information.

Forward-Looking Statements

From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; currency fluctuations; changes in customer demand; and the other risks and contingencies detailed in this Report and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Foreign Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 33% of our consolidated revenue in 2008 and 30% in 2007. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities.

Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2008 related to the Euro and the Canadian dollar versus the U.S. dollar. We estimate that an additional 10% devaluation of the U.S. dollar against the local currencies would have increased our operating income by approximately $8.6 in 2008, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 29, 2008, the cumulative net currency translation adjustments reduced shareholders’ equity by $2.2.

Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2008, net transaction gains were $4.0.

See Note 2 to the consolidated financial statements for additional information.

Interest Rate Risk

We are exposed to interest rate risk primarily on our cash and cash equivalents, investments, notes receivable and short-term borrowings. Substantially all of our interest rates on our long-term borrowings were fixed during 2008; thus our interest rate risk was minimized on our debt.

Our cash and cash equivalents and investments are primarily invested in short-dated instruments. Investments in longer-dated securities are entered into to take advantage of temporary market interest differentials, and our intent is to sell all securities in the short term. However, as of February 29, 2008, we held $26.5 and $5.0 par value investments in ARS and Canadian ABCP, respectively, for which no markets currently exist. The ABCP was considered to be in default at February 29, 2008, and no interest was being paid. See Note 4 to the consolidated financial statements for additional information.

We estimate a 1.0 percentage point change in interest rates would have less than a $5.0 impact to our results of operations for 2008.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in company-owned life insurance. We estimate a 10% adverse change in the value of the underlying funds, which could be caused by changes in interest rates, yield curve, portfolio duration or equity prices, would have reduced our operating income by approximately $10.5 and $10.4 in 2008 and 2007, respectively. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, the investment managers actively manage certain fixed income and equity investments and their results could be better or worse than the market returns.

See Note 7 to the consolidated financial statements for additional information.

Item 8.	Financial Statements and Supplementary Data:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 29, 2008.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited Steelcase Inc.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steelcase Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Steelcase Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steelcase Inc. as of February 29, 2008 and February 23, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2008 and our report dated April 25, 2008 expressed an unqualified opinion.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. as of February 29, 2008 and February 23, 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 29, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. at February 29, 2008 and February 23, 2007 and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the consolidated financial statements, Steelcase Inc. changed its method of accounting for defined benefit pension and other postretirement plans as of February 23, 2007, in accordance with Financial Accounting Standards Board No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans; share-based compensation as of February 25, 2006, in accordance with Financial Accounting Standards Board No. 123R, Share-Based Payment; and uncertain tax positions as of February 24, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steelcase Inc.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 25, 2008 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 25, 2008

STEELCASE INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 29,	February 23,	February 24,
	2008	2007	2006
Revenue	$3,420.8	$3,097.4	$2,868.9
Cost of sales	2,295.3	2,128.2	1,989.4
Restructuring costs	(0.4)	21.3	33.2

Gross profit	1,125.9	947.9	846.3
Operating expenses	923.1	831.8	758.1
Restructuring costs	—	2.4	5.7

Operating income	202.8	113.7	82.5
Interest expense	(16.9)	(18.5)	(18.1)
Interest income	23.0	25.9	11.1
Other income, net	2.5	3.5	0.9

Income before income tax expense	211.4	124.6	76.4
Income tax expense	78.2	17.7	27.5

Net income	$133.2	$106.9	$48.9

Earnings per share:
Basic	$0.93	$0.72	$0.33

Diluted	$0.93	$0.71	$0.33

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 29,	February 23,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$213.9	$527.2
Short-term investments	50.1	33.1
Accounts receivable, net of allowances of $21.8 and $23.7	397.0	352.6
Inventories	146.7	144.0
Deferred income taxes	52.1	60.8
Other current assets	74.9	111.9

Total current assets	934.7	1,229.6

Property, plant and equipment, net of accumulated depreciation of $1,290.1 and $1,356.0	478.4	477.1
Company-owned life insurance	210.6	209.2
Deferred income taxes	161.3	151.7
Goodwill	216.7	213.4
Other intangible assets, net of accumulated amortization of $64.8 and $53.4	48.9	64.6
Long-term investments	30.2	4.3
Other assets	43.6	49.5

Total assets	$2,124.4	$2,399.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

	February 29,	February 23,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246.9	$222.0
Short-term borrowings and current portion of long-term debt	8.2	5.1
Accrued expenses:
Employee compensation	181.3	162.7
Employee benefit plan obligations	39.0	34.2
Workers’ compensation claims	23.8	25.1
Income taxes payable	19.5	24.7
Product warranties	21.6	22.9
Other	142.7	147.4

Total current liabilities	683.0	644.1

Long-term liabilities:
Long-term debt less current maturities	250.5	250.0
Employee benefit plan obligations	183.4	191.1
Other long-term liabilities	96.6	76.3

Total long-term liabilities	530.5	517.4

Total liabilities	1,213.5	1,161.5

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 81,708,920 and 82,077,630 issued and outstanding	114.7	225.4
Class B Common Stock-no par value; 475,000,000 shares authorized, 56,940,858 and 64,768,219 issued and outstanding	—	34.0
Additional paid-in capital	5.0	6.3
Accumulated other comprehensive income (loss)	17.4	(1.3)
Retained earnings	773.8	973.5

Total shareholders’ equity	910.9	1,237.9

Total liabilities and shareholders’ equity	$2,124.4	$2,399.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

					Accumulated	Deferred
	Common	Class A	Class B	Additional	Other	Compensation—		Total	Total
	Shares	Common	Common	Paid-in	Comprehensive	Restricted	Retained	Shareholders’	Comprehensive
	Outstanding	Stock	Stock	Capital	Income (Loss)	Stock	Earnings	Equity	Income
February 25, 2005	148,575,155	$162.5	$134.9	$1.3	$(33.1)	$(3.1)	$934.1	$1,196.6
Common stock conversion		30.5	(30.5)					—
Common stock issuance	982,563	12.2						12.2
Common stock repurchases	(250,000)	(3.4)						(3.4)
Tax effect of exercise of stock options		1.2						1.2
Issuance of restricted stock, net	182,100	2.5				(2.5)		—
Amortization of deferred compensation						2.5		2.5
Performance share and performance units expense				2.1				2.1
Foreign currency translation adjustment					(8.1)			(8.1)	(8.1)
Minimum pension liability, net of $0.7 tax					1.0			1.0	1.0
Derivative adjustments, net of $0.7 tax					1.1			1.1	1.1
Dividends paid ($0.33 per share)							(49.2)	(49.2)
Net income							48.9	48.9	48.9

February 24, 2006	149,489,818	205.5	104.4	3.4	(39.1)	(3.1)	933.8	1,204.9	$42.9

Common stock conversion		28.8	(28.8)					—
Common stock issuance	1,788,076	23.3						23.3
Common stock repurchases	(4,499,895)	(35.7)	(41.6)					(77.3)
Tax effect of exercise of stock options		3.9						3.9
Adoption of SFAS No. 123(R)		(3.1)				3.1
Restricted stock expense	36,850	2.4						2.4
Restricted stock units converted to common stock	31,000	0.3		(0.3)				—
Performance share and performance units expense				3.2				3.2
Foreign currency translation adjustment					9.9			9.9	9.9
Minimum pension liability, net of $0.5 tax					0.8			0.8	0.8
Derivative adjustments, net of $0.8 tax					1.3			1.3	1.3
Recognition of prior service cost & net loss under SFAS No. 158, net of $15.8 tax					25.8			25.8
Dividends paid ($0.45 per share)							(67.2)	(67.2)
Net income							106.9	106.9	106.9

February 23, 2007	146,845,849	225.4	34.0	6.3	(1.3)	—	973.5	1,237.9	$118.9

Adoption of FIN 48							3.6	3.6
SFAS No. 158 adjustment							(0.2)	(0.2)
Common stock conversion		1.0	(1.0)					—
Common stock issuance	852,239	11.5						11.5
Common stock repurchases	(9,393,055)	(129.7)	(33.0)				(2.6)	(165.3)
Tax effect of exercise of stock options		1.7						1.7
Restricted stock expense	200,185	1.4						1.4
Restricted stock units converted to common stock	51,500	0.4		(0.4)				—
Performance shares converted to common stock, restricted stock and restricted stock units	93,060	3.0		(3.0)				—
Performance share, performance units and restricted stock units expense				2.1				2.1
Foreign currency translation adjustment					22.4			22.4	22.4
Minimum pension liability, net of $1.2 tax					(2.0)			(2.0)	(2.0)
Derivative adjustments, net of $0.2 tax					(0.3)			(0.3)	(0.3)
Unrealized loss on investments, net of $0.8 tax					(1.4)			(1.4)	(1.4)
Dividends paid ($2.35 per share)							(333.7)	(333.7)
Net income							133.2	133.2	133.2

February 29, 2008	138,649,778	$114.7	$—	$5.0	$17.4	$—	$773.8	$910.9	$151.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 29,	February 23,	February 24,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$133.2	$106.9	$48.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.4	101.4	119.4
Goodwill and intangible asset impairment charges	21.1	10.7	—
Loss on disposal and write-down of fixed assets, net	0.6	3.9	4.5
Deferred income taxes	11.3	30.9	0.2
Pension and post-retirement benefit cost	4.1	7.1	11.9
Restructuring payments, net of accrued charges	(2.6)	(3.9)	(2.8)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(1.7)	(3.9)	—
Other, net	(1.1)	4.3	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20.2)	24.3	(1.4)
Inventories	7.8	5.4	(17.0)
Other assets	1.9	(47.2)	(24.7)
Accounts payable	(0.6)	23.4	16.9
Accrued expenses and other liabilities	3.5	17.2	17.3

Net cash provided by operating activities	249.7	280.5	175.5

INVESTING ACTIVITIES
Capital expenditures	(79.6)	(58.2)	(71.9)
Net (purchases) liquidations of investments	(42.2)	(33.1)	131.6
Proceeds from disposal of fixed assets	27.5	18.9	39.3
Proceeds from repayments of lease fundings	5.7	9.7	17.7
Proceeds from repayments of notes receivable, net	15.4	17.5	15.3
Acquisitions, net of cash acquired and business divestitures	(13.8)	(9.9)	(8.6)
Other, net	(4.3)	3.2	4.3

Net cash (used in) provided by investing activities	(91.3)	(51.9)	127.7

FINANCING ACTIVITIES
Borrowings of long-term debt	0.5	257.4	—
Repayments of long-term debt	(1.9)	(260.3)	(58.9)
Borrowings (repayments) of lines of credit, net	2.8	(6.9)	(2.3)
Excess tax benefit from exercise of stock options and vesting of restricted stock	1.7	3.9	—
Common stock issuance	11.5	23.3	12.2
Common stock repurchases	(165.3)	(77.3)	(3.4)
Dividends paid	(333.7)	(67.2)	(49.2)

Net cash used in financing activities	(484.4)	(127.1)	(101.6)

Effect of exchange rate changes on cash and cash equivalents	12.7	1.9	5.6

Net (decrease) increase in cash and cash equivalents	(313.3)	103.4	207.2
Cash and cash equivalents, beginning of year	527.2	423.8	216.6

Cash and cash equivalents, end of year	$213.9	$527.2	$423.8

Supplemental Cash Flow Information:
Income taxes paid	$40.3	$36.2	$14.7

Interest paid	$16.5	$21.4	$18.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Steelcase Inc. is the world’s leading designer, marketer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan U.S.A and employ approximately 13,500 employees. We operate manufacturing and distribution center facilities in 31 principal locations. We distribute products through various channels, including independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under North America and International reportable segments, plus an “Other” category. Additional information about our reportable segments is contained in Note 15.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries. Our consolidation policy requires the consolidation of entities where a controlling financial interest is acquired as well as consolidation of variable interest entities in which we are designated as the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the last Friday in February with each fiscal quarter typically including 13 weeks. The fiscal year ended February 29, 2008 included 53 weeks. The fiscal years ended February 23, 2007 and February 24, 2006 included 52 weeks.

Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Foreign Currency Translation

For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities to U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are disclosed in Accumulated other comprehensive income (loss) within the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average rates for the period. Foreign currency transaction gains and losses are recorded in Other income, net and included net gains of $4.0, $4.1 and $1.9 in 2008, 2007 and 2006, respectively.

Revenue Recognition

Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and applicable returns and allowances and are recognized when title and risks associated with ownership have passed to the dealer or customer. Typically, this is when product is shipped to a dealer. When product is shipped directly to an end customer, revenue is recognized upon

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivery or upon acceptance by the end customer. Revenue from services is recognized when the services have been rendered. Total revenue does not include sales tax as we consider ourselves a pass-through entity for collecting and remitting sales taxes.

Cash Equivalents

Cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost, which approximates fair value, and were $178.1 as of February 29, 2008 and $478.3 as of February 23, 2007.

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable, notes receivable and our investments in leases are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the general economic environment and information gathered through our network of field-based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends. Receivable balances are written off when we determine the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable balance past due when payment is not received within the stated terms. We consider a note receivable past due when any installment of the note is unpaid for more than 30 days.

Notes Receivable

Notes receivable includes project financing, asset-based lending and term financing with dealers. Notes receivable of $24.4 and $27.1 as of February 29, 2008 and February 23, 2007, respectively, are included within Other current assets and Other assets on the Consolidated Balance Sheets. The allowance for uncollectible notes receivable was $2.0 and $3.1 at February 29, 2008 and February 23, 2007, respectively. Notes receivable from affiliates were $2.2 and $6.0 at February 29, 2008 and February 23, 2007, respectively. Affiliates include unconsolidated dealers and minority interests in unconsolidated joint ventures.

Inventories

Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The International segment values inventories primarily using the first in, first out method. Companies within the Other category primarily use the first in, first out or the average cost inventory valuation methods.

Property, Plant and Equipment

Property, plant and equipment, including some internally-developed internal use software, are stated at cost. Major improvements that materially extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review the carrying value of our long-lived assets held and used, and assets to be disposed of using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. See Note 6 for additional information.

Operating Leases

Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent. Rent expense under operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable. See Note 14 for additional information.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price for, and the related underlying tangible and identifiable intangible net asset values resulting from, business acquisitions. Annually, or more frequently if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. We evaluated goodwill and intangible assets using ten reportable units where goodwill is recorded—specifically North America excluding consolidated dealers, North America consolidated dealers and Softcare within the North America reportable segment; International; and Brayton, Designtex, Financial Services, IDEO, Metro, and PolyVision within the Other category. In Q3 2008 and Q4 2007, we recognized a goodwill impairment charge of $5.3 and $3.3, respectively, related to PolyVision. See Note 8 for additional information.

Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment in a manner consistent with goodwill. In Q3 2008 and Q4 2007, we recognized an intangible asset impairment charge of $15.8 and $7.4, respectively, related to PolyVision. See Note 8 for additional information.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation and product liability claims. We purchased insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred but not reported at the balance sheet date using our knowledge of current claims, certain actuarial assumptions followed in the insurance industry and our historical claims experience.

A reserve for estimated future product liability costs of $9.8 and $8.3 incurred at February 29, 2008 and February 23, 2007, respectively, are included in Accrued expenses: Other on the Consolidated Balance Sheets.

We are also self-insured for a portion of domestic employee and retiree medical benefits. We pay self-insured claims directly from our general assets. The estimate for incurred but not reported employee medical, dental, and short-term disability claims was $2.7 and $2.6 at February 29, 2008 and February 23, 2007, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

We offer a lifetime warranty on most Steelcase and Turnstone brand products delivered in the U.S. and Canada, subject to certain exceptions. For products delivered to all other countries, we offer a 15-year warranty for most Steelcase brand products and a 10-year warranty for most Turnstone brand products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. For all other brands, warranties range from one year to lifetime. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical product data and management’s knowledge of current events and actions.

	Year Ended
	February 29,	February 23,	February 24,
Product Warranties	2008	2007	2006
Balance at beginning of period	$22.9	$21.4	$20.9
Accruals for warranty charges	12.2	14.1	11.8
Settlements and adjustments	(13.5)	(12.6)	(11.3)

Balance at end of period	$21.6	$22.9	$21.4

Shipping and Handling Expenses

We record shipping and handling related expenses in Cost of sales on the Consolidated Statements of Income.

Research and Development Expenses

Research and development expenses, which are expensed as incurred, were $60.9 for 2008, $44.2 for 2007 and $47.4 for 2006. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research, design and development costs since they are variable, based on product sales.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) prescribes a recognition threshold and measurement attribute for the financial

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax benefits related to uncertain tax positions are recorded only if the position is more likely than not (a likelihood of more than 50 percent) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured and recognized at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 12 for additional information.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested. See Note 13 for additional information.

Diluted earnings per share includes the effects of dilutive shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 0.1 million options for 2008, 1.1 million options for 2007, and 1.3 million options for 2006 because those potential shares were not dilutive.

	Year Ended
	February 29,	February 23,	February 24,
Earnings Per Share	2008	2007	2006
Net income	$133.2	$106.9	$48.9

Weighted-average shares outstanding for basic net earnings per share (in millions)	142.5	148.5	148.3
Effect of dilutive stock-based compensation (in millions)	1.1	1.3	0.4

Adjusted weighted-average shares outstanding for diluted net earnings per share (in millions)	143.6	149.8	148.7

Net earnings per share of common stock:
Basic	$0.93	$0.72	$0.33

Diluted	$0.93	$0.71	$0.33

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign	Minimum		Unrealized	Accumulated
	Currency	Pension	Derivative	Loss on	Other
	Translation	Liability	Adjustments	Investments	Comprehensive
Comprehensive Income (Loss)	Adjustments	(net of tax)	(net of tax)	(net of tax)	Income (Loss)
February 25, 2005	$(26.4)	$(5.6)	$(1.1)	$—	$(33.1)
Other comprehensive (loss) income	(8.1)	1.0	1.1	—	(6.0)

February 24, 2006	(34.5)	(4.6)	—	—	(39.1)
Other comprehensive income	9.9	0.8	1.3	—	37.8
Adjustment for adoption of SFAS 158	—	25.8	—	—	—

February 23, 2007	(24.6)	22.0	1.3	—	(1.3)
Other comprehensive income (loss)	22.4	(2.0)	(0.3)	(1.4)	18.7

February 29, 2008	$(2.2)	$20.0	$1.0	$(1.4)	$17.4

Defined benefit and post-retirement pension plans as a component of Accumulated other comprehensive income (loss) for 2008 are presented in the table below. Information for prior years is not readily available as the components of comprehensive income within the minimum pension liability were not required prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158 in 2008.

	Before Tax	Tax (Expense)	Net of
Minimum Pension Liability	Amount	Benefit	Tax Amount
Defined benefit and post-retirement pension plans at February 23, 2007	$35.4	$(13.4)	$22.0
Prior service cost from plan amendment during period	—	—	—
Less: Amortization of prior service cost included in net periodic pension cost	(8.0)	3.1	(4.9)

Net prior service cost arising during period	(8.0)	3.1	(4.9)
Net change in actuarial (gain) loss during period	4.8	(1.9)	2.9

Current period change	(3.2)	1.2	(2.0)

Defined benefit and post-retirement pension plans at February 29, 2008	$32.2	$(12.2)	$20.0

Stock-Based Compensation

Our stock-based compensation consists of performance shares, performance units, restricted stock, restricted stock units and non-qualified stock options. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.

Restricted stock, restricted stock units, performance shares and performance units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares expected to be issued or the lattice model for shares with market conditions. For stock options, fair

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value is measured on the grant date of the related equity instrument using the Black-Scholes option-pricing model and is recognized as compensation expense over the applicable vesting period. No stock options were granted in 2008, 2007 or 2006. See Note 13 for additional information.

Financial Instruments

The carrying amounts of our financial instruments, consisting of cash equivalents, short-term investments, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term investments and long-term debt approximate fair value. The stated rate of interest approximates a market rate of interest on our long-term debt.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts

A portion of our revenue and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including matching same currency revenue with same currency cost and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of short-term foreign exchange forward contracts. These financial instruments serve to mitigate the risk of translation into U.S. dollars of certain foreign denominated net income, assets and liabilities. We primarily hedge intercompany working capital loans and certain forecasted transactions. The principal currency we hedge through foreign exchange forward contracts is the European euro. We recorded net losses of $19.6 in 2008 and $13.0 in 2007 in Other income, net on the Consolidated Statements of Income related to these contracts. The 2008 and 2007 losses were offset by transaction gains of $21.2 and $11.0, respectively. The notional amounts of all of the outstanding foreign exchange forward contracts were $128.0 at February 29, 2008 and $121.6 at February 23, 2007. The net fair value of these contracts was $(2.4) and $(0.3) at February 29, 2008 and February 23, 2007, respectively, and is recorded in Other current assets and Accrued expenses: Other on the Consolidated Balance Sheets.

Concentrations of Credit Risk

Our trade receivables are primarily due from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures on the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates under different assumptions or conditions.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	NEW ACCOUNTING STANDARDS

FIN 48

We adopted the provisions of FIN 48 at the beginning of 2008. FIN 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position. As a result of our adoption of FIN 48, we recognized a $3.6 decrease to the liability for uncertain tax positions, with a corresponding increase to Retained earnings. See Notes 2 and 12 for additional information.

We also adopted FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 which provides that a tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal and the likelihood is remote that the taxing authority would reexamine the tax position in the future. The adoption of FSP FIN 48-1 did not have a material impact on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We completed our evaluation and determined the adoption of SFAS No. 157 at the beginning of 2009 will not have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”), to permit all entities the option to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We completed our evaluation and determined the adoption of SFAS No. 159 at the beginning of 2009 will not have a material impact on our consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), to establish accounting and

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented on the Consolidated Balance Sheets within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our future disclosures.

4.	INVESTMENTS

Investments include various types of bonds, notes, auction rate securities, asset-backed commercial paper and privately-held equity investments.

	February 29,		February 23,
	2008		2007
Investment Holdings	Cost	Market Value	Cost	Market Value
Managed investment portfolio	$48.9	$50.1	$—	$—
Auction rate securities	26.5	23.9	33.1	33.1
Asset-backed commercial paper	5.0	4.1	—	—
Privately-held equity securities	2.2	2.2	4.3	4.3

	$82.6	$80.3	$37.4	$37.4

Total short-term investments	48.9	50.1	33.1	33.1
Total long-term investments	33.7	30.2	4.3	4.3

	$82.6	$80.3	$37.4	$37.4

Managed Investment Portfolio

During 2008, we entered into an agreement with one of our banks, whereby the bank will actively manage a $50.0 investment portfolio, consisting of short-term investments and certain government agency and corporate bonds, with maturities ranging from 2009 to 2012. Although the maturity dates of some of these investments are more than one year after the balance sheet date, the intent of the portfolio is to actively trade the securities to take advantage of short-term interest rate differentials. Therefore, the portfolio is primarily accounted for as available for sales investments, and the entire portfolio is classified as Short-term investments on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities

Auction rate securities (“ARS”) are variable rate longer-term debt instruments whose interest rates are reset at each auction, which typically occurs every 7-35 days. We previously recorded these investments as short-term available for sale investments as our investment policy was to put the investments at each auction. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of their interest rates through the auction process. During 2008, the broader market for these securities was essentially shut down, causing auction attempts to fail given the liquidity constraints in the U.S. market. As of February 29, 2008, we held auction rate securities totaling $26.5 of par value that failed to clear at auctions. While we continue to earn interest on these investments at the maximum contractual rate, we believe the estimated market value of these ARS no longer approximates par value. Accordingly, we reduced these investments to their estimated fair value of $23.9 and recorded an unrealized loss of $2.6 in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, as we believe the impairment is temporary. We also reclassified these ARS to available-for-sale Long-term investments on the Consolidated Balance Sheets as we do not reasonably expect to sell the securities in the near term.

We concluded no permanent impairment losses occurred in the year ended February 29, 2008 as the decline in market value is due to general market conditions. These investments are of high credit, and we have the intent and ability to hold these ARS until the anticipated recovery in market value occurs. We will continue to monitor these securities and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. We estimated the fair value of these ARS based on prices provided by the firm managing our investments, supported by our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing the assets in a current transaction, which could change significantly based on market conditions.

Proceeds from sales of ARS totaled $82.0 in 2008, $0.0 in 2007 and $131.6 in 2006. All proceeds during 2008 were at par value, before the ARS auctions started to fail.

Asset-Backed Commercial Paper

At February 29, 2008 we held one investment in Canadian asset-backed commercial paper (“ABCP”) with an original cost of $5.0. When acquired, this investment was rated R1 (High) by Dominion Bond Rating Service (“DBRS”), the highest credit rating issued for Canadian commercial paper, and backed by R1 (High) rated assets and liquidity agreements. This investment matured during Q3 2008, but as a result of a lack of liquidity in the Canadian ABCP market, did not settle on maturity and is considered to be in default.

Since Q3 2008, a pan-Canadian restructuring committee consisting of major investors has been working to develop a solution to the liquidity problem affecting the ABCP market. The pan-Canadian restructuring committee anticipates, following approval by the investors, a restructuring will be affected in May 2008 which would result in the exchange of the ABCP currently held by investors for a variety of new long-term floating rate notes. The majority of our ABCP investment will receive a AA credit rating by DBRS.

Based on the defaulted status of our investment at February 29, 2008, we adjusted the carrying amount to reflect the estimated fair value of the investment, recognized a related impairment charge of $0.9 in Q4 2008 and reclassified the investment to available-for-sale within Long-term investments on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Privately Held Equity Investments

Privately held equity investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the underlying performance of the privately-held companies to determine if potential declines in estimated fair value exist and are other than temporary. Most recent historic and projected operating results by investees are considered in the review.

5.	INVENTORIES

	February 29,	February 23,
Inventories	2008	2007
Finished goods	$87.9	$86.4
Work in process	20.9	26.1
Raw materials	67.5	61.9

	176.3	174.4
LIFO reserve	(29.6)	(30.4)

	$146.7	$144.0

The portion of inventories determined by the LIFO method aggregated $54.4 and $64.6 at February 29, 2008 and February 23, 2007, respectively. The effect of LIFO liquidations on net income was not material in 2008, 2007 or 2006.

6.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	February 29,	February 23,
Property, Plant and Equipment	(Years)	2008	2007
Land	—	$44.0	$44.0
Buildings and improvements	10 – 40	558.3	560.7
Machinery and equipment	3 – 15	836.5	920.9
Furniture and fixtures	5 – 8	83.0	88.0
Leasehold improvements	3 – 10	77.8	73.9
Capitalized software	3 – 10	139.5	135.0
Construction in progress	—	29.4	10.6

		1,768.5	1,833.1
Accumulated depreciation		(1,290.1)	(1,356.0)

		$478.4	$477.1

Depreciation expense on property, plant and equipment approximated $84.0 for 2008, $92.0 for 2007 and $110.7 for 2006. The estimated cost to complete construction in progress at February 29, 2008 was $60.8, which primarily relates to the replacement of a corporate aircraft, renovation of our learning center and surrounding campus in Grand Rapids, Michigan and relocation of our showrooms in the Chicago Merchandise Mart.

The net book value of capitalized software was $15.2 and $17.0 at February 29, 2008 and February 23, 2007, respectively. The majority of capitalized software has an estimated useful life of 3 to 5 years. Approximately 20% of the gross value of capitalized software relates to our core enterprise resource planning system, which has an estimated useful life of 10 years and is approximately 94% depreciated as of February 29, 2008.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in Other current assets on the Consolidated Balance Sheets is property, plant and equipment that has been reclassified as assets held for sale, which totaled $10.1 at February 29, 2008 and $10.5 at February 23, 2007. Real estate that is held for sale is stated at the lower of depreciated cost or fair market value.

7.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations aggregating $192.2 at February 29, 2008 with a related deferred tax asset of $73.6. However, they do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s financial strength ratings range from AA to AAA, and totaled $210.6 at February 29, 2008 and $209.2 at February 23, 2007.

Investments in company-owned life insurance consisted of $100.8 in traditional whole life policies and $109.8 in variable life insurance policies at February 29, 2008. In the traditional whole life policies, the investments return a set dividend rate that is periodically adjusted by the insurance companies based on the performance of their long-term investment portfolio. While the amount of the dividend can vary subject to a minimum dividend rate, the cash surrender value of these policies is not exposed to negative returns in that the insurance companies guarantee a minimum dividend rate on these investments. In the variable life policies, we are able to allocate the investments across a set of choices provided by the insurance companies. At February 29, 2008, the investments in the variable life policies were allocated 57% in fixed income securities and 43% in equity securities. The valuation of these investments can fluctuate depending on changes in market interest rates and equity values. The net changes in market valuation, normal insurance expenses and any death benefit gains are reflected in Cost of sales and Operating expenses on the Consolidated Statements of Income. The net effect of these items in 2008, 2007 and 2006 resulted in non-taxable income of approximately $4.1, $15.9 and $10.7, respectively.

8.	GOODWILL & OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill during the years ended February 29, 2008 and February 23, 2007, by reportable segment, is as follows:

	North
Goodwill	America	International	Other	Total
February 24, 2006	$43.7	$42.1	$125.3	$211.1
Acquisitions	7.9	—	—	7.9
Dispositions and adjustments	(1.6)	(3.1)	(4.2)	(8.9)
Currency translation adjustment	(0.4)	3.7	—	3.3

February 23, 2007	49.6	42.7	121.1	213.4
Acquisitions	1.4	3.2	—	4.6
Dispositions and adjustments	(2.3)	—	(5.3)	(7.6)
Currency translation adjustment	1.3	5.0	—	6.3

February 29, 2008	$50.0	$50.9	$115.8	$216.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At February 29, 2008 and February 23, 2007, our other intangible assets and related accumulated amortization consisted of the following:

		February 29,			February 23,
	Weighted	2008			2007
	Average
	Useful Life		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	11.9	$46.2	$28.3	$17.9	$52.2	$25.0	$27.2
Trademarks	9.5	35.1	23.3	11.8	29.7	24.8	4.9
Non-compete agreements	3.0	1.1	0.5	0.6	1.1	0.3	0.8
Other	6.2	14.4	12.6	1.8	8.6	3.3	5.3

Total		96.8	64.7	32.1	91.6	53.4	38.2

Intangible assets not subject to amortization:
Trademarks	n/a	16.8	—	16.8	26.4	—	26.4

Total intangible assets		$113.6	$64.7	$48.9	$118.0	$53.4	$64.6

As a result of our impairment testing in 2008 and 2007, we recorded non-cash impairment charges related to PolyVision’s contractor whiteboard business sold through a direct bid process of $21.1 and $10.7, respectively, which are included in Operating expenses on the Consolidated Statements of Income. Of these amounts, $5.3 and $3.3 related to goodwill, respectively, and $15.8 and $7.4 related to intangible assets, respectively. Of the $15.8 impairment on PolyVision’s intangible assets during 2008, $6.0 related to intangible assets subject to amortization and $9.8 related to assets not subject to amortization. In performing our impairment testing, we measured the estimated fair value of PolyVision based on a discounted cash flow valuation. The discounted cash flow analysis was based on the present value of projected cash flows over five years and a residual value. See the Critical Accounting Estimates in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 29, 2008 for additional information regarding the specific nature of testing procedures performed.

During 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited. As a result of the purchase price allocations, goodwill of $3.2 was recorded. Additionally, intangible assets of $7.5 were recorded including $2.0 of trademarks, $1.2 of non-compete agreements and $4.3 of intangible assets classified as “Other” in the table above. The intangible assets have a combined weighted-average useful life of 5.8 years. We also recorded $1.4 of goodwill during 2008 related to the consolidation of a variable interest dealer.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2008, we recorded amortization expense of $8.4 on intangible assets subject to amortization compared to $9.4 for 2007 and $8.7 for 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending February	Amount
2009	$8.8
2010	6.2
2011	4.8
2012	4.1
2013	3.4
Thereafter	4.8

$32.1

As events, such as acquisitions, dispositions or impairments occur in the future, these amounts may vary.

9.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range		Fiscal Year	February 29,	February 23,
Debt Obligations	at February 29, 2008		Maturity Range	2008	2007
U.S. dollar obligations:
Senior notes (1)	6.5%		2012	$249.5	$249.4
Revolving credit facilities (2)(3)	—		—	—	—
Notes payable	6.5%		2009-2011	0.3	1.9
Capitalized lease obligations	5.9	%-7.0%	2009-2013	1.6	0.2

				251.4	251.5

Foreign currency obligations:
Revolving credit facilities (3)	3.5	%-8.3%	2009	7.3	3.5
Capitalized lease obligations	—		—	—	0.1

				7.3	3.6

Total short-term borrowings and long-term debt				258.7	255.1
Short-term borrowings and current portion of long-term debt (4)				8.2	5.1

Long-term debt				$250.5	$250.0

(1)	During Q2 2007, we issued $250.0 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and will be amortized over the life of the notes. Although the coupon rate of the 2012 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes rank equally with all of our other unsecured unsubordinated indebtedness. The proceeds from the 2012 Notes were used to redeem $250.0 of senior subordinated notes that were due in November 2006 (“2006 Notes”). We may redeem some or all of the 2012 Notes at any time at the greater of the full principal amount of the notes being redeemed, or the present value of the remaining scheduled payments of principal and interest discounted to the

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption date on a semi-annual basis at the corresponding treasury rate plus 25 basis points, plus, in both cases, accrued and unpaid interest.

(2)	We have a $200.0 global committed bank facility. At February 29, 2008 and February 23, 2007, we had no borrowings against the facility. Our obligations under the facility are unsecured and unsubordinated. We may, at our option, and subject to certain conditions, request to increase the aggregate commitment by up to $100.0 by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. At February 29, 2008 and February 23, 2007, we were in compliance with all covenants under this facility.

(3)	We entered into agreements with certain financial institutions, which provide for borrowings on unsecured non-committed short-term credit facilities of up to $47.3 of U.S. dollar obligations and $68.3 of foreign currency obligations at February 29, 2008. Interest rates are variable and determined by agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions. Short-term borrowings on these facilities totaled $7.3 and $3.5 at February 29, 2008 and February 23, 2007, respectively. In addition to the borrowings, we had $23.7 and $28.0 at February 29, 2008 and February 23, 2007, respectively, in outstanding standby letters of credit against these facilities which primarily relate to our self-insured workers’ compensation programs. We had no draws against our standby letters of credit during 2008 or 2007.

(4)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 6.1% and 6.0% at February 29, 2008 and February 23, 2007, respectively.

The annual maturities of short-term borrowings and long-term debt for each of the following four years is as follows is as follows:

Year Ending February	Amount
2009	$8.2
2010	0.6
2011	0.3
2012	249.6

$258.7

10.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 29,	February 23,
Employee Benefit Plan Obligations	2008	2007
Defined contribution retirement plans	$21.5	$15.9
Post-retirement medical benefits	132.8	135.9
Defined benefit pension plans	32.6	38.9
Deferred compensation plans and agreements	35.5	34.6

	222.4	225.3
Current portion	39.0	34.2

Long-term portion	$183.4	$191.1

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including 401(k) matching contributions, and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust, which is held for the sole benefit of participants. For certain participating locations, the Retirement Plan requires minimum annual Company contributions of 5% of eligible annual compensation. Additional Company contributions for this plan are discretionary and declared by our Compensation Committee at the end of each fiscal year. At February 29, 2008, the Company-funded portion of the trust had net assets of approximately $1.2 billion. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

Total expense under all defined contribution retirement plans was $30.2 for 2008, $19.7 for 2007 and $20.4 for 2006. The increase in expense in 2008 is primarily due to an increase in Company 401(k) matching contributions. We expect to expense approximately $32 related to our defined contribution plans in 2009.

Post-Retirement Medical Benefits

We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American based retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other employee obligations. See Note 7 for additional information. These policies generate income that offsets the expense of benefit obligations, however we do not expect the cash flows to match. Because we intend to hold the policies until maturity, the policies will likely generate insufficient cash to cover the obligation payments over the next several years, and will generate excess cash in the later years.

Total expense under post-retirement medical benefit plans was $0.7 for 2008, $3.0 for 2007 and $6.7 for 2006. Medicare changes, workforce reductions and plan amendments contributed to the reduction in total expense over the past three years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy, thereby creating the potential for benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. In 2008, 2007 and 2006, the Medicare Act reduced pre-tax post-retirement expense by $4.3, $5.5 and $5.0, respectively.

Due to workforce reductions in the past three years, curtailment accounting rules were triggered, and we recognized plan curtailment gains of $1.1 in 2008, $1.4 in 2007 and $2.5 in 2006.

In Q3 2007, we remeasured our accumulated post-retirement benefit obligation (“APBO”) as of November 24, 2006 due to an amendment for changes in our survivor benefits. As a result of the remeasurement, the APBO decreased by $20.4 and reduced expense by $0.8 in Q4 2007.

Defined Benefit Pension Plans

Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The accrued benefit plan obligation for the non-qualified

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supplemental retirement plans is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for the plan and other post-retirement benefit plan obligations. See Note 7 for additional information. Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 29,			February 23,
	2008			2007
	Qualified Plans		Non-qualified	Qualified Plans		Non-qualified
Defined Benefit Pension			Supplemental			Supplemental
Plan Obligations	Domestic	Foreign	Retirement Plans	Domestic	Foreign	Retirement Plans
Plan assets	$9.5	$47.7	$—	$10.5	$43.0	$—
Projected benefit plan obligations	8.0	55.7	21.9	9.2	55.4	23.4

Funded status	$1.5	$(8.0)	$(21.9)	$1.3	$(12.4)	$(23.4)

Long-term asset	$1.6	$2.5	$—	$1.8	$2.6	$—
Current liability	—	—	(1.6)	—	—	(2.5)
Long-term liability	(0.1)	(10.5)	(20.3)	(0.5)	(15.0)	(20.9)

Total accrued benefit plan obligations	$1.5	$(8.0)	$(21.9)	$1.3	$(12.4)	$(23.4)

Accumulated benefit obligation	$8.0	$52.3	$18.8	$9.2	$52.1	$20.1

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-retirement Plans

The following tables summarize our defined benefit pension and post-retirement plans. Prior to 2008, we used a measurement date of December 31 for our foreign pension plans, and the last day of our fiscal year for our domestic pension plans, non-qualified supplemental retirement plans and foreign and domestic post-retirement plans. In 2008 as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), all of our defined benefit pension and post-retirement plans used a measurement date of February 29, 2008. The adoption of the year-end measurement date in 2008 did not have a material impact on our financial statements.

	Defined Benefit		Post-retirement
	Pension Plans		Plans
	February 29,	February 23,	February 29,	February 23,
Changes in Projected Benefit Obligations, Assets and Funded Status	2008	2007	2008	2007
Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$88.0	$89.7	$135.9	$162.9
Service cost	2.3	2.4	1.2	1.6
Interest cost	5.0	4.4	7.7	8.7
Amendments	—	—	—	(20.4)
Net actuarial loss (gain)	(7.6)	(3.8)	(1.9)	(7.9)
Plan participants’ contributions	—	—	5.7	5.5
Estimated Medicare subsidies received	—	—	1.1	1.1
Currency changes	4.6	4.4	0.8	(0.1)
Adjustment due to plan curtailment	—	(0.5)	(0.1)	(0.2)
Adjustment due to plan settlement	0.1	0.2	—	—
Benefits paid	(6.8)	(7.3)	(17.7)	(15.3)
Other adjustments	—	(1.5)	—	—

Projected benefit plan obligations, end of year	85.6	88.0	132.7	135.9

Change in plan assets:
Fair value of plan assets, beginning of year	53.5	49.9	—	—
Actual return on plan assets	(0.8)	3.9	—	—
Employer contributions	7.5	4.4	10.9	8.7
Plan participants’ contributions	—	—	5.7	5.5
Estimated Medicare subsidies received	—	—	1.1	1.1
Currency changes	3.8	2.6	—	—
Benefits paid	(6.8)	(7.3)	(17.7)	(15.3)

Fair value of plan assets, end of year	57.2	53.5	—	—

Funded status	$(28.4)	$(34.5)	$(132.7)	$(135.9)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Defined Benefit		Post-retirement
	Pension Plans		Plans
	February 29,	February 23,	February 29,	February 23,
Changes in Projected Benefit Obligations, Assets and Funded Status	2008	2007	2008	2007
Amounts recognized on the consolidated balance sheets:
Prepaid pension costs	$4.1	$4.4	$—	$—
Current liability	(1.6)	(2.5)	(10.0)	(10.0)
Long-term liability	(30.9)	(36.4)	(122.7)	(125.9)

Net amount recognized	$(28.4)	$(34.5)	$(132.7)	$(135.9)

Amounts recognized in accumulated other comprehensive gain (loss)—pretax:
Actuarial (gain) loss	$6.7	$9.2	$2.6	$4.4
Prior service cost (credit)	0.5	0.5	(41.7)	(49.5)
Transition obligation	—	—	—	—

Total amounts recognized in accumulated other comprehensive gain (loss)—pretax	$7.2	$9.7	$(39.1)	$(45.1)

Estimated amounts to be amortized from accumulated other comprehensive gain (loss) into net periodic benefit cost over the next fiscal year:
Actuarial (gain) loss	$0.4		$—
Prior service cost (credit)	0.1		(7.1)
Transition obligation	—		(0.1)

Total amounts recognized in accumulated other comprehensive gain (loss)—pretax	$0.5		$(7.2)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 29,	February 23,	February 24,	February 29,	February 23,	February 24,
Assumptions	2008	2007	2006	2008	2007	2006
Components of expense:
Service cost	$2.3	$2.4	$2.9	$1.2	$1.6	$1.9
Interest cost	5.0	4.3	4.4	7.7	8.7	10.6
Amortization of net (gain) loss	0.4	1.0	1.4	—	0.1	1.7
Amortization of prior year service cost (credit)	0.1	0.1	0.1	(7.1)	(6.0)	(5.1)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Expected return on plan assets	(4.2)	(3.4)	(3.1)	—	—	—
Adjustment due to plan curtailment	—	(0.4)	—	(1.1)	(1.4)	(2.5)
Adjustment due to plan settlement	(0.1)	0.1	(0.5)	—	—	—
Adjustment due to special termination benefits	—	—	—	—	—	0.1

Net expense	$3.5	$4.1	$5.2	$0.7	$3.0	$6.7

Expense recognized in beginning retained earnings (change in measurement date)	0.2	—	—	—	—	—

Net expense recognized in consolidated statements of income	$3.3	$4.1	$5.2	$0.7	$3.0	$6.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 29,	February 23,	February 24,	February 29,	February 23,	February 24,
Assumptions	2008	2007	2006	2008	2007	2006
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net loss (gain)	$(2.7)	n/a	n/a	$(1.9)	n/a	n/a
Prior service cost (credit)	—	n/a	n/a	—	n/a	n/a
Amortization of gain (loss)	(0.2)	n/a	n/a	—	n/a	n/a
Amortization of prior year service (credit) cost	(0.1)	n/a	n/a	8.1	n/a	n/a
Amortization of transitional asset (obligation)	—	n/a	n/a	—	n/a	n/a

Total recognized in other comprehensive income (loss)	(3.0)	n/a	n/a	6.2	n/a	n/a

Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$0.3	n/a	n/a	$6.9	n/a	n/a

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.25%	5.00%	6.50%	5.90%	5.70%
Rate of salary progression	3.75%	3.50%	3.00%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.25%	4.50%	5.80%	5.70%	5.60%
Expected return on plan assets	6.75%	5.40%	5.50%	—	—	—
Rate of salary progression	4.00%	3.30%	3.00%	4.50%	4.50%	4.50%

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefit costs. In evaluating the expected return on plan assets, we considered the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.

The assumed healthcare cost trend was 10.7% for pre-65 retirees and 10% for post-65 retirees at February 29, 2008, gradually declining to 4.5% after 11 years. At February 23, 2007, the assumed healthcare cost trend was 9.3% gradually declining to 4.5% in 2016 and thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects at February 29, 2008:

	One percentage	One percentage
Health Cost Trend Sensitivity	point increase	point decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on post-retirement benefit obligation	$5.5	$(5.3)

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category at February 29, 2008 and February 23, 2007 are in the following table. The target allocations are established by the investment committees of each plan after consideration of the associated risk and expected return of the underlying investments.

	February 29, 2008		February 23, 2007
	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations
Equity securities	46%	49%	50%	48%
Debt securities	37	33	31	33
Real estate	3	3	3	3
Other (1)	14	15	16	16

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

We expect to contribute approximately $3 to our pension plans and $12 to our post-retirement plans in 2009. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

	Post-retirement Plans
		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending February	Pension Plans	Subsidy	Subsidy	Act Subsidy
2009	$6.6	$11.8	$(1.4)	$10.4
2010	6.2	12.1	(1.6)	10.5
2011	4.1	12.5	(1.8)	10.7
2012	4.3	12.8	(2.0)	10.8
2013	5.8	12.8	(2.2)	10.6
2014-2018	24.8	68.2	(13.5)	54.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans and Agreements

We have deferred compensation obligations to certain employees who elected to defer a portion of their salary each year for a period of one to five years. These deferred compensation obligations are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them as a future funding source for the deferred compensation obligation and other post-retirement benefit plan obligations. See Note 7 for additional information. We also maintain a deferred compensation plan that is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan, but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $2.9 for 2008, $3.0 for 2007 and $2.8 for 2006.

11.	CAPITAL STRUCTURE

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases and Conversions

During 2008, we repurchased 7.7 million shares of our Class A Common Stock and 1.7 million shares of our Class B Common Stock for $165.3. All of the Class B shares were repurchased from entities affiliated with a member of our Board of Directors for $33.0. Additionally during 2008, 6.1 million shares of our Class B Common Stock were converted to Class A Common Stock.

Special Cash Dividend

In Q4 2008, the Board of Directors declared a special cash dividend of $1.75 per share on our Class A Common Stock and Class B Common Stock. The payment of this dividend aggregated $247.5.

12.	INCOME TAXES

Provision for Income Taxes

The provision for income taxes on income before income taxes consists of:

	Year Ended
	February 29,	February 23,	February 24,
Provision for Income Taxes	2008	2007	2006
Current income taxes (benefit):
Federal	$46.1	$(9.7)	$11.9
State and local	5.0	(1.1)	(5.3)
Foreign	17.5	14.6	19.0

	68.6	3.8	25.6

Deferred income taxes—temporary differences:
Federal	(4.4)	(6.9)	(5.2)
State and local	(0.4)	0.2	2.3
Foreign	0.2	11.6	3.3

	(4.6)	4.9	0.4

Deferred income taxes—other:
Net operating loss utilization	11.5	22.6	1.5
Adjustments arising due to changes in tax rates	3.2	—	—
Valuation allowance adjustments	(0.5)	(13.6)	—

	14.2	9.0	1.5

Income tax expense	$78.2	$17.7	$27.5

Income taxes were based on the following sources of income before income tax expense:

	Year Ended
	February 29,	February 23,	February 24,
Source of Income Before Income Tax Expense	2008	2007	2006
Domestic	$135.5	$74.0	$42.5
Foreign	75.9	50.6	33.9

	$211.4	$124.6	$76.4

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the federal statutory tax rate of 35% as follows:

	Year Ended
	February 29,	February 23,	February 24,
Income Tax Provision (Benefit) Reconciliation	2008	2007	2006
Tax expense at the U.S. federal statutory rate	$74.0	$43.6	$26.7
Corporate-owned life insurance	(1.4)	(5.6)	(3.7)
U.S. research tax credit	(2.6)	(3.3)	(2.3)
Medicare Part D benefits	(1.5)	(1.9)	(2.2)
Valuation allowance provisions	(0.8)	3.8	6.5
Valuation allowance adjustments (1)	(1.5)	(13.6)	—
Tax reserve adjustments (2)	—	(7.5)	(1.3)
Foreign tax credit adjustments (3)	—	(4.0)	—
Enacted rate changes (4)	3.2	—	—
Other	8.8	6.2	3.8

Total income tax expense recognized	$78.2	$17.7	$27.5

(1)	Valuation allowances have been recognized when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2008 and 2007, certain valuation allowances were adjusted as a result of improved profitability and implementation of certain tax planning strategies.

(2)	Reserves were adjusted in 2007 to better reflect our estimates of potential audit exposures. In addition, we received a “no change” letter from tax authorities associated with a 3-year audit of a foreign location. The change in reserves for 2006 was a result of a favorable U.S. Internal Revenue Service (“IRS”) appeal settlement.

(3)	Due to net operating losses and foreign tax credit carryovers in the U.S., we elected to deduct foreign taxes paid during 2004 through 2006. As a result of improved profitability and the utilization of all U.S. net operating loss carryovers, we reversed this election and claimed foreign tax credits through amended tax returns. The resulting foreign tax credit carryover is expected to be fully utilized within the 10-year carryover period, and thus, we recorded the expected benefit in 2007.

(4)	Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Deferred tax assets and liabilities were adjusted in 2008 to reflect tax law and rate changes enacted in Germany, United Kingdom, Mexico and Canada.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Taxes

The significant components of deferred income taxes are as follows:

	February 29,	February 23,
Deferred Income Taxes	2008	2007
Deferred income tax assets:
Employee benefit plan obligations	$119.7	$113.2
Foreign and domestic operating losses	94.9	101.5
Reserves and accruals	33.5	32.4
Tax credit carryforwards	16.3	24.2
Other	13.3	8.7

Total deferred income tax assets	277.7	280.0
Valuation allowance	(29.1)	(28.8)

Net deferred income tax assets	248.6	251.2

Deferred income tax liabilities:
Property, plant and equipment	37.1	39.1
Other	2.0	1.4

Total deferred income tax liabilities	39.1	40.5

Net deferred income taxes	$209.5	$210.7

Net deferred income taxes is comprised of the following components:
Deferred tax assets—current	$52.1	$60.8
Deferred tax assets—non-current	161.3	151.7
Deferred tax liabilities—current	0.2	0.2
Deferred tax liabilities—non-current	3.7	1.6

During 2008, we recorded net deferred tax liabilities for U.S. income taxes of $0.5 on $6.1 in cumulative undistributed earnings of non-U.S. subsidiaries as these earnings are currently not intended to be indefinitely reinvested in those operations. We have not recorded any deferred taxes on $264.5 in cumulative undistributed tax-basis earnings and profits of other non-U.S. subsidiaries because the earnings are intended to be indefinitely reinvested in those operations. Accrued income taxes on the undistributed tax-basis earnings and profits of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

Current Taxes Payable or Refundable

Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

	February 29,	February 23,
Current Income Taxes	2008	2007
Other current assets:
Current income taxes receivable	$9.5	$31.5

Accrued expenses: Income taxes payable:
Income taxes currently payable	7.9	9.7
Unrecognized tax benefits	11.6	15.0

	$19.5	$24.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

	Gross Operating Loss
	Carryforwards			Tax Effected Operating Loss Carryforwards
								Tax Credit
Year Ending February	Federal	State	International	Federal	State	International	Total	Carryforwards
2009	$—	$3.5	$2.2	$—	$0.2	$0.6	$0.8	$—
2010	1.8	3.9	5.8	0.6	0.2	1.3	2.1	—
2011	2.5	0.3	4.6	0.9	—	1.5	2.4	—
2012	—	0.4	7.3	—	—	1.7	1.7	8.8
2013-2027	12.4	149.7	6.4	4.4	7.9	1.6	13.9	7.5
No expiration	—	—	229.1	—	—	74.0	74.0	—

	$16.7	$157.8	$255.4	5.9	8.3	80.7	94.9	16.3

Valuation allowance				—	(0.2)	(28.9)	(29.1)	—

Net benefit				$5.9	$8.1	$51.8	$65.8	$16.3

Future tax benefits for operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $82.1 will be realized on these operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards.

FIN 48

As of February 29, 2008 the liability for uncertain tax positions including interest and penalties reported on the Consolidated Balance Sheet was as follows:

February 29,
Liability for Uncertain Tax Positions	2008
Accrued expenses: Income taxes payable	$11.6
Other long-term liabilities	0.9

$12.5

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

February 29,
Unrecognized Tax Benefits	2008
Balance at February 24, 2007	$11.1
Additions:
Positions related to the current year	0.9
Positions of prior years	—
Reductions:
Positions related to the current year	—
Positions of prior years	—
Settlements with taxing authorities	(0.2)
Lapse of statutes of limitation	—

Balance at February 29, 2008	$11.8
Interest and penalties	0.7

$12.5

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the amounts of unrecognized tax benefits reported affect the effective tax rate.

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Tax expense in 2008 includes $0.5 of accrued interest and penalties on these uncertain tax positions. We had $0.7 and $0.2 accrued for interest and penalties as of February 29, 2008, and February 24, 2007, respectively.

Our federal income tax returns for fiscal years 2004 through 2008 are currently under examination by the IRS in connection with our participation in the Compliance Assurance Process. We expect the IRS examination to close within the next 12 months; however, at this time it is not possible to estimate the impact on the unrecognized tax benefits recorded. We also file in numerous state and foreign jurisdictions with varying statutes of limitation. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our liability for uncertain tax positions reflects the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.

13.	STOCK INCENTIVE PLAN

Awards currently outstanding under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) include restricted shares, restricted stock units, performance shares, performance units and non-qualified stock options.

The Compensation Committee of our Board of Directors has authority, subject to the provisions of the Incentive Compensation Plan, to determine:

•	persons to whom awards under the Incentive Compensation Plan will be made (awards granted to our Chief Executive Officer require approval of our Board of Directors),

•	exercise price,

•	vesting,

•	size and type of such awards and

•	specific performance goals, restrictions on transfer and circumstances for forfeiture applicable to awards.

A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years, or at the time a participant becomes a qualified retiree. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.

In the event of a “change of control,” as defined in the Incentive Compensation Plan,

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	all restrictions imposed on restricted stock and restricted stock units that are not performance-based shall lapse.

We reserved for issuance 25,000,000 shares of Class A Common Stock under our Incentive Compensation Plan, as amended and restated February 24, 2007. As of February 29, 2008, there were 13,966,630 shares remaining for future issuance under our Incentive Compensation Plan.

Restricted Stock

Under the Incentive Compensation Plan, the Compensation Committee may approve the granting of restricted shares of Class A Common Stock and restricted stock units (“RSUs”) to certain employees. Restricted shares and RSUs will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. These restrictions on the restricted shares and RSUs generally lapse three years after the date of grant, at which time they are converted to unrestricted shares of Class A Common Stock.

In 2006, prior to adopting SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), the aggregate market value on the grant date of the restricted shares was recorded as common stock and deferred compensation, a separate component of shareholders’ equity. Upon adopting SFAS No. 123(R) in 2007, the deferred compensation account was netted against common stock. Restricted shares are now expensed and recorded in common stock over the vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the three-year vesting period based on the value of the shares on the grant date.

In Q1 2009, the Compensation Committee awarded a portion of long-term incentive compensation for certain key employees in the form of RSUs totaling 264,559 shares. These RSUs, which were awarded based on 2008 performance, will vest ratably over a subsequent three-year period or at the time a participant becomes a qualified retiree. In 2008, $1.7 was recognized as incentive compensation expense relating to these RSUs. An additional $1.3 will be recognized over the remaining vesting period. These RSUs and associated expense are not reflected below.

Total restricted stock and RSU expense and associated tax benefit in 2008, 2007 and 2006 were as follows:

	Year Ended
	February 29,	February 23,	February 24,
Restricted Stock and RSU Expense	2008	2007	2006
Restricted stock and RSU expense	$1.6	$2.8	$3.1
Tax benefit	0.5	1.0	1.2

Holders of restricted stock receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which is included in Dividends paid on the Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend we declare and pay on our Class A Common Stock, which are expensed as paid.

The Board of Directors and the Compensation Committee have delegated to the Chief Executive Officer the administrative authority to award restricted shares and RSUs to employees, subject to certain limitations and the provisions of the Incentive Compensation Plan. The limitations include the persons to whom such awards may be granted, the number of shares of restricted stock and RSUs that may be awarded in any plan year and the number of shares of restricted stock and RSUs that may be awarded to any individual in one plan year.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2008 activity for restricted stock and RSUs is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares	Shares	Units	Total	per Share
Nonvested at February 23, 2007	403,400	95,250	498,650	$13.94
Granted	209,280	14,510	223,790	13.99
Vested	(295,715)	(57,440)	(353,155)	13.37
Forfeited	(9,845)	(2,500)	(12,345)	13.58

Nonvested at February 29, 2008	307,120	49,820	356,940	14.34

At February 29, 2008, there was $0.8 of remaining unrecognized compensation cost related to restricted stock and RSUs. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of shares and RSUs vested during 2008 was $7.0. No shares vested prior to the adoption of SFAS No. 123(R).

	Year Ended
	February 29,	February 23,	February 24,
Grant Date Fair Value per Share	2008	2007	2006
Weighted-average grant date fair value per share of restricted shares and RSUs granted during 2008, 2007 and 2006	$13.99	$17.43	$13.72

Performance Shares and Performance Units

In Q1 2008, we awarded performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measures for the 2008 awards were based on a combination of absolute and relative total shareholder return during a performance period of 2008 through 2010. After completion of the performance period for these performance shares and PSUs, the number of shares earned will be determined and issued as Class A Common Stock.

For performance shares and PSUs granted in 2008 and 2007, the shares will vest in full and be issued as shares of Class A Common Stock at the end of the applicable performance period. For performance shares and PSUs granted prior to 2007, one-third of the shares vest at the end of the applicable performance period, and the remaining two-thirds vest over the following two years. For performance shares, the number of shares earned will be issued as restricted shares of Class A Common Stock at the end of the performance period, subject to vesting, and for PSUs, the number of shares earned will be issued as Class A Common Stock as they vest.

Performance shares and PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance and vesting periods based on the market value on the grant date and the estimated number of shares to be issued.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The performance shares expense and associated tax benefit in 2008, 2007 and 2006 were as follows:

	Year Ended
	February 29,	February 23,	February 24,
Performance Shares	2008	2007	2006
Performance shares expense	$2.4	$3.3	$1.6
Tax benefit	0.9	1.2	0.6

For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the applicable performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period, including the special cash dividend paid in January 2008. The dividend equivalents on performance shares and PSUs are expensed and accrued over the performance period. At the end of the performance period, the dividend equivalents will be paid in the form of cash or Class A Common Stock, at the discretion of the Board of Directors. During any vesting period following the performance period, holders of performance shares will receive cash dividends on the shares earned, and holders of PSUs will receive quarterly cash payments on the shares earned equal to the dividend we declare and pay on our Class A Common Stock.

The performance period for the performance shares and PSUs granted in 2005 was completed at the end of 2007, and 282,000 shares were earned based on actual results compared to the performance criteria. One third of the shares earned were issued as shares of Class A Common Stock in Q1 2008. The total fair value of these shares was $1.9. The remaining shares were issued as restricted shares or RSUs and vest in equal installments at the end of 2008 and 2009. No performance shares or PSUs vested prior to 2008.

The number of shares of Class A Common Stock that ultimately may be issued on the performance shares where the performance period has not been completed ranges from zero to 712,000 shares based on actual performance levels. The 2008 activity for performance shares and PSUs is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (1)
Nonvested at February 23, 2007	886,000	$14.69
Granted	228,000	7.61
Vested	(93,060)	13.19
Forfeited	(26,000)	15.80
Adjustments (2)	(282,940)	13.19

Nonvested at February 29, 2008	712,000	13.17

(1)	The performance shares granted during 2008 are valued using a lattice model, whereas all previous awards are valued using the grant date stock price.

(2)	The adjustments included a reduction of 188,940 shares that were converted into restricted stock and RSUs and a reduction of 94,000 shares due to the actual performance award being less than the maximum.

At February 29, 2008, there was $1.2 of remaining unrecognized compensation cost related to nonvested performance shares and PSUs, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended
	February 29,	February 23,	February 24,
Grant Date Fair Value	2008	2007	2006
Weighted-average grant date fair value per Share of performance shares and PSUs granted during 2008, 2007 and 2006	$7.61	$19.07	$13.00

Stock Options

Information relating to our stock options is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Option Price	Remaining	Intrinsic Value
Unexercised Options Outstanding	Shares	per Share	Contractual Term	(millions)
February 23, 2007	5,653,337	$17.28
Options granted	—	—
Options exercised	(828,443)	13.49
Options expired	(1,253,523)	29.47
Special cash dividend adjustment	512,042	16.18
Options forfeited	—	—

February 29, 2008	4,083,413	13.46	3.4	$4.7

The exercise price per share of options outstanding ranged from $9.46 to $32.86 at February 29, 2008 and $10.50 to $36.50 at February 23, 2007. All unexercised options outstanding at February 29, 2008 were exercisable.

In connection with the special cash dividend declared and paid in Q4 2008, our Board of Directors approved an equitable adjustment to the exercise price and number of shares subject to outstanding stock options in certain jurisdictions, which resulted in the issuance of an additional 0.5 million options. We made a cash payment in lieu of the equitable adjustment to holders of outstanding stock options in certain other jurisdictions.

We received $11.2 in cash from options that were exercised in 2008. The related tax benefit realized for tax deductions from option exercises was $2.6. Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

	Year Ended
	February 29,	February 23,	February 24,
Intrinsic Value	2008	2007	2006
Intrinsic value of options exercised	$5.0	$10.2	$3.4

14.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2018. During the normal course of business, we have also entered

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and any gains from the sale of the original properties are recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $19.3 at February 29, 2008 and $21.3 at February 23, 2007. Our estimated minimum annual rental commitments under non-cancelable operating leases are as follows:

Year Ending February	Amount
2009	$58.3
2010	49.1
2011	42.3
2012	31.1
2013	26.6
Thereafter	61.8

$269.2

Our estimated minimum annual sub-rental income under non-cancelable operating leases are as follows:

Year Ending February	Amount
2009	$6.5
2010	6.0
2011	5.8
2012	4.9
2013	4.2
Thereafter	18.3

$45.7

Rent expense under all operating leases was $57.0 for 2008, $52.7 for 2007 and $54.1 for 2006, which excludes $1.6, $0.0 and $2.6 of lease impairment charges recorded during 2008, 2007 and 2006, respectively. Sublease rental income was $7.6 for 2008, $7.7 for 2007 and $2.6 for 2006.

We have outstanding commitments to purchase two new corporate aircraft that are intended to replace existing aircraft. During 2008, we made $10.9 in deposits and progress payments toward these purchases and are committed to make additional payments of $25.4 in 2009, $3.8 in 2010, $15.4 in 2011 and $11.2 in 2012. The deposit, progress payments and capitalized interest totaling $13.1 related to the first aircraft are included in construction in progress, within Property, plant and equipment, net on the Consolidated Balance Sheets. The deposit of $0.5 on the second aircraft is recorded in Other assets on the Consolidated Balance Sheets and will be moved to construction in progress, within Property, plant and equipment, net when construction on that aircraft begins during 2010. We expect to take delivery of one aircraft in 2009 and one aircraft in 2012. We expect to sell two existing aircraft near the same times.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	February 29,	February 23,
Guarantees and Performance Bonds	2008	2007
Performance bonds	$15.0	$4.0
Guarantees	2.0	2.4

Total	$17.0	$6.4

We are party to performance bonds for certain installation or construction activities of certain dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates ranging from one to five years. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we have no reserves recorded related to our potential exposure.

We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to ten years. We have no reserves recorded at February 29, 2008 related to these guarantees.

We occasionally provide guarantees of the performance of certain of our dealers to third parties. These performance guarantees typically relate to dealer services such as delivery and installation of products. In the event a dealer cannot complete these services in a timely manner, we guarantee the completion of these activities. It is not possible to estimate the potential exposure under these types of guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement; however, we have never experienced a material loss and do not believe any potential loss would be material.

  Contingencies

     Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $3.6 at February 29, 2008 and $6.3 at February 23, 2007. Certain of our environmental obligations were discounted by our risk-free rate of return of 6.5%. Our undiscounted liabilities were $6.0 at February 29, 2008 and $11.6 at February 23, 2007. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in our environmental liability at February 29, 2008 and February 23, 2007 is $1.1 and $1.4, respectively, related to asset retirement obligations associated with our former Grand Rapids manufacturing complex. We estimate our undiscounted obligations for future investigation, remediation and monitoring costs related to the Grand Rapids, Michigan complex will be $2.1. This amount excludes environmental related provisions of $1.7 included in our restructuring reserve. See Note 17 for additional information.

     Asset Retirement Obligations

We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. We also have known conditional asset retirement obligations that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded on the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. In addition, there may be conditional asset retirement obligations we have not yet discovered, and therefore, these obligations also have not been included on the consolidated financial statements.

  Litigation

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on our results of operations or financial condition.

15.	REPORTABLE SEGMENTS

We operate on a worldwide basis within North America and International reportable segments, plus an “Other” category. During 2008, we made changes in our organizational structure which resulted in changes to our segment reporting. As a result of these changes, certain components have been reclassified between our North America segment and our Other category, including Vecta, which moved from North America to our Premium Group unit, and a health-care product line within Brayton, which moved from our Premium Group unit to Nurture by Steelcase.

The North America segment consists of the design, sales and marketing and manufacturing operations of the Steelcase Group, Turnstone and Nurture by Steelcase which serve customers mainly through independent dealers in the U.S. and Canada. The North America segment includes furniture, interior architecture, technology and healthcare environment solutions under the Steelcase, Turnstone, Details and Nurture by Steelcase brands.

The International segment includes all design, sales and marketing and manufacturing operations of the Steelcase brand outside the U.S. and Canada, with an emphasis on freestanding furniture systems, storage and seating solutions.

The Other category includes the Premium Group (formerly Design Group), PolyVision, IDEO and Financial Services subsidiaries. The Premium Group companies provide surface materials, lounge and executive seating and conference and training room tables. PolyVision designs and manufactures visual communications products for learning environments and office settings. IDEO provides product design and innovation services. Financial Services provides lease origination services to customers primarily in North America to facilitate the purchase of our products and provides selected financing services to our dealers.

We primarily review and evaluate gross margin and operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing assets associated with each segment.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. Assets in Corporate consist primarily of unallocated cash and investment balances.

No single customer represented more than 10% of net sales in 2008, 2007 or 2006.

	North
Operating Segment Data	America	International	Other	Corporate	Consolidated
Fiscal 2008
Revenue	$1,936.6	$893.8	$590.4	—	$3,420.8
Operating income (loss)	166.7	57.0	5.4	(26.3)	202.8
Total assets	1,005.0	546.8	409.8	162.8	2,124.4
Capital expenditures	40.4	22.6	16.6	—	79.6
Depreciation & amortization	51.2	23.8	17.4	—	92.4
Fiscal 2007
Revenue	$1,796.2	$735.8	$565.4	—	$3,097.4
Operating income (loss)	96.3	34.2	10.2	(27.0)	113.7
Total assets	961.0	482.0	482.8	473.6	2,399.4
Capital expenditures	31.6	18.0	8.6	—	58.2
Depreciation & amortization	63.4	22.5	15.5	—	101.4
Fiscal 2006
Revenue	$1,696.9	$644.5	$527.5	—	$2,868.9
Operating income (loss)	78.0	(1.3)	34.0	(28.2)	82.5
Total assets	1,041.8	493.1	521.9	287.7	2,344.5
Capital expenditures	49.4	15.9	6.6	—	71.9
Depreciation & amortization	80.1	21.8	17.5	—	119.4

We evaluate performance and allocate resources based on operating income. The accounting policies of each of the reportable segments are the same as those described in Note 2.

Reportable geographic information is as follows:

	Year Ended
	February 29,	February 23,	February 24,
Reportable Geographic Data	2008	2007	2006
Revenue:
United States	$2,298.8	$2,171.4	$2,107.8
Foreign locations	1,122.0	926.0	761.1

Total	$3,420.8	$3,097.4	$2,868.9

Long-lived Assets:
United States	$765.1	$818.2
Foreign locations	233.1	195.5

Total	$998.2	$1,013.7

Revenue is attributable to countries based on the location of the customer.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our global product offerings consist of furniture, interior architecture, technology and services. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category. As formal product line information is not readily available for the Company as a whole, this summary is intended to represent a reasonable estimate of net sales by product category based on the best information available:

	Year Ended
	February 29,	February 23,	February 24,
Product Category Data	2008	2007	2006
Systems and storage	$1,587.2	$1,479.3	$1,400.0
Seating	804.3	687.3	618.5
Other (1)	1,029.3	930.8	850.4

Total	$3,420.8	$3,097.4	$2,868.9

(1)	Other consists primarily of consolidated dealers, textiles and surface materials, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

16.	ACQUISITIONS AND DECONSOLIDATIONS

In Q3 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited (“Ultra”), for $17.3, subject to certain post-closing purchase price adjustments. Ultra is an office furniture manufacturer with headquarters in Hong Kong, manufacturing in China and sales and distribution throughout Asia. As a result of the preliminary purchase price allocation, we recorded goodwill of $3.2 and intangible assets of $7.5. We expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the formal valuation of intangible assets and working capital adjustments, but in any case, within one year after acquisition. Our 2008 consolidated financial statements include $14.6 of revenue, $3.7 of gross profit, $4.2 of operating expenses and $0.5 of operating loss related to this acquisition.

In 2007, we completed the acquisition of Softcare Innovations, Inc. and its sister company, DJRT Manufacturing, Inc. for $13.0 in cash. In conjunction with the acquisition, we recorded intangible assets of $4.0 and goodwill of $7.9. In 2006, we acquired several small dealers within our North America and International segments, for a combined price of $8.9 in cash. As a result of these acquisitions, we recorded intangible assets of $3.7 and goodwill of $4.3. These acquisitions were not material individually or in the aggregate.

In Q2 2008, a consolidated dealer repaid its transition financing and equity balances, resulting in a non-operating gain of $3.4. The repayment caused us to deconsolidate the dealer as we were no longer the primary beneficiary. Additionally, during Q2 2008 we transitioned ownership of another dealer to an independent third party. Our 2008 consolidated financial statements include $30.2 of revenue (before eliminations), $8.2 of gross profit, $7.7 of operating expenses, $0.6 of operating income and $0.9 of other expense, net related to these previously consolidated dealers.

During 2007, we completed the sale of a subsidiary of PolyVision for $2.9 and deconsolidated a variable interest dealer. We recorded a loss on the sale of the PolyVision subsidiary of $1.0. Our 2007 consolidated financial statements include $25.7 of revenue (before eliminations), $11.2 of gross profit,

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8.2 of operating expenses, $3.0 of operating income and $2.4 of other expense, net related to these entities.

In Q2 2008, we entered into an agreement which will allow certain members of the management of IDEO to potentially purchase a controlling equity interest in IDEO in two phases before 2013. The first phase includes a variable compensation program which will allow the employees to acquire up to 20% of the outstanding shares of IDEO before June 2009 in lieu of cash variable compensation, provided certain performance targets are met. In the case where IDEO management has purchased a minimum of 15% under the first phase, a second phase will allow the buyers a limited option to purchase an additional 60% equity interest in IDEO. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. As of February 29, 2008, IDEO management effectively purchased approximately 12% of IDEO under the first phase of the agreement.

17.	RESTRUCTURING COSTS

We have substantially completed the initiative announced in 2006 to consolidate our North America operations. We have incurred total cumulative charges of $42.6 related to employee termination costs, relocation costs, impairment of certain fixed assets and a loss on the sale of our Grand Rapids manufacturing campus. In 2008, we incurred $4.7 of the restructuring costs, offset by gains of $2.8 on sales of assets and facilities and $1.1 related to final curtailment adjustments. We expect to record an additional gain of $2.2 during Q1 2009 related to the sale of our Grand Rapids facility, which brings our estimated cumulative costs related to this initiative to approximately $40.

The restructuring credit of $2.0 in our International segment in 2008 relates to a gain on the sale of property and the resolution of environmental contingencies related to that property.

During Q4 2008, we announced the closure of our Oakland, California (Metro) manufacturing facility, as we will be consolidating front office and manufacturing operations with other North America and Premium Group locations. We expect to complete this initiative by Q3 2009. During Q4 2008, we recorded a charge of $0.9 in our Other category related to this restructuring plan, which includes initial severance recognition and asset impairments.

In Q1 2009 we announced three additional restructuring initiatives which will be completed during 2009 and will allow us to eliminate excess capacity and redundancy and focus on our growth strategies.

First, within the North America segment, we expect to close one manufacturing facility and transfer its production, along with certain products from another facility, to other manufacturing facilities within our network. We expect these actions to be completed before the end of Q3 2009.

Second, we expect to close a facility at PolyVision within the Other category before the end of Q3 2009. This closure is linked to a decision to exit a portion of the public bid contractor whiteboard fabrication business where profit margins are the lowest.

Lastly, we announced the launch of various white-collar “reinvention” initiatives across our business in an effort to curb the automatic replacement of future attrition and retirements, and rebalance our workforce to better align with our growth opportunities. In connection with these efforts, we are estimating a net reduction of 200 to 250 white-collar jobs across North America by the end of 2010. Some of those jobs will relocate to a company-owned shared service center, some to third parties and some may be eliminated as we continue to modernize our processes.

We expect these recently announced restructuring initiatives to cost approximately $40, with annual savings of approximately $40.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

	February 29,	February 23,	February 24,
Restructuring Costs	2008	2007	2006
Cost of sales:
North America	$0.8	$18.5	$22.6
International	(2.0)	2.8	8.6
Other	0.8	—	2.0

	(0.4)	21.3	33.2

Operating expenses:
North America	—	1.7	—
International	—	0.1	5.7
Other	—	0.6	—

	—	2.4	5.7

Totals	$(0.4)	$23.7	$38.9

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2006, 2007 and 2008.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance at February 25, 2005	$5.1	$9.4	$14.5
Additions	15.4	23.5	38.9
Payments	(17.8)	(13.3)	(31.1)
Adjustments	1.2	(12.6)	(11.4)

Reserve balance at February 24, 2006	3.9	7.0	10.9
Additions	4.4	19.3	23.7
Payments	(5.9)	(15.4)	(21.3)
Adjustments	1.6	(7.5)	(5.9)

Reserve balance at February 23, 2007	4.0	3.4	7.4
Additions	(0.1)	(0.3)	(0.4)
Payments	(3.6)	(3.4)	(7.0)
Adjustments	1.5	3.6	5.1

Reserve balance at February 29, 2008	$1.8	$3.3	$5.1

The reserve balance at February 29, 2008 for business exits and related costs primarily relates to an environmental reserve for expected remediation costs for the Grand Rapids campus and a reserve for employee termination costs related to the Metro closure.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total
2008
Revenue	$808.5	$825.2	$885.9	$901.2	$3,420.8
Gross profit	264.0	277.8	296.9	287.2	1,125.9
Operating income	48.3	55.0	52.7	46.8	202.8
Net income	33.6	37.7	31.3	30.6	133.2
Basic earnings per share	0.23	0.26	0.22	0.22	0.93
Diluted earnings per share	0.23	0.26	0.22	0.22	0.93

2007
Revenue	$727.3	$789.7	$802.0	$778.4	$3,097.4
Gross profit	220.1	244.3	247.3	236.2	947.9
Operating income	28.0	42.4	40.5	2.8	113.7
Net income	18.2	26.6	32.8	29.3	106.9
Basic earnings per share	0.12	0.18	0.22	0.20	0.72
Diluted earnings per share	0.12	0.18	0.22	0.19	0.71

During Q4 2007, we recorded favorable adjustments to tax reserves and deferred tax asset valuation allowances totaling $25.1. In addition, we recorded intangible asset and goodwill impairment-related charges totaling $10.7. These adjustments, combined with related variable compensation expense of $9.1, had the net effect of increasing net income in 2007 by $11.8. See Notes 8 and 12 for additional information.

Following is a summary of the pre-tax restructuring and other selected costs included in our quarterly results above:

	First	Second	Third	Fourth
Quarterly Restructuring and Other Costs	Quarter	Quarter	Quarter	Quarter	Total
2008
Restructuring costs:
Workforce reductions	$0.5	$—	$—	$0.1	$0.6
Other costs	1.2	(1.7)	(0.1)	(0.4)	(1.0)

Total restructuring costs	$1.7	$(1.7)	$(0.1)	$(0.3)	$(0.4)

2007
Restructuring costs:
Workforce reductions	$0.6	$1.8	$0.8	$0.9	$4.1
Other costs	3.7	2.6	4.9	8.4	19.6

Total restructuring costs	$4.3	$4.4	$5.7	$9.3	$23.7

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 29, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Report. The independent registered public accounting firm of BDO Seidman, LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Report in Item 8: Financial Statements and Supplementary Data under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Annual Report on Form 10-K. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2008 Proxy Statement under the captions “Proposal Requiring Your Vote—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:

The information required by Item 11 is contained in our 2008 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2008 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities authorized for issuance under equity compensation plans as of February 29, 2008 are as follows:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to		Weighted-average		plans
	be issued upon exercise		exercise price of		(excluding securities
	of outstanding options,		outstanding options,		reflected in the
Plan Category	warrants and rights		warrants and rights		second column)
Equity compensation plans approved by security holders	5,127,233	(1)	$13.46	(2)	13,966,630
Equity compensation plans not approved by security holders	—		n/a		—

Total	5,127,233		13.46		13,966,630

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share, performance unit and restricted stock unit awards; however, the actual number of shares which may be issued, which will be determined based on the satisfaction of certain criteria, may be significantly lower.

(2)	The weighted average exercise price excludes performance shares, performance units and restricted stock units, as there is no exercise price associated with these awards.

All equity awards were granted under our Incentive Compensation Plan, which was first approved by our shareholders in December 1997.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2008 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 14.	Principal Accountant Fees and Services:

The information required by Item 14 is contained in our 2008 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 29, 2008, February 23, 2007 and February 24, 2006

•	Consolidated Balance Sheets as of February 29, 2008 and February 23, 2007

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 29, 2008, February 23, 2007 and February 24, 2006

•	Consolidated Statements of Cash Flows for the Years Ended February 29, 2008, February 23, 2007 and February 24, 2006

•	Notes to the Consolidated Financial Statements

2. Financial Statement Schedules (S-1)

Schedule II—Valuation and Qualifying Accounts

All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

See Index of Exhibits (pages E-1 through E-5)

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

Date: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James P. Hackett James P. Hackett	President and Chief Executive Officer, Director (Principal Executive Officer)	April 28, 2008

/s/ David C. Sylvester David C. Sylvester	Vice President, Chief Financial Officer (Principal Financial Officer)	April 28, 2008

/s/ Mark T. Mossing Mark T. Mossing	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 28, 2008

/s/ William P. Crawford William P. Crawford	Director	April 28, 2008

/s/ Earl D. Holton Earl D. Holton	Director	April 28, 2008

/s/ Michael J. Jandernoa Michael J. Jandernoa	Director	April 28, 2008

/s/ David W. Joos David W. Joos	Director	April 28, 2008

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	April 28, 2008

/s/ Robert C. Pew III Robert C. Pew III	Chair of the Board of Directors, Director	April 28, 2008

/s/ Cathy D. Ross Cathy D. Ross	Director	April 28, 2008

Signature	Title	Date

Peter M. Wege II	Director	April 28, 2008

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	April 28, 2008

/s/ Kate Pew Wolters Kate Pew Wolters	Director	April 28, 2008

SCHEDULE II
STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
	February 29,	February 23,	February 24,
Allowance for Losses on Accounts Receivable	2008	2007	2006
Balance at beginning of year	$23.7	$32.1	$41.6
Additions:
Charged to costs and expenses	9.8	5.9	8.6
Charged to other accounts	0.1	(0.5)	0.3
Deductions and other adjustments (1)	(11.8)	(13.8)	(18.4)

Balance at end of year	$21.8	$23.7	$32.1

(1)	Represents excess of accounts written off over recoveries and other adjustments.

S-1

Index of Exhibits

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1
Credit Agreement, dated as of July 26, 2005 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (3)

4.2	Amendment No. 1 to Credit Agreement, issued August 31, 2006 among Steelcase Inc., certain institutions, JP Morgan Chase Bank, National Association as the administrative agent for the Lenders (4)
4.3	Amended and Restated Agreement, dated as of October 29, 2004, by and between Steelcase Inc. and the Shareholders listed on Schedule A thereto (5)
4.4	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (6)
4.5	Form of Global Note Representing 6.5% Senior Notes Due 2011 (7)
4.6	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (8)
10.1	Steelcase Inc. Restoration Retirement Plan (9)
10.2	First Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.3	2003-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (11)
10.4	2006-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (12)
10.5	2007-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (13)
10.6	2007-2 Amendment to the Steelcase Inc. Restoration Retirement Plan (14)
10.7	Steelcase Inc. Deferred Compensation Plan (15)
10.8	First Amendment to the Steelcase Inc. Deferred Compensation Plan (16)
10.9	2002-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (17)
10.10	2006-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (18)
10.11	2007-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (19)
10.12	2007-2 Amendment to the Steelcase Inc. Deferred Compensation Plan (20)
10.13	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (21)
10.14	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (22)
10.15	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (23)
10.16	2004-1 Amendment to Steelcase Inc. Non-Employee Director Deferred Compensation Plan (24)
10.17	2006-1 Amendment to the Steelcase Inc. Non-Employee Director Deferred Compensation Plan (25)
10.18	Steelcase Inc. Executive Severance Plan (26)
10.19	Steelcase Inc. Executive Supplemental Retirement Plan, amended and restated as of March 27, 2003 (27)
10.20	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (28)
10.21	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (29)
10.22	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007 (30)
10.23	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 24, 2007 (31)
10.24	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Board of Directors Members (32)
10.25	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Executive Management Team Members (33)
10.26	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement Form for Participants in France (34)
10.27	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United States (35)

Exhibit
No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Stock Option Agreement for Participants in the United Kingdom (36)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (37)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (38)
10.31	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form for Board of Directors Members (39)
10.32	Steelcase Inc. Incentive Compensation Plan Restricted Stock Agreement Form (40)
10.33	Steelcase Inc. Incentive Compensation Plan Restricted Stock Units Agreement Form (41)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (42)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (43)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2007) (44)
10.37	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2007) (45)
10.38	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Award Agreement as amended and restated (46)
10.39	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Award Agreement as amended and restated (47)
10.40	Summary of Steelcase Benefit Plan for Outside Directors (48)
10.41	Summary of Compensation for the Board of Directors for Steelcase Inc.
10.42	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (49)
10.43	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (50)
10.44	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (51)
10.45	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (52)
10.46	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and William P. Crawford Trust U/A/D December 27, 1995, as amended. (53)
10.47	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Marilyn M. Crawford Trust U/A/D December 27, 1995, as amended. (54)
10.48	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Walter D. Idema Grandchild Trust for the benefit of William P. Crawford U/A/D December 15, 1965. (55)
10.49	Share Repurchase Agreement dated April 25, 2007, by and between Steelcase Inc. and Walter D. Idema Grandchild Trust No. 2 for the benefit of William P. Crawford U/A/D December 23, 1965. (56)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (57)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (57)

(1)	Filed as the like numbered exhibit to the Company’s Registration Statement on Form S-1 (#333-41647), as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004, and incorporated herein by reference.

(3)	Filed as Exhibit No. 10.01 in the Company’s Form 8-K, as filed with the Commission on August 1, 2005, and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-3(#333-119757) as filed with the Commission on November 23, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit No. 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(7)	Filed as Exhibit No. 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, and incorporated herein by reference.

(8)	Filed as Exhibit No. 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006, and incorporated herein by reference.

(9)	Filed as Exhibit No. 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 1999, as filed with the Commission on May 27, 1999, and incorporated herein by reference.

(10)	Filed as Exhibit No. 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit No. 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.2 in the Company’s Form 8-K, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.2 in the Company’s Form 8-K, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 1999, as filed with the Commission on January 10, 2000, and incorporated herein by reference.

(16)	Filed as Exhibit No. 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2001, as filed with the Commission on July 9, 2001, and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.01 in the Company’s Form 8-K, as filed with the Commission on November 22, 2005, and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.3 in the Company’s Form 8-K, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(21)	Filed as the like numbered exhibit to Amendment 2 to the Company’s Registration Statement on Form S-1 (#333-41647), as filed with the Commission on January 20, 1998, and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 1998, as filed with the Commission on May 28, 1998, and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 1999, as filed with the Commission on October 12, 1999, and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2003, as filed with the Commission on October 10, 2003, and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2005, as filed with the Commission on May 6, 2005, and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.1 in the Company’s Form 8-K, as filed with the Commission on February 9, 2007, and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2003, as filed with the Commission on May 16, 2003, and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2005, as filed with the Commission on May 5, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.01 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 25, 2005, as filed with the Commission on July 1, 2005, and incorporated herein by reference.

(30)	Filed as the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007, and incorporated herein by reference.

(31)	Filed as the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007, and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.01 in the Company’s Form 8-K, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.02 in the Company’s Form 8-K, as filed with the Commission on May 25, 2005, and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005, and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.01 in the Company’s Form 8-K, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.02 in the Company’s Form 8-K, as filed with the Commission on March 22, 2005, and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006, and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007, and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007, and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.1 in the Company’s Form 8-K, as filed with the Commission on March 31, 2006, and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004, and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.01 in the Company’s Form 8-K, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(52)	Filed as Exhibit No. 10.02 in the Company’s Form 8-K, as filed with the Commission on January 30, 2006, and incorporated herein by reference.

(53)	Filed as Exhibit No. 10.1 in the Company’s Form 8-K, as filed with the Commission on April 26, 2007, and incorporated herein by reference.

(54)	Filed as Exhibit No. 10.2 in the Company’s Form 8-K, as filed with the Commission on April 26, 2007, and incorporated herein by reference.

(55)	Filed as Exhibit No. 10.3 in the Company’s Form 8-K, as filed with the Commission on April 26, 2007, and incorporated herein by reference.

(56)	Filed as Exhibit No. 10.4 in the Company’s Form 8-K, as filed with the Commission on April 26, 2007, and incorporated herein by reference.

(57)	Filed as the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002, and incorporated herein by reference.