Form 10-Q
period 2008-05-30
STEELCASE INC
filed 2008-07-09
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 7, 2008, Steelcase Inc. had 79,361,891 shares of Class A Common Stock and 55,703,531 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 30, 2008

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended
	May 30,	May 25,
	2008	2007
Revenue	$815.7	$808.5
Cost of sales	544.7	542.8
Restructuring costs	4.8	1.7

Gross profit	266.2	264.0
Operating expenses	227.0	215.7
Restructuring costs	2.4	—

Operating income	36.8	48.3
Interest expense	(4.3)	(4.4)
Other income, net	1.5	7.4

Income before income tax expense	34.0	51.3
Income tax expense	11.9	17.7

Net income	$22.1	$33.6

Basic and diluted earnings per share	$0.16	$0.23

Dividends declared and paid per common share	$0.15	$0.15

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 30,	February 29,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$88.7	$213.9
Short-term investments	54.3	50.1
Accounts receivable, net	395.8	397.0
Inventories	170.4	146.7
Other current assets	134.4	127.0

Total current assets	843.6	934.7

Property and equipment, net	487.6	478.4
Company-owned life insurance	213.8	210.6
Goodwill and other intangible assets, net	265.4	265.6
Other assets	230.8	235.1

Total assets	$2,041.2	$2,124.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247.7	$246.9
Short-term borrowings and current maturities of long-term debt	8.1	8.2
Accrued expenses:
Employee compensation	143.1	181.3
Employee benefit plan obligations	21.2	39.0
Other	227.2	207.6

Total current liabilities	647.3	683.0

Long-term liabilities:
Long-term debt less current maturities	252.0	250.5
Employee benefit plan obligations	183.3	183.4
Other long-term liabilities	77.1	96.6

Total long-term liabilities	512.4	530.5

Total liabilities	1,159.7	1,213.5

Shareholders’ equity:
Common stock	72.2	114.7
Additional paid-in capital	5.8	5.0
Accumulated other comprehensive income	27.9	17.4
Retained earnings	775.6	773.8

Total shareholders’ equity	881.5	910.9

Total liabilities and shareholders’ equity	$2,041.2	$2,124.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	May 30,	May 25,
	2008	2007
OPERATING ACTIVITIES
Net income	$22.1	$33.6
Depreciation and amortization	22.4	22.1
Changes in operating assets and liabilities	(113.9)	(108.1)
Other, net	12.6	7.5

Net cash used in operating activities	(56.8)	(44.9)

INVESTING ACTIVITIES
Capital expenditures	(17.9)	(12.6)
Net liquidations (purchases) of investments	5.0	(23.2)
Proceeds from disposal of fixed assets	2.8	14.4
Other, net	4.4	7.8

Net cash used in investing activities	(5.7)	(13.6)

FINANCING ACTIVITIES
Dividends paid	(20.3)	(22.1)
Common stock repurchases	(46.3)	(69.6)
Common stock issuances	0.2	9.9
Other, net	3.2	3.2

Net cash used in financing activities	(63.2)	(78.6)

Effect of exchange rate changes on cash and cash equivalents	0.5	3.5

Net decrease in cash and cash equivalents	(125.2)	(133.6)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$88.7	$393.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (“Form 10-K”). The Condensed Consolidated Balance Sheet at February 29, 2008 is derived from the audited Consolidated Balance Sheet included in our Form 10-K. As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority-owned subsidiaries.

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

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented on the balance sheet within equity, but separate from the parent’s equity, (ii) the amount of net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the statement of income and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our future disclosures.

3.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. It excludes the dilutive effect of additional common shares that would have been outstanding if the shares under our stock incentive plans had been issued and the dilutive effect of restricted shares to the extent those shares have not vested.

Diluted earnings per share includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 2.8 million options for 2009 and 1.1 million options for 2008 because those potential shares were not dilutive.

	Three Months Ended
	May 30,	May 25,
Computation of Earnings per Share	2008	2007
Net income	$22.1	$33.6

Weighted-average shares outstanding for basic net earnings per share (in millions)	136.1	145.5
Effect of dilutive stock-based compensation (in millions)	0.5	1.2

Adjusted weighted-average shares outstanding for diluted net earnings per share (in millions)	136.6	146.7

Net earnings per share of common stock:
Basic	$0.16	$0.23

Diluted	$0.16	$0.23

Total shares outstanding at period end (in millions)	135.1	144.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended
	May 30,	May 25,
Components of Comprehensive Income	2008	2007
Net income	$22.1	$33.6
Other comprehensive income (loss):
Foreign currency translation	7.5	10.0
Derivative adjustments, net of tax of $0.0 and $0.0	(0.1)	(0.1)
Unrealized net gain on investments, net of tax of $1.8	4.2	—
Minimum pension liability, net of tax of $(0.6) and $(0.6)	(1.1)	(1.1)

Total	10.5	8.8

Comprehensive income	$32.6	$42.4

5.	FAIR VALUE

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as of March 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Assets and liabilities measured at fair value, primarily related to financial instruments, included in our Condensed Consolidated Balance Sheets as of May 30, 2008 are summarized below:

Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Managed investment portfolio	$46.0	$—	$—	$46.0
Auction rate securities	—	—	23.6	23.6
Available-for-sale securities	8.3	—	—	8.3
Canadian asset-backed commercial paper	—	—	4.1	4.1
Foreign exchange forward contracts	—	0.2	—	0.2
Privately-held equity investments	—	—	0.9	0.9

Total assets	$54.3	$0.2	$28.6	$83.1

Liabilities:
Foreign exchange forward contracts	$—	$0.1	$—	$0.1

Managed Investment Portfolio and Available-for-Sale Securities

Our managed investment portfolio consists of U.S. Government agency and corporate debt instruments. Fair values for investments in our managed investment portfolio and our available-for-sale equity securities are based upon valuations for identical instruments in active markets.

Auction Rate Securities

As of May 30, 2008, we held auction rate securities (“ARS”) totaling $26.5 of par value that continue failing to clear at auctions as the market for these types of securities remains effectively shut-down. Accordingly, in 2008, we reclassified the investments to long-term assets and recognized a temporary unrealized loss of $2.6 in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Although we continue to earn interest on these investments at the maximum contractual rates, during Q1 2009, we further reduced these long-term investments to their estimated fair value of $23.6 and recorded an unrealized loss of $0.3 in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheet, as we continue to believe the impairment is temporary.

We concluded no permanent impairment losses occurred in Q1 2009 as the decline in market value is due to general market conditions. These investments continue to carry strong credit ratings, and we have the intent and ability to hold these securities until the anticipated recovery in market value occurs given our current liquidity and capital structure. We will continue to monitor these securities and may be required to record an impairment charge if the decline in fair value is determined to be other than temporary. We estimated the fair value of the ARS based on prices provided by the firm managing our investments, supported by our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing the assets in a current transaction, which could change significantly over time based on market conditions.

Canadian Asset-Backed Commercial Paper

As of May 30, 2008, we held one investment in Canadian asset-backed commercial paper (“ABCP”) with an original cost of $5.0. As a result of a lack of liquidity in the Canadian ABCP market, the ABCP did not settle on maturity and is considered to be in default. During 2008, we reclassified the investment to long-term and recognized a $0.9 impairment loss on the investment.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Since Q3 2008, a pan-Canadian restructuring committee consisting of major investors has been working to develop a solution to the liquidity problem affecting the ABCP market. A restructuring was affected in June 2008 which would result in the exchange of the ABCP currently held by investors for a variety of new long-term floating-rate notes. Certain commercial investors are appealing the proposed restructuring, but we expect resolution of the appeal in July 2008. We expect the majority of our replacement notes to receive a AA credit rating by Dominion Bond Rating Service, the highest credit rating issued for Canadian commercial paper.

Based on the defaulted status of our investment as of May 30, 2008, we evaluated our investment for additional impairment using a discounted cash flow analysis, based on the types of securities we expect to receive from the restructuring plan. Our analysis concluded that no further impairment was necessary in Q1 2009.

Foreign Exchange Forward Contracts

From time to time, we enter into forward contracts to mitigate the risk of translation into U.S. dollars of certain foreign-denominated net income, assets and liabilities. We primarily hedge intercompany working capital loans and certain forecasted transactions. The fair value of foreign exchange forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Privately-Held Equity Investments

Privately-held equity investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the underlying performance of the privately-held companies to determine if potential declines in estimated fair value exist and are other than temporary.

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the quarter ended May 30, 2008. The ARS, ABCP and privately-held equity securities were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

		Canadian
		Asset-Backed	Privately-
	Auction Rate	Commercial	Held Equity
Rollforward of Fair Value Using Level 3 Inputs	Securities	Paper	Investments
Balance as of March 1, 2008	$23.9	$4.1	$2.2
Reclassified to Level 1 available-for-sale securities	—	—	(1.3)
Total unrealized loss included in other comprehensive income	(0.3)	—	—

Balance as of May 30, 2008	$23.6	$4.1	$0.9

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6.	INVENTORIES

Following is a summary of inventories as of May 30, 2008 and February 29, 2008:

	May 30,	February 29,
Inventories	2008	2008
Finished goods	$107.3	$87.9
Work in process	24.6	20.9
Raw materials	69.3	67.5

	201.2	176.3
LIFO reserve	(30.8)	(29.6)

	$170.4	$146.7

The portion of inventories determined by the LIFO method aggregated $57.3 as of May 30, 2008 and $54.4 as of February 29, 2008.

7.  EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
			Post-Retirement
	Pension Plans		Plans
	May 30,	May 25,	May 30,	May 25,
Components of Expense	2008	2007	2008	2007
Service cost	$0.5	$0.6	$0.2	$0.3
Interest cost	1.3	1.1	2.1	1.9
Amortization of prior year service gain	—	—	(1.8)	(1.8)
Expected return on plan assets	(0.9)	(0.9)	—	—
Adjustment due to plan curtailment	—	—	—	(0.4)
Amortization of unrecognized net actuarial loss	0.1	0.1	—	—

Net expense	$1.0	$0.9	$0.5	$—

We expect to contribute approximately $3 to our pension plans and $12 to our post-retirement benefit plans during 2009. As of May 30, 2008, contributions of approximately $1.7 and $3.3 have been made to our pension and post-retirement plans, respectively.

We expect to receive approximately $1.4 in Medicare Part D subsidy reimbursements during 2009. During Q1 2009, we received $0.1 in Medicare Part D subsidy reimbursements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within Accrued expenses: Other on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 29, 2008	$21.6
Accruals for warranty charges	3.5
Settlements and adjustments	(4.3)

Balance as of May 30, 2008	$20.8

9.	REPORTABLE SEGMENTS

We operate under the North America and International reportable segments, plus an “Other” category. Our Other category includes the Coalesse Group (formerly the Premium Group), PolyVision and IDEO subsidiaries. Prior to Q1 2009, the Other category also included our Financial Services subsidiary. In recent years, we have significantly reduced the capital invested in, and related operations of, Financial Services, including the use of third parties to provide lease funding to customers and a reduction in the nature and level of financing services provided to our dealers. As a result, we integrated the remaining operations of Financial Services into the North America segment in Q1 2009. Due to the change in the nature of the operations, we have not reclassified prior year financial results of Financial Services to North America; accordingly, the Q1 2008 financial results remain in the Other category. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for Q1 2009 and 2008 and total assets as of May 30, 2008 and February 29, 2008 by segment are presented below:

	Three Months Ended
	May 30,	May 25,
Reportable Segment Income Statement Data	2008	2007
Revenue
North America	$430.7	$473.2
International	252.8	195.8
Other	132.2	139.5

Consolidated revenue	$815.7	$808.5

Operating income (loss)
North America	$34.3	$34.4
International	12.4	13.1
Other	(4.2)	7.7
Corporate	(5.7)	(6.9)

Consolidated operating income	$36.8	$48.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	May 30,	February 29,
Reportable Segment Balance Sheet Data	2008	2008
Total assets
North America	$794.8	$797.1
International	563.2	546.8
Other	296.5	321.3
Corporate	386.7	459.2

Consolidated total assets	$2,041.2	$2,124.4

10.	RESTRUCTURING ACTIVITIES

During Q1 2009, we recorded credits of $3.0 in our North America segment related to remaining gain contingencies associated with the sale of our Grand Rapids manufacturing campus and an adjustment of a related environmental reserve. These credits offset previously recognized impairment charges in connection with our Grand Rapids restructuring plan announced in Q1 2006.

The following actions announced in Q4 2008 and Q1 2009 are targeted toward further modernizing our industrial system, rebalancing our workforce to better align with our growth opportunities and improving profitability at PolyVision.

Within the North America segment, we are closing one manufacturing facility and transferring its production, along with certain products from another facility, to other manufacturing facilities within our network. We expect these actions to be completed by the end of Q3 2009. During Q1 2009, we recorded $4.4 in costs associated with this plan which included employee termination costs, impairment of certain fixed assets and relocation costs.

In Q1 2009, we announced the launch of various white-collar “reinvention” initiatives across our business in an effort to curb the automatic replacement of future attrition and retirements and rebalance our workforce to better align with our growth opportunities. In connection with these efforts, we are estimating a net reduction of 200 to 250 white-collar jobs across our North America segment and Other category by the end of 2010. Some of those jobs will relocate to a company-owned shared service center, some to third parties and some may be eliminated as we continue to modernize our processes. We incurred $2.5 in employee termination costs associated with this plan in Q1 2009.

We recorded a charge of $2.4 in our Other category during Q1 2009 related to the closure of our Oakland, California (Metro) manufacturing facility, as we continue to consolidate front office and manufacturing operations with other Coalesse Group and North America locations. As of the end of Q1 2009, we incurred a cumulative total of $3.3 in costs related to employee termination costs, relocation costs and impairment of certain fixed assets in connection with this initiative. We expect to complete this initiative by the end of Q3 2009.

Also within the Other Category, we closed a PolyVision facility during Q1 2009. This closure was linked to a decision to exit a portion of the public-bid contractor whiteboard fabrication business where profit margins are the lowest. During Q1 2009, we incurred $0.6 in employee termination costs and relocation costs associated with this action.

Additionally in Q1 2009, we recorded a credit of $0.9 within our International segment for an insurance settlement related to prior years’ restructuring activities. We also incurred charges of $0.7 related to a business model change in Italy and $0.5 related to other matters.

Restructuring costs are summarized in the following table:

	Three Months Ended
	May 30,	May 25,
Restructuring Costs	2008	2007
Cost of sales:
North America	2.8	$1.7
International	(0.4)	—
Other	2.4	—

	4.8	1.7

Operating expenses:
North America	0.9	—
International	0.7	—
Other	0.8	—

	2.4	—

Totals	$7.2	$1.7

Below is a summary of the net additions (credits), recoveries (payments) and adjustments to the restructuring reserve balance during Q1 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 29, 2008	$2.5	$2.6	$5.1
Additions (credits), net	9.2	(2.0)	7.2
(Payments) recoveries, net	(3.9)	1.1	(2.8)
Adjustments	(0.4)	(0.3)	(0.7)

Reserve balance as of May 30, 2008	$7.4	$1.4	$8.8

The reserve balance as of May 30, 2008 primarily related to employee termination costs associated with our recently announced reinvention initiatives and closures of certain manufacturing facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our February 29, 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 28, 2008. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended
	May 30,		May 25,
Income Statement Data	2008		2007
Revenue	$815.7	100.0%	$808.5	100.0%
Cost of sales	544.7	66.8	542.8	67.1
Restructuring costs	4.8	0.6	1.7	0.2

Gross profit	266.2	32.6	264.0	32.7
Operating expenses	227.0	27.8	215.7	26.7
Restructuring costs	2.4	0.3	—	—

Operating income	36.8	4.5	48.3	6.0
Interest expense and other income, net	(2.8)	(0.3)	3.0	0.4

Income before income tax expense	34.0	4.2	51.3	6.4
Income tax expense	11.9	1.5	17.7	2.2

Net income	$22.1	2.7%	$33.6	4.2%

Overview

Net income decreased by $11.5 in Q1 2009 to $22.1, or $0.16 per share, compared to $33.6, or $0.23 per share, in the same quarter last year. The decrease was primarily the result of an operating loss in the Other category, increased restructuring charges and less interest income in Q1 2009 versus the same quarter last year.

Revenue was $815.7 in Q1 2009, a slight increase compared to the same period last year. Revenue decreased by 9.0% in our North America segment, offset by a 29.1% increase in our International segment. Q1 2009 revenue included $30.6 of favorable currency translation effects versus the same quarter last year, offset in part by a $10.9 decrease due to dealer deconsolidations, net of acquisitions that were completed during the last four quarters.

Cost of sales, which is reported separately from restructuring costs, decreased as a percentage of revenue by 30 basis points during Q1 2009, primarily due to improvements in our North America segment, largely offset by increases in our International segment and Other category. The net improvement was offset by higher restructuring charges in the current year, which resulted in gross margin of 32.6% in Q1 2009 compared to 32.7% in Q1 2008.

Operating expenses, which are reported separately from restructuring costs, increased by $11.3 in Q1 2009, compared to the same period last year. The increase in operating expenses for the quarter was due to unfavorable currency translation effects, increased product development and showroom spending, increased spending related to the launch of our Coalesse brand and our on-going expansion efforts in emerging markets. The increases were partially offset by the timing of a national sales and dealer conference included in the first quarter of the prior year, currently scheduled for the third quarter of this year, lower expenses due to dealer deconsolidations, net of acquisitions completed during the last four quarters and lower variable compensation.

Q1 2009 operating income was $36.8 compared to $48.3 in the prior year. The decrease was primarily due to higher restructuring costs and an operating loss in our Other category.

Restructuring costs of $7.2 incurred in Q1 2009 primarily related to the consolidation of manufacturing facilities within our North America segment and Other category, and our white-collar reinvention initiatives, partially offset by final post-sale gains related to the exit of our Grand Rapids manufacturing campus and certain other credits related to previous restructuring activities.

We expect our effective tax rate to approximate 35% for 2009.

Interest Expense and Other Income, Net

	Three Months Ended
	May 30,	May 25,
Interest Expense and Other Income, Net	2008	2007
Interest expense	$(4.3)	$(4.4)

Other income, net:
Interest income	2.2	6.5
Equity in income of unconsolidated ventures	1.1	1.1
Elimination of minority interest in consolidated dealers	(0.5)	(1.0)
Other (expense) income, net	(1.3)	0.8

Total other income, net	1.5	7.4

Total interest expense and other income, net	$(2.8)	$3.0

Interest income in Q1 2009 was lower than the prior year due to lower average cash balances and lower interest rates earned on those balances.

Business Segment Review

See additional information regarding our business segments in Note 9 to the condensed consolidated financial statements.

North America

	Three Months Ended
	May 30,		May 25,
Income Statement Data — North America	2008		2007
Revenue	$430.7	100.0%	$473.2	100.0%
Cost of sales	288.3	66.9	325.6	68.8
Restructuring costs	2.8	0.7	1.7	0.4

Gross profit	139.6	32.4	145.9	30.8
Operating expenses	104.4	24.2	111.5	23.5
Restructuring costs	0.9	0.2	—	—

Operating income	$34.3	8.0%	$34.4	7.3%

Operating income improved to 8.0% of revenue in Q1 2009 compared to 7.3% of revenue in the same quarter last year, driven by lower cost of sales, offset in part by higher restructuring costs and higher operating expenses as a percent of revenue.

North America revenue, which accounted for approximately 53% of consolidated revenue for the quarter, decreased by 9.0% from the same quarter last year. The Q1 2009 decrease was primarily due to a $20.1 negative impact from dealer deconsolidations completed during the last four quarters and decreased volume in the financial services sector, compared to a strong quarter last year. Most other sectors had modest increases or decreases in revenue versus the same period last year, except for healthcare, which had double-digit revenue growth again this quarter. Additionally, growth in Canada and various cities across the Southern U.S. partially offset declines experienced in the financial services sector in the New York region.

Cost of sales, which is reported separately from restructuring costs, improved as a percent of revenue by 190 basis points in the current quarter versus the same quarter last year. The Q1 2009 improvement was driven by a $3.8 favorable property tax settlement, improved pricing yield and continued plant efficiencies, partially offset by increased direct material and energy-related inflation. We expect the effects of such inflation to continue to increase during Q2 2009.

Operating expenses, which are reported separately from restructuring costs, increased to 24.2% of revenue in the current quarter from 23.5% in the same quarter last year, although in absolute dollars, operating expenses decreased by $7.1. The decrease in absolute dollars was primarily due to dealer deconsolidations completed during the last four quarters, lower variable compensation and the timing of a national sales and dealer conference included in the first quarter of the prior year, currently scheduled for the third quarter of this year, offset in part by increased product development and showroom spending.

International

	Three Months Ended
	May 30,		May 25,
Income Statement Data — International	2008		2007
Revenue	$252.8	100.0%	$195.8	100.0%
Cost of sales	170.3	67.4	128.4	65.6
Restructuring benefits	(0.4)	(0.2)	—	—

Gross profit	82.9	32.8	67.4	34.4
Operating expenses	69.8	27.6	54.3	27.7
Restructuring costs	0.7	0.3	—	—

Operating income	$12.4	4.9%	$13.1	6.7%

International reported operating income of 4.9% of revenue in Q1 2009 compared to 6.7% of revenue in the same quarter last year, driven by lower gross margins.

International revenue represented approximately 31% of consolidated revenue in Q1 2009 and increased by 29.1% from the same quarter last year. Revenue growth was primarily due to increases in Germany, the Middle East, Benelux, Africa and Latin America. Currency translation and net acquisitions completed during the last four quarters had the effect of increasing revenue by $26.2 and $9.2, respectively, in Q1 2009 as compared to the same quarter last year.

Cost of sales, which is reported separately from restructuring costs, as a percentage of revenue increased by 180 basis points in Q1 2009 compared to the same quarter last year. The deterioration was due to unfavorable currency impacts in the United Kingdom, higher costs in a few small markets, including China, Italy and Morocco, and other product and business mix shifts.

Operating expenses, which are reported separately from restructuring costs, increased by $15.5 during Q1 2009 compared to the same quarter last year. The increases were driven by unfavorable currency translation effects, net acquisitions completed during the last four quarters, additional growth-related spending in Asia and dealer-related charges.

Other

	Three Months Ended
	May 30,		May 25,
Income Statement Data — Other	2008		2007
Revenue	$132.2	100.0%	$139.5	100.0%
Cost of sales	86.1	65.1	88.8	63.7
Restructuring costs	2.4	1.8	—	—

Gross profit	43.7	33.1	50.7	36.3
Operating expenses	47.1	35.7	43.0	30.8
Restructuring costs	0.8	0.6	—	—

Operating (loss) income	$(4.2)	(3.2)%	$7.7	5.5%

Our Other category includes the Coalesse Group, PolyVision and IDEO subsidiaries. As discussed in Note 9 to the condensed consolidated financial statements, prior to Q1 2009, the Other category also included our Financial Services subsidiary. We have not reclassified prior year financial results of Financial Services to North America; accordingly, the Q1 2008 financial results remain in the Other category. The Other category included approximately $4 of operating income from Financial Services in Q1 2008 which primarily related to residual gains from several early lease terminations that we had originated and funded in prior years.

The operating loss for the Other category was $4.2 during Q1 2009, an $11.9 deterioration compared to the same quarter last year. The decrease was primarily due to lower operating income performance within the Coalesse Group, prior year gains within Financial Services and current year restructuring costs. Restructuring costs of $3.2 incurred in Q1 2009 primarily related to the closure of two manufacturing facilities; one within the Coalesse Group and one at PolyVision.

The Coalesse Group recorded a small operating loss (before restructuring costs) in Q1 2009, which represented a significant decline from the same quarter last year. The current year loss resulted from decreased volume, temporary inefficiencies associated with the consolidation of manufacturing activities announced last quarter and investments underlying the launch of the Coalesse brand and various new products.

PolyVision results improved compared to Q1 2008 despite lower sales associated with exiting a portion of the public-bid contractor whiteboard fabrication business. We incurred restructuring costs in Q1 2009 related to the closure of a manufacturing facility that supported this portion of the business.

IDEO sales increased compared to the same quarter in the prior year, but operating income growth was offset by higher variable compensation earned by certain members of IDEO management in connection with an agreement to enable them to acquire an ownership interest in IDEO.

Corporate

	Three Months Ended
	May 30,	May 25,
Income Statement Data—Corporate	2008	2007
Operating expenses	$5.7	$6.9

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the three months ended May 30, 2008 and May 25, 2007:

	Three Months Ended
	May 30,	May 25,
Cash Flow Data	2008	2007
Net cash used in:
Operating activities	$(56.8)	$(44.9)
Investing activities	(5.7)	(13.6)
Financing activities	(63.2)	(78.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	3.5

Net decrease in cash and cash equivalents	(125.2)	(133.6)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$88.7	$393.6

We believe we currently need approximately $50 to fund the day-to-day operations of our business. Our current target is to maintain an additional $100 of cash and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter due to slight seasonality in our business and the timing of certain disbursements. As of the end of Q1 2009, we held a total of $143.0 in cash and short-term investments. We plan to use our ongoing cash generation to reinvest in our business and to return value to shareholders in the form of dividends and share repurchases. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities.

Cash used in operating activities

	Three Months Ended
	May 30,	May 25,
Cash Flow Data—Operating Activities	2008	2007
Net income	$22.1	$33.6
Depreciation and amortization	22.4	22.1
Changes in operating assets and liabilities	(113.9)	(108.1)
Other, net	12.6	7.5

Net cash used in operating activities	$(56.8)	$(44.9)

Net cash used in operating activities during Q1 2009 primarily related to normal seasonal payments for annual variable compensation and retirement contributions and a temporary increase in finished goods inventory. Finished goods inventory increased in the North America and International segments primarily due to timing of projects.

Cash used in investing activities

	Three Months Ended
	May 30,	May 25,
Cash Flow Data—Investing Activities	2008	2007
Capital expenditures	$(17.9)	$(12.6)
Net liquidations (purchases) of investments	5.0	(23.2)
Proceeds from disposal of fixed assets	2.8	14.4
Other, net	4.4	7.8

Net cash used in investing activities	$(5.7)	$(13.6)

Cash used in investing activities during Q1 2009 primarily related to capital expenditures. The increase in capital expenditures compared to the prior year is related to increased new product development efforts and investments in our showrooms and corporate facilities.

Cash used in financing activities

	Three Months Ended
	May 30,	May 25,
Cash Flow Data—Financing Activities	2008	2007
Dividends paid	$(20.3)	$(22.1)
Common stock repurchases	(46.3)	(69.6)
Common stock issuances	0.2	9.9
Other, net	3.2	3.2

Net cash used in financing activities	$(63.2)	$(78.6)

The primary uses of cash in financing activities continue to relate to share repurchases and dividends.

We paid common stock dividends of $0.15 per share during Q1 2009 and Q1 2008.

Common stock repurchases of 3.8 million shares totaled $46.3 in Q1 2009. As of the end of Q1 2009, we had $227.8 available under the $250 share repurchase program approved by our Board of Directors in December 2007. We have no outstanding share repurchase commitments.

Share repurchases in Q1 2009 and 2008 included $1.7 and $2.6, respectively, of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan.

Off-Balance Sheet Arrangements

During Q1 2009, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q1 2009, there were no material changes to our contractual obligations.

Liquidity Facilities

Our total liquidity facilities as of May 30, 2008 consisted of:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	117.4

Total credit lines available	317.4
Less:
Borrowings outstanding	8.4
Standby letters of credit	22.0

Available capacity (subject to covenant constraints)	$287.0

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during Q1 2009, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of May 30, 2008 was $260.1. Our debt primarily consists of $249.6 in term notes due in 2012 with an effective interest rate of 6.3%.

We currently have investments in auction rate securities (“ARS”) and one Canadian asset-backed commercial paper (“ABCP”) investment with a total par value of $31.5 and an estimated fair value of $27.7. These securities are included in Other assets on the Condensed Consolidated Balance Sheets due to the tightening of the U.S. credit markets, failure of ARS to clear at auctions and lack of liquid markets for ARS or ABCP. We intend to hold these investments until the market recovers and do not anticipate having to sell these investments in order to operate our business. See Note 5 to the condensed consolidated financial statements for additional information.

The current cash and short-term investment balances, cash generated from future operations and available credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs.

Our long-term debt rating is BBB with a stable outlook from Standard & Poor’s and Baa3 with a stable outlook from Moody’s Investor Services.

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

Foreign Exchange Risk

During Q1 2009, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q1 2009, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q1 2009, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 30, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q1 2009.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
3/1/08 — 4/4/08	2,457,807		$12.92	2,361,700	$241.9
4/5/08 — 5/2/08	1,265,551		$11.15	1,265,551	$227.8
5/3/08 — 5/30/08	35,476		$12.02	—	$227.8

Total	3,758,834	(2)	$12.32	3,627,251

(1)	In June 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $100 of shares of our common stock. During Q1 2009, we completed the remaining repurchases approved under this program.

In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to an additional $250 of shares of our common stock. This program has no specific expiration date.

(2)	131,583 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: July 9, 2008

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2009)(1)
10.2	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2009)(1)
10.3	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement(1)
10.4	2008-1 Amendment to the Steelcase Inc. Management Incentive Plan
10.5	Summary of Compensation for the Board of Directors for Steelcase Inc.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the like numbered exhibit to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 and incorporated herein by reference.