Form 10-Q
period 2008-08-29
STEELCASE INC
filed 2008-10-07
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2008
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

(Registrant’s telephone number, including area code) (616) 247-2710
N/A
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

As of October 6, 2008, Steelcase Inc. had 78,573,663 shares of Class A Common Stock and 55,703,531 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 29, 2008

INDEX

		Page No.
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Income for the Three and Six Months Ended August 29, 2008 and August 24, 2007	1
	Condensed Consolidated Balance Sheets as of August 29, 2008 and February 29, 2008	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 29, 2008 and August 24, 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II	Other Information	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23
Exhibit Index		24
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
	2008	2007	2008	2007
Revenue	$901.8	$825.2	$1,717.5	$1,633.6
Cost of sales	615.1	549.1	1,159.7	1,091.7
Restructuring costs	8.7	(1.7)	13.5	—

Gross profit	278.0	277.8	544.3	541.9
Operating expenses	231.7	222.8	458.8	438.6
Restructuring costs	0.3	—	2.7	—

Operating income	46.0	55.0	82.8	103.3
Interest expense	(4.3)	(4.0)	(8.6)	(8.3)
Other income, net	4.3	10.8	5.8	18.2

Income before income tax expense	46.0	61.8	80.0	113.2
Income tax expense	14.6	24.1	26.4	41.9

Net income	$31.4	$37.7	$53.6	$71.3

Earnings per share:
Basic	$0.23	$0.26	$0.40	$0.50

Diluted	$0.23	$0.26	$0.39	$0.49

Dividends declared and paid per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)	(Restated)
	August 29,	February 29,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$70.8	$213.9
Short-term investments	57.9	50.1
Accounts receivable, net	430.8	397.0
Inventories	159.0	146.7
Other current assets	126.2	127.0

Total current assets	844.7	934.7

Property and equipment, net	482.6	478.4
Company-owned life insurance	211.6	210.6
Goodwill and other intangible assets, net	285.9	301.0
Other assets	195.6	199.7

Total assets	$2,020.4	$2,124.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233.5	$246.9
Short-term borrowings and current maturities of long-term debt	6.6	8.2
Accrued expenses:
Employee compensation	148.9	181.3
Employee benefit plan obligations	26.3	39.0
Other	209.5	207.6

Total current liabilities	624.8	683.0

Long-term liabilities:
Long-term debt less current maturities	251.3	250.5
Employee benefit plan obligations	184.1	183.4
Other long-term liabilities	85.8	96.6

Total long-term liabilities	521.2	530.5

Total liabilities	1,146.0	1,213.5

Shareholders’ equity:
Common stock	66.3	114.7
Additional paid-in capital	6.2	5.0
Accumulated other comprehensive income	15.1	17.4
Retained earnings	786.8	773.8

Total shareholders’ equity	874.4	910.9

Total liabilities and shareholders’ equity	$2,020.4	$2,124.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	August 29,	August 24,
	2008	2007
OPERATING ACTIVITIES
Net income	$53.6	$71.3
Depreciation and amortization	45.3	44.7
Changes in operating assets and liabilities	(146.9)	(59.4)
Other, net	14.1	5.8

Net cash (used in) provided by operating activities	(33.9)	62.4

INVESTING ACTIVITIES
Capital expenditures	(44.9)	(31.2)
Net purchases of investments	(0.9)	(35.7)
Proceeds from disposal of fixed assets	4.0	14.8
Business divestitures	15.8	(3.0)
Other, net	10.1	9.3

Net cash used in investing activities	(15.9)	(45.8)

FINANCING ACTIVITIES
Dividends paid	(40.5)	(43.7)
Common stock repurchases	(54.2)	(109.8)
Common stock issuances	0.3	10.5
Other, net	3.0	3.9

Net cash used in financing activities	(91.4)	(139.1)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	5.2

Net decrease in cash and cash equivalents	(143.1)	(117.3)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$70.8	$409.9

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

The Condensed Consolidated Balance Sheet at February 29, 2008 was derived from the audited Consolidated Balance Sheet included in our Form 10-K. During Q2 2009, we determined that we had not appropriately recorded deferred tax liabilities on certain intangible assets acquired prior to February 29, 2008. Accordingly, we restated our February 29, 2008 balance sheet to correct goodwill and deferred tax liabilities related to prior acquisitions. These corrections increased goodwill by $35.4 ($32.8 in our Other category, $1.4 in our North America segment and $1.2 in our International segment) as reported in the Condensed Consolidated Balance Sheet as Goodwill and other intangibles, net and decreased deferred tax assets by a corresponding amount as reported in the Condensed Consolidated Balance Sheet as Other assets. We did not amend our February 29, 2008 Form 10-K or any other prior period filing, as these corrections were not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statements of Income, earnings per share, retained earnings or our cash flows from operating, financing or investing activities.

As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority-owned subsidiaries. In addition, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

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

FSP No. 157-2

In February 2008, the FASB issued FASB Staff Position on Statement 157, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Although we believe the adoption may impact the way in which we calculate fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not believe the adoption of FSP No. 157-2 will have a material impact on our consolidated financial statements. We applied SFAS No. 157 to all other fair value measurements effective March 1, 2008. See Note 6 for additional information.

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

3.	BUSINESS DIVESTITURE

During Q2 2009, we sold Custom Cable Industries, Inc. (“Custom Cable”), a wholly-owned subsidiary in our North America segment. Total proceeds, including limited seller financing are expected to aggregate $17.7. In connection with the sale, we recorded an operating loss of $1.8 within our Corporate costs and also recorded net tax benefits of $2.3. As a result, the net income impact of the sale was a gain of $0.5. Our Condensed Consolidated Statement of Income for the six months ended August 29, 2008 includes $11.2 of revenue, $3.9 of gross profit, $2.1 of operating expenses and $1.8 of operating income related to Custom Cable.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share also includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 4.1 million options for 2009 and 1.1 million options for 2008 because those potential shares were not dilutive.

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
Computation of Earnings per Share	2008	2007	2008	2007

Net income	$31.4	$37.7	$53.6	$71.3

Weighted-average shares outstanding for basic earnings per share (in millions)	134.4	143.2	135.3	144.3
Effect of dilutive stock-based compensation (in millions)	0.4	1.1	0.4	1.2

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	134.8	144.3	135.7	145.5

Earnings per share of common stock:
Basic	$0.23	$0.26	$0.40	$0.50

Diluted	$0.23	$0.26	$0.39	$0.49

Total shares outstanding at period end (in millions)	134.3	142.2	134.3	142.2

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended
	August 29,	August 24,
Components of Comprehensive Income	2008	2007
Net income	$31.4	$37.7
Other comprehensive (loss) income:
Foreign currency translation	(10.4)	3.2
Derivative adjustments, net of tax of $0.0 and $0.1	(0.1)	(0.1)
Unrealized net loss on investments, net of tax of $0.8	(1.3)	—
Minimum pension liability, net of tax of $0.7 and $1.0	(1.1)	(1.5)

Total	(12.9)	1.6

Comprehensive income	$18.5	$39.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended
	August 29,	August 24,
Components of Comprehensive Income	2008	2007
Net income	$53.6	$71.3
Other comprehensive (loss) income:
Foreign currency translation	(2.9)	13.2
Derivative adjustments, net of tax of $0.0 and $0.1	(0.1)	(0.2)
Unrealized net gain on investments, net of tax of $(1.3)	2.9	—
Minimum pension liability, net of tax of $1.1 and $1.6	(2.2)	(2.6)

Total	(2.3)	10.4

Comprehensive income	$51.3	$81.7

6.	FAIR VALUE

We adopted SFAS No. 157 as of March 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

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

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be other significant inputs that are readily observable.

Assets and liabilities measured at fair value in our Condensed Consolidated Balance Sheet as of August 29, 2008 are summarized below:

Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Managed investment portfolio	$50.8	$—	$—	$50.8
Auction rate securities	—	—	23.1	23.1
Available-for-sale securities	7.1	—	—	7.1
Canadian asset-backed commercial paper	—	—	3.9	3.9
Foreign exchange forward contracts	—	3.2	—	3.2
Privately-held equity investments	—	—	0.3	0.3

Total assets	$57.9	$3.2	$27.3	$88.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Managed Investment Portfolio and Available-for-Sale Securities

Our managed investment portfolio consists of short-term investments, U.S. Government agency and corporate debt instruments. Fair values for investments in our managed investment portfolio and our available-for-sale securities are based upon valuations for identical instruments in active markets.

Auction Rate Securities

As of August 29, 2008, we held auction rate securities (“ARS”) totaling $26.5 of par value for which the auction market remains effectively shut-down. We recorded unrealized losses of $2.9 in previous quarters in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheet, as we believe the impairment is temporary. During Q2 2009, we recorded an additional unrealized loss of $0.5. We concluded no permanent impairment loss occurred as of the end of Q2 2009 as the decline in market value is due to general market conditions. We have the intent and ability to hold these securities until a recovery in market value occurs given our current liquidity and capital structure. We estimated the fair value of the ARS based on prices provided by the firm holding our investments, supported by our own analysis. Our estimates were based on assumptions we believe market participants would use in pricing the assets in a current transaction, which could change significantly over time based on market conditions.

Canadian Asset-Backed Commercial Paper

As of August 29, 2008, we held one investment in Canadian asset-backed commercial paper (“ABCP”) with an original cost of Canadian $5.0. As a result of a lack of liquidity in the Canadian ABCP market, the ABCP did not settle on maturity and is considered to be in default. We recorded an impairment of our investment in Q4 2008 of $0.9. A restructuring was effected in June 2008 which will result in the exchange of the ABCP currently held by investors for a variety of new long-term floating-rate notes. The restructuring is expected to close in October 2008. We expect the majority of our replacement notes to receive a AA credit rating by Dominion Bond Rating Service, the highest credit rating issued for Canadian commercial paper.

Using a discounted cash flow analysis, based on the types of securities we expect to receive from the restructuring plan, we evaluated our investment for impairment as of August 29, 2008. Our analysis concluded that no additional impairment was necessary.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 29, 2008.

		Canadian
		Asset-Backed	Privately-
	Auction Rate	Commercial	Held Equity
Rollforward of Fair Value Using Level 3 Inputs	Securities	Paper	Investments
Balance as of March 1, 2008	$23.9	$4.1	$1.7
Reclassified to Level 1 available-for-sale securities	—	—	(1.3)
Unrealized loss on investments	(0.8)	—	(0.1)
Currency translation adjustment	—	(0.2)	—

Balance as of August 29, 2008	$23.1	$3.9	$0.3

7.	INVENTORIES

Following is a summary of inventories as of August 29, 2008 and February 29, 2008:

	August 29,	February 29,
Inventories	2008	2008
Finished goods	$97.2	$87.9
Work in process	21.8	20.9
Raw materials	73.9	67.5

	192.9	176.3
LIFO reserve	(33.9)	(29.6)

	$159.0	$146.7

The portion of inventories determined by the LIFO method aggregated $59.8 as of August 29, 2008 and $54.4 as of February 29, 2008.

8.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
	Pension Plans		Post-Retirement Plans
	August 29,	August 24,	August 29,	August 24,
Components of Expense	2008	2007	2008	2007
Service cost	$0.5	$0.6	$0.2	$0.3
Interest cost	1.3	1.1	2.1	1.9
Amortization of prior year service gain	—	—	(1.8)	(1.8)
Expected return on plan assets	(0.9)	(0.9)	—	—
Adjustment due to plan curtailment	—	—	—	(0.1)
Amortization of unrecognized net actuarial loss	0.1	0.1	—	—

Net expense	$1.0	$0.9	$0.5	$0.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended
	Pension Plans		Post-Retirement Plans
	August 29,	August 24,	August 29,	August 24,
Components of Expense	2008	2007	2008	2007
Service cost	$1.0	$1.1	$0.5	$0.6
Interest cost	2.6	2.3	4.1	3.8
Amortization of prior year service gain	—	—	(3.6)	(3.5)
Expected return on plan assets	(1.8)	(1.8)	—	—
Adjustment due to plan curtailment	—	—	—	(0.5)
Amortization of unrecognized net actuarial loss	0.2	0.2	—	—

Net expense	$2.0	$1.8	$1.0	$0.4

We expect to contribute approximately $3 to our pension plans and $12 to our post-retirement benefit plans during 2009. As of August 29, 2008, contributions of approximately $1.6 and $6.1 have been made to our pension and post-retirement plans, respectively.

We expect to receive approximately $1.2 in Medicare Part D subsidy reimbursements during 2009. During the first two quarters of 2009, we received $0.1 in Medicare Part D subsidy reimbursements.

9.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within Accrued expenses: Other on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 29, 2008	$21.6
Accruals for warranty charges	6.1
Settlements and adjustments	(7.8)

Balance as of August 29, 2008	$19.9

10.	REPORTABLE SEGMENTS

We operate within two reportable segments (North America and International), plus an “Other” category. Our Other category includes the Coalesse Group (formerly the Premium Group), PolyVision and IDEO subsidiaries.

Prior to Q1 2009, the Other category also included our Financial Services subsidiary. In recent years, we have significantly reduced the capital invested in, and related operations of, Financial Services. We now use third parties to provide lease funding to customers and have reduced the nature and level of financing services provided to our dealers. As a result, we integrated the remaining operations of Financial Services into the North America segment beginning in Q1 2009. Due to the change in the nature of the operations, we have not reclassified prior year financial results of Financial Services to North America; accordingly, the 2008 financial results remain in the Other category. Unallocated corporate expenses are reported as Corporate.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Revenue and operating income (loss) for the three and six months ended August 29, 2008 and August 24, 2007 and total assets as of August 29, 2008 and February 29, 2008 by segment are presented below:

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
Reportable Segment Income Statement Data	2008	2007	2008	2007
Revenue
North America	$499.7	$489.2	$930.4	$962.4
International	253.2	188.9	506.0	384.8
Other	148.9	147.1	281.1	286.4

Consolidated revenue	$901.8	$825.2	$1,717.5	$1,633.6

Operating income (loss)
North America	$40.1	$49.5	$74.4	$83.9
International	12.9	5.9	25.3	19.0
Other	1.4	6.3	(2.8)	14.0
Corporate	(8.4)	(6.7)	(14.1)	(13.6)

Consolidated operating income	$46.0	$55.0	$82.8	$103.3

		(Restated)
	August 29,	February 29,
Reportable Segment Balance Sheet Data	2008	2008
Total assets
North America	$794.6	$743.0
International	534.8	546.8
Other	310.9	375.4
Corporate	380.1	459.2

Consolidated total assets	$2,020.4	$2,124.4

11.	RESTRUCTURING ACTIVITIES

The following actions announced in March 2008 are targeted toward further modernizing our industrial system, rebalancing our workforce to better align with our growth opportunities and improving profitability at PolyVision.

Within the North America segment, we are closing one manufacturing facility and transferring its production, along with certain products from another facility, to other manufacturing facilities within our network. We expect these actions to be completed by the end of Q3 2009. During Q2 2009, we recorded $4.7 in costs associated with these actions which included employee termination costs, impairment of certain fixed assets and relocation costs. We have incurred a cumulative total of $9.0 in costs related to this initiative.

We recorded a charge of $3.7 in our Other category during Q2 2009 related to the closure of our Oakland, California (Metro) manufacturing facility, as we continue to consolidate front office and manufacturing operations with other Coalesse Group and North America locations. As of the end of Q2 2009, we incurred a cumulative total of $7.0 in costs related to employee termination, relocation and impairment of certain fixed assets in connection with this initiative. We expect to complete this initiative by the end of Q3 2009.

Also within the Other Category, we closed a PolyVision facility during Q1 2009. This closure was linked to a decision to exit a portion of the public-bid contractor whiteboard fabrication business where profit margins are the lowest. During Q2 2009, we incurred $0.5 in employee termination costs and relocation costs associated with this action, resulting in cumulative costs of $1.2. We also recorded a credit of $0.9 related to the disposition of a product line within PolyVision’s business.

We launched various white-collar “reinvention” initiatives across our business in an effort to curb the automatic replacement of future attrition and retirements and to rebalance our workforce to better align with our growth opportunities. In connection with these efforts, we are estimating a net reduction of 200 to 250 white-collar jobs across our North America segment and Other category by the end of 2010. Some of those jobs will relocate to a company-owned shared service center, some to third parties and some may be eliminated as we continue to modernize our processes. We incurred $1.0 in costs in Q2 2009, for a cumulative total of $3.5 in employee termination costs associated with these initiatives.

Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
Restructuring Costs	2008	2007	2008	2007
Cost of sales:
North America	$5.1	—	$7.9	$1.7
International	—	$(1.6)	(0.4)	(1.6)
Other	3.6	(0.1)	6.0	(0.1)

	8.7	(1.7)	13.5	—

Operating expenses:
North America	0.6	—	1.4	—
International	—	—	0.7	—
Other	(0.3)	—	0.6	—

	0.3	—	2.7	—

Totals	$9.0	$(1.7)	$16.2	$—

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance during 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 29, 2008	$2.5	$2.6	$5.1
Additions, net	15.1	1.1	16.2
Payments, net	(8.5)	(0.6)	(9.1)
Adjustments	—	(2.0)	(2.0)

Reserve balance as of August 29, 2008	$9.1	$1.1	$10.2

The reserve balance as of August 29, 2008 is primarily related to employee termination costs associated with our recently announced restructuring activities.

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

Financial Summary

Results of Operations (Unaudited)

	Three Months Ended				Six Months Ended
	August 29,		August 24,		August 29,		August 24,
Income Statement Data	2008		2007		2008		2007
Revenue	$901.8	100.0%	$825.2	100.0%	$1,717.5	100.0%	$1,633.6	100.0%
Cost of sales	615.1	68.2	549.1	66.5	1,159.7	67.5	1,091.7	66.8
Restructuring costs	8.7	1.0	(1.7)	(0.2)	13.5	0.8	—	—

Gross profit	278.0	30.8	277.8	33.7	544.3	31.7	541.9	33.2
Operating expenses	231.7	25.7	222.8	27.0	458.8	26.7	438.6	26.9
Restructuring costs	0.3	—	—	—	2.7	0.2	—	—

Operating income	46.0	5.1	55.0	6.7	82.8	4.8	103.3	6.3
Interest expense and other income, net	—	—	6.8	0.8	(2.8)	(0.2)	9.9	0.6

Income before income tax expense	46.0	5.1	61.8	7.5	80.0	4.6	113.2	6.9
Income tax expense	14.6	1.6	24.1	2.9	26.4	1.5	41.9	2.5

Net income	$31.4	3.5%	$37.7	4.6%	$53.6	3.1%	$71.3	4.4%

Overview

Net income decreased by $6.3 in Q2 2009 to $31.4, or $0.23 per share, compared to $37.7, or $0.26 per share, in the same quarter last year. The decrease was primarily the result of increased restructuring costs, less interest income, lower performance within our Other category and significant commodity inflation, which has out-paced benefits of previous pricing actions.

Net income decreased by $17.7 year-to-date to $53.6, or $0.39 per diluted share, compared to $71.3, or $0.49 per diluted share, in the same period last year. The year-to-date decrease was primarily the result of lower performance within our Other category, increased restructuring costs and less interest income.

Revenue was $901.8 in Q2 2009, compared to $825.2 in the same quarter last year. Revenue increased by 34.0% in our International segment primarily due to strength in Germany, China, the United Kingdom, Angola, Mexico and India. In addition, International revenue included approximately $22 of favorable currency translation effects versus the same quarter last year and a $4 unfavorable impact due to net dispositions during the last four quarters. Revenue increased by 2.1% in our North America segment, which included a $14 unfavorable impact related to net dispositions during the last four quarters.

Year-to-date revenue increased $83.9 or 5.1% compared to the same period last year. Revenue increased by 31.5% in our International segment offset in part by a 3.3% decrease in our North America segment compared to the same period last year. Year-to-date revenue included approximately $53 of favorable currency translation effects and an unfavorable impact of $15 related to net dispositions during the last four quarters.

Cost of sales increased as a percentage of revenue by 170 basis points during Q2 2009 and 70 basis points year-to-date, compared to the same periods last year, primarily due to significant commodity inflation. In addition, cost of sales continued to be negatively impacted by International business mix shifts and currency effects in the United Kingdom, and temporary inefficiencies related to restructuring actions in the Other category. The 2009 increase in cost of sales and higher restructuring charges resulted in gross margin of 30.8% in Q2 2009 compared to 33.7% in Q2 2008, and 31.7% year-to-date compared to 33.2% in the same period last year.

Operating expenses increased by $8.9 in Q2 2009 and by $20.2 year-to-date, compared to the same periods last year, but decreased significantly as a percentage of revenue due to volume leverage. The increase in operating expenses for the quarter was primarily due to unfavorable currency translation effects. The year-to-date increase in operating expenses was due to unfavorable currency translation effects, increased product development and showroom spending, increased spending related to the launch of our Coalesse brand and additional growth-related spending in Asia.

Q2 2009 operating income was $46.0, a decrease of $9.0 compared to the prior year. Year-to-date operating income of $82.8 decreased by $20.5 compared to the prior year. The decrease was primarily due to higher restructuring costs and lower performance in our Other category.

Restructuring costs of $9.0 incurred in Q2 2009 and $16.2 year-to-date primarily related to the restructuring activities we announced in March 2008. See Note 11 to the condensed consolidated financial statements for additional information.

Our effective tax rate in Q2 2009 was 31.7%, which included certain tax adjustments associated with the sale of a non-core business in our North America segment. See Note 3 to the condensed consolidated financial statements for additional information. We expect our effective tax rate to approximate 35% for 2009.

Interest Expense and Other Income, Net

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
Interest Expense and Other Income, Net	2008	2007	2008	2007
Interest expense	$(4.3)	$(4.0)	$(8.6)	$(8.3)

Other income, net:
Interest income	1.4	6.4	3.6	12.8
Equity in income of unconsolidated ventures	1.2	1.1	2.2	2.2
Elimination of minority interest in consolidated dealers	(2.0)	(2.8)	(2.6)	(4.0)
Foreign exchange (loss) gain	(0.8)	0.8	(1.1)	1.4
Other income, net	4.5	5.3	3.7	5.8

Total other income, net	4.3	10.8	5.8	18.2

Total interest expense and other income, net	$—	6.8	$(2.8)	9.9

Interest income in Q2 2009 and year-to-date was lower than the prior year due to lower average cash balances as a result of the $1.75 per share special cash dividend paid in Q4 2008 and lower interest rates earned on those balances.

Business Segment Review

See additional information regarding our business segments in Note 10 to the condensed consolidated financial statements.

North America

	Three Months Ended				Six Months Ended
	August 29,		August 24,		August 29,		August 24,
Income Statement Data — North America	2008		2007		2008		2007
Revenue	$499.7	100.0%	$489.2	100.0%	$930.4	100.0%	$962.4	100.0%
Cost of sales	344.0	68.8	328.0	67.0	632.2	68.0	653.6	67.9
Restructuring costs	5.1	1.1	—	—	7.9	0.8	1.7	0.2

Gross profit	150.6	30.1	161.2	33.0	290.3	31.2	307.1	31.9
Operating expenses	109.9	22.0	111.7	22.9	214.5	23.0	223.2	23.2
Restructuring costs	0.6	0.1	—	—	1.4	0.2	—	—

Operating income	$40.1	8.0%	$49.5	10.1%	$74.4	8.0%	$83.9	8.7%

Operating income was 8.0% of revenue in Q2 2009 compared to 10.1% of revenue in the same quarter last year. Year-to-date operating income was 8.0% of revenue compared to 8.7% of revenue in the prior year. The decrease was due to increased restructuring charges and significant commodity inflation within cost of sales, which has out-paced benefits of previous pricing actions. During Q2, we increased list prices and announced a commodity surcharge in North America effective September 1, 2008.

North America revenue, which accounted for approximately 54% of consolidated year-to-date revenue, increased by 2.1% from the prior year quarter and decreased by 3.3% year-to-date, including unfavorable impacts from dispositions of approximately $14 and $34, respectively. Current year revenue otherwise reflected decreased volume in the financial services sector, offset by increases in the energy, government, higher education, healthcare, and technical/professional sectors. Most other sectors posted modest increases or decreases in revenue versus the same periods last year.

Cost of sales increased as a percentage of revenue by 180 basis points in the current quarter versus the same quarter last year and by 10 basis points year-to-date. The Q2 deterioration was driven by significant commodity inflation and a decrease in the cash surrender value of our company owned life insurance. The year-to-date deterioration was due to significant commodity inflation, partially offset by a favorable property tax settlement, improved pricing yield and continued plant efficiencies. We expect the negative effects of commodity inflation to continue during Q3 2009.

Operating expenses decreased in both dollars and as a percentage of revenue during the quarter and year-to-date. The decrease in operating expense dollars was primarily due to dispositions during the last four quarters.

Restructuring costs of $5.7 incurred in Q2 2009 and $9.3 year-to-date primarily related to the restructuring activities we announced in March 2008. See Note 11 to the condensed consolidated financial statements for additional information.

International

	Three Months Ended				Six Months Ended
	August 29,		August 24,		August 29,		August 24,
Income Statement Data — International	2008		2007		2008		2007
Revenue	$253.2	100.0%	$188.9	100.0%	$506.0	100.0%	$384.8	100.0%
Cost of sales	174.4	68.9	127.7	67.6	344.7	68.1	256.2	66.6
Restructuring credits	—	—	(1.6)	(0.8)	(0.4)	(0.1)	(1.6)	(0.4)

Gross profit	78.8	31.1	62.8	33.2	161.7	32.0	130.2	33.8
Operating expenses	65.9	26.0	56.9	30.1	135.7	26.9	111.2	28.9
Restructuring costs	—	—	—	—	0.7	0.1	—	—

Operating income	$12.9	5.1%	$5.9	3.1%	$25.3	5.0%	$19.0	4.9%

International reported operating income of 5.1% of revenue in Q2 2009 compared to 3.1% of revenue in the same quarter last year. Year-to-date operating income was 5.0% of revenue compared to 4.9% of revenue in the prior year. The increases were driven by a significant improvement in operating expense leverage and higher volume, partially offset by increases in cost of sales due to commodity inflation, unfavorable currency impacts, and higher costs in a few small markets.

International revenue represented approximately 30% of consolidated year-to-date revenue. Revenue increased by 34.0% from the same quarter last year and 31.5% year-to-date. The Q2 and year-to-date revenue growth was primarily due to increases across the majority of our markets, particularly in Germany, Asia-Pacific, Africa and the United Kingdom. Currency translation had the effect of increasing revenue by approximately $21 during Q2 2009 and $47 year-to-date as compared to the same periods last year. Net acquisitions completed during the last four quarters had the effect of increasing revenue by approximately $10 during Q2 2009 and $19 year-to-date as compared to the same periods last year.

Cost of sales as a percentage of revenue increased by 130 basis points in Q2 2009 and 150 basis points year-to-date compared to 2008. The deterioration was due to commodity inflation, unfavorable currency impacts in the United Kingdom and higher costs in a few of our smaller markets, including China and Morocco.

Operating expenses increased by $9.0 during Q2 2009 and $24.5 year-to-date compared to the same periods last year, but decreased significantly as a percentage of revenue due to volume leverage. The Q2 and year-to-date increases were driven by unfavorable currency translation effects and net acquisitions completed during the last four quarters. The year-to-date increase was also due to additional growth-related spending in Asia.

Other

	Three Months Ended				Six Months Ended
	August 29,		August 24,		August 29,		August 24,
Income Statement Data — Other	2008		2007		2008		2007
Revenue	$148.9	100.0%	$147.1	100.0%	$281.1	100.0%	$286.4	100.0%
Cost of sales	96.7	64.9	93.4	63.5	182.8	65.0	181.9	63.5
Restructuring costs	3.6	2.5	(0.1)	(0.1)	6.0	2.2	(0.1)	—

Gross profit	48.6	32.6	53.8	36.6	92.3	32.8	104.6	36.5
Operating expenses	47.5	31.9	47.5	32.3	94.5	33.6	90.6	31.6
Restructuring costs	(0.3)	(0.2)	—	—	0.6	0.2	—	—

Operating income (loss)	$1.4	0.9%	$6.3	4.3%	$(2.8)	(1.0)%	$14.0	4.9%

Our Other category includes the Coalesse Group, PolyVision and IDEO subsidiaries. As discussed in Note 10 to the condensed consolidated financial statements, prior to Q1 2009, the Other category also included our Financial Services subsidiary. The Other category included approximately $1 of operating income from Financial Services in Q2 2008 and $5 in the first two quarters of 2008 which primarily related to residual gains from early lease terminations that we had originated and funded in prior years.

The Other category had $1.4 of operating income during Q2 2009 and an operating loss of $2.8 year-to-date, representing a decrease of $4.9 and $16.8, compared to respective prior periods. The decreases were primarily due to lower operating income performance within the Coalesse Group, current year restructuring costs and prior year gains within Financial Services. Net restructuring costs of $3.3 incurred in Q2 2009 and $6.6 year-to-date primarily related to the closure of two manufacturing facilities; one within the Coalesse Group and one at PolyVision.

The Coalesse Group recorded lower operating income in both quarters of 2009 versus the same quarters last year due to higher cost of sales as a result of temporary inefficiencies associated with the consolidation of manufacturing activities announced in March 2008 and investments related to the launch of the Coalesse brand and various new products.

PolyVision results improved compared to Q2 2008 on a quarter and year-to-date basis despite lower sales associated with exiting a portion of the public-bid contractor whiteboard fabrication business. We incurred restructuring costs in Q1 and Q2 2009 related to the closure of a manufacturing facility that supported this portion of the business.

Q2 and year-to-date sales and operating income at IDEO increased modestly compared to the same periods in the prior year.

Corporate

	Three Months Ended		Six Months Ended
	August 29,	August 24,	August 29,	August 24,
Income Statement Data — Corporate	2008	2007	2008	2007
Operating expenses	$8.4	$6.7	$14.1	$13.6

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the six months ended August 29, 2008 and August 24, 2007:

	Six Months Ended
	August 29,	August 24,
Cash Flow Data	2008	2007
Net cash (used in) provided by:
Operating activities	$(33.9)	$62.4
Investing activities	(15.9)	(45.8)
Financing activities	(91.4)	(139.1)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	5.2

Net decrease in cash and cash equivalents	(143.1)	(117.3)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$70.8	$409.9

We believe we currently need approximately $50 to fund the day-to-day operations of our business. Our current target is to maintain an additional $100 of cash and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter due to slight seasonality in our business and the timing of certain disbursements. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of the end of Q2 2009, we held a total of $128.7 in cash and short-term investments. We plan to modestly build cash over the next two quarters by retaining cash generated from operations.

Cash (used in) provided by operating activities

	Six Months Ended
	August 29,	August 24,
Cash Flow Data — Operating Activities	2008	2007
Net income	$53.6	$71.3
Depreciation and amortization	45.3	44.7
Changes in operating assets and liabilities	(146.9)	(59.4)
Other, net	14.1	5.8

Net cash (used in) provided by operating activities	$(33.9)	$62.4

The change in net cash used in operating activities during the first two quarters of 2009 compared to the prior year primarily related to changes in accrued expenses and employee compensation, utilization of prior year tax receivables in lieu of tax payments and higher working capital requirements to support the increases in revenue.

Cash used in investing activities

	Six Months Ended
	August 29,	August 24,
Cash Flow Data — Investing Activities	2008	2007
Capital expenditures	$(44.9)	$(31.2)
Net purchases of investments	(0.9)	(35.7)
Proceeds from disposal of fixed assets	4.0	14.8
Business divestitures	15.8	(3.0)
Other, net	10.1	9.3

Net cash used in investing activities	$(15.9)	$(45.8)

Cash used in investing activities during the current year primarily related to capital expenditures. The increase in capital expenditures compared to the prior year is primarily related to an $11.8 progress payment in the second quarter associated with a replacement corporate aircraft. Business divestitures in the current year related to the sale of a non-core business in our North America segment in Q2 2009.

Cash used in financing activities

	Six Months Ended
	August 29,	August 24,
Cash Flow Data — Financing Activities	2008	2007
Dividends paid	$(40.5)	$(43.7)
Common stock repurchases	(54.2)	(109.8)
Common stock issuances	0.3	10.5
Other, net	3.0	3.9

Net cash used in financing activities	$(91.4)	$(139.1)

The primary uses of cash in financing activities continue to relate to share repurchases and dividends.

We paid common stock dividends of $0.15 per share during each of the first two quarters of 2009 and 2008.

During the first two quarters of 2009, we repurchased 4.6 million shares of common stock for $54.2, which included $24.2 repurchased under a $100 share repurchase program completed in March 2008. As of the end of Q2 2009, we had $220 available under the $250 share repurchase program approved by our Board of Directors in December 2007. We have no outstanding share repurchase commitments.

Share repurchases of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $1.7 in 2009 and $2.7 in 2008.

Off-Balance Sheet Arrangements

During the first two quarters of 2009, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During the first two quarters of 2009, there were no material changes to our contractual obligations.

Liquidity Facilities

Our total liquidity facilities as of August 29, 2008 consisted of:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	113.8

Total credit lines available	313.8
Less:
Borrowings outstanding	7.0
Standby letters of credit	22.0

Available capacity (subject to covenant constraints)	$284.8

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility. The facility requires us to satisfy financial covenants including a maximum debt ratio covenant and a minimum interest coverage ratio covenant. We were in compliance with all covenants under our financing facilities during Q2 2009, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time.

Total consolidated debt as of August 29, 2008 was $257.9. Our debt primarily consisted of $249.6 in term notes due in 2012 with an effective interest rate of 6.3%.

We currently have investments in auction rate securities (“ARS”) and one Canadian asset-backed commercial paper (“ABCP”) investment with a total par value of $31.2 and an estimated fair value of $27.0. These securities are included in Other assets on the Condensed Consolidated Balance Sheets due to the tightening of the U.S. credit markets, failure of ARS to clear at auctions and lack of liquid markets for ARS or ABCP. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business. See Note 6 to the condensed consolidated financial statements for additional information.

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

Foreign Exchange Risk

During the first two quarters of 2009, no material change in foreign exchange risk occurred.

Interest Rate Risk

During the first two quarters of 2009, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During the first two quarters of 2009, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 29, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 29, 2008, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q2 2009.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
5/31/08 — 7/4/08	—		$—	—	$227.8
7/5/08 — 8/1/08	724,200		$9.74	724,200	$220.8
8/2/08 — 8/29/08	78,067		$9.98	77,800	$220.0

Total	802,267	(2)	$9.77	802,000

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	267 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 26, 2008. At that meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:

Proposal to elect four directors to serve three-year terms expiring at the 2011 annual meeting.

	For	Withheld
Earl D. Holton	561,060,799	1,932,869
Michael J. Jandernoa	556,475,917	6,517,750
Peter M. Wege II	557,638,487	5,355,180
Kate Pew Wolters	561,272,047	1,721,620

There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: William P. Crawford, James P. Hackett, David W. Joos, Elizabeth Valk Long, Robert C. Pew III, Cathy D. Ross and P. Craig Welch, Jr.

Item 5.	Other Information:

On October 1, 2008, the Compensation Committee of our Board of Directors approved the amendment and restatement of the Steelcase Inc. Restoration Retirement Plan. This plan is intended to restore, to an extent, the retirement benefits lost by executives due to the limits on the compensation that may be considered under qualified retirement plans by the Internal Revenue Code. This amendment and restatement changes the vesting period for the plan from five-year tiered vesting to two-year cliff vesting and amends certain other provisions to comply with Section 409A of the Internal Revenue Code. The amended and restated Restoration Retirement Plan will be effective January 1, 2009 and is filed as Exhibit 10.1 to this Form 10-Q.

Also on October 1, 2008, the Compensation Committee approved the following:

(1) Amended and Restated Steelcase Inc. Non-Employee Director Deferred Compensation Plan;

(2) Amended and Restated Steelcase Inc. Deferred Compensation Plan;

(3) 2009-1 Amendment to the Steelcase Inc. Management Incentive Plan;

(4) 2009-1 Amendment to the Steelcase Inc. Incentive Compensation Plan;

(5) 2009-1 Amendment to the Steelcase Inc. Executive Severance Plan;

(6) 2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan; and

(7) 2009-1 Amendment to the Steelcase Inc. Deferred Compensation Agreement between Steelcase Inc. and James P. Hackett.

These amendments and restatements reflect changes being made to comply with Section 409A of the Internal Revenue Code and are filed as Exhibits 10.2 through 10.8 to this Form 10-Q. Items (1) and (2) will be effective January 1, 2009, and items (3) through (7) were effective October 1, 2008.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: October 7, 2008

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Restoration Retirement Plan, as amended and restated effective January 1, 2009
10.2	Steelcase inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective January 1, 2009
10.3	Steelcase Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009
10.4	2009-1 Amendment to the Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007
10.5	2009-1 Amendment to the Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 24, 2007
10.6	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan
10.7	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003
10.8	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002