Form 10-Q
period 2008-11-28
STEELCASE INC
filed 2009-01-07
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2008
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

As of January 6, 2009, Steelcase Inc. had 78,127,932 shares of Class A Common Stock and 55,604,152 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 28, 2008

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
	2008	2007	2008	2007
Revenue	$811.3	$885.9	$2,528.9	$2,519.5
Cost of sales	577.0	589.1	1,736.8	1,680.9
Restructuring costs	3.8	(0.1)	17.3	(0.1)

Gross profit	230.5	296.9	774.8	838.7
Operating expenses	214.6	244.2	673.4	682.7
Restructuring costs	0.9	—	3.6	—

Operating income	15.0	52.7	97.8	156.0
Interest expense	(4.3)	(4.2)	(12.8)	(12.6)
Other (expense) income, net	(1.3)	3.6	4.3	21.8

Income before income tax expense	9.4	52.1	89.3	165.2
Income tax expense	9.0	20.8	35.3	62.6

Net income	$0.4	$31.3	$54.0	$102.6

Earnings per share:
Basic	$0.00	$0.22	$0.40	$0.72

Diluted	$0.00	$0.22	$0.40	$0.71

Dividends declared and paid per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)	(Restated)
	November 28,	February 29,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$163.4	$213.9
Short-term investments	56.6	50.1
Accounts receivable, net	368.3	397.0
Inventories	154.4	146.7
Other current assets	124.5	127.0

Total current assets	867.2	934.7

Property and equipment, net	464.7	478.4
Company-owned life insurance	184.1	210.6
Goodwill and other intangible assets, net	277.9	301.0
Other assets	165.3	199.7

Total assets	$1,959.2	$2,124.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237.4	$246.9
Short-term borrowings and current maturities of long-term debt	4.3	8.2
Accrued expenses:
Employee compensation	149.4	181.3
Employee benefit plan obligations	32.2	39.0
Other	209.0	207.6

Total current liabilities	632.3	683.0

Long-term liabilities:
Long-term debt less current maturities	251.0	250.5
Employee benefit plan obligations	180.3	183.4
Other long-term liabilities	84.9	96.6

Total long-term liabilities	516.2	530.5

Total liabilities	1,148.5	1,213.5

Shareholders’ equity:
Common stock	59.8	114.7
Additional paid-in capital	6.6	5.0
Accumulated other comprehensive (loss) income	(22.8)	17.4
Retained earnings	767.1	773.8

Total shareholders’ equity	810.7	910.9

Total liabilities and shareholders’ equity	$1,959.2	$2,124.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	November 28,	November 23,
	2008	2007
OPERATING ACTIVITIES
Net income	$54.0	$102.6
Depreciation and amortization	67.5	70.1
Impairment of goodwill and intangible assets	—	21.1
Changes in operating assets and liabilities	(25.6)	(35.3)
Other, net	15.8	9.3

Net cash provided by operating activities	111.7	167.8

INVESTING ACTIVITIES
Capital expenditures	(66.2)	(52.6)
Net purchases of investments	(1.3)	(43.1)
Proceeds from disposal of fixed assets	4.8	26.0
Business divestitures (acquisitions), net of cash sold or acquired	15.8	(7.6)
Other, net	11.7	11.9

Net cash used in investing activities	(35.2)	(65.4)

FINANCING ACTIVITIES
Dividends paid	(60.7)	(64.9)
Common stock repurchases	(59.0)	(124.5)
Common stock issuances	0.4	11.0
Other, net	(0.7)	4.3

Net cash used in financing activities	(120.0)	(174.1)

Effect of exchange rate changes on cash and cash equivalents	(7.0)	12.1

Net decrease in cash and cash equivalents	(50.5)	(59.6)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$163.4	$467.6

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

FSP No. 157-2

In February 2008, the FASB issued FASB Staff Position on Statement 157, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Although we believe the adoption of SFAS No. 157 for nonfinancial assets and liabilities may impact the way in which we calculate fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not believe the adoption of FSP No. 157-2 will have a material impact on our consolidated financial statements. We applied SFAS No. 157 to all other fair value measurements effective March 1, 2008. See Note 6 for additional information.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS No. 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of this statement will have a material impact on our future disclosures.

FSP No. 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP No. 142-3 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of this statement will have a material impact on our financial statements.

FSP No. 157-3

In October 2008, the FASB issued FASB Staff Position on Statement 157, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, the date of issuance. The provisions of FSP No. 157-3 did not have

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

a significant impact on the techniques used to value the fair value of our investments in auction rate securities and Canadian asset-backed commercial paper during Q3 2009 and did not have a material impact on our financial statements. See Note 6 for additional information.

FSP No. FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, to provide additional disclosures about transferors’ continuing involvements with transferred financial assets and involvement with variable interest entities. This pronouncement applies to fiscal years and interim periods beginning after December 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our future disclosures.

3.	BUSINESS DIVESTITURE

During Q2 2009, we sold Custom Cable Industries, Inc. (“Custom Cable”), a wholly-owned subsidiary in our North America segment. Total proceeds including limited seller financing are expected to aggregate $17.7. In connection with the sale, we recorded an operating loss of $1.8 within our Corporate costs during Q2 2009 and expect to record net tax benefits of approximately $2 during fiscal 2009. Our Condensed Consolidated Statement of Income for the nine months ended November 28, 2008 includes $11.2 of revenue, $3.9 of gross profit, $2.1 of operating expenses and $1.8 of operating income related to Custom Cable.

4.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share also includes the effects of shares and potential shares issued under our stock incentive plans. However, diluted earnings per share does not reflect the effects of 4.4 million options for 2009 and 3.4 million options for 2008 because those potential shares were not dilutive.

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
Computation of Earnings per Share	2008	2007	2008	2007
Net income	$0.4	$31.3	$54.0	$102.6

Weighted-average shares outstanding for basic earnings per share (in millions)	133.8	140.9	134.8	143.1
Effect of dilutive stock-based compensation (in millions)	0.3	1.0	0.5	1.2

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	134.1	141.9	135.3	144.3

Earnings per share of common stock:
Basic	$0.00	$0.22	$0.40	$0.72

Diluted	$0.00	$0.22	$0.40	$0.71

Total shares outstanding at period end (in millions)	133.7	141.4	133.7	141.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended
	November 28,	November 23,
Components of Comprehensive (Loss) Income	2008	2007
Net income	$0.4	$31.3
Other comprehensive (loss) income:
Foreign currency translation	(36.7)	13.3
Derivative adjustments, net of tax of $0.0 and $(0.2)	(0.1)	0.3
Unrealized net loss on investments, net of tax of $0.2 and $0.0	(0.3)	—
Minimum pension liability, net of tax of $0.5 and $0.7	(0.8)	(1.2)

Total	(37.9)	12.4

Comprehensive (loss) income	$(37.5)	$43.7

	Nine Months Ended
	November 28,	November 23,
Components of Comprehensive Income	2008	2007
Net income	$54.0	$102.6
Other comprehensive (loss) income:
Foreign currency translation	(39.6)	26.5
Derivative adjustments, net of tax of $0.1 and $(0.1)	(0.2)	0.1
Unrealized net gain on investments, net of tax of $(1.5) and $0.0	2.6	—
Minimum pension liability, net of tax of $1.6 and $2.3	(3.0)	(3.8)

Total	(40.2)	22.8

Comprehensive income	$13.8	$125.4

Foreign currency translation adjustments of $36.7 and $39.6 for the three and nine months ended November 28, 2008, respectively, reflect the impact of the decline in certain foreign currency values relative to the U.S. dollar during each period. As of November 28, 2008, approximately 30% of our net assets were denominated in currencies other than the U.S. dollar, the majority of which are denominated in Euros.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Assets and liabilities measured at fair value in our Condensed Consolidated Balance Sheet as of November 28, 2008 are summarized below:

Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Managed investment portfolio	$51.9	$—	$—	$51.9
Auction rate securities	—	—	23.7	23.7
Available-for-sale securities	4.7	—	—	4.7
Canadian asset-backed commercial paper	—	—	3.3	3.3
Foreign exchange forward contracts	—	8.6	—	8.6
Privately-held equity investments	—	—	0.3	0.3

Total assets	$56.6	$8.6	$27.3	$92.5

Managed Investment Portfolio and Available-for-Sale Securities

Our managed investment portfolio consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments. Fair values for investments in our managed investment portfolio and our available-for-sale securities are based upon valuations for identical instruments in active markets.

Auction Rate Securities

As of November 28, 2008, we held auction rate securities (“ARS”) totaling $26.5 of par value for which the auction market remains effectively shut-down. We have the intent and ability to hold these securities until a recovery in market value occurs given our current liquidity and capital structure. Our estimates of the fair value of these securities have been based on assumptions we believe market participants would use in pricing the assets in a current transaction, which could change significantly over time based on market conditions.

During Q3 2009, we determined through published reports and other data that the issuer of one of our ARS invested a material portion of their investment portfolio in asset-backed securities and other low-grade investments. The parent of this issuer carries a non-investment grade credit rating from Standard & Poor’s. The par value of this security was $3.3 and we estimated the market value as of November 28, 2008 to approximate $2.5 based on a discounted cash flow model using a risk premium and discount rate commensurate with the risk related to the security. As a result of our analysis, we recorded a $0.8 other-than-temporary impairment to this ARS during Q3 2009.

During Q3 2009, we reduced our reserve for unrealized losses on our other ARS investments by $0.6 based on an increase in the estimated fair value of these securities. As of November 28, 2008, we have unrealized losses related to these securities of $2.0 recorded in Accumulated other comprehensive

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(loss) income on the Condensed Consolidated Balance Sheet, as we believe the impairments are temporary. We concluded no other-than-temporary impairment loss occurred on these securities as of the end of Q3 2009 as we believe the decline in market value is due to general market conditions and not specific underlying credit issues.

Canadian Asset-Backed Commercial Paper

As of November 28, 2008, we held one investment in Canadian asset-backed commercial paper (“ABCP”) with an original par value of Canadian $5.0. As a result of a lack of liquidity in the Canadian ABCP market, the ABCP did not settle on maturity and is considered to be in default. We recorded an impairment of our investment in Q4 2008 of Canadian $0.9. A restructuring plan was approved by the Superior Court of Ontario in June 2008. Under the restructuring, we will exchange our ABCP for a bundle of new long-term floating-rate notes. Consummation of the restructuring has been delayed as a result of additional legal actions and turmoil in global financial markets. As a result of a recent agreement by the Canadian federal government and some Canadian provincial governments to provide financial support to the restructuring, we now expect to receive replacement securities under a revised restructuring plan during Q4 2009.

Using a discounted cash flow analysis, based on the types of securities we expect to receive from the restructuring plan, we evaluated our investment for impairment as of November 28, 2008. Our analysis concluded that no additional impairment was necessary.

Foreign Exchange Forward Contract

From time to time, we enter into forward contracts to mitigate the risk of translation into U.S. dollars of certain foreign-denominated net income, assets and liabilities. We primarily hedge intercompany working capital loans and certain forecasted currency flows from intercompany transactions. The fair value of foreign exchange forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Privately-Held Equity Investments

Privately-held equity investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the underlying performance of the privately-held companies to determine if potential declines in estimated fair value exist and are other than temporary.

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 28, 2008.

		Canadian
		Asset-Backed	Privately-
	Auction Rate	Commercial	Held Equity
Rollforward of Fair Value Using Level 3 Inputs	Securities	Paper	Investments
Balance as of March 1, 2008	$23.9	$4.1	$1.7
Reclassified to Level 1 available-for-sale securities	—	—	(1.3)
Unrealized loss on investments	(0.2)	—	(0.1)
Reclassified to other-than-temporary impairment	0.8	—	—
Other-than-temporary impairment	(0.8)	—	—
Currency translation adjustment	—	(0.8)	—

Balance as of November 28, 2008	$23.7	$3.3	$0.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7.	INVENTORIES

Following is a summary of inventories as of November 28, 2008 and February 29, 2008:

	November 28,	February 29,
Inventories	2008	2008
Finished goods	$100.6	$87.9
Work in process	20.5	20.9
Raw materials	67.1	67.5

	188.2	176.3
LIFO reserve	(33.8)	(29.6)

	$154.4	$146.7

The portion of inventories determined by the LIFO method aggregated $57.4 as of November 28, 2008 and $54.4 as of February 29, 2008.

8.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which at November 28, 2008 aggregated $207.7, with a related deferred tax asset of $79.6. However, they do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

Following is a summary of COLI as of November 28, 2008 and February 29, 2008:

	Ability to Choose		Target Asset	November 28,	February 29,
Type	Investments	Net Return	Allocation	2008	2008
Whole Life Insurance Policies	No ability	A set dividend rate periodically adjusted by insurance companies	Not Applicable	$104.7	$100.8
Variable Life Insurance Policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on changes in market interest rates and equity values	25% Fixed Income 75% Equity	79.4	109.8

				$184.1	$210.6

During Q3 2009, significant declines in global equity markets had the effect of reducing the cash surrender value of our variable life insurance policies by $(28.8). During that same period, the cash surrender value associated with our whole life policies increased by $1.3. The net changes in cash surrender value, normal insurance expenses and any death benefit gains are generally allocated 60% to Cost of sales and 40% to Operating expenses on the Condensed Consolidated Statements of Income. This allocation is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	Three Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 28,	November 23,	November 28,	November 23,
Components of Expense	2008	2007	2008	2007
Service cost	$0.5	$0.6	$0.2	$0.3
Interest cost	1.2	1.2	2.1	1.9
Amortization of prior year service gain	—	—	(1.8)	(1.8)
Expected return on plan assets	(0.8)	(1.0)	—	—
Adjustment due to plan curtailment	—	—	—	(0.4)
Amortization of unrecognized net actuarial loss	0.1	0.1	—	—

Net expense	$1.0	$0.9	$0.5	$—

	Nine Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 28,	November 23,	November 28,	November 23,
Components of Expense	2008	2007	2008	2007
Service cost	$1.5	$1.7	$0.7	$0.9
Interest cost	3.7	3.5	6.2	5.7
Amortization of prior year service gain	—	—	(5.3)	(5.3)
Expected return on plan assets	(2.6)	(2.8)	—	—
Adjustment due to plan curtailment	—	—	—	(0.9)
Amortization of unrecognized net actuarial loss	0.3	0.2	(0.1)	—

Net expense	$2.9	$2.6	$1.5	$0.4

We expect to contribute approximately $3 to our pension plans and $12 to our post-retirement benefit plans during 2009. As of November 28, 2008, contributions of approximately $1.7 and $8.8 have been made to the respective plans.

We expect to receive approximately $1.2 in Medicare Part D subsidy reimbursements during 2009 of which we have received $0.5 during the first three quarters of 2009.

10.	PRODUCT WARRANTY

The accrued liability for warranty costs, included within Accrued expenses: Other on the Condensed Consolidated Balance Sheets, is based on an estimated amount needed to cover future warranty obligations for products sold as of the balance sheet date and is determined by historical product data and management’s knowledge of current events and actions.

Product Warranty	Amount
Balance as of February 29, 2008	$21.6
Accruals for warranty charges	7.8
Settlements and adjustments	(10.0)

Balance as of November 28, 2008	$19.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11.	INCOME TAXES

Our year-to-date effective tax rate increased to 42.5% at November 28, 2008 from 33% at August 29, 2008, primarily as a result of the large, non-tax deductible COLI losses incurred during Q3 2009.

We recorded $9.0 of income tax expense in Q3 2009 which included:

•	a year-to-date adjustment of $7.6 to increase tax expense for the first half of fiscal 2009 to our current estimated effective tax rate of 42.5%;

•	Q3 2009 income tax expense of $4.0, or 42.5% of the quarter’s pre-tax income; and

•	certain favorable adjustments, totaling $(2.6), which resulted from changes in estimates associated with our fiscal 2008 tax returns, and the retroactive reinstatement of the U.S. research tax credit to January 1, 2008.

Our effective tax rate estimate does not assume any significant change (positive or negative) in cash surrender value of COLI during the fourth quarter. Non-deductible COLI losses have the effect of increasing our effective tax rate, while non-taxable COLI income has the opposite effect.

Our federal income tax returns for fiscal years 2004 through 2008 are currently under examination by the Internal Revenue Service (“IRS”) in connection with our participation in the Compliance Assurance Process. We expect the IRS examination to close in Q4 2009; however, at this time it is not possible to estimate any potential impact on fiscal 2009 income tax expense.

12.	REPORTABLE SEGMENTS

We operate within two reportable segments (North America and International), plus an “Other” category. Our Other category includes the Coalesse Group (formerly the Premium Group), PolyVision and IDEO subsidiaries. Unallocated corporate expenses are reported as Corporate.

Prior to 2009, the Other category also included our Financial Services subsidiary. In recent years, we have significantly reduced the capital invested in, and related operations of, Financial Services. We now use third parties to provide lease funding to customers and have reduced the nature and level of financing services provided to our dealers. As a result, we integrated the remaining operations of Financial Services into the North America segment beginning in Q1 2009. Due to the change in the nature of the operations, we have not reclassified prior year financial results of Financial Services to North America; accordingly, the 2008 financial results remain in the Other category.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Revenue and operating income (loss) for the three and nine months ended November 28, 2008 and November 23, 2007 and total assets as of November 28, 2008 and February 29, 2008 by segment are presented below:

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
Reportable Segment Income Statement Data	2008	2007	2008	2007
Revenue
North America	$443.1	$500.0	$1,373.5	$1,462.4
International	236.0	230.8	742.0	615.6
Other	132.2	155.1	413.4	441.5

Consolidated revenue	$811.3	$885.9	$2,528.9	$2,519.5

Operating income (loss)
North America	$3.2	$52.6	$77.6	$136.4
International	19.4	20.2	44.7	39.2
Other	(3.1)	(12.9)	(5.9)	1.1
Corporate	(4.5)	(7.2)	(18.6)	(20.7)

Consolidated operating income	$15.0	$52.7	$97.8	$156.0

	November 28,	February 29,
Reportable Segment Balance Sheet Data	2008	2008
		(Restated)
Total assets
North America	$769.5	$793.7
International	469.6	546.8
Other	269.4	309.7
Corporate	450.7	474.2

Consolidated total assets	$1,959.2	$2,124.4

13.	RESTRUCTURING ACTIVITIES

We announced specific actions in March 2008 targeted toward further modernizing our industrial system, rebalancing our workforce to better align with our growth opportunities and improving the profitability at PolyVision. We currently estimate these actions to cost approximately $30, or $10 less than initially estimated. However, we continue to estimate the related savings will approximate $40 on an annualized basis. The March 2008 announcement includes the following actions:

•	Within the North America segment, we are closing one manufacturing facility and transferring its production, along with certain products from another facility, to other manufacturing facilities within our network. We expect these actions to be completed by the end of Q4 2009. During Q3 2009, we recorded $1.4 in costs associated with these actions which included employee termination costs, impairment of certain fixed assets and relocation costs. We have incurred a cumulative total of $10.4 in costs related to this initiative during 2009.

•	Within the Other category, we are closing our Oakland, California (Metro) manufacturing facility, as we continue to consolidate front office and manufacturing operations within other Coalesse Group and North America locations. We expect to complete this initiative by the end of Q4 2009. We recorded a charge of $2.3 during Q3 2009, and we have incurred a cumulative total of $9.3 in costs related to employee termination, relocation and impairment of certain fixed assets in connection with this initiative.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

•	Also within the Other Category, we closed a PolyVision facility during Q1 2009. This closure was linked to a decision to exit a portion of the public-bid contractor whiteboard fabrication business where profit margins are the lowest. During 2009, we incurred cumulative employee termination and relocation costs of $1.2 associated with this action. We also recorded a credit of $0.9 in Q2 2009 related to the disposition of a product line within PolyVision’s business.

•	We launched various white-collar “reinvention” initiatives across our business in an effort to curb the automatic replacement of future attrition and retirements and to rebalance our global workforce to better align with our growth opportunities. In connection with these efforts, we expect to reduce our existing white-collar workforce by approximately 100 jobs by the end of 2009. Some of those jobs will relocate to a company-owned shared service center, some to third parties and some may be eliminated as we continue to modernize our processes. We incurred $0.3 in costs in Q3 2009, for a cumulative total of $4.0 in employee termination costs associated with these initiatives during 2009.

In December 2008, we announced a series of new actions to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally, and continue and expand our white-collar reinvention initiatives. We expect these recently announced restructuring initiatives to cost between $20 and $25 and generate up to $40 of annualized savings once completed. The majority of these actions are expected to be completed during the next six months, while the white-collar reinvention initiatives are expected to take place throughout fiscal 2010. In Q3 2009, we incurred $0.7 in employee termination costs associated with these actions.

These restructuring costs and other less significant items are summarized in the following table:

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
Restructuring Costs	2008	2007	2008	2007
Cost of sales:
North America	$1.9	$0.3	$9.8	$2.0
International	—	(0.5)	(0.4)	(2.1)
Other	1.9	0.1	7.9	—

	3.8	(0.1)	17.3	(0.1)

Operating expenses:
North America	—	—	1.4	—
International	0.2	—	1.0	—
Other	0.7	—	1.2	—

	0.9	—	3.6	—

Totals	$4.7	$(0.1)	$20.9	$(0.1)

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance during 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 29, 2008	$2.5	$2.6	$5.1
Additions, net	16.5	4.4	20.9
Payments, net	(12.3)	(1.4)	(13.7)
Adjustments	(0.3)	(2.0)	(2.3)

Reserve balance as of November 28, 2008	$6.4	$3.6	$10.0

The reserve balance as of November 28, 2008 is primarily related to employee termination costs associated with our restructuring activities announced in March 2008.

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

Financial Summary

Results of Operations

	Three Months Ended				Nine Months Ended
	November 28,		November 23,		November 28,		November 23,
Income Statement Data	2008		2007		2008		2007
Revenue	$811.3	100.0%	$885.9	100.0%	$2,528.9	100.0%	$2,519.5	100.0%
Cost of sales	577.0	71.1	589.1	66.5	1,736.8	68.7	1,680.9	66.7
Restructuring costs	3.8	0.5	(0.1)	—	17.3	0.7	(0.1)	—

Gross profit	230.5	28.4	296.9	33.5	774.8	30.6	838.7	33.3
Operating expenses	214.6	26.5	244.2	27.6	673.4	26.6	682.7	27.1
Restructuring costs	0.9	0.1	—	—	3.6	0.1	—	—

Operating income	15.0	1.8	52.7	5.9	97.8	3.9	156.0	6.2
Interest expense and other (expense) income, net	(5.6)	(0.7)	(0.6)	(0.1)	(8.5)	(0.4)	9.2	0.4

Income before income tax expense	9.4	1.1	52.1	5.8	89.3	3.5	165.2	6.6
Income tax expense	9.0	1.1	20.8	2.3	35.3	1.4	62.6	2.5

Net income	$0.4	—	$31.3	3.5%	$54.0	2.1%	$102.6	4.1%

Overview

Q3 2009 net income decreased to $0.4, or $0.00 per share, compared to $31.3, or $0.22 per share, in the same quarter last year. The decrease in the quarter was largely the result of lower volume within our North America segment and Other category and a $27.5 charge related to a reduction in cash surrender value of our company-owned life insurance policies (“COLI”). Higher commodity cost inflation which continues to out-pace recent pricing actions, increased restructuring costs and lower interest income also contributed to the decline in net income, but to a smaller extent. Q3 2008 included a $21.1 impairment charge at PolyVision, which is included in the Other category. Net income decreased by $48.6 during the first three quarters of 2009 to $54.0, or $0.40 per diluted share, compared to $102.6, or $0.71 per diluted share, in the same period last year primarily due to the same factors noted above for the Q3 2009 decrease in net income.

Revenue was $811.3 in Q3 2009, compared to $885.9 in the same quarter last year. The overall global economic slowdown and factors contributing to the turmoil in the capital markets are influencing the current demand for office furniture. During the quarter, the rapid acceleration of the credit crisis in North America contributed to revenue decreasing by 11.4% in our North America segment and 14.8% in our Other category. Revenue in our International segment increased 2.3%, despite negative currency translation effects compared to the prior year. In total, third quarter revenue included approximately $18 of unfavorable currency translation effects versus the same quarter last year and a minimal net impact from acquisitions and dispositions during the last four quarters.

Year-to-date revenue increased slightly compared to the same period last year. Revenue increased by 20.5% in our International segment offset in part by decreases of 6.1% and 6.4% in our North America segment and Other category, respectively, compared to the same period last year. Year-to-date revenue included approximately $35 of net favorable currency translation effects and an unfavorable impact of $15 related to net dispositions during the last four quarters.

Cost of sales, which is reported separately from restructuring costs, increased as a percentage of revenue by 460 basis points during Q3 2009 and 200 basis points year-to-date, compared to the same periods last year, primarily due to a significant decline in the cash surrender value of COLI in Q3 2009 and higher commodity cost inflation, which has out-paced recent pricing actions for the last two quarters. Additionally, lower fixed cost absorption related to lower volume also had the effect of increasing cost of sales as a percentage of revenue in Q3 2009 compared to the prior year.

Operating expenses, which are reported separately from restructuring costs, decreased by $29.6 in Q3 2009 and by $9.3 year-to-date compared to the same periods last year. The decrease in the quarter was primarily due to $21.1 of impairment charges recorded in the Other category in Q3 2008 and lower variable compensation expense, partially offset by declines in the cash surrender value of COLI. For year-to-date 2009, the decrease in operating expenses in Q3 2009 was partially offset by increases during the first half of 2009, which included unfavorable currency translation effects, increased product development and showroom spending, increased spending related to the launch of our Coalesse brand and additional growth-related spending in Asia.

Q3 2009 operating income was $15.0, a decrease of $37.7 compared to the prior year. Year-to-date operating income was $97.8, a decrease of $58.2 compared to the prior year.

Restructuring costs of $4.7 incurred in Q3 2009 and $20.9 year-to-date primarily related to the restructuring activities we announced in March 2008. See Note 13 to the condensed consolidated financial statements for additional information.

We increased our year-to-date effective tax rate in Q3 2009 to 42.5% reflecting the impact of the significant non-deductible COLI losses during Q3 2009. In addition, we recorded favorable tax adjustments totaling $2.6 resulting from changes in estimates associated with our fiscal 2008 U.S. tax returns and the retroactive reinstatement of the U.S. research tax credit to January 1, 2008. We currently expect our effective tax rate to approximate 42.5% in Q4 2009; however, continued volatility in COLI results and the potential finalization of a multi-year audit with the Internal Revenue Service in the U.S. could impact this estimate.

Interest Expense and Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
Interest Expense and Other (Expense) Income, Net	2008	2007	2008	2007
Interest expense	$(4.3)	$(4.2)	$(12.8)	$(12.6)

Other income, net:
Interest income	1.0	5.7	4.5	18.5
Equity in income of unconsolidated ventures	1.1	1.1	3.4	3.3
Elimination of minority interest in consolidated dealers	(1.0)	(1.6)	(3.5)	(5.5)
Foreign exchange (loss) gain	(2.6)	1.5	(3.7)	2.9
Other income (expense), net	0.2	(3.1)	3.6	2.6

Total other (expense) income, net	(1.3)	3.6	4.3	21.8

Total interest expense and other (expense) income, net	$(5.6)	$(0.6)	$(8.5)	$9.2

Interest income in Q3 2009 and year-to-date was lower than the prior year due to lower average cash balances resulting from the payment of a $1.75 per share special cash dividend in Q4 2008 and lower interest rates earned on those balances. Foreign exchange losses in Q3 2009 and year-to-date resulted from the strengthening of the U.S. dollar compared to European and Canadian currencies, whereas foreign exchange gains in 2008 occurred when the U.S. dollar weakened compared to those currencies.

Business Segment Review

See additional information regarding our business segments in Note 12 to the condensed consolidated financial statements.

North America

	Three Months Ended				Nine Months Ended
	November 28,		November 23,		November 28,		November 23,
Income Statement Data — North America	2008		2007		2008		2007
Revenue	$443.1	100.0%	$500.0	100.0%	$1,373.5	100.0%	$1,462.4	100.0%
Cost of sales	333.0	75.2	341.2	68.2	965.3	70.3	994.9	68.0
Restructuring costs	1.9	0.4	0.3	0.1	9.8	0.7	2.0	0.2

Gross profit	108.2	24.4	158.5	31.7	398.4	29.0	465.5	31.8
Operating expenses	105.0	23.7	105.9	21.2	319.4	23.3	329.1	22.5
Restructuring costs	—	—	—	—	1.4	0.1	—	—

Operating income	$3.2	0.7%	$52.6	10.5%	$77.6	5.6%	$136.4	9.3%

Operating income was 0.7% of revenue in Q3 2009 compared to 10.5% of revenue in the same quarter last year. Year-to-date operating income was 5.6% of revenue compared to 9.3% of revenue in the prior year. The decrease was due to lower fixed cost absorption related to lower volume, decreases in the cash surrender value of COLI, higher commodity cost inflation, which has out-paced recent pricing actions for the last two quarters, and increased restructuring costs.

North America revenue, which accounted for approximately 54% of consolidated year-to-date revenue, decreased by 11.4% from the prior year quarter and 6.1% year-to-date. The decrease in revenue during the first two quarters of 2009 was primarily due to decreased project business in the financial services sector; however, in Q3 2009, revenue declines became more broad based, negatively impacting many other vertical markets and most geographic regions throughout the U.S. These declines were partially offset by relative stability in the higher education, federal government, healthcare and technical/professional sectors. Order rates deteriorated significantly through the quarter, and we witnessed an increase in project deferrals and cancellations as business capital spending declined. Net dispositions had the effect of decreasing revenue by approximately $8 during Q3 2009 and $42 year-to-date as compared to the same periods last year. Currency translation had the effect of decreasing revenue by approximately $5 during Q3 2009 and increasing revenue by approximately $1 year-to-date as compared to the same periods last year.

Cost of sales increased as a percentage of revenue by 700 basis points in the current quarter versus the same quarter last year and by 230 basis points year-to-date. In addition to the COLI losses previously referenced, increases in cost of sales were driven by lower fixed cost absorption related to lower volume and increased commodity cost inflation which has out-paced recent pricing actions for the last two quarters. The year-to-date deterioration was partially offset by a favorable property tax settlement recorded in the first quarter and continued plant efficiencies in the first half of the year.

Operating expenses decreased by $0.9 during Q3 2009 and $9.7 year-to-date compared to the same periods last year, but increased as a percentage of revenue due to volume reductions. The quarter and year-to-date decreases in operating expense dollars were primarily due to lower variable compensation expense and lower operating expenses related to the sale of a non-core business, which were partially offset by decreases in cash surrender value of COLI and increased spending on a sales and dealer conference during Q3 2009. Q3 2008 benefited from reductions in variable compensation expense associated with the impairment charges recorded in the Other category.

Restructuring costs of $1.9 incurred in Q3 2009 and $11.2 year-to-date primarily related to the restructuring activities we announced in March 2008. See Note 13 to the condensed consolidated financial statements for additional information.

International

	Three Months Ended				Nine Months Ended
	November 28,		November 23,		November 28,		November 23,
Income Statement Data — International	2008		2007		2008		2007
Revenue	$236.0	100.0%	$230.8	100.0%	$742.0	100.0%	$615.6	100.0%
Cost of sales	155.5	65.9	150.9	65.4	500.2	67.4	407.0	66.1
Restructuring credits	—	—	(0.5)	(0.2)	(0.4)	—	(2.1)	(0.3)

Gross profit	80.5	34.1	80.4	34.8	242.2	32.6	210.7	34.2
Operating expenses	60.9	25.8	60.2	26.0	196.5	26.5	171.5	27.8
Restructuring costs	0.2	0.1	—	—	1.0	0.1	—	—

Operating income	$19.4	8.2%	$20.2	8.8%	$44.7	6.0%	$39.2	6.4%

International reported operating income of 8.2% of revenue in Q3 2009 compared to 8.8% of revenue in the same quarter last year. Year-to-date operating income was 6.0% of revenue compared to 6.4% of revenue in the prior year. Benefits associated with improved fixed cost leverage related to higher volume were more than offset by increases in cost of sales due to commodity cost inflation, unfavorable currency impacts in the United Kingdom and the dilutive impact of consolidating an acquisition.

International revenue represented approximately 29% of consolidated year-to-date revenue. Revenue increased 2.3% from the same quarter last year and 20.5% year-to-date. The Q3 2009 revenue growth included increases in the United Kingdom, Mexico, India, Algeria, the region encompassing the former Soviet Union and the Middle East, and decreases in Spain, France and Japan. The year-to-date revenue growth also reflected increases in Germany and China. Currency translation had the effect of decreasing revenue by approximately $13 during Q3 2009 but increasing revenue by approximately $34 year-to-date as compared to the same periods last year. Net acquisitions completed during the last four quarters had the effect of increasing revenue by approximately $8 during Q3 2009 and $27 year-to-date as compared to the same periods last year.

Cost of sales as a percentage of revenue increased by 50 basis points in Q3 2009 and 130 basis points year-to-date compared to 2008. The deterioration was primarily due to commodity cost inflation, unfavorable currency impacts in the United Kingdom and the dilutive impact of consolidating an acquisition.

Operating expenses increased by $0.7 during Q3 2009 and $25.0 year-to-date compared to the same periods last year. The year-to-date increase was driven by unfavorable currency translation effects, net acquisitions completed during the last four quarters and additional growth-related spending in Asia.

Other

	Three Months Ended				Nine Months Ended
	November 28,		November 23,		November 28,		November 23,
Income Statement Data — Other	2008		2007		2008		2007
Revenue	$132.2	100.0%	$155.1	100.0%	$413.4	100.0%	$441.5	100.0%
Cost of sales	88.5	67.0	97.0	62.5	271.3	65.6	279.0	63.2
Restructuring costs	1.9	1.4	0.1	0.1	7.9	1.9	—	—

Gross profit	41.8	31.6	58.0	37.4	134.2	32.5	162.5	36.8
Operating expenses	44.2	33.4	70.9	45.7	138.9	33.6	161.4	36.6
Restructuring costs	0.7	0.5	—	—	1.2	0.3	—	—

Operating (loss) income	$(3.1)	(2.3)%	$(12.9)	(8.3)%	$(5.9)	(1.4)%	$1.1	0.2%

Our Other category includes the Coalesse Group, PolyVision and IDEO subsidiaries. Q3 2009 revenue decreased 14.8% from the same quarter last year and 6.4% year-to-date. The decrease in revenue includes the effects of our decision earlier in 2009 to exit a portion of the PolyVision public bid contractor whiteboard fabrication business, as well as the transfer of corporate whiteboard and certain other corporate technology products to the Steelcase brand in the North America segment during the first six months of 2009. In addition, the weakening economy in the U.S. contributed to decreases in revenue in the Coalesse Group and IDEO. As discussed in Note 12 to the condensed consolidated financial statements, prior to 2009, the Other category also included our Financial Services subsidiary. The Other category included approximately $2 of operating income from Financial Services in Q3 2008 and $7 in the first three quarters of 2008, which primarily related to residual gains from early lease terminations we had originated and funded in prior years.

The operating loss for the Other category was $3.1 during Q3 2009 and $5.9 year-to-date, representing an improvement of $9.8 and decrease of $7.0, compared to the respective prior periods.

The Q3 and year-to-date 2009 operating losses for the Other category primarily related to lower operating income performance within the Coalesse Group and restructuring costs within the Coalesse Group and PolyVision. Additionally, Q3 and year-to-date 2009 do not benefit from prior year gains within Financial Services and include a negative impact from transferring certain PolyVision product lines to the Steelcase brand. The operating loss in Q3 2008 was primarily due to a $21.1 goodwill and intangible asset impairment-related charge.

The Coalesse Group recorded lower operating income in Q3 and year-to-date 2009 versus the same periods last year due to lower volume, higher cost of sales as a result of temporary inefficiencies associated with the consolidation of manufacturing activities announced in March 2008, higher commodity costs and increased operating expense investments related to the launch of the Coalesse brand and various new products.

Net restructuring costs of $2.6 in Q3 2009 and $9.1 year-to-date 2009 primarily related to the closure of two manufacturing facilities: one within the Coalesse Group and one at PolyVision.

Corporate

	Three Months Ended		Nine Months Ended
	November 28,	November 23,	November 28,	November 23,
Income Statement Data — Corporate	2008	2007	2008	2007
Operating expenses	$4.5	$7.2	$18.6	$20.7

The decrease in corporate expenses was primarily due to lower variable compensation expense. Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the nine months ended November 28, 2008 and November 23, 2007:

	Nine Months Ended
	November 28,	November 23,
Cash Flow Data	2008	2007
Net cash provided by (used in):
Operating activities	$111.7	$167.8
Investing activities	(35.2)	(65.4)
Financing activities	(120.0)	(174.1)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	12.1

Net decrease in cash and cash equivalents	(50.5)	(59.6)
Cash and cash equivalents, beginning of period	213.9	527.2

Cash and cash equivalents, end of period	$163.4	$467.6

We believe we currently need approximately $50 of cash to fund the day-to-day operations of our business. Our current target is to maintain a minimum of $100 of additional cash and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of the end of Q3 2009, we held a total of $220.0 in cash and short-term investments.

Cash provided by operating activities

	Nine Months Ended
	November 28,	November 23,
Cash Flow Data — Operating Activities	2008	2007
Net income	$54.0	$102.6
Depreciation and amortization	67.5	70.1
Impairment of goodwill and intangible assets	—	21.1
Changes in operating assets and liabilities	(25.6)	(35.3)
Other, net	15.8	9.3

Net cash provided by operating activities	$111.7	$167.8

Net cash provided by operating activities decreased during the first three quarters of 2009 primarily related to lower profitability.

Cash used in investing activities

	Nine Months Ended
	November 28,	November 23,
Cash Flow Data — Investing Activities	2008	2007
Capital expenditures	$(66.2)	$(52.6)
Net purchases of investments	(1.3)	(43.1)
Proceeds from disposal of fixed assets	4.8	26.0
Business divestitures (acquisitions), net of cash sold or acquired	15.8	(7.6)
Other, net	11.7	11.9

Net cash used in investing activities	$(35.2)	$(65.4)

Net cash used in investing activities during the first three quarters of 2009 primarily related to capital expenditures. The increase in capital expenditures compared to the prior year is primarily related to an $11.8 progress payment in Q2 2009 associated with a replacement corporate aircraft. Business divestitures in the current year related primarily to the sale of a non-core business in our North America segment in Q2 2009.

Cash used in financing activities

	Nine Months Ended
	November 28,	November 23,
Cash Flow Data — Financing Activities	2008	2007
Dividends paid	$(60.7)	$(64.9)
Common stock repurchases	(59.0)	(124.5)
Common stock issuances	0.4	11.0
Other, net	(0.7)	4.3

Net cash used in financing activities	$(120.0)	$(174.1)

The primary uses of cash in financing activities continue to relate to dividends and share repurchases.

We paid dividends of $0.15 per common share during each of the first three quarters of 2009 and 2008. On December 18, 2008, our Board of Directors declared a dividend of $0.08 per common share to be paid in Q4 2009.

During the first three quarters of 2009, we repurchased 5.1 million shares of common stock for $59.0, which included $24.2 repurchased under a $100 share repurchase program completed in March 2008. As of the end of Q3 2009, we had $215.1 remaining availability under the $250 share repurchase program approved by our Board of Directors in December 2007. We have no outstanding share repurchase commitments.

Share repurchases of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $1.7 and $2.8 for the first three quarters of 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

During the first three quarters of 2009, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During the first three quarters of 2009, there were no material changes to our contractual obligations.

Goodwill and Other Intangible Assets

As of November 28, 2008, Goodwill and other intangible assets, net, as reported on the Condensed Consolidated Balance Sheets aggregated $277.9. We analyze our goodwill and other non-amortized intangible assets for impairment on an annual basis during Q4 (Q3 for PolyVision) or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in general business conditions and reductions in expected operating results or cash flows related to such assets.

During Q3 2009, we experienced a significant decline in the price of our publicly-traded Class A common stock and, accordingly, a significant decline in our market capitalization. We believe the decline in our stock price was principally driven by the current economic environment and the extraordinary declines in worldwide stock markets as a whole. We do not believe that these events impact the fair value of our reporting units with allocated goodwill; however, they would impact our ability to reconcile the fair value of our reporting units to our market capitalization. As part of our annual goodwill impairment test, we will prepare a reconciliation of the fair value of our reporting units to our market capitalization. As a result of this reconciliation process, and if our stock price remains at current levels for a more extended period of time, it is possible that we could identify factors impacting enterprise value that have not yet been reflected in our assessment of reporting unit fair value. Any consequent reduction in the estimated fair value of our reporting units as a result of the identification of such factors could result in a non-cash goodwill impairment charge.

Liquidity Facilities

Our total liquidity facilities as of November 28, 2008 consisted of:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	106.5

Total credit lines available	306.5
Less:
Borrowings outstanding	4.6
Standby letters of credit	21.4

Available capacity (subject to covenant constraints)	$280.5

We have the option of increasing the global committed bank facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility, and the facility matures in Q2 2011. The facility requires us to satisfy two financial covenants: a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter EBITDA (as defined in the credit agreement) and is required to be less than 3:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be greater than 4:1. We were in compliance with all covenants under this facility and our other financing facilities during Q3 2009, and they are fully available for our use, although the various uncommitted lines are subject to change or cancellation by the banks at any time. Subsequent to November 28, 2008, an existing standby letter of credit for self-insured workers’ compensation was reissued under our global committed bank facility which reduced our available credit line by $18.4.

Total consolidated debt as of November 28, 2008 was $255.3. Our debt primarily consisted of $249.6 in term notes due in 2012 with an effective interest rate of 6.3%. The term notes contain no financial covenants.

We currently have investments in auction rate securities (“ARS”) and one Canadian asset-backed commercial paper (“ABCP”) investment with a total par value of $30.5 and an estimated fair value of $27.0. These securities are included in Other assets on the Condensed Consolidated Balance Sheets due to the tightening of the U.S. credit markets and lack of liquid markets for ARS or Canadian ABCP. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business. See Note 6 to the condensed consolidated financial statements for additional information.

The deterioration in the global economy and recent related decline in global equity markets has adversely impacted our revenue and operating profitability, particularly in North America. Accordingly, we have initiated a variety of actions to conserve cash and maintain liquidity.

•	In December 2008, we announced a series of new actions to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally, and continue and expand our white-collar reinvention initiatives. We expect these recently announced restructuring initiatives to cost between $20 and $25 and generate up to $40 of annualized savings once completed. See Note 13 to the condensed consolidated financial statements for additional information.

•	In December 2008, our Board of Directors declared a cash dividend on our common stock of $0.08 per share, compared to quarterly dividends of $0.15 per share paid in 2008 and year-to-date 2009.

•	During Q3 2009, we reduced the level of share repurchases compared to recent quarters.

•	We expect to reduce our level of capital expenditures in 2010 to approximately $50, as compared to an expected $100 for 2009, with a significant portion dedicated to product development efforts.

The current cash and short-term investment balances, cash generated from future operations, funds available under existing credit facilities and funds available from COLI and other long term investments are expected to be sufficient to finance our known or foreseeable liquidity needs.

Our long-term debt rating is BBB with a stable outlook from Standard & Poor’s and Baa3 with a negative outlook from Moody’s Investor Services.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us at November 28, 2008 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 29, 2008. The principal market risks to which we are exposed include foreign exchange risk, interest rate risk and fixed income and equity price risk.

Foreign Exchange Risk

During the first three quarters of 2009, no material change in foreign exchange risk occurred.

Interest Rate Risk

During the first three quarters of 2009, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During the first three quarters of 2009, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 28, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 28, 2008, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors:

The following risk factor supplements those risk factors discussed in Part  I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended February 29, 2008.

The effect of deteriorating global economic conditions and financial markets may adversely affect our business.

The recent distress in the financial markets has resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be adversely affected by changes in the financial markets and the global economy. In addition, deterioration in our financial results could negatively impact our credit ratings. The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities.

In addition, the credit crisis is having a significant negative impact on many businesses around the world. The credit crisis could adversely impact our customers, dealers and suppliers as follows:

•	If our customers have difficulty in accessing the necessary liquidity for their operations, they may be unable to allocate capital for the purchase of our products and services, or they may be unable to pay amounts owed to our dealers or us.

•	We rely largely on a network of independent and company-owned dealers to market, deliver and install our products to customers. Customer concentration within some of our dealers is relatively high. If our dealers are unable to access liquidity or become insolvent, they could be unable to deliver required products and services and unable to pay amounts owed to us.

•	If our suppliers are unable to access liquidity or become insolvent, they could be unable to deliver raw materials or component parts and labor. In addition, some of our suppliers also serve the automotive industry. Any adverse impacts to the automotive industry, as a result of the economic slowdown or credit crisis, could have a ripple effect on these suppliers which could adversely impact their ability to supply us necessary parts or labor. Any such disruptions could negatively impact our ability to deliver products and services to our dealers and/or customers, which in turn could have an adverse impact on our business, operating results or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2009.

				(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	(a)	(b)	Part of Publicly	Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
8/30/08 — 10/3/08	—	$—	—	$220.0
10/4/08 — 10/31/08	557,700	$8.75	557,700	$215.1
11/1/08 — 11/28/08	—	$—	—	$215.1

Total	557,700	$8.75	557,700

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:
/s/  Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: January 7, 2009

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Restoration Retirement Plan, as amended and restated effective January 1, 2009(1)
10.2	Non-Employee Director Deferred Compensation Plan, as amended and restated effective January 1, 2009(1)
10.3	Steelcase Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009(1)
10.4	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2009
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were previously filed as the like-numbered exhibits to our 10-Q for the quarter ended August 29, 2008 and are being refiled to correct an error in the versions previously filed.