Form 10-K
period 2009-02-27
STEELCASE INC
filed 2009-04-24
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 29, 2008 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $762 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 23, 2009, 77,875,649 shares of the registrant’s Class A Common Stock and 55,604,152 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, to be held on June 25, 2009, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K

YEAR ENDED FEBRUARY 27, 2009

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

Our Business

Steelcase is the global leader in furnishing the work experience in office environments. Our brands offer a comprehensive portfolio of products and services for the workplace, inspired by nearly 100 years of insight gained serving the world’s leading organizations.

We design for a wide variety of customer needs through our three core brands: Steelcase, Turnstone and Coalesse. The primary focus of these brands is the office furniture segment, but we also extend our capabilities to serve specialty needs in areas such as healthcare, education and distributed work. Our strategy is to grow by leveraging our deep understanding of the patterns of work, workers and workspaces to offer solutions for new ways of working, new customer markets and new geographies.

We market our products and services primarily through a highly networked group of independent and company-owned dealers. We extend our reach with a presence in retail and web-based channels. We are recognized as a responsible company that helps create social, economic, and environmentally sustainable value.

Founded in 1912, Steelcase became a publicly-traded company in 1998. Headquartered in Grand Rapids, Michigan, USA, Steelcase is a global company with approximately 13,000 employees and 2009 revenue of approximately $3.2 billion.

Our Offerings

We actively collaborate with leading organizations to create productive and inspiring work experiences, and we translate our research into human-centered products, services and workspaces.

Our brands provide an integrated portfolio of interior architectural products, furniture systems and seating, and user-centered technologies, across a range of price points. Our interior architectural products offering includes full and partial height walls and doors as well as lighting. The Steelcase furniture portfolio includes panel-based and freestanding furniture systems and complementary products such as storage, tables, and worktools, and the seating offering includes high-performance ergonomic chairs, lounge seating, general use chairs, and specialty healthcare seating. Our technology solutions support group collaboration with interactive whiteboards and web-based communication tools.

Steelcase’s services are designed to reduce costs and enhance people performance. Among these services are workplace strategy consulting, product design and innovation services through IDEO, lease origination services, and furniture and asset management.

Our products and services are designed with a complete lifecycle in mind, from planning, through use and reuse, to recycling.

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

North America Segment

Our North America segment serves customers in the United States (“U.S.”) and Canada mainly through approximately 235 independent and company-owned dealers. The North America segment includes furniture, interior architecture and technology environment solutions as described above, under the Steelcase, Turnstone, Details and Nurture by Steelcase brands. The Steelcase brand delivers insight-led products, services and experiences that elevate performance of the world’s leading organizations. Turnstone targets smaller to medium-sized companies and offers furniture that features smart design and provides good value for people at work in all types of organizations. Details designs and markets ergonomic tools and accessories for the workplace. Nurture by Steelcase creates healthcare products and environments that seek to provide patients, caregivers and patients’ families a more comfortable, efficient and favorable healing environment.

Our end-use customer sales are distributed across a broad range of industries and vertical markets including financial services, healthcare, government, higher education and technology, none of which individually exceeded 15% of the North America segment revenue in 2009. Healthcare, government and higher education collectively represented approximately 36% of 2009 North America revenue. On a comparative basis we expect these vertical markets to perform better than other vertical markets in 2010.

Each of our dealers maintains its own sales force, which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in North America accounted for approximately 5% of our segment revenue in 2009. The five largest independent dealers collectively accounted for approximately 17% of our segment revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. From time to time, we obtain a controlling interest in dealers that are undergoing an ownership transition. It is typically our intent to divest our interest in these dealerships as soon as it is practical.

In 2009, the North America segment recorded revenue of $1,740.0, or 54.7% of our consolidated revenue, and as of the end of the year had approximately 6,600 employees, of which approximately 4,400 related to manufacturing.

The North America office furniture market is highly competitive, with a number of competitors offering similar categories of products. In these markets, companies compete on insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Together with Steelcase, these companies represent more than half of the U.S. office furniture market.

International Segment

Our International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions. The international office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In many cases, these competitors focus on specific product categories. Our largest presence is in Western Europe, where we have the leading market share in Germany, France and Spain. In 2009, approximately 70% of International revenue was from Western Europe. The remaining revenue was from Central and Eastern Europe, Latin America, Asia

Pacific, the Middle East and Africa. No individual country represents more than 8% of our consolidated revenue.

We serve international customers through approximately 430 independent and company-owned dealers. In certain geographic markets, we sell directly to end customers. No single independent dealer in the International segment accounted for more than 5% of our segment revenue in 2009. The five largest independent dealers collectively accounted for approximately 6% of our segment revenue.

In 2009, our International segment recorded revenue of $922.2, or 29.0% of our consolidated revenue, and as of the end of the year had approximately 4,300 employees, of which approximately 2,500 related to manufacturing.

Other Category

The Other category includes the Coalesse Group, PolyVision and IDEO.

The Coalesse Group is comprised of the Coalesse brand and Designtex:

•	Coalesse is a premium furnishings brand launched in 2009 which delivers progressive live/work solutions that fit as naturally in the office as they do in the living room. Its furnishings are suitable for corporate, hospitality and residential settings. This brand brings together the Brayton International, Metro Furniture and Vecta product lines to create the next generation of insight-driven furnishings for the contemporary workspace and home. With design headquarters based in San Francisco, its furnishings serve the markets of executive office, conference, lounge, teaming environments and residential live/work solutions. Coalesse has a commissioned sales force with sales primarily generated through our North America dealer network.

•	Designtex provides surface materials including textiles, wall coverings, shades, screens and surface imagings marketed primarily to architects and designers for use in business, residential, healthcare and hospitality applications. Designtex primarily sells products specified by architects and designers directly to end-use customers through a direct sales force.

PolyVision designs and manufactures visual communication products, such as static and electronic whiteboards. The majority of PolyVision’s revenue relates to the manufacturing of steel and ceramic surfaces and the fabrication of related static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. In 2009, PolyVision exited a portion of the public bid contractor whiteboard fabrication business and transferred corporate whiteboard and certain other corporate technology products to the Steelcase brand in the North America segment. PolyVision’s revenue generated from electronic whiteboards and group communication tools are sold through audio-visual resellers and our North America dealer network.

IDEO is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. We have a collaborative relationship with IDEO which generates innovative solutions and customer experience insights.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO, and we expect to continue our collaborative relationship with IDEO during and after this ownership transition. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement begins in 2010 and allows IDEO management to purchase an additional 60% equity interest. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase.

In 2009, the Other category accounted for $521.5, or 16.3% of our total revenue, and as of the end of the year had approximately 2,100 employees, of which approximately 800 related to manufacturing.

Corporate Expenses

Approximately 82% of corporate expenses were charged to the operating segments in 2009 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, corporate facilities, legal and research and development.

Joint Ventures and Other Equity Investments

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. As of February 27, 2009, our investment in these unconsolidated joint ventures and other equity investments was $25.7. Our portion of the income or loss from the joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Operations.

Customer and Dealer Concentrations

Our largest direct-sale customer accounted for 1.3% of our consolidated revenue in 2009 and our five largest direct-sale customers accounted for 3.6% of consolidated revenue. However, these percentages do not include revenue from various government agencies and other entities purchasing under our U.S. General Services Administration contract, which in aggregate accounted for approximately 5% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.

No single independent dealer accounted for more than 3% of our consolidated revenue in 2009. The five largest independent dealers collectively accounted for approximately 10% of our consolidated revenue.

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

Backlog

Our products are generally manufactured and shipped within two to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Global Manufacturing and Supply Chain

Manufacturing and Logistics

We have manufacturing operations throughout North America, Europe (principally in France, Germany and Spain) and in Asia (principally in China and Malaysia).

We have evolved our manufacturing and supply chain systems significantly over the past several years by implementing lean manufacturing principles. In particular, we have focused on implementing continuous one-piece flow, streamlining our product offerings and developing a global network of integrated suppliers. Any operation which cannot be part of one-piece flow may be evaluated to see whether outside partners would offer better levels of service, quality and cost. Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.

This approach has reduced the capital needs of our business, inventories and the footprint of our manufacturing space while at the same time, allowing us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to eliminate excess capacity and redundancy while continuing to focus on our growth strategies. We recently announced we will be closing additional manufacturing facilities in the U.S. and Canada in 2010 and relocating the majority of their operations to other North America manufacturing facilities.

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

Raw Materials and Energy Prices

We source raw materials and components from a significant number of suppliers around the world. Those raw materials include steel and other metals, plastics, fabrics, wood, paint and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.

The prices for certain commodities such as steel, aluminum, wood, particleboard and petroleum-based products have fluctuated significantly in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of cost, quality and reliability of supply.

Research, Design and Development

Our extensive global research—a combination of user observations, feedback sessions and sophisticated network analysis—has helped us develop social, spatial and informational insights into work effectiveness. We maintain exclusive and collaborative relationships with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.

Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products and across different vertical market applications such as healthcare, higher education and professional services. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios across our major businesses and often involves external design services.

Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Designers then work closely with engineers and suppliers to co-develop products and processes that incorporate innovative user features and lead to more efficient manufacturing. Products are tested for performance, quality and compliance with applicable standards and regulations.

Exclusive of royalty payments, we invested $50.0, $60.9 and $44.2 in research, design and development activities in 2009, 2008 and 2007, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research, design and development costs since they are variable, based on product sales.

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks, or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Turnstone,” “PolyVision,” “Designtex,” “IDEO,” “Nurture by Steelcase” and “Coalesse” trademarks.

We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries. We also selectively license our intellectual property to third parties as a revenue source.

Employees

As of February 27, 2009, we had approximately 13,000 employees including 6,800 hourly employees and 6,200 salaried employees. Additionally, we had approximately 500 temporary workers who primarily work in manufacturing. Approximately 265 employees in the U.S. are covered by collective bargaining agreements. Internationally approximately 1,600 employees are covered by workers’ councils that operate to promote the interests of workers. Management believes we have positive relations with our employees.

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

We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Investor Relations, PO Box 1967, Grand Rapids, Michigan 49501-1967.

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

Office furniture industry revenues are impacted by a variety of cyclical macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment growth and commercial office construction and vacancy rates. Our product sales are directly tied to corporate capital spending, which is outside of our control. Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, other world events or combinations of such and other factors outside of our control could also have a significant effect on business confidence and the global economy and therefore, our business.

Other demand influences on our industry include the evolving nature of collaborative and distributed work, technology changes, organizational changes, employee health and safety concerns and the globalization of companies. The trend towards off-shoring white collar jobs could cause our major customers in our core markets to shift employment growth to countries where our market share is not as strong. If we are unsuccessful in adapting our business to these changes and trends, our revenues and profits may be adversely impacted.

The current deteriorating global economic conditions and financial markets may adversely affect our business.

The recent distress in the financial market has resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. There can be no assurance our access to liquidity will not be adversely affected by changes in the financial markets and the global economy. In addition, deterioration in our financial results could negatively impact our credit ratings. The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of securities.

In addition, the stress in the credit markets is having a significant negative impact on many businesses around the world. The current credit market could adversely impact our customers, dealers and suppliers as follows:

•	If our customers have difficulty in accessing the necessary liquidity for their operations, they may be unable to allocate capital for the purchase of our products and services, or they may be unable to pay amounts owed to our dealers or us. Additionally, our customers may seek to renegotiate contract prices as a result of the economic downturn and reduced capital spending.

•	We rely largely on a network of independent and company-owned dealers to market, deliver and install our products to customers. Customer concentration within some of our dealers is relatively high. If our dealers are unable to access liquidity or become insolvent, they may be unable to deliver required products and services and unable to pay amounts owed to us.

•	If our suppliers are unable to access liquidity or become insolvent, they may be unable to deliver raw materials or component parts and labor. In addition, some of our suppliers also serve the automotive industry. Any adverse impacts to the automotive industry, as a result of the economic slowdown or stress in the credit markets, could have a ripple effect on these suppliers which could adversely impact their ability to supply us necessary parts or labor. Any such disruptions could negatively impact our ability to deliver products and services to our dealers and/or customers, which in turn could have an adverse impact on our business, operating results or financial condition.

In response to the recent economic downturn and declines in our revenue, in Q4 2009 we announced a number of reductions to the compensation and benefits of our North American workforce. We expect to reverse these reductions when general economic conditions improve. In addition, the decline in our revenue has had and will continue to have a negative impact on the amount of performance-based incentive compensation earned by our employees. While we do not expect these events will have a significant impact on our ability to retain our employees in the near-term, as the global economy improves, our ability to attract and retain appropriately-skilled employees may be negatively impacted if we do not offer market-competitive levels of compensation and benefits.

We may not be able to successfully implement and manage our growth strategies.

We believe our future success depends upon our ability to deliver a great experience to our customers, which includes innovative, well-made products and world-class processes. Our success relies in part on our research and development and engineering efforts, our ability to manufacture or source the products and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement local supply chain and distribution strategies to reach these markets. The potential inability to successfully implement and manage our growth strategies could adversely affect our business and our results of operations.

Our growth strategies call for:

•	expansion in existing markets—by leveraging our current distribution to win new customers and more fully serve existing customers and their installed base of our products.

•	expansion in new adjacent markets—such as the mid-market segment of the office furniture market (firms with 50 to 250 employees), vertical markets such as healthcare and higher education and progressive live/work solutions through multiple or alternate channels.

•	expansion in emerging markets—growth in emerging markets is subject to the risk factors listed below relating to our global operations but also include other risks. As we hire new people and establish new processes in these locations, we are implementing our global business standards, but there is some risk our activities could expose us to liabilities.

•	investments in new business development initiatives which, like many startups, could have a relatively high failure rate. We limit our investments in these initiatives and have governance procedures to contain the associated risks, but losses could result and may be material.

•	potential investments in acquisitions, joint venture alliances and additional channels of distribution. We may not be able to enter into acquisitions or joint venture arrangements on acceptable terms, and we may not successfully integrate these activities into our operations. We also may not be successful in implementing new distribution channels, and changes could create discord in our existing channels of distribution.

The successful implementation of our growth strategies will depend, in part, on our ability to attract and retain an appropriately-skilled workforce. Competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce and leadership succession planning challenges.

We could be adversely affected by changes in raw material and commodity costs.

We procure raw materials from a significant number of sources within the U.S., Canada, Mexico, Europe and Asia. These raw materials are not rare or unique to our industry. The cost of steel, aluminum, wood, particleboard, petroleum-based products and other commodities, such as fuel and energy, has fluctuated significantly in recent years due to changes in global supply and demand. These changes can also lead to supply interruptions. Our gross margins could be affected if these types of costs continue to fluctuate. In the short term, rapid changes in raw material costs can be very difficult to offset with price increases because of contractual agreements we have entered into with our customers. It is difficult to find effective financial instruments to hedge against these risks. We may not be successful in passing along a portion of higher raw materials costs to our customers because of competitive pressures.

Disruptions to the supply of raw materials, component parts and labor in our manufacturing operations could adversely affect our supply chain management.

We are reliant on the timely flow of raw materials and components from third party suppliers and our own manufacturing operations. The flow of such materials and components may be affected by:

•	fluctuations in the availability and quality of the raw materials,

•	disruptions caused by labor activities,

•	the financial solvency of our suppliers, especially in light of the current limited credit environment, and

•	damage and loss or disruption of production from accidents, natural disasters and other causes.

Our migration to a less vertically integrated manufacturing model has increased our reliance on a global network of suppliers. Any disruptions in the supply and delivery of component parts and products or deficiencies in our ability to develop and manage our network of suppliers could have an adverse impact on our business, operating results or financial condition.

We operate in a highly competitive environment and may not be able to compete successfully.

The office furniture industry is highly competitive, with a number of competitors offering similar categories of product. We compete on a variety of factors, including: brand recognition and reputation, price, lead time, delivery and service, insight from our research, product design and features, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers.

In the North America segment, our top competitors in our primary markets are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Inc., Kimball International Inc. and Knoll, Inc., and our competitors generally offer products which are similar to the products we offer. Some of our competitors may have lower cost structures and a broader offering of moderately priced products, potentially making it more difficult for us to compete in certain customer segments. In addition, such competition may prevent us from maintaining or raising the prices of our products in response to rising raw material prices and other inflationary pressures or in an industry downturn.

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

In the International segment, we compete against a larger number of smaller size competitors. Our North America competitors also compete in some of our International markets, but their market share varies significantly by market. Most of our top competitors have strong relationships with their existing customers that can be a source of significant future sales through repeat and expansion orders. These competitors manufacture products with strong acceptance in the marketplace and can develop products that could have a competitive advantage over Steelcase products. In certain markets, we compete using an import model which requires longer lead times than local competitors with domestic supply chains, and poses foreign currency exposures that we may not be able to hedge entirely.

We also compete in adjacent markets such as healthcare and higher education where competition is more fragmented. We could face increased competition from incumbent players as well as difficulty in penetrating related channels of distribution which could impact our success in these markets.

Our continued success depends upon many things, including our ability to continue to manufacture and market high quality, high performance products at competitive prices and our ability to evolve our business model and implement world-class processes to enable us to effectively compete in the office furniture and adjacent industries. Our success is also dependent on our ability to sustain our positive brand reputation and recognition among existing and potential customers and use our brand and our trademarks effectively as we enter new markets.

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

We have sales offices and manufacturing facilities in many countries, and as a result, we are subject to risks associated with doing business globally. Our global operations are subject to risks that may limit our ability to manufacture, design, develop or sell products in particular countries, which in turn could have an adverse effect on our results of operations and financial condition, including:

•	political, social and economic conditions,

•	intellectual property protection,

•	differing employment practices and labor issues,

•	local business and cultural factors that differ from our global business standards and practices,

•	regulatory requirements and prohibitions that differ between jurisdictions,

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings, and

•	natural disasters, security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest, and global health issues.

In the U.S. and most countries in Europe, our revenue and costs are typically in the same currency. However, there are some situations where we export and import products in different currencies. We also may hold assets, such as equity investments, real estate investments and cash balances, or carry liabilities in currencies other than the U.S. dollar. Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries in which we conduct business, and changes in currency controls with respect to such countries, could negatively impact our business, operating results and financial condition. In addition, changes in tariff and import regulations and changes to U.S. and international monetary policies may also negatively impact our revenue.

Disruptions within our dealer network could adversely affect our business.

We rely largely on a network of independent and company-owned dealers to market, deliver and install our products to customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, an individual dealer or Steelcase may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, temporary disruption of dealer coverage within a specific local market could temporarily have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, reducing the risk of disruption, but increasing our financial exposure. Establishing new dealers in a market can take considerable time and resources.

A portion of our distribution network is company-owned because of the need for us to make financial investments in dealerships in order to preserve our market share and profitability in the affected regions. In certain international markets, we have adopted a direct model of distribution through which we establish company-owned sales and service capabilities. If we are not able to effectively manage these businesses, they could have a negative effect on our operating results. Our direct-sale and owned-dealer models sell non-Steelcase products where product gaps exist. These models involve increased operational risk, the risk of conflict with other distribution channels and the risk we will not be able to compete effectively to win business in those markets because of a more limited breadth of product offering than a dealer who carries multiple lines of products.

We could be adversely affected by product defects.

Product defects can occur within our own product development and manufacturing processes or through our increasing reliance on third parties for product development and manufacturing activities. Our migration to a less vertically integrated manufacturing model has increased our reliance on a global network of suppliers, which subjects us to higher levels of risk associated with maintaining acceptable quality levels. We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs. The amount of our product defect expenses relative to product sales varies from time to time and could increase in the future. We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, but our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty charges. In addition, the reputation of our brands may be diminished by product defects and recalls. We purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.

There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.

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

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	11	7	4
International	9	8	1
Other	7	4	3

Total	27	19	8

In Q4 2009, we announced we will be closing two additional North America facilities. These facilities are leased and included in the table above and are expected to be vacated in 2010.

Item 3.	Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Supplementary Item.  Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Mark A. Baker	48	Senior Vice President, Global Operations Officer
Mark T. Greiner	57	Senior Vice President, WorkSpace Futures
James P. Hackett	54	President and Chief Executive Officer, Director
Nancy W. Hickey	57	Senior Vice President, Chief Administrative Officer
James P. Keane	49	President, Steelcase Group
Michael I. Love	60	President, Nurture by Steelcase
John S. Malnor	47	Vice President, Growth Initiatives
Frank H. Merlotti, Jr.	58	President, Coalesse
James G. Mitchell	59	President, Steelcase International
Mark T. Mossing	51	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	47	Vice President, Chief Legal Officer and Secretary
David C. Sylvester	44	Vice President, Chief Financial Officer

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

John S. Malnor has been Vice President, Growth Initiatives since December 2008. Mr. Malnor was President, Turnstone from October 2007 to December 2008 and General Manager, Turnstone from 2004 to October 2007. From 2001 to 2004, Mr. Malnor held the position of Director, Market Development for Turnstone.

Frank H. Merlotti, Jr. has been President, Coalesse since October 2006 (Coalesse was known as the Premium Group from October 2007 to June 2008 and the Design Group from October 2006 to October 2007). From 2002 to October 2006, Mr. Merlotti held the position of President, Steelcase North America.

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

Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 11 to the consolidated financial statements for additional information. As of the close of business on April 23, 2009, we had outstanding 133,479,801 shares of common stock with 8,603 shareholders of record. Of these amounts, 77,875,649 shares are Class A Common Stock with 8,492 shareholders of record and 55,604,152 shares are Class B Common Stock with 111 shareholders of record.

Class A Common Stock	First	Second	Third	Fourth
Per Share Price Range	Quarter	Quarter	Quarter	Quarter
Fiscal 2009
High	$14.51	$12.83	$11.91	$6.62
Low	$10.50	$8.92	$5.08	$3.96
Fiscal 2008
High	$20.72	$20.42	$19.31	$18.49
Low	$18.55	$14.03	$14.63	$12.86

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2009 and 2008 were declared and paid quarterly. In Q4 2008, our Board of Directors declared and paid a special cash dividend of $1.75 per share on our Class A Common Stock and Class B Common Stock. The payment of this dividend aggregated $247.5. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

Total Dividends Paid
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2009	$20.3	$20.2	$20.2	$10.6	$71.3
2008	$22.1	$21.6	$21.2	$268.8	$333.7

Fourth Quarter Share Repurchases

The following table is a summary of share repurchase activity during Q4 2009:

					(d)
				(c)	Approximate
				Total Number of	Dollar Value of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs
11/29/08—1/2/09	—		—	—	$215.1
1/3/09—1/30/09	189		$4.65	—	215.1
1/31/09—2/27/09	26,142		$4.04	—	215.1

Total	26,331	(2)		—	$215.1

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of stock awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	February 27,	February 29,	February 23,	February 24,	February 25,
Financial Highlights	2009	2008 (1)	2007	2006	2005
Operating Results
Revenue	$3,183.7	$3,420.8	$3,097.4	$2,868.9	$2,613.8
Revenue (decrease) increase	(6.9)%	10.4%	8.0%	9.8%	11.4%
Gross profit (2)	$923.1	$1,098.6	$920.9	$820.2	$716.6
Gross profit—% of revenue (2)	29.0%	32.1%	29.7%	28.6%	27.4%
(Loss) income from continuing operations before income tax expense (benefit)	$(8.8)	$211.4	$124.6	$76.4	$5.0
(Loss) income from continuing operations before income tax expense (benefit)—% of revenue	(0.3)%	6.2%	4.1%	2.7%	0.2%
(Loss) income from continuing operations	$(11.7)	$133.2	$106.9	$48.9	$11.7
(Loss) income from continuing operations—% of revenue	(0.4)%	3.9%	3.5%	1.7%	0.5%
Income from discontinued operations (3)	—	—	—	—	$1.0
Net (loss) income	$(11.7)	$133.2	$106.9	$48.9	$12.7
Net (loss) income—% of revenue	(0.4)%	3.9%	3.5%	1.7%	0.5%
Per Share Data
(Loss) income from continuing operations:
Basic	$(0.09)	$0.93	$0.72	$0.33	$0.08
Diluted	$(0.09)	$0.93	$0.71	$0.33	$0.08
Income from discontinued operations—basic and diluted	—	—	—	—	$0.01
Net (loss) income:
Basic	$(0.09)	$0.93	$0.72	$0.33	$0.09
Diluted	$(0.09)	$0.93	$0.71	$0.33	$0.09
Dividends—common stock (4)	$0.53	$2.35	$0.45	$0.33	$0.24
Financial Condition
Working capital	$231.8	$251.7	$585.5	$291.9	$447.8
Total assets	$1,750.0	$2,124.4	$2,399.4	$2,344.5	$2,364.7
Long-term debt	$250.8	$250.5	$250.0	$2.2	$258.1

(1)	The fiscal year ended February 29, 2008 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Gross profit reflects the reclassification of cost of sales and operating expenses relating to certain indirect manufacturing costs. See Item 7 for further details.

(3)	Income from discontinued operations relates to the disposition of AW Corporation in 2005.

(4)	Includes special cash dividend of $1.75 per share paid in January 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere within this Report. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. During 2009, we completed a review of certain indirect manufacturing costs to determine the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our results to increase costs of sales and decrease operating expenses by the following amounts:

	Year Ended
	February 27,	February 29,	February 23,
Reclassification from operating expenses to cost of sales	2009	2008	2007
North America	$21.5	$23.5	$23.7
International	0.9	1.1	0.5
Other	2.7	2.7	2.8

	$25.1	$27.3	$27.0

Financial Summary

Results of Operations

	Year Ended
Income Statement Data—	February 27,		February 29,		February 23,
Consolidated	2009		2008		2007
Revenue	$3,183.7	100.0%	$3,420.8	100.0%	$3,097.4	100.0%
Cost of sales	2,236.7	70.3	2,322.6	67.9	2,155.2	69.6
Restructuring costs	23.9	0.7	(0.4)	—	21.3	0.7

Gross profit	923.1	29.0	1,098.6	32.1	920.9	29.7
Operating expenses	842.9	26.5	874.7	25.6	794.1	25.6
Goodwill and intangible assets impairment charges	65.2	2.0	21.1	0.6	10.7	0.3
Restructuring costs	14.0	0.5	—	—	2.4	0.1

Operating income	1.0	0.0	202.8	5.9	113.7	3.7
Other (expense) income, net	(9.8)	(0.3)	8.6	0.3	10.9	0.4

(Loss) income before income tax expense	(8.8)	(0.3)	211.4	6.2	124.6	4.1
Income tax expense	2.9	0.1	78.2	2.3	17.7	0.6

Net (loss) income	$(11.7)	(0.4)%	$133.2	3.9%	$106.9	3.5%

Overview

2009 compared to 2008

We recorded a net loss of $11.7 in 2009 compared to net income of $133.2 in 2008. The 2009 deterioration was driven by a number of factors, including lower volume within our North America segment and Other category, increased impairment charges and restructuring costs, a significant reduction in cash surrender value of our company-owned life insurance policies (“COLI”), lower interest income and higher commodity cost inflation which exceeded benefits from pricing actions. These factors were partially offset by lower variable compensation costs and benefits from restructuring and other cost reduction activities completed during the year.

Our revenue decreased $237.1 or 6.9% in 2009 compared to 2008. 2009 revenue was negatively impacted by $30.8 of sales related to net divestitures compared to 2008 and an estimated $45 from an extra week of shipments in the prior year, as our fiscal year 2008 consisted of 53 weeks. The balance of the decline in 2009 revenue was in our North America segment and Other category. The overall global economic slowdown in the last six months of 2009 and factors contributing to the turmoil in the capital markets influenced the decreased demand for office furniture, though revenue in our International segment did not initially deteriorate as quickly as in our North American segment. We expect the effects of the global economic slowdown and related turmoil in the capital markets to decrease the demand for office furniture across all segments in 2010.

Cost of sales increased to 70.3% of revenue in 2009, a 240 basis point deterioration compared to 2008. We estimate that the majority of the deterioration was due to lower fixed cost absorption related to lower volume, which had the effect of increasing cost of sales as a percent of revenue compared to the prior year. Other factors contributing to the increase were a reduction in cash surrender value of COLI, which accounted for approximately 80 basis points of the decline, and higher commodity cost inflation, which exceeded benefits from pricing actions and occurred primarily within our North America segment, impacting consolidated cost of sales by approximately 40 basis points. The deterioration in cost of sales was partially mitigated by lower variable compensation expense, which was approximately $18 lower than in 2008, and benefits from restructuring and other cost reduction activities completed during the year.

Operating expenses decreased by $31.8 compared to 2008, with approximately $40 of lower variable compensation in 2009 and an estimated $12 of expenses associated with the additional week in 2008, partially offset by a $13.8 decline in cash surrender value of COLI and an $8.5 impairment charge related to a corporate aircraft classified as held for sale. Operating expenses increased as a percent of revenue due to reduced volume leverage.

Goodwill and intangible assets impairment charges were primarily related to PolyVision, which is included in the Other category. These charges in 2009 were primarily due to the impact of the substantial decline in our stock price and market capitalization. As part of our annual goodwill impairment testing, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. We determined the fair value of PolyVision (using a discounted cash flow method) was less than its carrying value, resulting in non-cash impairment charges of $63.0 in Q4 2009.

Operating income decreased by $201.8 in 2009 compared to 2008. The North America segment declined $100.0 due to the reduction in revenue, the decline in cash surrender value of COLI and increased restructuring costs, partially offset by lower variable compensation. The International segment declined $16.0 primarily due to a decline in revenue in Q4 2009 compared to the prior year. The Other category declined $84.7 due to higher impairment charges at PolyVision and a decline in revenue in the Coalesse Group and PolyVision, as well as temporary inefficiencies associated with the consolidation of manufacturing activities in the Coalesse Group.

We recorded restructuring costs of $37.9 in 2009, compared to net restructuring credits of $0.4 in 2008. The 2009 charges primarily related to the consolidation of additional manufacturing and distribution facilities in North America, employee termination costs related to the reduction of our global white-collar workforce and further modernization of our industrial system in the Other category. See further discussion and detail of these items in the Segment Disclosure analysis below and in Note 17 to the consolidated financial statements.

2008 compared to 2007

Net income improved by $26.3 in 2008 compared to 2007. The improvement was due to increased volume and price yield, reduced cost of sales, lower restructuring costs and significant improvements in the performance of our wood business, partially offset by lower favorable tax adjustments, higher impairment charges at PolyVision and increased spending related to longer-term growth initiatives.

Our revenue increased 10.4% in 2008 compared to 2007. Revenue in 2008 increased for all of our reportable segments, but growth in our International segment of 21.5% was the strongest. As compared to 2007, revenue was lower by $79.6 related to net divestitures. 2008 revenue was positively impacted by approximately $73 from currency translation effects and an estimated $45 from an extra week of shipments as compared to 2007.

Cost of sales decreased to 67.9% of revenue in 2008, a 170 basis point improvement compared to the prior year. Improvements in the North America segment and the Other category of 220 and 240 basis points, respectively, were the key drivers of this improvement. The improvements were due to fixed cost leverage associated with higher volume, improved pricing yields, benefits from restructuring and product simplicity initiatives and continued implementation of lean manufacturing principles, partially offset by lower cash surrender value appreciation on COLI in the North America segment.

Operating expenses along with goodwill and intangible assets impairment charges increased $91.0 in 2008 compared to 2007. Currency translation effects, higher impairment charges at PolyVision, increased spending related to longer-term growth initiatives, lower cash surrender value appreciation on COLI and costs associated with an additional week of operations in 2008 primarily drove the increase.

Operating income improved by $89.1 in 2008 compared to 2007, due to better performance in our North America and International segments and lower restructuring costs, offset by lower operating income in the Other category, primarily due to impairment charges at PolyVision.

We recorded net restructuring credits of $0.4 in 2008, compared to net restructuring costs of $23.7 in 2007. The net credit in 2008 primarily consisted of a gain on the sale of real estate related to our former headquarters campus for our International segment in Strasbourg, France, offset by charges related to the completion of a two-year facility rationalization initiative at our Grand Rapids, Michigan campus.

Other (Expense) Income, Net and Effective Income Tax Rate

	Year Ended
	February 27,	February 29,	February 23,
Other (Expense) Income, Net	2009	2008	2007
Interest expense	$17.0	$16.9	$18.5

Other income, net:
Interest income	5.8	23.0	25.9
Equity in income of unconsolidated ventures	4.7	4.9	3.5
Elimination of minority interest in consolidated dealers	(3.2)	(7.2)	(2.8)
Miscellaneous	(0.1)	4.8	2.8

Total other income, net	7.2	25.5	29.4

Total interest expense and other income, net	$(9.8)	$8.6	$10.9

Effective income tax rate	(33.0)%	37.0%	14.2%

Interest income decreased in 2009 compared to 2008 due to lower average cash and investment balances and lower interest rates.

Our consolidated results include the results of several dealers in which either we own a majority interest or we maintain participative control, but our investments are structured such that we do not share in their profits or losses. Elimination of minority interest in consolidated dealers represents the elimination of earnings where either our class of equity does not share in the earnings or the earnings are allocated to the minority interest holder.

Miscellaneous consists of foreign exchange gains and losses, unrealized gains and losses on derivative instruments and other income and expenses. Included in this amount for 2009 is a $6.6 gain related to the sale of an investment, offset by $5.9 of foreign exchange losses and $2.0 of impairment charges related to our auction rate security investments. Included in this amount for 2008 and 2007 is $3.9 and $3.6, respectively, related to gains on dealer transitions.

Our 2009 effective tax rate was negatively impacted by $36.6 of non-deductible losses associated with declines in cash surrender value of COLI, and favorably impacted by $7.5 of tax reserve reductions related to the completion of U.S. Internal Revenue Service examinations of 2004 through 2008. During 2007, we recorded a number of favorable tax adjustments that lowered our effective tax rate, including reductions in net operating loss valuation allowances and the reversal of reserves in connection with the favorable resolution of a Canadian tax audit. See further discussion and detail of these items in Note 12 to the consolidated financial statements.

Segment Disclosure

We operate on a worldwide basis within North America and International reportable segments, plus an “Other” category. Our Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate. Additional information about our reportable segments is contained in Item 1: Business and Note 15 to the consolidated financial statements included within this report.

North America

	Year Ended
	February 27,		February 29,		February 23,
Income Statement Data—North America	2009		2008		2007
Revenue	$1,740.0	100.0%	$1,936.6	100.0%	$1,796.2	100.0%
Cost of sales	1,256.4	72.2	1,348.2	69.7	1,290.6	71.9
Restructuring costs	14.0	0.8	0.8	—	18.5	1.0

Gross profit	469.6	27.0	587.6	30.3	487.1	27.1
Operating expenses	394.5	22.7	420.9	21.7	389.1	21.6
Restructuring costs	8.4	0.5	—	—	1.7	0.1

Operating income	$66.7	3.8%	$166.7	8.6%	$96.3	5.4%

2009 compared to 2008

Operating income in the North America segment decreased by $100.0 in 2009 compared to 2008. The 2009 deterioration was driven by lower fixed cost absorption related to lower volume, decreases in cash surrender value of COLI, higher commodity cost inflation which exceeded benefits from pricing actions and increased restructuring costs and impairment charges, partially offset by lower variable compensation and benefits from restructuring and other cost reduction activities completed during the year.

North America revenue, which accounted for 54.7% of consolidated 2009 revenue, decreased by $196.6 or 10.2% from 2008. Net divestitures had the effect of decreasing revenue by $54.3 as compared to 2008. Current year revenue was also negatively impacted by an estimated $34 from an extra week of shipments in the prior year and approximately $6 from currency translation effects related to our subsidiary in Canada. The remaining decrease in revenue was primarily due to decreased volume across most of our vertical markets and geographic regions throughout the U.S. These declines were mitigated in part by relative stability in the federal government, healthcare, technology and higher education vertical markets. Order rates deteriorated significantly throughout the second half of the year as business capital spending declined in connection with the deteriorating U.S. and global economic environment, which we believe led to an increase in project deferrals and cancellations.

Cost of sales as a percent of revenue increased 250 basis points compared to the prior year. The deterioration was primarily the result of lower fixed cost absorption related to lower volume, which we estimate impacted cost of sales by 150 basis points. Other factors contributing to the increase were a reduction in cash surrender value of COLI, which represented 130 basis points of the decline, and higher commodity cost inflation which exceeded benefits from pricing actions and we estimate represented 60 basis points of the decline. The deterioration in cost of sales was partially offset by variable compensation expense which was $13.8 lower than in 2008 and benefits from restructuring and cost reduction efforts.

Operating expenses were 22.7% of revenue in 2009, compared to 21.7% of revenue in 2008. Operating expenses decreased in absolute dollars compared to 2008 primarily due to variable compensation expense which was $32.0 lower than in 2008, an $11.4 reduction resulting from net divestitures and benefits from restructuring and cost reduction efforts, partially offset by a $14.1 impact from the decline in cash surrender value of COLI and an $8.5 impairment charge related to a corporate aircraft classified as held for sale.

Restructuring costs of $14.0 in 2009 included in gross profit primarily consisted of move and severance costs associated with the closure of three manufacturing facilities within our network. Restructuring costs of $8.4 included in operating expenses primarily consisted of employee termination costs related to the reduction of our white-collar workforce.

2008 compared to 2007

Operating income increased by $70.4 in 2008 compared to 2007. The 2008 improvement was driven by volume growth, improved pricing yield, significant improvements in the performance of our wood business, benefits of prior restructuring activities and lower restructuring costs, partially offset by lower cash surrender value appreciation on COLI policies and higher spending related to longer-term growth initiatives.

Revenue growth of 7.8% in 2008 was driven by relatively strong sales across the Steelcase Group, Nurture by Steelcase and Details brands. While positive, growth at Turnstone moderated in 2008 compared to strong double digit percentages in prior years. As compared to 2007, North America revenue for 2008 was lower by $80.6 related to net divestitures and included an estimated $34 of additional sales from the extra week of shipments and approximately $9 from favorable currency translation effects related to sales by our subsidiary in Canada.

Cost of sales decreased 220 basis points from 2007 as a percent of revenue. The improvement was the result of fixed cost leverage associated with higher volume, improved pricing yields, benefits from prior restructuring activities and product simplicity initiatives and continued implementation of lean manufacturing principles, including significant improvement in the performance of our wood product category. These improvements were partially offset by lower cash surrender value appreciation on COLI.

Income from COLI was $11.8 lower in 2008 compared to 2007, with $6.3 of the decrease negatively impacting cost of sales and the remainder of the decrease impacting operating expenses.

Operating expenses were 21.7% of revenue in 2008 compared to 21.6% of revenue in 2007. Operating expenses increased in absolute dollars compared to 2007 primarily due to costs associated with the additional week of operations in 2008, higher spending related to longer-term growth initiatives, marketing and product development and lower cash surrender value appreciation on COLI, partially offset by lower expenses associated with net divestitures.

Restructuring costs of $0.8 in 2008 and $18.5 in 2007 included in gross profit consisted of move and severance costs associated with our plant consolidation initiative at our Grand Rapids, Michigan manufacturing campus, which we completed during 2008, offset in part by realization of conditional proceeds related to the sale of related properties.

International

	Year Ended
	February 27,		February 29,		February 23,
Income Statement Data—International	2009		2008		2007
Revenue	$922.2	100.0%	$893.8	100.0%	$735.8	100.0%
Cost of sales	629.1	68.2	598.1	66.9	490.5	66.6
Restructuring costs	0.3	—	(2.0)	(0.2)	2.8	0.4

Gross profit	292.8	31.8	297.7	33.3	242.5	33.0
Operating expenses	250.1	27.2	240.7	26.9	208.2	28.4
Restructuring costs	1.7	0.2	—	—	0.1	—

Operating income	$41.0	4.4%	$57.0	6.4%	$34.2	4.6%

2009 compared to 2008

International reported operating income of $41.0, a decrease of $16.0 compared to 2008. The 2009 deterioration was driven by commodity cost inflation, unfavorable currency impacts and significant declines in volume in Q4 2009. Operating income also decreased as a percent of revenue due to the dilutive impact of consolidating our acquisition of Ultra in Asia in Q4 2008. These decreases were partially offset by improved fixed cost leverage related to higher volume during the first three quarters of 2009 and operational improvements at a small subsidiary which negatively impacted 2008 results.

Revenue increased $28.4 or 3.2% in 2009 compared to 2008 and represented 29.0% of consolidated revenue. Current year revenue was positively impacted by $23.5 of incremental sales related to net acquisitions and approximately $4 from currency translation effects. Strong growth in revenue in Germany was offset by decreases in Spain, France and the United Kingdom. The increase was partially offset by a substantial drop in revenue in Q4 as the global economic slowdown and related turmoil in the capital markets dramatically decreased the demand for office furniture across all International markets.

Cost of sales increased by 130 basis points as a percent of revenue compared to 2008. The deterioration was primarily due to higher commodity cost inflation, unfavorable currency impacts, which represented approximately 30 basis points of the decline, and the dilutive impact of consolidating our acquisition of Ultra in Asia, which represented approximately 30 basis points of the decline.

Operating expenses increased by $9.4 in 2009 compared to 2008, primarily due to $8.5 related to net acquisitions and unfavorable currency translation impacts of approximately $3, partially offset by variable compensation expense which was approximately $3 lower than in 2008.

2008 compared to 2007

International reported operating income of $57.0 in 2008, an improvement of $22.8 compared to 2007. The 2008 improvement was driven by increased profitability in certain markets, most notably Germany, France and Latin America, lower restructuring costs and benefits of currency translation.

Revenue increased 21.5% in 2008 compared to 2007. The growth was relatively broad-based across most of our International regions, but was particularly strong in Germany, France, Eastern Europe, Spain, Latin America and Asia Pacific. Currency translation had the effect of increasing revenue by approximately $64 in 2008 as compared to 2007. Revenue also included $13.6 of incremental sales related to net acquisitions.

Cost of sales increased by 30 basis points as a percent of revenue compared to 2007. Improvements due to volume leverage and benefits from prior restructuring activities were more than offset by operational issues at a small subsidiary, higher material and transportation costs and unfavorable currency impacts, most notably in the United Kingdom.

Operating expenses increased by $32.5 in 2008 compared to 2007, primarily due to currency translation impacts of approximately $18, higher spending on growth initiatives in Asia and the effects of net acquisitions.

Other

	Year Ended
	February 27,		February 29,		February 23,
Income Statement Data—Other	2009		2008		2007
Revenue	$521.5	100.0%	$590.4	100.0%	$565.4	100.0%
Cost of sales	351.2	67.3	376.3	63.8	374.1	66.2
Restructuring costs	9.6	1.9	0.8	0.1	—	—

Gross profit	160.7	30.8	213.3	36.1	191.3	33.8
Operating expenses	172.9	33.2	186.8	31.6	169.8	30.0
Goodwill and intangible assets impairment charges	63.2	12.1	21.1	3.6	10.7	1.9
Restructuring costs	3.9	0.7	—	—	0.6	0.1

Operating (loss) income	$(79.3)	(15.2)%	$5.4	0.9%	$10.2	1.8%

2009 compared to 2008

Our Other category includes the Coalesse Group (formerly known as the Premium Group), PolyVision and IDEO. The Other category reported an operating loss of $79.3 in 2009, compared to operating income of $5.4 in 2008. The decline was primarily the result of higher goodwill and intangible assets impairment charges at PolyVision, lower fixed cost absorption related to lower volume within the Coalesse Group and PolyVision, increased restructuring costs and disruption costs associated with the consolidation of manufacturing activities, partially offset by lower variable compensation expense. Additionally, prior to 2009, the Other category also included our Financial Services subsidiary, which had $13.8 of revenue and $8.6 of operating income from Financial Services in 2008, primarily related to residual gains from early lease terminations we originated and funded in prior years.

2009 revenue decreased by $68.9 or 11.7% compared to 2008. The decrease in revenue includes the effects of our decisions to exit a portion of the PolyVision public bid contractor whiteboard fabrication business and to transfer corporate whiteboard and certain other corporate technology products to the Steelcase brand in the North America segment during the first six months of 2009. In addition, the weakening economy in the U.S. contributed to decreases in revenue in the Coalesse Group, PolyVision and IDEO.

Cost of sales as a percent of revenue increased by 350 basis points in 2009 compared to 2008 primarily due to the reduction in volume, higher commodity cost inflation which exceeded benefits from pricing actions and disruption costs associated with the consolidation of manufacturing activities.

Operating expenses were 33.2% of revenue in 2009 compared to 31.6% of revenue in 2008. Operating expenses decreased in absolute dollars compared to 2008 primarily due to variable compensation expense, which was approximately $3 lower than in 2008 and benefits from restructuring and other cost reduction activities efforts.

During the second half of 2009, there was a substantial decline in the market price of our Class A common stock and thus our market capitalization. As part of our annual goodwill impairment testing, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. We determined that the fair value of PolyVision (using a discounted cash flow method) was less than its carrying value, resulting in non-cash goodwill and intangible assets impairment charges of $63.0 in Q4 2009. See Note 8 to the consolidated financial statements for additional information.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement begins in 2010 and allows IDEO management to purchase an additional 60% equity interest. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase.

Restructuring costs of $13.5 in 2009 primarily related to the closure of two manufacturing facilities: one within the Coalesse Group and one at PolyVision.

2008 compared to 2007

The Other category reported operating income of $5.4 in 2008, a $4.8 decline compared to 2007. The decline was primarily the result of higher impairment charges at PolyVision which offset improved profitability in the Coalesse Group and PolyVision, excluding the impact of the impairment charges. IDEO’s business grew significantly in 2008, but operating income growth was offset by higher variable compensation earned by certain members of IDEO management in connection with an agreement to enable them to acquire an ownership interest in IDEO, as described above.

Revenue increased by $25.0, or 4.4% in 2008 compared to 2007 due to growth at IDEO and across most of the Coalesse Group.

Cost of sales as a percent of revenue decreased by 240 basis points in 2008 compared to 2007 primarily due to improvements at IDEO, PolyVision and across most of the Coalesse Group companies.

We recorded goodwill and intangible assets impairment charges of $21.1 at PolyVision in 2008 related to a deterioration in their financial performance, which was primarily driven by intense price competition in the public bid contractor whiteboard fabrication business. We recorded $10.7 of similar charges at PolyVision in 2007.

Corporate

	Year Ended
	February 27,	February 29,	February 23,
Income Statement Data—Corporate	2009	2008	2007
Operating expenses	$27.4	$26.3	$27.0

Approximately 82% of corporate expenses were charged to the operating segments in 2009 as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, corporate facilities, legal and research and development.

The reduction in variable compensation expense in 2009 was offset by an increase in general accounts receivable reserves and lower gains recognized from the transfer of equity interests of IDEO to certain members of its management.

Liquidity and Capital Resources

Liquidity

We believe we currently need approximately $50 of cash to fund the day-to-day operations of our business. Our current target is to maintain a minimum of $100 of additional cash and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of February 27, 2009, we held a total of $193.6 in cash and cash equivalents and short-term investments.

The following table summarizes our consolidated statements of cash flows:

	Year Ended
	February 27,	February 29,	February 23,
Cash Flow Summary	2009	2008	2007
Net cash flow provided by (used in):
Operating activities	$103.7	$249.7	$280.5
Investing activities	(61.1)	(91.3)	(51.9)
Financing activities	(131.7)	(484.4)	(127.1)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	12.7	1.9

Net (decrease) increase in cash and cash equivalents	(96.3)	(313.3)	103.4
Cash and cash equivalents, beginning of period	213.9	527.2	423.8

Cash and cash equivalents, end of period	$117.6	$213.9	$527.2

During 2009, cash and cash equivalents decreased by $96.3 to a balance of $117.6 as of February 27, 2009. Of our total cash and cash equivalents, approximately 75% was located in the U.S. and the remaining 25% was located outside of the U.S., primarily in Canada and Europe. These funds, in addition to short-term investments, cash generated from future operations, funds available from COLI and other long-term investments and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

We have short-term investments of $76.0 as of February 27, 2009 maintained in a managed investment portfolio which consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments.

We also have investments in auction rate securities (“ARS”) with a par value of $26.5 and an estimated fair value of $21.5 as of February 27, 2009 and one Canadian asset-backed commercial paper (“ABCP”) investment with a par value of Canadian $5.0 and an estimated fair value of $3.3 as of February 27, 2009. These securities are included in Other assets on the Consolidated Balance Sheets due to the tightening of the U.S. credit markets and current lack of liquid markets for ARS or Canadian ABCP. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business or fund our growth initiatives. See Note 4 to the consolidated financial statements for additional information.

Cash provided by operating activities

	Year Ended
	February 27,	February 29,	February 23,
Cash Flow Data—Operating Activities	2009	2008	2007
Net (loss) income	$(11.7)	$133.2	$106.9
Depreciation and amortization	87.3	92.4	101.4
Deferred income taxes	(4.8)	11.3	30.9
Goodwill and intangible assets impairment charges	65.2	21.1	10.7
Changes in cash surrender value of COLI	39.0	(1.4)	(12.6)
Changes in operating assets and liabilities, net of divestitures and acquisitions	(96.5)	(6.2)	35.7
Other, net	25.2	(0.7)	7.5

Net cash provided by operating activities	$103.7	$249.7	$280.5

The decrease in cash provided by operating activities in 2009 was primarily due to a significant decline in net income largely driven by the recent effects of deteriorating global economic conditions and the related impacts on business capital spending and our revenue. The associated cash generated from reductions in working capital was more than offset by payments earlier in the year related to variable compensation and other benefit costs earned in prior years.

Cash used in investing activities

	Year Ended
	February 27,	February 29,	February 23,
Cash Flow Data—Investing Activities	2009	2008	2007
Capital expenditures	$(83.0)	$(79.6)	$(58.2)
Divestitures and acquisitions	17.5	(13.8)	(9.9)
Net purchases of investments	(15.2)	(42.2)	(33.1)
Proceeds from repayments of lease fundings and notes receivable, net	11.4	21.1	27.2
Proceeds from disposal of fixed assets	4.9	27.5	18.9
Other, net	3.3	(4.3)	3.2

Net cash used in investing activities	$(61.1)	$(91.3)	$(51.9)

We continue to closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative, new products. Capital expenditures in 2009 included investments in product development, showrooms and corporate facilities and progress payments toward the replacement of an existing corporate aircraft in April 2009. Capital expenditures during 2009 and 2008 included $13.2 and $13.6, respectively, for payments related to the replacement aircraft.

Net cash used in investing activities in 2009 and 2008 included the allocation of $20 and $50, respectively, of cash and cash equivalents into a managed investment portfolio, which consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments. In 2008 and 2007, we purchased ARS, certain of which we continue to hold due to a current lack of liquidity in the marketplace.

Proceeds from the disposal of fixed assets primarily related to the sale of real estate, facilities and equipment associated with manufacturing consolidation initiatives completed in Grand Rapids, Michigan and Strasbourg, France.

Divestitures in 2009 represent the proceeds from the sale of Custom Cable and an international dealer. In 2008, the amount related to the acquisition of Ultra, partially offset by cash proceeds from the divestiture of an owned dealer. The 2007 amount related to an acquisition within our healthcare business offset by the sale of a small subsidiary of PolyVision.

Cash used in financing activities

	Year Ended
	February 27,	February 29,	February 23,
Cash Flow Data—Financing Activities	2009	2008	2007
(Repayments) borrowings of short-term and long-term debt, net	$(2.1)	$1.4	$(9.8)
Excess tax benefit from exercise of stock options and vesting of restricted stock	0.4	1.7	3.9
Common stock repurchases, net of issuances	(58.7)	(153.8)	(54.0)
Dividends paid	(71.3)	(333.7)	(67.2)

Net cash used in financing activities	$(131.7)	$(484.4)	$(127.1)

We used cash related to financing activities in 2009 primarily to return value to shareholders through dividend payments and common stock repurchases. We paid dividends of $0.15 per share in Q1, Q2 and Q3 2009 and $0.08 per share in Q4 2009. We paid dividends of $2.35 per share in 2008 consisting of quarterly dividends of $0.15 per share and a special cash dividend of $1.75 during Q4 2008. Dividends in 2007 were $0.45 per share. During Q1 2010, we announced a quarterly dividend of $0.08 per share.

During 2009 and 2008, we made common stock repurchases of $59.2 and $165.3, respectively. All of the 2009 repurchases related to our Class A Common stock. Of the 2008 repurchases, $132.3 related to the repurchase of 7.7 million shares of our Class A Common Stock, and $33.0 related to the repurchase of 1.7 million shares of our Class B Common Stock from entities affiliated with a member of our Board of Directors. As of February 27, 2009, $215.1 remained available under our repurchase authorizations. We have no outstanding share repurchase commitments.

Share repurchases of Class A common stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $1.7 and $3.2 in 2009 and 2008, respectively.

In 2009 and 2008, we received proceeds of $0.5 and $11.5, respectively, from the issuance of shares of Class A common stock as a result of the exercise of stock options. See Note 13 to the consolidated financial statements for additional information.

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

Contractual Obligations

Our contractual obligations as of February 27, 2009 were as follows:

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt and short-term borrowings	$255.7	$4.9	$250.6	$0.2	$—
Estimated interest on debt obligations	41.0	16.5	24.4	0.1	—
Operating leases	210.7	47.2	71.1	40.3	52.1
Committed capital expenditures	48.6	21.5	27.1	—	—
Purchase obligations	15.4	11.8	2.7	0.9	—
Other long-term liabilities	297.9	102.2	67.1	41.6	87.0

Total	$869.3	$204.1	$443.0	$83.1	$139.1

Total consolidated debt as of February 27, 2009 was $255.7. Of our total debt, $249.6 is in the form of term notes due in August 2011. As of February 27, 2009, our debt to total capital ratio was 25.9%, an increase from 22.1% in 2008 due to lower shareholders’ equity at the end of 2009 as a result of the 2009 net loss and dividend payments and share repurchases during the year.

We have commitments related to certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2019. Minimum payments under operating leases having initial or remaining non-cancelable terms in excess of one year are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include outstanding commitments of $44.4 to purchase two corporate aircraft that are intended to replace existing aircraft.

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

The contractual obligations table above is current as of February 27, 2009. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities

Our total liquidity facilities as of February 27, 2009 were:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	83.0

Total credit lines available	283.0
Less:
Borrowings outstanding	3.9
Standby letters of credit	21.4

Available capacity (subject to covenant constraints)	$257.7

The global committed bank facility has a five year term and matures in July 2011. We have the option of increasing the facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility; however, there is an $18.4 standby letter of credit issued in Q4 2009 in support of self-insured workers’ compensation reserves that reduced our available credit line.

The facility requires us to satisfy two financial covenants: a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter EBITDA (as defined in the credit agreement) and is required to be less than 3:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be greater than 4:1. As of February 27, 2009, we were in compliance with all covenants under this facility and our other financing facilities, and they are fully available for our use, although the various uncommitted lines may be changed or cancelled by the banks at any time. We anticipate our borrowing capacity under the unsecured credit facility could be reduced if our trailing four quarter EBITDA levels continue to decline due to the deterioration in the global market conditions. However, we do not currently anticipate needing to access the revolver in the near term. In addition, we reviewed the current financial stability of the lenders participating in our global committed bank facility in light of the recent distress in the financial market and believe they have the ability to fulfill all existing commitments.

Outstanding borrowings on uncommitted facilities of $3.9 as of February 27, 2009 are primarily related to short-term liquidity management within our International segment. In addition to the borrowings, we had $3.0 as of February 27, 2009 in outstanding standby letters of credit against these uncommitted facilities which primarily relate to our self-insured workers’ compensation programs. We had no draws on our standby letters of credit during 2009.

Total consolidated debt as of February 27, 2009 was $255.7. Our debt primarily consists of $249.6 in term notes due in August 2011 with an effective interest rate of 6.3%. The term notes contain no financial covenants. See Note 9 to the consolidated financial statements for additional information.

Our long-term debt ratings are investment grade BBB with a stable outlook from Standard & Poor’s and Baa3 with a negative outlook from Moody’s Investor Service.

The deterioration in the global economy and recent related decline in global equity markets has adversely impacted our revenue and operating profitability, particularly in North America. Accordingly, we have initiated a variety of actions to improve our operating efficiencies and to conserve cash and maintain liquidity.

•	In Q4 2009, we announced a series of new actions to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and continue to expand our white-collar reinvention initiatives. We expect these restructuring initiatives to cost between $20 and $25 and generate up to $40 of annualized savings once completed. See Note 17 to the consolidated financial statements for additional information.

•	In Q4 2009, we also announced the implementation of a five percent reduction in base salaries for our North American salaried workforce and larger reductions for certain levels of management and executive officers. Similarly, the Board of Directors has voluntarily reduced their annual fees. In addition, for 2010 we suspended our 401(k) matching contributions and we expect to reduce our minimum annual contributions to the Retirement Plan to between 0% and 3% of eligible compensation. These actions are projected to remain in effect for approximately one year or until economic conditions improve. We estimate these actions will reduce annualized pre-tax operating expenses by approximately $25 to $40 during the time they remain effective.

•	In Q4 2009 and Q1 2010, our Board of Directors declared a cash dividend on our common stock of $0.08 per share, compared to quarterly dividends of $0.15 per share paid each quarter in 2008 and Q1 through Q3 2009.

•	Beginning in Q2 2009, we reduced the level of share repurchases compared to prior quarters.

•	We expect to reduce our level of capital expenditures in 2010 to approximately $60, as compared to $83.0 for 2009, with a significant portion dedicated to product development efforts and the final payment on the replacement of a corporate aircraft in April 2009.

The current cash and short-term investment balances, cash generated from future operations, funds available under existing credit facilities and funds available from COLI and other long-term investments are expected to be sufficient to finance our known or foreseeable liquidity needs.

Critical Accounting Estimates

Management’s Discussion and Analysis of Results of Operations and Financial Condition is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting estimates that typically involve a higher degree of judgment and complexity are listed and explained below. These estimates were discussed with the Audit Committee of the Board of Directors and affect all segments of the Company.

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or earlier if conditions indicate it necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using seven reporting units where goodwill is recorded—specifically, North America excluding consolidated dealers and North America consolidated dealers within the North America segment; International; and Coalesse, Designtex, PolyVision and IDEO within the Other category.

Annually, we perform an impairment analysis on our intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. We also perform an annual impairment analysis for our intangible assets subject to amortization and our other long-lived assets including property, plant and equipment. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.

As of February 27, 2009, we had $181.1 of goodwill and $29.6 of net intangible assets recorded on our Consolidated Balance Sheet as follows:

		Other Intangible
Reportable Segment	Goodwill	Assets, Net
North America	$58.6	$12.0
International	45.4	6.4
Other category	77.1	11.2

Total	$181.1	$29.6

During Q4 2009, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow valuation (“DCF”) method and reconciled the fair value of our reporting units to the sum of our total market capitalization plus a control premium as of February 27, 2009 (our “adjusted market capitalization”). The control premium was based on the discounted cash flows associated with obtaining control of the company in an acquisition of the outstanding shares of Class A common stock and Class B common stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.

During the second half of 2009, there was a substantial decline in the market price of our Class A common stock and thus our market capitalization. As part of our annual goodwill impairment test, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. As part of the reconciliation to our adjusted market capitalization, we made adjustments to the estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 12.5% to 15.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of the goodwill as follows:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$139.3
International	65.9
Other category	(30.6)

Within the Other category, PolyVision’s DCF analysis indicated a ($54.3) shortfall in enterprise value available for goodwill. As the available enterprise value for PolyVision was less than reported goodwill and intangible assets, respectively, in the first step of our impairment testing, we were required to perform the second step of the goodwill impairment test. As a result of our step two analysis, we recorded total impairment charges of $63.0, of which $52.1 related to goodwill and $10.9 related to intangible assets. These charges were primarily due to the impact of the substantial decline in our stock price and related market capitalization. As of February 27, 2009, PolyVision had remaining goodwill and intangible assets of $8.1 and $11.2, respectively.

For each reporting unit other than PolyVision, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$93.5
International	40.6
Other category	16.1

Based on the sensitivity analysis above, the Coalesse reporting unit would have had goodwill balances in excess of enterprise value available for goodwill, and would have triggered the second step of our impairment testing. This reporting unit had recorded goodwill aggregating $24.9 as of February 27, 2009.

See Notes 2 and 8 to the consolidated financial statements for more information regarding goodwill and other intangible assets.

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

During 2009, the U.S. Internal Revenue Service closed its examination of our tax returns for 2004 through 2008 and two State audits covering various years were also closed. In connection with the closure of these audits, we paid tax deficiencies and adjusted reserves for uncertain tax positions resulting in a $7.5 tax benefit in 2009. We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (CAP). Under CAP, the U.S Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions in future years.

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

Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We estimated a tax benefit from the operating loss carryforwards before valuation allowances of $72.0, but we recorded a valuation allowance of $25.1, which reduced our estimated tax benefit to $46.9. Additionally, we estimated a tax benefit from tax credit carryforwards of $11.3. It is considered more likely than not that a combined benefit of $58.2 will be realized on these carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would result in a decrease in net income of approximately $5.8.

Pension and Other Post-Retirement Benefits

The Company sponsors a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees.

The post-retirement medical and life insurance plans are unfunded, but we purchased COLI policies with the intention of utilizing them as a long-term funding source for benefit obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense or benefit obligations recorded in the consolidated financial statements.

A significant portion of our defined benefit pension obligations relates to our non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. These plans are unfunded, but we purchased COLI policies with the intention of utilizing them as a long-term funding source for benefit obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.

We follow Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans) for the measurement and recognition of obligations and expense related to our retiree benefit plans. Embodied in both of these standards is the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working lives. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include, among others, the discount rate and health cost trend rates. These assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including but not limited to, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes.

To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date, with a primary focus for our domestic plans on the Ryan ALM 45/95 curve in 2009 and an average of the Citigroup Regular Curve and Citigroup Above Median Curve in 2008. The measurement dates for our retiree benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during February of each year.

Based on consolidated obligations as of February 27, 2009, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would change the 2009 benefits expense by less than $1. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 27, 2009, our initial rate of 10.6% for pre-age 65 retirees and 9.5% for post-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium.

Based on consolidated obligations as of February 27, 2009, a one percentage point increase or decrease in the assumed healthcare cost trend rates would change the 2009 benefits expense by less than $1. All experience gains and losses are amortized using a straight-line method, resulting in at least the minimum amortization prescribed by SFAS No. 106.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of February 27, 2009, we had consolidated unamortized prior service credits and net experience gains of $36.8, as compared to $32.2 as of February 29, 2008.

See Note 10 to the consolidated financial statements for additional information on employee benefit obligations.

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

Foreign Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings or cash flows. Revenue from foreign locations (primarily Europe and Canada) represented approximately 37% of our consolidated revenue in 2009 and 33% in 2008. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities.

Changes in foreign exchange rates that had the largest impact on translating our international operating profit for 2009 related to the euro and the Canadian dollar versus the U.S. dollar. We estimate that an additional 10% devaluation of the U.S. dollar against the local currencies would have increased our operating income by approximately $5.3 in 2009, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign exchange rates as of the end of the year. Translation adjustments are not included in determining net income but are disclosed in Accumulated other comprehensive (loss) income within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 27, 2009, the cumulative net currency translation adjustments reduced shareholders’ equity by $43.1.

Foreign exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2009, net transaction losses were $5.9.

See Note 2 to the consolidated financial statements for additional information.

Interest Rate Risk

We are exposed to interest rate risk primarily on our cash and cash equivalents, investments, notes receivable and short-term borrowings. Substantially all of our interest rates on our long-term borrowings were fixed during 2009; thus our interest rate risk was minimized on our debt.

Our cash and cash equivalents and investments are primarily invested in short-dated instruments. However, as of February 27, 2009, we held $26.5 and Canadian $5.0 par value investments in ARS and Canadian ABCP, respectively, for which no liquid markets currently exist. See Note 4 to the consolidated financial statements for additional information.

We estimate a 1.0 percentage point change in interest rates would have less than a $2.0 impact to our results of operations for 2009.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in COLI. We estimate a 10% adverse change in the value of the underlying funds, which could be caused by changes in interest rates, yield curve, portfolio duration or equity prices, would have reduced our operating income by approximately $6.8 and $10.5 in 2009 and 2008, respectively. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, the investment managers actively manage certain fixed income and equity investments and their results could be better or worse than the market returns.

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

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 27, 2009.

BDO Seidman, LLP, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited Steelcase Inc.’s internal control over financial reporting as of February 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steelcase Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Steelcase Inc. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Steelcase Inc. as of February 27, 2009 and February 29, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2009 and our report dated April 23, 2009 expressed an unqualified opinion.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. as of February 27, 2009 and February 29, 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. as of February 27, 2009 and February 29, 2008 and the results of its operations and its cash flows for each of the three years in the period ended February 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the consolidated financial statements, Steelcase Inc. changed its method of accounting for defined benefit pension and other post-retirement plans as of February 23, 2007, in accordance with Financial Accounting Standards Board No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans; and uncertain tax positions as of February 24, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steelcase Inc.’s internal control over financial reporting as of February 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 23, 2009 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 23, 2009

STEELCASE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended
	February 27,	February 29,	February 23,
	2009	2008	2007
Revenue	$3,183.7	$3,420.8	$3,097.4
Cost of sales	2,236.7	2,322.6	2,155.2
Restructuring costs	23.9	(0.4)	21.3

Gross profit	923.1	1,098.6	920.9
Operating expenses	842.9	874.7	794.1
Goodwill and intangible assets impairment charges	65.2	21.1	10.7
Restructuring costs	14.0	—	2.4

Operating income	1.0	202.8	113.7
Interest expense	(17.0)	(16.9)	(18.5)
Interest income	5.8	23.0	25.9
Other income, net	1.4	2.5	3.5

Income (loss) before income tax expense	(8.8)	211.4	124.6
Income tax expense	2.9	78.2	17.7

Net (loss) income	$(11.7)	$133.2	$106.9

Earnings per share:
Basic	$(0.09)	$0.93	$0.72

Diluted	$(0.09)	$0.93	$0.71

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 27,	February 29,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$117.6	$213.9
Short-term investments	76.0	50.1
Accounts receivable, net of allowances of $29.6 and $21.8	280.3	397.0
Inventories	129.9	146.7
Deferred income taxes	63.8	52.1
Other current assets	83.8	74.9

Total current assets	751.4	934.7

Property, plant and equipment, net of accumulated depreciation of $1,280.3 and $1,290.1	433.3	478.4
Company-owned life insurance	171.6	210.6
Deferred income taxes	108.9	125.9
Goodwill	181.1	252.1
Other intangible assets, net of accumulated amortization of $50.2 and $64.7	29.6	48.9
Other assets	74.1	73.8

Total assets	$1,750.0	$2,124.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

	February 27,	February 29,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.6	$246.9
Short-term borrowings and current portion of long-term debt	4.9	8.2
Accrued expenses:
Employee compensation	141.8	181.3
Employee benefit plan obligations	38.0	39.0
Workers’ compensation claims	21.5	23.8
Income taxes payable	4.8	19.5
Product warranties	19.2	21.6
Other	114.8	142.7

Total current liabilities	519.6	683.0

Long-term liabilities:
Long-term debt less current maturities	250.8	250.5
Employee benefit plan obligations	164.4	183.4
Other long-term liabilities	82.4	96.6

Total long-term liabilities	497.6	530.5

Total liabilities	1,017.2	1,213.5

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 78,197,169 and 81,708,920 issued and outstanding	59.8	114.7
Class B Common Stock-no par value; 475,000,000 shares authorized, 55,604,152 and 56,940,858 issued and outstanding	—	—
Additional paid-in capital	4.7	5.0
Accumulated other comprehensive (loss) income	(22.5)	17.4
Retained earnings	690.8	773.8

Total shareholders’ equity	732.8	910.9

Total liabilities and shareholders’ equity	$1,750.0	$2,124.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

					Accumulated	Deferred
	Common	Class A	Class B	Additional	Other	Compensation—		Total	Total
	Shares	Common	Common	Paid-in	Comprehensive	Restricted	Retained	Shareholders’	Comprehensive
	Outstanding	Stock	Stock	Capital	(Loss) Income	Stock	Earnings	Equity	Income (Loss)
February 24, 2006	149,489,818	$205.5	$104.4	$3.4	$(39.1)	$(3.1)	$933.8	$1,204.9	$42.9

Common stock conversion		28.8	(28.8)					—
Common stock issuance	1,788,076	23.3						23.3
Common stock repurchases	(4,499,895)	(35.7)	(41.6)					(77.3)
Tax effect of exercise of stock options		3.9						3.9
Adoption of SFAS 123(R)		(3.1)				3.1		—
Restricted stock expense	36,850	2.4						2.4
Restricted stock units converted to common stock	31,000	0.3		(0.3)				—
Performance share and performance units expense				3.2				3.2
Other comprehensive income					12.0			12.0	12.0
Recognition of prior service cost & net loss under SFAS 158, net of $15.8 tax					25.8			25.8
Dividends paid ($0.45 per share)							(67.2)	(67.2)
Net income							106.9	106.9	106.9

February 23, 2007	146,845,849	225.4	34.0	6.3	(1.3)	—	973.5	1,237.9	$118.9

Adoption of FIN 48							3.6	3.6
SFAS 158 adjustment							(0.2)	(0.2)
Common stock conversion		1.0	(1.0)					—
Common stock issuance	852,239	11.5						11.5
Common stock repurchases	(9,393,055)	(129.7)	(33.0)				(2.6)	(165.3)
Tax effect of exercise of stock options		1.7						1.7
Restricted stock expense	200,185	1.4						1.4
Restricted stock units converted to common stock	51,500	0.4		(0.4)				—
Performance shares converted to common stock, restricted stock and restricted stock units	93,060	3.0		(3.0)				—
Performance share, performance units and restricted stock units expense				2.1				2.1
Other comprehensive income					18.7			18.7	18.7
Dividends paid ($2.35 per share)							(333.7)	(333.7)
Net income							133.2	133.2	133.2

February 29, 2008	138,649,778	114.7	—	5.0	17.4	—	773.8	910.9	$151.9

Common stock issuance	47,591	0.5						0.5
Common stock repurchases	(5,145,354)	(59.2)						(59.2)
Tax effect of exercise of stock options		0.4						0.4
Restricted stock unit issuance				1.6				1.6
Restricted stock expense	(3,984)	0.5						0.5
Restricted stock units converted to common stock	127,254	1.3		(1.3)				—
Performance shares converted to common stock, restricted stock and restricted stock units	126,036	1.6		(1.6)				—
Performance share, performance units and restricted stock units expense				1.0				1.0
Other comprehensive loss					(39.9)			(39.9)	(39.9)
Dividends paid ($0.53 per share)							(71.3)	(71.3)
Net loss							(11.7)	(11.7)	(11.7)

February 27, 2009	133,801,321	$59.8	$—	$4.7	$(22.5)	$—	$690.8	$732.8	$(51.6)

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 27,	February 29,	February 23,
	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(11.7)	$133.2	$106.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.3	92.4	101.4
Goodwill and intangible assets impairment charges	65.2	21.1	10.7
Loss on disposal and fixed asset impairment, net	10.7	0.6	3.9
Deferred income taxes	(4.8)	11.3	30.9
Pension and post-retirement benefit cost	5.7	4.1	7.1
Changes in cash surrender value of COLI	39.0	(1.4)	(12.6)
Restructuring charges (payments), net	11.0	(2.6)	(3.9)
Excess tax benefit from exercise of stock options and vesting of restricted stock	(0.4)	(1.7)	(3.9)
Other, net	(1.8)	(1.1)	4.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	70.2	(20.2)	24.3
Inventories	3.6	7.8	5.4
Other assets	(8.1)	3.3	(34.6)
Accounts payable	(50.5)	(0.6)	23.4
Accrued expenses and other liabilities	(111.7)	3.5	17.2

Net cash provided by operating activities	103.7	249.7	280.5

INVESTING ACTIVITIES
Capital expenditures	(83.0)	(79.6)	(58.2)
Net purchases of investments	(15.2)	(42.2)	(33.1)
Divestitures and acquisitions	17.5	(13.8)	(9.9)
Proceeds from disposal of fixed assets	4.9	27.5	18.9
Proceeds from repayments of notes receivable, net	10.0	15.4	17.5
Proceeds from repayments of lease funding	1.4	5.7	9.7
Other, net	3.3	(4.3)	3.2

Net cash used in investing activities	(61.1)	(91.3)	(51.9)

FINANCING ACTIVITIES
Dividends paid	(71.3)	(333.7)	(67.2)
Common stock repurchases	(59.2)	(165.3)	(77.3)
Common stock issuance	0.5	11.5	23.3
Excess tax benefit from exercise of stock options and vesting of restricted stock	0.4	1.7	3.9
Borrowings of long-term debt	1.1	0.5	257.4
Repayments of long-term debt	(4.5)	(1.9)	(260.3)
Borrowings (repayments) of lines of credit, net	1.3	2.8	(6.9)

Net cash used in financing activities	(131.7)	(484.4)	(127.1)

Effect of exchange rate changes on cash and cash equivalents	(7.2)	12.7	1.9

Net (decrease) increase in cash and cash equivalents	(96.3)	(313.3)	103.4
Cash and cash equivalents, beginning of year	213.9	527.2	423.8

Cash and cash equivalents, end of year	$117.6	$213.9	$527.2

Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$16.7	$40.3	$36.2

Interest paid	$17.2	$16.5	$21.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Steelcase Inc. is the world’s leading designer, marketer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan U.S.A and employ approximately 13,000 employees. We operate manufacturing and distribution center facilities in 27 principal locations. We distribute products through various channels, including independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under North America and International reportable segments, plus an “Other” category. Additional information about our reportable segments is contained in Note 15.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its majority-owned subsidiaries. We consolidate entities in which we maintain a controlling equity interest including two variable interest entities where we are designated as the primary beneficiary under Financial Interpretation No. (“FIN”) 46(R). All material intercompany transactions and balances have been eliminated in consolidation and minority interest has been recorded in Other income, net.

Fiscal Year

Our fiscal year ends on the last Friday in February with each fiscal quarter typically including 13 weeks. The fiscal years ended February 27, 2009 and February 23, 2007 included 52 weeks. The fiscal year ended February 29, 2008 included 53 weeks.

Unless the context otherwise indicates, reference to a year relates to a fiscal year rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. During 2009, we completed a review of certain indirect manufacturing costs to improve the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our results by increasing costs of sales and decreasing operating expenses by $27.3 and $27.0 in 2008 and 2007, respectively.

Foreign Currency

For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities to U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are disclosed in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Operations accounts at average rates for the period.

Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany working capital loans and certain transactions with foreign locations, are recorded in Other income, net and included net losses and gains of ($5.9), $4.0 and $4.1 in 2009, 2008 and 2007, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and applicable returns and allowances and are recognized when title and risks associated with ownership have passed to the dealer or customer. Typically, this is when product is shipped to the dealer. When product is shipped directly to an end customer, revenue is typically recognized upon delivery or upon acceptance by the end customer. Revenue from services is recognized when the services have been rendered. Total revenue does not include sales tax as we consider ourselves a pass-through entity for collecting and remitting sales taxes.

Cash Equivalents

Cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value.

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable, notes receivable and investments in leases are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the economic environment and information gathered through our network of field-based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends and other factors previously referenced. Receivable balances are written off when we determine the balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance when received. We consider an accounts receivable or notes receivable balance past due when payment is not received within the stated terms.

Concentrations of Credit Risk

Our trade receivables are primarily due from independent dealers, who in turn carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we may assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

Notes Receivable

In recent years, we have significantly reduced the capital invested in, and related operations of, Financial Services, including moving to the use of third parties to provide lease funding to customers and reducing the nature and level of financing services provided to our dealers. As a result, we have seen a decrease in the notes receivable balance, which includes project financing, asset-based lending and term financing with dealers.

Notes receivable of $9.0 and $26.2 as of February 27, 2009 and February 29, 2008, respectively, are included within Other current assets and Other assets on the Consolidated Balance Sheets. The

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance for uncollectible notes receivable was $2.2 and $2.0 as of February 27, 2009 and February 29, 2008, respectively. Notes receivable include amounts from affiliates totaling $0.6 and $2.6 as of February 27, 2009 and February 29, 2008, respectively. Affiliates include minority interests in unconsolidated dealers and unconsolidated joint ventures.

Inventories

Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The use of LIFO may result in increases or decreases to costs of sales in years when inventory volumes decline and result in costs of sales associated with inventory layers established in prior periods. The International segment values inventories primarily using the first in, first out method. Companies within the Other category primarily use the first in, first out or the average cost inventory valuation methods.

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

When assets are classified as “held for sale,” gains or losses are recorded for the difference between the carrying amount of the property, plant and equipment and the estimated fair value less costs to sell. Property, plant and equipment are considered “held for sale” when it is expected that the asset is going to be sold within twelve months. See Note 6 for additional information.

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

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price for, and the related underlying tangible and identifiable intangible net asset values resulting from, business acquisitions. Annually, or more frequently if conditions indicate an earlier review is necessary, the carrying value of the goodwill of a reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. We evaluated goodwill and intangible assets at the seven reporting units where goodwill is recorded—specifically North America excluding consolidated dealers, and North America consolidated dealers, within the North America reportable segment; International; and Coalesse, Designtex, PolyVision, and IDEO within the Other category. See Note 8 for additional information.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions.

A reserve for estimated future product liability costs incurred as of February 27, 2009 and February 29, 2008 was $9.4 and $9.8, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets.

We are also self-insured for a portion of domestic employee and retiree medical benefits. The estimate for employee medical, dental, and short-term disability claims incurred as of February 27, 2009 and February 29, 2008 was $2.9 and $2.7, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

Pension and Other Post-Retirement Benefits

The Company sponsors a number of domestic and foreign plans to provide pension, medical, and life insurance benefits to retired employees. We measure the net over- or under-funded positions of our defined benefit pension plans and post-retirement plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service cost, experience gains/losses or transition obligation is reported as a component of other comprehensive (loss) income, net of tax, in shareholders’ equity. See Note 10 for additional information on employee benefit obligations.

Product Warranties

We offer a 5-year, 10-year, 15-year, or lifetime warranty for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical claims and our knowledge of current events and actions.

	Year Ended
	February 27,	February 29,	February 23,
Product Warranties	2009	2008	2007
Balance as of beginning of period	$21.6	$22.9	$21.4
Accruals for warranty charges	16.9	12.2	14.1
Settlements and adjustments	(19.3)	(13.5)	(12.6)

Balance as of end of period	$19.2	$21.6	$22.9

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Expenses

We record shipping and handling related expenses in Cost of sales on the Consolidated Statements of Operations.

Research and Development Expenses

Research and development expenses, which are expensed as incurred, were $50.0 for 2009, $60.9 for 2008 and $44.2 for 2007. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses since they are variable, based on product sales.

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

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits associated with net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the net operating loss carryforwards. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits from uncertain tax positions recognized are reflected at the amounts most likely to be sustained on examination. See Note 12 for additional information.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares that may be earned under awards granted, but not yet earned or vested, under our stock incentive plan had been issued and the dilutive effect of restricted shares to the extent those shares have not vested. See Note 13 for additional information.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per share includes the effects of dilutive shares and potential shares issued under our stock incentive plan. However, diluted earnings per share does not reflect the effects of options, restricted stock, restricted stock units, performance shares, and performance units of 4.5 million for 2009, 3.5 million for 2008 and 5.3 million for 2007 because those potential shares were not dilutive.

	Year Ended
	February 27,	February 29,	February 23,
Earnings Per Share	2009	2008	2007
Net (loss) income	$(11.7)	$133.2	$106.9

Weighted-average shares outstanding for basic net earnings per share (in millions)	134.5	142.5	148.5
Effect of dilutive stock-based compensation (in millions)	—	1.1	1.3

Adjusted weighted-average shares outstanding for diluted net earnings per share (in millions)	134.5	143.6	149.8

Earnings per share of common stock:
Basic	$(0.09)	$0.93	$0.72

Diluted	$(0.09)	$0.93	$0.71

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Before Tax	Tax (Expense)	Net of
Comprehensive (Loss) Income	Amount	Benefit	Tax Amount
2007
Net income			$106.9
Other comprehensive income
Foreign currency translation adjustments	$9.9	$—	9.9
Minimum pension liability	1.3	(0.5)	0.8
Derivative adjustments	2.1	(0.8)	1.3

	$13.3	$(1.3)	12.0

Total comprehensive income			$118.9

2008
Net income			$133.2
Other comprehensive income
Foreign currency translation adjustments	$22.4	$—	22.4
Minimum pension liability	(3.2)	1.2	(2.0)
Derivative adjustments	(0.5)	0.2	(0.3)
Unrealized loss on investments, net	(2.2)	0.8	(1.4)

	$16.5	$2.2	18.7

Total comprehensive income			$151.9

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Before Tax	Tax (Expense)	Net of
Comprehensive (Loss) Income	Amount	Benefit	Tax Amount
2009
Net loss			$(11.7)
Other comprehensive loss
Foreign currency translation adjustments	$(40.9)	$—	(40.9)
Minimum pension liability	4.6	(3.0)	1.6
Derivative adjustments	(0.8)	0.2	(0.6)

	$(37.1)	$(2.8)	(39.9)

Total comprehensive loss			$(51.6)

Accumulated other comprehensive (loss) income consisted of the follow:

	February 27,	February 29,
Comprehensive (Loss) Income	2009	2008
Foreign currency translation adjustments	$(43.1)	$(2.2)
Minimum pension liability	21.6	20.0
Derivative adjustments	0.4	1.0
Unrealized loss on investments, net	(1.4)	(1.4)

Total accumulated other comprehensive (loss) income	$(22.5)	$17.4

Foreign currency translation adjustments of $40.9 for the year ended February 27, 2009 reflect the impact of the changes in certain foreign currency values (principally the euro, British pound and Canadian dollar) relative to the U.S. dollar. As of February 27, 2009, approximately 25% of our net assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined benefit and post-retirement pension plans as a component of Accumulated other comprehensive (loss) income are presented in the table below.

	Before Tax	Tax (Expense)	Net of
Minimum Pension Liability	Amount	Benefit	Tax Amount
Balance as of February 23, 2007	$35.4	$(13.4)	$22.0

Amortization of prior service cost included in net periodic pension cost	(8.0)	3.1	(4.9)

Net prior service cost during period	(8.0)	3.1	(4.9)
Net actuarial loss arising during period	4.6	(1.8)	2.8
Amortization of prior service cost included in net periodic pension cost	0.2	(0.1)	0.1

Net change in actuarial loss during period	4.8	(1.9)	2.9

Current period change	(3.2)	1.2	(2.0)

Balance as of February 29, 2008	$32.2	$(12.2)	$20.0

Prior service cost from plan amendment arising during period	(0.6)	0.4	(0.2)
Amortization of prior service cost included in net periodic pension cost	(6.8)	4.4	(2.4)

Net prior service cost during period	(7.4)	4.8	(2.6)
Net actuarial loss arising during period	9.9	(6.5)	3.4
Amortization of prior service cost included in net periodic pension cost	0.5	(0.3)	0.2

Net change in actuarial loss during period	10.4	(6.8)	3.6
Foreign currency translation adjustments	1.6	(1.0)	0.6

Current period change	4.6	(3.0)	1.6

Balance as of February 27, 2009	$36.8	$(15.2)	$21.6

Stock-Based Compensation

Our stock-based compensation consists of restricted stock, restricted stock units, performance shares and performance units. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.

Restricted stock, restricted stock units, performance shares and performance units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares expected to be issued or the applicable lattice model for shares with market conditions. See Note 13 for additional information.

Financial Instruments

The carrying amounts of our financial instruments, consisting of cash equivalents, short-term investments, accounts and notes receivable, foreign exchange forward contracts, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our long-term investments are measured at fair value on the Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our long-term debt was approximately $235 and $250 as of February 27, 2009 and February 29, 2008, respectively. The fair value of our long-term debt is based on a discounted cash flow analysis using an estimate of our current incremental borrowing rate.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts

A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency cost and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative instruments. Short-term foreign exchange forward contracts serve to mitigate the risk of translation of certain foreign denominated net income, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, British pound and Canadian dollar.

	February 27,	February 29,
Consolidated Balance Sheets	2009	2008
Other current assets	$10.2	$0.1
Accrued expenses	(0.8)	(2.5)

Total net fair value of derivative instruments(1)	$9.4	$(2.4)

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $107.9 as of February 27, 2009 and $128.0 as of February 29, 2008.

	February 27,	February 29,
Gain (Loss) Recognized in Consolidated Statements of Operations Location	2009	2008
Cost of sales	$0.7	$2.0
Other income, net	11.6	(21.6)

Total net gains (losses)	$12.3	$(19.6)

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

SFAS 157, FSP 157-2 and FSP 157-3

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. We adopted the effective portions of SFAS 157 beginning in Q1 2009, and it did not have a material impact on our consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the inputs and techniques used in these measurements, including items such as fixed assets and goodwill impairment testing. We do not expect the adoption of FSP 157-2 to have a material impact on our consolidated financial statements. See Note 4 for detail regarding the impact of the adoption of SFAS 157.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 provides additional guidance regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP 157-3 became effective immediately upon issuance. The provisions of FSP 157-3 did not have a significant impact on the techniques used to determine the fair value of our investments in auction rate securities and Canadian asset-backed commercial paper and did not have a material impact on our consolidated financial statements. See Note 4 for additional information.

SFAS 159

In February 2007, the FASB issued SFAS 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which provides companies an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. While SFAS 159 became effective for 2009, we did not elect the fair value measurement option for any of our financial assets or liabilities.

SFAS 141(R)

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and any goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and we are required to adopt beginning in Q1 2010. Management believes the adoption of SFAS 141(R) will not have an impact on our results of operations, financial position and cash flows for acquisitions completed prior to 2010. The impact of SFAS 141 (R) on our consolidated financial statements in the future will be dependent on the size and nature of future combinations.

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and we are required to adopt beginning in Q1 2010. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

SFAS 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption resulted in additional disclosures in our consolidated financial statements. See Note 2 for additional information.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 applies to fiscal years beginning after December 15, 2008, and we are required to adopt beginning in Q1 2010. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, to provide additional disclosures about transferors’ continuing involvement with transferred financial assets and involvement with variable interest entities. This pronouncement applies to fiscal years and interim periods beginning after December 15, 2008. The adoption of this statement will not have a material impact on our consolidated financial statements or our disclosures.

FSP FAS 132(R)-1

In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”), which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other post-retirement plan. The interpretation will increase the disclosures in the consolidated financial statements related to the assets of defined benefit pension plans. This pronouncement is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP FAS 132(R)-1 will have a material impact on our consolidated financial statements.

FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP FAS 157-4 reaffirms the view in SFAS 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provide additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

These pronouncements are effective for fiscal years and interim periods beginning after June 15, 2009. We do not expect the adoption of these pronouncements will have a material impact on our consolidated financial statements.

4.	FINANCIAL INSTRUMENTS

We adopted SFAS 157 as of March 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

Level 1—Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2—Inputs based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date and model-driven valuations. The inputs are unobservable in the market and significant to the instrument’s valuation.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be other significant inputs that are readily observable.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheet as of February 27, 2009 are summarized below:

Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Managed investment portfolio	$70.5	$—	$—	$70.5
Available-for-sale securities	5.1	—	—	5.1
Auction rate securities	—	—	21.5	21.5
Canadian asset-backed commercial paper	—	—	3.3	3.3
Foreign exchange forward contracts, net	—	9.4	—	9.4
Privately-held equity investments	—	—	1.0	1.0

	$75.6	$9.4	$25.8	$110.8

Managed Investment Portfolio and Available-for-Sale Securities

Our managed investment portfolio consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments. Fair values for investments in our managed investment portfolio and our available-for-sale securities are based upon valuations for identical instruments in active markets.

Auction Rate Securities

As of February 27, 2009, we held auction rate securities (“ARS”) totaling $26.5 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in 2008. Since these auctions have failed, we are realizing higher penalty interest rates than we would have otherwise received. Although we have been receiving interest payments at these higher penalty rates, we will not be able to liquidate the related principal amounts until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security or the security matures according to contractual terms. We have the intent and ability to hold these securities until recovery of market value, and we believe the current inability to liquidate these investments will have no impact on our ability to fund our ongoing operations.

While there has been no payment default with respect to our ARS, these investments are not currently trading and therefore do not currently have a readily-determinable market value. To estimate fair value, we used an internally developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate paid in the event of a failed auction. Our discounted cash flow analysis estimates future cash flows from our ARS over their anticipated workout period at discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) the risk spread of similarly rated securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $26.5 were adjusted to an estimated fair value of $23.9 as of February 29, 2008, and subsequently adjusted to an estimated fair value of $21.5 as of February 27, 2009.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Through Q4 2009, we recorded other-than-temporary impairment losses and unrealized impairment losses of $2.0 and $3.0, respectively, on our ARS. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which estimated fair value has been less than the

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost basis, the financial condition and near-term prospects of the investee and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired during 2009 were impaired due to general credit declines. Temporary impairments are recorded as unrealized losses in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments. The use of different assumptions could result in a different valuation and related impairment. For example, an increase in the recovery period by one year would reduce the estimated fair value of our investment in ARS by approximately $0.6. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $1.2.

We continue to monitor the market for ARS and consider the impact, if any, on the estimated fair value of these investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional other-than-temporary impairments and/or temporary impairments.

Canadian Asset-Backed Commercial Paper

As of February 27, 2009, we held one investment in Canadian asset-backed commercial paper (“ABCP”) with an original par value of Canadian $5.0. As a result of a lack of liquidity in the Canadian ABCP market, the ABCP did not settle on maturity and the security went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9. A restructuring plan was approved by the Superior Court of Ontario in June 2008 and consummated in January 2009. Under the restructuring, we exchanged our ABCP for newly issued floating-rate notes. These notes have a combined par value equal to the original book value of our investment, and two of the notes are rated “A” by Dominion Bond Rating Service while the other two notes carry no rating and are subordinated to the “A” rated notes. The securities do not yet trade, and they pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points. Data from the administrator of the restructuring committee indicate the “A” rated Series notes will be retired at par in six to seven years and the other notes represent the estimated loss on the underlying pool of financial assets. We evaluated our investment for impairment as of February 27, 2009 using a discounted cash flow analysis. Our analysis concluded that no additional impairment was necessary.

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

Privately-Held Equity Investments

Privately-held equity investments are carried at the lower of cost or estimated fair value. For these non-quoted investments, we review the underlying performance of the privately-held companies to determine if potential declines in estimated fair value exist and are other-than-temporary.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the year ended February 27, 2009:

		Canadian
		Asset-Backed	Privately-
	Auction Rate	Commercial	Held Equity
Rollforward of Fair Value Using Level 3 Inputs	Securities	Paper	Investments
Balance as of March 1, 2008	$23.9	$4.1	$2.5
Reclassified to Level 1 available-for-sale securities	—	—	(1.3)
Unrealized losses on investments	(0.4)	—	(0.2)
Other-than-temporary impairments	(2.0)	—	—
Currency translation adjustment	—	(0.8)	—

Balance as of February 27, 2009	$21.5	$3.3	$1.0

5.	INVENTORIES

	February 27,	February 29,
Inventories	2009	2008
Raw materials	$61.3	$67.5
Work in process	15.9	20.9
Finished goods	79.9	87.9

	157.1	176.3
LIFO reserve	(27.2)	(29.6)

	$129.9	$146.7

The portion of inventories determined by the LIFO method aggregated $47.8 and $54.4 as of February 27, 2009 and February 29, 2008, respectively. During 2009, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $4.5 decrease in the LIFO reserve, partially offset by inflation impacts of $1.9 during the year. During 2008 and 2007, the effect of LIFO liquidations was not material.

6.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	February 27,	February 29,
Property, Plant and Equipment	(Years)	2009	2008
Land	—	$41.8	$44.0
Buildings and improvements	10 – 40	550.1	558.3
Machinery and equipment	3 – 15	770.8	836.5
Furniture and fixtures	5 – 8	82.7	83.0
Leasehold improvements	3 – 10	77.3	77.8
Capitalized software	3 – 10	141.2	139.5
Construction in progress	—	49.7	29.4

		1,713.6	1,768.5
Accumulated depreciation		(1,280.3)	(1,290.1)

		$433.3	$478.4

Depreciation expense on property, plant and equipment approximated $79.1 for 2009, $84.0 for 2008 and $92.0 for 2007. The estimated cost to complete construction in progress as of February 27,

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 was $69.1, including $44.4 related to the replacement of corporate aircraft. During 2009 and 2008, interest costs capitalized in Construction in progress amounted to $1.4 and $1.0.

The net book value of capitalized software was $13.8 and $15.2 as of February 27, 2009 and February 29, 2008, respectively. The majority of capitalized software has been assigned an estimated useful life of 3 to 5 years. Approximately 20% of the gross value of capitalized software relates to our core enterprise resource planning system, which was approximately 98% depreciated as of February 27, 2009.

Included in Other current assets on the Consolidated Balance Sheets as of February 27, 2009 is $18.4 of property, plant and equipment that is classified as assets “held for sale” as we expect to sell the property in Q1 2010. During Q4 2009, we recognized an $8.5 impairment on the carrying value of the property based on the negotiated sale price. During 2009, we determined a facility in Malaysia previously reported as “held for sale” no longer met the criteria for that classification, and so it was reclassified as Property, plant and equipment on the Consolidated Balance Sheets.

7.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 27, 2009 aggregated $165.5, with a related deferred tax asset of $63.4. However, they do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s financial strength ratings range from AA- to AAA. The net cash surrender values totaled $171.6 as of February 27, 2009 and $210.6 as of February 29, 2008

A summary of investments in COLI as of February 27, 2009 and February 29, 2008 is as follows:

	Ability to Choose		Target Asset	February 27,	February 29,
Type	Investments	Net Return	Allocation	2009	2008
Whole Life Insurance Policies	No ability	A set dividend rate periodically adjusted by insurance companies	Not Applicable	$103.9	$100.8

Variable Life Insurance Policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on changes in market interest rates and equity values	25% Fixed Income 75% Equity	67.7	109.8

				$171.6	$210.6

During 2009, our cash surrender value of COLI declined ($39.0), of which ($42.1) related to significant declines in equity investments within our variable life insurance policies. The net returns in cash surrender value, normal insurance expenses and any death benefit gains are generally allocated 60% to Cost of sales and 40% to Operating expenses on the Consolidated Statements of Operations. This allocation is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund. The net effect of these items resulted in a non-tax deductible loss of

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($36.6) in 2009, and non-taxable income in 2008 and 2007 of approximately $4.1 and $15.9, respectively.

8.	GOODWILL & OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill during the years ended February 27, 2009 and February 29, 2008, by reportable segment, is as follows:

	North
Goodwill	America	International	Other	Total
February 23, 2007	$49.6	$42.7	$121.1	$213.4
Adjustments (1)	1.4	—	32.8	34.2

February 23, 2007 (as adjusted)	51.0	42.7	153.9	247.6
Acquisitions (2)	1.4	3.2	—	4.6
Impairments (5)	—	—	(5.3)	(5.3)
Dispositions and adjustments (1)(4)	(2.3)	1.2	—	(1.1)
Currency translation adjustments	1.3	5.0	—	6.3

February 29, 2008	51.4	52.1	148.6	252.1
Transfers (3)	19.3	—	(19.3)	—
Dispositions and adjustments (4)	(8.2)	(0.2)	(0.2)	(8.6)
Impairments (5)	(1.7)	—	(52.3)	(54.0)
Currency translation adjustments	(1.9)	(6.5)	—	(8.4)

February 27, 2009	$58.9	$45.4	$76.8	$181.1

(1)	In Q2 2009, we determined we had not appropriately recorded deferred tax liabilities on certain intangible assets acquired prior to February 29, 2008. Accordingly, we adjusted our February 29, 2008 Consolidated Balance Sheet to correct goodwill and deferred tax liabilities related to prior acquisitions. These corrections increased goodwill by $35.4 ($32.8 in our Other category, $1.4 in our North America segment and $1.2 in our International segment) as reported on the Consolidated Balance Sheets as Goodwill and other intangibles, net and decreased deferred tax assets by a corresponding amount as reported on the Consolidated Balance Sheets as Deferred income taxes. We did not amend our Form 10-K for 2008 or any other prior period filing, as these corrections were not considered material to the Consolidated Balance Sheets and had no impact on our Consolidated Statements of Operations, earnings per share, retained earnings or our cash flows from operating, financing or investing activities.

(2)	In 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited. As a result of the purchase price allocations, goodwill of $3.2 was recorded. We also recorded $1.4 of goodwill during 2008 in our North America segment related to the consolidation of a variable interest dealer.

(3)	We reduced the operations of our Financial Services subsidiary and transitioned its residual activities to North America during 2009, resulting in a reclassification of $2.3 between our North America segment and the Other category.

In Q2 2009, we transferred a portion of PolyVision’s premium whiteboard business to the North America segment, resulting in a reclassification of $17.0 between the Other category and the North America segment.

(4)	Primarily relates to the sale of Custom Cable Industries, Inc, a wholly-owned subsidiary in our North America segment in Q2 2009.

(5)	During the second half of 2009, there was a substantial decline in the market price of our Class A common stock and thus our market capitalization. As part of our annual goodwill impairment test, we

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepared a reconciliation of the fair value of our reporting units to the sum of our total market capitalization plus a control premium as of February 27, 2009 (our “adjusted market capitalization”). The control premium was based on the discounted cash flows associated with obtaining control of the company in an acquisition of the outstanding shares of Class A common stock and Class B common stock. Our discounted cash flow analysis was based on the present value of projected cash flows of the reporting units plus a residual value. As part of the reconciliation to our adjusted market capitalization, we made adjustments to our estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of our reporting units. Through this process, we determined the fair value of PolyVision was less than its carrying value, resulting in a Q4 2009 goodwill impairment charge of $52.1 in the Other category. See the Critical Accounting Estimates in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 27, 2009 for additional information regarding the specific nature of testing procedures performed.

In addition, during our annual impairment testing, we evaluated our investment in an unconsolidated dealer, which resulted in a Q4 2009 goodwill impairment charge of $1.7 in the North America segment.

In 2008, we recorded a goodwill impairment charge of $5.3 related to PolyVision.

As of February 27, 2009 and February 29, 2008, our other intangible assets and related accumulated amortization consisted of the following:

	February 27,				February 29,
	2009				2008
	Weighted
	Average
	Useful Life		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	9.5	$24.7	$16.3	$8.4	$46.2	$28.3	$17.9
Trademarks	9.4	34.1	27.6	6.5	35.3	23.3	12.0
Non-compete agreements	2.9	1.1	0.6	0.5	1.1	0.5	0.6
Other	6.1	7.3	5.7	1.6	14.4	12.6	1.8

		67.2	50.2	17.0	97.0	64.7	32.3

Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	16.6	—	16.6

		$79.8	$50.2	$29.6	$113.6	$64.7	$48.9

As a result of our reduced market capitalization and our annual impairment testing, we recorded intangible assets impairment charges of $10.9 related to PolyVision during Q4 2009, of which $7.1 related to intangible assets subject to amortization and $3.8 related to intangible assets not subject to amortization. In 2008 we recorded $15.8 of impairment charges related to PolyVision’s intangible assets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2009, we recorded amortization expense of $8.2 on intangible assets subject to amortization compared to $8.4 for 2008 and $9.4 for 2007. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2010	$4.5
2011	4.0
2012	2.8
2013	1.4
2014	1.1
Thereafter	3.2

$17.0

Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

9.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range		Fiscal Year	February 27,	February 29,
Debt Obligations	as of February 27, 2009		Maturity Range	2009	2008
U.S. dollar obligations:
Senior notes (1)	6.5%		2012	$249.6	$249.5
Revolving credit facilities (2)(3)	—		—	—	—
Notes payable	6.5%		2010-2011	0.2	0.3
Capitalized lease obligations	6.0	%-14.0%	2010-2014	1.5	1.6

				251.3	251.4

Foreign currency obligations:
Notes payable	6.0%		2010	0.5	—
Revolving credit facilities (3)	2.0	%-7.0%	2010	3.9	7.3

				4.4	7.3

Total short-term borrowings and long-term debt				255.7	258.7
Short-term borrowings and current portion of long-term debt (4)				4.9	8.2

Long-term debt				$250.8	$250.5

(1)	During 2007, we issued $250 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and are being amortized over the life of the 2012 Notes. Although the coupon rate of the 2012 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The proceeds from the 2012 Notes were used to redeem $250 of senior subordinated notes that were due in November 2006 (“2006 Notes”). We may redeem some or all of the 2012 Notes at any time. The redemption price would equal the greater of (1) the full principal amount of the notes being redeemed, or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

semi-annual basis at the treasury rate plus 25 basis points; plus, in both cases, accrued and unpaid interest. During 2009 and 2008, we recorded amortization expense of $0.1 in each year related to the discount on the 2012 Notes. In 2007, we recorded amortization expense of $0.3 related to the discounts on the 2006 Notes and the 2012 Notes.

(2)	We have a $200 global committed bank facility. As of February 27, 2009 and February 29, 2008, we had no borrowings against the facility. Our obligations under the facility are unsecured and unsubordinated. We may, at our option, and subject to certain conditions, request to increase the aggregate commitment by up to $100 million by obtaining at least one commitment from one or more lenders. We can use borrowings under this facility for general corporate purposes, including friendly acquisitions. Maturities range from overnight to six months as determined by us, subject to certain limitations. Interest on borrowings of a term of one month or greater is based on LIBOR plus a margin or a base rate, as selected by us. Interest on borrowings of a term of less than one month is based on prime rate plus a margin or a base rate. The facility requires us to satisfy two financial covenants: a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter EBITDA (as defined in the credit agreement) and is required to be less than 3:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. As of February 27, 2009 and February 29, 2008, we were in compliance with all covenants under this facility. A standby letter of credit for self-insured workers’ compensation was issued under the facility in 2009 which reduced our available credit line by $18.4 as of February 27, 2009. We had no draws against our standby letters of credit during 2009 or 2008.

(3)	We have agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $27.0 of U.S. dollar obligations and $56.0 of foreign currency obligations as of February 27, 2009. Interest rates are variable and determined by each agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions and may be changed or cancelled by the banks at any time. Borrowings on these facilities as of February 27, 2009 and February 29, 2008 were $3.9 and $7.3, respectively. In addition to the borrowings, we had $3.0 and $23.7 as of February 27, 2009 and February 29, 2008, respectively, in outstanding standby letters of credit against these facilities. We had no draws against our standby letters of credit during 2009 or 2008.

(4)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 6.0% and 6.1% as of February 27, 2009 and February 29, 2008, respectively.

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2010	$4.9
2011	0.7
2012	249.9
2013	0.1
2014	0.1

$255.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 27,	February 29,
Employee Benefit Plan Obligations	2009	2008
Defined contribution retirement plans	$22.1	$21.5
Post-retirement medical benefits	117.7	132.7
Defined benefit pension plans	30.5	32.5
Deferred compensation plans and agreements	32.1	35.7

	202.4	222.4
Current portion	38.0	39.0

Long-term portion	$164.4	$183.4

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). In 2009 and prior, Company contributions, including 401(k) matching contributions, and 401(k) pre-tax employee contributions fund the Retirement Plan. All contributions are made to a trust which is held for the sole benefit of participants. For certain participating locations, the Retirement Plan required minimum annual Company contributions of 5% of eligible annual compensation in 2009, 2008 and 2007. Additional Company contributions for this plan are discretionary and declared by the Compensation Committee of our Board of Directors at the end of each fiscal year. As of February 27, 2009 and February 29, 2008, the trust had net assets of approximately $0.9 billion and $1.2 billion, respectively. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

For 2010, we expect to reduce our minimum annual contributions to the Retirement Plan to between 0% and 3% of eligible compensation and suspend our 401(k) matching contributions.

Total expense under all defined contribution retirement plans was $27.5 for 2009, $30.2 for 2008 and $19.7 for 2007. We expect to expense approximately $14 related to our defined contribution plans in 2010, which reflects the reductions in Company contributions to the Retirement Plan.

Post-Retirement Medical Benefits

We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. We accrue the cost of post-retirement insurance benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other employee obligations. See Note 7 for additional information. These policies typically generate income that offsets the expense of benefit obligations; however, during 2009 we experienced significant reductions in cash surrender value resulting in increased costs. While the current value of these policies exceeds the after-tax benefit obligations, we do not expect the timing of cash flows to match. We intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in the later years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy, thereby creating the potential for benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Part D. In 2009, 2008 and 2007, the Medicare Act subsidies reduced pre-tax post-retirement expense by $3.4, $4.3 and $5.5, respectively.

Total expense under post-retirement medical benefit plans was $1.4 for 2009, $0.7 for 2008 and $3.0 for 2007, including Medicare Act subsidies and curtailment gains of $0.6 in 2009, $1.1 in 2008 and $1.4 in 2007 due to workforce reductions.

Defined Benefit Pension Plans

Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The accrued benefit plan obligation for the non-qualified supplemental retirement plans is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for this plan. See Note 7 for additional information. Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 27,			February 29,
	2009			2008
	Qualified Plans		Non-qualified	Qualified Plans		Non-qualified
Defined Benefit Pension			Supplemental			Supplemental
Plan Obligations	Domestic	Foreign	Retirement Plans	Domestic	Foreign	Retirement Plans
Plan assets	$7.3	$28.4	$—	$9.5	$47.7	$—
Projected benefit plan obligations	7.3	39.9	19.0	8.0	55.7	21.9

Funded status	$—	$(11.5)	$(19.0)	$1.5	$(8.0)	$(21.9)

Long-term asset	$0.1	$—	$—	$1.6	$2.5	$—
Current liability	—	—	(1.5)	—	—	(1.6)
Long-term liability	(0.1)	(11.5)	(17.5)	(0.1)	(10.5)	(20.3)

Total accrued benefit plan obligations	$—	$(11.5)	$(19.0)	$1.5	$(8.0)	$(21.9)

Accumulated benefit obligation	$7.3	$37.1	$17.3	$8.0	$52.3	$18.8

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-retirement Plans

The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 27,	February 29,	February 27,	February 29,
Changes in Projected Benefit Obligations, Assets and Funded Status	2009	2008	2009	2008
Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$85.6	$88.0	$132.7	$135.9
Service cost	1.9	2.3	0.9	1.2
Interest cost	4.8	5.0	8.2	7.7
Amendments	0.6	—	—	—
Net actuarial gain	(9.5)	(7.6)	(12.8)	(1.9)
Plan participants’ contributions	—	—	5.9	5.7
Estimated Medicare subsidies received	—	—	0.8	1.1
Currency changes	(12.5)	4.6	(0.9)	0.8
Adjustment due to plan curtailment	—	—	(0.3)	(0.1)
Adjustment due to plan settlement	—	0.1	—	—
Benefits paid	(4.8)	(6.8)	(16.8)	(17.7)

Projected benefit plan obligations, end of year	66.1	85.6	117.7	132.7

Change in plan assets:
Fair value of plan assets, beginning of year	57.2	53.5	—	—
Actual return on plan assets	(8.9)	(0.8)	—	—
Employer contributions	2.6	7.5	10.1	10.9
Plan participants’ contributions	—	—	5.9	5.7
Estimated Medicare subsidies received	—	—	0.8	1.1
Currency changes	(10.4)	3.8	—	—
Benefits paid	(4.8)	(6.8)	(16.8)	(17.7)

Fair value of plan assets, end of year	35.7	57.2	—	—

Funded status	$(30.4)	$(28.4)	$(117.7)	$(132.7)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$0.1	$4.1	$—	$—
Current liability	(1.5)	(1.6)	(9.8)	(10.0)
Long-term liability	(29.0)	(30.9)	(107.9)	(122.7)

Net amount recognized	$(30.4)	$(28.4)	$(117.7)	$(132.7)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 27,	February 29,	February 27,	February 29,
Changes in Projected Benefit Obligations, Assets and Funded Status	2009	2008	2009	2008
Amounts recognized in accumulated other comprehensive (loss) income—pretax:
Actuarial loss (gain)	$7.0	$6.7	$(10.2)	$2.6
Prior service cost (credit)	0.4	0.5	(34.0)	(41.7)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$7.4	$7.2	$(44.2)	$(39.1)

Estimated amounts to be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year:
Actuarial gain	$(0.3)		$—
Prior service credit	—		(7.0)

Total amounts recognized in accumulated other comprehensive (loss) income—pretax	$(0.3)		$(7.0)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 27,	February 29,	February 23,	February 27,	February 29,	February 23,
Assumptions	2009	2008	2007	2009	2008	2007
Components of expense:
Service cost	$1.9	$2.3	$2.4	$0.9	$1.2	$1.6
Interest cost	4.8	5.0	4.3	8.2	7.7	8.7
Amortization of net loss (gain)	0.4	0.4	1.0	(0.1)	—	0.1
Amortization of prior year service cost (credit)	0.6	0.1	0.1	(7.0)	(7.1)	(6.0)
Expected return on plan assets	(3.4)	(4.2)	(3.4)	—	—	—
Adjustment due to plan curtailment	—	—	(0.4)	(0.6)	(1.1)	(1.4)
Adjustment due to plan settlement	—	(0.1)	0.1	—	—	—

Net expense	$4.3	$3.5	$4.1	$1.4	$0.7	$3.0

Expense recognized in beginning retained earnings (change in measurement date)	—	0.2	—	—	—	—

Net expense recognized in consolidated statements of operations	$4.3	$3.3	$4.1	$1.4	$0.7	$3.0

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 27,	February 29,	February 23,	February 27,	February 29,	February 23,
Assumptions	2009	2008	2007	2009	2008	2007
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income (pre-tax):
Net loss (gain)	$3.0	$(2.7)	n/a	$(12.9)	$(1.9)	n/a
Prior service cost	0.6	—	n/a	—	—	n/a
Amortization of (loss) gain	(0.6)	(0.2)	n/a	0.1	—	n/a
Amortization of prior year service (credit) cost	(0.6)	(0.1)	n/a	7.4	8.1	n/a

Total recognized in other comprehensive income (loss)	2.4	(3.0)	n/a	(5.4)	6.2	n/a

Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$6.7	$0.3	n/a	$(4.0)	$6.9	n/a

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.90%	6.25%	5.25%	7.50%	6.50%	5.90%
Rate of salary progression	3.50%	3.75%	3.50%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.10%	5.50%	5.25%	6.40%	5.80%	5.70%
Expected return on plan assets	4.90%	6.75%	5.40%	—	—	—
Rate of salary progression	3.80%	4.00%	3.30%	4.50%	4.50%	4.50%

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.

The assumed healthcare cost trend was 10.6% for pre-age 65 retirees and 9.5% for post-age 65 retirees as of February 27, 2009, gradually declining to 4.5% after 11 years. As of February 29, 2008, the assumed healthcare cost trend was 10.7% for pre-age 65 retirees and 10.0% for post-age 65 retirees, gradually declining to 4.5% after 11 years. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 27, 2009:

	One percentage	One percentage
Health Cost Trend Sensitivity	point increase	point decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on post-retirement benefit obligation	$4.3	$(4.1)

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 27, 2009 and February 29, 2008 are in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

	February 27, 2009		February 29, 2008
	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations
Equity securities	39%	46%	46%	49%
Debt securities	40	32	37	33
Real estate	2	3	3	3
Other (1)	19	19	14	15

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

We expect to contribute approximately $2 to our pension plans and $12 to our post-retirement plans in 2010. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

	Post-retirement Plans
		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending in February	Pension Plans	Subsidy	Subsidy	Act Subsidy
2010	$7.4	$11.7	$(1.5)	$10.2
2011	3.8	12.0	(1.7)	10.3
2012	3.9	12.2	(1.9)	10.3
2013	5.3	12.2	(2.1)	10.1
2014	4.2	12.3	(2.2)	10.1
2015-2019	24.9	66.0	(13.4)	52.6

Deferred Compensation Programs

We maintain a deferred compensation plan under which employees may elect to defer a portion of their compensation. We also maintain a deferred compensation plan that is intended to restore retirement

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits that would otherwise be paid under the Retirement Plan, but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). We also have a deferred compensation plan under which our non-employee directors may elect to defer all or a portion of their annual retainer fees. For each of these plans, the deferred amounts earn a return based on the investment option(s) selected by the participant.

In addition, as part of a program which is closed to new entrants, employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70.

These deferred compensation obligations are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them in part as a future funding source for these deferred compensation obligations. See Note 7 for additional information.

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were ($0.5) for 2009, $2.9 for 2008 and $3.0 for 2007. The deferred compensation benefit recorded in 2009 is due to the downturn in the financial markets which produced negative net returns to participants for the year and reduced our obligations beyond the compensation deferrals made during the year.

11.	CAPITAL STRUCTURE

Terms of Class A Common Stock and Class B Common Stock

The holders of common stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of applicable laws and the rights of any outstanding series of Preferred Stock to vote as a separate class. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to 10 votes. Each share of Class B Common Stock is convertible into a share of Class A Common Stock on a one-for-one basis (i) at the option of the holder at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in our Second Restated Articles of Incorporation), (iii) with respect to shares of Class B Common Stock acquired after February 20, 1998, at such time as a corporation, partnership, limited liability company, trust or charitable organization holding such shares ceases to be controlled or owned 100% by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of all of the then outstanding shares of Common Stock (calculated without regard to voting rights).

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized but unissued shares of Preferred Stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

Share Repurchases and Conversions

During 2009, we repurchased 5.1 million shares of our Class A Common Stock for $59.2. During 2008, we repurchased 7.7 million shares of our Class A Common Stock and 1.7 million shares of our Class B Common Stock for $165.3. All of the Class B shares were repurchased from entities affiliated with a member of our Board of Directors for $33.0. During 2009 and 2008, 1.3 and 6.1 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

12.	INCOME TAXES

Provision for Income Taxes

The provision for income taxes on (loss) income before income taxes consists of:

	Year Ended
	February 27,	February 29,	February 23,
Provision for Income Taxes—Expense (Benefit)	2009	2008	2007
Current income taxes:
Federal	$(1.7)	$46.1	$(9.7)
State and local	1.4	5.0	(1.1)
Foreign	10.9	17.5	14.6

	10.6	68.6	3.8

Deferred income taxes—temporary differences:
Federal	(19.5)	(4.4)	(6.9)
State and local	(1.0)	(0.4)	0.2
Foreign	(1.0)	0.2	11.6

	(21.5)	(4.6)	4.9

Deferred income taxes—other:
Net operating loss utilization	9.3	11.5	22.6
Adjustments arising due to changes in tax rates	—	3.2	—
Valuation allowance adjustments	4.5	(0.5)	(13.6)

	13.8	14.2	9.0

Income tax expense	$2.9	$78.2	$17.7

Income taxes were based on the following sources of (loss) income before income tax expense:

	Year Ended
	February 27,	February 29,	February 23,
Source of (Loss) Income Before Income Tax Expense	2009	2008	2007
Domestic	$(56.2)	$135.5	$74.0
Foreign	47.4	75.9	50.6

	$(8.8)	$211.4	$124.6

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

	Year Ended
	February 27,	February 29,	February 23,
Income Tax Provision (Benefit) Reconciliation	2009	2008	2007
Tax expense at the U.S. federal statutory rate	$(3.1)	$74.0	$43.6
Company-owned life insurance (1)	12.8	(1.4)	(5.6)
Tax reserve adjustments (2)	(7.7)	—	(7.5)
Goodwill impairments (3)	6.7	1.9	1.2
Valuation allowance adjustments (4)	4.5	(1.5)	(13.6)
Foreign operations, less applicable foreign tax credit	(4.8)	(0.5)	1.2
U.S. research tax credit	(2.9)	(2.6)	(3.3)
Medicare Part D benefits	(1.2)	(1.5)	(1.9)
Valuation allowance provisions	(0.1)	(0.8)	3.8
Enacted rate changes (5)	—	3.2	—
Foreign tax credit adjustments (6)	—	—	(4.0)
Other	(1.3)	7.4	3.8

Total income tax expense recognized	$2.9	$78.2	$17.7

(1)	Non-deductible reductions in cash surrender value of company-owned life insurance policies.

(2)	Reserves were adjusted in 2009 as a result of the completion of a multi-year audit in the U.S. In 2007, reserves were adjusted to better reflect our estimates of potential audit exposures and as a result of our receipt of a “no change” letter from tax authorities associated with a 3-year audit of a foreign location.

(3)	Non-deductible impairment adjustments related to goodwill recorded in purchase accounting.

(4)	Valuation allowances have been recognized when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances were adjusted to reflect current market conditions, changes in profitability expectations and implementation of certain tax planning strategies.

(5)	Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Deferred tax assets and liabilities were adjusted in 2008 to reflect tax law and rate changes enacted in Germany, United Kingdom, Mexico and Canada.

(6)	Due to net operating losses and foreign tax credit carryovers in the U.S., we elected to deduct foreign taxes paid during 2004 through 2006. As a result of improved profitability and the utilization of all U.S. net operating loss carryovers, we reversed this election and claimed foreign tax credits through amended tax returns. The resulting foreign tax credit carryover is expected to be fully utilized within the 10-year carryover period, and thus, we recorded the expected benefit in 2007.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes

The significant components of deferred income taxes are as follows:

	February 27,	February 29,
Deferred Income Taxes	2009	2008
Deferred income tax assets:
Employee benefit plan obligations	$108.9	$119.7
Foreign and domestic net operating loss carryforwards	72.0	94.9
Reserves and accruals	31.3	33.5
Tax credit carryforwards	11.3	16.3
Other	17.4	11.3

Total deferred income tax assets	240.9	275.7
Valuation allowance	(26.9)	(29.1)

Net deferred income tax assets	214.0	246.6

Deferred income tax liabilities:
Property, plant and equipment	32.5	37.1
Intangible assets (1)	11.7	33.4
Other	1.0	2.0

Total deferred income tax liabilities	45.2	72.5

Net deferred income taxes	$168.8	$174.1

Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$63.8	$52.1
Deferred income tax assets—non-current	108.9	125.9
Deferred income tax liabilities—current	0.1	0.2
Deferred income tax liabilities—non-current	3.8	3.7

(1)	Deferred income tax liabilities associated with intangible assets as of February 29, 2008 were adjusted to correct purchase accounting related to prior acquisitions. See Note 8 for additional information.

We have not recorded any deferred taxes on $226.2 in cumulative undistributed tax-basis earnings and profits of non-U.S. subsidiaries because the earnings are intended to be indefinitely reinvested in those operations. Accrued income taxes on the undistributed tax-basis earnings and profits of domestic subsidiaries and affiliates are not provided because dividends received from domestic companies are expected to be non-taxable.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Taxes Payable or Refundable

Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

	February 27,	February 29,
Current Income Taxes	2009	2008
Other current assets:
Income taxes receivable	$13.4	$9.5

Accrued expenses—Income taxes payable:
Income taxes payable	4.8	7.9
Unrecognized tax benefits	—	11.6

	$4.8	$19.5

Net Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

	Net Operating Loss
	Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards
								Tax Credit
Year Ending February	Federal	State	International	Federal	State	International	Total	Carryforwards
2010	$—	$3.3	$4.6	$—	$0.3	$1.1	$1.4	$—
2011	—	0.2	4.2	—	—	1.2	1.2	—
2012	—	0.4	7.9	—	—	1.7	1.7	3.8
2013	—	0.4	2.1	—	—	0.5	0.5	—
2014-2028	—	130.0	2.8	—	9.1	0.6	9.7	7.5
No expiration	—	—	175.6	—	—	57.5	57.5	—

	$—	$134.3	$197.2	—	9.4	62.6	72.0	11.3

Valuation allowance				—	(0.3)	(24.8)	(25.1)	—

Net benefit				$—	$9.1	$37.8	$46.9	$11.3

Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $58.2 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards.

Uncertain Tax Positions

We file tax returns in numerous state and foreign jurisdictions with varying statutes of limitation. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our liability for uncertain tax positions reflects the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.

During 2009, the U.S. Internal Revenue Service closed its examination of our tax returns for 2004 through 2008 and two state audits in the U.S. covering various years were also closed. In connection with the closure of these audits, we paid tax deficiencies and adjusted reserves for uncertain tax positions, resulting in a $7.5 tax benefit in 2009. We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S Internal Revenue Service works

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions in future years.

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Tax expense in 2009 and 2008 includes $0.1 and $0.5, respectively, of accrued interest and penalties on uncertain tax positions. We had $0.2 and $0.7 accrued for interest and penalties as of February 27, 2009, and February 29, 2008, respectively.

As of February 27, 2009 and February 29, 2008, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

	February 27,	February 29,
Liability for Uncertain Tax Positions	2009	2008
Accrued expenses—income taxes payable	$—	$11.6
Other long-term liabilities	0.4	0.9

	$0.4	$12.5

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance as of February 24, 2007	$11.8
Additions:
Positions related to the current year	0.9
Reductions:
Settlements with taxing authorities	(0.2)

Balance as of February 29, 2008	$12.5
Additions:
Positions related to the current year	0.1
Reductions:
Settlements with taxing authorities	(12.1)
Lapse of statutes of limitation	(0.1)

Balance as of February 27, 2009	$0.4

All of the amounts of unrecognized tax benefits reported affect our effective tax rate.

13.	STOCK INCENTIVE PLAN

The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 13,820,159 and 13,966,630 shares remaining for future issuance under our Incentive Compensation Plan as of February 27, 2009 and February 29, 2008, respectively.

A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years or at the time a participant becomes a qualified retiree. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.

Awards currently outstanding under the Incentive Compensation Plan, including restricted shares, restricted stock units, performance shares, performance units and non-qualified stock options, are as follows:

February 27,
Total Outstanding Awards	2009
Restricted stock	91,686
Restricted stock units (1)	208,294
Performance shares and performance units (1)	750,000
Stock options	3,871,481

Total outstanding awards	4,921,461

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share, performance unit and restricted stock unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

We have not granted any non—qualified stock options awards since 2003. All options granted had a 10-year term, and thus all outstanding stock options will expire by the end of 2013. Subsequent to 2003, we have used restricted stock, restricted stock units, performance shares and performance units as the primary share-based compensation awards, and 93% of the outstanding awards as of February 27, 2009 are held by our executive officers.

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

Restricted Stock and Restricted Stock Units

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

In 2006, prior to adopting SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), the aggregate market value on the grant date of the restricted shares was recorded as common stock and deferred compensation, a separate component of shareholders’ equity. Upon adopting SFAS 123(R) in 2007, the deferred compensation account was netted against common stock. Restricted shares are now expensed

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and recorded in common stock over the vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the three-year vesting period based on the value of the shares on the grant date.

In Q1 2010, the Compensation Committee awarded a portion of long-term incentive compensation for certain key employees in the form of RSUs totaling 133,797 shares. These RSUs, which were awarded based on 2009 performance, will vest ratably over a subsequent three-year period. In 2009, $0.5 was recognized as incentive compensation expense relating to these RSUs. An additional $0.3 will be recognized over the remaining vesting period. These RSUs and associated expense are not reflected below.

Total restricted stock and RSU expense and the associated tax benefit in 2009, 2008 and 2007 were as follows:

	Year Ended
	February 27,	February 29,	February 23,
Restricted Stock and RSU Expense	2009	2008	2007
Restricted stock and RSU expense	$1.5	$1.8	$2.8
Tax benefit	0.6	0.7	1.0

Holders of restricted stock receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which is included in Dividends paid on the Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividend we declare and pay on our Class A Common Stock, which are expensed as paid.

The 2009 activity for restricted stock and RSUs is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares	Shares	Units	Total	per Share
Nonvested as of February 29, 2008	307,120	49,820	356,940	$14.34
Granted	86,041	288,381	374,422	14.03
Vested	(293,925)	(129,907)	(423,832)	11.51
Forfeited	(7,550)	—	(7,550)	15.78

Nonvested as of February 27, 2009	91,686	208,294	299,980	14.79

There was $1.2 and $0.8 of remaining unrecognized compensation cost related to restricted stock and RSUs as of February 27, 2009 and February 29, 2008, respectively. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares and RSUs vested during 2009 and 2008 was $4.2 and $7.0, respectively. No shares vested prior to the adoption of SFAS 123(R).

	Year Ended
	February 27,	February 29,	February 23,
Grant Date Fair Value per Share	2009	2008	2007
Weighted-average grant date fair value per share of restricted shares and RSUs granted during 2009, 2008 and 2007	$14.03	$13.99	$17.43

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares and Performance Units

In Q1 2009, we awarded performance shares and performance units (“PSUs”) under the Incentive Compensation Plan. The performance measures for the 2009 awards are based on a combination of absolute and relative total shareholder return during a performance period of 2009 through 2011. After completion of the performance period for these performance shares and PSUs, the number of shares earned will be determined and issued as Class A Common Stock.

For performance shares and PSUs granted in 2009, 2008 and 2007, the shares will vest in full and be issued as shares of Class A Common Stock at the end of the applicable performance period. For performance shares and PSUs granted prior to 2007, one-third of the shares vest at the end of the applicable performance period, and the remaining two-thirds vest over the following two years. For performance shares, the number of shares earned will be issued as restricted shares of Class A Common Stock at the end of the performance period, subject to vesting, and for PSUs, the number of shares earned will be issued as Class A Common Stock as they vest.

Performance shares and PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance and vesting periods based on the market value on the grant date and the estimated number of shares to be issued.

The performance shares and PSUs expense and associated tax benefit in 2009, 2008 and 2007 are as follows:

	Year Ended
	February 27,	February 29,	February 23,
Performance Shares	2009	2008	2007
Performance shares and PSUs expense	$0.1	$2.4	$3.3
Tax benefit	—	0.9	1.2

For both performance shares and PSUs, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the applicable performance period. The dividend equivalent is equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period, including the special cash dividend paid in January 2008. The dividend equivalents on performance shares and PSUs are expensed and accrued over the performance period. At the end of the performance period, the dividend equivalents will be paid in the form of cash or Class A Common Stock, at the discretion of the Board of Directors. During any vesting period following the performance period, holders of performance shares will receive cash dividends on the restricted shares earned, and holders of PSUs will receive quarterly cash payments on the shares earned equal to the dividends we declare and pay on our Class A Common Stock.

The performance period for the performance shares and PSUs granted in 2006 was completed at the end of 2008, and 130,692 shares were earned based on actual results compared to the performance criteria. One third of the shares earned were issued as shares of Class A Common Stock in Q1 2009. The total fair value of these shares was $1.5. The remaining shares were issued as restricted shares or RSUs and vest in equal installments at the end of 2009 and 2010.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of shares of Class A Common Stock that ultimately may be issued on the performance shares where the performance period has not been completed ranges from zero to 750,000 shares based on actual performance levels. The 2009 activity for performance shares and PSUs is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (1)
Nonvested as of February 29, 2008	712,000	$13.17
Granted	300,000	2.08
Vested	(43,561)	13.00
Adjustments (2)	(218,439)	13.00

Nonvested as of February 27, 2009	750,000	7.32

(1)	The performance shares granted during 2009 and 2008 are valued using a lattice model, whereas all previous awards are valued using the grant date stock price.

(2)	The adjustments included a reduction of 87,131 shares that were converted into restricted stock and RSUs and a reduction of 131,308 shares due to the actual performance award being less than the maximum.

As of February 27, 2009, there was $0.5 of remaining unrecognized compensation cost related to nonvested performance shares and PSUs, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 1.0 year.

	Year Ended
	February 27,	February 29,	February 23,
Grant Date Fair Value	2009	2008	2007
Weighted-average grant date fair value per share of performance shares and PSUs granted during 2009, 2008 and 2007	$2.08	$7.61	$19.07

Stock Options

Information relating to our stock options is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Option Price	Remaining	Intrinsic Value
Unexercised Options Outstanding	Shares	per Share	Contractual Term	(millions)
February 29, 2008	4,083,413	$13.46
Options exercised	(18,057)	10.04
Options forfeited	(193,875)	13.94

February 27, 2009	3,871,481	13.46	2.4	—

The exercise price per share of options outstanding ranged from $9.46 to $16.03 as of February 27, 2009 and $9.46 to $32.86 as of February 29, 2008. All unexercised options outstanding as of February 27, 2009 were exercisable.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We received $0.2 in cash from options that were exercised in 2009. Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

	Year Ended
	February 27,	February 29,	February 23,
Intrinsic Value	2009	2008	2007
Intrinsic value of options exercised	$—	$5.0	$10.2

14.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments

We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2019. During the normal course of business, we have also entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and any gains from the sale of the original properties are recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $17.3 as of February 27, 2009 and $19.3 as of February 29, 2008.

Our estimated minimum annual rental commitments and sub-rental income under non-cancelable operating leases are as follows:

	Minimum annual	Minimum annual
Year Ending in February	rental commitments	sub-rental income
2010	$47.2	$6.2
2011	40.4	7.1
2012	30.7	6.7
2013	22.8	6.3
2014	17.5	6.0
Thereafter	52.1	13.6

	$210.7	$45.9

Rent expense under all operating leases was $53.0 for 2009, $57.0 for 2008 and $52.7 for 2007, which excludes $3.3, $1.6 and $0.0 of lease impairment charges recorded as restructuring costs during 2009, 2008 and 2007, respectively. Sublease rental income was $8.4 for 2009, $7.6 for 2008 and $7.7 for 2007.

We have outstanding commitments to purchase two new corporate aircraft that are intended to replace existing aircraft. During 2009, we made $13.2 in deposits and progress payments toward these purchases and are committed to make additional payments of $17.3 in 2010, $15.4 in 2011 and $11.7 in 2012. The deposit, progress payments and capitalized interest totaling $26.8 related to the aircrafts are included in construction in progress, within Property, plant and equipment, net on the Consolidated Balance Sheets. We expect to take delivery of one aircraft in 2010 and one aircraft in 2012. We will trade in one of the existing aircraft in connection with the 2010 delivery and expect to sell the other existing aircraft near the 2012 delivery.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	February 27,	February 29,
Guarantees and Performance Bonds	2009	2008
Performance bonds	$18.9	$25.9
Guarantees	1.7	2.0

	$20.6	$27.9

We are party to performance bonds for certain installation or construction activities of certain dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates typically around one year. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we have no reserves recorded related to our potential exposure.

We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to five years. We have no reserves recorded as of February 27, 2009 related to these guarantees.

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

Contingencies

     Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, that are not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $2.7 as of February 27, 2009 and $3.6 as of February 29, 2008. Our undiscounted liabilities were $4.1 as of February 27, 2009 and $5.2 as of February 29, 2008. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

Included in our environmental liability as of February 27, 2009 and February 29, 2008 is $0.8 and $1.1, respectively, related to asset retirement obligations associated with our former Grand Rapids

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing complex. We estimate our undiscounted obligations for future investigation, remediation and monitoring costs related to the Grand Rapids, Michigan complex will be $1.5. In addition, we recorded $0.8 in environmental reserves related to the former Grand Rapids manufacturing complex which is reported as a restructuring reserve. See Note 17 for additional information.

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

The North America segment serves customers in the U.S. and Canada mainly through independent dealers. The North America segment includes furniture, interior architecture, technology and healthcare environment solutions under the Steelcase, Turnstone, Details and Nurture by Steelcase brands.

The International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

The Other category includes the Coalesse Group, PolyVision and IDEO. The Coalesse Group consists of the Coalesse brand and Designtex. Coalesse is a premium furnishings brand that serves the markets of executive office, conference, lounge, teaming environments and more residential live/work solutions. Designtex provides surface materials including textiles, wall coverings, shades, screens and surface imagings marketed primarily to architects and designers for use in business, residential, healthcare and hospitality applications. The Coalesse Group sells through a direct sales force which focuses primarily on the architect and design community. PolyVision designs and manufactures visual communications products for learning environments and office settings. IDEO provides product design and innovation services.

We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing assets associated with each segment.

Approximately 82% of corporate expenses were charged to the operating segments in 2009 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, corporate facilities, legal and research and development. Assets in Corporate consist primarily of unallocated cash and investment balances.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer represented more than 10% of net sales in 2009, 2008 or 2007.

	North
Operating Segment Data	America	International	Other	Corporate	Consolidated
Fiscal 2009
Revenue	$1,740.0	$922.2	$521.5	$—	$3,183.7
Operating income (loss)	66.7	41.0	(79.3)	(27.4)	1.0
Total assets	712.6	410.3	226.8	400.3	1,750.0
Capital expenditures	58.6	16.5	7.9	—	83.0
Depreciation & amortization	49.0	25.3	13.0	—	87.3
Fiscal 2008
Revenue	$1,936.6	$893.8	$590.4	$—	$3,420.8
Operating income (loss)	166.7	57.0	5.4	(26.3)	202.8
Total assets	793.7	546.8	344.1	439.8	2,124.4
Capital expenditures	40.4	22.6	16.6	—	79.6
Depreciation & amortization	51.2	23.8	17.4	—	92.4
Fiscal 2007
Revenue	$1,796.2	$735.8	$565.4	$—	$3,097.4
Operating income (loss)	96.3	34.2	10.2	(27.0)	113.7
Total assets	765.4	482.0	429.5	722.5	2,399.4
Capital expenditures	31.6	18.0	8.6	—	58.2
Depreciation & amortization	63.4	22.5	15.5	—	101.4

We evaluate performance and allocate resources primarily based on operating income. The accounting policies of each of the reportable segments are the same as those described in Note 2. In 2009, we recorded impairment charges totaling $63.2 to the Other category and $12.4 to North America.

Reportable geographic information is as follows:

	Year Ended
	February 27,	February 27,	February 27,
Reportable Geographic Data	2009	2009	2009
Revenue:
United States	$2,000.6	$2,298.8	$2,171.4
Foreign locations	1,183.1	1,122.0	926.0

	$3,183.7	$3,420.8	$3,097.4

Long-lived Assets:
United States	$660.3	$794.8
Foreign locations	195.4	237.6

	$855.7	$1,032.4

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represents greater than 10% of our consolidated revenue or long-lived assets. In 2009, foreign revenues and long-lived assets represented 37% and 23% of consolidated amounts, respectively. Our International business is spread across a number of geographic regions with approximately 70% of 2009 revenues for the International segment attributable to Western Europe.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our global product offerings consist of furniture, interior architecture, technology and services. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category. As product line information is not readily available for the Company as a whole, this summary represents a reasonable estimate of net sales by product category based on the best information available:

	Year Ended
	February 27,	February 29,	February 23,
Product Category Data	2009	2008	2007
Systems and storage	$1,454.2	$1,595.1	$1,471.3
Seating	740.5	787.4	650.7
Other (1)	989.0	1,038.3	975.4

Total	$3,183.7	$3,420.8	$3,097.4

(1)	Other consists primarily of consolidated dealers, desks and suites, textiles and surface materials, tables, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

16.	ACQUISITIONS, DIVESTITURES AND DECONSOLIDATIONS

Acquisitions

In Q3 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited (“Ultra”), for $17.3. Ultra is an office furniture manufacturer with headquarters in Hong Kong, manufacturing in China and sales and distribution throughout Asia. We recorded goodwill of $4.4 and intangible assets of $7.5 in connection with its purchase. Our 2008 consolidated financial statements include $14.6 of revenue, $3.7 of gross profit, $4.2 of operating expenses and $0.5 of operating loss related to this acquisition.

Divestitures

In Q2 2009, we sold Custom Cable Industries, Inc. (“Custom Cable”), a wholly-owned subsidiary in our North America segment. Total proceeds including limited seller financing were $17.7. In connection with the sale, we recorded a loss on disposal of $1.1 within our Corporate costs during 2009 and net tax benefits of $1.5 during fiscal 2009. Our 2009 Consolidated Statement of Operations includes $11.2 of revenue, $3.9 of gross profit, $2.1 of operating expenses and $1.8 of operating income related to Custom Cable.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement provides that, under any circumstance, we will retain a minimum 20% equity interest in IDEO. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement begins in 2010 and allows IDEO management to purchase an additional 60% equity interest. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase.

Deconsolidations

In Q2 2008, a consolidated dealer repaid its transition financing and repurchased our equity interest, resulting in a non-operating gain of $3.4. The repayment caused us to deconsolidate the dealer as we were no longer the primary beneficiary. Additionally, during Q2 2008 we transitioned ownership of

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

another dealer to an independent third party. Our 2008 consolidated financial statements include $30.2 of revenue (before eliminations), $8.2 of gross profit, $7.7 of operating expenses, $0.6 of operating income and $0.9 of other expense, net related to these previously consolidated dealers.

17.	RESTRUCTURING COSTS

In December 2008, we announced a series of new actions to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and continue to expand our white-collar reinvention initiatives. We expect these restructuring initiatives to cost between $20 and $25 and generate up to $40 of annualized savings once completed. The majority of these actions are expected to be completed by the end of Q1 2010, while the white-collar reinvention initiatives are expected to take place throughout fiscal 2010. In 2009, we incurred $13.9 mainly attributable to employee termination costs associated with these actions. The North America segment, International segment and Other category incurred costs of $9.3, $1.7, and $2.9, respectively.

We previously announced specific actions in March 2008 targeted toward further modernizing our industrial system, rebalancing our workforce to better align with our growth opportunities and improving the profitability at PolyVision. We incurred $27.9 in restructuring costs related to completing these actions, including $0.9 incurred in 2008, which is approximately $10 less than initially estimated. However, we continue to estimate the related savings will approximate $40 on an annualized basis.

During 2008, we completed the initiative announced in 2006 to consolidate our North America operations. We incurred total cumulative charges of $39.6 related to employee termination costs, relocation costs, impairment of certain fixed assets and a loss on the sale of our Grand Rapids manufacturing campus.

Restructuring costs are summarized in the following table:

	February 27,	February 29,	February 23,
Restructuring Costs	2009	2008	2007
Cost of sales:
North America	$14.0	$0.8	$18.5
International	0.3	(2.0)	2.8
Other	9.6	0.8	—

	23.9	(0.4)	21.3

Operating expenses:
North America	8.4	—	1.7
International	1.7	—	0.1
Other	3.9	—	0.6

	14.0	—	2.4

	$37.9	$(0.4)	$23.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2009, 2008 and 2007.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 24, 2006	$3.9	$7.0	$10.9
Additions	4.4	19.3	23.7
Payments	(5.9)	(15.4)	(21.3)
Adjustments	1.6	(7.5)	(5.9)

Reserve balance as of February 23, 2007	4.0	3.4	7.4
Additions	(0.1)	(0.3)	(0.4)
Payments	(3.6)	(3.4)	(7.0)
Adjustments	2.2	2.9	5.1

Reserve balance as of February 29, 2008	2.5	2.6	5.1
Additions	29.4	8.5	37.9
Payments	(20.9)	(5.0)	(25.9)
Adjustments	0.5	(1.5)	(1.0)

Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1

The workforce reductions reserve balance as of February 27, 2009 primarily relates to the employee termination costs related to the December 2008 announcement. The business exits and related costs reserve balance as of February 27, 2009 primarily relates to the lease impairments recorded for the closure of manufacturing facilities in the North America segment and Other category.

18.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total
2009
Revenue	$815.7	$901.8	$811.3	$654.9	$3,183.7
Gross profit	259.9	271.8	224.1	167.3	923.1
Operating income (loss)	36.8	46.0	15.0	(96.8)	1.0
Net income (loss)	22.2	31.4	0.4	(65.7)	(11.7)
Basic earnings (loss) per share	0.16	0.24	—	(0.49)	(0.09)
Diluted earnings (loss) per share	0.16	0.24	—	(0.49)	(0.09)

2008
Revenue	$808.5	$825.2	$885.9	$901.2	$3,420.8
Gross profit	257.4	271.5	289.8	279.9	1,098.6
Operating income	48.3	55.0	52.7	46.8	202.8
Net income	33.6	37.7	31.3	30.6	133.2
Basic earnings per share	0.23	0.26	0.22	0.22	0.93
Diluted earnings per share	0.23	0.26	0.22	0.22	0.93

We recorded reductions in the cash surrender value of COLI totaling $27.5 in Q3 2009 and $10.5 in Q4 2009. Additionally, during Q4 2009, we recorded goodwill and intangible assets impairment charges

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $64.7 and other impairment charges totaling $10.7. Related to these impairments, we recorded deferred tax benefits totaling $21.8. See Notes 8 and 12 for additional information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 27, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 27, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Annual Report on Form 10-K. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2009 Proxy Statement under the captions “Proposal Requiring Your Vote—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 11.	Executive Compensation:

The information required by Item 11 is contained in our 2009 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2009 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

Securities authorized for issuance under equity compensation plans as of February 27, 2009 are as follows:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to		Weighted-average		plans
	be issued upon exercise		exercise price of		(excluding securities
	of outstanding options,		outstanding options,		reflected in the
Plan Category	warrants and rights		warrants and rights		second column)
Equity compensation plans approved by security holders	4,921,461	(1)	$13.46	(2)	13,820,159
Equity compensation plans not approved by security holders	—		n/a		—

Total	4,921,461		13.46		13,820,159

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share, performance unit and restricted stock unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

(2)	The weighted average exercise price excludes performance shares, performance units and restricted stock units, as there is no exercise price associated with these awards.

All equity awards were granted under our Incentive Compensation Plan. See Note 13 to the consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2009 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 14.	Principal Accountant Fees and Services:

The information required by Item 14 is contained in our 2009 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended February 27, 2009, February 29, 2008 and February 23, 2007

•	Consolidated Balance Sheets as of February 27, 2009 and February 29, 2008

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 27, 2009, February 29, 2008 and February 23, 2007

•	Consolidated Statements of Cash Flows for the Years Ended February 27, 2009, February 29, 2008 and February 23, 2007

•	Notes to the Consolidated Financial Statements

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

Date: April 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James P. Hackett James P. Hackett	President and Chief Executive Officer, Director (Principal Executive Officer)	April 24, 2009

/s/ David C. Sylvester David C. Sylvester	Vice President, Chief Financial Officer (Principal Financial Officer)	April 24, 2009

/s/ Mark T. Mossing Mark T. Mossing	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 24, 2009

/s/ William P. Crawford William P. Crawford	Director	April 24, 2009

/s/ Earl D. Holton Earl D. Holton	Director	April 24, 2009

/s/ Michael J. Jandernoa Michael J. Jandernoa	Director	April 24, 2009

/s/ David W. Joos David W. Joos	Director	April 24, 2009

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	April 24, 2009

/s/ Robert C. Pew III Robert C. Pew III	Chair of the Board of Directors, Director	April 24, 2009

Signature	Title	Date
/s/ Cathy D. Ross Cathy D. Ross	Director	April 24, 2009

/s/ Peter M. Wege II Peter M. Wege II	Director	April 24, 2009

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	April 24, 2009

/s/ Kate Pew Wolters Kate Pew Wolters	Director	April 24, 2009

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
	February 27,	February 29,	February 23,
Allowance for Losses on Accounts Receivable	2009	2008	2007
Balance as of beginning of year	$21.8	$23.7	$32.1
Additions:
Charged to costs and expenses	12.5	9.8	5.9
Charged to other accounts	0.2	0.1	(0.5)
Deductions and other adjustments (1)	(4.9)	(11.8)	(13.8)

Balance as of end of year	$29.6	$21.8	$23.7

(1)	Represents excess of accounts written off over recoveries and other adjustments.

S-1

Index of Exhibits

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1	Credit Agreement, dated as of July 26, 2005 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (3)
4.2	Amendment No. 1 to Credit Agreement, issued August 31, 2006 among Steelcase Inc., certain institutions, JP Morgan Chase Bank, National Association as the administrative agent for the Lenders (4)
4.3	Amended and Restated Agreement, dated as of October 29, 2004, by and between Steelcase Inc. and the Shareholders listed on Schedule A thereto (5)
4.4	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (6)
4.5	Form of Global Note Representing 6.5% Senior Notes Due 2011 (7)
4.6	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (8)
10.1	Steelcase Inc. Restoration Retirement Plan (9)
10.2	Steelcase Inc. Deferred Compensation Plan (10)
10.3	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.4	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (12)
10.5	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (13)
10.6	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (14)
10.7	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (15)
10.8	Steelcase Inc. Executive Severance Plan (16)
10.9	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.10	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (18)
10.11	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (19)
10.12	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.13	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.14	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007 (22)
10.15	2008-1 Amendment to the Steelcase Inc. Management Incentive Plan (23)
10.16	2009-1 Amendment to the Steelcase Inc. Management Incentive Plan (24)
10.17	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 24, 2007 (25)
10.18	2009-1 Amendment to the Steelcase Inc. Incentive Compensation Plan (26)
10.19	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Board of Directors (27)
10.20	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Executive Management Team (28)
10.21	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in France (29)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United States (30)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United Kingdom (31)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (32)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2009) (33)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (34)

Exhibit
No.	Description
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2009) (35)
10.28	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2010) (36)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Agreement for Board of Directors (37)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Agreement (38)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (39)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (40)
10.33	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (41)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (42)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2007) (43)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2007) (44)
10.37	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (45)
10.38	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (46)
10.39	Summary of Steelcase Benefit Plan for Outside Directors (47)
10.40	Summary of Compensation for the Board of Directors for Steelcase Inc.
10.41	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (48)
10.42	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (49)
10.43	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (50)
10.44	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (51)
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (52)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (52)

(1)	Filed as the like numbered exhibit to the Company’s Registration Statement on Form S-1 (commission file number 333-41647), as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on August 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (commission file number 333-119757) as filed with the Commission on November 23, 2004, and incorporated herein by reference.

(6)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(7)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(8)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(9)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(10)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(11)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.1 to Amendment 2 to the Company’s Registration Statement on Form S-1, as filed with the Commission on January 20, 1998 (commission file number 333-41647), and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998 (commission file number 001-13873), and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(16)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2008, as filed with the Commission on July 9, 2008 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 31, 2009 (commission file number 001-13873), and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.3 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2006, as filed with the Commission on June 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on March 31, 2006 (commission file number 001-13873), and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(52)	Filed as the like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002 (commission file number 001-13873), and incorporated herein by reference.