Form 10-Q
period 2009-05-29
STEELCASE INC
filed 2009-07-01
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, Steelcase Inc. had 77,495,143 shares of Class A Common Stock and 55,360,575 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 29, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	May 29,	May 30,
	2009	2008
Revenue	$545.6	$815.7
Cost of sales	387.0	551.0
Restructuring costs	3.1	4.8

Gross profit	155.5	259.9
Operating expenses	161.0	220.7
Restructuring costs	(0.3)	2.4

Operating income (loss)	(5.2)	36.8
Interest expense	(4.4)	(4.3)
Other income, net	1.7	1.5

Income (loss) before income taxes	(7.9)	34.0
Income tax expense (benefit)	(7.9)	11.9

Net income	$—	$22.1

Earnings per share:
Basic	$0.00	$0.16

Diluted	$0.00	$0.16

Dividends declared and paid per common share	$0.08	$0.15

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 29,	February 27,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$43.8	$117.6
Short-term investments	74.7	76.0
Accounts receivable, net	244.8	280.3
Inventories	126.1	129.9
Other current assets	126.0	147.6

Total current assets	615.4	751.4

Property and equipment, net	450.4	433.3
Company-owned life insurance	189.7	171.6
Goodwill	185.4	181.1
Other intangible assets, net	28.3	29.6
Other assets	172.8	183.0

Total assets	$1,642.0	$1,750.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140.9	$174.6
Short-term borrowings and current maturities of long-term debt	4.6	4.9
Accrued expenses:
Employee compensation	103.6	141.8
Employee benefit plan obligations	19.7	38.0
Other	162.1	160.3

Total current liabilities	430.9	519.6

Long-term liabilities:
Long-term debt less current maturities	250.8	250.8
Employee benefit plan obligations	164.0	164.4
Other long-term liabilities	62.5	82.4

Total long-term liabilities	477.3	497.6

Total liabilities	908.2	1,017.2

Shareholders’ equity:
Common stock	55.7	59.8
Additional paid-in capital	8.0	4.7
Accumulated other comprehensive income (loss)	(10.0)	(22.5)
Retained earnings	680.1	690.8

Total shareholders’ equity	733.8	732.8

Total liabilities and shareholders’ equity	$1,642.0	$1,750.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	May 29,	May 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$—	$22.1
Depreciation and amortization	18.5	22.4
Changes in operating assets and liabilities	(85.4)	(113.9)
Other, net	2.5	12.6

Net cash used in operating activities	(64.4)	(56.8)

INVESTING ACTIVITIES
Capital expenditures	(9.4)	(17.9)
Purchases of short-term investments	(10.5)	—
Liquidations of short-term investments	14.6	5.0
Proceeds from disposal of fixed assets	4.4	2.8
Other, net	4.4	4.4

Net cash provided by (used in) investing activities	3.5	(5.7)

FINANCING ACTIVITIES
Dividends paid	(10.7)	(20.3)
Common stock repurchases	(4.3)	(46.3)
Other, net	(0.4)	3.4

Net cash used in financing activities	(15.4)	(63.2)

Effect of exchange rate changes on cash and cash equivalents	2.5	0.5

Net decrease in cash and cash equivalents	(73.8)	(125.2)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$43.8	$88.7

Supplemental Cash Flow Information:
Trade-in value received for existing corporate aircraft	$18.5
Final progress payment towards replacement corporate aircraft	(13.5)
Deposit towards future replacement corporate aircraft	(1.0)

Proceeds from trade-in of corporate aircraft	$4.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2009 (“Form 10-K”). The Condensed Consolidated Balance Sheet at February 27, 2009 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.

As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its majority-owned subsidiaries. In addition, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. In Q4 2009, we completed a review of certain indirect manufacturing costs to improve the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our 2009 results to conform to this presentation by increasing cost of sales and decreasing operating expenses by $6.3 for the three months ended May 30, 2008.

2.	NEW ACCOUNTING STANDARDS

SFAS 157 and FSP 157-2

In Q3 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In Q4 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities beginning in Q1 2009, and it did not have a material impact on our consolidated financial statements. We adopted SFAS 157 for non-financial assets and liabilities beginning in Q1 2010, and it did not have a material impact on our consolidated financial statements. See Note 6 for additional information.

SFAS 141(R)

In Q4 2008, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and any goodwill acquired. SFAS 141(R) also establishes the disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted SFAS 141(R)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

beginning in Q1 2010, and it had no impact on our consolidated financial statements as no business combinations were completed during the quarter. The impact of SFAS 141 (R) on our consolidated financial statements in the future will be dependent on the size and nature of future business combinations.

SFAS 160

In Q4 2008, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the noncontrolling interest in the equity of a consolidated subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 beginning in Q1 2010. As the amount of net income and interests of noncontrolling owners are not material, we have not separately presented such information in our condensed consolidated financial statements for the periods presented.

FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2

In Q1 2010, the FASB issued three FSP’s intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP FAS 157-4 reaffirms the view in SFAS 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

These pronouncements are effective in Q2 2010. We are currently evaluating the impact of these pronouncements on our consolidated financial statements.

FSP EITF 03-6-1

In Q2 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. We adopted FSP EITF 03-6-1 in Q1 2010. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to the provisions of FSP EITF 03-6-1. The application of the provisions of FSP EITF 03-6-1 did not change earnings per share amounts for any of the periods presented.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SFAS 167

After the end of Q1 2010, the FASB issued SFAS 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which significantly changes the consolidation model for variable interest entities. SFAS 167 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 is effective Q1 2011 and will be applied retrospectively. As a result, we are evaluating the impact on our consolidated financial statements.

3.	LIQUIDATION OF UNCONSOLIDATED JOINT VENTURE

In 2000, we made a $2.3 investment in Workstage LLC (“Workstage”), a real estate development joint venture. We have accounted for our investment in Workstage as an equity investment and have recorded our share of its income and losses as an increase or decrease to our investment. At February 27, 2009, our investment was recorded at $0. Workstage experienced a significant reduction in development activity as a result of the global economic slowdown. In Q1 2010, Workstage faced liquidity challenges due to the slowdown in activity as well as issues associated with projects in development, and the members agreed to facilitate an orderly liquidation of the joint venture. As part of the liquidation, we incurred $2.5 in charges in Q1 2010, which were recorded in Other income, net on the Condensed Consolidated Statement of Operations.

4.	EARNINGS PER SHARE

During Q1 2010, we adopted the provisions of FSP EITF 03-6-1, which required us to retrospectively adjust earnings per share data. The application of the provisions of FSP EITF 03-6-1 did not change earnings per share amounts for any of the periods presented. However, the effect of dilutive stock-based compensation decreased by 0.2 million shares in Q1 2009 as a result of the adoption.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share also includes the effects of shares and potential shares issued under our stock incentive plan. However, diluted earnings per share does not reflect the effects of 3.6 million options for 2010 and 2.8 million options for 2009 because those potential shares were not dilutive.

	Three Months Ended
	May 29,	May 30,
Computation of Earnings per Share	2009	2008
Net income	$—	$22.1

Weighted-average shares outstanding for basic earnings per share (in millions)	133.3	136.1
Effect of dilutive stock-based compensation (in millions)	—	0.3

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	133.3	136.4

Earnings per share of common stock:
Basic	$0.00	$0.16

Diluted	$0.00	$0.16

Total shares outstanding at period end (in millions)	132.8	135.1

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months			Three Months
	Ended May 29,			Ended May 30,
	2009			2008
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$—			$22.1
Other comprehensive income:
Foreign currency translation adjustments	$16.4	$—	16.4	$7.5	$—	7.5
Unrealized gain (loss) on investments, net	(2.9)	1.1	(1.8)	6.0	(1.8)	4.2
Minimum pension liability	(3.0)	0.9	(2.1)	(1.7)	0.6	(1.1)
Derivative adjustments	—	—	—	(0.1)	—	(0.1)

	$10.5	$2.0	12.5	$11.7	$(1.2)	10.5

Total comprehensive income			$12.5			$32.6

Foreign currency translation adjustments of $16.3 for the three months ended May 29, 2009 reflect the impact of the changes in certain foreign currency values (principally the euro, Canadian dollar and British pound) relative to the U.S. dollar. As of May 29, 2009, approximately 25% of our net assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

6.	FAIR VALUE

	May 29, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$18.7	$—	$—	$18.7
Managed investment portfolio	63.9	—	—	63.9
Auction rate securities	—	—	18.3	18.3
Available-for-sale securities	11.1	—	—	11.1
Canadian asset-backed commercial paper restructuring notes	—	—	3.6	3.6
Privately-held equity investments	—	—	0.2	0.2

	$93.7	$—	$22.1	$115.8

Liabilities
Foreign exchange forward contracts, net	$—	$2.5	$—	$2.5

	$—	$2.5	$—	$2.5

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	February 27, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$84.7	$—	$—	$84.7
Managed investment portfolio	70.5	—	—	70.5
Auction rate securities	—	—	21.5	21.5
Foreign exchange forward contracts, net	—	9.4	—	9.4
Available-for-sale securities	5.1	—	—	5.1
Canadian asset-backed commercial paper restructuring notes	—	—	3.3	3.3
Privately-held equity investments	—	—	1.0	1.0

	$160.3	$9.4	$25.8	$195.5

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 29, 2009.

		Canadian
		Asset-Backed
		Commercial
		Paper	Privately-
	Auction Rate	Restructuring	Held Equity
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes	Investments
Balance as of February 27, 2009	$21.5	$3.3	$1.0
Unrealized loss on investments	(2.6)	—	—
Other-than-temporary impairments	(0.6)	—	(0.8)
Currency translation adjustment	—	0.3	—

Balance as of May 29, 2009	$18.3	$3.6	$0.2

The other-than-temporary impairments recognized on our auction rate securities and privately-held equity investments in Q1 2010 were recognized in Other income, net on the Condensed Consolidated Statement of Operations.

7.	INVENTORIES

	May 29,	February 27,
Inventories	2009	2009
Raw materials	$54.5	$61.3
Work in process	15.1	15.9
Finished goods	80.9	79.9

	150.5	157.1
LIFO reserve	(24.4)	(27.2)

	$126.1	$129.9

The portion of inventories determined by the LIFO method aggregated $45.8 as of May 29, 2009 and $47.8 as of February 27, 2009. During Q1 2010, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $1.1 decrease in the LIFO reserve.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance policies (“COLI”) were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of May 29, 2009 aggregated $161.5, with a related deferred tax asset of $61.9. However, they do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

Following is a summary of COLI as of May 29, 2009 and February 27, 2009:

	Ability to Choose		Target Asset	May 29,	February 27,
Type	Investments	Net Return	Allocation	2009	2009
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$104.8	$103.9

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on changes in equity and fixed income values	25% Fixed Income; 75% Equity	84.9	67.7

				$189.7	$171.6

During Q1 2010, the cash surrender value of our COLI increased by $18.1, of which $17.2 related to increases in equity and fixed income investments within our variable life insurance policies. The Q1 2010 net changes in cash surrender value including normal insurance expenses and death benefit gains resulted in income of $10.0 recognized within Cost of sales and $8.1 recognized within Operating expenses on the Condensed Consolidated Statements of Operations. The allocation of COLI income in the Condensed Consolidated Statements of Operations is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund.

9.	INCOME TAXES

The income tax benefit recorded in Q1 2010 approximated the loss before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

10.	STOCK INCENTIVE PLAN

In Q1 2010, we awarded a total of 783,000 performance units (“PSUs”) under the Steelcase Inc. Incentive Compensation Plan to our executive officers. The performance measure for these awards is based on relative total shareholder return during a performance period of 2010 through 2012. After completion of the performance period for these PSUs, the number of shares earned will be determined and issued as Class A Common Stock. Whether or not the performance criteria are met, a number of shares equal to 25% of the target award will be earned as of the end of 2012 if the participant remains employed by the Company through that date and will be deemed to be earned at the time a participant becomes a qualified retiree if that occurs prior to the end of 2012. Dividend equivalents will be paid in cash during the performance period on the target award of PSUs in amounts equal to any cash dividends that the Company declares and pays on its Class A Common Stock.

PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance and vesting periods based on the estimated market value of the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

award on the grant date and the estimated number of shares to be issued. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years or at the time a participant becomes a qualified retiree. The PSUs expense and associated tax benefit for Q1 2010 were $2.7 and $1.0, respectively, primarily as a result of awards issued to retirement-eligible participants.

11.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments, plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for the three months ended May 29, 2009 and May 30, 2008 and total assets as of May 29, 2009 and February 27, 2009 by segment are presented below:

	Three Months Ended
	May 29,	May 30,
Reportable Segment Statement of Operations Data	2009	2008
Revenue
North America	$293.9	$430.7
International	152.1	252.8
Other	99.6	132.2

	$545.6	$815.7

Operating income (loss)
North America	$12.7	$34.3
International	(6.3)	12.4
Other	(6.9)	(4.2)
Corporate	(4.7)	(5.7)

	$(5.2)	$36.8

	May 29,	February 27,
Reportable Segment Balance Sheet Data	2009	2009
Total assets
North America	$663.2	$712.6
International	407.3	410.3
Other	245.3	226.8
Corporate	326.2	400.3

	$1,642.0	$1,750.0

12.	RESTRUCTURING ACTIVITIES

On June 23, 2009, we announced a series of new actions to reduce our white-collar workforce globally and consolidate additional manufacturing facilities. We expect these restructuring initiatives to cost approximately $20 and to take place throughout 2010.

In Q4 2009, we announced a series of actions to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and continue to expand our white-collar reinvention initiatives. In Q1 2010, we incurred net restructuring costs of $2.8 related to equipment moves and employee termination costs. Total program costs have been $16.7, mainly attributable to employee termination costs associated with these actions.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended
	May 29,	May 30,
Restructuring Costs	2009	2008
Cost of sales
North America	$2.6	$2.8
International	0.2	(0.4)
Other	0.3	2.4

	3.1	4.8

Operating expenses
North America	(1.1)	0.9
International	0.2	0.7
Other	0.6	0.8

	(0.3)	2.4

	$2.8	$7.2

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 29, 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions, net	0.4	2.4	2.8
Payments, net	(6.1)	(2.8)	(8.9)
Adjustments	—	(0.2)	(0.2)

Reserve balance as of May 29, 2009	$5.8	$4.0	$9.8

The workforce reductions reserve balance as of May 29, 2009 primarily related to the employee termination costs announced in Q4 2009. The business exits and related costs reserve balance as of May 29, 2009 primarily related to the lease impairments recorded for the closure of manufacturing facilities in the North America segment and Other category.

13.	SUBSEQUENT EVENT

Aircraft Financing

On June 3, 2009, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus a spread of 3.35%. The loan has a term of 7 years and requires fixed monthly principal payments based on a 20-year monthly amortization schedule with a $30 balloon payment. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2009. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. During 2009, we completed a review of certain indirect manufacturing costs to determine the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our Q1 2009 results to increase cost of sales and decrease operating expenses by the following amounts:

Three Months Ended
Reclassification from Operating Expenses to Cost of Sales	May 30, 2008
North America	$5.4
International	0.2
Other	0.7

$6.3

Financial Summary

Results of Operations

	Three Months Ended
	May 29,		May 30,
Income Statement Data	2009		2008
Revenue	$545.6	100.0%	$815.7	100.0%
Cost of sales	387.0	70.9	551.0	67.5
Restructuring costs	3.1	0.6	4.8	0.6

Gross profit	155.5	28.5	259.9	31.9
Operating expenses	161.0	29.6	220.7	27.1
Restructuring costs	(0.3)	(0.1)	2.4	0.3

Operating income (loss)	(5.2)	(1.0)	36.8	4.5
Interest expense and other income, net	(2.7)	(0.5)	(2.8)	(0.3)

Income (loss) before income tax expense (benefit)	(7.9)	(1.5)	34.0	4.2
Income tax expense (benefit)	(7.9)	(1.5)	11.9	1.5

Net income	$—	—	$22.1	2.7%

Overview

We recorded net income of $0 in Q1 2010 compared to net income of $22.1 in Q1 2009. The 2010 deterioration was primarily driven by lower volume, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower variable compensation expense, and a significant increase in cash surrender value of our company-owned life insurance policies (“COLI”), which largely contributed to a 100% effective tax rate in the quarter.

Our revenue decreased $270.1 or 33.1% in Q1 2010 compared to the same period last year. Q1 2010 revenue was negatively impacted by approximately $39 from currency translation effects compared to Q1 2009 and was also negatively impacted by $12 of sales related to divestitures. The global economic slowdown and other factors contributing to the turmoil in the capital markets influenced the decreased demand for office furniture. Revenue declines were broad-based, significantly affecting most of our segments, geographies, vertical markets and product categories. We expect the effects of the global economic slowdown to significantly decrease the demand for office furniture across all of our segments through the remainder of 2010.

Cost of sales increased to 70.9% of revenue in Q1 2010, a 340 basis point deterioration compared to Q1 2009. We estimate that the majority of the deterioration was due to lower fixed cost absorption related to lower volume, which had the effect of increasing cost of sales as a percent of revenue compared to the prior year. The deterioration in cost of sales was partially mitigated by benefits from prior restructuring activities and other cost reduction efforts, an increase in cash surrender value of COLI of $9, a reduction of $6 in variable compensation expense, lower commodity costs of approximately $6, and temporary reductions in employee salaries and retirement benefits of $5.

Operating expenses decreased by $59.7 in Q1 2010 compared to the same period last year. The decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts, a reduction of $14 in variable compensation expense, favorable currency translation effects of approximately $9, an increase in cash surrender value of COLI of $6, and temporary reductions in employee salaries and retirement benefits of $5. Operating expenses increased as a percent of revenue due to reduced volume leverage.

We recorded restructuring costs of $2.8 in Q1 2010, compared to $7.2 in Q1 2009. The 2010 charges primarily related to the consolidation of a manufacturing facility in the North America segment and employee termination costs related to the reduction of our global white-collar workforce. Over the past 15 months we have launched various restructuring actions that we estimate resulted in $15 to $20 of cost savings in Q1 2010 compared to Q1 2009. See Note 12 to the condensed consolidated financial statements for additional information.

The income tax benefit recorded in Q1 2010 approximated the loss before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

Interest Expense and Other Income, Net

	Three Months Ended
	May 29,	May 30,
Interest Expense and Other Income, Net	2009	2008
Interest expense	$(4.4)	$(4.3)

Other income, net:
Interest income	0.7	2.2
Equity in income of unconsolidated joint ventures	0.2	1.1
Miscellaneous, net	0.8	(1.8)

Total other income, net	1.7	1.5

Total interest expense and other income, net	$(2.7)	$(2.8)

Interest income in Q1 2010 was lower than the prior year due to lower average cash and investment balances and lower interest rates. Within Miscellaneous, net, Q1 2010 included $2.4 of net gains related to various non-operating investments offset by a $2.5 charge recorded in connection with the liquidation of an unconsolidated joint venture. See Note 3 to the condensed consolidated financial statements for additional information.

Business Segment Review

See additional information regarding our business segments in Note 11 to the condensed consolidated financial statements.

North America

	Three Months Ended
	May 29,		May 30,
Income Statement Data — North America	2009		2008
Revenue	$293.9	100.0%	$430.7	100.0%
Cost of sales	207.5	70.6	293.7	68.2
Restructuring costs	2.6	0.9	2.8	0.6

Gross profit	83.8	28.5	134.2	31.2
Operating expenses	72.2	24.6	99.0	23.0
Restructuring costs	(1.1)	(0.4)	0.9	0.2

Operating income	$12.7	4.3%	$34.3	8.0%

Operating income in the North America segment was 4.3% of revenue in Q1 2010 compared to 8.0% of revenue in the same period last year. The deterioration was driven by lower fixed cost absorption related to lower volume, partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower variable compensation expense, an increase in cash surrender value of COLI, lower commodity costs, and improved price yield from customers continuing to migrate from old price lists.

North America revenue, which accounted for 53.9% of consolidated revenue in Q1 2010, decreased by $136.8 or 31.8% from the same period last year. A divestiture in Q2 2009 had the effect of decreasing revenue by $8.6 in the current quarter as compared to the prior year. Current quarter revenue was also negatively impacted by approximately $7 from currency translation effects related to our subsidiary in Canada. The remaining decrease in revenue was primarily due to decreased volume across most of our vertical markets (except for the U.S. Federal government), geographic regions and product categories. The revenue declines within state and local government, healthcare and higher education were much less than the declines experienced in other vertical markets. In addition, we experienced deeper declines in day-to-day business compared to project-related revenue.

Cost of sales as a percent of revenue increased 240 basis points compared to the same period last year. We estimate the majority of the deterioration was the result of lower fixed cost absorption related to lower volume. The deterioration in cost of sales was partially offset by benefits from prior restructuring activities and other cost reduction efforts, an increase in cash surrender value of COLI of $8.6, variable compensation expense which was $5 lower than in Q1 2009, lower commodity costs of approximately $5, improved price yields from customers continuing to migrate from old price lists, and temporary reductions in employee salaries and retirement benefits of $4.

Operating expenses were 24.6% of revenue in Q1 2010, compared to 23.0% of revenue in Q1 2009. Operating expenses decreased in absolute dollars compared to 2009 primarily due to variable compensation expense which was $8 lower than in Q1 2009, a $6.0 impact from the increase in cash surrender value of COLI, benefits from prior restructuring activities and other cost reduction efforts, and temporary reductions in employee salaries and retirement benefits of $4.

Restructuring costs of $2.6 incurred in Q1 2010 gross profit primarily consisted of move and severance costs associated with the closure of a manufacturing facility, which is now complete. Restructuring credits of $1.1 associated with operating expenses primarily consisted of changes in employee termination cost estimates related to the reduction of our white-collar workforce. See Note 12 to the condensed consolidated financial statements for additional information.

International

	Three Months Ended
	May 29,		May 30,
Income Statement Data — International	2009		2008
Revenue	$152.1	100.0%	$252.8	100.0%
Cost of sales	108.1	71.1	170.5	67.5
Restructuring costs	0.2	0.1	(0.4)	(0.2)

Gross profit	43.8	28.8	82.7	32.7
Operating expenses	49.9	32.8	69.6	27.5
Restructuring costs	0.2	0.1	0.7	0.3

Operating income (loss)	$(6.3)	(4.1)%	$12.4	4.9%

International reported an operating loss of $6.3 in Q1 2010 compared to operating income of $12.4 in the same period last year. The deterioration was primarily driven by a significant decline in revenue.

Revenue decreased $100.7 or 39.8% compared to the same period last year and represented 27.9% of consolidated revenue in Q1 2010. Current year revenue was negatively impacted by approximately $33 from currency translation effects and $2.9 of sales related to divestitures as compared to the same period last year. The decrease in revenue was primarily due to the impact of the global economic slowdown on the demand for office furniture across all International markets.

Cost of sales as a percentage of revenue increased by 360 basis points in Q1 2010 compared to Q1 2009. The deterioration was almost entirely due to lower fixed cost absorption related to lower volume.

Operating expenses decreased by $19.7 in Q1 2010 compared to the same period last year. The decrease was driven by approximately $9 related to favorable currency translation effects and $1 related to divestitures completed during the last four quarters. Benefits from prior restructuring activities and other cost reduction efforts and a $3 reduction in variable compensation expense also contributed to the decrease in operating expenses. Operating expenses increased as a percent of revenue due to reduced volume leverage.

Other

	Three Months Ended
	May 29,		May 30,
Income Statement Data — Other	2009		2008
Revenue	$99.6	100.0%	$132.2	100.0%
Cost of sales	71.4	71.7	86.8	65.7
Restructuring costs	0.3	0.3	2.4	1.8

Gross profit	27.9	28.0	43.0	32.5
Operating expenses	34.2	34.3	46.4	35.1
Restructuring costs	0.6	0.6	0.8	0.6

Operating income (loss)	$(6.9)	(6.9)%	$(4.2)	(3.2)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported an operating loss of $6.9 in Q1 2010 compared to $4.2 in Q1 2009. The decline was primarily the result of lower fixed cost absorption related to lower revenue, partially offset by lower restructuring costs, lower variable compensation expense and benefits from prior restructuring activities and other cost reduction efforts.

Q1 2010 revenue decreased by $32.6 or 24.7% compared to the same period last year. The decrease in revenue was due to lower volume across all business units, with the highest decline in the Coalesse Group. The decrease includes the effects of our decision earlier in 2009 to exit a portion of the PolyVision public bid contractor whiteboard fabrication business, as well as the transfer of corporate whiteboard and certain other corporate technology products to the Steelcase brand in the North America segment during the first six months of 2009.

Cost of sales as a percent of revenue increased by 600 basis points in Q1 2010 compared to the same period last year primarily as a result of lower fixed cost absorption related to lower volume. In addition, we continue to experience disruption costs associated with the consolidation of manufacturing activities within the Coalesse Group.

Operating expenses were 34.3% of revenue in Q1 2010 compared to 35.1% of revenue in Q1 2009. Operating expenses decreased in absolute dollars compared to the same period last year primarily due to benefits from prior restructuring activities and other cost reduction efforts, reductions in variable compensation expense and temporary reductions in employee salaries and retirement benefits.

Corporate

	Three Months Ended
	May 29,	May 30,
Income Statement Data — Corporate	2009	2008
Operating expenses	$4.7	$5.7

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. The decrease in corporate expenses was driven by benefits from prior restructuring activities and other cost reduction efforts, as well as lower variable compensation expense.

Liquidity and Capital Resources

As a result of a decline in the level of business activity, we believe we currently need approximately $40 to $50 of cash to fund the day-to-day operations of our business. Our current target is to maintain a minimum of $100 of additional cash and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of May 29, 2009, we held a total of $118.5 in cash and cash equivalents and short-term investments.

The following table summarizes our statements of cash flows for the three months ended May 29, 2009 and May 30, 2008:

	Three Months Ended
	May 29,	May 30,
Cash Flow Data	2009	2008
Net cash provided by (used in):
Operating activities	$(64.4)	$(56.8)
Investing activities	3.5	(5.7)
Financing activities	(15.4)	(63.2)
Effect of exchange rate changes on cash and cash equivalents	2.5	0.5

Net decrease in cash and cash equivalents	(73.8)	(125.2)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$43.8	$88.7

During Q1 2010, cash and cash equivalents decreased by $73.8 to a balance of $43.8 as of May 29, 2009. Approximately 70% of cash and cash equivalents at May 29, 2009 were denominated in U.S. dollars. These funds, in addition to short-term investments, cash generated from future operations, and funds available from COLI and other long-term investments are expected to be sufficient to finance our foreseeable liquidity and capital needs.

We have short-term investments of $74.7 as of May 29, 2009 maintained in a managed investment portfolio which consists primarily of short-term U.S. Treasury and U.S. Government agency securities.

We also have investments in auction rate securities (“ARS”) with a par value of $26.5 and an estimated fair value of $18.3 as of May 29, 2009 and four securities issued in exchange for our one Canadian asset-backed commercial paper (“ABCP”) investment with a par value of $4.5 (Canadian $5.0) and an estimated fair value of $3.6 as of May 29, 2009. These securities are included in Other assets on the Condensed Consolidated Balance Sheets due to the tightening of the U.S. credit markets and current lack of liquid markets for ARS and the Canadian ABCP restructuring notes. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business or fund our growth initiatives. See Note 6 to the condensed consolidated financial statements for additional information.

Cash used in operating activities

	Three Months Ended
	May 29,	May 30,
Cash Flow Data — Operating Activities	2009	2008
Net income	$—	$22.1
Depreciation and amortization	18.5	22.4
Changes in operating assets and liabilities	(85.4)	(113.9)
Other, net	2.5	12.6

Net cash used in operating activities	$(64.4)	$(56.8)

The increase in cash used in operating activities in 2010 was primarily due to a significant decline in net income largely driven by the recent effects of deteriorating global economic conditions and the related impacts on business capital spending and our revenue. The associated cash generated from reductions in working capital was offset by payments of variable compensation and annual funding of retirement contributions related to prior years.

Cash provided by (used in) investing activities

	Three Months Ended
	May 29,	May 30,
Cash Flow Data — Investing Activities	2009	2008
Capital expenditures	$(9.4)	$(17.9)
Net liquidations of short-term investments	4.1	5.0
Proceeds from disposal of fixed assets	4.4	2.8
Other, net	4.4	4.4

Net cash provided by (used in) investing activities	$3.5	$(5.7)

Capital expenditures in Q1 2010 primarily relate to investments in product development in North America and International. We continue to closely manage capital spending to ensure we are making the best investments to sustain our business and to preserve our ability to introduce innovative new products.

In Q1 2010, in connection with the delivery of a replacement corporate aircraft, we traded in an existing aircraft to the manufacturer. The trade-in value of $18.5 was used as credit for the final installment of $13.5 related to the replacement corporate aircraft.

Cash used in financing activities

	Three Months Ended
	May 29,	May 30,
Cash Flow Data — Financing Activities	2009	2008
Dividends paid	$(10.7)	$(20.3)
Common stock repurchases	(4.3)	(46.3)
Other, net	(0.4)	3.4

Net cash used in financing activities	$(15.4)	$(63.2)

The primary uses of cash in financing activities continue to relate to dividends and share repurchases.

We paid dividends of $0.08 per common share during the first quarter of 2010 and fourth quarter of 2009 and $0.15 per common share during the first three quarters of 2009. On June 25, 2009, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q2 2010.

During the first quarter of 2010, we repurchased 1.0 million shares of common stock for $4.3. As of the end of Q1 2010, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During the first quarter of 2010, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During the first quarter of 2010, there were no material changes to our contractual obligations.

Liquidity Facilities

Our total liquidity facilities as of May 29, 2009 consisted of:

Liquidity Facilities	Amount
Global committed bank facility	$200.0
Various uncommitted lines	79.1

Total credit lines available	279.1
Less:
Borrowings outstanding	4.0
Standby letters of credit	21.1

Available capacity (subject to covenant constraints)	$254.0

The global committed bank facility has a five year term and matures in Q2 2011. We have the option of increasing the facility from $200 to $300, subject to customary conditions. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility; however, there is an $18.4 standby letter of credit in support of self-insured workers’ compensation reserves that reduced our available credit line.

The facility requires us to satisfy two financial covenants: a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter EBITDA (as defined in the credit agreement) and is required to be less than 3:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be greater than 4:1. As of May 29, 2009, we were in compliance with all covenants under this facility and our other financing facilities, although our availability to borrow within covenant constraints was reduced to approximately $175. We anticipate our borrowing capacity under the unsecured credit facility will be further reduced or eliminated if our trailing four quarter EBITDA levels continue to decline due to the deterioration in global market conditions; however, we do not currently anticipate needing to access the revolver in the near term. We have reviewed the current financial stability of the lenders participating in our global committed bank facility in light of the distress in the financial market and believe they have the ability to fulfill all existing commitments.

The various uncommitted lines may be changed or cancelled by the banks at any time.

Total consolidated debt as of May 29, 2009 was $255.4. Our debt primarily consists of $249.7 in term notes due in Q2 2012 with an effective interest rate of 6.3%. The term notes contain no financial covenants.

Liquidity Outlook

The deterioration in the global economy and related decline in global equity markets has adversely impacted our revenue and operating profitability. Accordingly, we have initiated a variety of actions to improve our operating efficiencies and to conserve cash and maintain liquidity.

•	We have announced a series of restructuring activities to consolidate manufacturing facilities and reduce our white-collar workforce and other operating costs globally.

•	We implemented a temporary reduction in employee salaries for 2010, and we do not intend to make any contributions to the Steelcase Inc. Retirement Plan for 2010.

•	We have reduced the cash dividend on our common stock and the level of share repurchases.

•	We expect to reduce our level of capital expenditures in 2010 to approximately $40; as compared to $83.0 for 2009, which included $13.2 of progress payments associated with a replacement corporate aircraft.

The current cash and short-term investment balances, cash generated from future operations, funds available under existing credit facilities and funds available from COLI and other long term investments are expected to be sufficient to finance our known or foreseeable liquidity needs.

On June 30, 2009, Standard & Poor’s Ratings Services reaffirmed our BBB credit rating and revised their outlook from stable to negative. On July 1, 2009, Moody’s Investors Service (“Moody’s”) announced a downgrade to our credit rating from Baa3 to Ba1 and maintained a negative outlook. We do not believe these rating changes will materially impact our access to our identified sources of liquidity.

Critical Accounting Estimates

There have been no changes in the items that we have identified as critical accounting estimates during Q1 2010.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 29, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2009. The principal market risks to which we are exposed include foreign exchange risk, interest rate risk and fixed income and equity price risk.

Foreign Exchange Risk

During the first quarter of 2010, no material change in foreign exchange risk occurred.

Interest Rate Risk

During the first quarter of 2010, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During the first quarter of 2010, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 29, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 29, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q1 2010.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
2/28/09 — 4/3/09	10,027		$5.37	—	$215.1
4/4/09 — 5/1/09	1,000,268		$4.28	1,000,000	$210.8
5/2/09 — 5/29/09	798		$4.76	—	$210.8

Total	1,011,093	(2)	$4.29	1,000,000

(1)	Dollar amounts are shown in millions. In Q4 2008, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 million of shares of our common stock. This program has no specific expiration date.

(2)	11,093 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: July 1, 2009

Exhibit Index

Exhibit
No.	Description
10.1	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett
10.2	Summary of Compensation for the Board of Directors for Steelcase Inc.(1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 30, 2009 and incorporated herein by reference.