Form 10-Q
period 2009-08-28
STEELCASE INC
filed 2009-10-05
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2009
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

As of October 2, 2009, Steelcase Inc. had 77,766,175 shares of Class A Common Stock and 55,098,069 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 28, 2009

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
	2009	2008	2009	2008
Revenue	$578.1	$901.8	$1,123.8	$1,717.5
Cost of sales	403.1	621.3	790.2	1,172.3
Restructuring costs	10.0	8.7	13.1	13.5

Gross profit	165.0	271.8	320.5	531.7
Operating expenses	158.6	225.5	319.6	446.2
Restructuring costs	7.4	0.3	7.1	2.7

Operating income (loss)	(1.0)	46.0	(6.2)	82.8
Interest expense	(4.6)	(4.3)	(9.0)	(8.6)
Other income, net	0.2	4.3	1.9	5.8

Income (loss) before income tax expense	(5.4)	46.0	(13.3)	80.0
Income tax expense (benefit)	(5.4)	14.6	(13.3)	26.4

Net income	$—	$31.4	$—	$53.6

Earnings per share:
Basic	$0.00	$0.23	$0.00	$0.40

Diluted	$0.00	$0.23	$0.00	$0.39

Dividends declared and paid per common share	$0.04	$0.15	$0.12	$0.30

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 28,	February 27,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$74.7	$117.6
Short-term investments	67.3	76.0
Accounts receivable, net	263.7	280.3
Inventories	124.1	129.9
Other current assets	128.0	147.6

Total current assets	657.8	751.4

Property and equipment, net	443.7	433.3
Company-owned life insurance	201.8	171.6
Goodwill	186.6	181.1
Other intangible assets, net	27.2	29.6
Other assets	182.7	183.0

Total assets	$1,699.8	$1,750.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156.2	$174.6
Short-term borrowings and current maturities of long-term debt	7.5	4.9
Accrued expenses:
Employee compensation	107.7	141.8
Employee benefit plan obligations	17.1	38.0
Other	155.4	160.3

Total current liabilities	443.9	519.6

Long-term liabilities:
Long-term debt less current maturities	294.9	250.8
Employee benefit plan obligations	165.8	164.4
Other long-term liabilities	63.9	82.4

Total long-term liabilities	524.6	497.6

Total liabilities	968.5	1,017.2

Shareholders’ equity:
Common stock	55.1	59.8
Additional paid-in capital	8.6	4.7
Accumulated other comprehensive loss	(7.1)	(22.5)
Retained earnings	674.7	690.8

Total shareholders’ equity	731.3	732.8

Total liabilities and shareholders’ equity	$1,699.8	$1,750.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	August 28,	August 29,
	2009	2008
OPERATING ACTIVITIES
Net income	$—	$53.6
Depreciation and amortization	36.6	45.3
Changes in operating assets and liabilities	(115.4)	(146.9)
Other, net	8.5	14.1

Net cash used in operating activities	(70.3)	(33.9)

INVESTING ACTIVITIES
Capital expenditures	(16.6)	(44.9)
Net liquidations (purchases) of short-term investments	12.4	(0.9)
Proceeds from disposal of fixed assets	4.6	4.0
Business divestitures	—	15.8
Other, net	(0.2)	10.1

Net cash provided by (used in) investing activities	0.2	(15.9)

FINANCING ACTIVITIES
Borrowings of long-term debt	47.0	—
Dividends paid	(16.1)	(40.5)
Common stock repurchases	(4.3)	(54.2)
Other, net	(1.2)	3.3

Net cash provided by (used in) financing activities	25.4	(91.4)

Effect of exchange rate changes on cash and cash equivalents	1.8	(1.9)

Net decrease in cash and cash equivalents	(42.9)	(143.1)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$74.7	$70.8

Supplemental Cash Flow Information:
Trade-in value received for existing corporate aircraft	$18.5
Final progress payment towards replacement corporate aircraft	(13.5)
Deposit towards future replacement corporate aircraft	(1.0)

Proceeds from trade-in of corporate aircraft	$4.0

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. In Q4 2009, we completed a review of certain indirect manufacturing costs to improve the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our 2009 results to conform to this presentation by increasing cost of sales and decreasing operating expenses by $6.2 and $12.6 for the three and six months ended August 29, 2008, respectively.

We have performed a review of subsequent events through the time of filing of the Quarterly Report on Form 10-Q on October 5, 2009, and concluded there were no events or transactions that occurred during this period that required recognition or disclosure in our financial statements other than as disclosed in Note 13.

2.	NEW ACCOUNTING STANDARDS

Fair Value Measurements

In Q3 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement on fair value measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In Q4 2008, the FASB issued new guidance that delayed the effective date of the fair value measurements statement for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We adopted the new accounting statement for financial assets and liabilities beginning in Q1 2009, and it did not have a material impact on our consolidated financial statements. We adopted the accounting statement for non-financial assets and liabilities beginning in Q1 2010, and it did not have a material impact on our consolidated financial statements. See Note 5 for additional information.

In Q1 2010, the FASB issued additional guidance that addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. It also reaffirms that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

date of the financial statements. We adopted the new guidance beginning in Q2 2010, and it did not have a material impact on our consolidated financial statements. See Note 5 for additional information.

In Q1 2010, the FASB issued new guidance on interim disclosures about fair value of financial instruments. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments. We adopted the new guidance beginning in Q2 2010. See Note 5 for additional information.

In Q2 2010, the FASB issued additional guidance on measuring liabilities at fair value and reaffirmed the practice of measuring fair value using quoted market prices when a liability is traded as an asset. The new guidance is effective Q3 2010. As a result, we are evaluating the impact on our consolidated financial statements.

Noncontrolling Interests

In Q4 2008, the FASB issued a new accounting statement on noncontrolling interests in consolidated financial statements. This statement requires that the noncontrolling interest in the equity of a consolidated subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the new accounting statement beginning in Q1 2010. As the amount of net income and interests of noncontrolling owners are not material, we have not separately presented such information in our condensed consolidated financial statements for the periods presented.

Other-Than-Temporary Impairments

In Q1 2010, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments. The guidance was designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. We adopted the new guidance beginning in Q2 2010, and it did not have a material impact on our consolidated financial statements. See Note 5 for additional information.

Participating Securities

In Q2 2009, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. We adopted the new guidance in Q1 2010. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to the provisions of the new guidance. The application of the provisions of the new guidance did not change earnings per share amounts for any of the periods presented. See Note 3 for additional information.

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which significantly changes the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new accounting statement is effective Q1 2011 and will be applied retrospectively. As a result, we are evaluating the impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

During Q1 2010, we adopted the FASB’s new guidance on the determination of participating securities, which required us to retrospectively adjust earnings per share data. As a result of the adoption, the effect of dilutive stock-based compensation decreased by 0.3 and 0.2 million shares for the three and six months ended August 29, 2008, respectively. However, earnings per share amounts did not change for any of the periods presented.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share also includes the effects of shares and potential shares issued under our stock incentive plan. However, for the three and six months ended August 28, 2009 and August 29, 2008, diluted earnings per share does not reflect the effects of 3.6 million options and 4.1 million options, respectively, because those potential shares were not dilutive.

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
Computation of Earnings per Share	2009	2008	2009	2008
Net income	$—	$31.4	$—	$53.6

Weighted-average shares outstanding for basic earnings per share (in millions)	132.8	134.5	133.1	135.2
Effect of dilutive stock-based compensation (in millions)	—	0.1	—	0.2

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	132.8	134.6	133.1	135.4

Earnings per share of common stock:
Basic	$0.00	$0.23	$0.00	$0.40

Diluted	$0.00	$0.23	$0.00	$0.39

Total shares outstanding at period end (in millions)	132.9	134.3	132.9	134.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months			Three Months
	Ended August 28,			Ended August 29,
	2009			2008
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$—			$31.4
Other comprehensive income:
Foreign currency translation adjustments	$3.5	$—	3.5	$(10.4)	$—	(10.4)
Unrealized gain (loss) on investments, net	0.6	(0.2)	0.4	(2.1)	0.8	(1.3)
Minimum pension liability	(1.6)	0.4	(1.2)	(1.8)	0.7	(1.1)
Derivative adjustments	0.3	(0.1)	0.2	(0.1)	—	(0.1)

	$2.8	$0.1	2.9	$(14.4)	$1.5	(12.9)

Total comprehensive income			$2.9			$18.5

	Six Months			Six Months
	Ended August 28,			Ended August 29,
	2009			2008
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$—			$53.6
Other comprehensive income:
Foreign currency translation adjustments	$19.9	$—	19.9	$(2.9)	$—	(2.9)
Unrealized gain (loss) on investments, net	(2.2)	0.9	(1.3)	4.2	(1.3)	2.9
Minimum pension liability	(4.0)	0.7	(3.3)	(3.3)	1.1	(2.2)
Derivative adjustments	0.2	(0.1)	0.1	(0.1)	—	(0.1)

	$13.9	$1.5	15.4	$(2.1)	$(0.2)	(2.3)

Total comprehensive income			$15.4			$51.3

Foreign currency translation adjustments of $3.5 and $19.9 for the three and six months ended August 28, 2009, respectively, reflect the impact of the changes in certain consolidated foreign currency values (principally the euro, Canadian dollar and British pound) relative to the U.S. dollar. As of August 28, 2009, approximately 24% of our net assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	FAIR VALUE

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, short-term investments, accounts and notes receivable, foreign exchange forward contracts, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our long-term debt was approximately $293 and $235 as of August 28, 2009 and February 27, 2009, respectively. The fair value of our long-term debt is based on a discounted cash flow analysis using an estimate of our current incremental borrowing rate.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	August 28, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$74.7	$—	$—	$74.7
Managed investment portfolio	64.1	—	—	64.1
Auction rate securities	—	—	18.9	18.9
Available-for-sale securities	3.8	—	—	3.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.7	3.7
Privately-held equity investments	—	—	0.3	0.3
Foreign exchange forward contracts, net	—	0.2	—	0.2

	$142.6	$0.2	$22.9	$165.7

	February 27, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$117.6	$—	$—	$117.6
Managed investment portfolio	70.5	—	—	70.5
Auction rate securities	—	—	21.5	21.5
Foreign exchange forward contracts, net	—	9.4	—	9.4
Available-for-sale securities	5.1	—	—	5.1
Canadian asset-backed commercial paper restructuring notes	—	—	3.3	3.3
Privately-held equity investments	—	—	1.0	1.0

	$193.2	$9.4	$25.8	$228.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 28, 2009.

		Canadian
		Asset-Backed
		Commercial
		Paper	Privately-
	Auction Rate	Restructuring	Held Equity
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes	Investments
Balance as of February 27, 2009	$21.5	$3.3	$1.0
Unrealized loss on investments	(1.8)	—	—
Other-than-temporary impairments	(0.8)	—	(0.8)
Currency translation adjustment	—	0.4	—
Purchases of investments	—	—	0.1

Balance as of August 28, 2009	$18.9	$3.7	$0.3

The other-than-temporary impairments recognized on our auction rate securities and privately-held equity investments during the six months ended August 28, 2009 were recognized in Other income, net on the Condensed Consolidated Statement of Operations.

6.	INVENTORIES

	August 28,	February 27,
Inventories	2009	2009
Raw materials	$51.5	$61.3
Work in process	13.7	15.9
Finished goods	82.7	79.9

	147.9	157.1
LIFO reserve	(23.8)	(27.2)

	$124.1	$129.9

The portion of inventories determined by the LIFO method aggregated $44.4 as of August 28, 2009 and $47.8 as of February 27, 2009. During the six months ended August 28, 2009, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $0.9 decrease in the LIFO reserve, along with additional deflation impacts of $2.2 during the six months ended August 28, 2009.

7.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance (“COLI”) policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of August 28, 2009 aggregated $164.1, with a related deferred tax asset of $62.9. However, the COLI policies do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Following is a summary of COLI as of August 28, 2009 and February 27, 2009:

	Ability to Choose		Target Asset	August 28,	February 27,
Type	Investments	Net Return	Allocation	2009	2009
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$107.2	$103.9

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	25% Fixed Income; 75% Equity	94.6	67.7

				$201.8	$171.6

For the three and six months ended August 28, 2009, the net changes in cash surrender value including normal insurance expenses and death benefit gains resulted in income of $12.4 and $30.6, respectively. The allocation of COLI income or loss between Cost of sales and Operating expenses in the Condensed Consolidated Statements of Operations is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund.

8.	LONG-TERM DEBT

During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of 7 years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

9.	INCOME TAXES

For the three and six months ended August 28, 2009, the income tax benefit approximated the loss before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

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

PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance and vesting periods based on the estimated market value of the award on the grant date and the estimated number of shares to be issued. Outstanding awards under

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the Incentive Compensation Plan vest over a period of three to five years or at the time a participant becomes a qualified retiree. The PSUs expense and associated tax benefit for the three months ended August 28, 2009 were $0.4 and $0.2, respectively. The PSUs expense and associated tax benefit for the six months ended August 28, 2009 were $3.1 and $1.2, respectively, primarily as a result of awards issued to retirement-eligible participants.

11.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments, plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for the three and six months ended August 28, 2009 and August 29, 2008 and total assets as of August 28, 2009 and February 27, 2009 by segment are presented below:

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
Reportable Segment Statement of Operations Data	2009	2008	2009	2008
Revenue
North America	$323.0	$499.7	$616.9	$930.4
International	147.1	253.2	299.2	506.0
Other	108.0	148.9	207.7	281.1

	$578.1	$901.8	$1,123.8	$1,717.5

Operating income (loss)
North America	$27.3	$40.1	$40.0	$74.4
International	(19.1)	12.9	(25.4)	25.3
Other	(4.0)	1.4	(10.9)	(2.8)
Corporate	(5.2)	(8.4)	(9.9)	(14.1)

	$(1.0)	$46.0	$(6.2)	$82.8

	August 28,	February 27,
Reportable Segment Balance Sheet Data	2009	2009
Total assets
North America	$683.4	$712.6
International	415.3	410.3
Other	237.6	226.8
Corporate	363.5	400.3

	$1,699.8	$1,750.0

12.	RESTRUCTURING ACTIVITIES

In Q2 2010, we announced a series of new actions to reduce our global workforce and consolidate additional manufacturing facilities. For the three and six months ended August 28, 2009, we incurred net restructuring costs related to these actions of $16.5 mainly due to employee termination costs. We expect these restructuring initiatives to cost approximately $26 and to take place throughout 2010.

During Q2 2010, we substantially completed a series of actions, announced in Q4 2009, to consolidate additional smaller manufacturing and distribution facilities in North America, reduce our

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

white-collar workforce and other operating costs globally, and continue to expand our white-collar reinvention initiatives. For the three and six months ended August 28, 2009, we incurred net restructuring costs related to these actions of $0.9 and $3.7, respectively, related to equipment moves and employee termination costs. Total program costs associated with these actions have been $17.6, mainly attributable to employee termination costs.

Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
Restructuring Costs	2009	2008	2009	2008
Cost of sales
North America	$1.4	$5.1	$4.0	$7.9
International	6.8	—	7.0	(0.4)
Other	1.8	3.6	2.1	6.0

	10.0	8.7	13.1	13.5

Operating expenses
North America	3.8	0.6	2.8	1.4
International	2.1	—	2.3	0.7
Other	1.5	(0.3)	2.0	0.6

	7.4	0.3	7.1	2.7

	$17.4	$9.0	$20.2	$16.2

Below is a summary of the net additions, payments, and adjustments to the restructuring reserve balance for the six months ended August 28, 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions	14.7	5.5	20.2
Payments	(12.3)	(6.1)	(18.4)
Adjustments	(0.2)	(0.1)	(0.3)

Reserve balance as of August 28, 2009	$13.7	$3.9	$17.6

The workforce reductions reserve balance as of August 28, 2009 primarily related to the global workforce reductions announced in Q2 2010. The business exits and related costs reserve balance as of August 28, 2009 primarily related to the lease impairments recorded in connection with the closure of manufacturing facilities in the North America segment and Other category.

13.	SUBSEQUENT EVENT

Global Credit Facility Amendment

On September 21, 2009 we amended our existing $200 global committed bank facility. The amendment reduces the facility to $125, defers the calculation of the maximum leverage ratio for Q2 2010 for purposes of determining compliance with the leverage ratio covenant until November 16, 2009, and requires that revolving loans made from the date of the amendment through November 16, 2009 be Floating Rate Loans and cannot be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each is defined in the credit agreement).

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We are currently in negotiations with our bank group and expect to enter into a replacement facility prior to November 16, 2009 on modified terms that would provide us with greater access to borrowings during economic downturns.

As of August 28, 2009, our leverage ratio is in excess of the maximum leverage ratio covenant. If we are not successful in negotiating a replacement facility or obtaining a waiver of our leverage ratio exceeding the maximum leverage ratio covenant by November 16, 2009, we would not be able to borrow under the facility, and the lenders would be entitled to take certain actions, including cancellation of the facility. There are no cross-default provisions in any of our existing debt, including our term notes due in August 2011, that would be triggered by a default under our global committed bank facility.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. During 2009, we completed a review of certain indirect manufacturing costs to determine the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our 2009 results to increase cost of sales and decrease operating expenses by the following amounts:

	Three Months Ended	Six Months Ended
Reclassification from Operating Expenses to Cost of Sales	August 29, 2008	August 29, 2008
North America	$5.4	$10.8
International	0.2	0.5
Other	0.6	1.3

	$6.2	$12.6

Financial Summary

Results of Operations

	Three Months Ended				Six Months Ended
	August 28,		August 29,		August 28,		August 29,
Statement of Operations Data	2009		2008		2009		2008
Revenue	$578.1	100.0%	$901.8	100.0%	$1,123.8	100.0%	$1,717.5	100.0%
Cost of sales	403.1	69.8	621.3	68.9	790.2	70.3	1,172.3	68.2
Restructuring costs	10.0	1.7	8.7	1.0	13.1	1.2	13.5	0.8

Gross profit	165.0	28.5	271.8	30.1	320.5	28.5	531.7	31.0
Operating expenses	158.6	27.4	225.5	25.0	319.6	28.5	446.2	26.0
Restructuring costs	7.4	1.3	0.3	—	7.1	0.6	2.7	0.2

Operating income (loss)	(1.0)	(0.2)	46.0	5.1	(6.2)	(0.6)	82.8	4.8
Interest expense and other income, net	(4.4)	(0.7)	—	—	(7.1)	(0.6)	(2.8)	(0.2)

Income (loss) before income tax expense (benefit)	(5.4)	(0.9)	46.0	5.1	(13.3)	(1.2)	80.0	4.6
Income tax expense (benefit)	(5.4)	(0.9)	14.6	1.6	(13.3)	(1.2)	26.4	1.5

Net income	$—	—	$31.4	3.5%	$—	—	$53.6	3.1%

Overview

We recorded Q2 2010 net income of $0 compared to net income of $31.4 in Q2 2009 and year-to-date 2010 net income of $0 compared to $53.6 in the same period in 2009. The Q2 2010 and year-to-date 2010 deteriorations were primarily driven by lower volume, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower variable compensation expense, lower commodity costs, and a significant increase in cash surrender value of our company-

owned life insurance (“COLI”), which largely contributed to a 100% effective tax rate in the Q2 2010 and year-to-date 2010 results.

Our revenue decreased $323.7 or 35.9% in Q2 2010 compared to Q2 2009. Q2 2010 revenue was negatively impacted by approximately $23 from currency translation effects and $5 of sales related to divestitures compared to Q2 2009. Year-to-date 2010 revenue decreased $593.7 or 34.6% compared to the same period in 2009. Year-to-date 2010 revenue was negatively impacted by approximately $63 from currency translation effects and $16 of sales related to divestitures compared to the same period in 2009. The global economic slowdown and turmoil in the capital markets had the effect of significantly decreasing the demand for office furniture. Q2 2010 and year-to-date 2010 revenue declines were broad-based, significantly affecting almost all our geographies, vertical markets and product categories. We expect the effects of the global economic slowdown to continue to impact the demand for office furniture across all of our segments through the remainder of 2010. However, percentage declines compared to the prior year are expected to moderate in the coming quarters, as we entered this downturn beginning in Q3 2009.

Cost of sales increased to 69.8% of revenue in Q2 2010, a 90 basis point deterioration compared to Q2 2009. We estimate that the majority of the Q2 2010 deterioration was due to lower fixed cost absorption related to lower volume, which had the effect of increasing cost of sales as a percent of revenue compared to Q2 2009. The Q2 2010 deterioration in cost of sales was partially mitigated by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs of approximately $15, an increase in cash surrender value of COLI of $8, a reduction of $8 in variable compensation expense, and temporary reductions in employee salaries and retirement benefits of $5.

Year-to-date 2010 cost of sales increased to 70.3% of revenue, a 210 basis point deterioration compared to the same period in 2009. We estimate that the majority of the year-to-date 2010 deterioration was due to lower fixed cost absorption related to lower volume, which had the effect of increasing cost of sales as a percent of revenue compared to the same period in 2009. The year-to-date 2010 deterioration in cost of sales was partially mitigated by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs of approximately $21, an increase in cash surrender value of COLI of $17, a reduction of $14 in variable compensation expense, and temporary reductions in employee salaries and retirement benefits of $10.

Operating expenses decreased by $66.9 in Q2 2010 compared to Q2 2009. The Q2 2010 decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts, a reduction of $21 in variable compensation expense, an increase in cash surrender value of COLI of $6, temporary reductions in employee salaries and retirement benefits of $5, and favorable currency translation effects of approximately $5. Q2 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

Operating expenses decreased by $126.6 year-to-date in 2010 compared to the same period in 2009. The year-to-date 2010 decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts, a reduction of $36 in variable compensation expense, favorable currency translation effects of approximately $14, an increase in cash surrender value of COLI of $12, and temporary reductions in employee salaries and retirement benefits of $10. Year-to-date 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

We recorded restructuring costs of $17.4 in Q2 2010 and $20.2 year-to-date in 2010 primarily related to the global workforce reductions announced in Q2 2010 and the consolidation of manufacturing facilities in the North America segment and Other category. Over the past 18 months we have launched various restructuring activities that we estimate have resulted in approximately $20 of quarterly cost savings in 2010 compared to 2009. See Note 12 to the condensed consolidated financial statements for additional information.

The Q2 2010 and year-to-date 2010 income tax benefit approximated the loss before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

Interest Expense and Other Income, Net

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
Interest Expense and Other Income, Net	2009	2008	2009	2008
Interest expense	$(4.6)	$(4.3)	$(9.0)	$(8.6)

Other income, net:
Interest income	0.8	1.4	1.5	3.6
Equity in income of unconsolidated ventures	0.2	1.2	0.4	2.2
Elimination of minority interest in consolidated dealers	(0.4)	(2.0)	0.3	(2.6)
Foreign exchange loss	(0.8)	(0.8)	(0.6)	(1.1)
Miscellaneous, net	0.4	4.5	0.3	3.7

Total other income, net	0.2	4.3	1.9	5.8

Total interest expense and other income, net	$(4.4)	$—	$(7.1)	$(2.8)

Within Miscellaneous, net, year-to-date 2010 results included $3.3 of net gains related to various non-operating investments partially offset by a $2.5 charge recorded in connection with the liquidation of an unconsolidated joint venture. Q2 2009 and year-to-date 2009 results included $4.0 of gains related to various non-operating investments.

Business Segment Review

See additional information regarding our business segments in Note 11 to the condensed consolidated financial statements.

North America

	Three Months Ended				Six Months Ended
	August 28,		August 29,		August 28,		August 29,
Statement of Operations Data — North America	2009		2008		2009		2008
Revenue	$323.0	100.0%	$499.7	100.0%	$616.9	100.0%	$930.4	100.0%
Cost of sales	223.1	69.1	349.3	69.9	430.6	69.8	643.0	69.1
Restructuring costs	1.4	0.4	5.1	1.0	4.0	0.6	7.9	0.9

Gross profit	98.5	30.5	145.3	29.1	182.3	29.6	279.5	30.0
Operating expenses	67.4	20.8	104.6	21.0	139.5	22.6	203.7	21.9
Restructuring costs	3.8	1.2	0.6	0.1	2.8	0.5	1.4	0.1

Operating income	$27.3	8.5%	$40.1	8.0%	$40.0	6.5%	$74.4	8.0%

Operating income in the North America segment was $27.3 in Q2 2010 compared to $40.1 in Q2 2009. Year-to-date 2010 operating income was $40.0 compared to $74.4 in the same period in 2009. The Q2 2010 and year-to-date 2010 deteriorations were driven by lower volume, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower variable compensation expense, an increase in cash surrender value of COLI, and lower commodity costs.

North America revenue represented 54.9% of consolidated year-to-date 2010 revenue. North America revenue decreased by $176.7 or 35.4% in Q2 2010 compared to Q2 2009 and $313.5 or 33.7% on a year-to-date basis in 2010 compared to the same period in 2009. A divestiture in Q2 2009 had the effect of decreasing revenue by $2.6 in Q2 2010 and $11.2 year-to-date in 2010 as compared to the same periods in 2009. Q2 2010 and year-to-date 2010 revenue was also negatively impacted by approximately $3 and $10, respectively, from currency translation effects related to our subsidiary in Canada as compared to the same periods in 2009. The remaining decrease in revenue was primarily due to decreased volume across most of our vertical markets (except for the U.S. Federal government), geographic regions and product categories. The revenue declines within healthcare and higher education were much less than the declines experienced in other vertical markets. In addition, we experienced deeper declines in day-to-day business compared to project-related revenue.

Cost of sales as a percent of revenue decreased 80 basis points in Q2 2010 compared to Q2 2009. Lower fixed cost absorption related to lower volume experienced in Q2 2010 was more than offset by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs of approximately $12, an increase in cash surrender value of COLI of $8.5, lower variable compensation expense of $6, and temporary reductions in employee salaries and retirement benefits of $4.

Cost of sales as a percent of revenue increased by 70 basis points year-to-date in 2010 compared to the same period in 2009. Year-to-date 2010 results were impacted by lower fixed cost absorption related to lower volume, partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs of approximately $16, an increase in cash surrender value of COLI of $17.1, lower variable compensation expense of $11, and temporary reductions in employee salaries and retirement benefits of $8.

Operating expenses were 20.8% of revenue in Q2 2010 compared to 21.0% of revenue in Q2 2009. Q2 2010 operating expenses decreased in absolute dollars compared to Q2 2009 primarily due to $14 of lower variable compensation expense, benefits from prior restructuring activities and other cost reduction efforts, a $5.9 impact from the increase in cash surrender value of COLI, and temporary reductions in employee salaries and retirement benefits of $4. Q2 2010 also benefited from a $2 gain recorded in connection with a settlement of a domestic property tax dispute.

Operating expenses were 22.6% of year-to-date 2010 revenue compared to 21.9% of year-to-date 2009 revenue. Year-to-date 2010 operating expenses decreased in absolute dollars compared to the same period in 2009 primarily due to $22 of lower variable compensation expense, benefits from prior restructuring activities and other cost reduction efforts, a $11.9 impact from the increase in cash surrender value of COLI, and temporary reductions in employee salaries and retirement benefits of $8.

Restructuring costs of $5.2 incurred in Q2 2010 and $6.8 year-to-date in 2010 primarily consisted of employee termination costs related to the reduction of our white-collar workforce and move and severance costs associated with the closure of a manufacturing facility, which is now complete.

International

	Three Months Ended				Six Months Ended
	August 28,		August 29,		August 28,		August 29,
Statement of Operations Data — International	2009		2008		2009		2008
Revenue	$147.1	100.0%	$253.2	100.0%	$299.2	100.0%	$506.0	100.0%
Cost of sales	106.0	72.1	174.6	69.0	214.1	71.6	345.2	68.2
Restructuring costs	6.8	4.6	—	—	7.0	2.3	(0.4)	(0.1)

Gross profit	34.3	23.3	78.6	31.0	78.1	26.1	161.2	31.9
Operating expenses	51.3	34.9	65.7	25.9	101.2	33.8	135.2	26.7
Restructuring costs	2.1	1.4	—	—	2.3	0.8	0.7	0.2

Operating income (loss)	$(19.1)	(13.0)%	$12.9	5.1%	$(25.4)	(8.5)%	$25.3	5.0%

International reported an operating loss of $19.1 in Q2 2010 compared to operating income of $12.9 in Q2 2009. The year-to-date 2010 operating loss was $25.4 compared to operating income of

$25.3 in the same period in 2009. The Q2 2010 and year-to-date 2010 deteriorations were primarily driven by a significant decline in revenue and higher restructuring costs.

International revenue represented 26.6% of consolidated year-to-date 2010 revenue. Q2 2010 revenue decreased $106.1 or 41.9% compared to Q2 2009. Year-to-date 2010 revenue decreased $206.8 or 40.9% compared to the same period in 2009. Q2 2010 revenue was negatively impacted by approximately $20 from currency translation effects and $2 of sales related to divestitures as compared to Q2 2009. Year-to-date 2010 revenue was negatively impacted by approximately $53 from currency translation effects and $5 of sales related to divestitures as compared to the same period in 2009. The decrease in Q2 2010 and year-to-date 2010 revenue was primarily due to the impact of the global economic slowdown on the demand for office furniture across all International markets. The revenue declines within Germany, Eastern Europe, France, Asia, and Latin America were deeper than those experienced in other geographic regions.

Cost of sales as a percentage of revenue increased by 310 basis points in Q2 2010 compared to Q2 2009. Year-to-date 2010 cost of sales as a percentage of revenue increased by 340 basis points compared to the same period in 2009. The Q2 2010 and year-to-date 2010 deteriorations were almost entirely due to lower fixed cost absorption related to lower volume, offset partially by benefits from cost reduction efforts and lower commodity costs.

Operating expenses decreased by $14.4 in Q2 2010 compared to Q2 2009. The Q2 2010 decrease included approximately $5 related to favorable currency translation effects. Benefits from prior restructuring activities and other cost reduction efforts and a reduction in variable compensation expense of $3 also contributed to the decrease in operating expenses. Q2 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

Operating expenses decreased by $34.0 year-to-date in 2010 compared to the same period in 2009. The year-to-date 2010 decrease included approximately $13 related to favorable currency translation effects. Benefits from prior restructuring activities and other cost reduction efforts and a reduction in variable compensation expense of $7 also contributed to the decrease in operating expenses. Year-to-date 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

Restructuring costs of $8.9 incurred in Q2 2010 and $9.3 year-to-date in 2010 primarily consisted of employee termination costs related to workforce reductions, mainly in France. See Note 12 to the condensed consolidated financial statements for additional information.

Other

	Three Months Ended				Six Months Ended
	August 28,		August 29,		August 28,		August 29,
Statement of Operations Data — Other	2009		2008		2009		2008
Revenue	$108.0	100.0%	$148.9	100.0%	$207.7	100.0%	$281.1	100.0%
Cost of sales	74.0	68.5	97.4	65.4	145.5	70.1	184.1	65.5
Restructuring costs	1.8	1.7	3.6	2.4	2.1	1.0	6.0	2.1

Gross profit	32.2	29.8	47.9	32.2	60.1	28.9	91.0	32.4
Operating expenses	34.7	32.1	46.8	31.5	69.0	33.2	93.2	33.2
Restructuring costs	1.5	1.4	(0.3)	(0.2)	2.0	0.9	0.6	0.2

Operating income (loss)	$(4.0)	(3.7)%	$1.4	0.9%	$(10.9)	(5.2)%	$(2.8)	(1.0)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported an operating loss of $4.0 in Q2 2010 compared to operating income of $1.4 in Q2 2009 and an operating loss of $10.9 year-to-date in 2010 compared to $2.8 in the same period in 2009. The Q2 2010 and year-to-date 2010 declines were primarily the result of lower revenue, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower restructuring costs, and lower variable compensation expense.

Q2 2010 revenue decreased by $40.9 or 27.5% compared to Q2 2009 and year-to-date 2010 revenue decreased $73.4 or 26.1% compared to the same period in 2009. The Q2 2010 and year-to-date 2010 decreases in revenue were due to lower volume across all business units, with the highest decline in the Coalesse Group. The Coalesse Group experienced a decline in revenue similar to the North America business, while PolyVision and IDEO posted revenue declines of approximately 15%.

Cost of sales as a percent of revenue increased by 310 basis points in Q2 2010 compared to Q2 2009 and 460 basis points year-to-date in 2010 compared to the same period in 2009 primarily as a result of lower fixed cost absorption related to lower volume. The negative volume effect was partially offset by benefits from prior restructuring activities and other cost reduction efforts, as well as benefits from our decision in 2009 to exit a portion of the PolyVision public-bid contractor whiteboard fabrication business.

Operating expenses were 32.1% of revenue in Q2 2010 compared to 31.5% of revenue in Q2 2009. Year-to-date 2010 and year-to-date 2009 operating expenses were 33.2% of revenue. Q2 2010 and year-to-date 2010 operating expenses decreased in absolute dollars compared to the same periods in 2009 primarily due to benefits from prior restructuring activities and other cost reduction efforts, lower sales commissions, reductions in variable compensation expense and temporary reductions in employee salaries and retirement benefits.

Corporate

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
Statement of Operations Data — Corporate	2009	2008	2009	2008
Operating expenses	$5.2	$8.4	$9.9	$14.1

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. The Q2 2010 and year-to-date 2010 decreases in corporate expenses were driven by benefits from prior restructuring activities and other cost reduction efforts, as well as lower variable compensation expense.

Liquidity and Capital Resources

As a result of a decline in the level of business activity since 2009, we believe we currently need approximately $40 to $50 of cash and cash equivalents to fund the day-to-day operations of our business. Our current target is to maintain a minimum of $100 of additional cash and cash equivalents and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and cash equivalents and short-term investment balances will fluctuate from quarter to quarter as a result of business performance and as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of August 28, 2009, we held a total of $142.0 in cash and cash equivalents and short-term investments.

The following table summarizes our statements of cash flows for the six months ended August 28, 2009 and August 29, 2008:

	Six Months Ended
	August 28,	August 29,
Cash Flow Data	2009	2008
Net cash provided by (used in):
Operating activities	$(70.3)	$(33.9)
Investing activities	0.2	(15.9)
Financing activities	25.4	(91.4)
Effect of exchange rate changes on cash and cash equivalents	1.8	(1.9)

Net decrease in cash and cash equivalents	(42.9)	(143.1)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$74.7	$70.8

During 2010, cash and cash equivalents decreased by $42.9 to a balance of $74.7 as of August 28, 2009. Approximately 70% of cash and cash equivalents at August 28, 2009 were denominated in U.S. dollars. These funds, in addition to short-term investments, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

We have short-term investments of $67.3 as of August 28, 2009 maintained in a managed investment portfolio which consists primarily of short-term U.S. Treasury, U.S. Government agency securities and high grade U.S. corporate bonds.

We also have investments in auction rate securities (“ARS”) with a par value of $26.5 and an estimated fair value of $18.9 as of August 28, 2009 and four securities issued in exchange for our one Canadian asset-backed commercial paper (“ABCP”) investment with a par value of $4.6 (Canadian $5.0) and an estimated fair value of $3.7 as of August 28, 2009. These securities are considered long-term investments and are included in Other assets on the Condensed Consolidated Balance Sheets due to the tightening of the credit markets and current lack of liquid markets for ARS and the Canadian ABCP restructuring notes. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business or fund our growth initiatives.

Cash used in operating activities

	Six Months Ended
	August 28,	August 29,
Cash Flow Data — Operating Activities	2009	2008
Net income	$—	$53.6
Depreciation and amortization	36.6	45.3
Changes in operating assets and liabilities	(115.4)	(146.9)
Other, net	8.5	14.1

Net cash used in operating activities	$(70.3)	$(33.9)

The increase in cash used in operating activities in 2010 was primarily due to a significant decline in net income largely driven by the recent effects of deteriorating global economic conditions and the related impacts on business capital spending and our revenue. The associated cash generated from reductions in working capital was offset by Q1 2010 payments of variable compensation and annual funding of retirement contributions related to prior years.

Cash provided by (used in) investing activities

	Six Months Ended
	August 28,	August 29,
Cash Flow Data — Investing Activities	2009	2008
Capital expenditures	$(16.6)	$(44.9)
Net liquidations (purchases) of short-term investments	12.4	(0.9)
Proceeds from disposal of fixed assets	4.6	4.0
Business divestitures	—	15.8
Other, net	(0.2)	10.1

Net cash provided by (used in) investing activities	$0.2	$(15.9)

Capital expenditures in 2010 primarily relate to investments in product development in North America and International. We continue to closely manage capital spending to ensure we are making the best investments to sustain our business and to preserve our ability to introduce innovative new products.

In Q1 2010, in connection with the delivery of a replacement corporate aircraft, we traded in an existing aircraft to the manufacturer. The trade-in value of $18.5 was partially used as credit for the final installment of $13.5 related to the replacement corporate aircraft and for a deposit of $1.0 related to an additional replacement aircraft currently scheduled for delivery in Q1 2012. Our corporate aircraft are used primarily to transport our customers to our corporate showroom and design center. Accordingly, we believe they are an integral part of our sales process.

In Q2 2009, business divestitures related to the sale of a non-core business in our North America segment.

Cash provided by (used in) financing activities

	Six Months Ended
	August 28,	August 29,
Cash Flow Data — Financing Activities	2009	2008
Borrowings of long-term debt	$47.0	$—
Dividends paid	(16.1)	(40.5)
Common stock repurchases	(4.3)	(54.2)
Other, net	(1.2)	3.3

Net cash provided by (used in) financing activities	$25.4	$(91.4)

In Q2 2010 we completed a $47.0 financing of our corporate aircraft to further enhance our liquidity position.

We paid dividends of $0.04 per common share during Q2 2010, $0.08 per common share during Q1 2010 and Q4 2009 and $0.15 per common share during the first three quarters of 2009. On September 30, 2009, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q3 2010.

During the Q1 2010, we repurchased 1.0 million shares of common stock for $4.3. No repurchases were made in Q2 2010. As of the end of Q2 2010, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During the first two quarters of 2010, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of 7 years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

There were no other material changes to our contractual obligations during the first two quarters of 2010.

Liquidity Facilities

Our total liquidity facilities as of August 28, 2009 consisted of:

Liquidity Facilities	Amount
Global committed bank facility (as amended on September 21, 2009)	$125.0
Various uncommitted lines	74.9

Total credit lines available	199.9
Less:
Borrowings outstanding	4.5
Standby letters of credit	18.1

Available capacity (subject to covenant constraints)	$177.3

The various uncommitted lines may be changed or cancelled by the banks at any time.

Our global committed bank facility has a five year term and matures in Q2 2011. Borrowings under this facility are unsecured and unsubordinated. There are currently no borrowings outstanding under this facility; however, there is a $15.4 standby letter of credit in support of self-insured workers’ compensation reserves that reduced our available credit line.

The facility requires us to satisfy two financial covenants:

•	A maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter EBITDA (as defined in the credit agreement) and is required to be less than 3:1.

•	A minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be greater than 4:1.

On September 21, 2009, we entered into an amendment with our bank group to amend the facility to:

•	reduce the committed amount to $125,

•	defer calculation of the maximum leverage ratio for Q2 2010 for purposes of determining compliance with the leverage ratio covenant until November 16, 2009, and

•	require that any revolving loans made under the facility from the date of the amendment through November 16, 2009 be Floating Rate Loans and cannot be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each is defined in the credit agreement).

We are currently in negotiations with our bank group and expect to enter into a replacement facility prior to November 16, 2009 on modified terms that would provide us with greater access to borrowings during economic downturns.

As of August 28, 2009, our leverage ratio is in excess of the maximum leverage ratio covenant. If we are not successful in negotiating a replacement facility or obtaining a waiver of our leverage ratio exceeding the maximum leverage ratio covenant by November 16, 2009, we would not be able to borrow under the facility, and the lenders would be entitled to take certain actions, including cancellation of the facility. There are no cross-default provisions in any of our existing debt, including our term notes due in August 2011, that would be triggered by a default under our global committed bank facility. We do not anticipate that an inability to borrow under the facility, cancellation of the facility, or an inability to obtain a replacement credit facility would have a material adverse impact on our liquidity, as we expect that our current cash and cash equivalents and short-term investment balances, cash generated from future operations, and funds available from COLI will be sufficient to finance our known or foreseeable liquidity needs. If we were to be unsuccessful in obtaining a replacement revolving credit facility, it is possible that the lack of a revolver as part of our liquidity profile could have an adverse impact on the terms and conditions of any future indebtedness, including the replacement of our term notes in Q2 2012; however, we do not have any current plans to enter into any other material indebtedness.

Total consolidated debt as of August 28, 2009 was $302.4. Our debt primarily consists of $249.7 in term notes due in Q2 2012 with an effective interest rate of 6.3% and a $46.6 loan at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes contain no financial covenants. The $46.6 loan requires fixed monthly principal payments of $0.2 with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

Liquidity Outlook

The current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs.

The deterioration in the global economy and related decline in global equity markets has adversely impacted our revenue and operating profitability. Accordingly, we have initiated a variety of actions to improve our operating efficiencies and to conserve cash and maintain liquidity.

•	We have announced a series of restructuring activities to consolidate manufacturing facilities and reduce our global workforce and other operating costs.

•	We implemented a temporary reduction in employee salaries for 2010, and we do not intend to make any contributions to the Steelcase Inc. Retirement Plan for 2010.

•	We have reduced the cash dividend on our common stock and the level of share repurchases.

•	We expect to reduce our level of capital expenditures in 2010 to approximately $40; as compared to $83.0 for 2009, which included $13.2 of progress payments associated with a replacement corporate aircraft.

•	We expect to replace our global credit facility prior to November 16, 2009 under modified terms that will provide us greater access to borrowings during economic downturns.

Our long-term debt rating is BBB with a negative outlook from Standard & Poor’s Ratings Services and Ba1 with a negative outlook from Moody’s Investors Service.

Critical Accounting Estimates

There have been no changes in the items that we have identified as critical accounting estimates during the first two quarters of 2010.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 28, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2009. The principal market risks to which we are exposed include foreign exchange risk, interest rate risk and fixed income and equity price risk.

Foreign Exchange Risk

During the first two quarters of 2010, no material change in foreign exchange risk occurred.

Interest Rate Risk

During the first two quarters of 2010, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During the first two quarters of 2010, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 28, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 28, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q2 2010.

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
5/30/09 — 7/3/09	2,376		$5.06	—	$210.8
7/4/09 — 7/31/09	299		$7.25	—	$210.8
8/1/09 — 8/28/09	93		$6.83	—	$210.8

Total	2,768	(2)	$5.36	—

(1)	Dollar amounts are shown in millions. In Q4 2008, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 million of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 25, 2009. At that meeting, shareholders voted on one proposal presented in the Company’s definitive proxy statement. The results of the votes follow:

Proposal to elect four Class II directors to serve three-year terms expiring at the 2012 annual meeting.

	For	Withheld
William P. Crawford	514,158,360	43,828,834
Elizabeth Valk Long	546,466,653	11,520,541
Robert C. Pew III	554,287,931	3,699,263
Cathy D. Ross	548,975,883	9,011,310

There were no votes cast against, abstentions or broker non-votes with respect to any nominee named above. Directors continuing in office: James P. Hackett, Earl D. Holton, Michael J. Jandernoa, David W. Joos, Peter M. Wege II, P. Craig Welch, Jr., and Kate Pew Wolters.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: October 5, 2009

Exhibit Index

Exhibit
No.	Description
4.1	Amendment No. 2 to Credit Agreement, dated as of September 21, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders(1)
10.1	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 4.1 to the Company’s Form 8-K, as filed with the Commission on September 24, 2009 and incorporated herein by reference.