Form 10-Q
period 2009-11-27
STEELCASE INC
filed 2010-01-05
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2009
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

As of January 4, 2010, Steelcase Inc. had 78,353,210 shares of Class A Common Stock and 54,518,052 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 27, 2009

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
	2009	2008	2009	2008
Revenue	$616.1	$811.3	$1,739.8	$2,528.9
Cost of sales	436.1	583.4	1,226.2	1,755.8
Restructuring costs	2.5	3.8	15.5	17.3

Gross profit	177.5	224.1	498.1	755.8
Operating expenses	160.4	208.2	480.0	654.4
Restructuring costs	2.3	0.9	9.5	3.6

Operating income	14.8	15.0	8.6	97.8
Interest expense	(4.5)	(4.3)	(13.5)	(12.8)
Other income (expense), net	(2.7)	(1.3)	(0.8)	4.3

Income (loss) before income tax expense (benefit)	7.6	9.4	(5.7)	89.3
Income tax expense (benefit)	7.6	9.0	(5.7)	35.3

Net income	$—	$0.4	$—	$54.0

Earnings per share:
Basic	$0.00	$0.00	$0.00	$0.40

Diluted	$0.00	$0.00	$0.00	$0.40

Dividends declared and paid per common share	$0.04	$0.15	$0.16	$0.45

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 27,	February 27,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$114.1	$117.6
Short-term investments	69.4	76.0
Accounts receivable, net	274.2	280.3
Inventories	116.5	129.9
Other current assets	124.2	147.6

Total current assets	698.4	751.4

Property and equipment, net	439.7	433.3
Company-owned life insurance	207.1	171.6
Goodwill	188.0	181.1
Other intangible assets, net	26.0	29.6
Other assets	187.7	183.0

Total assets	$1,746.9	$1,750.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169.8	$174.6
Short-term borrowings and current maturities of long-term debt	8.1	4.9
Accrued expenses:
Employee compensation	108.7	141.8
Employee benefit plan obligations	17.1	38.0
Other	175.0	160.3

Total current liabilities	478.7	519.6

Long-term liabilities:
Long-term debt less current maturities	294.2	250.8
Employee benefit plan obligations	167.8	164.4
Other long-term liabilities	62.8	82.4

Total long-term liabilities	524.8	497.6

Total liabilities	1,003.5	1,017.2

Shareholders’ equity:
Common stock	54.7	59.8
Additional paid-in capital	9.6	4.7
Accumulated other comprehensive income (loss)	9.8	(22.5)
Retained earnings	669.3	690.8

Total shareholders’ equity	743.4	732.8

Total liabilities and shareholders’ equity	$1,746.9	$1,750.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	November 27,	November 28,
	2009	2008
OPERATING ACTIVITIES
Net income	$—	$54.0
Depreciation and amortization	55.6	67.5
Changes in cash surrender value of company-owned life insurance	(35.5)	26.5
Changes in accounts receivable, net, inventories and accounts payable	32.7	(20.3)
Changes in other operating assets and liabilities	(69.1)	(31.8)
Other, net	(2.9)	15.8

Net cash provided by (used in) operating activities	(19.2)	111.7

INVESTING ACTIVITIES
Capital expenditures	(26.5)	(66.2)
Net liquidations (purchases) of short-term investments	11.0	(1.3)
Proceeds from disposal of fixed assets	6.4	4.8
Business divestitures	—	15.8
Other, net	2.1	11.7

Net cash used in investing activities	(7.0)	(35.2)

FINANCING ACTIVITIES
Borrowings of long-term debt	47.0	—
Dividends paid	(21.5)	(60.7)
Common stock repurchases	(4.3)	(59.0)
Other, net	(2.0)	(0.3)

Net cash provided by (used in) financing activities	19.2	(120.0)

Effect of exchange rate changes on cash and cash equivalents	3.5	(7.0)

Net decrease in cash and cash equivalents	(3.5)	(50.5)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$114.1	$163.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2009 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 27, 2009 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.

As used in this Report, unless otherwise expressly stated or the content otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its subsidiaries in which a controlling interest is maintained. In addition, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. In Q4 2009, we completed a review of certain indirect manufacturing costs to improve the consistency of classification of these costs across our business units and reportable segments. Based on our analysis, we adjusted our 2009 results to conform to this presentation by increasing cost of sales and decreasing operating expenses by $6.4 and $19.0 for the three and nine months ended November 28, 2008, respectively.

We have performed a review of subsequent events through the time of filing of the Quarterly Report on Form 10-Q on January 5, 2010, and concluded there were no events or transactions that occurred during this period that required recognition or disclosure in our financial statements.

2.	NEW ACCOUNTING STANDARDS

Fair Value Measurements

In Q3 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement on fair value measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In Q4 2008, the FASB issued new guidance that delayed the effective date of the fair value measurements statement for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We adopted the new accounting statement for financial assets and liabilities beginning in Q1 2009, and for non-financial assets and liabilities beginning in Q1 2010, and it did not have a material impact on our consolidated financial statements. See Note 6 for additional information.

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

In Q1 2010, the FASB issued new guidance on interim disclosures about fair value of financial instruments. The guidance enhances consistency in financial reporting by increasing the frequency of fair

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

value disclosures to a quarterly basis for any financial instruments. We adopted the new guidance beginning in Q2 2010. See Note 6 for additional information.

In Q2 2010, the FASB issued additional guidance on measuring liabilities at fair value and reaffirmed the practice of measuring fair value using quoted market prices when a liability is traded as an asset. We adopted the new guidance beginning in Q3 2010, and it did not have a material impact on our consolidated financial statements. See Note 6 for additional information.

Noncontrolling Interests

In Q4 2008, the FASB issued a new accounting statement on noncontrolling interests in consolidated financial statements. This statement requires that the noncontrolling interest in the equity of a consolidated subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted the new accounting statement beginning in Q1 2010. As the amount of net income and interests of noncontrolling owners are not material, we have not separately presented such information in our condensed consolidated financial statements for the periods presented.

Other-Than-Temporary Impairments

In Q1 2010, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments. The guidance was designed to create greater consistency in the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. We adopted the new guidance beginning in Q2 2010, and it did not have a material impact on our consolidated financial statements. See Note 6 for additional information.

Participating Securities

In Q2 2009, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. We adopted the new guidance in Q1 2010. Upon adoption, we were required to retrospectively adjust earnings per share data to conform to the provisions of the new guidance. The application of the provisions of the new guidance did not change earnings per share amounts for any of the periods presented. See Note 4 for additional information.

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which changes the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new accounting statement is effective Q1 2011. We are currently evaluating the potential impact on our consolidated financial statements.

3.	DECONSOLIDATION OF DEALER

During Q3 2010, a consolidated variable interest dealer, which received significant financial support from us, was purchased by an independent third party. As a result, we deconsolidated the dealer. The loss recognized upon deconsolidation was not material. For the three months ended November 27,

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2009, our Condensed Consolidated Statement of Operations included $3.1 of revenue, $0.6 of gross profit, $1.3 of operating expenses, $0.7 of operating loss and $0.7 of other expense, net related to the consolidated dealer. For the nine months ended November 27, 2009, our Condensed Consolidated Statement of Operations included $8.0 of revenue, $2.2 of gross profit, $3.3 of operating expenses, $1.1 of operating loss and $0.2 of other expense, net related to the consolidated dealer.

4.	EARNINGS PER SHARE

During Q1 2010, we adopted the FASB’s new guidance on the determination of participating securities, which required us to retrospectively adjust earnings per share data. As a result of the adoption, we increased weighted average shares outstanding for basic earnings per share and decreased the effect of dilutive stock-based compensation for the three and nine months ended November 28, 2008 by 0.2 million shares and 0.3 million shares, respectively. However, earnings per share amounts did not change for any of the periods presented.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share also includes the effects of shares and potential shares issued under our stock incentive plan. However, for the three and nine months ended November 27, 2009 and November 28, 2008, diluted earnings per share does not reflect the effects of 3.6 million options and 4.4 million options, respectively, because those potential shares were not dilutive.

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
Computation of Earnings per Share	2009	2008	2009	2008
Net income	$—	$0.4	$—	$54.0

Weighted-average shares outstanding for basic earnings per share (in millions)	132.8	133.8	133.0	134.8
Effect of dilutive stock-based compensation (in millions)	—	0.1	—	0.1

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	132.8	133.9	133.0	134.9

Earnings per share of common stock:
Basic	$0.00	$0.00	$0.00	$0.40

Diluted	$0.00	$0.00	$0.00	$0.40

Total shares outstanding at period end (in millions)	132.9	133.7	132.9	133.7

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	November 27, 2009			November 28, 2008
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$—			$0.4
Other comprehensive income (loss):
Foreign currency translation adjustments	$12.2	$—	12.2	$(36.7)	$—	(36.7)
Unrealized gain (loss) on investments, net	(0.8)	0.3	(0.5)	(0.5)	0.2	(0.3)
Minimum pension liability	(1.6)	6.9	5.3	(1.3)	0.5	(0.8)
Derivative adjustments	(0.2)	0.1	(0.1)	(0.1)	—	(0.1)

	$9.6	$7.3	16.9	$(38.6)	$0.7	(37.9)

Total comprehensive income			$16.9			$37.5

	Nine Months Ended			Nine Months Ended
	November 27, 2009			November 28, 2008
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$—			$54.0
Other comprehensive income (loss):
Foreign currency translation adjustments	$32.0	$—	32.0	$(39.6)	$—	(39.6)
Unrealized gain (loss) on investments, net	(2.9)	1.1	(1.8)	4.1	(1.5)	2.6
Minimum pension liability	(5.6)	7.7	2.1	(4.6)	1.6	(3.0)
Derivative adjustments	—	—	—	(0.3)	0.1	(0.2)

	$23.5	$8.8	32.3	$(40.4)	$0.2	(40.2)

Total comprehensive income			$32.3			$13.8

Foreign currency translation adjustments of $12.2 and $32.0 for the three and nine months ended November 27, 2009, respectively, reflect the impact on our condensed consolidated financial statements of the changes in certain consolidated foreign currency values (principally the euro, Canadian dollar and British pound) relative to the U.S. dollar. As of November 27, 2009, approximately 26% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros. In Q3 2010, we determined we had not appropriately recorded deferred income taxes related to the minimum

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

pension liability associated with our 2005 adoption of the accounting requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Accordingly, we recorded an adjustment to increase deferred income taxes by $6.0 with a corresponding amount to the minimum pension liability. This adjustment was not considered material to our current filing or any other prior period filing.

6.	FAIR VALUE

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, short-term investments, accounts and notes receivable, foreign exchange forward contracts, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our long-term debt was approximately $302 and $235 as of November 27, 2009 and February 27, 2009, respectively. The fair value of our long-term debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	November 27, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$114.1	$—	$—	$114.1
Managed investment portfolio	64.6	—	—	64.6
Auction rate securities	—	—	17.6	17.6
Available-for-sale securities	5.3	—	—	5.3
Canadian asset-backed commercial paper restructuring notes	—	—	3.9	3.9
Privately-held equity investments	—	—	0.3	0.3

	$184.0	$—	$21.8	$205.8

Liabilities
Foreign exchange forward contracts, net	—	(5.1)	—	(5.1)

	$—	$(5.1)	$—	$(5.1)

	February 27, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$117.6	$—	$—	$117.6
Managed investment portfolio	70.5	—	—	70.5
Auction rate securities	—	—	21.5	21.5
Foreign exchange forward contracts, net	—	9.4	—	9.4
Available-for-sale securities	5.1	—	—	5.1
Canadian asset-backed commercial paper restructuring notes	—	—	3.3	3.3
Privately-held equity investments	—	—	1.0	1.0

	$193.2	$9.4	$25.8	$228.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 27, 2009:

		Canadian
		Asset-Backed
		Commercial
		Paper	Privately-
	Auction Rate	Restructuring	Held Equity
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes	Investments
Balance as of February 27, 2009	$21.5	$3.3	$1.0
Unrealized loss on investments	(2.9)	—	—
Other-than-temporary impairments	(1.0)	—	(0.8)
Currency translation adjustment	—	0.6	—
Purchases of investments	—	—	0.1

Balance as of November 27, 2009	$17.6	$3.9	$0.3

The other-than-temporary impairments recognized on our auction rate securities and privately-held equity investments during the nine months ended November 27, 2009 were recognized in Other income (expense), net on the Condensed Consolidated Statement of Operations.

7.	INVENTORIES

	November 27,	February 27,
Inventories	2009	2009
Raw materials	$48.0	$61.3
Work in process	14.3	15.9
Finished goods	78.3	79.9

	140.6	157.1
LIFO reserve	(24.1)	(27.2)

	$116.5	$129.9

The portion of inventories determined by the LIFO method aggregated $47.7 as of November 27, 2009 and $47.8 as of February 27, 2009. During the nine months ended November 27, 2009, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $1.1 decrease in the LIFO reserve, along with additional deflationary impacts of $1.7 during the nine months ended November 27, 2009.

8.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance (“COLI”) policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of November 27, 2009 aggregated approximately $165, with a related deferred tax asset of approximately $70. However, the COLI policies do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Following is a summary of COLI as of November 27, 2009 and February 27, 2009:

	Ability to Choose		Target Asset	November 27,	February 27,
Type	Investments	Net Return	Allocation	2009	2009
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$108.2	$103.9

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	25% Fixed Income; 75% Equity	98.9	67.7

				$207.1	$171.6

For the three and nine months ended November 27, 2009, the net returns in cash surrender value, normal insurance expenses and death benefit gains resulted in income of $5.3 and $35.9, respectively. The allocation of COLI income or loss between Cost of sales and Operating expenses in the Condensed Consolidated Statements of Operations is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund.

9.	LONG-TERM DEBT

Aircraft Financing

During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

Global Credit Facility

On September 21, 2009, we amended our former $200 global committed bank facility, scheduled to mature in Q2 2011. The amendment reduced the facility to $125, deferred the calculation of the maximum leverage ratio for Q2 2010 for purposes of determining compliance with the leverage ratio covenant until November 16, 2009 and required that revolving loans made from the date of the amendment through November 16, 2009 shall be Floating Rate Loans and may not be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each was defined in the credit agreement). On November 13, 2009, we amended our former credit facility again to further defer the calculation of the maximum leverage ratio for Q2 2010 and extend the requirement that revolving loans shall be Floating Rate Loans and may not be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each was defined in the credit agreement) until December 18, 2009.

On December 16, 2009, we entered into a $125 global committed, syndicated credit facility (“New Facility”). The New Facility has a three-year term and replaces our previous global committed credit facility that was scheduled to expire in Q2 2011. At our option, and subject to certain conditions, we may increase the aggregate commitment under the New Facility by up to $75 by obtaining at least one commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. There are no borrowings outstanding under the New Facility, although $15 of capacity is currently utilized through an issued letter of credit.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We can use borrowings under the New Facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the New Facility is based on one of the following two options, as selected by us:

•	The Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months, or

•	For Floating Rate Loans (as defined in the credit agreement), the highest of the prime rate, the Federal funds effective rate plus 0.5% and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

The New Facility requires us to satisfy two financial covenants:

•	A maximum leverage ratio covenant, which is measured by the ratio of Indebtedness (as defined in the credit agreement), minus the amount, if any, of Liquidity (as defined in the credit agreement) in excess of $25, to trailing four quarter Adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3:1.

•	A minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter Adjusted EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be no less than 3.5:1.

As of November 27, 2009, we were in compliance with all covenants under our former credit facility. As of December 16, 2009, we were in compliance with all covenants under the New Facility.

The New Facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity (as defined in the credit agreement) and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement.

10.	INCOME TAXES

For the three and nine months ended November 27, 2009, the income tax expense (benefit) approximated the income (loss) before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

11.	STOCK INCENTIVE PLAN

In Q3 2010, we awarded a total of 236,500 restricted stock units (“RSUs”) under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) to key individuals based upon personal contributions during 2010. These RSUs will vest at the end of subsequent one-year and three-year periods or at the time a participant becomes a qualified retiree. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the vesting period based on the value of the shares on the grant date. Total RSUs expense and associated tax benefit for the three months ended November 27, 2009 were $0.4 and $0.2, respectively. Total RSUs expense and associated tax benefit for the nine months ended November 27, 2009 were $0.7 and $0.3, respectively.

In Q1 2010, we awarded a total of 783,000 performance units (“PSUs”) under the Incentive Compensation Plan to our executive officers. The performance measure for these awards is based on relative total shareholder return during a performance period of 2010 through 2012. After completion of the performance period for these PSUs, the number of shares earned will be determined and issued as Class A Common Stock. Whether or not the performance criteria are met, a number of shares equal to 25% of the target award will be earned as of the end of 2012, if the participant remains employed by the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Company through that date, and will be deemed to be earned at the time a participant becomes a qualified retiree if that occurs prior to the end of 2012. Dividend equivalents will be paid in cash during the performance period on the target award of PSUs in amounts equal to any cash dividends that the Company declares and pays on its Class A Common Stock.

PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance and vesting periods based on the estimated market value of the award on the grant date and the estimated number of shares to be issued. Outstanding awards under the Incentive Compensation Plan vest over a period of three to five years or at the time a participant becomes a qualified retiree. Total PSUs expense and associated tax benefit for the three months ended November 27, 2009 were $0.4 and $0.2, respectively. Total PSUs expense and associated tax benefit for the nine months ended November 27, 2009 were $3.5 and $1.3, respectively, primarily as a result of awards issued to retirement-eligible participants in Q1 2010.

12.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments, plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for the three and nine months ended November 27, 2009 and November 28, 2008 and total assets as of November 27, 2009 and February 27, 2009 by segment are presented below:

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
Reportable Segment Statement of Operations Data	2009	2008	2009	2008
Revenue
North America	$328.0	$443.1	$944.9	$1,373.5
International	178.7	236.0	477.9	742.0
Other	109.4	132.2	317.0	413.4

	$616.1	$811.3	$1,739.8	$2,528.9

Operating income (loss)
North America	$18.8	$3.2	$58.8	$77.6
International	(0.2)	19.4	(25.7)	44.7
Other	—	(3.1)	(10.8)	(5.9)
Corporate	(3.8)	(4.5)	(13.7)	(18.6)

	$14.8	$15.0	$8.6	$97.8

	November 27,	February 27,
Reportable Segment Balance Sheet Data	2009	2009
Total assets
North America	$672.0	$712.6
International	454.2	410.3
Other	238.1	226.8
Corporate	382.6	400.3

	$1,746.9	$1,750.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

13.	RESTRUCTURING ACTIVITIES

During Q3 2010, we substantially completed a series of actions, announced in Q2 2010, to further reduce our global workforce and consolidate additional manufacturing facilities. For the three and nine months ended November 27, 2009, we incurred net restructuring costs related to these actions of $4.8 and $21.3, respectively, mainly due to employee termination costs.

During Q2 2010, we substantially completed a series of actions, announced in Q4 2009, to consolidate additional manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and continue to expand our white-collar reinvention initiatives. For the nine months ended November 27, 2009, we incurred net restructuring costs related to these actions of $3.7, primarily for equipment moves and employee termination costs. Total program costs associated with these actions have been $17.6, mainly attributable to employee termination costs.

Restructuring costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
Restructuring Costs	2009	2008	2009	2008
Cost of sales
North America	$0.5	$1.9	$4.5	$9.8
International	1.2	—	8.1	(0.4)
Other	0.8	1.9	2.9	7.9

	2.5	3.8	15.5	17.3

Operating expenses
North America	0.1	—	2.9	1.4
International	1.9	0.2	4.2	1.0
Other	0.3	0.7	2.4	1.2

	2.3	0.9	9.5	3.6

	$4.8	$4.7	$25.0	$20.9

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 27, 2009:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions	17.7	7.3	25.0
Payments	(21.3)	(7.8)	(29.1)
Adjustments	—	(0.6)	(0.6)

Reserve balance as of November 27, 2009	$7.9	$3.5	$11.4

The workforce reductions reserve balance as of November 27, 2009 primarily related to the global workforce reductions announced in Q2 2010. The business exits and related costs reserve balance as of November 27, 2009 primarily related to the lease impairments recorded in connection with the closure of manufacturing facilities in the North America segment and Other category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2009. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. Year-to-date references the nine months ended for the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

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

	Three Months Ended	Nine Months Ended
	November 28,	November 28,
Reclassification from Operating Expenses to Cost of Sales	2008	2008
North America	$5.5	$16.3
International	0.2	0.7
Other	0.7	2.0

	$6.4	$19.0

Financial Summary

Results of Operations

	Three Months Ended				Nine Months Ended
	November 27,		November 28,		November 27,		November 28,
Statement of Operations Data	2009		2008		2009		2008
Revenue	$616.1	100.0%	$811.3	100.0%	$1,739.8	100.0%	$2,528.9	100.0%
Cost of sales	436.1	70.8	583.4	71.9	1,226.2	70.5	1,755.8	69.4
Restructuring costs	2.5	0.4	3.8	0.5	15.5	0.9	17.3	0.7

Gross profit	177.5	28.8	224.1	27.6	498.1	28.6	755.8	29.9
Operating expenses	160.4	26.0	208.2	25.7	480.0	27.6	654.4	25.9
Restructuring costs	2.3	0.4	0.9	0.1	9.5	0.5	3.6	0.1

Operating income	14.8	2.4	15.0	1.8	8.6	0.5	97.8	3.9
Interest expense and other income (expense), net	(7.2)	(1.2)	(5.6)	(0.7)	(14.3)	(0.8)	(8.5)	(0.4)

Income (loss) before income tax expense (benefit)	7.6	1.2	9.4	1.1	(5.7)	(0.3)	89.3	3.5
Income tax expense (benefit)	7.6	1.2	9.0	1.1	(5.7)	(0.3)	35.3	1.4

Net income	$—	—	$0.4	—	$—	—	$54.0	2.1%

Overview

We recorded Q3 2010 net income of $0 compared to net income of $0.4 in Q3 2009, and year-to-date 2010 net income of $0 compared to $54.0 in the same period in 2009. The quarter and year-to-date comparisons are significantly impacted by results from company-owned life insurance

(“COLI”), which reflected significant income in the current periods compared to significant losses in the prior year periods. Beyond COLI, the Q3 2010 and year-to-date 2010 deteriorations were primarily driven by lower volume, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs, lower variable compensation expense and temporary reductions in employee salaries and retirement benefits.

Our revenue decreased $195.2 or 24.1% in Q3 2010 compared to Q3 2009. Q3 2010 revenue was positively impacted by approximately $16 from currency translation effects compared to Q3 2009. Year-to-date 2010 revenue decreased $789.1 or 31.2% compared to the same period in 2009. Year-to-date 2010 revenue was negatively impacted by approximately $47 from currency translation effects and $16 of sales related to divestitures compared to the same period in 2009. The global economic slowdown and turmoil in the capital markets had the effect of significantly decreasing the demand for office furniture. Q3 2010 and year-to-date 2010 revenue declines were broad-based, significantly affecting almost all of our geographies, vertical markets and product categories. We expect the effects of the global economic slowdown to continue to impact the demand for office furniture across all of our segments through the remainder of 2010. However, percentage declines compared to the prior year are expected to further moderate in Q4 2010, as we entered this downturn beginning in Q3 2009.

Cost of sales was 70.8% of revenue in Q3 2010, a 110 basis point improvement compared to Q3 2009. The improvement was due to benefits from prior restructuring activities and other cost reduction efforts, an increase in COLI income of $20, lower commodity costs of approximately $18, temporary reductions in employee salaries and retirement benefits of $5 and a reduction of $2 in variable compensation expense, all which more than offset lower absorption of fixed costs associated with the revenue decline and warranty and inventory reserve adjustments of $5 in Q3 2010.

Year-to-date 2010 cost of sales increased to 70.5% of revenue, a 110 basis point deterioration compared to the same period in 2009. The deterioration was driven by lower fixed cost absorption associated with the revenue decline, partially mitigated by benefits from prior restructuring activities and other cost reduction efforts, lower commodity costs of approximately $37, an increase in COLI income of $37, a reduction of $16 in variable compensation expense and temporary reductions in employee salaries and retirement benefits of $14.

Operating expenses decreased by $47.8 in Q3 2010 compared to Q3 2009. The decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts, an increase in COLI income of $13, temporary reductions in employee salaries and retirement benefits of $5 and a reduction of $3 in variable compensation expense, partially offset by unfavorable currency translation effects of approximately $3. In addition, we recorded reductions in general accounts receivable reserves and accrued expenses of $2.

Year-to-date 2010 operating expenses decreased by $174.4 compared to the same period in 2009. The decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts, a reduction of $38 in variable compensation expense, an increase in COLI income of $25, temporary reductions in employee salaries and retirement benefits of $15 and favorable currency translation effects of approximately $10. Year-to-date 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

We recorded restructuring costs of $4.8 in Q3 2010 and $25.0 year-to-date in 2010 primarily related to the global workforce reductions and the consolidation of manufacturing facilities in the North America segment and Other category. Over the past 21 months, we have launched various restructuring activities that we estimate have resulted in approximately $20 of quarterly fixed cost savings in 2010 compared to 2009. See Note 13 to the condensed consolidated financial statements for additional information.

Q3 2010 income tax expense approximated income before taxes and year-to-date 2010 income tax benefit approximated the loss before income taxes. The resulting effective tax rate of 100% was driven in large part by significant non-taxable income from COLI.

Interest Expense and Other Income, Net

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
Interest Expense and Other Income, Net	2009	2008	2009	2008
Interest expense	$(4.5)	$(4.3)	$(13.5)	$(12.8)

Other income (expense), net:
Interest income	0.9	1.0	2.3	4.5
Equity in income of unconsolidated ventures	0.3	1.1	0.6	3.4
Foreign exchange gain (loss)	0.1	(2.6)	(0.5)	(3.7)
Miscellaneous, net	(4.0)	(0.8)	(3.2)	0.1

Total other income (expense), net	(2.7)	(1.3)	(0.8)	4.3

Total interest expense and other income (expense), net	$(7.2)	$(5.6)	$(14.3)	$(8.5)

Within Miscellaneous, net, Q3 2010 and year-to-date 2010 results included $1.3 of demolition costs related to an idle facility. Year-to-date 2010 results also included $3.3 of net gains related to various non-operating investments partially offset by a $2.5 charge recorded in connection with the liquidation of an unconsolidated joint venture. Year-to-date 2009 results included $4.0 of gains related to various non-operating investments.

Business Segment Review

See additional information regarding our business segments in Note 12 to the condensed consolidated financial statements.

North America

	Three Months Ended				Nine Months Ended
	November 27,		November 28,		November 27,		November 28,
Statement of Operations Data — North America	2009		2008		2009		2008
Revenue	$328.0	100.0%	$443.1	100.0%	$944.9	100.0%	$1,373.5	100.0%
Cost of sales	233.8	71.2	338.5	76.4	664.4	70.3	981.5	71.5
Restructuring costs	0.5	0.2	1.9	0.4	4.5	0.5	9.8	0.7

Gross profit	93.7	28.6	102.7	23.2	276.0	29.2	382.2	27.8
Operating expenses	74.8	22.9	99.5	22.5	214.3	22.7	303.2	22.1
Restructuring costs	0.1	—	—	—	2.9	0.3	1.4	0.1

Operating income	$18.8	5.7%	$3.2	0.7%	$58.8	6.2%	$77.6	5.6%

Operating income in the North America segment was $18.8 in Q3 2010 compared to $3.2 in Q3 2009. The Q3 2010 increase was primarily driven by higher COLI income, as well as lower commodity costs, benefits from prior restructuring and other cost reduction efforts, temporary reductions in employee salaries and retirement benefits and lower variable compensation which more than offset the negative effect of lower volume. Year-to-date 2010 operating income was $58.8 compared to $77.6 in the same period in 2009. The year-to-date 2010 deterioration was driven by lower volume, which was partially offset by benefits from prior restructuring activities and other cost reduction efforts, higher COLI income, lower variable compensation expense, lower commodity costs and temporary reductions in employee salaries and retirement benefits.

North America revenue represented 54.3% of consolidated year-to-date 2010 revenue. North America revenue decreased by $115.1 or 26.0% in Q3 2010 compared to Q3 2009 and $428.6 or 31.2% on a year-to-date basis in 2010 compared to the same period in 2009. Q3 2010 revenue was positively impacted by approximately $2 from currency translation effects related to our subsidiary in

Canada as compared to Q3 2009. A divestiture in Q2 2009 had the effect of decreasing revenue by $11.2 year-to-date in 2010 as compared to the same period in 2009. Year-to-date 2010 revenue was also negatively impacted by approximately $7 from currency translation effects related to our subsidiary in Canada as compared to the same period in 2009. The remaining decreases in quarterly and year-to-date revenue were primarily due to decreased volume across most of our vertical markets (except for the U.S. Federal government), geographic regions and product categories. The revenue declines within healthcare and higher education were less than the declines experienced in other vertical markets. After several quarters where declines in day-to-day business were deeper compared to project-related revenue, we saw this trend reverse in Q3 2010, as revenue associated with continuing customer agreements has now started to stabilize.

Cost of sales as a percent of revenue decreased 520 basis points in Q3 2010 compared to Q3 2009. Lower fixed cost absorption related to lower volume experienced in Q3 2010 and warranty and inventory charges of $2 were more than offset by an increase in COLI income of $20, lower commodity costs of approximately $14, benefits from prior restructuring activities and other cost reduction efforts, temporary reductions in employee salaries and retirement benefits of $4 and lower variable compensation expense of $1.

Cost of sales as a percent of revenue decreased by 120 basis points year-to-date in 2010 compared to the same period in 2009. Year-to-date 2010 results benefited from prior restructuring activities and other cost reduction efforts, an increase in COLI income of $37, lower commodity costs of approximately $29, temporary reductions in employee salaries and retirement benefits of $13 and lower variable compensation expense of $12, partially offset by lower fixed cost absorption related to lower volume.

Operating expenses were 22.9% of revenue in Q3 2010 compared to 22.5% of revenue in Q3 2009. Q3 2010 operating expenses decreased in absolute dollars compared to Q3 2009 primarily due to an increase in COLI income of $13, benefits from prior restructuring activities and other cost reduction efforts, temporary reductions in employee salaries and retirement benefits of $4 and lower variable compensation expense of $1.

Year-to-date operating expenses were 22.7% of revenue compared to 22.1% in the same period in 2009. Year-to-date 2010 operating expenses decreased in absolute dollars compared to the same period in 2009 primarily due to benefits from prior restructuring activities and other cost reduction efforts, an increase in COLI income of $25, lower variable compensation expense of $23 and temporary reductions in employee salaries and retirement benefits of $12.

Restructuring costs of $0.6 incurred in Q3 2010 and $7.4 year-to-date in 2010 primarily consisted of employee termination costs related to the reduction of our white-collar workforce and the closure of manufacturing facilities.

International

	Three Months Ended				Nine Months Ended
	November 27,		November 28,		November 27,		November 28,
Statement of Operations Data — International	2009		2008		2009		2008
Revenue	$178.7	100.0%	$236.0	100.0%	$477.9	100.0%	$742.0	100.0%
Cost of sales	124.8	69.8	155.7	66.0	339.0	70.9	500.9	67.6
Restructuring costs	1.2	0.7	—	—	8.1	1.7	(0.4)	(0.1)

Gross profit	52.7	29.5	80.3	34.0	130.8	27.4	241.5	32.5
Operating expenses	51.0	28.5	60.7	25.7	152.3	31.9	195.8	26.3
Restructuring costs	1.9	1.1	0.2	0.1	4.2	0.9	1.0	0.2

Operating income (loss)	$(0.2)	(0.1)%	$19.4	8.2%	$(25.7)	(5.4)%	$44.7	6.0%

International reported an operating loss of $0.2 in Q3 2010 compared to operating income of $19.4 in Q3 2009. The year-to-date 2010 operating loss was $25.7 compared to operating income of $44.7 in the same period in 2009. The Q3 2010 and year-to-date 2010 deteriorations were primarily driven by a significant decline in revenue and higher restructuring costs. Cost reduction efforts were only able to offset a portion of the negative effect of lower volume, as the pace of cost structure changes in our larger International markets was tempered by the process of negotiating with the related work councils.

In addition, our quarterly results in the United Kingdom continue to be negatively affected by unfavorable currency impacts and we continue to fund our expansionary efforts in China and India. In the aggregate, these businesses reported an operating loss of approximately $6 in Q3 2010.

International revenue represented 27.5% of consolidated year-to-date 2010 revenue. Q3 2010 revenue decreased $57.3 or 24.3% compared to Q3 2009. Year-to-date 2010 revenue decreased $264.1 or 35.6% compared to the same period in 2009. Q3 2010 revenue was positively impacted by approximately $14 from currency translation effects as compared to Q3 2009. Year-to-date 2010 revenue was negatively impacted by approximately $40 from currency translation effects and $5 of sales related to divestitures as compared to the same period in 2009. The decreases in quarterly and year-to-date revenue were primarily due to the impact of the global economic slowdown on the demand for office furniture across all International markets. The revenue declines within Eastern Europe, Germany and the United Kingdom were deeper than those experienced in other geographic regions.

Cost of sales as a percentage of revenue increased by 380 basis points in Q3 2010 compared to Q3 2009. Year-to-date 2010 cost of sales as a percentage of revenue increased by 330 basis points compared to the same period in 2009. The Q3 2010 deterioration was almost entirely due to lower fixed cost absorption related to lower volume and warranty and inventory charges of $2, partially offset by benefits from cost reduction efforts, lower commodity costs of approximately $3 and lower variable compensation of $1. The year-to-date 2010 deterioration was almost entirely due to lower fixed cost absorption related to lower volume, partially offset by benefits from cost reduction efforts, lower commodity costs of approximately $6 and lower variable compensation of $3.

Operating expenses decreased by $9.7 in Q3 2010 compared to Q3 2009. The decrease was primarily due to benefits from prior restructuring activities and other cost reduction efforts and lower variable compensation expense of $1, partially offset by unfavorable currency translation effects of approximately $3.

Operating expenses decreased by $43.5 year-to-date in 2010 compared to the same period in 2009. The decrease included approximately $10 related to favorable currency translation effects. Benefits from prior restructuring activities and other cost reduction efforts and a reduction in variable compensation expense of $8 also contributed to the decrease in operating expenses. Year-to-date 2010 operating expenses increased as a percent of revenue due to reduced volume leverage.

Restructuring costs of $3.1 incurred in Q3 2010 primarily consisted of employee termination costs related to workforce reductions in Europe and consolidation of manufacturing in Asia. Restructuring costs of $12.3 year-to-date in 2010 primarily consisted of employee termination costs related to workforce reductions, mainly in Europe.

Other

	Three Months Ended				Nine Months Ended
	November 27,		November 28,		November 27,		November 28,
Statement of Operations Data — Other	2009		2008		2009		2008
Revenue	$109.4	100.0%	$132.2	100.0%	$317.0	100.0%	$413.4	100.0%
Cost of sales	77.5	70.9	89.2	67.5	222.8	70.3	273.4	66.1
Restructuring costs	0.8	0.7	1.9	1.4	2.9	0.9	7.9	1.9

Gross profit	31.1	28.4	41.1	31.1	91.3	28.8	132.1	32.0
Operating expenses	30.8	28.1	43.5	32.9	99.7	31.5	136.8	33.1
Restructuring costs	0.3	0.3	0.7	0.5	2.4	0.7	1.2	0.3

Operating income (loss)	$—	—%	$(3.1)	(2.3)%	$(10.8)	(3.4)%	$(5.9)	(1.4)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported break-even operating income in Q3 2010 compared to an operating loss of $3.1 in Q3 2009, and an operating loss of $10.8 year-to-date in 2010 compared to an operating loss of $5.9 in the same period in 2009. The Q3 2010 improvement in operating income was driven by benefits from prior restructuring activities and other cost reduction efforts which more than offset the volume decline. Q3 2010 was also favorably impacted by reductions in variable compensation expense and temporary reductions in employee salaries and retirement benefits. The year-to-date 2010 decline was the result of lower revenue, partially offset by benefits from prior restructuring activities and other cost reduction efforts, lower variable compensation expense, temporary reductions in employee salaries and retirement benefits and lower restructuring costs.

We are still experiencing some disruption associated with the consolidation of manufacturing activities in the Coalesse Group. In addition, PolyVision recently finalized the exit of the final portion of the public-bid contractor whiteboard fabrication business in North America and is in the process of closing another small break-even business. Thus, we believe additional benefits may accrue over the next few quarters.

Q3 2010 revenue decreased by $22.8 or 17.2% compared to Q3 2009 and year-to-date 2010 revenue decreased $96.4 or 23.3% compared to the same period in 2009. In Q3 2010, the Coalesse Group experienced a 23% decline, while IDEO and PolyVision posted much lower revenue declines of 15% and 6%, respectively. The Coalesse Group declined 30% year-to-date in 2010 compared to the same period in 2009, while IDEO and PolyVision revenue declines were only 16% and 17%, respectively.

Cost of sales as a percent of revenue increased by 340 basis points in Q3 2010 compared to Q3 2009 and 420 basis points year-to-date in 2010 compared to the same period in 2009 primarily as a result of lower fixed cost absorption related to lower volume. The negative volume effect was partially offset by benefits from prior restructuring activities and other cost reduction efforts and lower commodity costs, as well as benefits from the exit of the final portion of the PolyVision public-bid contractor whiteboard fabrication business in North America.

Operating expenses were 28.1% of revenue in Q3 2010 compared to 32.9% of revenue in Q3 2009. Year-to-date 2010 operating expenses were 31.5% of revenue compared to 33.1% of year-to-date 2009 revenue. Q3 2010 and year-to-date 2010 operating expenses decreased in absolute dollars compared to the same periods in 2009 primarily due to benefits from prior restructuring activities and other cost reduction efforts, reductions in variable compensation expense, lower sales commissions and temporary reductions in employee salaries and retirement benefits.

Corporate

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
Statement of Operations Data — Corporate	2009	2008	2009	2008
Operating expenses	$3.8	$4.5	$13.7	$18.6

Approximately 85% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include executive and portions of shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. Operating expenses decreased in Q3 2010 and year-to-date 2010 due to benefits from prior restructuring activities and other cost reduction efforts and lower variable compensation expense.

Liquidity and Capital Resources

As a result of a decline in the level of business activity since 2009, we believe we currently need approximately $40 to $50 of cash and cash equivalents to fund the day-to-day operations of our business. Our current target is to maintain a minimum of $100 of additional cash and cash equivalents and short-term investments as available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and cash equivalents and short-term investment balances will fluctuate from quarter to quarter as a result of business performance and as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of November 27, 2009, we held a total of $183.5 in cash and cash equivalents and short-term investments.

The following table summarizes our statements of cash flows for the nine months ended November 27, 2009 and November 28, 2008:

	Nine Months Ended
	November 27,	November 28,
Cash Flow Data	2009	2008
Net cash provided by (used in):
Operating activities	$(19.2)	$111.7
Investing activities	(7.0)	(35.2)
Financing activities	19.2	(120.0)
Effect of exchange rate changes on cash and cash equivalents	3.5	(7.0)

Net decrease in cash and cash equivalents	(3.5)	(50.5)
Cash and cash equivalents, beginning of period	117.6	213.9

Cash and cash equivalents, end of period	$114.1	$163.4

During year-to-date 2010, cash and cash equivalents decreased by $3.5 to a balance of $114.1 as of November 27, 2009. Approximately 67% of cash and cash equivalents as of November 27, 2009 were denominated in U.S. dollars. These funds, in addition to short-term investments, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity and capital needs.

We have short-term investments of $69.4 as of November 27, 2009 primarily maintained in a managed investment portfolio which consists principally of short-term U.S. Treasury securities, U.S. Government agency securities and high grade U.S. corporate bonds.

We also have investments in auction rate securities (“ARS”), with a par value of $26.5 and an estimated fair value of $17.6 as of November 27, 2009, and four securities issued in exchange for a Canadian asset-backed commercial paper (“ABCP”) investment, with a par value of $4.8 (Canadian $5.0) and an estimated fair value of $3.9 as of November 27, 2009. These securities are considered long-term investments and are included in Other assets on the Condensed Consolidated Balance Sheets due to the current lack of liquid markets for ARS and the Canadian ABCP restructuring notes. We intend to hold these investments until the markets recover and do not anticipate the need to sell these investments in order to operate our business or fund our growth initiatives.

Cash provided by (used in) operating activities

	Nine Months Ended
	November 27,	November 28,
Cash Flow Data — Operating Activities	2009	2008
Net income	$—	$54.0
Depreciation and amortization	55.6	67.5
Changes in cash surrender value of COLI	(35.5)	26.5
Changes in accounts receivable, net, inventories and accounts payable	32.7	(20.3)
Changes in other operating assets and liabilities	(69.1)	(31.8)
Other, net	(2.9)	15.8

Net cash provided by (used in) operating activities	$(19.2)	$111.7

The cash used in operating activities in 2010 was primarily due to a significant decline in net income largely driven by the recent effects of deteriorating global economic conditions and the related impacts on business capital spending and our revenue. The associated cash generated from reductions in working capital was offset by Q1 2010 payments of variable compensation and annual funding of retirement contributions related to prior years.

Cash used in investing activities

	Nine Months Ended
	November 27,	November 28,
Cash Flow Data — Investing Activities	2009	2008
Capital expenditures	$(26.5)	$(66.2)
Net liquidations (purchases) of short-term investments	11.0	(1.3)
Proceeds from disposal of fixed assets	6.4	4.8
Business divestitures	—	15.8
Other, net	2.1	11.7

Net cash used in investing activities	$(7.0)	$(35.2)

Capital expenditures in 2010 primarily relate to investments in product development in North America and International. We continue to closely manage capital spending to ensure we are making the best investments to sustain our business and to preserve our ability to introduce innovative new products. Capital expenditures in 2009 included $13.2 for payments related to a replacement corporate aircraft.

In Q1 2010, in connection with the delivery of the replacement corporate aircraft, we traded in an existing aircraft to the manufacturer. The trade-in value of $18.5 was partially used as credit for the final installment of $13.5 related to the replacement corporate aircraft and for a deposit of $1.0 related to an additional replacement aircraft currently scheduled for delivery in Q3 2012. Our corporate aircraft are used primarily to transport our customers to our corporate showroom and design center in Grand Rapids, Michigan. Accordingly, we believe they are an integral part of our sales process.

In 2009, business divestitures related to the sale of a non-core business in our North America segment in Q2.

Cash provided by (used in) financing activities

	Nine Months Ended
	November 27,	November 28,
Cash Flow Data — Financing Activities	2009	2008
Borrowings of long-term debt	$47.0	$—
Dividends paid	(21.5)	(60.7)
Common stock repurchases	(4.3)	(59.0)
Other, net	(2.0)	(0.3)

Net cash provided by (used in) financing activities	$19.2	$(120.0)

In Q2 2010 we completed a $47.0 financing of our corporate aircraft to further enhance our liquidity position.

We paid dividends of $0.04 per common share during Q3 2010 and Q2 2010, $0.08 per common share during Q1 2010 and Q4 2009 and $0.15 per common share during the first three quarters of 2009. On December 17, 2009, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q4 2010.

During Q1 2010, we repurchased 1.0 million shares of common stock for $4.3. As of the end of Q3 2010, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During the first three quarters of 2010, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

There were no other material changes to our contractual obligations during the first three quarters of 2010.

Liquidity Facilities

Our total liquidity facilities as of November 27, 2009 consisted of:

Liquidity Facilities	Amount
Global committed bank facility (as amended)	$125.0
Various uncommitted lines	76.9

Total credit lines available	201.9
Less:
Borrowings outstanding	5.5
Standby letters of credit	18.1

Available capacity (subject to covenant constraints)	$178.3

The various uncommitted lines may be changed or cancelled by the banks at any time.

On September 21, 2009, we amended our former $200 global committed bank facility, scheduled to mature in Q2 2011. The amendment reduced the facility to $125, deferred the calculation of the maximum leverage ratio for Q2 2010 for purposes of determining compliance with the leverage ratio covenant until November 16, 2009 and required that revolving loans made from the date of the amendment through November 16, 2009 shall be Floating Rate Loans and may not be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each was defined in the credit agreement). On November 13, 2009, we amended our former credit facility again to further defer the calculation of the maximum leverage ratio for Q2 2010 and extend the requirement that revolving loans shall be Floating Rate Loans and may not be Eurocurrency Rate Loans or Eurocurrency Rate Advances (as each was defined in the credit agreement) until December 18, 2009.

On December 16, 2009, we entered into a $125 global committed, syndicated credit facility (“New Facility”). The New Facility has a three-year term and replaces our previous global committed credit facility that was scheduled to expire in Q2 2011. At our option, and subject to certain conditions, we may increase the aggregate commitment under the New Facility by up to $75 by obtaining at least one commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. There are no borrowings outstanding under the New Facility, although $15 of capacity is currently utilized through an issued letter of credit.

We can use borrowings under the New Facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the New Facility is based on one of the following two options, as selected by us:

•	The Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months, or

•	For Floating Rate Loans (as defined in the credit agreement), the highest of the prime rate, the Federal funds effective rate plus 0.5% and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

The New Facility requires us to satisfy two financial covenants:

•	A maximum leverage ratio covenant, which is measured by the ratio of Indebtedness (as defined in the credit agreement), minus the amount, if any, of Liquidity (as defined in the credit agreement) in excess of $25, to trailing four quarter Adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3:1.

•	A minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter Adjusted EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be no less than 3.5:1.

The New Facility modified the terms of the financial covenants from our prior facility to provide us greater access to borrowings during economic downturns. As of November 27, 2009, we were in compliance with all covenants under our former credit facility. As of December 16, 2009, we were in compliance with all covenants under the New Facility.

The New Facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity (as defined in the credit agreement) and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement.

Total consolidated debt as of November 27, 2009 was $302.3. Our debt primarily consists of $249.7 in term notes due in Q2 2012 with an effective interest rate of 6.3% and a $46.0 loan at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes contain no financial covenants. The $46.0 loan requires fixed monthly principal payments of $0.2 with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

Liquidity Outlook

The current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs.

The deterioration in the global economy has adversely impacted our revenue and operating profitability. Accordingly, we have initiated a variety of actions to improve our operating efficiencies and to conserve cash and maintain liquidity.

•	We have substantially completed all previously announced restructuring activities to consolidate manufacturing facilities and reduce our global workforce and other operating costs.

•	We implemented a temporary reduction in employee salaries for 2010, and we do not intend to make any contributions to the Steelcase Inc. Retirement Plan for 2010.

•	We have reduced the cash dividend on our common stock and the level of share repurchases.

•	We expect to reduce our level of capital expenditures in 2010 to approximately $40, as compared to $83.0 for 2009, which included $13.2 of progress payments associated with a replacement corporate aircraft.

•	We replaced our global credit facility on December 16, 2009 under modified terms that provide us greater access to borrowings during economic downturns.

Our long-term debt rating is BBB with a negative outlook from Standard & Poor’s Ratings Services and Ba1 with a negative outlook from Moody’s Investors Service.

Critical Accounting Estimates

There have been no changes in the items that we have identified as critical accounting estimates during the first three quarters of 2010.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 27, 2009 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2009. The principal market risks to which we are exposed include foreign exchange risk, interest rate risk and fixed income and equity price risk.

Foreign Exchange Risk

During the first three quarters of 2010, no material change in foreign exchange risk occurred.

Interest Rate Risk

During the first three quarters of 2010, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During the first three quarters of 2010, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 27, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 27, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2010:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
8/29/09 — 10/2/09	—		—	—	$210.8
10/3/09 — 10/30/09	2,440		$5.74	—	210.8
10/31/09 — 11/27/09	—		—	—	210.8

Total	2,440	(2)		—

(1)	Dollar amounts are shown in millions. In Q4 2008, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 million of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: January 5, 2010

Exhibit Index

Exhibit
No.	Description
4.1	Amendment No. 3 to Credit Agreement, dated as of November 13, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders(1)
10.1	Credit Agreement, dated as of December 16, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; Fifth Third Bank, as Documentation Agent; and certain other lenders(2)
10.2	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan
10.3	Amendment dated December 16, 2009 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 4.1 to the Company’s Form 8-K, as filed with the Commission on November 16, 2009 and incorporated herein by reference.

(2)	Filed as exhibit 10.01 to the Company’s Form 8-K, as filed with the Commission on December 17, 2009 and incorporated herein by reference.