Form 10-K
period 2010-02-26
STEELCASE INC
filed 2010-04-26
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 28, 2009 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $467 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 23, 2010, 83,899,442 shares of the registrant’s Class A Common Stock and 49,075,054 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, to be held on June 24, 2010, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K

YEAR ENDED FEBRUARY 26, 2010

PART I

Item 1.	Business:

The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its subsidiaries in which a controlling interest is maintained. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Our Business

Steelcase is the global leader in furnishing the work experience in office environments. We aspire to create great experiences, wherever work happens. We provide products and services founded in a research methodology that generates insights about how people work and how spaces can help create great experiences. We offer a comprehensive portfolio of products and services for the workplace, inspired by insights gained serving the world’s leading organizations for nearly 100 years.

We design for a wide variety of customer needs through our three core brands: Steelcase, Turnstone and Coalesse. The primary focus of these brands is the office furniture segment, but we also extend our capabilities to serve needs in areas such as healthcare, education and distributed work. Our strategy is to grow by leveraging our deep understanding of the patterns of work, workers and workplaces to offer solutions to help our existing customers migrate to new ways of working, and to grow our business into new customer markets and new geographies.

Insights are core to everything we do. We study the ways people work, and we collaborate with a global network of research partners including leading universities, research institutes and corporations. We seek to understand and recognize emerging social, spatial and informational patterns and create products and solutions that solve for the intersection of all three. By focusing our insights on the overlap of these elements, we can create products and solutions that enable better social interactions, enhance collaboration, and facilitate greater information sharing. This approach is the lens through which we filter opportunities for development.

We create value by translating our insights into products, solutions and experiences that solve our customers’ critical business issues at competitive prices. Our insights are translated into products, solutions and experiences through thoughtful design, which we define as being smart, desirable and viable. When we understand something new about the way people work and address that insight with a product, it’s smart. When we create experiences or objects that are considered refined and highly relevant, they are desirable. And when we do this with fewer, more understandable elements, it’s viable. We incorporate sustainability in our approach to design, manufacturing, delivery and product life cycle, and we consider the impact of our work on the environment. At Steelcase our approach to sustainability is holistic, scientific, measureable and long-term in focus.

We offer our products and services to customers around the globe, and we have significant sales, manufacturing and administrative operations in North America, Europe and Asia. We market our products and services primarily through a highly networked group of independent and company-owned dealers, and we also sell directly to end-use customers. We extend our reach with a presence in retail and web-based channels.

Founded in 1912, Steelcase became a publicly-traded company in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS.” Headquartered in Grand Rapids, Michigan,

U.S.A., Steelcase is a global company with approximately 11,000 employees and 2010 revenue of approximately $2.3 billion.

Our Offerings

Our brands provide an integrated portfolio of furniture systems and seating, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based and freestanding furniture systems and complementary products such as storage, tables and ergonomic worktools. Our seating products include chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration with interactive whiteboards and web-based communication tools. Our interior architectural products include full and partial height walls and doors. We also offer services designed to enhance people performance and reduce costs. Among these services are workplace strategy consulting, product design and innovation services through IDEO, lease origination services, and furniture and asset management.

Steelcase—Insight-led performance

The Steelcase brand takes our insights and delivers high performance, sustainable work environments and strives to be a trusted partner. Being a trusted partner means understanding and helping our customers and partners who truly seek to elevate their performance. The Steelcase brand’s core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are often large with complex needs and who have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using platforms—from product components to common processes—wherever possible.

Steelcase sub-brands include:

•	Nurture by Steelcase, which is focused on healthcare environments that can help make patients, caregivers and partners in care more comfortable, efficient and conducive to healthcare delivery. Nurture brings a holistic viewpoint to healthcare environments and works with doctors, nurses and other healthcare professionals to develop valuable insights into environments that promote healing.

•	Details, which researches, designs and markets worktools and furniture that provide healthy and productive connections between people, their technology, their workplaces and their work.

Turnstone—Insight-led simplicity

Turnstone is focused on making it easy and compelling for emerging companies to create great working spaces. Today, emerging companies do not have easy access to solutions that will help them work more effectively. These companies are faced with many of the same complex problems as larger established companies—but without the professional help. Turnstone strives to provide simple solutions for the complex social, spatial and informational problems of emerging companies through thoughtful products and solutions, convenient access and a great experience.

Coalesse—Insight-led inspiration

Coalesse is founded on the belief that the boundaries between work and life have blurred and seeks to design solutions that support meaningful experiences and create inspiring spaces. Coalesse offers products that knit together the rich design histories of our Brayton, Metro and Vecta brands. Coalesse collaborates with some of the world’s best design talent to create inspired solutions that challenge generic approaches to home and office environments. Coalesse’s clients desire premium performance and versatility in furnishings that can be applied in a home workplace as elegantly as a professional office environment.

Designtex, which is a sub-brand of Coalesse, is a design, marketing, sales and distribution business focused on providing insight-led environment enhancement. Designtex products are premium surface materials designed to enhance seating, walls, work stations, floors and ceilings, and can provide privacy, way-finding, motivation, communications and artistic expression.

PolyVision

PolyVision’s focus is to understand the needs of K-12 teachers and students and to develop tools that bring learning to life in an effort to provide a better learning experience for students globally. PolyVision provides a comprehensive offering of visual communication solutions, including static and interactive electronic whiteboards.

Reportable Segments

We operate on a worldwide basis within our North America and International reportable segments plus an “Other” category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the consolidated financial statements.

North America Segment

Our North America segment serves customers in the United States (“U.S.”) and Canada. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Turnstone, Details and Nurture by Steelcase brands.

We serve North America customers mainly through approximately 230 independent and company-owned dealers and we also sell directly to end-use customers. Our end-use customers are distributed across a broad range of industries and vertical markets including healthcare, government, financial services, higher education and technology, but no industry or vertical market individually represented more than 14% of the North America segment revenue in 2010. The healthcare, government and higher education vertical markets collectively represented approximately 38% of 2010 North America revenue. These vertical markets experienced lower declines in 2010 than other vertical markets. In addition, the revenue decline in the financial services vertical market was lower than average in 2010, as this vertical market entered the downturn earlier than other markets and experienced a significant decline in 2009.

Each of our dealers maintains its own sales force, which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in North America accounted for approximately 6% of the segment’s revenue in 2010 and the five largest independent dealers collectively accounted for approximately 16% of the segment’s revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. From time to time, we extend financial support to our dealers. The type of involvement varies, but it most often takes the form of asset-backed lending or term notes to facilitate the transition of a dealership to owners suitable to us. Depending on the situation, accounting rules may require us to consolidate a dealer for a period of time when we extend such financing.

In 2010, the North America segment recorded revenue of $1,237.4, or 54.0% of our consolidated revenue, and as of the end of the year had approximately 6,000 employees, of which approximately 3,800 related to manufacturing.

The North America office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Together with Steelcase, these companies represent more than one-half of the U.S. office furniture industry by revenue.

International Segment

Our International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions. The international office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In many cases, these competitors focus on specific product categories. Our largest presence is in Western Europe, where we have the leading market share in Germany, France and Spain. In 2010, approximately 70% of International revenue was from Western Europe. The remaining revenue was from Northern, Central, Eastern and Southern Europe, Latin America, Asia Pacific, the Middle East and Africa. No individual country represents more than 8% of our consolidated revenue.

We serve International customers through approximately 440 independent and company-owned dealers. In certain geographic markets, we sell directly to end-use customers. No single independent dealer in the International segment accounted for more than 3% of the segment’s revenue in 2010. The five largest independent dealers collectively accounted for approximately 8% of the segment’s revenue.

In 2010, our International segment recorded revenue of $641.6, or 28.0% of our consolidated revenue, and as of the end of the year had approximately 3,300 employees, of which approximately 2,000 related to manufacturing.

Other Category

The Other category includes the Coalesse Group, PolyVision and IDEO.

The Coalesse Group is comprised of the Coalesse and Designtex brands. Coalesse serves the markets of executive office, conference, lounge, teaming environments and residential live/work solutions utilizing a commissioned sales force with revenue primarily generated through our North America dealer network. Designtex primarily sells products specified by architects and designers directly to end-use customers through a direct sales force.

PolyVision designs and manufactures visual communication products, such as static and interactive electronic whiteboards, including a family of interactive electronic whiteboards called çno launched in 2010. PolyVision also manufactures steel and ceramic surfaces for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. In 2010, PolyVision exited the final portion of the public bid contractor whiteboard fabrication business in the U.S. PolyVision previously manufactured and sold corporate whiteboard and certain other corporate technology products which were transferred to the Steelcase brand in the North America segment during 2009. PolyVision’s sales of visual communication products are primarily through audio-visual resellers and our North America dealer network.

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

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement allows us to retain a minimum 20% equity interest in IDEO, and we expect to continue our collaborative relationship with IDEO during and after this ownership transition. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement began in 2010 and allows IDEO management to purchase an additional 60% equity interest to be completed by the end of 2012. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase.

In 2010, the Other category accounted for $412.7, or 18.0% of our total revenue, and as of the end of the year had approximately 1,700 employees, of which approximately 700 related to manufacturing.

Corporate Expenses

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2010 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate.

Joint Ventures and Other Equity Investments

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. As of February 26, 2010, our investment in these unconsolidated joint ventures and other equity investments was $24.3. Our portion of the income or loss from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Operations.

Customer and Dealer Concentrations

Our largest direct-sale customer accounted for 0.4% of our consolidated revenue in 2010, and our five largest direct-sale customers collectively accounted for 1.6% of our consolidated revenue. However, these percentages do not include revenue from various government agencies. In aggregate, entities purchasing under our U.S. General Services Administration contract collectively accounted for approximately 4% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.

No single independent dealer accounted for more than 4% of our consolidated revenue in 2010. The five largest independent dealers collectively accounted for approximately 10% of our consolidated revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

Working Capital

Our accounts receivable are from our dealers and direct-sale customers. Payment terms vary by country and region. The terms of our North America segment, and certain markets within the International segment, encourage prompt payment from dealers by offering an early settlement discount. Other international markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.

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

We have evolved our manufacturing and supply chain systems significantly over the past several years by implementing lean manufacturing principles. In particular, we have focused on implementing continuous one-piece flow, platforming our processes and product offerings, and developing a global network of integrated suppliers. Any operation which cannot be part of one-piece flow may be evaluated to see whether outside partners would offer better levels of service, quality and cost. Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.

This approach has reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space, while at the same time, allowing us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to further reduce excess capacity and redundancy while remaining focused on our growth strategies. In 2010, we completed a series of actions to consolidate our manufacturing facilities globally. In 2011, we have initiated a formal procedure of discussions with local work councils regarding a project to reorganize our European manufacturing operations.

In addition to our ongoing focus on enhancing the efficiency of our manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on raw material and component cost savings available through lower cost suppliers around the globe. This global view of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times through improvements from all levels throughout the supply chain.

Our physical distribution system utilizes dedicated fleet, commercial transport and company-owned delivery services. Over the past several years, we have implemented a network of regional distribution centers to reduce freight costs and improve service to our dealers and customers. Some of these distribution centers are located within our manufacturing facilities, and we have engaged third party logistics providers to operate most of these regional distribution centers.

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

Research, Design and Development

Our extensive global research—a combination of user observations, feedback sessions and sophisticated analysis—has helped us develop social, spatial and informational insights into work effectiveness. We maintain collaborative relationships with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.

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

Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Designers then work closely with engineers and suppliers to co-develop products and processes that incorporate innovative user features with efficient manufacturing practices. Products are tested for performance, quality and compliance with applicable standards and regulations.

Exclusive of royalty payments, we invested $33.0, $50.0 and $60.9 in research, design and development activities in 2010, 2009 and 2008, respectively. In 2010, research, design and development spending was down due to benefits from cost reduction efforts, lower variable compensation expense and temporary reductions in employee salaries and retirement benefits. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research, design and development costs since they are variable, based on product sales.

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Turnstone,” “Coalesse,” “IDEO,” “PolyVision,” “Designtex,” “Details” and “Nurture by Steelcase” trademarks.

We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries. We also selectively license our intellectual property to third parties as a revenue source.

Employees

As of February 26, 2010, we had approximately 11,000 employees, including 5,200 hourly employees and 5,800 salaried employees. Additionally, we had approximately 400 temporary workers who primarily work in manufacturing. Approximately 130 employees in the U.S. are covered by collective bargaining agreements. Internationally, approximately 1,100 employees are represented by workers’ councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.

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

Under certain Environmental Laws, we could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. We are a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, the total estimated cleanup costs and other financially viable potentially responsible parties, we do not believe the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; and other factors increasing the cost of remediation or the loss of other potentially responsible parties that are financially capable of contributing toward cleanup costs.

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

We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles, Code of Ethics, Code of Business Conduct and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Steelcase Inc., Investor Relations, GH-3C, PO Box 1967, Grand Rapids, Michigan 49501-1967.

We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

Item 1A.	Risk Factors:

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know about currently, or that we currently believe are less significant, may also adversely affect our business, operating results, cash flows and financial condition. If any of these risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

Our industry is influenced significantly by cyclical macroeconomic factors.

Our revenues come predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. During the past ten years, the U.S. office furniture industry has gone through two major downturns, with consumption declining by more than 30% from calendar year 2000 to 2003 and again from 2007 to 2009, according to the Business and Institutional Furniture Manufacturer’s Association. During these downturns, our profitability has been significantly reduced. If the magnitude and frequency of cyclical downturns continues and we are not successful in adapting our business model, our profitability could be further impacted in the future.

The current global recession may have a prolonged adverse effect on our business.

Our revenues have declined significantly since the beginning of the current global recession, from $3.4 billion in 2008 to $2.3 billion in 2010. This decline has had a negative effect on our profitability, as well as the profitability of our dealers. Historically, the office furniture industry has lagged in recovery from an overall economic recovery by two to three quarters; however, due to the global financial crisis underlying this recession, it is possible that business capital spending and employment growth, coming out of this downturn, may be slower than typical, which would extend the recovery timeline for our industry and our company. If the recovery from this recession is prolonged, our results of operations will continue to be negatively impacted. In such circumstances, we may take further action to restructure our business, which would result in additional restructuring costs, and we may delay progress on our growth initiatives. In addition, the profitability and liquidity of our dealers, suppliers and customers could continue to be negatively impacted, which may result in increased provisions for credit losses, manufacturing delays and lower demand for our products.

Failure to respond to workplace trends may adversely affect our revenue and profits.

Changes in technology and the nature and location of work can have a significant impact on the demand for office furniture, the types of products purchased and the geographic location of the demand. For example, in recent years, workplace trends, driven largely by technology and the mobility of workers, have included a reduction in the amount of office floor space allocated per employee, a reduction in size and price of a typical workstation and an increase in telecommuting and work space hoteling. If we are unsuccessful in developing and offering products which respond to changes in the workplace, or if we fail to adapt our business to the geographic changes in where work is performed, our revenue and profits may be adversely affected.

We may not be able to successfully implement and manage our growth strategies.

We believe our future success depends on our ability to successfully implement and manage growth strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our strategies include:

•	protecting and expanding our success in existing markets, by migrating existing customers to newer products and attracting new customers,

•	continuing our expansion into adjacent markets such as the mid-market segment (smaller white collar worker firms), healthcare clinical spaces and classrooms and in-between spaces in the education market,

•	growing our market share in emerging markets such as China, India and the Middle East,

•	investing in acquisitions and new business ventures, and

•	developing new alliances and additional channels of distribution.

If we do not implement our strategies successfully, or if our strategies are not sufficient to diversify and expand our revenue stream, our revenues and results of operations may be adversely affected.

Our continuing efforts to restructure our business will result in additional restructuring costs and may result in customer disruption.

Over the past decade, we have implemented significant restructuring actions at an aggregate cost of more than $300. The focus of these actions has been on reinventing our industrial system through implementation of lean manufacturing principles, manufacturing facility consolidation and simplifying our product portfolio, and on reducing our operating expenses through white collar workforce reductions, applying lean-in-the-office principles, reinventing work processes and opening shared services centers in Malaysia and Mexico. Since 2000, we have reduced our manufacturing footprint (measured in square footage) globally by more than 50%, and our total number of employees globally has declined from 20,900 to 11,000. We continue to evolve and optimize our business model to be flexible and agile in meeting changing demand, and additional restructuring actions may be necessary as we continue to evolve our cost structure.

The success of our restructuring initiatives is dependent on several factors, including our ability to manage these actions without disrupting existing customer commitments. Further, these actions may not be accomplished as quickly or effectively as anticipated and may distract management from other activities, and we may not realize the benefits of our restructuring activities, either of which would have a negative impact on our results of operations.

Our investments in company-owned life insurance may continue to have a material effect on our earnings.

We have invested in company-owned life insurance policies as a long-term funding source for certain employee post-retirement medical benefit, deferred compensation and supplemental retirement plan obligations. As of February 26, 2010, the cash surrender value of these investments was $209.6 on our Consolidated Balance Sheet. A portion of these policies are variable life insurance policies which are invested, at our direction, in equity and fixed income investments. As a result, the cash surrender values of these policies can increase or decline significantly based on volatility in the capital markets, which in turn can have a significant impact on our results of operations. During 2009, declines in the investments within our variable life insurance policies resulted in a non-tax deductible loss of $(42.1), and during 2010, we recorded non-taxable income of $33.3 from these policies.

Our global presence subjects us to risks that may negatively affect our profitability and financial condition.

We have manufacturing facilities and sales, administrative and shared services offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our global presence is subject to risks that may limit our ability to design, develop, manufacture, or sell products in particular countries, which in turn could have an adverse effect on our results of operations and financial condition, including:

•	political, social and economic instability,

•	intellectual property protection challenges,

•	differing employment practices and labor issues,

•	local business and cultural factors that differ from our global business standards and practices,

•	regulatory requirements and prohibitions that differ between jurisdictions, including regulations governing trade between countries,

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations and restrictions on our ability to repatriate earnings,

•	natural disasters, security concerns, including crime, political instability, terrorist activity, armed conflict and civil or military unrest and global health issues, and

•	fluctuations in the rate of currency exchange and currency controls.

We may be adversely affected by changes in raw material and commodity costs.

We procure raw materials from a significant number of sources globally. These raw materials are not rare or unique to our industry. The cost of petroleum-based products, steel, wood, particleboard, aluminum, copper and other commodities, such as fuel and energy, has fluctuated significantly in recent years due to changes in global supply and demand. These changes can also lead to supply interruptions. Our gross margins could be affected if these types of costs continue to fluctuate. In the short term, rapid changes in raw material costs can be very difficult to offset with price increases because of contractual agreements we have entered into with our customers and are difficult to find effective financial instruments to hedge against. Also, if we are not successful in passing along higher raw material costs to our customers, because of competitive pressures, our profitability could be negatively impacted.

Disruptions to the supply of raw materials, component parts and labor in our manufacturing operations could adversely affect our supply chain management.

We are reliant on the timely flow of raw materials and components from third party suppliers and labor in our own manufacturing operations. The flow of such materials and components may be affected by:

•	fluctuations in the availability and quality of the raw materials,

•	disruptions caused by labor activities,

•	the financial solvency of our suppliers, and

•	damage and loss or disruption of production from accidents, natural disasters and other causes.

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

We rely largely on a network of over 650 independent and company-owned dealers to market, deliver and install our products to customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers. We have relatively low turnover of dealers in a typical year.

From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business. However, disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership which would reduce the risk of disruption but increase our financial exposure. Establishing new dealers in a market can take considerable time and resources.

A portion of our distribution network is company-owned because of the need for us to make financial investments in dealerships in order to preserve our market share and profitability in the affected regions. In certain markets, with certain customers and, to a limited extent, in the retail sales segment, we have adopted a direct model of distribution through which we establish company-owned sales and service capabilities. Our direct-sale and owned-dealer models sell non-Steelcase products where product gaps exist. If we are not able to effectively manage these businesses, they could have a negative effect on our operating results.

We may be adversely impacted by product defects.

Product defects can occur within our own product development and manufacturing processes or through our increasing reliance on third parties for product development, manufacturing and testing activities. We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs, which can have an adverse impact on our results of operations. In addition, the reputation of our brands may be diminished by product defects and recalls.

We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, but our actual warranty costs may exceed our reserve,

resulting in a need to increase our accruals for warranty charges. We purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.

We may be required to record impairment charges related to goodwill and indefinite-lived intangible assets which would adversely affect our results of operations.

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our profitability. During 2008 and 2009, we recorded goodwill and intangible asset impairments of $21.1 and 65.2, respectively. No goodwill or intangible asset impairments were recorded in 2010.

We test goodwill for impairment by first comparing the carrying value of net assets to the estimated fair value of the reporting unit. We estimate the fair values of the reporting units primarily using discounted cash flows. Forecasts of future cash flows are based on our best estimate of various factors. In addition, estimates of fair value are impacted by estimates of the weighted average costs of capital. Changes in these forecasts and estimates could significantly change the amount of impairment recorded, if any.

Our cost of borrowing may increase which could adversely affect our business, results of operations and financial condition.

Our cost of borrowing and ability to access the capital markets are affected by market conditions and credit ratings assigned to our long-term debt by the major credit rating agencies. These ratings are based, in significant part, on our financial performance as measured by credit metrics such as interest coverage and leverage ratios, as well our business risk profile, which captures factors such as brand strength, scale and diversification of revenues. As of February 26, 2010, our long-term debt ratings are BBB- on CreditWatch from Standard & Poor’s and Ba1 with a negative outlook from Moody’s Investor Service.

Although our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable needs, a prolonged or further decline in demand could impact our financial performance and associated credit metrics which could lead to downgrades of our credit ratings. Any such downgrade may increase our cost of borrowing or limit our access to the capital markets, either of which could have an adverse impact on our business, results of operations and financial condition. A ratings downgrade could also cause us to contemplate changes in our liquidity position and capital structure, including the amount of cash and cash equivalents and short-term investments or the structure and level of debt that we maintain.

There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.

We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) totaling $55.0 which reside primarily in various non-U.S. jurisdictions and reflect a $34.6 valuation allowance. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction or implement tax, business or other planning strategies to fully utilize the estimated value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

We operate in a highly competitive environment and may not be able to compete successfully.

The office furniture industry is highly competitive, with a number of competitors offering similar categories of product. We compete on a variety of factors, including: brand recognition and reputation, price, lead time, delivery and service, insight from our research, product design and features, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. The competitors that we face, our market share and our competitiveness on the factors stated above can vary significantly by geographic location within the U.S. and internationally. If we do not continue to compete successfully, our business could be adversely affected.

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

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	10	7	3
International	10	8	2
Other	8	4	4

Total	28	19	9

In 2010, we closed a leased manufacturing facility in North America, and we opened two new leased manufacturing facilities, in China and Mexico, which were opened to replace other manufacturing facilities as a part of our actions to consolidate manufacturing and are included in the table above.

Item 3.	Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Reserved:

None.

Supplementary Item.  Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Sara E. Armbruster	39	Vice President, WorkSpace Futures and Corporate Strategy
Mark A. Baker	49	Senior Vice President, Global Operations Officer
James P. Hackett	55	President and Chief Executive Officer, Director
Nancy W. Hickey	58	Senior Vice President, Chief Administrative Officer
James P. Keane	50	President, Steelcase Group
Frank H. Merlotti, Jr.	59	President, Coalesse
James G. Mitchell	60	President, Steelcase International
Mark T. Mossing	52	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	48	Vice President, Chief Legal Officer and Secretary
David C. Sylvester	45	Vice President, Chief Financial Officer

Sara E. Armbruster has been Vice President, WorkSpace Futures and Corporate Strategy since May 2009. Ms. Armbruster was Vice President, Corporate Strategy from 2007 to May 2009. Prior to joining Steelcase in 2007, Ms. Armbruster was employed by Banta Corporation, a printing and supply chain management services company based in Menasha, Wisconsin, where she led Banta’s strategy and business development functions, serving as Vice President, Business Development from April 2006 to January 2007 and Director, Business Development from March 2003 to April 2006.

Mark A. Baker has been Senior Vice President, Global Operations since September 2004 and has been employed by Steelcase since 1995.

James P. Hackett has been President, Chief Executive Officer and Director since December 1994. Mr. Hackett also serves as a member of the Board of Trustees of the Northwestern Mutual Life Insurance Company and the Board of Directors of Fifth Third Bancorp. Mr. Hackett has been employed by Steelcase since 1981.

Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001 and also served as Secretary on an interim basis from March to July 2007. Ms. Hickey has been employed by Steelcase since 1986.

James P. Keane has been President, Steelcase Group since October 2006. Mr. Keane was Senior Vice President, Chief Financial Officer from 2001 to October 2006 and has been employed by Steelcase since 1997.

Frank H. Merlotti, Jr. has been President, Coalesse since October 2006 (Coalesse was known as the Premium Group from October 2007 to June 2008 and the Design Group from October 2006 to October 2007). Mr. Merlotti has been employed by Steelcase since 2002 and from 2002 to October 2006, he held the position of President, Steelcase North America.

James G. Mitchell has been President, Steelcase International since June 2004 and has been employed by Steelcase since 1993.

Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008 and served as Vice President, Corporate Controller from 1999 to April 2008. Mr. Mossing has been employed by Steelcase since 1993.

Lizbeth S. O’Shaughnessy has been Vice President, Chief Legal Officer and Secretary since July 2007 and was Assistant General Counsel from 2000 to July 2007. From 2005 to July 2007, Ms. O’Shaughnessy also held the position of Assistant Secretary. Ms. O’Shaughnessy has been employed by Steelcase since 1992.

David C. Sylvester has been Vice President, Chief Financial Officer since October 2006 and was Vice President, Global Operations Finance from 2005 to October 2006. Mr. Sylvester has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 13 to the consolidated financial statements for additional information. As of the close of business on April 23, 2010, we had outstanding 132,974,496 shares of common stock with 8,462 shareholders of record. Of these amounts, 83,899,442 shares are Class A Common Stock with 8,355 shareholders of record and 49,075,054 shares are Class B Common Stock with 107 shareholders of record.

Class A Common Stock	First	Second	Third	Fourth
Per Share Price Range	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
High	$5.87	$7.54	$7.68	$7.15
Low	$3.03	$4.63	$4.98	$5.37
Fiscal 2009
High	$14.51	$12.83	$11.91	$6.62
Low	$10.50	$8.92	$5.08	$3.96

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2010 and 2009 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

Our global committed, syndicated credit facility contains a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity (as defined in the credit agreement) and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement. Under this provision, we were permitted to make dividends and/or other equity-related distributions of up to $96 as of February 26, 2010. See Note 11 for additional information.

Total Dividends Paid
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2010	$10.7	$5.4	$5.4	$5.4	$26.9
2009	$20.3	$20.2	$20.2	$10.6	$71.3

Fourth Quarter Share Repurchases

The following table is a summary of share repurchase activity during Q4 2010:

					(d)
				(c)	Approximate
				Total Number of	Dollar Value of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs
11/28/09—1/1/10	1,796		$6.13	—	$210.8
1/2/10—1/29/10	—		—	—	210.8
1/30/10—2/26/10	42,646		$6.58	—	210.8

Total	44,442	(2)		—

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of stock awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	February 26,	February 27,	February 29,	February 23,	February 24,
Financial Highlights	2010	2009	2008 (1)	2007	2006
Operating Results
Revenue	$2,291.7	$3,183.7	$3,420.8	$3,097.4	$2,868.9
Revenue increase (decrease)	(28.0)%	(6.9)%	10.4%	8.0%	9.8%
Income (loss) before income tax expense (benefit)	$(31.1)	$(8.8)	$211.4	$124.6	$76.4
Income (loss) before income tax expense (benefit)—% of revenue	(1.4)%	(0.3)%	6.2%	4.1%	2.7%
Net income (loss)	$(13.6)	$(11.7)	$133.2	$106.9	$48.9
Net income (loss)—% of revenue	(0.6)%	(0.4)%	3.9%	3.5%	1.7%
Supplemental Operating Data:
Restructuring costs	$34.9	$37.9	$(0.4)	$23.7	$38.9
Goodwill and intangible assets impairment charges	$—	$65.2	$21.1	$10.7	$—
COLI income (loss)	$38.7	$(36.6)	$4.1	$15.9	$10.7
Per Share Data
Net income (loss):
Basic	$(0.10)	$(0.09)	$0.93	$0.72	$0.33
Diluted	$(0.10)	$(0.09)	$0.93	$0.71	$0.33
Dividends paid—common stock (2)	$0.20	$0.53	$2.35	$0.45	$0.33
Financial Condition
Working capital	$209.9	$231.8	$251.7	$585.5	$291.9
Total assets	$1,681.9	$1,750.0	$2,124.4	$2,399.4	$2,344.5
Long-term debt	$293.4	$250.8	$250.5	$250.0	$2.2

(1)	The fiscal year ended February 29, 2008 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Includes special cash dividend of $1.75 per share paid in January 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following review of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere within this Report.

Financial Summary

Results of Operations

	Year Ended
Income Statement Data—	February 26,		February 27,		February 29,
Consolidated	2010		2009		2008
Revenue	$2,291.7	100.0%	$3,183.7	100.0%	$3,420.8	100.0%
Cost of sales	1,619.9	70.7	2,236.7	70.3	2,322.6	67.9
Restructuring costs	22.0	0.9	23.9	0.7	(0.4)	—

Gross profit	649.8	28.4	923.1	29.0	1,098.6	32.1
Operating expenses	648.4	28.3	842.9	26.5	874.7	25.6
Goodwill and intangible assets impairment charges	—	—	65.2	2.0	21.1	0.6
Restructuring costs	12.9	0.6	14.0	0.5	—	—

Operating income (loss)	(11.5)	(0.5)	1.0	0.0	202.8	5.9
Other income (expense), net	(19.6)	(0.9)	(9.8)	(0.3)	8.6	0.3

Income (loss) before income tax expense (benefit)	(31.1)	(1.4)	(8.8)	(0.3)	211.4	6.2
Income tax expense (benefit)	(17.5)	(0.8)	2.9	0.1	78.2	2.3

Net income (loss)	$(13.6)	(0.6)%	$(11.7)	(0.4)%	$133.2	3.9%

Overview

2010 compared to 2009

We recorded a net loss of $13.6 in 2010 compared to a net loss of $11.7 in 2009. The year over year comparison is significantly impacted by results from company-owned life insurance (“COLI”), which generated significant income in 2010 compared to significant losses in 2009. 2009 also included $65.2 of goodwill and intangible asset impairment charges. Beyond COLI and prior year impairment charges, the 2010 deterioration was primarily driven by lower volume, which was partially offset by benefits from restructuring activities and other cost reduction efforts, lower commodity costs, lower variable compensation expense and temporary reductions in employee salaries and retirement benefits.

Our revenue decreased $892.0 or 28.0% in 2010 compared to 2009. Current year revenue was negatively impacted by approximately $31 from currency translation effects and $22 of sales related to divestitures compared to 2009. The global economic slowdown and turmoil in the capital markets had the effect of significantly decreasing the demand for office furniture in 2010. 2010 revenue declines were broad-based, significantly affecting almost all of our geographies, vertical markets and product categories. However, percentage declines compared to the prior year moderated in Q4 2010, as we entered this downturn beginning in Q3 2009.

Cost of sales increased to 70.7% of revenue in 2010, a 40 basis point deterioration compared to 2009. The deterioration was driven largely by lower absorption of fixed costs associated with the revenue decline, partially mitigated by benefits from restructuring activities and other cost reduction efforts. The deterioration was also offset by approximately:

•	210 basis points due to lower commodity costs,

•	190 basis points due to an increase in COLI income,

•	80 basis points related to temporary reductions in employee salaries and retirement benefits, and

•	70 basis points related to a reduction in variable compensation expense.

Operating expenses decreased by $194.5 compared to 2009. The decrease was primarily due to benefits from restructuring activities and other cost reduction efforts and the following:

•	an increase in COLI income of $32,

•	a reduction of $27 in variable compensation expense,

•	temporary reductions in employee salaries and retirement benefits of $21,

•	an $8.5 impairment charge in 2009 related to a corporate aircraft classified as held for sale, and

•	favorable currency translation effects of $7.

There were no goodwill and intangible assets impairment charges in 2010. Goodwill and intangible assets impairment charges in 2009 were primarily related to PolyVision, which is included in the Other category. These charges were primarily due to the impact of the substantial decline in our stock price and market capitalization. As part of our annual goodwill impairment testing, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. Through this reconciliation process, we determined the fair value of PolyVision (using a discounted cash flow method) was less than its carrying value, resulting in non-cash impairment charges of $63.0 in Q4 2009.

Operating income decreased by $12.5 in 2010 compared to 2009. The North America segment declined $10.3 due to the reduction in revenue, partially offset by benefits from restructuring and other cost reduction efforts, the increase in cash surrender value of COLI, lower commodity costs, temporary reductions in employee salaries and retirement benefits, lower variable compensation expense and lower restructuring costs. The International segment declined $76.5 primarily due to the decline in revenue as well as higher restructuring costs, partially offset by lower variable compensation expense and lower commodity costs. The Other category increased by $64.7 primarily due to prior year impairment charges at PolyVision. Lower revenue in the Other category was mitigated by reductions in operating expenses and lower restructuring costs. Corporate expenses decreased by $9.6.

We recorded restructuring costs of $34.9 in 2010 compared to $37.9 in 2009. The 2010 charges primarily related to the consolidation of additional manufacturing and distribution facilities and employee termination costs related to the reduction of our global white-collar workforce. See further discussion and detail of these items in the Segment Disclosure analysis below and in Note 19 to the consolidated financial statements.

2009 compared to 2008

We recorded a net loss of $11.7 in 2009 compared to net income of $133.2 in 2008. The 2009 deterioration was driven by a number of factors, including lower volume within our North America segment and Other category, increased impairment charges and restructuring costs, a significant reduction in cash surrender value of COLI, lower interest income and higher commodity cost inflation which exceeded benefits from pricing actions. These factors were partially offset by lower variable compensation expense and benefits from restructuring activities and other cost reduction efforts completed during the year.

Our revenue decreased $237.1 or 6.9% in 2009 compared to 2008. 2009 revenue was negatively impacted by $30.8 of revenue related to net divestitures compared to 2008 and an estimated $45 from an extra week of shipments in the prior year, as our fiscal year 2008 consisted of 53 weeks. The balance of the decline in 2009 revenue was in our North America segment and Other category. The overall global economic slowdown in the last six months of 2009 and factors contributing to the turmoil in the capital markets decreased the demand for office furniture, though revenue in our International segment did not initially deteriorate as quickly as in our North American segment.

Cost of sales increased to 70.3% of revenue in 2009, a 240 basis point deterioration compared to 2008. We estimate that the majority of the deterioration was due to lower fixed cost absorption related to lower volume, which had the effect of increasing cost of sales as a percent of revenue compared to the prior year. Other factors contributing to the increase were a reduction in cash surrender value of COLI, which accounted for approximately 80 basis points of the decline, and higher commodity cost inflation, which exceeded benefits from pricing actions and occurred primarily within our North America segment, impacting consolidated cost of sales by approximately 40 basis points. The deterioration in cost of sales was partially mitigated by lower variable compensation expense, which improved cost of sales by approximately 60 basis points, and benefits from restructuring activities and other cost reduction efforts completed during the year.

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

Goodwill and intangible assets impairment charges were primarily related to PolyVision, which is included in the Other category. These charges in 2009 were primarily due to the impact of the substantial decline in our stock price and market capitalization. As part of our annual goodwill impairment testing, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. Through this reconciliation process, we determined the fair value of PolyVision (using a discounted cash flow method) was less than its carrying value, resulting in non-cash impairment charges of $63.0 in Q4 2009.

Operating income decreased by $201.8 in 2009 compared to 2008. The North America segment declined $100.0 due to the reduction in revenue, the decline in cash surrender value of COLI and increased restructuring costs, partially offset by lower variable compensation expense. The International segment declined $16.0 primarily due to a decline in revenue in Q4 2009 compared to the prior year. The Other category declined $84.7 due to higher impairment charges at PolyVision and a decline in revenue in the Coalesse Group and PolyVision, as well as inefficiencies associated with the consolidation of manufacturing activities in the Coalesse Group.

We recorded restructuring costs of $37.9 in 2009, compared to net restructuring credits of $0.4 in 2008. The 2009 charges primarily related to the consolidation of additional manufacturing and distribution facilities and employee termination costs related to the reduction of our global white-collar workforce. See further discussion and detail of these items in the Segment Disclosure analysis below and in Note 19 to the consolidated financial statements.

Other Income (Expense), Net and Effective Income Tax Rate

	Year Ended
	February 26,	February 27,	February 29,
Other Income (Expense), Net	2010	2009	2008
Interest expense	$(18.2)	$(17.0)	$(16.9)

Other income (expense), net:
Interest income	3.1	5.8	23.0
Equity in income of unconsolidated ventures	1.2	4.7	4.9
Foreign exchange gain (loss)	—	(5.9)	4.0
Miscellaneous, net	(5.7)	2.6	(6.4)

Total other income (expense), net	(1.4)	7.2	25.5

Total interest expense and other income (expense), net	$(19.6)	$(9.8)	$8.6

Effective income tax rate	56.3%	(33.0)%	37.0%

Interest expense increased in 2010 due to an increase in debt associated with the financing of our corporate aircraft. Interest income decreased in 2009 compared to 2008 due to lower average cash and investment balances and lower interest rates.

Within Miscellaneous, net, 2010 results included a $2.5 charge recorded in connection with the liquidation of an unconsolidated joint venture and $1.3 of demolition costs related to an idle facility, partially offset by $3.3 of net gains related to various non-operating investments. 2009 results included a gain of $6.6 related to the sale of an investment, partially offset by $2.0 of impairment charges related to our investments in auction rate securities.

Our 2010 effective tax rate was favorably impacted by $38.7 of non-taxable income associated with increases in cash surrender value of COLI and negatively impacted by increases in valuation allowances of $8.9. Our 2009 effective tax rate was negatively impacted by $36.6 of non-deductible losses associated with declines in cash surrender value of COLI, and favorably impacted by $7.5 of tax reserve reductions related to the completion of U.S. Internal Revenue Service examinations of 2004 through 2008. See further discussion and detail of these items in Note 14 to the consolidated financial statements.

Segment Disclosure

We operate on a worldwide basis within North America and International reportable segments plus an “Other” category. Our Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate. Additional information about our reportable segments is contained in Item 1: Business and Note 17 to the consolidated financial statements included within this report.

North America

	Year Ended
	February 26,		February 27,		February 29,
Income Statement Data—North America	2010		2009		2008
Revenue	$1,237.4	100.0%	$1,740.0	100.0%	$1,936.6	100.0%
Cost of sales	877.1	70.9	1,256.4	72.2	1,348.2	69.7
Restructuring costs	7.0	0.5	14.0	0.8	0.8	—

Gross profit	353.3	28.6	469.6	27.0	587.6	30.3
Operating expenses	293.5	23.7	394.5	22.7	420.9	21.7
Restructuring costs	3.4	0.3	8.4	0.5	—	—

Operating income	$56.4	4.6%	$66.7	3.8%	$166.7	8.6%

2010 compared to 2009

Operating income in the North America segment decreased by $10.3 in 2010 compared to 2009. The decline was primarily driven by the reduction in volume, mostly offset by benefits from restructuring activities and other cost reduction efforts, higher COLI income, lower commodity costs, temporary reductions in employee salaries and retirement benefits, lower variable compensation expense and lower restructuring costs.

North America revenue, which accounted for 54.0% of consolidated 2010 revenue, decreased by $502.6 or 28.9% from 2009. A divestiture in Q2 2009 and the deconsolidation of a dealer in Q3 2010 had the effect of decreasing revenue by $17 as compared to 2009. Current year revenue was also negatively impacted by an estimated $4 from currency translation effects related to our subsidiary in Canada as compared to 2009. The remaining decrease in revenue was primarily due to decreased volume across most of our vertical markets (except for the U.S. Federal government), geographic regions and product categories. The revenue declines within higher education, state and local government and healthcare were less than the declines experienced in other vertical markets. In addition, the revenue decline in the financial services vertical market was lower than the average decline in 2010, as this vertical market entered the downturn earlier than other markets and experienced a significant decline in 2009.

Cost of sales as a percent of revenue decreased 130 basis points compared to the prior year. 2010 results benefited from restructuring activities and other cost reduction efforts. The improvement was also driven by approximately:

•	350 basis points favorable impact related to an increase in COLI income,

•	300 basis points due to lower commodity costs,

•	130 basis points related to temporary reductions in employee salaries and retirement benefits, and

•	90 basis points related to lower variable compensation expense.

These benefits more than offset the negative effects of lower fixed cost absorption related to lower volume.

Operating expenses were 23.7% of revenue in 2010 compared to 22.7% of revenue in 2009. Operating expenses decreased in absolute dollars compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts and the following:

•	an increase in COLI income of $31,

•	temporary reductions in employee salaries and retirement benefits of $17,

•	lower variable compensation expense of $14, and

•	non-cash impairment charges of $12 in 2009.

Restructuring costs of $10.4 in 2010 primarily consisted of employee termination costs related to the reduction of our white-collar workforce and the closure of manufacturing facilities.

2009 compared to 2008

Operating income in the North America segment decreased by $100.0 in 2009 compared to 2008. The 2009 deterioration was driven by lower volume, decreases in cash surrender value of COLI, higher commodity cost inflation which exceeded benefits from pricing actions and increased restructuring costs and impairment charges, partially offset by lower variable compensation expense and benefits from restructuring activities and other cost reduction efforts completed during the year.

North America revenue, which accounted for 54.7% of consolidated 2009 revenue, decreased by $196.6 or 10.2% from 2008. Net divestitures had the effect of decreasing revenue by $54.3 as compared to 2008. 2009 revenue was also negatively impacted by an estimated $34 from an extra week of shipments in the prior year and approximately $6 from currency translation effects related to our subsidiary in Canada. The remaining decrease in revenue was primarily due to decreased volume across most of our vertical markets and geographic regions throughout the U.S. These declines were mitigated in part by relative stability in the federal government, healthcare, technology and higher education vertical markets. Order rates deteriorated significantly throughout the second half of 2009 as business capital spending declined in connection with the deteriorating U.S. and global economic environment, which we believe led to an increase in project deferrals and cancellations.

Cost of sales as a percent of revenue increased 250 basis points compared to the prior year. The deterioration was primarily the result of lower fixed cost absorption related to lower volume. Other factors contributing to the increase were a reduction in cash surrender value of COLI, which represented 130 basis points of the decline, and higher commodity cost inflation which exceeded benefits from pricing actions and represented an estimated 60 basis points of the decline. The deterioration in cost of sales was partially offset by reduced variable compensation expense, which improved cost of sales by approximately 40 basis points, and benefits from restructuring activities and other cost reduction efforts.

Operating expenses were 22.7% of revenue in 2009, compared to 21.7% of revenue in 2008. Operating expenses decreased in absolute dollars compared to 2008 primarily due to variable compensation expense which was $32.0 lower than in 2008, an $11.4 reduction resulting from net divestitures and benefits from restructuring activities and other cost reduction efforts, partially offset by a $14.1 impact from the decline in cash surrender value of COLI and an $8.5 impairment charge related to a corporate aircraft classified as held for sale.

Restructuring costs of $14.0 in 2009 included in gross profit primarily consisted of move and severance costs associated with the closure of three manufacturing facilities within our network. Restructuring costs of $8.4 included in operating expenses primarily consisted of employee termination costs related to the reduction of our white-collar workforce.

International

	Year Ended
	February 26,		February 27,		February 29,
Income Statement Data—International	2010		2009		2008
Revenue	$641.6	100.0%	$922.2	100.0%	$893.8	100.0%
Cost of sales	454.1	70.8	629.1	68.2	598.1	66.9
Restructuring costs	11.5	1.8	0.3	—	(2.0)	(0.2)

Gross profit	176.0	27.4	292.8	31.8	297.7	33.3
Operating expenses	204.9	31.9	250.1	27.2	240.7	26.9
Restructuring costs	6.6	1.0	1.7	0.2	—	—

Operating income (loss)	$(35.5)	(5.5)%	$41.0	4.4%	$57.0	6.4%

2010 compared to 2009

International reported an operating loss of $35.5 in 2010 compared to operating income of $41.0 in 2009. The 2010 deterioration was primarily driven by a significant decline in revenue and higher restructuring costs. Cost reduction efforts were only able to offset a portion of the negative effect of lower volume, as the pace of cost structure changes in our larger International markets was tempered by the process of negotiating with the related work councils.

In addition, our results in the United Kingdom continue to be negatively affected by unfavorable currency impacts, and we continue to fund our expansionary efforts in China and India. In the aggregate, these businesses reported an operating loss of approximately $24 in 2010 and $19 in 2009.

International revenue, which accounted for 28.0% of consolidated 2010 revenue, declined by $280.6 or 30.4%. Current year revenue was negatively impacted by approximately $28 from currency translation effects and $5 of sales related to divestitures as compared to 2009. The decrease in revenue was primarily due to the impact of the global economic slowdown on the demand for office furniture across all International markets. The revenue percentage declines within China, Eastern Europe, the United Kingdom and Latin America were deeper than those experienced in other geographic regions.

Cost of sales as a percentage of revenue increased by 260 basis points in 2010 compared to 2009. The 2010 deterioration was almost entirely due to lower fixed cost absorption related to lower volume, partially offset by benefits from restructuring activities and other cost reduction efforts. The deterioration was also partially offset by approximately 120 basis points related to lower commodity costs and 60 basis points related to lower variable compensation expense.

Operating expenses were 31.9% of revenue in 2010 compared to 27.2% of revenue in 2009. 2010 operating expenses decreased in absolute dollars compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts, a reduction in variable compensation expense of $8 and favorable currency translation effects of $7.

Restructuring costs of $18.1 incurred in 2010 primarily consisted of employee termination costs related to workforce reductions, mainly in Europe, as well as consolidation of manufacturing in Asia.

2009 compared to 2008

International reported operating income of $41.0 in 2009, a decrease of $16.0 compared to 2008. The 2009 deterioration was driven by higher commodity costs, unfavorable currency impacts in the United Kingdom and significant declines in volume in Q4 2009. Operating income also decreased as a percent of revenue due to the dilutive impact of consolidating our acquisition of Ultra Group Company Limited (“Ultra”) in Asia in Q4 2008. These decreases were partially offset by improved fixed cost leverage related to higher volume during the first three quarters of 2009 and operational improvements at a small subsidiary which negatively impacted 2008 results.

Revenue increased $28.4 or 3.2% in 2009 compared to 2008 and represented 29.0% of consolidated 2009 revenue. 2009 revenue was positively impacted by $23.5 of incremental revenue related to net acquisitions and approximately $4 from currency translation effects as compared to 2008. Strong growth in revenue in Germany was offset by decreases in Spain, France and the United Kingdom. The increase was partially offset by a substantial drop in revenue in Q4 as the global economic slowdown and related turmoil in the capital markets dramatically decreased the demand for office furniture across all International markets.

Cost of sales increased by 130 basis points as a percent of revenue compared to 2008. The deterioration was primarily due to higher commodity cost inflation, unfavorable currency impacts in the United Kingdom, which represented approximately 30 basis points of the decline, and the dilutive impact of consolidating our acquisition of Ultra in Asia, which represented approximately 30 basis points of the decline.

Operating expenses were 27.2% of revenue in 2009 compared to 26.9% of revenue in 2008. Operating expenses increased by $9.4 in 2009 compared to 2008, primarily due to $8.5 related to net acquisitions and unfavorable currency translation impacts of approximately $3, partially offset by variable compensation expense which was approximately $3 lower than in 2008.

Other

	Year Ended
	February 26,		February 27,		February 29,
Income Statement Data—Other	2010		2009		2008
Revenue	$412.7	100.0%	$521.5	100.0%	$590.4	100.0%
Cost of sales	288.7	70.0	351.2	67.3	376.3	63.8
Restructuring costs	3.5	0.8	9.6	1.9	0.8	0.1

Gross profit	120.5	29.2	160.7	30.8	213.3	36.1
Operating expenses	132.2	32.0	172.9	33.2	186.8	31.6
Goodwill and intangible assets impairment charges	—	—	63.2	12.1	21.1	3.6
Restructuring costs	2.9	0.7	3.9	0.7	—	—

Operating income (loss)	$(14.6)	(3.5)%	$(79.3)	(15.2)%	$5.4	0.9%

2010 compared to 2009

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported an operating loss of $14.6 in 2010 compared to an operating loss of $79.3 in 2009. The improved results were primarily due to prior year goodwill and intangible assets impairment charges at PolyVision, benefits from restructuring activities and other cost reduction efforts, lower variable compensation expense, lower restructuring costs and temporary reductions in employee salaries and retirement benefits, partially offset by the revenue decline.

We are still experiencing disruption costs associated with the consolidation of manufacturing activities in the Coalesse Group. In addition, PolyVision recently exited the final portion of the public-bid contractor whiteboard fabrication business in North America and is in the process of closing another small break-even business. Thus, we believe additional benefits may accrue over the next few quarters.

2010 revenue decreased by $108.8 or 20.9% compared to 2009. The Coalesse Group experienced a 29% decline, while IDEO and PolyVision posted much lower revenue declines of 13% and 11%, respectively.

Cost of sales as a percent of revenue increased by 270 basis points in 2010 compared to 2009 primarily as a result of lower fixed cost absorption related to lower volume. The negative volume effect was partially offset by benefits from restructuring activities and other cost reduction efforts and lower commodity costs, as well as initial benefits from the exit of the final portion of the PolyVision public-bid contractor whiteboard fabrication business in North America.

Operating expenses were 32.0% of revenue in 2010 compared to 33.2% of revenue in 2009. Operating expenses decreased in absolute dollars compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts, lower variable compensation expense and temporary reductions in employee salaries and retirement benefits. There were no goodwill and intangible assets impairment charges in 2010.

Restructuring costs of $6.4 in 2010 primarily related to the closure of two manufacturing facilities: one within the Coalesse Group and one at PolyVision.

2009 compared to 2008

The Other category reported an operating loss of $79.3 in 2009, compared to operating income of $5.4 in 2008. The decline was primarily the result of higher goodwill and intangible assets impairment charges at PolyVision, lower volume within the Coalesse Group and PolyVision, increased restructuring costs and disruption costs associated with the consolidation of manufacturing activities, partially offset by lower variable compensation expense. Additionally, prior to 2009, the Other category also included our Financial Services subsidiary, which had $13.8 of revenue and $8.6 of operating income from Financial Services in 2008, primarily related to residual gains from early lease terminations we originated and funded in prior years.

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

Cost of sales as a percent of revenue increased by 350 basis points in 2009 compared to 2008 primarily due to lower fixed cost absorption related to the reduction in volume, higher commodity cost inflation which exceeded benefits from pricing actions and disruption costs associated with the consolidation of manufacturing activities.

Operating expenses were 33.2% of revenue in 2009 compared to 31.6% of revenue in 2008. Operating expenses decreased in absolute dollars compared to 2008 primarily due to variable compensation expense, which was approximately $3 lower than in 2008 and benefits from restructuring activities and other cost reduction efforts.

During the second half of 2009, there was a substantial decline in the market price of our Class A Common Stock and thus our market capitalization. As part of our annual goodwill impairment testing, we prepared a reconciliation of the fair value of our reporting units to our adjusted market capitalization as of February 27, 2009. Through this reconciliation process, we determined that the fair value of PolyVision (using a discounted cash flow method) was less than its carrying value, resulting in non-cash goodwill and intangible assets impairment charges of $63.0 in Q4 2009. See Note 10 to the consolidated financial statements for additional information.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement allows us to retain a minimum 20% equity interest in IDEO, and we expect to continue our collaborative relationship with IDEO during and after this ownership transition. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement began in 2010 and allows IDEO management to purchase an additional 60% equity interest to be completed by the end of 2012. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase. For 2010, the impact of phase two was not material to our results of operations.

Restructuring costs of $13.5 in 2009 primarily related to the closure of two manufacturing facilities: one within the Coalesse Group and one at PolyVision.

Corporate

	Year Ended
	February 26,	February 27,	February 29,
Income Statement Data—Corporate	2010	2009	2008
Operating expenses	$17.8	$27.4	$26.3

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2010 as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate.

Corporate costs decreased in 2010 compared to 2009 primarily due to temporary reductions in employee salaries and retirement benefits, lower variable compensation expense and other reductions in discretionary spending.

Liquidity and Capital Resources

Liquidity

As a result of a decline in the level of business activity since 2009, we currently target to maintain approximately $100 in cash and cash equivalents and short-term investments to fund the day-to-day operations of our business, to provide available liquidity for funding investments in growth initiatives and as a cushion against volatility in the economy. Our actual cash and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable. These are general guidelines; we may modify our approach in response to changing market conditions or opportunities. As of February 26, 2010, we held a total of $111.1 in cash and cash equivalents and $68.2 in short-term investments. Our short-term investments are maintained in a managed investment portfolio which consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments.

We have investments in COLI with a cash surrender value of $209.6 as of February 26, 2010, with $109.3 related to whole life insurance policies and $100.3 related to variable life insurance policies. These investments, while an available source of liquidity, were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 26, 2010 aggregated approximately $186, with a related deferred tax asset of approximately $76. The cash surrender value of our COLI investments exceeds these long-term benefit obligations on a tax-adjusted basis and therefore, to more efficiently manage our balance sheet and liquidity position, beginning in Q1 2011 we will consider our variable life

COLI policies to be primarily a source of corporate liquidity. As a result of this change, we may adjust the target asset allocation of the investments in the variable life COLI policies. We continue our intention to utilize our whole life COLI policies as the funding source for post-retirement medical benefits and other employee obligations. We believe the whole life COLI policies, which are with highly-rated insurance companies, represent a stable source for these long-term benefit obligations. This change does not result in our investments in COLI representing a committed funding source for liquidity or long-term employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

This change will have no impact on the financial statement classification of the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in whole life COLI policies, which is currently allocated between Cost of sales and Operating expenses on the Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund. However, beginning in Q1 2011, the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in variable life COLI policies will now be recorded in Other income (expense), net on the Consolidated Statements of Operations consistent with our other investments.

We also have investments in auction rate securities (“ARS”) with a par value of $26.5 and an estimated fair value of $19.6 as of February 26, 2010 and Canadian asset-backed commercial paper restructuring notes (“ABCPRN”) with a combined par value of Canadian $5.0 and an estimated combined fair value of $3.8 as of February 26, 2010. These securities are included in Other assets on the Consolidated Balance Sheets due to the tightening of the U.S. and Canadian credit markets and current lack of liquid markets for these investments. We intend to hold these investments until the market recovers and do not anticipate the need to sell these investments in order to operate our business or fund our growth initiatives. See Note 6 to the consolidated financial statements for additional information.

These funds, in addition to cash generated from future operations and funds available under our credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

The following table summarizes our consolidated statements of cash flows:

	Year Ended
	February 26,	February 27,	February 29,
Cash Flow Summary	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$(10.9)	$104.2	$249.7
Investing activities	(10.0)	(61.1)	(91.3)
Financing activities	13.0	(132.2)	(484.4)
Effect of exchange rate changes on cash and cash equivalents	1.4	(7.2)	12.7

Net decrease in cash and cash equivalents	(6.5)	(96.3)	(313.3)
Cash and cash equivalents, beginning of period	117.6	213.9	527.2

Cash and cash equivalents, end of period	$111.1	$117.6	$213.9

During 2010, cash and cash equivalents decreased by $6.5 to a balance of $111.1 as of February 26, 2010. Of our total cash and cash equivalents, approximately 52% was located in the U.S. and the remaining 48% was located outside of the U.S., primarily in Canada and Europe.

Cash provided by (used in) operating activities

	Year Ended
	February 26,	February 27,	February 29,
Cash Flow Data—Operating Activities	2010	2009	2008
Net income (loss)	$(13.6)	$(11.7)	$133.2
Depreciation and amortization	74.2	87.3	92.4
Goodwill and intangible assets impairment charges	—	65.2	21.1
Changes in cash surrender value of COLI	(38.0)	39.0	(1.4)
Deferred income taxes	(18.2)	(4.8)	11.3
Changes in accounts receivable, net, inventories, and accounts payable	61.9	23.8	(13.0)
Changes in other operating assets and liabilities	(82.7)	(119.8)	6.8
Other	5.5	25.2	(0.7)

Net cash provided by (used in) operating activities	$(10.9)	$104.2	$249.7

The cash used in operating activities in 2010 and the decrease in cash provided by operating activities in 2009 was primarily due to a significant decline in net income which was driven largely by the recent effects of deteriorating global economic conditions and the related impacts on business capital spending and our revenue. The associated cash generated from reductions in working capital in 2010 and 2009 was offset by Q1 payments of variable compensation and annual funding of retirement contributions related to prior years.

Cash used in investing activities

	Year Ended
	February 26,	February 27,	February 29,
Cash Flow Data—Investing Activities	2010	2009	2008
Capital expenditures	$(35.2)	$(83.0)	$(79.6)
Proceeds from disposal of fixed assets	9.4	4.9	27.5
Net purchases (liquidations) of investments	10.9	(15.2)	(42.2)
Divestitures and acquisition	—	17.5	(13.8)
Proceeds from repayments of notes receivable	3.3	10.0	15.4
Other	1.6	4.7	1.4

Net cash used in investing activities	$(10.0)	$(61.1)	$(91.3)

During 2010, we significantly reduced capital expenditures to conserve cash and maintain liquidity as a result of the deterioration in the global economy. We closely scrutinize capital spending to ensure we are making the right investments to sustain our business and to preserve our ability to introduce innovative, new products. Capital expenditures during 2009 and 2008 included payments of $13.2 and $13.6, respectively, related to replacement corporate aircraft.

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

Net cash used in investing activities in 2010 resulted largely from the purchase of capital assets, partially offset by the net liquidations of short-term investments, which consists primarily of investments in U.S. Treasury, U.S. Government agency and corporate debt instruments. Net cash used in investing activities in 2009 and 2008 included the allocation of $20 and $50, respectively, of cash and cash equivalents into a managed investment portfolio, which consists of short-term investments in

U.S. Treasury, U.S. Government agency and corporate debt instruments. In 2008, we purchased ARS, certain of which we continue to hold due to a current lack of liquidity in the marketplace.

Proceeds from the disposal of fixed assets primarily related to the corporate aircraft and the sale of real estate, facilities and equipment.

Divestitures in 2009 represent the proceeds from the sale of Custom Cable Industries, Inc. and an international dealer. In 2008, the amount related to the acquisition of Ultra, partially offset by cash proceeds from the divestiture of an owned dealer.

Cash provided by (used in) financing activities

	Year Ended
	February 26,	February 27,	February 29,
Cash Flow Data—Financing Activities	2010	2009	2008
Borrowings (repayments) of short-term and long-term debt, net	$45.5	$(2.6)	$1.4
Excess tax benefit from exercise of stock options and vesting of restricted stock	(1.0)	0.4	1.7
Common stock repurchases, net of issuances	(4.6)	(58.7)	(153.8)
Dividends paid	(26.9)	(71.3)	(333.7)

Net cash provided by (used in) financing activities	$13.0	$(132.2)	$(484.4)

In Q2 2010, we completed a $47.0 financing of our corporate aircraft to further enhance our liquidity position.

We paid dividends of $0.08 per share in Q1 2010 and $0.04 per share in Q2, Q3 and Q4 2010. We paid dividends of $0.15 per share in Q1, Q2 and Q3 2009 and $0.08 per share in Q4 2009. Dividends in 2008 were $2.35 per share consisting of quarterly dividends of $0.15 per share and a special cash dividend of $1.75 during Q4 2008. During Q1 2011, we announced a quarterly dividend of $0.04 per share.

During 2010, we made common stock repurchases of $4.6, all of which related to our Class A Common Stock. During 2009 and 2008, we made common stock repurchases of $59.2 and $165.3, respectively. All of the 2009 repurchases related to our Class A Common Stock; of the 2008 repurchases, $132.3 related to the repurchase of 7.7 million shares of our Class A Common Stock and $33.0 related to the repurchase of 1.7 million shares of our Class B Common Stock. As of February 26, 2010, $210.8 remained available under our repurchase authorizations. We have no outstanding share repurchase commitments.

Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $0.4 in 2010. In 2009 and 2008, the repurchases enabling participants to satisfy tax withholdings were $1.7 and $3.2, respectively.

In 2009 and 2008, we received proceeds of $0.5 and $11.5, respectively from the issuance of shares of Class A Common Stock as a result of the exercise of stock options. See Note 13 to the consolidated financial statements for additional information.

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

however, when necessary we record reserves to cover potential losses. See Note 16 to the consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations as of February 26, 2010 were as follows:

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt and short-term borrowings	$300.8	$7.4	$255.0	$4.8	$33.6
Estimated interest on debt obligations	32.8	18.0	10.9	2.5	1.4
Operating leases	234.6	53.9	78.4	50.3	52.0
Committed capital expenditures	31.5	13.2	18.3	—	—
Purchase obligations	20.4	16.7	3.4	0.3	—
Other liabilities	1.3	1.3	—	—	—
Employee benefit and compensation obligations	232.7	49.2	50.1	37.6	95.8

Total	$854.1	$159.7	$416.1	$95.5	$182.8

Total consolidated debt as of February 26, 2010 was $300.8. Of our total debt, $249.8 is in the form of term notes due in August 2011 and $45.4 is related to financing initiated in Q2 2010 which is secured by our two corporate aircraft.

We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2019. Minimum payments under operating leases are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include outstanding commitments of $27.0 to purchase one corporate aircraft that is intended to replace an existing aircraft.

We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

Other liabilities represent obligations for foreign exchange forward contracts and uncertain tax positions.

Employee benefit and compensation obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, defined contribution, variable compensation plans and our deferred compensation and severance programs. Our obligations related to post-retirement benefit plans are not contractual, and the plans can be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 12 to the consolidated financial statements for additional information.

The contractual obligations table above is current as of February 26, 2010. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities

Our total liquidity facilities as of February 26, 2010 were:

Liquidity Facilities	Amount
Global committed bank facility	$125.0
Various uncommitted lines	70.7

Total credit lines available	195.7
Less:
Borrowings outstanding	4.6
Standby letters of credit	18.4

Available capacity (subject to covenant constraints)	$172.7

The various uncommitted lines may be changed or cancelled by the banks at any time.

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. As of February 26, 2010, there were no borrowings outstanding under the facility, although our availability was limited to $85 as a result of covenant constraints and $15 utilized through an issued letter of credit.

We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the facility is based on one of the following two options, as selected by us:

•	The Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months, or

•	For Floating Rate Loans (as defined in the credit agreement), the highest of the prime rate, the Federal funds effective rate plus 0.5% and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

The facility requires us to satisfy two financial covenants:

•	A maximum leverage ratio covenant, which is measured by the ratio of Indebtedness (as defined in the credit agreement), minus the amount, if any, of Liquidity (as defined in the credit agreement) in excess of $25, to trailing four quarter Adjusted EBITDA (as defined in the credit agreement, and which includes adjustments for certain cash dividends received, extraordinary or unusual non-cash gains and losses, impairments and cash restructuring charges) and is required to be no greater than 3.0:1.

•	A minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter Adjusted EBITDA to trailing four quarter interest expense and is required to be no less than 3.5:1.

The facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement.

As of February 26, 2010, we were in compliance with all covenants under the facility.

Outstanding borrowings on uncommitted facilities of $4.6 as of February 26, 2010 were primarily related to short-term liquidity management within our International segment. In addition to those borrowings, we had $3.0 as of February 26, 2010 in outstanding standby letters of credit against these uncommitted facilities which primarily relate to our self-insured workers’ compensation programs. We had no draws on our standby letters of credit during 2010.

Total consolidated debt as of February 26, 2010 was $300.8. Our debt primarily consists of $249.8 in term notes due in Q2 2012 with an effective interest rate of 6.3% and a $45.4 loan at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The $45.4 loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

Our long-term debt ratings are BBB- on CreditWatch from Standard & Poor’s and Ba1 with a negative outlook from Moody’s Investor Service as of February 26, 2010. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization and should be evaluated independently of any other rating. We do not have any rating downgrade triggers that would accelerate the maturity of our debt or an increase in the cost of borrowings under our credit facilities.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs.

The deterioration in the global economy has adversely impacted our revenue and operating profitability. Accordingly, we have taken a variety of actions to improve our operating efficiencies and to conserve cash and maintain liquidity.

•	In 2010, we completed a number of restructuring activities to consolidate manufacturing facilities and reduce our global workforce and other operating costs. In 2011, we have initiated a formal procedure of discussions with local work councils regarding a project to reorganize our European manufacturing operations.

•	We implemented a temporary reduction in employee salaries and we did not make any contributions to the Steelcase Inc. Retirement Plan for 2010. The wage reductions for salaried employees were reinstated as of the beginning of 2011.

•	We reduced the cash dividend on our common stock and the level of share repurchases in 2010.

•	We reduced our level of capital expenditures in 2010 to approximately $35, as compared to $83.0 for 2009, which included $13.2 of progress payments associated with replacement corporate aircraft. We expect 2011 capital expenditures to be approximately $60, including $9 for progress payments associated with a replacement corporate aircraft.

•	We replaced our global credit facility on December 16, 2009 under modified terms that provide us greater access to borrowings during economic downturns.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using seven reporting units where goodwill is recorded—specifically, North America; Europe and Asia Pacific within the International segment; and Coalesse, Designtex, PolyVision and IDEO within the Other category.

Annually in Q4, or earlier if conditions indicate it is necessary, we perform an impairment analysis of our intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. We also perform an impairment analysis of our intangible assets subject to amortization during interim periods upon the occurrence of certain events or changes in circumstance. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and its carrying amount exceeds its fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.

As of February 26, 2010, we had $183.8 of goodwill and $25.0 of net intangible assets recorded on our Consolidated Balance Sheet as follows:

		Other Intangible
Reportable Segment	Goodwill	Assets, Net
North America	$62.5	$10.7
International	48.0	4.6
Other category	73.3	9.7

Total	$183.8	$25.0

During Q4 2010, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow valuation (“DCF”) method and reconciled the fair value of our reporting units to the sum of our total market capitalization plus a 25% control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.

As part of the reconciliation to our adjusted market capitalization, we made adjustments to the estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 13.5% to 15.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of the goodwill as follows:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$154.0
International	110.0
Other category	15.0

For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$85.0
International	71.0
Other category	(2.0)

Based on the sensitivity analysis above, the Asia Pacific, Coalesse and Designtex reporting units would have had goodwill balances in excess of enterprise value available for goodwill and would have triggered the second step of our impairment testing. These reporting units had recorded goodwill aggregating $11.8, $20.9 and $38.3, respectively as of February 26, 2010.

See Note 2 and 10 to the consolidated financial statements for more information regarding goodwill and other intangible assets.

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

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions in future years. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $0.2.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These assumptions require significant judgment about forecasts of future taxable income and are consistent with the internal plans and estimates we are using to manage the underlying business.

Future tax benefits of tax losses and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of February 26, 2010, we estimate a potential tax benefit from the operating loss carryforwards before valuation allowances of $89.6, but we have recorded a valuation allowance of $34.6, which reduced our realized tax benefit to $55.0. Additionally, we realized a tax benefit from tax credit carryforwards of $24.8. It is considered more likely than not that a combined benefit of $79.8 will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established. A 10% decrease in the expected amount of benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2010 of approximately $8.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. In March 2010, the U.S. enacted significant healthcare reform legislation which effectively changes the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) beginning after December 31, 2012. We are required to recognize the impact of the tax law change in the period in which the law is enacted. In Q1 2011, we expect to recognize a reduction in deferred tax assets related to the Medicare Part D subsidy with an offsetting increase in income tax expense of approximately $12. We are not aware of any other such tax law or rate changes that would have a material effect on our results of operations, cash flows or financial position.

Pension and Other Post-Retirement Benefits

The Company sponsors a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 26, 2010 and February 27, 2009, the projected benefit obligation, fair value of plan assets and funded status of these plans are as follows:

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 26,	February 27,	February 26,	February 27,
	2010	2009	2010	2009
Projected benefit plan obligations	$83.0	$66.1	$131.8	$117.7
Fair value of plan assets	44.7	35.7	—	—

Funded status	$(38.3)	$(30.4)	$(131.8)	$(117.7)

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

As of February 26, 2010, approximately 70% of our defined benefit pension obligations related to our non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. These plans are unfunded, but we purchased COLI policies with the intention of utilizing them as a long-term funding source for benefit obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.

We recognize the cost of benefits provided during retirement over the employees’ active working lives. Inherent in this approach is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include, among others, the discount rate and health cost trend rates. These assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, benefit payments, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes.

To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (Ryan ALM 45/95 curve) with a primary focus for our domestic plans. The measurement dates for our retiree benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each year.

Based on consolidated obligations as of February 26, 2010, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2010 benefits expense by approximately $1 and changed the consolidated obligations by approximately $20. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 26, 2010, our initial rates of 10.0% for pre-age 65 retirees and 6.0% for post-age 65 retirees were trended downward by each year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium.

Based on consolidated obligations as of February 26, 2010, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2010 benefits expense by less than $1 and changed the consolidated obligations by approximately $4. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization prescribed by accounting guidance.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of February 26, 2010, we had consolidated unamortized prior service credits and net experience gains of $7.0, as compared to $36.8 as of February 27, 2009.

See Note 12 to the consolidated financial statements for additional information on employee benefit obligations.

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

We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in 16 primary currencies worldwide, of which the most significant in 2010 were the euro, the Canadian dollar and the pound sterling. Revenue from foreign locations represented approximately 36% of our consolidated revenue in 2010 and 37% in 2009. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. In the United Kingdom, our results continue to be negatively affected by unfavorable foreign currency impacts of the weak pound sterling, relative to the euro, as the products we sell in the United Kingdom are primarily manufactured within the euro zone.

We estimate that an additional 10% devaluation of the U.S. dollar against local currencies would not have had a material impact on our operating income in 2010, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 26, 2010, the cumulative net currency translation adjustments reduced shareholders’ equity by $24.2.

Foreign currency exchange gains and losses reflect transaction gains and losses. Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2010, net transaction losses were not material.

See Note 2 to the consolidated financial statements for additional information.

Interest Rate Risk

We are exposed to interest rate risk primarily on our short and long-term investments and short and long-term borrowings. Our short term investments are primarily invested in U.S. Treasury, U.S. Government agency and corporate debt instruments. Additionally we held $26.5 and Canadian $5.0 par value investments in ARS and Canadian ABCPRN, respectively, as of February 26, 2010, which are classified as long-term investments as no liquid markets currently exist for these securities. The risk on our short and long-term borrowings primarily relates to a $47.0 loan, which bears a floating interest rate based on 30-day LIBOR plus 3.35%.

We estimate a 1% increase in interest rates would have reduced our results of operations by approximately $1 in 2010.

See Note 6 and 11 to the consolidated financial statements for additional information.

Commodity Price Risk

We are exposed to commodity price risk primarily on our raw materials inventory. These raw materials are not rare or unique to our industry. The cost of petroleum-based products, steel, wood, particleboard, aluminum, copper and other commodities, such as fuel and energy, has fluctuated significantly in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw materials costs through global sourcing initiatives and price increases on our products. However, in the short term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements we have entered into with our customers and competitive pressures.

As a result of changes in commodity costs, cost of sales decreased approximately $48 during 2010. We estimate that a 1% increase in commodity prices would have decreased our operating income by approximately $7 in 2010.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies and our managed investment portfolio. We estimate a 10% adverse change in the value of the underlying funds, which could be caused by changes in interest rates, yield curve, portfolio duration or equity prices, would have reduced our operating income by approximately $15 in 2010. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain fixed income investments and our results could be better or worse than market returns.

See Note 6 and Note 9 to the consolidated financial statements for additional information.

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

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 26, 2010.

Deloitte & Touche LLP, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended February 26, 2010 of the Company and our report dated April 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheet of Steelcase Inc. and subsidiaries (the “Company”) as of February 26, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended February 26, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries as of February 26, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheet of Steelcase Inc. as of February 27, 2009 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended February 27, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule for the two years in the period ended February 27, 2009 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steelcase Inc. as of February 27, 2009, and the results of its operations and its cash flows for each of the two years in the period ended February 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the two years in the period ended February 27, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Grand Rapids, Michigan
April 23, 2009

STEELCASE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended
	February 26,	February 27,	February 29,
	2010	2009	2008
Revenue	$2,291.7	$3,183.7	$3,420.8
Cost of sales	1,619.9	2,236.7	2,322.6
Restructuring costs	22.0	23.9	(0.4)

Gross profit	649.8	923.1	1,098.6
Operating expenses	648.4	842.9	874.7
Goodwill and intangible assets impairment charges	—	65.2	21.1
Restructuring costs	12.9	14.0	—

Operating income (loss)	(11.5)	1.0	202.8
Interest expense	(18.2)	(17.0)	(16.9)
Interest income	3.1	5.8	23.0
Other income (expense), net	(4.5)	1.4	2.5

Income (loss) before income tax expense	(31.1)	(8.8)	211.4
Income tax expense (benefit)	(17.5)	2.9	78.2

Net income (loss)	$(13.6)	$(11.7)	$133.2

Earnings per share:
Basic	$(0.10)	$(0.09)	$0.93

Diluted	$(0.10)	$(0.09)	$0.93

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 26,	February 27,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$111.1	$117.6
Short-term investments	68.2	76.0
Accounts receivable, net of allowances of $20.6 and $29.6	242.5	280.3
Inventories	98.4	129.9
Deferred income taxes	57.7	63.8
Prepaid expenses	16.0	17.9
Other current assets	49.7	65.9

Total current assets	643.6	751.4

Property, plant and equipment, net of accumulated depreciation of $1,309.9 and $1,280.3	415.7	433.3
Company-owned life insurance	209.6	171.6
Deferred income taxes	136.4	108.9
Goodwill	183.8	181.1
Other intangible assets, net of accumulated amortization of $56.8 and $50.2	25.0	29.6
Other assets	63.1	74.1

Total assets	$1,677.2	$1,750.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS—(Continued)
(in millions, except share data)

	February 26,	February 27,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159.2	$175.1
Short-term borrowings and current portion of long-term debt	7.4	4.4
Accrued expenses:
Employee compensation	99.1	141.8
Employee benefit plan obligations	16.7	38.0
Product warranties	22.1	19.2
Workers’ compensation claims	20.0	21.5
Deferred revenue	23.3	14.6
Other	85.9	105.0

Total current liabilities	433.7	519.6

Long-term liabilities:
Long-term debt less current maturities	293.4	250.8
Employee benefit plan obligations	189.5	164.4
Other long-term liabilities	63.0	82.4

Total long-term liabilities	545.9	497.6

Total liabilities	979.6	1,017.2

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 80,360,130 and 78,197,169 issued and outstanding	57.0	59.8
Class B Common Stock-no par value; 475,000,000 shares authorized, 52,603,081 and 55,604,152 issued and outstanding	—	—
Additional paid-in capital	8.2	4.7
Accumulated other comprehensive income (loss)	(17.9)	(22.5)
Retained earnings	650.3	690.8

Total shareholders’ equity	697.6	732.8

Total liabilities and shareholders’ equity	$1,677.2	$1,750.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

					Accumulated
	Common	Class A	Class B	Additional	Other		Total	Total
	Shares	Common	Common	Paid-in	Comprehensive	Retained	Shareholders’	Comprehensive
	Outstanding	Stock	Stock	Capital	income (loss)	Earnings	Equity	Income (Loss)
February 23, 2007	146,845,849	225.4	34.0	6.3	(1.3)	973.5	1,237.9	$118.9

Adjustment to adopt accounting for uncertainty in income taxes						3.6	3.6
Adjustment to adopt employers’ accounting for defined benefit plans and other post-retirement plans						(0.2)	(0.2)
Common stock conversion		1.0	(1.0)				—
Common stock issuance	852,239	11.5					11.5
Common stock repurchases	(9,393,055)	(129.7)	(33.0)			(2.6)	(165.3)
Tax effect of exercise of stock awards		1.7					1.7
Restricted stock expense	200,185	1.4					1.4
Restricted stock units converted to common stock	51,500	0.4		(0.4)			—
Performance shares converted to common stock, restricted stock and restricted stock units	93,060	3.0		(3.0)			—
Performance share, performance units and restricted stock units expense				2.1			2.1
Other comprehensive income					18.7		18.7	18.7
Dividends paid ($2.35 per share)						(333.7)	(333.7)
Net income						133.2	133.2	133.2

February 29, 2008	138,649,778	114.7	—	5.0	17.4	773.8	910.9	$151.9

Common stock issuance	47,591	0.5					0.5
Common stock repurchases	(5,145,354)	(59.2)					(59.2)
Tax effect of exercise of stock awards		0.4					0.4
Restricted stock unit issuance				1.6			1.6
Restricted stock expense	(3,984)	0.5					0.5
Restricted stock units converted to common stock	127,254	1.3		(1.3)			—
Performance shares converted to common stock, restricted stock and restricted stock units	126,036	1.6		(1.6)			—
Performance share, performance units and restricted stock units expense				1.0			1.0
Other comprehensive loss					(39.9)		(39.9)	(39.9)
Dividends paid ($0.53 per share)						(71.3)	(71.3)
Net loss						(11.7)	(11.7)	(11.7)

February 27, 2009	133,801,321	$59.8	$—	$4.7	$(22.5)	$690.8	$732.8	$(51.6)

Common stock issuance	44,346	0.2					0.2
Common stock repurchases	(1,060,743)	(4.6)					(4.6)
Tax effect of exercise of stock awards		(1.0)					(1.0)
Restricted stock unit issuance				0.5			0.5
IDEO equity interest purchase				0.3			0.3
Restricted stock expense		0.3					0.3
Restricted stock units converted to common stock	144,595	1.6		(1.6)			—
Performance shares converted to common stock, restricted stock and restricted stock units	33,692	0.7		(0.7)			—
Performance share, performance units and restricted stock units expense				5.0			5.0
Other comprehensive gain					4.6		4.6	4.6
Dividends paid ($0.20 per share)						(26.9)	(26.9)
Net loss						(13.6)	(13.6)	(13.6)

February 26, 2010	132,963,211	$57.0	$—	$8.2	$(17.9)	$650.3	$697.6	$(9.0)

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 26,	February 27,	February 29,
	2010	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(13.6)	$(11.7)	$133.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74.2	87.3	92.4
Goodwill and intangible assets impairment charges	—	65.2	21.1
Changes in cash surrender value of COLI	(38.0)	39.0	(1.4)
Loss on disposal and fixed asset impairment	3.4	10.7	0.6
Deferred income taxes	(18.2)	(4.8)	11.3
Pension and post-retirement benefit cost	5.9	5.7	4.1
Restructuring charges (payments), net	(5.8)	11.0	(2.6)
Excess tax expense (benefit) from exercise and vesting of stock awards	1.0	(0.4)	(1.7)
Other	1.0	(1.8)	(1.1)
Changes in operating assets and liabilities, net of acquisitions, divestures, and deconsolidations:
Accounts receivable	44.7	70.2	(20.2)
Inventories	33.9	3.6	7.8
Other assets	2.5	(8.1)	3.3
Accounts payable	(16.7)	(50.0)	(0.6)
Employee compensation	(62.0)	(52.5)	28.6
Employee benefit obligations	(3.7)	(22.7)	(9.7)
Accrued expenses and other liabilities	(19.5)	(36.5)	(15.4)

Net cash (used in) provided by operating activities	(10.9)	104.2	249.7

INVESTING ACTIVITIES
Capital expenditures	(35.2)	(83.0)	(79.6)
Proceeds from disposal of fixed assets	9.4	4.9	27.5
Purchases of investments	(4.7)	(25.6)	(124.2)
Liquidations of investments	15.6	10.4	82.0
Divestitures and acquisitions	—	17.5	(13.8)
Proceeds from repayments of notes receivable	3.3	10.0	15.4
Other	1.6	4.7	1.4

Net cash used in investing activities	(10.0)	(61.1)	(91.3)

FINANCING ACTIVITIES
Dividends paid	(26.9)	(71.3)	(333.7)
Common stock repurchases	(4.6)	(59.2)	(165.3)
Common stock issuance	—	0.5	11.5
Excess tax (expense) benefit from exercise and vesting of stock awards	(1.0)	0.4	1.7
Borrowings of long-term debt	47.0	1.1	0.5
Repayments of long-term debt	(2.2)	(4.5)	(1.9)
Borrowings of lines of credit	4.2	2.9	14.8
Repayments of lines of credit	(3.5)	(2.1)	(12.0)

Net cash provided by (used in) financing activities	13.0	(132.2)	(484.4)

Effect of exchange rate changes on cash and cash equivalents	1.4	(7.2)	12.7

Net decrease in cash and cash equivalents	(6.5)	(96.3)	(313.3)
Cash and cash equivalents, beginning of year	117.6	213.9	527.2

Cash and cash equivalents, end of year	$111.1	$117.6	$213.9

Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$9.1	$16.7	$40.3

Interest paid	$17.7	$17.2	$16.5

Trade-in value received for existing corporate aircraft.	$18.5
Final progress payment towards replacement corporate aircraft.	(13.5)
Deposit towards future replacement corporate aircraft.	(1.0)

Proceeds from trade-in of corporate aircraft.	$4.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Steelcase Inc. is the world’s leading designer, marketer and manufacturer of office furniture. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,000 employees. We operate manufacturing and distribution center facilities in 28 principal locations. We distribute products through various channels, including independent and company-owned dealers, in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under North America and International reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 17.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the last Friday in February with each fiscal quarter typically including 13 weeks. The fiscal years ended February 26, 2010 and February 27, 2009 included 52 weeks. The fiscal year ended February 29, 2008 included 53 weeks.

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

Foreign Currency

For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities to U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Operations accounts at average exchange rates for the period.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany working capital loans and certain transactions with foreign locations, are recorded in Other income, net.

Cash and Cash Equivalents

Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets.

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable, notes receivable and investments in leases are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the economic environment and information gathered through our network of field-based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the trade balance based on historical trends and other factors previously referenced. Receivable balances are written off when we determine the balance is uncollectible. Subsequent recoveries, if any, are credited to bad debt expense when received. We consider an accounts receivable or notes receivable balance past due when payment is not received within the stated terms.

Concentrations of Credit Risk

Our trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we may assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

Inventories

Inventories are stated at the lower of cost or market. The North America segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The International segment values inventories primarily using the first in, first out method. Businesses within the Other category primarily use the first in, first out or the average cost inventory valuation methods. See Note 7 for additional information.

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

When assets are classified as “held for sale,” losses are recorded for the difference between the carrying amount of the property, plant and equipment and the estimated fair value less estimated selling costs. Property, plant and equipment are considered “held for sale” when it is expected that the asset is going to be sold within twelve months. See Note 8 for additional information.

Operating Leases

Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent. Rent expense under operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable. See Note 16 for additional information.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using seven reporting units where goodwill is recorded—specifically North America; Europe and Asia Pacific within the International segment; and Coalesse, Designtex, PolyVision and IDEO within the Other category. See Note 10 for additional information.

Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment in a manner consistent with goodwill. See Note 10 for additional information.

Self-Insurance

We are self-insured for certain losses relating to domestic workers’ compensation, product liability and a portion of employee medical, dental, and short-term disability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions.

A reserve for estimated future product liability costs incurred as of February 26, 2010 and February 27, 2009 was $7.1 and $9.4, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets.

The estimate for employee medical, dental, and short-term disability claims incurred as of February 26, 2010 and February 27, 2009 was $2.8 and $2.9, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

We offer a 5-year, 10-year or lifetime warranty for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for warranty costs is based on an estimated amount needed to cover future warranty obligations incurred as of the balance sheet date determined by historical claims and our knowledge of current events and actions.

	Year Ended
	February 26,	February 27,	February 29,
Product Warranties	2010	2009	2008
Balance as of beginning of period	$19.2	$21.6	$22.9
Accruals for warranty charges	16.8	16.9	12.2
Settlements	(13.9)	(19.3)	(13.5)

Balance as of end of period	$22.1	$19.2	$21.6

Pension and Other Post-Retirement Benefits

We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. We measure the net over- or under-funded positions of our defined benefit pension plans and post-retirement plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service cost, experience gains/losses or transition obligation is reported as a component of Accumulated Other Comprehensive Income (Loss), net of tax, in shareholders’ equity. See Note 12 for additional information.

Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and that are not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $3.6 as of February 26, 2010 and $2.7 as of February 27, 2009. Our undiscounted liabilities were $5.0 as of February 26, 2010 and $4.1 as of February 27, 2009. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, there may be conditional asset retirement obligations we have not yet discovered, and therefore, these obligations also have not been included in the consolidated financial statements.

Revenue Recognition

Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and estimated returns and allowances and are recognized when title and risks associated with ownership have passed to the dealer or customer. Typically, this is when product is shipped to the dealer. When product is shipped directly to an end customer, revenue is typically recognized upon delivery or upon acceptance by the end customer. Revenue from services is recognized when the services have been rendered. Total revenue does not include sales tax, as we consider ourselves a pass-through entity for collecting and remitting sales taxes.

Cost of Sales

Cost of sales includes material, labor and overhead. Included within these categories are such items as compensation expense, depreciation, facilities expense, inbound freight charges, warehousing costs, shipping and handling expenses, internal transfer costs and other costs of our distribution network.

Operating Expenses

Operating expenses include selling, general and administrative expenses not directly related to the manufacturing of our products. Included in these expenses are items such as compensation expense, depreciation, facilities expense, rental expense, royalty expense, information technology services, legal services and travel and entertainment expense.

Research and Development Expenses

Research and development expenses, which are expensed as incurred, were $33.0 for 2010, $50.0 for 2009 and $60.9 for 2008. We invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits associated with net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the net operating loss carryforwards. In making this determination we consider all available positive and negative evidence. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the position. The tax benefits from uncertain tax positions recognized are reflected at the amounts most likely to be sustained on examination. See Note 14 for additional information.

Stock-Based Compensation

Our stock-based compensation consists of restricted stock, restricted stock units, performance shares and performance units. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.

Restricted stock, restricted stock units, performance shares and performance units are credited to equity as they are expensed over their vesting periods based on the current market value of the shares expected to be issued or the applicable lattice model for shares with market conditions. See Note 15 for additional information.

Financial Instruments

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our long-term debt was approximately $309 and $235 as of February 26, 2010 and February 27, 2009, respectively. The fair value of our long-term debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments. See Note 6 and 11 for additional information.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts

A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency cost and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative instruments. Foreign exchange forward contracts serve to mitigate the risk of translation of certain foreign denominated net income, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, pound sterling and Canadian dollar and have maturity dates less than one year. See Note 6 for additional information.

	February 26,	February 27,
Consolidated Balance Sheets	2010	2009
Other current assets	$0.4	$10.2
Accrued expenses	(1.1)	(0.8)

Total net fair value of derivative instruments (1)	$(0.7)	$9.4

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $160.6 as of February 26, 2010 and $107.9 as of February 27, 2009.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended
	February 26,	February 27,	February 29,
Gain (Loss) Recognized in Consolidated Statements of Operations	2010	2009	2008
Cost of sales	$(0.8)	$0.7	$2.0
Other income, net	(3.3)	11.6	(21.6)

Total net gains (losses)	$(4.1)	$12.3	$(19.6)

Consolidated Statements of Cash Flows

In 2010, purchases and liquidations of investments and borrowings and repayments of lines of credit were presented on a gross basis on the Consolidated Statement of Cash flows. Such amounts were previously presented on a net basis for 2009 and 2008. The 2009 and 2008 Consolidated Statements of Cash Flows have been revised to present the gross presentation. The correction had no effect on net cash used in investing or financing activities.

3.	NEW ACCOUNTING STANDARDS

Fair Value Measurements

In Q3 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting statement on fair value measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. In Q4 2008, the FASB issued new guidance that delayed the effective date of the fair value measurements statement for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We adopted the new accounting statement for financial assets and liabilities beginning in Q1 2009, and for non-financial assets and liabilities beginning in Q1 2010, and neither adoption had a material impact on our consolidated financial statements. See Note 6 for additional information.

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

In Q3 2010, the FASB issued new guidance for the fair value measurement of investments in certain entities that calculate the net asset value per share (or its equivalent) determined as of the reporting entity’s measurement date. Certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment. We adopted the new guidance beginning in Q4 2010, and it did not have a material impact on our consolidated financial statements. See Note 6 for additional information.

In Q4 2010, the FASB issued updated guidance to add new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosure requirements are effective Q1 2011.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets of Defined Benefit Pension and Other Post-Retirement Plans

In Q4 2009, the FASB issued additional guidance on employers’ disclosures about plan assets of defined benefit pension or other post-retirement plans. The guidance expands the disclosures set forth in the initial guidance by adding required disclosures about how investment allocation decisions are made by management, major classes of plan assets and significant concentrations of risk. Additionally, the updated guidance requires employers to disclose information about the determination of plan assets fair value similar to the guidance applicable to our assets and liabilities. The updated guidance intends to enhance the transparency surrounding the types of plan assets and associated risks in employers’ defined benefit pension or other post-retirement plans. We adopted the new guidance in 2010 by adding disclosures to the consolidated financial statements. See Note 12 for additional information.

Noncontrolling Interests

In Q4 2008, the FASB issued a new accounting statement on noncontrolling interests in consolidated financial statements. This statement requires that the noncontrolling interest in the equity of a consolidated subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted the new accounting statement beginning in Q1 2010. As the amount of net income and interests of noncontrolling owners are not material, we have not separately presented such information in our consolidated financial statements for the periods presented.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on this guidance, we will deconsolidate a variable interest dealer during Q1 2011 which will have no effect on net income. For the year ended February 26, 2010, our Consolidated Statement of Operations included $54.7 of revenue, $19.8 of gross profit, $17.3 of operating expenses, $2.5 of operating income and $2.1 of other expense, net related to the dealer.

Revenue Recognition for Arrangements with Multiple Deliverables

In Q3 2010, the FASB issued amendments to the guidance on revenue recognition for arrangements with multiple deliverables. The new guidance amends the method of accounting for products and services separately rather than as a combined unit and requires new and expanded disclosures about revenue recognition for arrangements with multiple deliverables. The amendments are effective prospectively in Q1 2012. The adoption of the amendments will not have a material impact on our consolidated financial statements.

4.	EARNINGS PER SHARE

As a result of the adoption of new guidance on the determination of participating securities, we increased weighted average shares outstanding for basic earnings per share and decreased the effect of dilutive stock-based compensation for the years ended February 27, 2009 and February 29, 2008 by 0.0 and 0.4, respectively. However, earnings per share amounts did not change for any of the periods presented.

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of additional common shares that would have been outstanding if the shares that may be earned under non-participating securities awards granted, but not yet earned or vested, under our stock incentive plan had been issued. See Note 15 for additional information.

Diluted earnings per share includes the effects of dilutive shares and potential shares issued under our stock incentive plan. However, diluted earnings per share does not reflect the effects of options, performance shares and certain performance units of 3.7 million for 2010, 4.2 million for 2009 and 3.4 million for 2008 because those potential shares were not dilutive.

	Year Ended
	February 26,	February 27,	February 29,
Earnings Per Share	2010	2009	2008
Net income (loss)	$(13.6)	$(11.7)	$133.2

Weighted-average shares outstanding for basic net earnings per share (in millions)	132.9	134.4	142.5
Effect of dilutive stock-based compensation (in millions)	—	—	0.7

Adjusted weighted-average shares outstanding for diluted net earnings per share (in millions)	132.9	134.4	143.2

Earnings per share of common stock:
Basic	$(0.10)	$(0.09)	$0.93

Diluted	$(0.10)	$(0.09)	$0.93

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Before Tax	Tax (Expense)	Net of
Comprehensive income (loss)	Amount	Benefit	Tax Amount
2008
Net income			$133.2
Other comprehensive income
Foreign currency translation adjustments	$22.4	$—	22.4
Minimum pension liability	(3.2)	1.2	(2.0)
Derivative adjustments	(0.5)	0.2	(0.3)
Unrealized loss on investments, net	(2.2)	0.8	(1.4)

	$16.5	$2.2	18.7

Total comprehensive income			$151.9

2009
Net loss			$(11.7)
Other comprehensive loss
Foreign currency translation adjustments	$(40.9)	$—	(40.9)
Minimum pension liability	4.6	(3.0)	1.6
Derivative adjustments	(0.8)	0.2	(0.6)

	$(37.1)	$(2.8)	(39.9)

Total comprehensive loss			$(51.6)

2010
Net loss			$(13.6)
Other comprehensive income
Foreign currency translation adjustments	$18.9	$—	18.9
Minimum pension liability	(29.8)	16.7	(13.1)
Unrealized loss on investments, net	(1.9)	0.7	(1.2)

	$(12.8)	$17.4	4.6

Total comprehensive loss			$(9.0)

Foreign currency translation adjustments of $18.9 for the year ended February 26, 2010 reflect the impact of the changes in certain foreign currency values (principally the euro, pound, sterling and Canadian dollar) relative to the U.S. dollar. As of February 26, 2010, approximately 25% of our net assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros. In Q3 2010, we determined we had not appropriately recorded deferred income taxes related to the minimum pension liability associated with our 2005 adoption of the accounting requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Accordingly, we recorded an adjustment to increase deferred income taxes by $6.0 with a corresponding amount to the minimum pension liability. This adjustment was not considered material to our current filing or any other prior period filing.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss) consisted of the following:

	February 26,	February 27,
Accumulated Other Comprehensive Income (Loss)	2010	2009
Foreign currency translation adjustments	$(24.2)	$(43.1)
Minimum pension liability	8.5	21.6
Derivative adjustments	0.4	0.4
Unrealized loss on investments, net	(2.6)	(1.4)

Total accumulated other comprehensive income (loss)	$(17.9)	$(22.5)

Defined benefit and post-retirement pension plans as a component of Accumulated other comprehensive income (loss) are presented in the table below.

	Before Tax	Tax (Expense)	Net of
Minimum Pension Liability	Amount	Benefit	Tax Amount
Balance as of February 29, 2008	$32.2	$(12.2)	$20.0

Prior service cost (credit) from plan amendment arising during period	(0.6)	0.4	(0.2)
Amortization of prior service (cost) credit included in net periodic pension cost	(6.8)	4.4	(2.4)

Net prior service cost (credit) during period	(7.4)	4.8	(2.6)
Net actuarial gain (loss) arising during period	9.9	(6.5)	3.4
Amortization of net actuarial (gain) loss included in net periodic pension cost	0.5	(0.3)	0.2

Net actuarial gain (loss) during period	10.4	(6.8)	3.6
Foreign currency translation adjustments	1.6	(1.0)	0.6

Current period change	4.6	(3.0)	1.6

Balance as of February 27, 2009	$36.8	$(15.2)	$21.6

Prior service cost (credit) from plan amendment arising during period	2.1	(1.1)	1.0
Amortization of prior service (cost) credit included in net periodic pension cost	(7.0)	3.9	(3.1)

Net prior service cost (credit) during period	(4.9)	2.8	(2.1)
Net actuarial gain (loss) arising during period	(25.1)	14.1	(11.0)
Amortization of net actuarial (gain) loss included in net periodic pension cost	0.8	(0.4)	0.4

Net actuarial gain (loss) during period	(24.3)	13.7	(10.6)
Foreign currency translation adjustments	(0.6)	0.2	(0.4)

Current period change	(29.8)	16.7	(13.1)

Balance as of February 26, 2010	$7.0	$1.5	$8.5

6.	FAIR VALUE

Fair value measurements are classified under the following hierarchy:

Level 1—Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value in our Consolidated Balance Sheet as of February 26, 2010 are summarized below:

	February 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$111.1	$—	$—	$111.1
Managed investment portfolio	64.8	—	—	64.8
Auction rate securities	—	—	19.6	19.6
Other short-term investments	3.4	—	—	3.4
Other long-term investments	0.5	—	—	0.5
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
Foreign exchange forward contracts	—	0.4	—	0.4

	$179.8	$0.4	$23.4	$203.6

Liabilities
Foreign exchange forward contracts	—	(1.1)	—	(1.1)

	$—	$(1.1)	$—	$(1.1)

	February 27, 2009
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$117.6	$—	$—	$117.6
Managed investment portfolio	70.5	—	—	70.5
Auction rate securities	—	—	21.5	21.5
Foreign exchange forward contracts	—	10.2	—	10.2
Other short-term investments	5.1	—	—	5.1
Canadian asset-backed commercial paper restructuring notes	—	—	3.3	3.3
Privately-held equity investments	—	—	1.0	1.0

	$193.2	$10.2	$25.8	$229.2

Liabilities
Foreign exchange forward contracts	—	(0.8)	—	(0.8)

	$—	$(0.8)	$—	$(0.8)

Managed Investment Portfolio and Other Investments

Our managed investment portfolio consists of short-term investments in U.S. Treasury, U.S. Government agency and corporate debt instruments, and our investment manager operates under a mandate

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to keep the average duration of investments under 2 years. Our managed investment portfolio and other investments, including both short-term and long-term investments, are considered available-for-sale. Fair values for these investments are based upon valuations for identical instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

The cost basis for these investments was $68.3 and $75.2 as of February 26, 2010 and February 27, 2009, respectively. In addition, as of February 26, 2010 and February 27, 2009, the gross unrealized gains and losses were not material. As of February 26, 2010, approximately 20% of the debt securities mature within one year, approximately 40% in two years and approximately 40% in three years. As of February 27, 2009, approximately 40% of the debt securities mature within one year, approximately 40% in two years and approximately 20% in three years.

Auction Rate Securities

As of February 26, 2010, we held auction rate securities (“ARS”) totaling $26.5 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined intervals every 7 to 28 days. The auctions failed in 2008 and are not being conducted at this time. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We will not be able to liquidate the related principal amounts until a buyer is found outside of the auction process, the issuer calls the security or the security matures according to contractual terms. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to liquidate these investments will have no impact on our ability to fund our ongoing operations.

While there has been no payment default with respect to our ARS, these investments are not currently trading and therefore do not currently have a readily-determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate paid as a result of the failed auctions. Our discounted cash flow analysis estimates future cash flows from our ARS over their anticipated workout period at discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $26.5 were adjusted to an estimated fair value of $21.5 as of February 27, 2009, and subsequently adjusted to an estimated fair value of $19.6 as of February 26, 2010.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Through 2010, we recorded other-than-temporary impairment losses and unrealized impairment losses of $2.2 and $4.7, respectively, on our ARS. Factors considered in determining whether a loss is other-than- temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired during 2010 were impaired due to general credit declines. Temporary impairments are recorded as unrealized losses in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase in the recovery

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period by one year would reduce the estimated fair value of our investment in ARS by approximately $0.4. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $1.0.

We continue to monitor the market for ARS and consider the impact, if any, on the estimated fair value of these investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional other-than-temporary impairments and/or unrealized impairment losses.

Canadian Asset-Backed Commercial Paper Restructuring Notes

As of February 26, 2010, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $5.0. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9.

The restructuring notes were issued under the court-approved restructuring entity, Master Asset Vehicle II, in 2009. We held a class A-1 note, a class A-2 note, a class B note and a class C note. The class A-1 note is rated “A” by Dominion Bond Rating Service and equals 68% of the par value of the notes; the class A-2 note is rated “BBB” by Dominion Bond Rating Service and equals to 17% of the par value. The class B and class C notes carry no rating, are subordinated to the class A notes and approximate 15% of the par value of the notes. There is not an active trading market for any of these notes, and they pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points. Due to historically low short-term interest rates, less than $0.1 of interest was received during 2010.

Data from the administrator of the restructuring committee indicates the class A-1 and class A-2 notes are expected to be retired at par in six to seven years and the class B and class C notes represent the estimated loss on the underlying pool of financial assets. We evaluated our investment for impairment as of February 26, 2010 using a discounted cash flow analysis. Our analysis concluded that no additional impairment was necessary.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 26, 2010 and February 27, 2009:

		Canadian
		Asset-Backed	Privately-
	Auction Rate	Commercial	Held Equity
Rollforward of Fair Value Using Level 3 Inputs	Securities	Paper	Investments
Balance as of March 1, 2008	$23.9	$4.1	$2.5
Reclassified to Level 1 available-for-sale securities	—	—	(1.3)
Unrealized losses on investments	(0.4)	—	(0.2)
Other-than-temporary impairments	(2.0)	—	—
Currency translation adjustment	—	(0.8)	—

Balance as of February 27, 2009	$21.5	$3.3	$1.0

Unrealized losses on investments	(1.7)	—	—
Other-than-temporary impairments	(0.2)	—	(1.1)
Currency translation adjustment	—	0.5	—
Purchases of investments	—	—	0.1

Balance as of February 26, 2010	$19.6	$3.8	$—

7.	INVENTORIES

	February 26,	February 27,
Inventories	2010	2009
Raw materials	$45.8	$61.3
Work in process	11.9	15.9
Finished goods	62.0	79.9

	119.7	157.1
LIFO reserve	(21.3)	(27.2)

	$98.4	$129.9

The portion of inventories determined by the LIFO method aggregated $39.0 and $47.8 as of February 26, 2010 and February 27, 2009, respectively. During 2010, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $4.0 decrease in the LIFO reserve, along with additional deflation impacts of $1.5 during the year. During 2009, a reduction in inventory quantities also resulted in a liquidation of applicable LIFO inventory quantities which resulted in a $4.5 decrease in the LIFO reserve, partially offset by inflation impacts of $1.9 during the year.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	February 26,	February 27,
Property, Plant and Equipment	(Years)	2010	2009
Land	—	$44.0	$41.8
Buildings and improvements	10 – 40	560.8	550.1
Machinery and equipment	3 – 15	800.3	770.8
Furniture and fixtures	5 – 8	80.5	82.7
Leasehold improvements	3 – 10	83.3	77.3
Capitalized software	3 – 10	145.2	141.2
Construction in progress	—	11.5	49.7

		1,725.6	1,713.6
Accumulated depreciation		(1,309.9)	(1,280.3)

		$415.7	$433.3

A majority of the net book value of property, plant equipment relates to machinery and equipment of $163.4 and building and improvements of $135.5. Depreciation expense on property, plant and equipment approximated $69.4 for 2010, $79.1 for 2009 and $84.0 for 2008. The estimated cost to complete construction in progress as of February 26, 2010 was $40.1, including $27.0 related to the replacement of corporate aircraft. Interest costs capitalized in construction in progress amounted to $0.1 for 2010, $1.4 for 2009 and $1.0 for 2008.

9.	COMPANY-OWNED LIFE INSURANCE

Investments in company-owned life insurance (“COLI”) policies were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 26, 2010 aggregated approximately $186, with a related deferred tax asset of approximately $76. See Note 12 for additional information. However, the COLI policies do not represent a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time. The policies are recorded at their net cash surrender values, as reported by the four issuing insurance companies, whose Standard & Poor’s financial strength ratings range from AA- to AAA.

Following is a summary of COLI as of February 26, 2010 and February 27, 2009:

	Ability to Choose		Target Asset	February 26,	February 27,
Type	Investments	Net Return	Allocation	2010	2009
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$109.3	$103.9
Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	25% Fixed Income; 75% Equity	100.3	67.7

				$209.6	$171.6

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net returns in cash surrender value, normal insurance expenses and death benefit gains resulted in non-taxable income of $38.7 in 2010, non-tax deductible loss of ($36.6) in 2009 and non-taxable income of $4.1 in 2008. The allocation of COLI income or loss between Cost of sales and Operating expenses in the Consolidated Statements of Operations is consistent with the costs associated with the long-term employee benefit obligations that COLI is intended to fund. Following is a summary of the allocation of COLI income for 2010, 2009 and 2008:

	Year Ended
	February 26,	February 27,	February 29,
COLI Income (Loss) Recognized in Consolidated Statements of Operations	2010	2009	2008
Cost of sales	$20.5	$(22.8)	$(0.1)
Operating expenses	18.2	(13.8)	4.2

Total COLI income (loss)	$38.7	$(36.6)	$4.1

10.	GOODWILL & OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill during the years ended February 26, 2010 and February 27, 2009, by reportable segment, is as follows:

	North
Goodwill	America	International	Other	Total
Goodwill	51.1	282.0	157.5	490.6
Accumulated impairment losses	—	(229.9)	(8.6)	(238.5)

Balance as of February 29, 2008	51.1	52.1	148.9	252.1
Transfers (1)	19.3	—	(19.3)	—
Dispositions and adjustments (2)	(8.2)	(0.2)	(0.2)	(8.6)
Impairments (3)	(1.7)	—	(52.3)	(54.0)
Currency translation adjustments	(1.9)	(6.5)	—	(8.4)

Goodwill	60.3	275.3	138.0	473.6
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 27, 2009	58.6	45.4	77.1	181.1
Transfers (1)	3.8	—	(3.8)	—
Dispositions and adjustments (2)	(1.4)	0.1	—	(1.3)
Currency translation adjustments	1.5	2.5	—	4.0

Goodwill	64.2	277.9	134.2	476.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

February 26, 2010	$62.5	$48.0	$73.3	$183.8

(1)	In 2009, we reduced the operations of our Financial Services subsidiary and transitioned its residual activities to North America, resulting in a reclassification of $2.3 between our North America segment and the Other category.

In 2009, we transferred a portion of PolyVision’s premium whiteboard business to the North America segment, resulting in a reclassification of $17.0 between the Other category and the North America segment.

In 2010, the transfer of a portion of Coalesse’s healthcare business to the North America segment resulted in a reclassification of $3.8 between the Other category and the North America segment.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In 2009, we sold Custom Cable Industries, Inc, a wholly-owned subsidiary in our North America segment. In 2010, we deconsolidated a variable interest dealer in our North America segment.

(3)	During the second half of 2009, there was a substantial decline in the market price of our Class A Common Stock and thus our market capitalization. As part of our annual goodwill impairment test, we prepared a reconciliation of the fair value of our reporting units to the sum of our total market capitalization plus a 30% control premium as of February 27, 2009 (our “adjusted market capitalization”). The control premium represented an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. Our discounted cash flow analysis was based on the present value of projected cash flows of the reporting units plus a residual value. As part of the reconciliation to our adjusted market capitalization, we made adjustments to our estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of our reporting units. Through this reconciliation process, we determined the fair value of PolyVision was less than its carrying value, resulting in a Q4 goodwill impairment charge of $52.1 in the Other category.

In addition, during our annual impairment testing, we evaluated our investment in an unconsolidated dealer, which resulted in a Q4 2009 goodwill impairment charge of $1.7 in the North America segment.

As of February 26, 2010 and February 27, 2009, our other intangible assets and related accumulated amortization consisted of the following:

	February 26,				February 27,
	2010				2009
	Weighted
	Average
	Useful Life		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	10.1	$24.7	$18.2	$6.5	$24.7	$16.3	$8.4
Trademarks	9.4	35.5	30.8	4.7	34.1	27.6	6.5
Non-compete agreements	4.5	1.2	0.9	0.3	1.1	0.6	0.5
Other	6.1	7.8	6.9	0.9	7.3	5.7	1.6

		69.2	56.8	12.4	67.2	50.2	17.0

Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6

		$81.8	$56.8	$25.0	$79.8	$50.2	$29.6

In 2010, no intangible asset impairment charges were recorded. In 2009, as a result of our reduced market capitalization and our annual impairment testing, we recorded intangible asset impairment charges of $10.9 related to PolyVision, of which $7.1 related to intangible assets subject to amortization and $3.8 related to intangible assets not subject to amortization.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2010, we recorded amortization expense of $4.8 on intangible assets subject to amortization compared to $8.2 for 2009 and $8.4 for 2008. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2011	$2.9
2012	2.8
2013	2.2
2014	1.7
2015	1.4
Thereafter	1.4

$12.4

Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

11.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range	Fiscal Year	February 26,	February 27,
Debt Obligations	as of February 26, 2010	Maturity Range	2010	2009
U.S. dollar obligations:
Senior notes (1)	6.5%	2012	$249.8	$249.6
Revolving credit facilities (2)	—	—	—	—
Notes payable (3)	LIBOR + 3.35%	2017	45.4	0.2
Capitalized lease obligations	5.9%-7.6%	2011-2014	1.0	1.5

			296.2	251.3

Foreign currency obligations:
Revolving credit facilities (4)	1.0%-7.6%	2011	4.6	3.9

Total short-term borrowings and long-term debt			300.8	255.2
Short-term borrowings and current portion of long-term debt (5)			7.4	4.4

Long-term debt			$293.4	$250.8

(1)	During 2007, we issued $250 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and are being amortized over the life of the 2012 Notes. Although the coupon rate of the 2012 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The proceeds from the 2012 Notes were used to redeem $250 of senior subordinated notes that were due in November 2006. We may redeem some or all of the 2012 Notes at any time. The redemption price would equal the greater of (1) the full principal amount of the notes being redeemed, or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 25 basis points; plus, in both cases, accrued and

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unpaid interest. During 2010, 2009 and 2008, we recorded amortization expense of $0.1 in each year related to the discount on the 2012 Notes.

(2)	We have a $125 global committed bank facility which was entered into in Q4 2010. As of February 26, 2010, there were no borrowings outstanding under the facility, although our availability was limited to $85 as a result of covenant constraints and $15 utilized through an issued letter of credit. As of February 27, 2009, there were no borrowings outstanding under the previous global committed bank facility, although our availability was limited as a result of $18 utilized through an issued letter of credit. We had no draws against our standby letters of credit during 2010 or 2009. As of February 26, 2010 and February 27, 2009, we were in compliance with all covenants under the applicable facility.

(3)	During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(4)	We have agreements with certain financial institutions which provide for borrowings on unsecured non-committed short-term credit facilities of up to $17.0 of U.S. dollar obligations and $53.7 of foreign currency obligations as of February 26, 2010. Interest rates are variable and determined by each agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions and may be changed or cancelled by the banks at any time. Borrowings on these facilities as of February 26, 2010 and February 27, 2009 were $4.6 and $3.9, respectively. In addition to the borrowings, we had $3.0 as of both February 26, 2010 and February 27, 2009 in outstanding standby letters of credit against these facilities. We had no draws against our standby letters of credit during 2010 or 2009.

(5)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 5.1% and 6.0% as of February 26, 2010 and February 27, 2009, respectively.

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2011	$7.4
2012	252.5
2013	2.5
2014	2.4
2015 and after	36.0

$300.8

Global Credit Facility

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the facility is based on one of the following two options, as selected by us:

•	The Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months, or

•	For Floating Rate Loans (as defined in the credit agreement), the highest of the prime rate, the Federal funds effective rate plus 0.5% and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

The facility requires us to satisfy two financial covenants:

•	A maximum leverage ratio covenant, which is measured by the ratio of Indebtedness (as defined in the credit agreement), minus the amount, if any, of Liquidity (as defined in the credit agreement) in excess of $25, to trailing four quarter Adjusted EBITDA (as defined in the credit agreement, and which includes adjustments for certain cash dividends received, extraordinary or unusual non-cash gains and losses, impairments and cash restructuring charges) and is required to be no greater than 3.0:1.

•	A minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter Adjusted EBITDA to trailing four quarter interest expense and is required to be no less than 3.5:1.

The facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement.

As of February 26, 2010, we were in compliance with all covenants under the facility.

12.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 26,	February 27,
Employee Benefit Plan Obligations	2010	2009
Defined contribution retirement plans	$1.3	$22.1
Post-retirement medical benefits	131.8	117.7
Defined benefit pension plans	38.4	30.5
Deferred compensation plans and agreements	34.7	32.1

	206.2	202.4
Current portion	16.7	38.0

Long-term portion	$189.5	$164.4

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) pre-tax contributions, fund the Retirement Plan. All contributions are made to a trust which is held for the sole

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit of participants. Company contributions for this plan are discretionary and can be declared by the Compensation Committee of our Board of Directors any time during each fiscal year. In 2010, there were no Company contributions to the Retirement Plan, and we suspended our 401(k) matching contributions. As of February 26, 2010 and February 27, 2009, the trust had net assets of approximately $1.1 billion and $0.9 billion, respectively. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

Total expense under all defined contribution retirement plans was $1.7 for 2010, $27.5 for 2009 and $30.2 for 2008. We expect to fund approximately $1.6 related to our defined contribution plans in 2011, which reflects the reductions in Company contributions to the Retirement Plan.

Post-Retirement Medical Benefits

We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement insurance benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for post-retirement medical benefits and other employee obligations. See Note 9 for additional information. While we do not expect the timing of cash flows to match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy, thereby creating the potential for benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. In 2010, 2009 and 2008, the Medicare Act subsidies reduced pre-tax post-retirement expense by $2.2, $3.4 and $4.3, respectively.

Total expense under post-retirement medical benefit plans (which includes the impact of Medicare Act subsidies) was $2.6 for 2010, $1.4 for 2009 and $0.7 for 2008, including curtailment gains of $0.0 in 2010, $0.6 in 2009 and $1.1 in 2008 due to workforce reductions.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans

Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The accrued benefit plan obligation for the non-qualified supplemental retirement plans is primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but we have purchased company-owned life insurance policies with the intention of utilizing them as a long-term funding source for this plan. See Note 9 for additional information. Our foreign plans are subject to currency translation impacts. The funded status of our defined benefit pension plans is as follows:

	February 26, 2010			February 27, 2009
	Qualified Plans		Non-qualified	Qualified Plans		Non-qualified
Defined Benefit Pension			Supplemental			Supplemental
Plan Obligations	Domestic	Foreign	Retirement Plans	Domestic	Foreign	Retirement Plans
Plan assets	$8.4	$36.3	$—	$7.3	$28.4	$—
Projected benefit plan obligations	8.5	48.4	26.1	7.3	39.9	19.0

Funded status	$(0.1)	$(12.1)	$(26.1)	$—	$(11.5)	$(19.0)

Long-term asset	$0.1	$—	$—	$0.1	$—	$—
Current liability	—	—	(2.4)	—	—	(1.5)
Long-term liability	(0.2)	(12.1)	(23.7)	(0.1)	(11.5)	(17.5)

Total accrued benefit plan obligations	$(0.1)	$(12.1)	$(26.1)	$—	$(11.5)	$(19.0)

Accumulated benefit obligation	$8.5	$45.7	$24.5	$7.3	$37.1	$17.3

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-retirement Plans

The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 26,	February 27,	February 26,	February 27,
Changes in Projected Benefit Obligations, Assets and Funded Status	2010	2009	2010	2009
Change in benefit obligations:
Projected benefit plan obligations, beginning of year	$66.1	$85.6	$117.7	$132.7
Service cost	1.4	1.9	0.9	0.9
Interest cost	4.6	4.8	8.8	8.2
Amendments	—	0.6	(2.1)	—
Net actuarial loss (gain)	13.2	(9.5)	18.1	(12.8)
Plan participants’ contributions	—	—	6.3	5.9
Estimated Medicare subsidies received	—	—	1.0	0.8
Currency changes	3.9	(12.5)	0.6	(0.9)
Adjustment due to plan curtailment	(0.8)	—	—	(0.3)
Adjustment due to plan settlement	(0.3)	—	—	—
Benefits paid	(5.1)	(4.8)	(19.5)	(16.8)

Projected benefit plan obligations, end of year	83.0	66.1	131.8	117.7

Change in plan assets:
Fair value of plan assets, beginning of year	35.7	57.2	—	—
Actual return on plan assets	8.7	(8.9)	—	—
Employer contributions	2.5	2.6	12.2	10.1
Plan participants’ contributions	—	—	6.3	5.9
Estimated Medicare subsidies received	—	—	1.0	0.8
Currency changes	2.9	(10.4)	—	—
Benefits paid	(5.1)	(4.8)	(19.5)	(16.8)

Fair value of plan assets, end of year	44.7	35.7	—	—

Funded status	$(38.3)	$(30.4)	$(131.8)	$(117.7)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$0.1	$0.1	$—	$—
Current liability	(2.4)	(1.5)	(9.5)	(9.8)
Long-term liability	(36.0)	(29.0)	(122.3)	(107.9)

Net amount recognized	$(38.3)	$(30.4)	$(131.8)	$(117.7)

Amounts recognized in accumulated other comprehensive income (loss)—pretax:
Actuarial loss (gain)	$14.1	$7.0	$7.9	$(10.2)
Prior service cost (credit)	0.3	0.4	(29.3)	(34.0)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$14.4	$7.4	$(21.4)	$(44.2)

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.9		$0.1
Prior service cost (credit)	0.1		(7.2)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$1.0		$(7.1)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 26,	February 27,	February 29,	February 26,	February 27,	February 29,
Assumptions	2010	2009	2008	2010	2009	2008
Components of expense:
Service cost	$1.4	$1.9	$2.3	$0.8	$0.9	$1.2
Interest cost	4.6	4.8	5.0	8.8	8.2	7.7
Amortization of net loss (gain)	0.8	0.4	0.4	—	(0.1)	—
Amortization of prior year service cost (credit)	—	0.6	0.1	(7.0)	(7.0)	(7.1)
Expected return on plan assets	(2.3)	(3.4)	(4.2)	—	—	—
Adjustment due to plan curtailment	(0.8)	—	—	—	(0.6)	(1.1)
Adjustment due to plan settlement	(0.4)	—	(0.1)	—	—	—

Net expense	$3.3	$4.3	$3.5	$2.6	$1.4	$0.7

Expense recognized in beginning retained earnings (change in measurement date)	—	—	0.2	—	—	—

Net expense recognized in consolidated statements of operations	$3.3	$4.3	$3.3	$2.6	$1.4	$0.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 26,	February 27,	February 29,	February 26,	February 27,	February 29,
Assumptions	2010	2009	2008	2010	2009	2008
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net loss (gain)	$7.0	$3.0	$(2.7)	$18.1	$(12.9)	$(1.9)
Prior service cost (credit)	—	0.6	—	(2.1)	—	—
Amortization of gain (loss)	(0.8)	(0.6)	(0.2)	—	0.1	—
Amortization of prior year service credit (cost)	—	(0.6)	(0.1)	7.0	7.4	8.1

Total recognized in other comprehensive income (loss)	6.2	2.4	(3.0)	23.0	(5.4)	6.2

Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$9.5	$6.7	$0.3	$25.6	$(4.0)	$6.9

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.30%	6.90%	6.25%	5.88%	7.50%	6.50%
Rate of salary progression	3.10%	3.50%	3.75%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	7.30%	6.10%	5.50%	7.51%	6.40%	5.80%
Expected return on plan assets	5.00%	4.90%	6.75%	—	—	—
Rate of salary progression	3.90%	3.80%	4.00%	—	4.50%	4.50%

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

The assumed healthcare cost trend was 10.0% for pre-age 65 retirees and 6.0% for post-age 65 retirees as of February 26, 2010, gradually declining to 4.5% after 10 years. As of February 27, 2009, the assumed healthcare cost trend was 10.6% for pre-age 65 retirees and 9.5% for post-age 65 retirees, gradually declining to 4.5% after 11 years. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 26, 2010:

	One percentage	One percentage
Health Cost Trend Sensitivity	point increase	point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	$4.4	$(3.9)

Plan Assets

The investments of the U.S. plans are managed by third-party investment managers. The investment strategy for the U.S. plans is to maximize returns while taking into consideration the investment horizon and expected volatility to ensure there are sufficient assets to pay benefits as they come due.

The investments of the non-U.S. plans are managed by third-party investment managers. These investment managers follow local regulations; we are not actively involved in the investment strategies. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, assets classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 26, 2010 and February 27, 2009 are in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

	February 26, 2010		February 27, 2009
	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations
Equity securities	43%	48%	39%	46%
Debt securities	40	33	40	32
Real estate	2	3	2	3
Other (1)	15	16	19	19

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 26, 2010, by asset category are as follows.

	February 26, 2010
Fair Value of Pension Plan Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.6	$—	$—	$0.6
Equity securities:
U.S. large-cap (1)	0.9	—	—	0.9
U.S. small-cap (1)	0.9	—	—	0.9
U.S. index (1)	0.3	—	—	0.3
International (1)	6.7	4.0	—	10.7
Fixed income securities:
Bond funds (1)	3.0	9.2	—	12.2
Other investments:
Group annuity contract (2)	—	—	2.7	2.7
Insurance products (1)	—	12.3	—	12.3
Guaranteed insurance contracts (3)	—	—	3.3	3.3
Property funds (1)	0.8	—	—	0.8

	$13.2	$25.5	$6.0	$44.7

(1)	These investments are valued utilizing a market approach that includes various valuation techniques and sources such as the net asset value per share multiplied by the number of shares held as of the measurement date, broker quotes in active markets and reported trades.

(2)	Group annuity contracts are valued utilizing a discounted cash flow model. The term “cash flow” refers to the future principal and interest payments we expect to receive on a given asset in the general account. The model projects future cash flows separately for each investment period and each category of investment.

(3)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the year ended February 26, 2010:

	Group	Guaranteed
	Annuity	Insurance
Rollforward of Fair Value Using Level 3 Inputs	Contract	Contracts
Balance as of March 1, 2009	$2.7	$3.4
Unrealized return on plan assets, including changes in foreign exchange rates	0.2	0.8
Purchases, sales, and other, net	$(0.2)	$(0.9)

Balance as of February 26, 2010	$2.7	$3.3

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect to contribute approximately $4 to our pension plans and $11 to our post-retirement plans in 2011. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

	Post-retirement Plans
		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending in February	Pension Plans	Subsidy	Subsidy	Act Subsidy
2011	$6.8	$11.2	$(1.5)	$9.7
2012	4.9	11.3	(1.6)	9.7
2013	6.5	11.2	(1.8)	9.4
2014	5.5	11.4	(2.0)	9.4
2015	6.3	11.5	(2.1)	9.4
2016-2020	28.5	62.8	(12.7)	50.1

Deferred Compensation Programs

We maintain four deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan, but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Under the fourth plan, our non-employee directors may elect to defer all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option(s) selected by the participant.

These deferred compensation obligations are unfunded, but we purchased company-owned life insurance policies with the intention of utilizing them as a future funding source for these deferred compensation obligations. See Note 9 for additional information.

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.1 for 2010, ($0.5) for 2009 and $2.9 for 2008. The deferred compensation benefit recorded in 2009 is due to the downturn in the financial markets which produced negative net returns to participants for the year and reduced our obligations beyond the compensation deferrals made during the year.

13.	CAPITAL STRUCTURE

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share Repurchases and Conversions

During 2010, we repurchased 1.1 million shares of our Class A Common Stock for $4.6. During 2009, we repurchased 5.1 million shares of our Class A Common Stock for $59.2. During 2010 and 2009, 3.0 and 1.3 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	INCOME TAXES

Provision for Income Taxes

The provision for income taxes on income (loss) before income taxes consists of:

	Year Ended
	February 26,	February 27,	February 29,
Provision for Income Taxes—Expense (Benefit)	2010	2009	2008
Current income taxes:
Federal	$(22.1)	$(1.7)	$46.1
State and local	(2.1)	1.4	5.0
Foreign	6.6	10.9	17.5

	(17.6)	10.6	68.6

Deferred income taxes—temporary differences:
Federal	4.9	(10.2)	7.1
State and local	—	(1.0)	(0.4)
Foreign	(8.2)	(1.0)	0.2

	(3.3)	(12.2)	6.9

Deferred income taxes—other:
Adjustments arising due to changes in tax rates	—	—	3.2
Valuation allowance adjustments	3.4	4.5	(0.5)

	3.4	4.5	2.7

Income tax expense (benefit)	$(17.5)	$2.9	$78.2

Income taxes were based on the following sources of income (loss) before income tax expense:

	Year Ended
	February 26,	February 27,	February 29,
Source of income (loss) Before Income Tax Expense	2010	2009	2008
Domestic	$(2.5)	$(56.2)	$135.5
Foreign	(28.6)	47.4	75.9

	$(31.1)	$(8.8)	$211.4

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

	Year Ended
	February 26,	February 27,	February 29,
Income Tax Provision (Benefit) Reconciliation	2010	2009	2008
Tax expense at the U.S. federal statutory rate	$(10.9)	$(3.1)	$74.0
COLI (income) loss (1)	(13.5)	12.8	(1.4)
Valuation allowance provisions	5.5	(0.1)	(0.8)
Valuation allowance adjustments (2)	3.4	4.5	(1.5)
Foreign operations, less applicable foreign tax credit	(0.8)	(4.8)	(0.5)
U.S. research tax credit	(0.8)	(2.9)	(2.6)
Medicare Part D benefits	(0.8)	(1.2)	(1.5)
Goodwill impairments (3)	—	6.7	1.9
Tax reserve adjustments (4)	—	(7.7)	—
Enacted rate changes (5)	—	—	3.2
Other	0.4	(1.3)	7.4

Total income tax expense recognized	$(17.5)	$2.9	$78.2

(1)	The net returns in cash surrender value, normal insurance expenses and death benefit gains from COLI are non-taxable.

(2)	Valuation allowances have been recognized when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances were adjusted to reflect current market conditions, changes in profitability expectations and implementation of certain tax planning strategies.

(3)	Impairment adjustments related to goodwill recorded in purchase accounting are non-tax deductible.

(4)	Reserves were adjusted in 2009 as a result of the completion of a multi-year audit in the U.S.

(5)	Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Deferred tax assets and liabilities were adjusted in 2008 to reflect tax law and rate changes enacted in Germany, United Kingdom, Mexico and Canada.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes

The significant components of deferred income taxes are as follows:

	February 26,	February 27,
Deferred Income Taxes	2010	2009
Deferred income tax assets:
Employee benefit plan obligations	$120.3	$108.9
Foreign and domestic net operating loss carryforwards	89.6	72.0
Reserves and accruals	31.8	31.3
Tax credit carryforwards	24.8	11.3
Other, net	11.4	16.4

Total deferred income tax assets	277.9	239.9
Valuation allowance	(38.2)	(26.9)

Net deferred income tax assets	239.7	213.0

Deferred income tax liabilities:
Property, plant and equipment	37.4	32.5
Intangible assets	13.0	11.7

Total deferred income tax liabilities	50.4	44.2

Net deferred income taxes	$189.3	$168.8

Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$57.7	$63.8
Deferred income tax assets—non-current	136.4	108.9
Deferred income tax liabilities—current	0.2	0.1
Deferred income tax liabilities—non-current	4.6	3.8

In general, it is our practice and intention to reinvest the earnings of our non U.S. subsidiaries in those operations. As of February 26, 2010, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $232.5 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Current Taxes Payable or Refundable

Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

	February 26,	February 27,
Current Income Taxes	2010	2009
Other current assets:
Income taxes receivable	$21.2	$13.4

Accrued expenses—Income taxes payable:
Income taxes payable	1.7	4.8
Unrecognized tax benefits	—	—

	$1.7	$4.8

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

	Net Operating Loss
	Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards
								Tax Credit
Year Ending February	Federal	State	International	Federal	State	International	Total	Carryforwards
2011	$—	$0.2	$4.8	$—	$—	$1.3	$1.3	$—
2012	—	0.3	3.9	—	—	1.1	1.1	—
2013	—	0.3	5.1	—	—	1.0	1.0	—
2014	—	0.6	3.2	—	—	0.8	0.8	3.8
2015-2029	—	217.4	3.3	—	11.0	2.4	13.4	8.8
No expiration	—	—	219.0	—	—	72.0	72.0	12.2

	$—	$218.8	$239.3	—	11.0	78.6	89.6	24.8

Valuation allowance				—	(0.7)	(33.9)	(34.6)	—

Net benefit				$—	$10.3	$44.7	$55.0	$24.8

Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $79.8 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

Uncertain Tax Positions

We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our liability for uncertain tax positions reflects the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions in future years. During 2009, the U.S. Internal Revenue Service closed its examination of our tax returns for 2004 through 2008, and two state audits in the U.S. covering various years were also closed. In connection with the closure of these audits, we paid tax deficiencies and adjusted reserves for uncertain tax positions, resulting in a $7.5 tax benefit in 2009.

We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were not material for 2010 and 2009.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 26, 2010 and February 27, 2009, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

	February 26,	February 27,
Liability for Uncertain Tax Positions	2010	2009
Accrued expenses—income taxes payable	$—	$—
Other long-term liabilities	0.2	0.4

	$0.2	$0.4

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended
	February 26,	February 27,	February 29,
Unrecognized Tax Benefits	2010	2009	2008
Balance as of beginning of period	$0.4	$12.5	$11.8
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	0.1	0.9
Tax examination results 2004 through 2008	—	(12.1)	(0.2)
Lapse of statute of limitations	(0.2)	(0.1)	—

Balance as of end of period	$0.2	$0.4	$12.5

All of the amounts of unrecognized tax benefits reported affect our effective tax rate. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

We have taken a tax position in a non U.S. jurisdiction that does not meet the more likely than not test required under the uncertain tax position accounting guidance. Accordingly we have not recognized the benefit in our financial statements and have not recorded a tax liability related to this uncertain tax position. If we prevail on this tax position our financial statements would reflect an increase in non-current deferred tax assets and a decrease in tax expense of $2.2.

15.	STOCK INCENTIVE PLAN

The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 12,454,945 and 13,820,159 shares remaining for future issuance under our Incentive Compensation Plan as of February 26, 2010 and February 27, 2009, respectively.

A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of one to three years or at the time a participant becomes a qualified retiree. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Awards currently outstanding under the Incentive Compensation Plan are as follows:

February 26,
Total Outstanding Awards	2010
Restricted stock	25,166
Restricted stock units	457,078
Performance shares and performance units (1)	1,766,000
Stock options	3,554,220

Total outstanding awards	5,802,464

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share, performance unit and restricted stock unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

We have not granted any non-qualified stock option awards since 2003. All options granted had a 10-year term, and thus all outstanding stock options will expire by the end of 2013. Subsequent to 2003, we have used restricted stock, restricted stock units, performance shares and performance units as the primary share-based compensation awards, and the majority of the outstanding awards as of February 26, 2010 are held by our executive officers.

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

Restricted Stock and Restricted Stock Units

Restricted shares of Class A Common Stock and restricted stock units (“RSUs”) have restrictions on transfer which lapse one or three years (depending on the terms of the individual grant) after the date of grant, at which time restricted shares are converted to, and RSUs are issued as, unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.

Restricted shares are expensed and recorded in Class A Common Stock on the Consolidated Balance Sheets over the vesting period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the one or three-year vesting period based on the value of the shares on the grant date.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total restricted stock and RSU expense and the associated tax benefit in 2010, 2009 and 2008 were as follows:

	Year Ended
	February 26,	February 27,	February 29,
Restricted Stock and RSU Expense	2010	2009	2008
Restricted stock and RSU expense	$1.3	$1.5	$1.8
Tax benefit	0.5	0.6	0.7

Holders of restricted stock receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows. Holders of RSUs receive quarterly cash payments equal to the dividends we declare and pay on our Class A Common Stock, which are expensed as paid.

The 2010 activity for restricted stock and RSUs is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares	Shares	Units	Total	per Share
Nonvested as of February 27, 2009	91,686	208,294	299,980	14.79
Granted	—	394,879	394,879	5.97
Vested	(66,520)	(144,595)	(211,115)	11.63
Forfeited	—	(1,500)	(1,500)	6.40

Nonvested as of February 26, 2010	25,166	457,078	482,244	9.30

There was $1.5 of remaining unrecognized compensation cost related to restricted stock and RSUs as of February 26, 2010. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares and RSUs vested was $1.4, $4.2 and $7.0 during 2010, 2009 and 2008, respectively.

	Year Ended
	February 26,	February 27,	February 29,
Grant Date Fair Value per Share	2010	2009	2008
Weighted-average grant date fair value per share of restricted shares and RSUs granted during 2010, 2009 and 2008	$5.97	$14.03	$13.99

Performance Shares and Performance Units

Performance shares and performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. The performance shares and performance units granted in 2010, 2009 and 2008 can be earned based on the achievement of certain total shareholder return (“TSR”) results. The 2009 and 2008 awards can be earned 50% based on the absolute level of our TSR and 50% based on the performance of our TSR relative to a comparison group of companies (“relative TSR”). Based on the actual performance results, no shares were earned under the 2008 awards. The 2010 awards can be earned based 100% on relative TSR, and a number of shares equal to 25% of the target level of each 2010 award will be earned if the participant remains employed through the end of fiscal

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year 2012, or retires during the performance period, whether or not the minimum performance level is achieved. The minimum award will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination without cause prior to the vesting date. The remainder of the 2010 awards and the 2009 awards will be forfeited if a participant leaves our company for reasons other than retirement, disability or death. The number of shares that may be earned can range from 0% to 200% of the target amount for the 2009 awards and from 25% to 200% of the target amount for the 2010 awards. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance shares or units where the performance period has not been completed ranges from 195,750 to 1,776,000 shares as of February 26, 2010.

After completion of the performance period, the number of performance shares or performance units earned will be issued as shares of Class A Common Stock. Performance shares and performance units are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. The fair value of the performance shares and performance units awarded during 2010, 2009 and 2008 were calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $5.6, $0.6 and $1.7 during 2010, 2009 and 2008, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2010 Awards	2009 Awards	2008 Awards
Three-year risk-free interest rate (1)	1.3%	2.1%	4.5—4.9%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	41.3%	26.4%	21.3%
Dividend yield (3)	N/M	5.3%	3.5%
Weighted-average grant-date fair value per share	$7.20	$4.15	$15.22

(1)	Based on U.S. government bond benchmark on grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three year period preceding the grant date.

(3)	Represents the Company’s cash dividend yield over the expected term of the shares. The dividend yield for the 2010 awards is not meaningful as the participants are paid dividend equivalents during the performance period.

The performance shares and performance units expense and associated tax benefit in 2010, 2009 and 2008 are as follows:

	Year Ended
	February 26,	February 27,	February 29,
Performance Shares	2010	2009	2008
Performance shares and performance units expense	$3.9	$0.1	$2.4
Tax benefit	1.5	—	0.9

For performance units granted during 2010, participants receive a cash dividend equivalent based on the underlying target award during the performance period equal to the dividends we declare and pay on our Class A Common Stock. Dividend equivalents for these awards are expensed as paid. For performance shares granted during 2009 and 2008, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the applicable performance period, equal to the dividends that would have been payable on the earned shares had they been held during the entire

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance period. The dividend equivalents on these awards are expensed and accrued over the performance period based on the current estimated number of shares to be issued. At the end of the performance period, these dividend equivalents will be paid in the form of cash or Class A Common Stock, at the discretion of the Board of Directors.

The 2010 activity for performance shares and performance units is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (3)
Nonvested as of February 27, 2009	750,000	7.32
Granted	1,466,000	3.84
Vested	(33,744)	9.54
Adjustments (1)	(416,256)	8.48

Nonvested as of February 26, 2010 (2)	1,766,000	3.54

(1)	Adjustments included a reduction of 416,256 shares due to the number of shares actually earned at the end of the performance period being less than the maximum.

(2)	Total nonvested shares include 195,750 shares, which represents the 25% portion of the awards granted in 2010 which are not subject to performance conditions.

(3)	The fair value per share presented in this table has been adjusted to align with the presentation of the awards at maximum.

As of February 26, 2010, there was $2.4 of remaining unrecognized compensation cost related to nonvested performance shares and performance units, based on the current estimated number of shares to be issued. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years. The total fair value of performance shares and performance units vested was $0.1, $0.5, and $1.9 during 2010, 2009 and 2008, respectively.

Stock Options

Information relating to our stock options is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Option Price	Remaining	Intrinsic Value
Unexercised Options Outstanding	Shares	per Share	Contractual Term	(millions)
February 27, 2009	3,871,481	$13.46
Options exercised	—	—
Options forfeited and expired	(317,261)	12.97

February 26, 2010	3,554,220	13.49	1.6	—

The exercise price per share of options outstanding ranged from $9.46 to $16.03 as of February 26, 2010 and February 27, 2009. All unexercised options outstanding as of February 26, 2010 were exercisable.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

	Year Ended
	February 26,	February 27,	February 29,
Intrinsic Value	2010	2009	2008
Intrinsic value of options exercised	$—	$—	$5.0

16.	COMMITMENTS AND GUARANTEES

Commitments

We lease certain sales offices, showrooms and equipment under non-cancelable operating leases that expire at various dates through 2019. During the normal course of business, we have also entered into sale-leaseback arrangements for certain facilities. These leases are accounted for as operating leases and any gains from the sale of the original properties are recorded as deferred gains and are amortized over the lease term. The deferred gains are included as a component of Other long-term liabilities on the Consolidated Balance Sheets and amounted to $15.4 as of February 26, 2010 and $17.3 as of February 27, 2009.

Our estimated minimum annual rental commitments and sub-rental income under non-cancelable operating leases are as follows:

	Minimum annual	Minimum annual
Year Ending in February	rental commitments	sub-rental income
2011	$53.9	$6.0
2012	42.9	5.3
2013	35.5	4.4
2014	27.5	3.3
2015	22.8	2.9
Thereafter	52.0	9.2

	$234.6	$31.1

Rent expense under all operating leases was $52.6 for 2010, $53.0 for 2009 and $57.0 for 2008, which excludes $1.2, $3.3 and $1.6 of lease impairment charges recorded as restructuring costs during 2010, 2009 and 2008, respectively. Sublease rental income was $6.8 for 2010, $8.4 for 2009 and $7.6 for 2008.

We have outstanding capital expenditure commitments of $31.5, with $27.0 related to the purchase of a new corporate aircraft intended to replace an existing aircraft. During 2010, we were given a $1.0 credit towards the purchase of the new aircraft as part of the trade-in of an existing aircraft, and we are committed to make additional payments of $8.7 in 2011 and $18.3 in 2012. The deposit, progress payments and capitalized interest totaling $1.6 related to the new aircraft are included in construction in progress, within Property, plant and equipment, net on the 2010 Consolidated Balance Sheet. We expect to take delivery of the new aircraft and sell the existing aircraft in 2012.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	February 26,	February 27,
Guarantees and Performance Bonds	2010	2009
Performance bonds	$23.9	$18.9
Guarantees	1.8	1.7

	$25.7	$20.6

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

We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to five years. We have no reserves recorded as of February 26, 2010 related to these guarantees.

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

17.	REPORTABLE SEGMENTS

We operate on a worldwide basis within North America and International reportable segments plus an “Other” category.

Our North America segment serves customers in the U.S. and Canada mainly through independent dealers. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Turnstone, Details and Nurture by Steelcase brands.

The International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

The Other category includes the Coalesse Group, PolyVision and IDEO. The Coalesse Group is comprised of the Coalesse and Designtex brands. The Coalesse Group consists of the Coalesse brand and Designtex. Coalesse is a premium furnishings brand that serves the markets of executive office, conference, lounge, teaming environments and residential live/work solutions. Designtex provides surface materials including textiles, wall coverings, shades, screens and surface imagings marketed primarily to architects and designers for use in business, residential, healthcare and hospitality applications. PolyVision designs and manufactures visual communications products, such as static and interactive electronic

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whiteboards for learning environments and office settings. IDEO is an innovation and design firm which generates innovative solutions and customer experience insights and serves a variety of organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries.

We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing assets associated with each segment.

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2010 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Assets in Corporate consist primarily of unallocated cash and investment balances.

No single customer represented more than 5% of net sales in 2010, 2009 or 2008.

	North
Operating Segment Data	America	International	Other	Corporate	Consolidated
Fiscal 2010
Revenue	$1,237.4	$641.6	$412.7	$—	$2,291.7
Operating income (loss)	56.4	(35.5)	(14.6)	(17.8)	(11.5)
Total assets	695.0	382.4	231.6	368.2	1,677.2
Capital expenditures	16.0	14.4	4.8	—	35.2
Depreciation & amortization	41.6	21.7	10.9	—	74.2
Fiscal 2009
Revenue	$1,740.0	$922.2	$521.5	$—	$3,183.7
Operating income (loss)	66.7	41.0	(79.3)	(27.4)	1.0
Total assets	712.6	410.3	226.8	400.3	1,750.0
Capital expenditures	58.6	16.5	7.9	—	83.0
Depreciation & amortization	49.0	25.3	13.0	—	87.3
Fiscal 2008
Revenue	$1,936.6	$893.8	$590.4	$—	$3,420.8
Operating income (loss)	166.7	57.0	5.4	(26.3)	202.8
Total assets	793.7	546.8	344.1	439.8	2,124.4
Capital expenditures	40.4	22.6	16.6	—	79.6
Depreciation & amortization	51.2	23.8	17.4	—	92.4

We evaluate performance and allocate resources primarily based on operating income. The accounting policies of each of the reportable segments are the same as those described in Note 2. In 2009, we recorded impairment charges totaling $63.2 in the Other category and $12.4 in North America. In 2008, we recorded impairment charges totaling $21.1 to the Other category.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable geographic information is as follows:

	Year Ended
	February 26,	February 27,	February 29,
Reportable Geographic Data	2010	2009	2008
Revenue:
United States	$1,469.7	$2,000.6	$2,298.8
Foreign locations	822.0	1,183.1	1,122.0

	$2,291.7	$3,183.7	$3,420.8

Long-lived Assets:
United States	$683.3	$660.3
Foreign locations	185.0	195.4

	$868.3	$855.7

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represents greater than 10% of our consolidated revenue or long-lived assets. In 2010, foreign revenues and long-lived assets represented approximately 36% and 21% of consolidated amounts, respectively. Our International business is spread across a number of geographic regions with approximately 70% of 2010 revenues for the International segment attributable to Western Europe.

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

	Year Ended
	February 26,	February 27,	February 29,
Product Category Data	2010	2009	2008
Systems and storage	$944.1	$1,454.2	$1,595.1
Seating	595.9	740.5	787.4
Other (1)	751.7	989.0	1,038.3

Total	$2,291.7	$3,183.7	$3,420.8

(1)	Other consists primarily of consolidated dealers, textiles and surface materials, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

18.	ACQUISITIONS, DIVESTITURES AND DECONSOLIDATIONS

Acquisitions

In Q3 2008, we acquired 100% of the outstanding stock of Ultra Group Company Limited (“Ultra”), for $17.3. Ultra is an office furniture manufacturer with headquarters in Hong Kong, manufacturing in China and sales and distribution throughout Asia. We recorded goodwill of $4.4 and intangible assets of $7.5 in connection with its purchase. Our 2008 Consolidated Statement of Operations includes $14.6 of revenue, $3.7 of gross profit, $4.2 of operating expenses and $0.5 of operating loss related to Ultra.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestitures

In Q2 2009, we sold Custom Cable Industries, Inc. (“Custom Cable”), a wholly-owned subsidiary in our North America segment. Total proceeds including limited seller financing were $17.7. In connection with the sale, we recorded a loss on disposal of $1.1 within our Corporate costs and net tax benefits of $1.5 in 2009. Our 2009 Consolidated Statement of Operations includes $11.2 of revenue, $3.9 of gross profit, $2.1 of operating expenses and $1.8 of operating income related to Custom Cable.

In 2008, we entered into an agreement which will allow certain members of the management of IDEO to purchase a controlling equity interest in IDEO in two phases by 2013. The agreement allows us to retain a minimum 20% equity interest in IDEO, and we expect to continue our collaborative relationship with IDEO during and after this ownership transition. As of February 27, 2009, IDEO management effectively purchased 20% of IDEO under the first phase of the agreement. Phase two of the agreement began in 2010 and allows IDEO management to purchase an additional 60% equity interest to be completed by the end of 2012. Phase two also includes a variable compensation program that may provide IDEO management with a portion of the funding for the remaining purchase. For 2010, the impact of phase two was not material to our results of operations.

Deconsolidations

In Q3 2010, a consolidated variable interest dealer, which received significant financial support from us, was purchased by an independent third party. As a result, we deconsolidated the dealer. The loss recognized upon deconsolidation was not material. Our 2010 Consolidated Statement of Operations includes $8.0 of revenue, $2.2 of gross profit, $3.3 of operating expenses, $1.1 of operating loss and $0.2 of other expense, net related to the consolidated dealer.

In Q2 2008, a consolidated dealer repaid its transition financing and repurchased our equity interest, resulting in a non-operating gain of $3.4. The repayment caused us to deconsolidate the dealer as we were no longer the primary beneficiary. Additionally, during Q2 2008 we transitioned ownership of another dealer to an independent third party. Our 2008 Consolidated Statement of Operations includes $30.2 of revenue, $8.2 of gross profit, $7.7 of operating expenses, $0.6 of operating income and $0.9 of other expense, net related to these previously consolidated dealers.

19.	RESTRUCTURING COSTS

We have substantially completed a series of actions, announced in Q2 2010, to reduce our global workforce and consolidate manufacturing facilities. During 2010, we incurred program costs associated with these actions of $31.2, mainly attributable to employee termination costs. The North America segment, International segment and Other category incurred costs of $8.1, $17.7 and $5.4, respectively.

During Q2 2010, we substantially completed a series of actions, announced in Q4 2009, to consolidate manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and expand our white-collar reinvention initiatives. Total program costs associated with these actions have been $17.6, including $3.7 in 2010 and $13.9 in 2009, mainly attributable to employee termination costs. The North America segment, International segment and Other category incurred costs of $11.6, $2.1 and $3.9, respectively.

During 2009, we completed specific actions announced in Q1 2009 targeted toward further modernizing our industrial system, rebalancing our workforce to better align with our growth opportunities and improving profitability at PolyVision. We incurred $27.9 in restructuring costs related to completing these actions, including $27.0 in 2009 and $0.9 in 2008, mainly attributable to employee termination costs and lease impairments. In 2009, the North America segment, International segment and Other category incurred costs of $16.1, $0.3 and $10.6, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

	Year Ended
	February 26,	February 27,	February 29,
Restructuring Costs	2010	2009	2008
Cost of sales:
North America	$7.0	$14.0	$0.8
International	11.5	0.3	(2.0)
Other	3.5	9.6	0.8

	22.0	23.9	(0.4)

Operating expenses:
North America	3.4	8.4	—
International	6.6	1.7	—
Other	2.9	3.9	—

	12.9	14.0	—

	$34.9	$37.9	$(0.4)

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2009, 2008 and 2007.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 23, 2007	4.0	3.4	7.4
Additions	(0.1)	(0.3)	(0.4)
Payments	(3.6)	(3.4)	(7.0)
Adjustments	2.2	2.9	5.1

Reserve balance as of February 29, 2008	2.5	2.6	5.1
Additions	29.4	8.5	37.9
Payments	(20.9)	(5.0)	(25.9)
Adjustments	0.5	(1.5)	(1.0)

Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions	23.5	11.4	34.9
Payments	(28.2)	(11.7)	(39.9)
Adjustments	—	(0.8)	(0.8)

Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3

The workforce reductions reserve balance as of February 26, 2010 primarily relates to the employee termination costs related to the Q2 2010 announcement. The business exits and related costs reserve balance as of February 26, 2010 primarily relates to the lease impairment recorded for the closure of a manufacturing facility in the Other category and environmental reserves related to the former Grand Rapids manufacturing complex.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total
2010
Revenue	$545.6	$578.1	$616.1	$551.9	$2,291.7
Gross profit	155.5	165.0	177.5	151.8	649.8
Operating income (loss)	(5.2)	(1.0)	14.7	(20.0)	(11.5)
Net income (loss)	—	—	—	(13.6)	(13.6)
Basic earnings (loss) per share	—	—	—	(0.10)	(0.10)
Diluted earnings (loss) per share	—	—	—	(0.10)	(0.10)

2009
Revenue	$815.7	$901.8	$811.3	$654.9	$3,183.7
Gross profit	259.9	271.8	224.1	167.3	923.1
Operating income (loss)	36.8	46.0	15.0	(96.8)	1.0
Net income (loss)	22.2	31.4	0.4	(65.7)	(11.7)
Basic earnings (loss) per share	0.16	0.24	—	(0.49)	(0.09)
Diluted earnings (loss) per share	0.16	0.24	—	(0.49)	(0.09)

We recorded COLI income totaling $38.7 during 2010: $18.1 in Q1 2010, $12.4 in Q2 2010, $5.3 in Q3 2010 and $2.9 in Q4 2010. We recorded COLI losses of $36.6 during 2009: COLI income of $3.5 in Q1 2009 and COLI losses of $2.1 in Q2 2009, $27.5 in Q3 2009 and $10.5 in Q4 2009. Additionally, during Q4 2009, we recorded goodwill and intangible asset impairment charges totaling $64.7 and other impairment charges totaling $10.7. Related to these impairments, we recorded deferred tax benefits totaling $21.8.

21.	SUBSEQUENT EVENT

Healthcare Reform

In Q1 2011, the U.S. enacted significant healthcare reform legislation which effectively changes the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (“Medicare Part D subsidy”) beginning after December 31, 2012. We are required to recognize the impact of the tax law change in the period in which the law is enacted. In Q1 2011, we expect to recognize a reduction in deferred tax assets related to the Medicare Part D subsidy with an offsetting increase in income tax expense of approximately $12.

European Manufacturing Restructuring

In Q1 2011, we initiated a formal procedure of discussions with local work councils regarding a project to reorganize our European manufacturing operations on the basis of specialized competencies. The primary drivers of the changes are our continued improvements in manufacturing practices, combined with the need for manufacturing footprint optimization and further cost reductions. We expect to incur up to $15 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional cost for manufacturing consolidation and production moves. Depending on the pace of discussions with the work councils, the amount of restructuring costs incurred in 2011 for this project could range from $10 to $15.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 26, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 26, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Report. The independent registered public accounting firm of Deloitte & Touche LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in this Report in Item 8: Financial Statements and Supplementary Data under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Annual Report on Form 10-K. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2010 Proxy Statement under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:

The information required by Item 11 is contained in our 2010 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2010 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

Securities authorized for issuance under equity compensation plans as of February 26, 2010 are as follows:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to		Weighted-average		plans
	be issued upon exercise		exercise price of		(excluding securities
	of outstanding options,		outstanding options,		reflected in the
Plan Category	warrants and rights		warrants and rights		second column)
Equity compensation plans approved by security holders	5,802,464	(1)	$13.49	(2)	12,454,945
Equity compensation plans not approved by security holders	—		n/a		—

Total	5,802,464		13.49		12,454,945

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share and performance unit; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

(2)	The weighted average exercise price excludes performance shares, performance units and restricted stock units, as there is no exercise price associated with these awards.

All equity awards were granted under our Incentive Compensation Plan. See Note 15 to the consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2010 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services:

The information required by Item 14 is contained in our 2010 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PART IV

Item 15.	Exhibits, Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended February 26, 2010, February 27, 2009 and February 29, 2008

•	Consolidated Balance Sheets as of February 26, 2010 and February 27, 2009

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 26, 2010, February 27, 2009 and February 29, 2008

•	Consolidated Statements of Cash Flows for the Years Ended February 26, 2010, February 27, 2009 and February 29, 2008

•	Notes to the Consolidated Financial Statements

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

Date: April 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James P. Hackett James P. Hackett	President and Chief Executive Officer, Director (Principal Executive Officer)	April 26, 2010

/s/ David C. Sylvester David C. Sylvester	Vice President, Chief Financial Officer (Principal Financial Officer)	April 26, 2010

/s/ Mark T. Mossing Mark T. Mossing	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 26, 2010

/s/ William P. Crawford William P. Crawford	Director	April 26, 2010

/s/ Connie K. Duckworth Connie K. Duckworth	Director	April 26, 2010

/s/ Earl D. Holton Earl D. Holton	Director	April 26, 2010

/s/ David W. Joos David W. Joos	Director	April 26, 2010

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	April 26, 2010

/s/ Robert C. Pew III Robert C. Pew III	Chair of the Board of Directors, Director	April 26, 2010

Signature	Title	Date
/s/ Cathy D. Ross Cathy D. Ross	Director	April 26, 2010

/s/ Peter M. Wege II Peter M. Wege II	Director	April 26, 2010

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	April 26, 2010

/s/ Kate Pew Wolters Kate Pew Wolters	Director	April 26, 2010

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
	February 26,	February 27,	February 29,
Allowance for Losses on Accounts Receivable	2010	2009	2008
Balance as of beginning of year	$29.6	$21.8	$23.7
Additions:
Charged to costs and expenses	4.9	12.5	9.8
Charged to other accounts	1.7	0.2	0.1
Deductions (1)	(16.6)	(5.6)	(13.0)
Other adjustments (2)	1.0	0.7	1.2

Balance as of end of year	$20.6	$29.6	$21.8

(1)	Represents excess of accounts written off over recoveries and other adjustments.

(2)	Primarily currency translation adjustments

	Year Ended
	February 26,	February 27,	February 29,
Valuation Allowance for Deferred Income Tax Assets	2010	2009	2008
Balance as of beginning of year	$26.9	$29.1	$28.8
Additions:
Charged to costs and expenses	8.9	4.4	(2.3)
Charged to other accounts	—	—	—
Deductions and expirations	(1.1)	(0.9)	—
Other adjustments (1)	3.5	(5.7)	2.6

Balance as of end of year	$38.2	$26.9	$29.1

(1)	Primarily currency translation adjustments

S-1

Index of Exhibits

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1	Amended and Restated Agreement, dated as of October 29, 2004, by and between Steelcase Inc. and the Shareholders listed on Schedule A thereto (3)
4.2	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (4)
4.3	Form of Global Note Representing 6.5% Senior Notes Due 2011 (5)
4.4	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (6)
10.1	Credit Agreement, dated as of December 16, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; Fifth Third Bank, as Documentation Agent; and certain other lenders (7)
10.2	Credit Agreement, dated as of July 26, 2005 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (8)
10.3	Amendment No. 1 to Credit Agreement, issued August 31, 2006 among Steelcase Inc., certain institutions, JP Morgan Chase Bank, National Association as the administrative agent for the Lenders (9)
10.4	Amendment No. 2 to Credit Agreement, dated as of September 21, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (10)
10.5	Amendment No. 3 to Credit Agreement, dated as of November 13, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and BNP Paribas, as Co-Syndication Agents; Fifth Third Bank and Société Générale, as Co-Documentation Agents; and certain other lenders (11)
10.6	Steelcase Inc. Restoration Retirement Plan (12)
10.7	Steelcase Inc. Deferred Compensation Plan (13)
10.8	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.9	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (15)
10.10	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (16)
10.11	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (17)
10.12	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (18)
10.13	Steelcase Inc. Executive Severance Plan (19)
10.14	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (20)
10.15	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (21)
10.16	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (22)
10.17	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (23)
10.18	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.19	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.20	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (26)
10.21	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007 (27)
10.22	2008-1 Amendment to the Steelcase Inc. Management Incentive Plan (28)
10.23	2009-1 Amendment to the Steelcase Inc. Management Incentive Plan (29)
10.24	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 24, 2007 (30)
10.25	2009-1 Amendment to the Steelcase Inc. Incentive Compensation Plan (31)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Board of Directors (32)

Exhibit
No.	Description
10.27	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Executive Management Team (33)
10.28	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in France (34)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United States (35)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United Kingdom (36)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2006) (37)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2009) (38)
10.33	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2006) (39)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2008) (40)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2006) (41)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2009) (42)
10.37	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2010) (43)
10.38	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2006) (44)
10.39	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2008) (45)
10.40	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2011) (46)
10.41	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2009) (47)
10.42	Summary of Steelcase Benefit Plan for Outside Directors
10.43	Summary of Compensation for the Board of Directors for Steelcase Inc. (48)
10.44	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (49)
10.45	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (50)
10.46	Amendment dated December 16, 2009 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (51)
10.47	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (52)
10.48	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (53)
10.49	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett (54)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (55)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (55)

(1)	Filed as the like numbered exhibit to the Company’s Registration Statement on Form S-1 (commission file number 333-41647), as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (commission file number 333-119757) as filed with the Commission on November 23, 2004, and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(7)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on December 17, 2009 (commission file number 001-13873), and incorporated herein by reference.

(8)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on August 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(9)	Filed as Exhibit No. 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2006, as filed with the Commission on October 3, 2006 (commission file number 001-13873), and incorporated herein by reference.

(10)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on September 24, 2009 (commission file number 001-13873), and incorporated herein by reference.

(11)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on November 16, 2009 (commission file number 001-13873), and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.1 to Amendment 2 to the Company’s Registration Statement on Form S-1, as filed with the Commission on January 20, 1998 (commission file number 333-41647), and incorporated herein by reference.

(16)	Filed as Exhibit No. 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998 (commission file number 001-13873), and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2009, as filed with the Commission on October 5, 2009 (commission file number 001-13873), and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2008, as filed with the Commission on July 9, 2008 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No. 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 31, 2009 (commission file number 001-13873), and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on March 31, 2010 (commission file number 001-13873), and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.3 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2009, as filed with the Commission on April 24, 2009 (commission file number 001-13873), and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(52)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(53)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(54)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 29, 2009, as filed with the Commission on July 1, 2009 (commission file number 001-13873), and incorporated herein by reference.

(55)	Filed as the like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002 (commission file number 001-13873), and incorporated herein by reference.