Form 10-Q
period 2010-05-28
STEELCASE INC
filed 2010-06-30
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

As of June 29, 2010, Steelcase Inc. had 85,307,120 shares of Class A Common Stock and 47,664,579 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED MAY 28, 2010

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	May 28,	May 29,
	2010	2009
Revenue	$541.8	$545.6
Cost of sales	378.8	387.0
Restructuring costs	1.5	3.1

Gross profit	161.5	155.5
Operating expenses	161.9	161.0
Restructuring costs	1.0	(0.3)

Operating income (loss)	(1.4)	(5.2)
Interest expense	(4.5)	(4.4)
Other income (expense), net	6.3	1.7

Income (loss) before income taxes	0.4	(7.9)
Income tax expense (benefit)	11.5	(7.9)

Net income (loss)	$(11.1)	$—

Earnings per share:
Basic	$(0.08)	$0.00

Diluted	$(0.08)	$0.00

Dividends declared and paid per common share	$0.04	$0.08

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 28,	February 26,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$74.4	$111.1
Short-term investments	65.2	68.2
Accounts receivable, net of allowances of $23.0 and $20.6	258.9	242.5
Inventories	103.6	98.4
Deferred income taxes	54.6	57.7
Other current assets	66.5	65.7

Total current assets	623.2	643.6

Property and equipment, net of accumulated depreciation of $1,287.4 and $1,309.9	399.7	415.7
Company-owned life insurance	214.6	209.6
Deferred income taxes	119.1	136.4
Goodwill	175.4	183.8
Other intangible assets, net	24.0	25.0
Other assets	71.4	63.1

Total assets	$1,627.4	$1,677.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164.0	$159.2
Short-term borrowings and current maturities of long-term debt	6.0	7.4
Accrued expenses:
Employee compensation	94.6	99.1
Product warranties	21.6	22.1
Workers’ compensation claims	20.1	20.0
Other	129.1	125.9

Total current liabilities	435.4	433.7

Long-term liabilities:
Long-term debt less current maturities	292.7	293.4
Employee benefit plan obligations	186.3	189.5
Other long-term liabilities	44.2	63.0

Total long-term liabilities	523.2	545.9

Total liabilities	958.6	979.6

Shareholders’ equity:
Common stock	57.5	57.0
Additional paid-in capital	11.9	8.2
Accumulated other comprehensive income (loss)	(34.4)	(17.9)
Retained earnings	633.8	650.3

Total shareholders’ equity	668.8	697.6

Total liabilities and shareholders’ equity	$1,627.4	$1,677.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	May 28,	May 29,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(11.1)	$—
Depreciation and amortization	16.5	18.5
Changes in cash surrender value of company-owned life insurance	(5.0)	(18.1)
Changes in deferred income taxes	16.3	6.9
Changes in accounts receivable, inventories and accounts payable, net of deconsolidation	(38.2)	14.2
Changes in other operating assets and liabilities, net of deconsolidation	(1.6)	(81.5)
Other	4.0	(4.4)

Net cash provided by (used in) operating activities	(19.1)	(64.4)

INVESTING ACTIVITIES
Capital expenditures	(9.1)	(9.4)
Proceeds from disposal of fixed assets	0.1	4.4
Purchases of short-term investments	(1.5)	(10.5)
Liquidations of short-term investments	1.0	14.6
Other	(0.3)	4.4

Net cash provided by (used in) investing activities	(9.8)	3.5

FINANCING ACTIVITIES
Dividends paid	(5.4)	(10.7)
Common stock repurchases	—	(4.3)
Other	(1.3)	(0.4)

Net cash provided by (used in) financing activities	(6.7)	(15.4)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	2.5

Net decrease in cash and cash equivalents	(36.7)	(73.8)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$74.4	$43.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2010 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 26, 2010 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.

As used in this Quarterly Report on Form 10-Q (“Report”), unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its subsidiaries in which a controlling interest is maintained. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARDS

Fair Value Measurements

In Q4 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to add new requirements regarding fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted the new guidance in Q1 2011. See Note 5 for additional information.

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which changes the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the beneficiary (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted the new guidance in Q1 2011.

Based on this statement, we deconsolidated a variable interest dealer in Q1 2011 which had no effect on net income. In addition, we deconsolidated a variable interest dealer in Q3 2010 under the previous accounting statement. For the year ended February 26, 2010 and the interim periods therein,

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our Condensed Consolidated Statements of Operations included the following related to the consolidation of these dealers:

	First	Second	Third	Fourth
Dealer Deconsolidations	Quarter	Quarter	Quarter	Quarter	Total
2010
Revenue	$14.1	$12.9	$21.4	$14.3	$62.7
Gross profit	4.7	6.0	6.2	5.1	22.0
Operating income (loss)	(0.6)	0.6	0.5	0.9	1.4
Net income (loss)	—	—	—	—	—

3.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each period, plus participating securities, which include performance shares and performance units in which the participants have non-forfeitable rights to dividends during the performance period. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends during the performance period. However, for the three months ended May 28, 2010 and May 29, 2009, diluted earnings per share does not reflect the effects of options, performance shares and certain performance units totaling 3.3 million and 3.9 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended
	May 28,	May 29,
Computation of Earnings per Share	2010	2009
Net income (loss)	$(11.1)	$—

Weighted-average shares outstanding for basic earnings per share (in millions)	132.9	133.3
Effect of dilutive stock-based compensation (in millions)	—	—

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	132.9	133.3

Earnings per share of common stock:
Basic	$(0.08)	$0.00

Diluted	$(0.08)	$0.00

Total shares outstanding at period end (in millions)	133.0	132.8

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	May 28, 2010			May 29, 2009
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income (loss)			$(11.1)			$—
Other comprehensive income:
Foreign currency translation adjustments	$(15.5)	$—	(15.5)	$16.4	$—	16.4
Unrealized gain (loss) on investments, net	0.3	(0.1)	0.2	(2.9)	1.1	(1.8)
Minimum pension liability	(1.6)	0.5	(1.1)	(3.0)	0.9	(2.1)
Derivative adjustments	(0.1)	—	(0.1)	—	—	—

	$(16.9)	$0.4	(16.5)	$10.5	$2.0	12.5

Total comprehensive income (loss)			$(27.6)			$12.5

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of May 28, 2010, approximately 24% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

5.	FAIR VALUE

The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our long-term debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $305 and $309 as of May 28, 2010 and February 26, 2010, respectively.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	May 28, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$74.4	$—	$—	$74.4
U.S. government debt securities	5.1	—	—	5.1
U.S. agency debt securities	44.1	—	—	44.1
Corporate debt securities	13.1	—	—	13.1
Foreign debt securities	2.8	—	—	2.8
Auction rate securities	—	—	19.7	19.7
Other short-term investments	0.1	—	—	0.1
Other long-term investments	2.8	—	—	2.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.9	3.9
Foreign exchange forward contracts	—	5.7	—	5.7

	$142.4	$5.7	$23.6	$171.7

Liabilities
Foreign exchange forward contracts	—	(0.9)	—	(0.9)

	$—	$(0.9)	$—	$(0.9)

	February 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$111.1	$—	$—	$111.1
U.S. government debt securities	5.6	—	—	5.6
U.S. agency debt securities	43.5	—	—	43.5
Corporate debt securities	12.8	—	—	12.8
Foreign debt securities	2.9	—	—	2.9
Auction rate securities	—	—	19.6	19.6
Other short-term investments	3.4	—	—	3.4
Other long-term investments	0.5	—	—	0.5
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
Foreign exchange forward contracts	—	0.4	—	0.4

	$179.8	$0.4	$23.4	$203.6

Liabilities
Foreign exchange forward contracts	—	(1.1)	—	(1.1)

	$—	$(1.1)	$—	$(1.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 28, 2010:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 26, 2010	$19.6	$3.8
Unrealized gain (loss) on investments	0.4	—
Other-than-temporary impairments	(0.3)	—
Currency translation adjustment	—	0.1

Balance as of May 28, 2010	$19.7	$3.9

The other-than-temporary impairments recognized on our auction rate securities in Q1 2011 were recognized in Other income (expense), net on the Condensed Consolidated Statement of Operations.

6.	INVENTORIES

	May 28,	February 26,
Inventories	2010	2010
Raw materials	$45.4	$45.8
Work-in-process	11.3	11.9
Finished goods	68.6	62.0

	125.3	119.7
LIFO reserve	(21.7)	(21.3)

	$103.6	$98.4

The portion of inventories determined by the LIFO method aggregated $41.2 as of May 28, 2010 and $39.0 as of February 26, 2010.

7.	COMPANY-OWNED LIFE INSURANCE

			Target Asset	Net Cash Surrender Value
			Allocation
	Ability to Choose		as of May 28,	May 28,	February 26,
Type	Investments	Net Return	2010	2010	2010
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$110.4	$109.3

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	75% Fixed Income; 25% Equity	104.2	100.3

				$214.6	$209.6

Our investments in company-owned life insurance (“COLI”) policies, while an available source of liquidity, were made with the intention of utilizing them as a long-term funding source for post-retirement

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

medical benefits, deferred compensation and supplemental retirement plan obligations. The cash surrender value of our COLI investments exceeds these long-term benefit obligations on a tax-adjusted basis and therefore, to more efficiently manage our balance sheet and liquidity position, beginning in Q1 2011 we consider our variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change, we adjusted the target asset allocation of the investments in the variable life COLI policies to more heavily weight the portfolio to fixed income securities. We continue our intention to utilize our whole life COLI policies as the funding source for post-retirement medical benefits and other employee obligations. We believe the whole life COLI policies, which are with highly-rated insurance companies, represent a stable source for these long-term benefit obligations. These designations do not result in our investments in COLI representing a committed funding source for liquidity or long-term employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

This change had no impact on the financial statement classification of the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in whole life COLI policies, which are allocated between Cost of sales and Operating expenses on the Condensed Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund. However, beginning in Q1 2011, COLI income related to our investments in variable life COLI policies is recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations consistent with our other investments. The whole life and variable life policies are recorded at their net cash surrender values, as reported by the three issuing insurance companies, whose Standard & Poor’s financial strength ratings range from AA- to AAA.

Following is a summary of the allocation of COLI income for the three months ended May 28, 2010 and May 29, 2009:

	Three Months Ended			Three Months Ended
	May 28, 2010			May 29, 2009
	Whole Life	Variable Life	Total	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies	Policies	Policies	Policies
Cost of sales	$0.4	$—	$0.4	$0.1	$10.0	$10.1
Operating expenses	1.5	—	1.5	0.9	7.2	8.1

Operating income (loss)	1.9	—	1.9	1.0	17.2	18.2
Other income (expense), net	—	4.0	4.0	—	—	—

Income (loss) before income taxes	$1.9	$4.0	$5.9	$1.0	$17.2	$18.2

8.	INCOME TAXES

The provision for income taxes for 2011 includes a discrete item of $11.4 to recognize a reduction in deferred tax assets. In Q1 2011, the U.S. enacted significant healthcare reform legislation which changes the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) for fiscal years beginning after December 31, 2012. We are required to recognize the impact of the tax law change in the period in which the law is enacted. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy. Excluding this discrete item, income tax expense recorded in Q1 2011 reflects an estimated annual effective tax rate of 36%.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	STOCK INCENTIVE PLAN

In Q1 2011, we awarded a target of 779,000 performance units under the Steelcase Inc. Incentive Compensation Plan to our executive officers. The performance units are earned after a three-year performance period, from 2011 through 2013, based on our total shareholder return relative to a comparison group of companies. The number of shares that may be earned can range from 25% to 200% of the target amount. A number of units equal to 25% of the target level of each award will be earned if the participant remains employed through the end of 2013 or retires, becomes disabled, dies or is terminated without cause, or a change in control occurs during the performance period, whether or not the minimum performance level is achieved. The minimum award will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination without cause prior to the end of the performance period. The remainder of the award will be forfeited if a participant leaves our company for reasons other than retirement, disability or death. During the performance period, participants receive a cash dividend equivalent based on the underlying target award equal to the dividends we declare and pay on our Class A Common Stock. The fair value of the performance units awarded during Q1 2011 was calculated on the grant date using the Monte Carlo simulation model with the following assumptions:

2011 Awards
Three-year risk-free interest rate (1)	1.7%
Expected term	3 years
Estimated volatility (2)	49.2%
Weighted-average grant-date fair value per share	$9.14

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our common stock for the three-year period preceding the grant date.

The total performance shares and performance units expense and associated tax benefit related to outstanding awards for the three months ended May 28, 2010 and May 29, 2009 were as follows:

	Three Months Ended
	May 28,	May 29,
Performance Shares and Performance Units	2010	2009
Performance shares and performance units expense	$3.4	$2.7
Tax benefit	1.3	1.0

The Q1 2011 activity for performance shares and performance units was as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (2)
Nonvested as of February 26, 2010	1,766,000	$3.54
Granted	1,558,000	4.57

Nonvested as of May 28, 2010 (1)	3,324,000	4.02

(1)	Total nonvested shares include 390,500 shares which represent the 25% portion of the awards granted in 2010 and 2011 which are not subject to performance conditions.

(2)	The fair value per share presented in this table has been adjusted to align with the presentation of the awards at maximum.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of May 28, 2010, there was $6.0 of remaining unrecognized compensation cost related to nonvested performance shares and performance units. That cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

10.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for the three months ended May 28, 2010 and May 29, 2009 and total assets as of May 28, 2010 and February 26, 2010 by segment are presented below:

	Three Months Ended
	May 28,	May 29,
Reportable Segment Statement of Operations Data	2010	2009
Revenue
North America	$292.7	$293.9
International	141.6	152.1
Other	107.5	99.6

	$541.8	$545.6

Operating income (loss)
North America	$10.4	$12.7
International	(9.8)	(6.3)
Other	4.2	(6.9)
Corporate	(6.2)	(4.7)

	$(1.4)	$(5.2)

	May 28,	February 26,
Reportable Segment Balance Sheet Data	2010	2010
Total assets
North America	$645.1	$695.0
International	377.1	382.4
Other	225.6	231.6
Corporate	379.6	368.2

	$1,627.4	$1,677.2

11.	RESTRUCTURING ACTIVITIES

In Q1 2011, we initiated a formal procedure of discussions with local work councils regarding a project to reorganize our European manufacturing operations on the basis of specialized competencies. The primary drivers of the proposed changes included our continued improvements in manufacturing practices, combined with the need for manufacturing footprint optimization and further cost reductions. We expect to incur approximately $17 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves. No restructuring costs were recorded for this project in Q1 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Q1 2011 restructuring costs primarily related to several smaller actions initiated in the last six to nine months to consolidate manufacturing facilities.

Restructuring costs are summarized in the following table:

	Three Months Ended
	May 28,	May 29,
Restructuring Costs	2010	2009
Cost of sales
North America	$1.4	$2.6
International	—	0.2
Other	0.1	0.3

	1.5	3.1

Operating expenses
North America	—	(1.1)
International	0.4	0.2
Other	0.6	0.6

	1.0	(0.3)

	$2.5	$2.8

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 28, 2010:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3
Additions	1.8	0.7	2.5
Payments	(4.3)	(1.5)	(5.8)
Adjustments	—	(0.3)	(0.3)

Reserve balance as of May 28, 2010	$4.3	$2.4	$6.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2010. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Non-GAAP Financial Measures

This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of non-GAAP financial measures to the most directly comparable GAAP financial measure.

The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue over the prior year quarter excluding currency translation effects and the impact of dealer deconsolidations and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs and the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in variable life company-owned life insurance policies (“variable life COLI income”). These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

	Three Months Ended
	May 28,		May 29,
Income Statement Data	2010		2009
Revenue	$541.8	100.0%	$545.6	100.0%
Cost of sales	378.8	69.9	387.0	70.9
Restructuring costs	1.5	0.3	3.1	0.6

Gross profit	161.5	29.8	155.5	28.5
Operating expenses	161.9	29.9	161.0	29.6
Restructuring costs	1.0	0.2	(0.3)	(0.1)

Operating income (loss)	(1.4)	(0.3)	(5.2)	(1.0)
Interest expense and other income (expense), net	1.8	0.4	(2.7)	(0.5)

Income (loss) before income tax expense (benefit)	0.4	0.1	(7.9)	(1.5)
Income tax expense (benefit)	11.5	2.1	(7.9)	(1.5)

Net income (loss)	$(11.1)	(2.0)%	$—	—

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	May 28,		May 29,
Operating Income (Loss)	2010		2009
Operating income (loss)	$(1.4)	(0.3)%	$(5.2)	(1.0)%
Add: Restructuring costs	2.5	0.5	2.8	0.5
Less: Variable life COLI income	—	—	17.2	3.1

Adjusted operating income (loss)	$1.1	0.2%	$(19.6)	(3.6)%

Organic Revenue Growth (Decline)	North America	International	Other	Consolidated
Q1 2010 revenue	$293.9	$152.1	$99.6	$545.6
Dealer deconsolidations	(14.1)	—	—	(14.1)
Currency translation effects*	6.0	—	—	6.0

Q1 2010 revenue, adjusted	285.8	152.1	99.6	537.5
Q1 2011 revenue	292.7	141.6	107.5	541.8

Organic growth (decline)	$6.9	$(10.5)	$7.9	$4.3

Organic growth (decline) %	2%	(7)%	8%	1%

*	Currency translation effects represent the net effect of translating Q1 2010 foreign currency revenues using the average exchange rates during Q1 2011.

Overview

We recorded a net loss of $11.1 in Q1 2011 compared to net income of $0 in Q1 2010. Q1 2011 included an income tax charge of $11.4 resulting from the recently enacted U.S. healthcare reform legislation, which changes the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”). In addition, the year-over-year comparison is negatively impacted by results from company-owned life insurance (“COLI”), which generated significantly less income in Q1 2011 compared to Q1 2010, and the reinstatement of employee salaries to 2009 levels after a reduction in 2010. Q1 2011 results were favorably impacted by benefits from restructuring activities and other cost reduction efforts, lower commodity costs and modest organic revenue growth.

Our operating loss of $1.4 represented an improvement of $3.8 compared to the same period last year, which included $17.2 of variable life COLI income. Variable life COLI income is now reported in Other income (expense), net beginning in Q1 2011. See Note 7 to the condensed consolidated financial statements for additional information. Adjusted operating income increased $20.7 primarily due to benefits from restructuring activities and other cost reduction efforts and lower commodity costs of approximately $5, partially offset by approximately $3 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels.

Our revenue decreased $3.8 or 0.7% in Q1 2011 compared to the same period last year. Organic revenue growth from Q1 2010 to Q1 2011 was $4 or 1%. North America, IDEO, PolyVision, Asia Pacific, Latin America, the Middle East and the Coalesse Group delivered organic revenue growth in the quarter. Western Europe reported upper-single digit organic revenue declines, although their order patterns strengthened considerably during Q1 2011.

Cost of sales decreased to 69.9% of revenue in Q1 2011, a 100 basis point improvement compared to Q1 2010, driven largely by benefits from restructuring activities and other cost reduction efforts. Lower commodity costs provided an additional 90 basis points of improvement. The year-over-year comparison is negatively affected by 180 basis points associated with variable life COLI income in the prior year.

Operating expenses increased by $0.9 in Q1 2011 compared to the same period last year. The favorable impacts of dealer deconsolidations within the last twelve months and benefits of restructuring activities and other cost reduction efforts were offset by variable life COLI income in the prior year of $7.2 and approximately $2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels.

We recorded restructuring costs of $2.5 in Q1 2011 compared to $2.8 in Q1 2010. Q1 2011 restructuring costs primarily related to several smaller actions initiated in the last six to nine months to consolidate manufacturing facilities. In Q1 2011, we initiated a formal procedure of discussions with local work councils regarding a project to reorganize our European manufacturing operations. No restructuring costs were recorded for this project in Q1 2011. Initial reactions by affected employees included work stoppages and slow-downs, and therefore we initiated back-up manufacturing plans, all of which increased our costs in Q1 2011. On June 25, 2010, we made significant progress in negotiations with the local work councils, and we estimate that the costs associated with this project will be approximately $17 and that approximately $11 will be recognized in Q2 2011. We anticipate annualized savings from these actions to be $7 to $8 when fully implemented by the end of 2011.

The provision for income taxes for 2011 includes a discrete item of $11.4 to recognize a reduction in deferred tax assets. In Q1 2011, the U.S. enacted significant healthcare reform legislation which changes the tax treatment of the Medicare Part D subsidy for fiscal years beginning after December 31, 2012. We are required to recognize the impact of the tax law change in the period in which the law is enacted. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy. Excluding this discrete item, income tax expense recorded in Q1 2011 reflects an estimated annual effective tax rate of 36%.

Interest Expense and Other Income (Expense), Net

	Three Months Ended
	May 28,	May 29,
Interest Expense and Other Income (Expense), Net	2010	2009
Interest expense	$(4.5)	$(4.4)

Other income (expense), net:
Variable life COLI income	4.0	—
Interest income	0.8	0.7
Equity in income of unconsolidated joint ventures	0.8	0.2
Miscellaneous, net	0.7	0.8

Total other income (expense), net	6.3	1.7

Total interest expense and other income (expense), net	$1.8	$(2.7)

Beginning in Q1 2011, Other income (expense), net includes gains and losses from variable life COLI policies. See Note 7 to the condensed consolidated financial statements for additional information.

Business Segment Review

See Note 10 to the condensed consolidated financial statements for additional information regarding our business segments.

North America

	Three Months Ended
	May 28,		May 29,
Income Statement Data — North America	2010		2009
Revenue	$292.7	100.0%	$293.9	100.0%
Cost of sales	208.1	71.1	207.5	70.6
Restructuring costs	1.4	0.5	2.6	0.9

Gross profit	83.2	28.4	83.8	28.5
Operating expenses	72.8	24.8	72.2	24.6
Restructuring costs	—	—	(1.1)	(0.4)

Operating income (loss)	$10.4	3.6%	$12.7	4.3%

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	May 28,		May 29,
Operating Income (Loss) — North America	2010		2009
Operating income (loss)	$10.4	3.6%	$12.7	4.3%
Add: Restructuring costs	1.4	0.5	1.5	0.5
Less: Variable life COLI income	—	—	17.0	5.8

Adjusted operating income (loss)	$11.8	4.1%	$(2.8)	(1.0)%

Operating income in the North America segment decreased by $2.3 in Q1 2011 compared to the same period last year, which included $17.0 of variable life COLI income. Adjusted operating income improved by $14.6 in Q1 2011 compared to Q1 2010, primarily driven by:

•	benefits from restructuring activities and other cost reduction efforts,

•	lower commodity costs of approximately $4 and

•	organic revenue growth.

The improvement was partially offset by increased compensation expense of approximately $2 from the reinstatement of salaries to 2009 levels.

North America revenue, which accounted for 54.0% of consolidated revenue in Q1 2011, decreased by $1.2 or 0.4% from the same period last year. Organic revenue growth from Q1 2010 to Q1 2011 was $7 or 2%. Revenue growth is categorized as follows:

•	Vertical markets — Revenue growth was the most significant in Financial Services which compares to very weak prior year results. We also generated double-digit growth in Insurance and Federal Government, along with single digit growth in Healthcare and Education. Sales declined within a small number of vertical markets. The biggest decline was in State and Local Governments where budget constraints continue to impact our revenue in this vertical market.

•	Product categories — Revenue growth was led by Seating. Most other product categories, with the exception of Wood, grew modestly compared to the prior year. While Wood revenue declined in the quarter, orders have strengthened since April.

•	Contract type — Project business drove much of the sales growth over prior year, along with sales to smaller businesses.

Cost of sales increased to 71.1% of revenue in Q1 2011, a 50 basis point deterioration compared to Q1 2010. The year-over-year comparison is negatively affected by 340 basis points associated with variable life COLI income in the prior year. Excluding the impact of variable life COLI income, cost of sales decreased by 290 basis points. The improvement was mainly driven by:

•	benefits from restructuring activities and other cost reduction efforts,

•	lower commodity costs, which favorably impacted cost of sales by approximately 120 basis points,

•	higher fixed cost absorption related to organic revenue growth and

•	improved product mix.

Operating expenses increased by $0.6 in Q1 2011 compared to the same period last year. The favorable impacts of dealer deconsolidations within the last twelve months and benefits of restructuring activities and other cost reduction efforts were offset by variable life COLI income in the prior year of $7.0 and approximately $2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels.

Restructuring costs of $1.4 incurred in Q1 2011 primarily related to the consolidation of manufacturing facilities.

International

	Three Months Ended
	May 28,		May 29,
Income Statement Data — International	2010		2009
Revenue	$141.6	100.0%	$152.1	100.0%
Cost of sales	102.8	72.6	108.1	71.1
Restructuring costs	—	—	0.2	0.1

Gross profit	38.8	27.4	43.8	28.8
Operating expenses	48.2	34.0	49.9	32.8
Restructuring costs	0.4	0.3	0.2	0.1

Operating income (loss)	$(9.8)	(6.9)%	$(6.3)	(4.1)%

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	May 28,		May 29,
Operating Income (Loss) — International	2010		2009
Operating income (loss)	$(9.8)	(6.9)%	$(6.3)	(4.1)%
Add: Restructuring costs	0.4	0.3	0.4	0.2
Less: Variable life COLI income	—	—	—	—

Adjusted operating income (loss)	$(9.4)	(6.6)%	$(5.9)	(3.9)%

The operating loss in the International segment increased by $3.5 in Q1 2011 compared to the same period last year. The decline in profitability was primarily due to a decline in revenue across Western Europe.

International revenue, which accounted for 26.1% of consolidated revenue in Q1 2011, decreased by $10.5 or 6.9% from the same period last year. The revenue decline was driven by lower demand in Western Europe due to the continuation of the economic recession in those markets. This was partially offset by improvements in emerging markets, including the Asia Pacific region, Latin America and the Middle East. It appears that Western Europe may be reaching the bottom of the downturn, as order patterns strengthened during Q1 2011, which, along with very strong orders in most of the remaining markets, resulted in a quarter end backlog for total International that was significantly higher compared to the prior year.

Cost of sales increased to 72.6% of revenue in Q1 2011, a 150 basis point deterioration compared to Q1 2010. The deterioration was primarily due to lower fixed cost absorption related to lower volume and disruption costs related to recently initiated restructuring activities, partially offset by benefits from prior restructuring activities and other cost reduction efforts and approximately 80 basis points related to lower commodity costs.

Operating expenses decreased by $1.7 in Q1 2011 compared to the same period last year primarily due to benefits from prior restructuring activities and other cost reduction efforts.

Other

	Three Months Ended
	May 28,		May 29,
Income Statement Data — Other	2010		2009
Revenue	$107.5	100.0%	$99.6	100.0%
Cost of sales	67.9	63.2	71.4	71.7
Restructuring costs	0.1	0.1	0.3	0.3

Gross profit	39.5	36.7	27.9	28.0
Operating expenses	34.7	32.3	34.2	34.3
Restructuring costs	0.6	0.5	0.6	0.6

Operating income (loss)	$4.2	3.9%	$(6.9)	(6.9)%

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	May 28,		May 29,
Operating Income (Loss) — Other	2010		2009
Operating income (loss)	$4.2	3.9%	$(6.9)	(6.9)%
Add: Restructuring costs	0.7	0.6	0.9	0.9
Less: Variable life COLI income	—	—	—	—

Adjusted operating income (loss)	$4.9	4.5%	$(6.0)	(6.0)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported operating income of $4.2 in Q1 2011 compared to an operating loss of $6.9 in Q1 2010. The improvement was primarily due to higher revenue at IDEO and gross profit improvements at PolyVision and Coalesse.

Q1 2011 revenue increased by $7.9 or 7.9% compared to the same period last year. IDEO experienced a significant increase in revenue as a result of a number of large consulting projects. PolyVision revenue was down slightly due to businesses exited in 2010. Excluding the impact of businesses exited in 2010, PolyVision revenue increased by $5. Additionally, the Coalesse Group reported modest revenue growth.

Cost of sales decreased to 63.2% of revenue in Q1 2011, an 850 basis point improvement compared to Q1 2010, primarily due to:

•	higher consultant utilization rates at IDEO,

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.,

•	benefits from restructuring activities and other cost reduction efforts,

•	higher fixed cost absorption related to increased volume and

•	operational improvements at Coalesse.

Operating expenses increased by $0.5 in Q1 2011 compared to the same period last year. The increase was primarily due to higher expenses at IDEO, partially offset by benefits from restructuring activities and other cost reduction efforts.

Corporate

	Three Months Ended
	May 28,	May 29,
Income Statement Data — Corporate	2010	2009
Operating expenses	$6.2	$4.7

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	May 28,	May 29,
Operating Income (Loss) — Corporate	2010	2009
Operating income (loss)	$(6.2)	$(4.7)
Add: Restructuring costs	—	—
Less: Variable life COLI income	—	0.2

Adjusted operating income (loss)	$(6.2)	$(4.9)

Approximately 80% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

Liquidity and Capital Resources

Based on current business conditions, we target a minimum of $100 in cash and cash equivalents and short-term investments to fund day-to-day operations, to provide available liquidity for investments in growth initiatives and as a cushion against economic volatility. Our actual cash and cash equivalents and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable.

	May 28,	February 26,
Primary Liquidity Sources	2010	2010
Cash and cash equivalents	$74.4	$111.1
Short-term investments	65.2	68.2
Variable life COLI	104.2	—
Availability under credit facilities	110.7	132.7

Total liquidity	$354.5	$312.0

As of May 28, 2010, we held a total of $139.6 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 46% was located in the U.S. and the remaining 54% was located outside of the U.S., primarily in France and Canada. The majority of our short-term investments are maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

Beginning in Q1 2011, we consider our variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, during Q1 2011, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities. The policies are recorded at their net cash surrender values, as reported by the three issuing insurance companies, whose Standard & Poor’s financial strength ratings range from AA- to AAA. In addition, our whole life COLI policies represent a potential source of liquidity. See Note 7 to the condensed consolidated financial statements for more information.

The following table summarizes our statements of cash flows for the three months ended May 28, 2010 and May 29, 2009:

	Three Months Ended
	May 28,	May 29,
Cash Flow Data	2010	2009
Net cash provided by (used in):
Operating activities	$(19.1)	$(64.4)
Investing activities	(9.8)	3.5
Financing activities	(6.7)	(15.4)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	2.5

Net increase (decrease) in cash and cash equivalents	(36.7)	(73.8)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$74.4	$43.8

During Q1 2011, cash and cash equivalents decreased by $36.7 to a balance of $74.4 as of May 29, 2010 primarily as a result of increases in working capital of approximately $38 and variable compensation payments of approximately $25, offset by the receipt of a U.S. income tax refund of approximately $20 in connection with the carry-back of tax losses incurred in 2010 to 2009 and 2008.

Cash provided by (used in) operating activities

	Three Months Ended
	May 28,	May 29,
Cash Flow Data — Operating Activities	2010	2009
Net income (loss)	$(11.1)	$—
Depreciation and amortization	16.5	18.5
Changes in cash surrender value of COLI	(5.0)	(18.1)
Changes in deferred income taxes	16.3	6.9
Changes in accounts receivable, inventories and accounts payable	(38.2)	14.2
Changes in other operating assets and liabilities	(1.6)	(81.5)
Other	4.0	(4.4)

Net cash provided by (used in) operating activities	$(19.1)	$(64.4)

The decrease in cash used in operating activities in Q1 2011 was primarily due to a decrease in variable compensation payments compared to Q1 2010 and the receipt of a U.S. income tax refund, partially offset by an increase in cash used by working capital due to the increase in sales and business growth in Q1 2011.

Cash provided by (used in) investing activities

	Three Months Ended
	May 28,	May 29,
Cash Flow Data — Investing Activities	2010	2009
Capital expenditures	$(9.1)	$(9.4)
Proceeds from disposal of fixed assets	0.1	4.4
Net liquidations (purchases) of short-term investments	(0.5)	4.1
Other	(0.3)	4.4

Net cash provided by (used in) investing activities	$(9.8)	$3.5

Capital expenditures in Q1 2011 were primarily related to investments in product development in North America and International, and included a progress payment of $2.9 towards a replacement aircraft.

Cash provided by (used in) financing activities

	Three Months Ended
	May 28,	May 29,
Cash Flow Data — Financing Activities	2010	2009
Dividends paid	$(5.4)	$(10.7)
Common stock repurchases	—	(4.3)
Other	(1.3)	(0.4)

Net cash provided by (used in) financing activities	$(6.7)	$(15.4)

The primary use of cash in financing activities continues to relate to dividends paid on our common stock.

We paid dividends of $0.04 per common share during the first quarter of 2011 and the last three quarters of 2010 and $0.08 per common share during the first quarter of 2010. On June 24, 2010, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q2 2011.

As of the end of Q1 2011, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2009. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During Q1 2011, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q1 2011, no material change in our contractual obligations occurred.

Liquidity Facilities

Liquidity Facilities	May 28, 2010
Global committed bank facility	$125.0
Less: availability limited due to covenant constraints	56.0

Availability of global committed bank facility	69.0
Various committed lines	18.5
Various uncommitted lines	44.8

Total credit lines available	132.3
Less:
Borrowings outstanding	3.3
Standby letters of credit	18.3

Available capacity	$110.7

The various uncommitted lines may be changed or cancelled by the banks at any time.

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining a commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. As of May 28, 2010, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility; however, our availability was limited to $69 as a result of constraints related to our maximum leverage ratio covenant.

Outstanding borrowings on uncommitted facilities of $3.3 as of May 28, 2010 were primarily related to short-term liquidity management within our International segment. In addition to those borrowings, we had $18.3 in outstanding letters of credit against the facilities which primarily relate to our self-insured workers’ compensation programs. We had no draws on our standby letters of credit during Q1 2011.

Total consolidated debt as of May 28, 2010 was $298.7. Our debt primarily consists of $249.8 in term notes due in Q2 2012 with an effective interest rate of 6.3%. In addition, we have a $44.9 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by our two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.

Our senior unsecured debt ratings as of May 28, 2010 are BBB- on CreditWatch from Standard & Poor’s and Ba1 with a negative outlook from Moody’s Investor Service. These ratings are not a recommendation to buy, sell or hold securities, are subject to revision or withdrawal at any time by the rating organization and should be evaluated independently of any other rating. We do not have any rating downgrade triggers that would accelerate the maturity of our debt or increase the cost of borrowings under our credit facilities.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs. The impact of the global economic recession continues to have a lagging effect on the demand for office environment furnishings and may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

Our most significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We expect capital expenditures to total approximately $50 to $60 in 2011, including progress payments associated with a replacement corporate aircraft totaling $9 and additional spending on corporate facilities as a result of campus consolidation, versus $35 in 2010. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

We are in the process of various restructuring actions including the plan to consolidate manufacturing in Europe. We expect to incur approximately $17 of cash restructuring costs in connection with this project, and the majority of the restructuring costs are expected to be incurred in 2011.

We announced a quarterly dividend on our common stock of $0.04 per share, or $5.4 to be paid in Q2 2011. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates

During Q1 2011, there have been no changes in the items that we have identified as critical accounting estimates.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 28, 2010 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2010. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q1 2011, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q1 2011, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q1 2011, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 28, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 28, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q1 2011:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
2/27/10 — 4/2/10	—		—	—	$210.8
4/3/10 — 4/30/10	1,451		$8.55	—	$210.8
5/1/10 — 5/28/10	314		$7.94	—	$210.8

Total	1,765	(2)		—

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: June 30, 2010

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2011)(1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 31, 2010 and incorporated herein by reference.