Form 10-Q
period 2010-08-27
STEELCASE INC
filed 2010-10-04
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2010
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

As of October 1, 2010, Steelcase Inc. had 85,906,086 shares of Class A Common Stock and 47,088,377 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTER ENDED AUGUST 27, 2010

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2010	2009	2010	2009
Revenue	$599.8	$578.1	$1,141.6	$1,123.8
Cost of sales	417.5	403.1	796.3	790.2
Restructuring costs	11.7	10.0	13.2	13.1

Gross profit	170.6	165.0	332.1	320.5
Operating expenses	162.8	158.6	324.7	319.6
Restructuring costs	1.3	7.4	2.3	7.1

Operating income (loss)	6.5	(1.0)	5.1	(6.2)
Interest expense	(4.6)	(4.6)	(9.1)	(9.0)
Other income (expense), net	4.2	0.2	10.5	1.9

Income (loss) before income tax expense (benefit)	6.1	(5.4)	6.5	(13.3)
Income tax expense (benefit)	3.3	(5.4)	14.8	(13.3)

Net income (loss)	$2.8	$—	$(8.3)	$—

Earnings per share:
Basic	$0.02	$0.00	$(0.06)	$0.00

Diluted	$0.02	$0.00	$(0.06)	$0.00

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 27,	February 26,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$84.2	$111.1
Short-term investments	63.5	68.2
Accounts receivable, net of allowances of $24.0 and $20.6	264.8	242.5
Inventories	112.7	98.4
Deferred income taxes	45.0	49.6
Other current assets	82.6	65.7

Total current assets	652.8	635.5

Property and equipment, net of accumulated depreciation of $1,299.7 and $1,309.9	393.8	415.7
Company-owned life insurance	217.2	209.6
Deferred income taxes	128.6	144.5
Goodwill	176.9	183.8
Other intangible assets, net	23.2	25.0
Other assets	74.7	63.1

Total assets	$1,667.2	$1,677.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171.4	$159.2
Short-term borrowings and current maturities of long-term debt	256.2	7.4
Accrued expenses:
Employee compensation	104.2	99.1
Other	154.6	146.9

Total current liabilities	686.4	412.6

Long-term liabilities:
Long-term debt less current maturities	42.6	293.4
Employee benefit plan obligations	187.3	189.5
Other long-term liabilities	70.8	84.1

Total long-term liabilities	300.7	567.0

Total liabilities	987.1	979.6

Shareholders’ equity:
Common stock	57.6	57.0
Additional paid-in capital	12.9	8.2
Accumulated other comprehensive income (loss)	(21.6)	(17.9)
Retained earnings	631.2	650.3

Total shareholders’ equity	680.1	697.6

Total liabilities and shareholders’ equity	$1,667.2	$1,677.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	August 27,	August 28,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(8.3)	$—
Depreciation and amortization	32.2	36.6
Changes in accounts receivable, inventories and accounts payable, net of deconsolidation	(41.8)	16.5
Changes in cash surrender value of company-owned life insurance	(7.6)	(30.2)
Changes in deferred income taxes	18.3	1.8
Changes in employee compensation liabilities	(5.5)	(56.0)
Changes in other operating assets and liabilities, net of deconsolidation	10.5	(45.7)
Other	12.7	6.7

Net cash provided by (used in) operating activities	10.5	(70.3)

INVESTING ACTIVITIES
Capital expenditures	(16.6)	(16.6)
Net increase in notes receivable	(8.5)	(2.2)
Proceeds from disposal of fixed assets	0.8	4.6
Purchases of short-term investments	(2.6)	(3.7)
Liquidations of short-term investments	3.9	16.1
Other	(2.0)	2.0

Net cash provided by (used in) investing activities	(25.0)	0.2

FINANCING ACTIVITIES
Borrowings of long-term debt	—	47.0
Dividends paid	(10.8)	(16.1)
Common stock repurchases	—	(4.3)
Other	(1.1)	(1.2)

Net cash provided by (used in) financing activities	(11.9)	25.4

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.8

Net decrease in cash and cash equivalents	(26.9)	(42.9)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$84.2	$74.7

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

Certain amounts in the prior year’s financial statements have been reclassified and corrected to conform to the current year presentation. The long-term portions of the product warranties accrued liability and self-insurance liabilities for workers’ compensation of $7.1 and $14.0, respectively as of February 26, 2010, previously classified as current liabilities on the Condensed Consolidated Balance Sheet, have been reclassified to long-term liabilities. The non-current portions of deferred income taxes related to these liabilities of $8.1 have also been reclassified from current to non-current deferred income taxes in the Condensed Consolidated Balance Sheet. The corrections of these amounts were not material and had no impact on the Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for any of the periods presented.

2.	PRODUCT WARRANTIES AND SELF-INSURANCE

Product Warranties

We offer a 5-year, 10-year or lifetime warranty for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover future product warranty costs, including product recall and retrofit costs incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

Product
Roll-Forward of Accrued Liability for Product Warranties	Warranties
Balance as of February 26, 2010	$22.1
Accruals related to product warranties, recalls and retrofits	10.6
Adjustments related to changes in estimates	6.0
Reductions for settlements	(6.6)
Currency translation adjustments	0.1

Balance as of August 27, 2010	$32.2

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In Q2 2011, we increased the estimate of our general reserve for warranty claims by $6.0. The increase in our general warranty reserve was linked to implementation of new software supporting our claims management processes, which allowed us to more deeply understand our historical experience as a foundation for estimating future claims. In addition, during Q2 2011, we recorded a specific product warranty charge of $4.7 for estimated expenses related to a pending retrofit project. Our reserve for estimated settlements expected to be paid within one year as of August 27, 2010 and February 26, 2010 was $17.1 and $15.0, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets, while our reserve for estimated settlements expected to be paid beyond one year is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Self-Insurance

We are self-insured for certain losses relating to domestic workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Our total reserve for estimated domestic workers’ compensation claim costs incurred as of August 27, 2010 and February 26, 2010 was $16.3 and $20.0, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of August 27, 2010 and February 26, 2010 was $6.0 and $6.0, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated workers’ compensation claim costs by $3.7. The change in estimate was mainly due to the continuation of favorable trends in past experience.

Our reserve for estimated product liability costs incurred as of August 27, 2010 and February 26, 2010 was $4.8 and $7.1, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated product liability costs by $3.0. The change in estimate was due to the continuation of favorable trends in past experience.

3.	NEW ACCOUNTING STANDARDS

Fair Value Measurements

In Q4 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to add new requirements regarding fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted the new guidance in Q1 2011. See Note 6 for additional information.

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which changed the consolidation model for variable interest entities. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the beneficiary (1) has the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted the new guidance in Q1 2011.

Based on this statement, we deconsolidated a variable interest dealer in Q1 2011 which had no effect on net income. In addition, we deconsolidated a variable interest dealer in Q3 2010. For the year ended February 26, 2010 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to the consolidation of these dealers:

	First	Second	Third	Fourth
Dealer Deconsolidations	Quarter	Quarter	Quarter	Quarter	Total
2010
Revenue	$14.1	$12.9	$21.4	$14.3	$62.7
Gross profit	4.7	6.0	6.2	5.1	22.0
Operating income (loss)	(0.6)	0.6	0.5	0.9	1.4
Net income (loss)	—	—	—	—	—

Financing Receivables

In Q2 2011, the FASB issued new guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Financing receivables include loans and notes receivable, long-term trade accounts receivable, and certain other contractual rights to receive money on demand or on fixed or determinable dates. Trade accounts receivable with contractual maturities of one year or less that arose from the sales of goods or services are excluded from the new guidance. The disclosure requirements will be effective in Q4 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Basic earnings per share is based on the weighted-average number of common shares outstanding during each period, excluding participating securities. Earnings per share of participating securities, which include performance units in which the participants have non-forfeitable rights to dividends during the performance period, is the same as basic earnings per share for all periods presented. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends during the performance period. However, for the three months and six months ended August 27, 2010 and August 28, 2009, diluted earnings per share does not reflect the effects of options, performance shares and certain performance units totaling 3.3 million and 3.8 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Computation of Earnings per Share	2010	2009	2010	2009
Net income (loss)	$2.8	$—	$(8.3)	$—

Weighted-average common shares outstanding for basic earnings per share (in millions)	133.0	132.8	132.9	133.1
Effect of dilutive stock-based compensation (in millions)	—	—	—	—

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	133.0	132.8	132.9	133.1

Earnings per share:
Basic	$0.02	$0.00	$(0.06)	$0.00

Diluted	$0.02	$0.00	$(0.06)	$0.00

Total common shares outstanding at period end (in millions)	133.0	132.9	133.0	132.9

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	August 27, 2010			August 28, 2009
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income (loss)			$2.8			$—
Other comprehensive income:
Foreign currency translation adjustments	$12.3	$—	12.3	$3.5	$—	3.5
Unrealized gain (loss) on investments, net	1.0	(0.4)	0.6	0.6	(0.2)	0.4
Minimum pension liability	(1.8)	1.8	—	(1.6)	0.4	(1.2)
Derivative adjustments	(0.1)	—	(0.1)	0.3	(0.1)	0.2

	$11.4	$1.4	12.8	$2.8	$0.1	2.9

Total comprehensive income (loss)			$15.6			$2.9

	Six Months Ended			Six Months Ended
	August 27, 2010			August 28, 2009
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income (loss)			$(8.3)			$—
Other comprehensive income:
Foreign currency translation adjustments	$(3.2)	$—	(3.2)	$19.9	$—	19.9
Unrealized gain (loss) on investments, net	1.3	(0.5)	0.8	(2.2)	0.9	(1.3)
Minimum pension liability	(3.5)	2.3	(1.2)	(4.0)	0.7	(3.3)
Derivative adjustments	(0.2)	0.1	(0.1)	0.2	(0.1)	0.1

	$(5.6)	$1.9	(3.7)	$13.9	$1.5	15.4

Total comprehensive income (loss)			$(12.0)			$15.4

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of August 27, 2010, approximately 28% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

6.	FAIR VALUE

The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets. We carry our long-term debt at cost. The fair value of our

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

long-term debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $307 and $309 as of August 27, 2010 and February 26, 2010, respectively.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	August 27, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84.2	$—	$—	$84.2
U.S. government debt securities	3.6	—	—	3.6
U.S. agency debt securities	44.3	—	—	44.3
Corporate debt securities	15.6	—	—	15.6
Auction rate securities	—	—	20.8	20.8
Other long-term investments	2.7	—	—	2.7
Canadian asset-backed commercial paper restructuring notes	—	—	3.9	3.9
Foreign exchange forward contracts	—	0.2	—	0.2

	$150.4	$0.2	$24.7	$175.3

Liabilities
Foreign exchange forward contracts	—	(0.6)	—	(0.6)

	$—	$(0.6)	$—	$(0.6)

	February 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$111.1	$—	$—	$111.1
U.S. government debt securities	5.6	—	—	5.6
U.S. agency debt securities	43.5	—	—	43.5
Corporate debt securities	12.8	—	—	12.8
Foreign debt securities	2.9	—	—	2.9
Auction rate securities	—	—	19.6	19.6
Other short-term investments	3.4	—	—	3.4
Other long-term investments	0.5	—	—	0.5
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
Foreign exchange forward contracts	—	0.4	—	0.4

	$179.8	$0.4	$23.4	$203.6

Liabilities
Foreign exchange forward contracts	—	(1.1)	—	(1.1)

	$—	$(1.1)	$—	$(1.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 27, 2010:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 26, 2010	$19.6	$3.8
Unrealized gain (loss) on investments	1.3	—
Other-than-temporary impairments	(0.1)	—
Currency translation adjustment	—	0.1

Balance as of August 27, 2010	$20.8	$3.9

The other-than-temporary impairments recognized on our auction rate securities during the three and six months ended August 27, 2010 were not material and were recognized in Other income (expense), net on the Condensed Consolidated Statement of Operations.

7.	INVENTORIES

	August 27,	February 26,
Inventories	2010	2010
Raw materials	$45.1	$45.8
Work-in-process	14.2	11.9
Finished goods	73.7	62.0

	133.0	119.7
LIFO reserve	(20.3)	(21.3)

	$112.7	$98.4

The portion of inventories determined by the LIFO method aggregated $45.3 as of August 27, 2010 and $39.0 as of February 26, 2010.

8.	COMPANY-OWNED LIFE INSURANCE

				Net Cash Surrender Value
	Ability to Choose		Target Asset Allocation	August 27,	February 26,
Type	Investments	Net Return	as of August 27, 2010	2010	2010
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$111.4	$109.3

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	75% Fixed Income; 25% Equity	105.8	100.3

				$217.2	$209.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value. Our investments in COLI policies, while an available source of liquidity, were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The net cash surrender value of our COLI investments exceeds these employee benefit obligations on a tax-adjusted basis and therefore, to more efficiently manage our balance sheet and liquidity position, in Q1 2011 we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change, we adjusted the target asset allocation of the investments in variable life COLI policies to more heavily weight the portfolio to fixed income securities; and beginning in Q1 2011, net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life COLI policies have been recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations consistent with our other investments.

We continue our intention to utilize our investments in whole life COLI policies as a funding source for post-retirement medical benefits and other employee obligations. We believe the investments in whole life COLI policies represent a stable source for these long-term benefit obligations. Consequently, we continue to allocate COLI income related to our investments in whole life COLI policies between Cost of sales and Operating expenses on the Condensed Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund.

These designations do not result in our investments in COLI policies representing a committed funding source for liquidity or employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

Following is a summary of the allocation of COLI income for the three months and six months ended August 27, 2010 and August 28, 2009:

	Three Months Ended			Three Months Ended
	August 27, 2010			August 28, 2009
	Whole Life	Variable Life	Total	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies	Policies	Policies	Policies
Cost of sales	$0.2	$—	$0.2	$0.9	$5.7	$6.6
Operating expenses	0.8	—	0.8	1.7	4.1	5.8

Operating income (loss)	1.0	—	1.0	2.6	9.8	12.4
Other income (expense), net	—	1.6	1.6	—	—	—

Income (loss) before income tax expense (benefit)	$1.0	$1.6	$2.6	$2.6	$9.8	$12.4

	Six Months Ended			Six Months Ended
	August 27, 2010			August 28, 2009
	Whole Life	Variable Life	Total	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies	Policies	Policies	Policies
Cost of sales	$0.6	$—	$0.6	$1.0	$15.7	$16.7
Operating expenses	2.3	—	2.3	2.6	11.3	13.9

Operating income (loss)	2.9	—	2.9	3.6	27.0	30.6
Other income (expense), net	—	5.6	5.6	—	—	—

Income (loss) before income tax expense (benefit)	$2.9	$5.6	$8.5	$3.6	$27.0	$30.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	INCOME TAXES

The provision for income taxes for the six months ended August 27, 2010 includes a discrete item of $11.4 to recognize a reduction in deferred tax assets. In Q1 2011, the U.S. enacted significant healthcare reform legislation which changed the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) for fiscal years beginning after December 31, 2012. We are required to recognize the impact of the tax law change in the period in which the law is enacted. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change during Q1 2011, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy. In addition, in Q2 2011 we recorded $1.1 of other miscellaneous discrete items. Excluding discrete items, income tax expense recorded for the three and six months ended August 27, 2010 reflects an estimated annual effective tax rate of approximately 37%.

10.	STOCK INCENTIVE PLAN

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

The total performance shares and performance units expense and associated tax benefit related to all outstanding awards for the three months and six months ended August 27, 2010 and August 28, 2009 were as follows:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Performance Shares and Performance Units	2010	2009	2010	2009
Performance shares and performance units expense	$0.7	$0.4	$4.1	$3.1
Tax benefit	0.2	0.2	1.5	1.2

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The performance shares and performance units activity for the six months ended August 27, 2010 was as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (2)
Nonvested as of February 26, 2010	1,766,000	$3.54
Granted	1,558,000	4.57

Nonvested as of August 27, 2010 (1)	3,324,000	4.02

(1)	Total nonvested shares include 390,500 shares which represent the 25% portion of the awards granted in 2010 and 2011 which are not subject to performance conditions.

(2)	The fair value per share presented in this table has been adjusted to align with the presentation of the awards at the maximum number of shares that could be awarded.

As of August 27, 2010, there was $5.3 of remaining unrecognized compensation cost related to nonvested performance shares and performance units. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

11.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

Revenue and operating income (loss) for the three months and six months ended August 27, 2010 and August 28, 2009 and total assets as of August 27, 2010 and February 26, 2010 by segment are presented below:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Reportable Segment Statement of Operations Data	2010	2009	2010	2009
Revenue
North America	$322.3	$323.0	$615.0	$616.9
International	155.8	147.1	297.4	299.2
Other	121.7	108.0	229.2	207.7

	$599.8	$578.1	$1,141.6	$1,123.8

Operating income (loss)
North America	$12.4	$27.3	$22.8	$40.0
International	(10.8)	(19.1)	(20.6)	(25.4)
Other	11.5	(4.0)	15.7	(10.9)
Corporate	(6.6)	(5.2)	(12.8)	(9.9)

	$6.5	$(1.0)	$5.1	$(6.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	August 27,	February 26,
Reportable Segment Balance Sheet Data	2010	2010
Total assets
North America	$655.2	$695.0
International	399.0	382.4
Other	219.8	231.6
Corporate	393.2	368.2

	$1,667.2	$1,677.2

12.	RESTRUCTURING ACTIVITIES

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. The primary drivers of the changes included our continued improvements in manufacturing practices, combined with the need for manufacturing footprint optimization and further cost reductions. We expect to incur approximately $15 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves. For the three and six months ended August 27, 2010, we incurred $9.4 of restructuring costs related to this project mainly due to workforce reductions.

The remaining restructuring costs for the three months and six months ended August 27, 2010 primarily related to several smaller actions initiated in the last six to nine months to consolidate manufacturing facilities and reorganize other areas of our business.

Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Restructuring Costs	2010	2009	2010	2009
Cost of sales
North America	$1.9	$1.4	$3.3	$4.0
International	9.7	6.8	9.7	7.0
Other	0.1	1.8	0.2	2.1

	11.7	10.0	13.2	13.1

Operating expenses
North America	0.6	3.8	0.6	2.8
International	0.2	2.1	0.6	2.3
Other	0.5	1.5	1.1	2.0

	1.3	7.4	2.3	7.1

	$13.0	$17.4	$15.5	$20.2

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 27, 2010:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3
Additions	14.6	0.9	15.5
Payments	(8.2)	(2.3)	(10.5)
Adjustments	0.1	(0.3)	(0.2)

Reserve balance as of August 27, 2010	$13.3	$1.8	$15.1

The workforce reductions reserve balance as of August 27, 2010 primarily related to estimated employee termination costs associated with the reorganization of our European manufacturing operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2010. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. Year-to-date references the six months ended for the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Non-GAAP Financial Measures

This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of non-GAAP financial measures to the most directly comparable GAAP financial measure.

The non-GAAP financial measures used are: (1) organic revenue growth, which represents the change in revenue over the prior year excluding estimated currency translation effects and the impact from dealer deconsolidations, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs and the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in variable life company-owned life insurance policies (“variable life COLI income”). These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

	Three Months Ended				Six Months Ended
	August 27,		August 28,		August 27,		August 28,
Statement of Operations Data	2010		2009		2010		2009
Revenue	$599.8	100.0%	$578.1	100.0%	$1,141.6	100.0%	$1,123.8	100.0%
Cost of sales	417.5	69.6	403.1	69.8	796.3	69.7	790.2	70.3
Restructuring costs	11.7	2.0	10.0	1.7	13.2	1.2	13.1	1.2

Gross profit	170.6	28.4	165.0	28.5	332.1	29.1	320.5	28.5
Operating expenses	162.8	27.1	158.6	27.4	324.7	28.5	319.6	28.5
Restructuring costs	1.3	0.2	7.4	1.3	2.3	0.2	7.1	0.6

Operating income (loss)	6.5	1.1	(1.0)	(0.2)	5.1	0.4	(6.2)	(0.6)
Interest expense and other income (expense), net	(0.4)	(0.1)	(4.4)	(0.7)	1.4	0.2	(7.1)	(0.6)

Income (loss) before income tax expense (benefit)	6.1	1.0	(5.4)	(0.9)	6.5	0.6	(13.3)	(1.2)
Income tax expense (benefit)	3.3	0.5	(5.4)	(0.9)	14.8	1.3	(13.3)	(1.2)

Net income (loss)	$2.8	0.5%	$—	—	$(8.3)	(0.7)%	$—	—

Earnings per share:
Basic	$0.02		$0.00		$(0.06)		$0.00

Diluted	$0.02		$0.00		$(0.06)		$0.00

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income (Loss) to	August 27,		August 28,		August 27,		August 28,
Adjusted Operating Income (Loss)	2010		2009		2010		2009
Operating income (loss)	$6.5	1.1%	$(1.0)	(0.2)%	$5.1	0.4%	$(6.2)	(0.6)%
Add: Restructuring costs	13.0	2.2	17.4	3.0	15.5	1.4	20.2	1.8
Less: Variable life COLI income	—	—	9.8	1.7	—	—	27.0	2.4

Adjusted operating income (loss)	$19.5	3.3%	$6.6	1.1%	$20.6	1.8%	$(13.0)	(1.2)%

Q2 2011 Organic Revenue Growth	North America	International	Other	Consolidated
Q2 2010 revenue	$323.0	$147.1	$108.0	$578.1
Dealer deconsolidations	(12.9)	—	—	(12.9)
Currency translation effects*	1.0	(12.0)	—	(11.0)

Q2 2010 revenue, adjusted	311.1	135.1	108.0	554.2
Q2 2011 revenue	322.3	155.8	121.7	599.8

Organic revenue growth	$11.2	$20.7	$13.7	$45.6

Organic revenue growth %	4%	15%	13%	8%

Year-to-Date 2011 Organic Revenue Growth	North America	International	Other	Consolidated
Year-to-date 2010 revenue	$616.9	$299.2	$207.7	$1,123.8
Dealer deconsolidations	(27.0)	—	—	(27.0)
Currency translation effects**	7.0	(12.0)	—	(5.0)

Year-to-date 2010 revenue, adjusted	596.9	287.2	207.7	1,091.8
Year-to-date 2011 revenue	615.0	297.4	229.2	1,141.6

Organic revenue growth	$18.1	$10.2	$21.5	$49.8

Organic revenue growth %	3%	4%	10%	5%

*	Currency translation effects represent the estimated net effect of translating Q2 2010 foreign currency revenues using the average exchange rates during Q2 2011.

**	Currency translation effects represent the estimated net effect of translating Q2 2010 and Q1 2010 foreign currency revenues using the average exchange rates during Q2 2011 and Q1 2011, respectively.

Overview

We recorded Q2 2011 net income of $2.8 compared to net income of $0 in Q2 2010. The increase in net income was driven by organic revenue growth across all our reporting segments and benefits from restructuring activities and other cost reduction efforts, offset in part by lower COLI income, higher compensation costs and a product specific warranty charge. Revenue for Q2 2011 was $599.8 compared to $578.1 in Q2 2010, representing organic revenue growth of 8% after adjusting for dealer deconsolidations and currency translation effects. During Q2 2011, we experienced strong order growth driven primarily by increased project activity in North America and International, resulting in a higher backlog at the end of the quarter compared to the beginning of the quarter. We believe that we are seeing evidence that our industry is emerging from the effects of the global economic recession.

Operating income grew to $6.5 in Q2 2011, compared to an operating loss of $1.0 in the prior year. Q2 2011 adjusted operating income of $19.5 represented an improvement of $12.9 compared to the prior year primarily due to operating leverage from organic revenue growth. Benefits from restructuring activities and other cost reduction efforts were essentially offset by the product specific warranty charge of $5 related to a pending retrofit project. The year-over-year comparison was also negatively impacted by:

•	higher compensation costs of $3 related to the reinstatement of employee salaries to 2009 levels,

•	variable compensation expense of $3 related to our Economic Value Added (“EVA”)-based incentive compensation plans,

•	modestly higher commodity costs and

•	a Q2 2010 gain of $3 recorded in connection with a settlement of a domestic property tax dispute.

Q2 2011 organic revenue growth compared to the prior year was broad based and totaled $46 or 8%. We realized organic revenue growth of 4% in North America, 15% in the International segment and 13% in the Other category.

Cost of sales decreased to 69.6% of revenue in Q2 2011, a 20 basis point improvement compared to Q2 2010. The benefits from restructuring activities and other cost reduction efforts and higher absorption of fixed costs associated with the organic revenue growth in the quarter were largely offset by a 100 basis point reduction related to lower variable life COLI income and an 80 basis point reduction associated with the product specific warranty charge.

Operating expenses increased by $4.2 in Q2 2011 compared to the same period last year. The increase was primarily due to:

•	$2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels,

•	$2 of higher variable compensation expense related to our EVA-based incentive compensation plans,

•	variable life COLI income in the prior year of $4.1 and

•	a Q2 2010 gain of $2 recorded in connection with a settlement of a domestic property tax dispute.

These increases were partially offset by a reduction of $5.4 from dealer deconsolidations within the last twelve months, favorable currency translation effects of approximately $3 and benefits of restructuring activities and other cost reduction efforts.

We recorded a year-to-date 2011 net loss of $8.3 compared to year-to-date 2010 net income of $0. Year-to-date 2011 results were affected by the same factors as our Q2 2011 results as well as the negative impact of a Q1 2011 income tax charge of $11.4 resulting from the recently enacted U.S. healthcare reform legislation.

The $33.6 improvement in year-to-date 2011 adjusted operating income was driven by similar items affecting Q2 2011. All segments reported year-to-date 2011 organic revenue growth. Year-to-date 2011 cost of sales also benefited from a modest decrease in commodity costs in Q1 2011. Year-to-date 2011 operating expenses also increased due to variable life COLI income in Q1 2010 of $7.2 and $2 of higher compensation costs in Q1 2011 related to the reinstatement of employee salaries to 2009 levels offset by a reduction in Q1 2011 of $5.3 from dealer deconsolidations.

We recorded restructuring costs of $13.0 in Q2 2011 and $15.5 year-to-date 2011 compared to $17.4 in Q2 2010 and $20.2 year-to-date 2010. In Q2 2011, we recorded $9.4 related to the project to reorganize our European manufacturing operations. The remaining restructuring costs for Q2 2011 and year-to-date 2011 primarily related to several smaller actions initiated in the last six to nine months to consolidate manufacturing facilities and reorganize other areas of our business.

Q2 2011 income tax expense included charges of $1.1 for miscellaneous discrete tax items. The year-to-date 2011 provision for income taxes also included a Q1 2011 discrete item of $11.4 to recognize a reduction in deferred tax assets resulting from the recently enacted U.S. healthcare reform legislation. Excluding discrete items, income tax expense recorded for Q2 2011 and year-to-date 2011 reflects an estimated annual effective tax rate of 37%.

Interest Expense and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Interest Expense and Other Income (Expense), Net	2010	2009	2010	2009
Interest expense	$(4.6)	$(4.6)	$(9.1)	$(9.0)

Other income (expense), net:
Variable life COLI income	1.6	—	5.6	—
Interest income	0.6	0.8	1.4	1.5
Equity in income of unconsolidated ventures	1.1	0.2	1.9	0.4
Foreign exchange gain (loss)	0.1	(0.8)	0.5	(0.6)
Miscellaneous, net	0.8	—	1.1	0.6

Total other income (expense), net	4.2	0.2	10.5	1.9

Total interest expense and other income (expense), net	$(0.4)	$(4.4)	$1.4	$(7.1)

Beginning in Q1 2011, Other income (expense), net includes gains and losses from variable life COLI policies. See Note 8 to the condensed consolidated financial statements for additional information.

The Q2 and year-to-date 2011 increase in Other income (expense), net is primarily due to variable life COLI income. In addition, within Miscellaneous, net, Q2 2011 included a $2.2 recovery of a reserve recorded in conjunction with the liquidation of an unconsolidated joint venture.

Business Segment Review

See Note 11 to the condensed consolidated financial statements for additional information regarding our business segments.

North America

	Three Months Ended				Six Months Ended
Statement of Operations	August 27,		August 28,		August 27,		August 28,
Data — North America	2010		2009		2010		2009
Revenue	$322.3	100.0%	$323.0	100.0%	$615.0	100.0%	$616.9	100.0%
Cost of sales	230.5	71.5	223.1	69.1	438.6	71.3	430.6	69.8
Restructuring costs	1.9	0.6	1.4	0.4	3.3	0.5	4.0	0.6

Gross profit	89.9	27.9	98.5	30.5	173.1	28.2	182.3	29.6
Operating expenses	76.9	23.9	67.4	20.8	149.7	24.4	139.5	22.6
Restructuring costs	0.6	0.2	3.8	1.2	0.6	0.1	2.8	0.5

Operating income (loss)	$12.4	3.8%	$27.3	8.5%	$22.8	3.7%	$40.0	6.5%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income (Loss) to	August 27,		August 28,		August 27,		August 28,
Adjusted Operating Income (Loss) — North America	2010		2009		2010		2009
Operating income (loss)	$12.4	3.8%	$27.3	8.5%	$22.8	3.7%	$40.0	6.5%
Add: Restructuring costs	2.5	0.8	5.2	1.6	3.9	0.6	6.8	1.1
Less: Variable life COLI income	—	—	9.7	3.0	—	—	26.8	4.4

Adjusted operating income (loss)	$14.9	4.6%	$22.8	7.1%	$26.7	4.3%	$20.0	3.2%

Operating income in the North America segment decreased by $14.9 in Q2 2011 compared to the same period last year, which included $9.7 of variable life COLI income. Adjusted operating income declined by $7.9 in Q2 2011 compared to Q2 2010, primarily driven by:

•	a product specific warranty charge of $4 related to a pending retrofit project,

•	higher variable compensation expense of $3 related to our EVA-based incentive compensation plans,

•	higher compensation costs of $2 related to the reinstatement of employee salaries to 2009 levels,

•	modestly higher commodity costs and

•	a Q2 2010 gain of $3 recorded in connection with a settlement of a domestic property tax dispute.

The decline was partially offset by operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts. The $6.7 improvement in year-to-date 2011 adjusted operating income was impacted by similar items, but also benefited from a modest decrease in commodity costs in Q1 2011 compared to the same period last year.

North America revenue represented 53.7% of consolidated revenue in Q2 2011. Revenue for Q2 2011 was $322.3 compared to $323.0 in Q2 2010, representing organic revenue growth of 4% after adjusting for dealer deconsolidations and currency translation effects. Year-to-date 2011 organic revenue growth was $18 or 3%. Revenue growth is categorized as follows:

•	Vertical markets — Revenue growth in Q2 2011 reflected strength in Technical/Professional, Bioscience, and Financial Services. Most other vertical markets reported revenue growth in Q2 2011 including single digit growth in Education; however, Insurance Services, Information Technology and Healthcare reported Q2 2011 revenue declines compared to the same period last year. In addition, we generated single digit revenue growth in Federal Government during Q2 2011, but generated double digit growth year-to-date 2011 compared to the same period last year. State and Local Governments revenue was down slightly in Q2 2011 compared to the same period last year and down significantly on a year-to-date 2011 basis compared to the same period in 2010.

•	Product categories — Seating led revenue growth in Q2 2011 and year-to-date 2011 along with modest growth in most other categories compared to the same periods last year.

•	Contract type — Continuing business (day-to-day sales to larger customers) and marketing program business (mostly sales to smaller customers) both reported Q2 2011 revenue growth compared to the prior year, while project business declined slightly from prior year. All contract types grew over prior year on a year-to-date basis in 2011, with the strongest growth coming from marketing program business.

Cost of sales increased to 71.5% of revenue in Q2 2011, a 240 basis point deterioration compared to Q2 2010. Excluding the 180 basis point impact of variable life COLI income, cost of sales increased by 60 basis points, which was largely driven by the product specific warranty charge of 120 basis points and modestly higher commodity costs, partially offset by benefits from restructuring activities and other cost reduction efforts and higher absorption of fixed costs associated with revenue growth. Excluding the 260 basis point impact of variable life COLI income, year-to-date 2011 cost of sales improved by 110 basis points and was affected by the same factors as Q2 2011 results, except that year-to-date 2011 cost of sales also benefited from a modest decrease of commodity costs in Q1 2011 compared to the same period last year.

Operating expenses increased by $9.5 in Q2 2011 compared to the same period last year. The increase was driven by:

•	$2 of higher variable compensation expense related to our EVA-based incentive compensation plans,

•	$2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels,

•	variable life COLI income in the prior year of $4.0 and

•	a Q2 2010 gain of $2 recorded in connection with a settlement of a domestic property tax dispute.

These increases were partially offset by a reduction of $5.4 from dealer deconsolidations within the last twelve months, as well as benefits of restructuring activities and other cost reduction efforts. Year-to-date 2011 operating expenses also increased due to variable life COLI income in Q1 2010 of $7.1 and $2 of higher compensation costs in Q1 2011 related to the reinstatement of employee salaries to 2009 levels, offset by a reduction in Q1 2011 of $5.3 from dealer deconsolidations.

Restructuring costs of $2.5 incurred in Q2 2011 and $3.9 year-to-date 2011 primarily related to the consolidation of manufacturing facilities.

International

	Three Months Ended				Six Months Ended
Statement of Operations	August 27,		August 28,		August 27,		August 28,
Data — International	2010		2009		2010		2009
Revenue	$155.8	100.0%	$147.1	100.0%	$297.4	100.0%	$299.2	100.0%
Cost of sales	111.2	71.4	106.0	72.1	214.0	71.9	214.1	71.6
Restructuring costs	9.7	6.2	6.8	4.6	9.7	3.3	7.0	2.3

Gross profit	34.9	22.4	34.3	23.3	73.7	24.8	78.1	26.1
Operating expenses	45.5	29.2	51.3	34.9	93.7	31.5	101.2	33.8
Restructuring costs	0.2	0.1	2.1	1.4	0.6	0.2	2.3	0.8

Operating income (loss)	$(10.8)	(6.9)%	$(19.1)	(13.0)%	$(20.6)	(6.9)%	$(25.4)	(8.5)%

	Three Months Ended				Six Months Ended
Reconciliation of Operating
Income (Loss) to Adjusted Operating	August 27,		August 28,		August 27,		August 28,
Income (Loss) — International	2010		2009		2010		2009
Operating income (loss)	$(10.8)	(6.9)%	$(19.1)	(13.0)%	$(20.6)	(6.9)%	$(25.4)	(8.5)%
Add: Restructuring costs	9.9	6.3	8.9	6.0	10.3	3.5	9.3	3.1
Less: Variable life COLI income	—	—	—	—	—	—	—	—

Adjusted operating income (loss)	$(0.9)	(0.6)%	$(10.2)	(7.0)%	$(10.3)	(3.4)%	$(16.1)	(5.4)%

The operating loss in the International segment decreased by $8.3 in Q2 2011. Q2 2011 adjusted operating loss improved $9.3 and approximated break-even. The improvement was primarily driven by operating leverage from organic revenue growth and benefits from prior restructuring activities and other cost reduction efforts. The year-to-date 2011 operating loss was negatively impacted by an organic revenue decline in Q1 2011.

International revenue represented 26.0% of consolidated revenue in Q2 2011. Revenue for Q2 2011 was $155.8 compared to $147.1 in Q2 2010, representing organic revenue growth of 15% after adjusting for currency translation effects. Year-to-date 2011 organic revenue growth was $10 or 4%. During Q2 2011, substantially all regions reported organic revenue growth, with double digit growth reported by Latin America, Spain, Asia and the Middle East compared to the same period last year. All regions except Germany and parts of Northern Europe experienced organic revenue growth year-to-date 2011.

Cost of sales decreased to 71.4% of revenue in Q2 2011, a 70 basis point improvement compared to Q2 2010. The improvement was mainly due to the benefits from prior restructuring activities and other cost reduction efforts and higher absorption of fixed costs associated with the revenue growth in the quarter. Year-to-date 2011 cost of sales was also negatively impacted by disruption related costs associated with recently initiated restructuring activities.

Q2 2011 operating expenses decreased by $5.8 and year-to-date 2011 operating expenses decreased by $7.5 primarily due to benefits from prior restructuring activities and other cost reduction efforts. Q2 and year-to-date 2011 operating expenses were also favorably impacted by approximately $3 due to currency translation effects.

Restructuring costs of $9.9 incurred in Q2 2011 and $10.3 year-to-date 2011 primarily related to the project to reorganize our European manufacturing operations. We expect to incur a total of approximately $15 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves. We anticipate annualized savings from these actions to be approximately $7 when fully implemented by the end of 2011.

Other

	Three Months Ended				Six Months Ended
	August 27,		August 28,		August 27,		August 28,
Statement of Operations Data — Other	2010		2009		2010		2009
Revenue	$121.7	100.0%	$108.0	100.0%	$229.2	100.0%	$207.7	100.0%
Cost of sales	75.8	62.3	74.0	68.5	143.7	62.7	145.5	70.1
Restructuring costs	0.1	0.1	1.8	1.7	0.2	0.1	2.1	1.0

Gross profit	45.8	37.6	32.2	29.8	85.3	37.2	60.1	28.9
Operating expenses	33.8	27.8	34.7	32.1	68.5	29.9	69.0	33.2
Restructuring costs	0.5	0.4	1.5	1.4	1.1	0.5	2.0	0.9

Operating income (loss)	$11.5	9.4%	$(4.0)	(3.7)%	$15.7	6.8%	$(10.9)	(5.2)%

	Three Months Ended				Six Months Ended
Reconciliation of Operating
Income (Loss) to Adjusted	August 27,		August 28,		August 27,		August 28,
Operating Income (Loss) — Other	2010		2009		2010		2009
Operating income (loss)	$11.5	9.4%	$(4.0)	(3.7)%	$15.7	6.8%	$(10.9)	(5.2)%
Add: Restructuring costs	0.6	0.5	3.3	3.1	1.3	0.6	4.1	1.9
Less: Variable life COLI income	—	—	—	—	—	—	—	—

Adjusted operating income (loss)	$12.1	9.9%	$(0.7)	(0.6)%	$17.0	7.4%	$(6.8)	(3.3)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. The Other category reported operating income of $11.5 in Q2 2011 compared to an operating loss of $4.0 in Q2 2010, and operating income of $15.7 year-to-date in 2011 compared to an operating loss of $10.9 in the same period in 2010. The improvements were primarily due to revenue growth across the entire category and significant operational improvements at PolyVision and the Coalesse Group.

Q2 2011 revenue increased by $13.7 or 12.7% and year-to-date 2011 revenue increased $21.5 or 10.4%. IDEO experienced a significant increase in revenue as a result of a number of large consulting projects. The Coalesse Group reported 13% revenue growth in Q2 2011 due to an increase in day-to-day business. PolyVision reported moderate revenue growth in Q2 2011; however, excluding the impact of businesses exited in 2010, PolyVision revenue increased by over 25%. We experienced seasonal growth in PolyVision due in part to the school construction cycle where activity is strongest during the summer months; however, growth was also attributable to having exited the lower margin static whiteboard business and refocusing on the classroom with new technology like ēno.

Cost of sales as a percent of revenue decreased by 620 basis points in Q2 2011 compared to Q2 2010 and 740 basis points year-to-date in 2011 compared to the same period in 2010 primarily due to:

•	operational improvements at Coalesse,

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.,

•	higher consultant utilization rates at IDEO,

•	benefits from restructuring activities and other cost reduction efforts and

•	higher fixed cost absorption related to revenue growth.

Q2 2011 operating expenses decreased by $0.9 and year-to-date 2011 operating expenses decreased by $0.5 due to benefits from restructuring activities and other cost reduction efforts.

Corporate

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
Statement of Operations Data — Corporate	2010	2009	2010	2009
Operating expenses	$6.6	$5.2	$12.8	$9.9

	Three Months Ended		Six Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	August 27,	August 28,	August 27,	August 28,
Operating Income (Loss) — Corporate	2010	2009	2010	2009
Operating income (loss)	$(6.6)	$(5.2)	$(12.8)	$(9.9)
Add: Restructuring costs	—	—	—	—
Less: Variable life COLI income	—	0.1	—	0.2

Adjusted operating income (loss)	$(6.6)	$(5.3)	$(12.8)	$(10.1)

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

	August 27,	February 26,
Primary Liquidity Sources	2010	2010
Cash and cash equivalents	$84.2	$111.1
Short-term investments	63.5	68.2
Variable life COLI	105.8	—
Availability under credit facilities	126.6	132.7

Total liquidity	$380.1	$312.0

As of August 27, 2010, we held a total of $147.7 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 50% was located in the U.S. and the remaining 50% was located outside of the U.S., primarily in Canada and France. The majority of our short-term investments were located in the U.S. and maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, during Q1 2011, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities. In addition, our investments in whole life COLI policies represent a potential source of liquidity. The whole life and variable life policies are recorded at their net cash surrender values. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations to us. See Note 8 to the condensed consolidated financial statements for more information.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our statements of cash flows for the six months ended August 27, 2010 and August 28, 2009:

	Six Months Ended
	August 27,	August 28,
Cash Flow Data	2010	2009
Net cash provided by (used in):
Operating activities	$10.5	$(70.3)
Investing activities	(25.0)	0.2
Financing activities	(11.9)	25.4
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.8

Net increase (decrease) in cash and cash equivalents	(26.9)	(42.9)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$84.2	$74.7

Cash provided by (used in) operating activities

	Six Months Ended
	August 27,	August 28,
Cash Flow Data — Operating Activities	2010	2009
Net income (loss)	$(8.3)	$—
Depreciation and amortization	32.2	36.6
Changes in accounts receivable, inventories and accounts payable	(41.8)	16.5
Changes in cash surrender value of COLI	(7.6)	(30.2)
Changes in deferred income taxes	18.3	1.8
Changes in employee compensation liabilities	(5.5)	(56.0)
Changes in other operating assets and liabilities	10.5	(45.7)
Other	12.7	6.7

Net cash provided by (used in) operating activities	$10.5	$(70.3)

The change in cash provided by operating activities in 2011 compared to cash used in operating activities in 2010 was primarily due to a decrease in variable compensation payments and the receipt of a U.S. income tax refund in Q1 2011, partially offset by an increase in cash used for working capital due to the increase in revenue during 2011.

Cash provided by (used in) investing activities

	Six Months Ended
	August 27,	August 28,
Cash Flow Data — Investing Activities	2010	2009
Capital expenditures	$(16.6)	$(16.6)
Net increase in notes receivable	(8.5)	(2.2)
Proceeds from disposal of fixed assets	0.8	4.6
Net liquidations (purchases) of short-term investments	1.3	12.4
Other	(2.0)	2.0

Net cash provided by (used in) investing activities	$(25.0)	$0.2

Capital expenditures in 2011 were primarily related to investments in product development in North America and International, and included a progress payment of $2.9 towards a replacement aircraft. The net increase in notes receivable includes additional borrowings by dealers under asset-based lending arrangements put in place in prior years.

Cash provided by (used in) financing activities

	Six Months Ended
	August 27,	August 28,
Cash Flow Data — Financing Activities	2010	2009
Borrowings of long-term debt	$—	$47.0
Dividends paid	(10.8)	(16.1)
Common stock repurchases	—	(4.3)
Other	(1.1)	(1.2)

Net cash provided by (used in) financing activities	$(11.9)	$25.4

The primary use of cash in financing activities continues to relate to dividends paid on our common stock.

We paid dividends of $0.04 per common share during Q1 2011 and Q2 2011 and $0.08 and $0.04 per common share during Q1 2010 and Q2 2010, respectively. On September 29, 2010, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q3 2011.

As of the end of Q2 2011, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During 2011, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During 2011, no material change in our contractual obligations occurred.

Liquidity Facilities

Liquidity Facilities	August 27, 2010
Global committed bank facility	$125.0
Less: availability limited due to covenant constraints	40.0

Availability of global committed bank facility	85.0
Various uncommitted lines	45.3

Total credit lines available	130.3
Less:
Borrowings outstanding	3.7

Available capacity	$126.6

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining a commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. As of August 27, 2010, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility; however, our availability was limited to $85 as a result of constraints related to our maximum leverage ratio covenant.

The various uncommitted lines may be changed or cancelled by the banks at any time. Outstanding borrowings on uncommitted facilities of $3.7 as of August 27, 2010 were primarily related to short-term liquidity management within our International segment. In addition, we have a revolving letter of credit agreement for $18.5 of which $18.3 was utilized primarily related to our self-insured workers’ compensation programs as of August 27, 2010. There were no draws on our standby letters of credit during 2011.

Total consolidated debt as of August 27, 2010 was $298.8. Our debt primarily consists of $249.9 in term notes due in Q2 2012 with an effective interest rate of 6.3%. The term notes are classified as short-term in the Condensed Consolidated Balance Sheet as they are due within one year and we do not intend to use existing financing arrangements to refinance these short-term obligations on a long-term basis. It is our current intention to refinance the term notes with other long term instruments prior to the maturity date. In addition, we have a $44.3 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by our two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe there are indicators that most geographies and markets around the world are emerging from the adverse impacts of the global economic recession, although the timing, strength and continuity of the economic recovery remain uncertain which may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

We have $249.9 of unsecured senior notes due in Q2 2012 (“2012 Notes”). It is our current intention to refinance the 2012 Notes with other long term instruments prior to the maturity date. Based on the current market environment and our discussions with financial advisors, we believe we will be able to issue long term debt with similar terms and conditions prior to the maturity of the 2012 Notes. In the event there is a market disruption or we are otherwise unable to issue new debt with reasonable terms, we expect we will be able to repay the 2012 Notes and manage our business with funds available from our cash and cash equivalents and short-term investments, other potential third-party financing sources, our investments in COLI policies and our global committed bank facility.

Our other significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We expect capital expenditures to total approximately $50 in 2011 compared to $35 in 2010. In addition, we expect capital expenditures in 2011 to include progress payments associated with a replacement corporate aircraft totaling $9 and approximately $3 in spending on corporate facilities as a result of campus consolidation. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

We are in the process of completing various restructuring actions including a project to consolidate our manufacturing operations in Europe. We expect to incur a total of approximately $15 of restructuring costs in connection with this project; $9.4 of such costs were incurred in Q2 2011, and we expect to incur the majority of the remaining restructuring costs in Q3 and Q4 2011.

We announced a quarterly dividend on our common stock of $0.04 per share, or $5.4 to be paid in Q3 2011. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates

During Q2 2011, there have been no changes in the items that we have identified as critical accounting estimates.

Recently Issued Accounting Standards

See Note 3 to the condensed consolidated financial statements.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 27, 2010 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2010. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q2 2011, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q2 2011, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q2 2011, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 27, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 27, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q2 2011:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
5/29/10 — 7/2/10	1,282		$7.52	—	$210.8
7/3/10 — 7/30/10	—		—	—	$210.8
7/31/10 — 8/27/10	490		$6.43	—	$210.8

Total	1,772	(2)		—

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: October 4, 2010

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010(1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 30, 2010 and incorporated herein by reference.