Form 10-Q
period 2010-11-26
STEELCASE INC
filed 2011-01-04
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2010
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

As of January 3, 2011, Steelcase Inc. had 86,715,083 shares of Class A Common Stock and 46,351,204 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2010

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2010	2009	2010	2009
Revenue	$672.6	$616.1	$1,814.2	$1,739.8
Cost of sales	461.8	436.1	1,258.1	1,226.2
Restructuring costs	6.9	2.5	20.1	15.5

Gross profit	203.9	177.5	536.0	498.1
Operating expenses	176.0	160.4	500.7	480.0
Restructuring costs	1.1	2.3	3.4	9.5

Operating income	26.8	14.8	31.9	8.6
Interest expense	(4.8)	(4.5)	(13.9)	(13.5)
Other income (expense), net	3.8	(2.7)	14.3	(0.8)

Income (loss) before income tax expense (benefit)	25.8	7.6	32.3	(5.7)
Income tax expense (benefit)	7.5	7.6	22.3	(5.7)

Net income	$18.3	$—	$10.0	$—

Earnings per share:
Basic	$0.14	$0.00	$0.07	$0.00

Diluted	$0.14	$0.00	$0.07	$0.00

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.16

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 26,	February 26,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$119.0	$111.1
Short-term investments	75.4	68.2
Accounts receivable, net of allowances of $25.4 and $20.6	301.2	242.5
Inventories	128.3	98.4
Deferred income taxes	48.8	49.6
Other current assets	53.7	65.7

Total current assets	726.4	635.5

Property and equipment, net of accumulated depreciation of $1,300.5 and $1,309.9	387.6	415.7
Company-owned life insurance	220.3	209.6
Deferred income taxes	137.8	144.5
Goodwill	179.0	183.8
Other intangible assets, net	22.9	25.0
Other assets	76.3	63.1

Total assets	$1,750.3	$1,677.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191.6	$159.2
Short-term borrowings and current maturities of long-term debt	256.5	7.4
Accrued expenses:
Employee compensation	128.6	99.1
Other	172.5	146.9

Total current liabilities	749.2	412.6

Long-term liabilities:
Long-term debt less current maturities	42.1	293.4
Employee benefit plan obligations	172.3	189.5
Other long-term liabilities	75.6	84.1

Total long-term liabilities	290.0	567.0

Total liabilities	1,039.2	979.6

Shareholders’ equity:
Common stock	58.0	57.0
Additional paid-in capital	13.6	8.2
Accumulated other comprehensive income (loss)	(4.6)	(17.9)
Retained earnings	644.1	650.3

Total shareholders’ equity	711.1	697.6

Total liabilities and shareholders’ equity	$1,750.3	$1,677.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	November 26,	November 27,
	2010	2009
OPERATING ACTIVITIES
Net income	$10.0	$—
Depreciation and amortization	49.1	55.6
Changes in accounts receivable, inventories and accounts payable, net of deconsolidation	(68.7)	32.7
Changes in cash surrender value of company-owned life insurance	(10.7)	(35.5)
Changes in deferred income taxes	6.9	(7.0)
Changes in employee compensation liabilities	20.6	(39.2)
Changes in other operating assets and liabilities, net of deconsolidation	33.3	(29.9)
Other	18.3	4.1

Net cash provided by (used in) operating activities	58.8	(19.2)

INVESTING ACTIVITIES
Capital expenditures	(33.3)	(26.5)
Proceeds from disposal of fixed assets	14.3	6.4
Purchases of short-term investments	(14.8)	(3.9)
Liquidations of short-term investments	3.9	14.9
Other	(3.5)	2.1

Net cash provided by (used in) investing activities	(33.4)	(7.0)

FINANCING ACTIVITIES
Borrowings of long-term debt	0.4	47.0
Dividends paid	(16.2)	(21.5)
Common stock repurchases	(0.3)	(4.3)
Other	(2.1)	(2.0)

Net cash provided by (used in) financing activities	(18.2)	19.2

Effect of exchange rate changes on cash and cash equivalents	0.7	3.5

Net increase (decrease) in cash and cash equivalents	7.9	(3.5)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$119.0	$114.1

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

Certain amounts in the prior year’s financial statements have been reclassified and corrected to conform to the current year presentation. The long-term portions of the accrued liabilities for product warranties and self-insured losses related to workers’ compensation of $7.1 and $14.0, respectively, as of February 26, 2010, previously classified as current liabilities on the Condensed Consolidated Balance Sheet, have been reclassified to long-term liabilities. The non-current portions of deferred income taxes related to these liabilities of $8.1 have also been reclassified from current to non-current deferred income taxes in the Condensed Consolidated Balance Sheet. We did not amend our Form 10-K or any other prior period filing, as the corrections of these amounts were not considered material to the Condensed Consolidated Balance Sheet and they had no impact on the Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for any of the periods presented.

2.	PRODUCT WARRANTIES AND SELF-INSURANCE

Product Warranties

We offer a 5-year, 10-year or lifetime warranty for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

Product
Roll-Forward of Accrued Liability for Product Warranties	Warranties
Balance as of February 26, 2010	$22.1
Accruals related to product warranties, recalls and retrofits	13.8
Adjustments related to changes in estimates	6.0
Reductions for settlements	(10.1)
Currency translation adjustments	(0.2)

Balance as of November 26, 2010	$31.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In Q2 2011, we increased the estimate of our general reserve for warranty claims by $6.0. The increase in our general warranty reserve was linked to implementation of new software supporting our claims management processes, which allowed us to more deeply understand our historical experience as a foundation for estimating future claims. In addition, during Q2 2011, we recorded a specific product warranty charge of $4.7 for estimated expenses related to a pending retrofit project. Our reserve for estimated settlements expected to be paid within one year as of November 26, 2010 and February 26, 2010 was $16.5 and $15.0, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets, while our reserve for estimated settlements expected to be paid beyond one year is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Self-Insurance

We are self-insured for certain losses relating to domestic workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Our total reserve for estimated domestic workers’ compensation claim costs incurred as of November 26, 2010 and February 26, 2010 was $16.6 and $20.0, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of November 26, 2010 and February 26, 2010 was $6.3 and $6.0, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated domestic workers’ compensation claim costs by $3.7. The change in estimate was mainly due to the continuation of favorable trends in past experience.

Our reserve for estimated product liability claim costs incurred as of November 26, 2010 and February 26, 2010 was $5.1 and $7.1, respectively, and is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated product liability claim costs by $3.0. The change in estimate was due to the continuation of favorable trends in past experience.

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

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which changed the consolidation guidance for variable interest entities. This statement requires companies to qualitatively assess the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the beneficiary (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted the new guidance in Q1 2011.

Based on this statement, we deconsolidated a variable interest dealer in Q1 2011 which had no effect on net income. In addition, we deconsolidated a variable interest dealer in Q3 2010 after it was purchased by an independent third party. For the year ended February 26, 2010 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to the consolidation of these dealers:

	First	Second	Third	Fourth
Dealer Deconsolidations	Quarter	Quarter	Quarter	Quarter	Total
2010
Revenue	$14.1	$12.9	$21.4	$14.3	$62.7
Gross profit	4.7	6.0	6.2	5.1	22.0
Operating income (loss)	(0.6)	0.6	0.5	0.9	1.4
Net income (loss)	—	—	—	—	—

Financing Receivables

In Q2 2011, the FASB issued new guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. Financing receivables include loans and notes receivable, long-term trade accounts receivable and certain other contractual rights to receive money on demand or on fixed or determinable dates. Trade accounts receivable with contractual maturities of one year or less that arose from the sales of goods or services are excluded from the new guidance. The new guidance requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. The disclosure requirements will be effective in Q4 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. In the nine months ended November 26, 2010, the two-class method changes the basic earnings per share from $0.08 to $0.07. Basic earnings per share of participating securities is the same as basic earnings per share of common shares for all periods presented. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, for the three and nine months ended November 26, 2010 and November 27, 2009, diluted earnings per share does not reflect the effect of options, performance shares and certain performance units totaling 3.3 million and 3.8 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Computation of Earnings per Share	2010	2009	2010	2009
Net income	$18.3	$—	$10.0	$—

Weighted-average common shares outstanding for basic earnings per share (in millions)	133.0	132.8	133.0	133.0
Effect of dilutive stock-based compensation (in millions)	—	—	—	—

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	133.0	132.8	133.0	133.0

Earnings per share:
Basic	$0.14	$0.00	$0.07	$0.00

Diluted	$0.14	$0.00	$0.07	$0.00

Total common shares outstanding at period end (in millions)	133.1	132.9	133.1	132.9

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	November 26, 2010			November 27, 2009
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$18.3			$—
Other comprehensive income:
Foreign currency translation adjustments	$6.3	$—	6.3	$12.2	$—	12.2
Unrealized gain (loss) on investments, net	—	—	—	(0.8)	0.3	(0.5)
Minimum pension liability	17.3	(6.3)	11.0	(1.6)	6.9	5.3
Derivative adjustments	(0.4)	0.1	(0.3)	(0.2)	0.1	(0.1)

	$23.2	$(6.2)	17.0	$9.6	$7.3	16.9

Total comprehensive income			$35.3			$16.9

	Nine Months Ended			Nine Months Ended
	November 26, 2010			November 27, 2009
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$10.0			$—
Other comprehensive income:
Foreign currency translation adjustments	$3.1	$—	3.1	$32.0	$—	32.0
Unrealized gain (loss) on investments, net	1.3	(0.5)	0.8	(2.9)	1.1	(1.8)
Minimum pension liability	13.8	(4.1)	9.7	(5.6)	7.7	2.1
Derivative adjustments	(0.4)	0.1	(0.3)	—	—	—

	$17.8	$(4.5)	13.3	$23.5	$8.8	32.3

Total comprehensive income			$23.3			$32.3

As of November 26, 2010, we remeasured our accumulated post-retirement benefit obligation, which resulted in a change in the minimum pension liability of $11.7, net of tax. See Note 9 for additional information.

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of November 26, 2010, approximately 29% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our total debt is carried at cost and was $298.6 and $300.8 as of November 26, 2010 and February 26, 2010, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $307 and $309 as of November 26, 2010 and February 26, 2010, respectively.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	November 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$119.0	$—	$—	$119.0
U.S. government debt securities	3.5	—	—	3.5
U.S. agency debt securities	50.7	—	—	50.7
Corporate debt securities	21.1	—	—	21.1
Auction rate securities	—	—	21.3	21.3
Canadian asset-backed commercial paper restructuring notes	—	—	4.0	4.0
Other long-term investments	2.8	—	—	2.8
Foreign exchange forward contracts	—	0.2	—	0.2

	$197.1	$0.2	$25.3	$222.6

Liabilities
Foreign exchange forward contracts	—	5.3	—	5.3

	$—	$5.3	$—	$5.3

	February 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$111.1	$—	$—	$111.1
U.S. government debt securities	5.6	—	—	5.6
U.S. agency debt securities	43.5	—	—	43.5
Corporate debt securities	12.8	—	—	12.8
Foreign debt securities	2.9	—	—	2.9
Other short-term investments	3.4	—	—	3.4
Auction rate securities	—	—	19.6	19.6
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
Other long-term investments	0.5	—	—	0.5
Foreign exchange forward contracts	—	0.4	—	0.4

	$179.8	$0.4	$23.4	$203.6

Liabilities
Foreign exchange forward contracts	—	1.1	—	1.1

	$—	$1.1	$—	$1.1

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 26, 2010:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 26, 2010	$19.6	$3.8
Unrealized gain (loss) on investments	1.7	—
Currency translation adjustment	—	0.2

Balance as of November 26, 2010	$21.3	$4.0

7.	INVENTORIES

	November 26,	February 26,
Inventories	2010	2010
Raw materials	$48.6	$45.8
Work-in-process	15.2	11.9
Finished goods	84.8	62.0

	148.6	119.7
LIFO reserve	(20.3)	(21.3)

	$128.3	$98.4

The portion of inventories determined by the LIFO method aggregated $49.6 as of November 26, 2010 and $39.0 as of February 26, 2010.

8.	COMPANY-OWNED LIFE INSURANCE

				Net Cash Surrender Value
			Target Asset Allocation
	Ability to Choose		as of November 26,	November 26,	February 26,
Type	Investments	Net Return	2010	2010	2010
Whole life insurance policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$111.6	$109.3

Variable life insurance policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	75% Fixed Income; 25% Equity	108.7	100.3

				$220.3	$209.6

Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value. Our investments in COLI policies, while an available source of liquidity, were made with the intention of utilizing them as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The net cash surrender value of our COLI investments exceeds these employee benefit obligations on a tax-adjusted basis, and therefore, to more efficiently manage our balance sheet and liquidity position, in Q1 2011, we began considering our

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change, we adjusted the target asset allocation of the investments in variable life COLI policies to more heavily weight the portfolio to fixed income securities; and beginning in Q1 2011, net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life COLI policies have been recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

We continue our intention to utilize our investments in whole life COLI policies as a funding source for post-retirement medical benefits and other employee benefit obligations. We believe the investments in whole life COLI policies represent a stable source for these long-term benefit obligations. Consequently, we continue to allocate COLI income related to our investments in whole life COLI policies between Cost of sales and Operating expenses on the Condensed Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund.

These designations do not result in our investments in COLI policies representing a committed funding source for liquidity or employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

Following is a summary of the allocation of COLI income for the three and nine months ended November 26, 2010 and November 27, 2009:

	Three Months Ended			Three Months Ended
	November 26, 2010			November 27, 2009
	Whole Life	Variable Life	Total	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies	Policies	Policies	Policies
Cost of sales	$0.3	$—	$0.3	$0.1	$2.5	$2.6
Operating expenses	1.3	—	1.3	0.9	1.8	2.7

Operating income	1.6	—	1.6	1.0	4.3	5.3
Other income (expense), net	—	2.9	2.9	—	—	—

Income (loss) before income tax expense (benefit)	$1.6	$2.9	$4.5	$1.0	$4.3	$5.3

	Nine Months Ended			Nine Months Ended
	November 26, 2010			November 27, 2009
	Whole Life	Variable Life	Total	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies	Policies	Policies	Policies
Cost of sales	$0.9	$—	$0.9	$1.1	$18.2	$19.3
Operating expenses	3.6	—	3.6	3.5	13.1	16.6

Operating income	4.5	—	4.5	4.6	31.3	35.9
Other income (expense), net	—	8.5	8.5	—	—	—

Income (loss) before income tax expense (benefit)	$4.5	$8.5	$13.0	$4.6	$31.3	$35.9

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	November 26,	February 26,
Employee Benefit Plan Obligations	2010	2010
Defined contribution retirement plans	$1.1	$1.3
Post-retirement medical benefit plans	114.0	131.8
Defined benefit pension plans	36.4	38.4
Deferred compensation plans and agreements	37.3	34.7

	188.8	206.2
Current portion	16.5	16.7

Long-term portion	$172.3	$189.5

In Q3 2011, we changed the cost sharing provisions of the post-retirement benefit plan that provides medical benefits to certain North American-based retirees and eligible dependents, which increased the required contributions for certain retirees. Accordingly, we remeasured our accumulated post-retirement benefit obligation (“APBO”) as of November 26, 2010. In connection with the remeasurement, other assumptions were revised, including the discount rate assumption, which decreased from 5.9% as of February 26, 2010 to 5.3% as of November 26, 2010. The remeasurement resulted in an $18.9 decrease in the APBO as of November 26, 2010 and these changes will reduce net expense for post-retirement plans by $1.2 in Q4 2011.

	Three Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 26,	November 27,	November 26,	November 27,
Components of Expense	2010	2009	2010	2009
Service cost	$0.5	$0.4	$0.3	$0.2
Interest cost	1.1	1.1	1.9	2.1
Amortization of prior year service gain	—	—	(1.8)	(1.7)
Expected return on plan assets	(0.7)	(0.6)	—	—
Amortization of unrecognized net actuarial loss	0.2	0.2	—	—

Net expense	$1.1	$1.1	$0.4	$0.6

	Nine Months Ended
			Post-Retirement
	Pension Plans		Plans
	November 26,	November 27,	November 26,	November 27,
Components of Expense	2010	2009	2010	2009
Service cost	$1.5	$1.1	$0.9	$0.6
Interest cost	3.2	3.4	5.6	6.3
Amortization of prior year service gain	—	—	(5.4)	(5.2)
Expected return on plan assets	(2.1)	(1.8)	—	—
Amortization of unrecognized net actuarial loss	0.6	0.6	—	—

Net expense	$3.2	$3.3	$1.1	$1.7

We expect to contribute approximately $4 to our pension plans and $10 to our post-retirement plans in 2011. As of November 26, 2010, contributions of approximately $3 and $6 have been made to the respective plans.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.	INCOME TAXES

The provision for income taxes for the nine months ended November 26, 2010 includes a discrete item of $11.4 to recognize a reduction in deferred tax assets. In Q1 2011, the U.S. enacted significant healthcare reform legislation which changed the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) for fiscal years beginning after December 31, 2012. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change during Q1 2011, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy.

In addition, for the three and nine months ended November 26, 2010 we recorded ($0.6) and $0.5 of other miscellaneous discrete items. Excluding discrete items, income tax expense recorded for the three and nine months ended November 26, 2010 reflects an estimated annual effective tax rate of approximately 32%. The estimated annual effective tax rate, excluding discrete items, decreased from our Q2 2011 estimate of 37% primarily due to benefits associated with the IDEO ownership transition described in Note 14 and higher non-taxable COLI income.

On December 17, 2010, the U.S. Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. The bill includes a two-year retroactive extension of the U.S. research tax credit, and therefore we will record the benefit associated with this change in the law, which we estimate will reduce our income tax expense by $1.8 in Q4 2011.

11.	STOCK INCENTIVE PLAN

In Q3 2011, we awarded a total of 212,000 restricted stock units (“RSUs”) under the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) to certain employees who are not executive officers. These RSUs will vest at the end of a three-year period or at the time the participant becomes a qualified retiree.

Restricted stock and RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the vesting period based on the value of the shares on the grant date. The total expense and associated tax benefit related to all restricted stock and RSUs for the three and nine months ended November 26, 2010 and November 27, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Restricted Stock and Restricted Stock Units	2010	2009	2010	2009
Expense	$0.5	$0.5	$1.2	$0.9
Tax benefit	0.2	0.2	0.4	0.4

As of November 26, 2010, there was $2.4 of remaining unrecognized compensation cost related to nonvested restricted stock and RSUs. That cost is expected to be recognized over a remaining weighted-average period of 2.5 years.

In Q1 2011, we awarded a target of 779,000 performance units under the Incentive Compensation Plan to our executive officers. The performance units are earned after a three-year performance period, from 2011 through 2013, based on our total shareholder return relative to a comparison group of companies. The number of shares that may be earned can range from 25% to 200% of the target amount. A number of units equal to 25% of the target level of each award will be earned if the participant remains employed through the end of 2013 or retires, becomes disabled, dies or is terminated without cause, or a change in control occurs during the performance period, whether or not the minimum performance level is achieved. The minimum award will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination without cause prior to the end of the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

performance period. The remainder of the award will be forfeited if a participant leaves our company for reasons other than retirement, disability or death prior to the end of the performance period. During the performance period, participants receive a cash dividend equivalent based on the underlying target award equal to the dividends we declare and pay on our Class A Common Stock. The fair value of the performance units awarded during Q1 2011 was calculated on the grant date using the Monte Carlo simulation model with the following assumptions:

2011 Awards
Three-year risk-free interest rate (1)	1.7%
Expected term	3 years
Estimated volatility (2)	49.2%
Weighted-average grant date fair value per share	$9.14

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our common stock for the three-year period preceding the grant date.

The total expense and associated tax benefit related to all performance shares and performance units for the three and nine months ended November 26, 2010 and November 27, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Performance Shares and Performance Units	2010	2009	2010	2009
Expense	$0.7	$0.4	$4.9	$3.5
Tax benefit	0.2	0.2	1.7	1.3

The performance shares and performance units activity for the nine months ended November 26, 2010 was as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (1)
Nonvested as of February 26, 2010	1,766,000	$3.54
Granted	1,558,000	4.57

Nonvested as of November 26, 2010 (2)	3,324,000	4.02

(1)	The fair value per share presented in this table has been adjusted to align with the presentation of the awards at the maximum number of shares that could be awarded.

(2)	Total nonvested shares include 390,500 shares, which represent the 25% portion of the awards granted in 2010 and 2011 that are not subject to performance conditions.

As of November 26, 2010, there was $4.6 of remaining unrecognized compensation cost related to nonvested performance shares and performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

12.	REPORTABLE SEGMENTS

We operate within North America and International reportable segments plus an “Other” category. The Other category includes the Coalesse Group, PolyVision and IDEO. Unallocated corporate expenses are reported as Corporate.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Revenue and operating income (loss) for the three and nine months ended November 26, 2010 and November 27, 2009 and total assets as of November 26, 2010 and February 26, 2010 by segment are presented below:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Reportable Segment Statement of Operations Data	2010	2009	2010	2009
Revenue
North America	$358.4	$328.0	$973.4	$944.9
International	201.9	178.7	499.3	477.9
Other	112.3	109.4	341.5	317.0

	$672.6	$616.1	$1,814.2	$1,739.8

Operating income (loss)
North America	$21.8	$18.8	$44.6	$58.8
International	6.6	(0.2)	(14.0)	(25.7)
Other	5.5	—	21.2	(10.8)
Corporate	(7.1)	(3.8)	(19.9)	(13.7)

	$26.8	$14.8	$31.9	$8.6

	November 26,	February 26,
Reportable Segment Balance Sheet Data	2010	2010
Total assets
North America	$669.4	$695.0
International	446.8	382.4
Other	216.5	231.6
Corporate	417.6	368.2

	$1,750.3	$1,677.2

13.	RESTRUCTURING ACTIVITIES

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. The primary drivers of the changes included our continued improvements in manufacturing practices, combined with the need for manufacturing footprint optimization and further cost reductions. We expect to incur approximately $20 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves. For the three and nine months ended November 26, 2010, we incurred $4.1 and $13.5, respectively, of restructuring costs related to this project mainly due to workforce reductions.

The remaining restructuring costs for the three and nine months ended November 26, 2010 primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Restructuring Costs	2010	2009	2010	2009
Cost of sales
North America	$2.4	$0.5	$5.7	$4.5
International	4.1	1.2	13.8	8.1
Other	0.4	0.8	0.6	2.9

	6.9	2.5	20.1	15.5

Operating expenses
North America	0.2	0.1	0.8	2.9
International	0.4	1.9	1.0	4.2
Other	0.5	0.3	1.6	2.4

	1.1	2.3	3.4	9.5

	$8.0	$4.8	$23.5	$25.0

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 26, 2010:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3
Additions	22.2	1.3	23.5
Payments	(13.9)	(2.7)	(16.6)
Adjustments	0.7	(0.3)	0.4

Reserve balance as of November 26, 2010	$15.8	$1.8	$17.6

The workforce reductions reserve balance as of November 26, 2010 primarily related to estimated employee termination costs associated with the reorganization of our European manufacturing operations.

14.	SUBSEQUENT EVENTS

IDEO Ownership Transition

On December 14, 2010, certain members of the management of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this transition. This transaction generated $30 of cash and is estimated to result in a Q4 2011 pre-tax gain of approximately $9, net of incremental variable compensation expense. Beginning in Q4 2011, we will no longer consolidate the operations of IDEO and will record our share of IDEO’s earnings as equity in income of unconsolidated ventures in Other income (expense), net on the Condensed Consolidated Statements of Operations.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the nine months ended November 26, 2010 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to IDEO:

	First	Second	Third
IDEO	Quarter	Quarter	Quarter	Total
2011
Revenue	$35.1	$35.2	$33.1	$103.4
Gross profit	16.9	14.6	15.6	47.1
Operating income	4.8	3.3	3.7	11.8

For the year ended February 26, 2010 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to IDEO:

	First	Second	Third	Fourth
IDEO	Quarter	Quarter	Quarter	Quarter	Total
2010
Revenue	$27.1	$28.4	$28.3	$29.1	$112.9
Gross profit	11.4	11.0	11.3	12.9	46.6
Operating income	1.0	0.8	3.4	2.6	7.8

Sale-Leaseback of Facility in Canada

On November 30, 2010, we completed the sale and leaseback of a facility in Canada, which generated $25 of cash and resulted in a $16 pre-tax gain. We will recognize $11 of this gain in Q4 2011 and will defer the remaining gain over the five-year lease term associated with the space we are leasing back to support our current level of activity. The Q4 2011 gain will be reflected as a restructuring item in the North America segment and will result in approximately $4 of incremental variable compensation expense, which will be recorded in Cost of sales and Operating expenses on the Condensed Consolidated Statement of Operations.

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

Financial Summary

Results of Operations

	Three Months Ended				Nine Months Ended
	November 26,		November 27,		November 26,		November 27,
Statement of Operations Data	2010		2009		2010		2009
Revenue	$672.6	100.0%	$616.1	100.0%	$1,814.2	100.0%	$1,739.8	100.0%
Cost of sales	461.8	68.7	436.1	70.8	1,258.1	69.3	1,226.2	70.5
Restructuring costs	6.9	1.0	2.5	0.4	20.1	1.1	15.5	0.9

Gross profit	203.9	30.3	177.5	28.8	536.0	29.6	498.1	28.6
Operating expenses	176.0	26.1	160.4	26.0	500.7	27.6	480.0	27.6
Restructuring costs	1.1	0.2	2.3	0.4	3.4	0.2	9.5	0.5

Operating income	26.8	4.0	14.8	2.4	31.9	1.8	8.6	0.5
Interest expense and other income (expense), net	(1.0)	(0.2)	(7.2)	(1.2)	0.4	0.0	(14.3)	(0.8)

Income (loss) before income tax expense (benefit)	25.8	3.8	7.6	1.2	32.3	1.8	(5.7)	(0.3)
Income tax expense (benefit)	7.5	1.1	7.6	1.2	22.3	1.2	(5.7)	(0.3)

Net income	$18.3	2.7%	$—	—	$10.0	0.6%	$—	—

Earnings per share:
Basic	$0.14		$0.00		$0.07		$0.00

Diluted	$0.14		$0.00		$0.07		$0.00

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income (Loss) to	November 26,		November 27,		November 26,		November 27,
Adjusted Operating Income (Loss)	2010		2009		2010		2009
Operating income (loss)	$26.8	4.0%	$14.8	2.4%	$31.9	1.8%	$8.6	0.5%
Add: Restructuring costs	8.0	1.2	4.8	0.8	23.5	1.3	25.0	1.4
Less: Variable life COLI income	—	—	4.3	0.7	—	—	31.3	1.8

Adjusted operating income (loss)	$34.8	5.2%	$15.3	2.5%	$55.4	3.1%	$2.3	0.1%

Q3 2011 Organic Revenue Growth	North America	International	Other	Consolidated
Q3 2010 revenue	$328.0	$178.7	$109.4	$616.1
Dealer deconsolidations	(21.0)	—	—	(21.0)
Currency translation effects(1)	1.0	(11.0)	—	(10.0)

Q3 2010 revenue, adjusted	308.0	167.7	109.4	585.1
Q3 2011 revenue	358.4	201.9	112.3	672.6

Organic revenue growth	$50.4	$34.2	$2.9	$87.5

Organic revenue growth %	16%	20%	3%	15%

Year-to-Date 2011 Organic Revenue Growth	North America	International	Other	Consolidated
Year-to-date 2010 revenue	$944.9	$477.9	$317.0	$1,739.8
Dealer deconsolidations	(48.0)	—	—	(48.0)
Currency translation effects(2)	8.0	(23.0)	—	(15.0)

Year-to-date 2010 revenue, adjusted	904.9	454.9	317.0	1,676.8
Year-to-date 2011 revenue	973.4	499.3	341.5	1,814.2

Organic revenue growth	$68.5	$44.4	$24.5	$137.4

Organic revenue growth %	8%	10%	8%	8%

(1)	Currency translation effects represent the estimated net effect of translating Q3 2010 foreign currency revenues using the average exchange rates during Q3 2011.

(2)	Currency translation effects represent the estimated net effect of translating Q3 2010, Q2 2010 and Q1 2010 foreign currency revenues using the average exchange rates during Q3 2011, Q2 2011 and Q1 2011, respectively.

Overview

Following a significant reduction in our revenue during 2009 and 2010 in connection with the global economic recession and downturn in our industry, we began experiencing organic revenue growth in our business beginning in Q1 2011 as a result of the broader global economic recovery. This trend strengthened in Q2 2011 as a result of increased project business and accelerated in Q3 2011 when we posted organic revenue growth over the prior year more broadly across all reporting segments and in most geographies. This growth is consistent with general trends in our industry as companies have been increasing corporate spending.

Q3 2011 Compared to Q3 2010

We recorded Q3 2011 net income of $18.3 compared to net income of $0 in Q3 2010. The increase in net income was driven by higher operating income across all of our reporting segments, reduced miscellaneous expenses in other income (expense), net and a lower effective tax rate.

Revenue for Q3 2011 was $672.6 compared to $616.1 in Q3 2010, representing organic revenue growth of 15% after adjusting for dealer deconsolidations and currency translation effects. The organic revenue growth was broad-based, with growth of 16% in the North America segment, 20% in the International segment and 3% in the Other category.

Operating income grew to $26.8 in Q3 2011, compared to operating income of $14.8 in the prior year. Q3 2011 adjusted operating income of $34.8 represented an improvement of $19.5 compared to the prior year, which was primarily due to operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, partially offset by:

•	increased commodity costs of approximately $6,

•	additional bad debt reserves of $3,

•	higher compensation costs of $3 related to the reinstatement of employee salaries to 2009 levels and

•	increases in other operating costs.

Cost of sales decreased to 68.7% of revenue in Q3 2011, a 210 basis point improvement compared to Q3 2010. The benefits from restructuring activities and other cost reduction efforts and higher absorption of fixed costs associated with the organic revenue growth in the quarter were partially offset by increased commodity costs compared to the prior year and the exclusion of variable life COLI income, which beginning in Q1 2011 is reported in Other income (expense), net.

Operating expenses increased by $15.6 in Q3 2011 compared to the same period last year. The increase was primarily due to:

•	$9 of higher variable compensation expense related to our Economic Value Added (“EVA”)-based compensation plans,

•	$3 of additional bad debt reserves,

•	$2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels,

•	variable life COLI income in the prior year of $1.8 and

•	increases in other operating costs.

These increases were partially offset by a reduction of $5.5 from dealer deconsolidations within the last twelve months, favorable currency translation effects of approximately $4 and benefits of restructuring activities and other cost reduction efforts.

Year-to-Date 2011 Compared to Year-to-Date 2010

We recorded year-to-date 2011 net income of $10.0 compared to year-to-date 2010 net income of $0. Year-to-date 2011 results were affected by the same factors as our Q3 2011 results, as well as the negative impact of a Q1 2011 income tax charge of $11.4 resulting from the U.S. healthcare reform legislation.

The $53.1 improvement in year-to-date 2011 adjusted operating income was driven by items similar to those affecting Q3 2011. All segments reported year-to-date 2011 organic revenue growth. Year-to-date 2011 cost of sales was 69.3%, a 120 basis point improvement compared to year-to-date 2010. Year-to-date 2011 cost of sales was also negatively impacted by a product specific warranty charge of $5 related to a pending retrofit project in Q2 2011. Year-to-date 2011 operating expenses benefited from a reduction of $16.2 from dealer deconsolidations and favorable currency translation effects of approximately $7. These decreases were more than offset by:

•	higher variable compensation expense of $11 related to our EVA-based compensation plans,

•	variable life COLI income in the prior year of $13.1,

•	higher compensation costs of $6 related to the reinstatement of employee salaries to 2009 levels and

•	a Q2 2010 gain of $2 recorded in connection with a settlement of a property tax dispute.

We recorded restructuring costs of $8.0 in Q3 2011 and $23.5 year-to-date 2011 compared to $4.8 in Q3 2010 and $25.0 year-to-date 2010. In Q3 2011 and year-to-date 2011, we recorded $4.1 and $13.5, respectively, related to the project to reorganize our European manufacturing operations. The remaining restructuring costs for Q3 2011 and year-to-date 2011 primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business.

The provision for income taxes for year-to-date 2011 includes a discrete item of $11.4 to recognize a reduction in deferred tax assets resulting from the enacted U.S. healthcare reform legislation. In addition, for year-to-date 2011 we recorded $0.5 of other miscellaneous discrete items. Excluding discrete items, income tax expense recorded for year-to-date 2011 reflects an estimated annual effective tax rate of approximately 32%. The estimated annual effective tax rate, excluding discrete items, decreased from our Q2 2011 estimate of 37% primarily due to benefits associated with the IDEO ownership transition and higher non-taxable COLI income. See Note 10 and Note 14 to the condensed consolidated financial statements for additional information.

On December 17, 2010, the U.S. Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. The bill includes a two-year retroactive extension of the U.S. research tax credit, and therefore we will record the benefit associated with this change in the law, which we estimate will reduce our income tax expense by $1.8 in Q4 2011.

Interest Expense and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Interest Expense and Other Income (Expense), Net	2010	2009	2010	2009
Interest expense	$(4.8)	$(4.5)	$(13.9)	$(13.5)

Other income (expense), net:
Variable life COLI income	2.9	—	8.5	—
Interest income	0.7	0.9	2.1	2.3
Equity in income of unconsolidated ventures	1.5	0.3	3.4	0.6
Foreign exchange gain (loss)	(0.5)	0.1	—	(0.5)
Miscellaneous, net	(0.8)	(4.0)	0.3	(3.2)

Total other income (expense), net	3.8	(2.7)	14.3	(0.8)

Total interest expense and other income (expense), net	$(1.0)	$(7.2)	$0.4	$(14.3)

Beginning in Q1 2011, Other income (expense), net includes gains and losses from variable life COLI policies. See Note 8 to the condensed consolidated financial statements for additional information.

In addition, within Miscellaneous, net, Q3 2010 included $1.3 of demolition costs related to an idle facility and a $1.3 charge related to a dealer that was deconsolidated.

Business Segment Review

See Note 12 to the condensed consolidated financial statements for additional information regarding our business segments.

North America

	Three Months Ended				Nine Months Ended
	November 26,		November 27,		November 26,		November 27,
Statement of Operations Data — North America	2010		2009		2010		2009
Revenue	$358.4	100.0%	$328.0	100.0%	$973.4	100.0%	$944.9	100.0%
Cost of sales	253.4	70.7	233.8	71.2	692.0	71.1	664.4	70.3
Restructuring costs	2.4	0.7	0.5	0.2	5.7	0.6	4.5	0.5

Gross profit	102.6	28.6	93.7	28.6	275.7	28.3	276.0	29.2
Operating expenses	80.6	22.5	74.8	22.9	230.3	23.6	214.3	22.7
Restructuring costs	0.2	0.0	0.1	—	0.8	0.1	2.9	0.3

Operating income (loss)	$21.8	6.1%	$18.8	5.7%	$44.6	4.6%	$58.8	6.2%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income (Loss) to
Adjusted Operating Income (Loss) —	November 26,		November 27,		November 26,		November 27,
North America	2010		2009		2010		2009
Operating income (loss)	$21.8	6.1%	$18.8	5.7%	$44.6	4.6%	$58.8	6.2%
Add: Restructuring costs	2.6	0.7	0.6	0.2	6.5	0.7	7.4	0.8
Less: Variable life COLI income	—	—	4.3	1.3	—	—	31.1	3.3

Adjusted operating income (loss)	$24.4	6.8%	$15.1	4.6%	$51.1	5.3%	$35.1	3.7%

Operating income in the North America segment increased by $3.0 in Q3 2011 compared to the same period last year, which included $4.3 of variable life COLI income. Adjusted operating income increased by $9.3 in Q3 2011 compared to Q3 2010, primarily driven by operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, partially offset by:

•	increased commodity costs of approximately $4,

•	higher compensation costs of $2 related to the reinstatement of employee salaries to 2009 levels and

•	increases in other operating costs.

The $16.0 improvement in year-to-date 2011 adjusted operating income was impacted by similar items, but was also negatively impacted by a Q2 2011 product specific warranty charge of $4 and a Q2 2010 gain of $3 recorded in connection with a settlement of a property tax dispute.

North America revenue represented 53.3% of consolidated revenue in Q3 2011. Revenue for Q3 2011 was $358.4 compared to $328.0 in Q3 2010, representing organic revenue growth of 16% after adjusting for dealer deconsolidations and currency translation effects. Year-to-date 2011 organic revenue growth was $69 or 8%. Revenue growth is categorized as follows:

•	Vertical markets — Revenue growth in Q3 2011 was broad-based with notable growth reflected in Information Technology, Healthcare, Education, State and Local Governments and Insurance Services. Year-to-date 2011 revenue increased mainly due to strength in Financial Services, Education, Healthcare and Federal Government, which accounted for the majority of the revenue growth in North America.

•	Product categories — Seating led revenue growth in Q3 2011 and year-to-date 2011 along with double-digit growth in most other categories for the quarter and modest growth year-to-date 2011.

•	Contract type — Continuing business (day-to-day sales to larger customers) and marketing program business (mostly sales to smaller and mid-sized customers) both grew at a faster rate than project business in Q3 2011 compared to the same period in the prior year. All contract types grew over the prior year on a year-to-date basis in 2011, with the strongest growth coming from marketing program business.

Cost of sales decreased to 70.7% of revenue in Q3 2011, a 50 basis point improvement compared to Q3 2010. Excluding the 70 basis point impact of variable life COLI income in Q3 2010, cost of sales decreased by 120 basis points, which was largely driven by benefits from restructuring activities and other cost reduction efforts and higher absorption of fixed costs associated with the organic revenue growth, partially offset by increased commodity costs. Excluding the 190 basis point impact of variable life COLI income in year-to-date 2010, year-to-date 2011 cost of sales improved by 110 basis points and was affected by the same factors as Q3 2011 results, except that year-to-date 2011 cost of sales was negatively impacted by 40 basis points resulting from a Q2 2011 product specific warranty charge related to a pending retrofit project.

Operating expenses increased by $5.8 in Q3 2011 compared to the same period last year. The increase was driven by:

•	$7 of higher variable compensation expense related to our EVA-based incentive compensation plans,

•	$2 of higher compensation costs related to the reinstatement of employee salaries to 2009 levels and

•	lower variable life COLI income in the prior year of $1.8.

These increases were partially offset by a reduction of $5.5 from dealer deconsolidations within the last twelve months, as well as benefits of restructuring activities and other cost reduction efforts.

Year-to-date 2011 operating expenses increased by $16.0 due to items similar to those affecting the Q3 2011 increase in operating expenses. In addition, the year-to-date 2011 operating expenses increase was impacted by a Q2 2010 gain of $2 recorded in connection with a settlement of a property tax dispute.

Restructuring costs of $2.6 incurred in Q3 2011 and $6.5 year-to-date 2011 primarily related to the consolidation of manufacturing facilities.

International

	Three Months Ended				Nine Months Ended
	November 26,		November 27,		November 26,		November 27,
Statement of Operations Data — International	2010		2009		2010		2009
Revenue	$201.9	100.0%	$178.7	100.0%	$499.3	100.0%	$477.9	100.0%
Cost of sales	138.0	68.4	124.8	69.8	352.0	70.5	339.0	70.9
Restructuring costs	4.1	2.0	1.2	0.7	13.8	2.8	8.1	1.7

Gross profit	59.8	29.6	52.7	29.5	133.5	26.7	130.8	27.4
Operating expenses	52.8	26.1	51.0	28.5	146.5	29.3	152.3	31.9
Restructuring costs	0.4	0.2	1.9	1.1	1.0	0.2	4.2	0.9

Operating income (loss)	$6.6	3.3%	$(0.2)	(0.1)%	$(14.0)	(2.8)%	$(25.7)	(5.4)%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating
Income (Loss) to Adjusted Operating					November 26,		November 27,
Income (Loss) — International	November 26, 2010		November 27, 2009		2010		2009
Operating income (loss)	$6.6	3.3%	$(0.2)	(0.1)%	$(14.0)	(2.8)%	$(25.7)	(5.4)%
Add: Restructuring costs	4.5	2.2	3.1	1.8	14.8	3.0	12.3	2.6
Less: Variable life COLI income	—	—	—	—	—	—	—	—

Adjusted operating income (loss)	$11.1	5.5%	$2.9	1.7%	$0.8	0.2%	$(13.4)	(2.8)%

Operating income in the International segment increased by $6.8 in Q3 2011. Q3 2011 and year-to-date 2011 adjusted operating income improvements of $8.2 and $14.2, respectively, were largely driven by operating leverage from organic revenue growth and benefits from prior restructuring activities and other cost reduction efforts.

International revenue represented 30.0% of consolidated revenue in Q3 2011. Revenue for Q3 2011 was $201.9 compared to $178.7 in Q3 2010, representing organic revenue growth of 20% after adjusting for currency translation effects. Year-to-date 2011 organic revenue growth was $44 or 10%. During Q3 2011, substantially all regions reported double-digit organic revenue growth compared to the same period last year. All regions except parts of Northern Europe experienced year-to-date organic revenue growth.

Cost of sales decreased to 68.4% of revenue in Q3 2011, a 140 basis point improvement compared to Q3 2010. The improvement was mainly due to higher absorption of fixed costs associated with the organic revenue growth in the quarter and benefits from prior restructuring activities and other cost reduction efforts. The improvement in year-to-date 2011 cost of sales was lower than Q3 2011 due to lower absorption of fixed costs associated with lower levels of organic revenue growth in the first half of 2011 and disruption related costs associated with recently initiated restructuring activities.

Q3 2011 operating expenses increased slightly due to $2 of additional bad debt reserves, higher variable compensation expense related to our EVA-based compensation plans and increases in other operating costs, offset by favorable currency translation effects of approximately $4. Year-to-date 2011 operating expenses decreased by $5.8 primarily due to benefits from prior restructuring activities and other cost reduction efforts and the favorable impact of currency translation effects in the first nine months of 2011.

Restructuring costs of $4.5 incurred in Q3 2011 and $14.8 year-to-date 2011 primarily related to the project to reorganize our European manufacturing operations. We expect to incur a total of approximately $20 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves.

We anticipate annualized savings from these actions to be approximately $7 when fully implemented by the end of 2011.

Other

	Three Months Ended				Nine Months Ended
	November 26,		November 27,		November 26,		November 27,
Statement of Operations Data – Other	2010		2009		2010		2009
Revenue	$112.3	100.0%	$109.4	100.0%	$341.5	100.0%	$317.0	100.0%
Cost of sales	70.4	62.7	77.5	70.9	214.1	62.7	222.8	70.3
Restructuring costs	0.4	0.4	0.8	0.7	0.6	0.2	2.9	0.9

Gross profit	41.5	36.9	31.1	28.4	126.8	37.1	91.3	28.8
Operating expenses	35.5	31.6	30.8	28.1	104.0	30.4	99.7	31.5
Restructuring costs	0.5	0.4	0.3	0.3	1.6	0.5	2.4	0.7

Operating income (loss)	$5.5	4.9%	$—	—%	$21.2	6.2%	$(10.8)	(3.4)%

Reconciliation of Operating	Three Months Ended				Nine Months Ended
Income (Loss) to Adjusted
Operating Income (Loss) — Other	November 26, 2010		November 27, 2009		November 26, 2010		November 27, 2009
Operating income (loss)	$5.5	4.9%	$—	—%	$21.2	6.2%	$(10.8)	(3.4)%
Add: Restructuring costs	0.9	0.8	1.1	1.0	2.2	0.7	5.3	1.6
Less: Variable life COLI income	—	—	—	—	—	—	—	—

Adjusted operating income (loss)	$6.4	5.7%	$1.1	1.0%	$23.4	6.9%	$(5.5)	(1.8)%

Our Other category includes the Coalesse Group, PolyVision and IDEO. Operating income in the Other category increased by $5.5 in Q3 2011 compared to the same period last year. The Other category reported adjusted operating income improvements of $5.3 in Q3 2011 and $28.9 year-to-date 2011. The improvements were primarily due to:

•	revenue growth at IDEO,

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S. and

•	operational improvements and business mix within the Coalesse Group.

Q3 2011 revenue in the Other category increased by $2.9 or 2.7% compared to Q3 2010. IDEO experienced a significant increase in revenue as a result of a number of large consulting projects. The Coalesse Group reported a modest revenue decline in Q3 2011 due to lower mix of large project business compared to Q3 2010. PolyVision reported flat revenue growth in Q3 2011; however, excluding the impact of businesses exited in 2010, PolyVision revenue increased by 9%. Year-to-date 2011 revenue in the Other category increased $24.5 or 7.7% and was primarily due to an increase in revenue at IDEO.

Cost of sales in the Other category as a percent of revenue decreased by 820 basis points in Q3 2011 compared to Q3 2010 and 760 basis points year-to-date in 2011 compared to the same period in 2010 primarily due to:

•	higher fixed cost absorption related to revenue growth in the Coalesse Group,

•	benefits from restructuring activities and other cost reduction efforts,

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.,

•	higher consultant utilization rates at IDEO and

•	operational improvements and business mix within the Coalesse Group.

Q3 2011 and year-to-date 2011 operating expenses in the Other category increased due to higher variable compensation expense related to our EVA-based incentive compensation plans and higher operating expenses at IDEO, which included increased variable compensation expense linked to their performance.

On December 14, 2010, certain members of the management of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this transition. This transaction generated $30 of cash and is estimated to result in a Q4 2011 pre-tax gain of approximately $9, net of incremental variable compensation expense. Beginning in Q4 2011, we will no longer consolidate the operations of IDEO and will record our share of IDEO’s earnings as equity in income of unconsolidated ventures in Other income (expense), net on the Condensed Consolidated Statements of Operations. See Note 10 and Note 14 to the condensed consolidated financial statements for additional information.

Corporate

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
Statement of Operations Data – Corporate	2010	2009	2010	2009
Operating expenses	$7.1	$3.8	$19.9	$13.7

	Three Months Ended		Nine Months Ended
Reconciliation of Operating Income (Loss) to Adjusted	November 26,	November 27,	November 26,	November 27,
Operating Income (Loss) — Corporate	2010	2009	2010	2009
Operating income (loss)	$(7.1)	$(3.8)	$(19.9)	$(13.7)
Add: Restructuring costs	—	—	—	—
Less: Variable life COLI income	—	—	—	0.2

Adjusted operating income (loss)	$(7.1)	$(3.8)	$(19.9)	$(13.9)

Approximately 80% of corporate expenses are charged to the operating segments as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. The increase in Corporate operating expenses primarily relates to decreases in corporate reserves in the prior year and higher variable compensation expense related to our EVA-based incentive compensation plans in the current year.

Liquidity and Capital Resources

Based on current business conditions, we target a minimum of $100 in cash and cash equivalents and short-term investments to fund the day-to-day operations of the business, provide available liquidity for investments in growth initiatives and serve as a cushion against economic volatility. Our actual cash and cash equivalents and short-term investment balances will fluctuate from quarter to quarter as we plan for and manage certain seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable.

	November 26,	February 26,
Primary Liquidity Sources	2010	2010
Cash and cash equivalents	$119.0	$111.1
Short-term investments	75.4	68.2
Variable life COLI	108.7	—
Availability under credit facilities	168.2	132.7

Total liquidity	$471.3	$312.0

As of November 26, 2010, we held a total of $194.4 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 58% was located in the U.S. and the remaining 42% was located outside of the U.S., primarily in Asia, France and Canada. The majority of our short-term investments are located in the U.S., and are maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

In Q1 2011, we began considering investments in variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, during Q1 2011, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities. In addition, our investments in whole life COLI policies represent a potential source of liquidity. The whole life and variable life policies are recorded at their net cash surrender values. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations to us. See Note 8 to the condensed consolidated financial statements for additional information.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our statements of cash flows for the nine months ended November 26, 2010 and November 27, 2009:

	Nine Months Ended
	November 26,	November 27,
Cash Flow Data	2010	2009
Net cash provided by (used in):
Operating activities	$58.8	$(19.2)
Investing activities	(33.4)	(7.0)
Financing activities	(18.2)	19.2
Effect of exchange rate changes on cash and cash equivalents	0.7	3.5

Net increase (decrease) in cash and cash equivalents	7.9	(3.5)
Cash and cash equivalents, beginning of period	111.1	117.6

Cash and cash equivalents, end of period	$119.0	$114.1

Cash provided by (used in) operating activities

	Nine Months Ended
	November 26,	November 27,
Cash Flow Data — Operating Activities	2010	2009
Net income	$10.0	$—
Depreciation and amortization	49.1	55.6
Changes in accounts receivable, inventories and accounts payable, net of deconsolidation	(68.7)	32.7
Changes in cash surrender value of COLI	(10.7)	(35.5)
Changes in deferred income taxes	6.9	(7.0)
Changes in employee compensation liabilities	20.6	(39.2)
Changes in other operating assets and liabilities, net of deconsolidation	33.3	(29.9)
Other	18.3	4.1

Net cash provided by (used in) operating activities	$58.8	$(19.2)

The change in cash provided by operating activities in 2011 compared to cash used in operating activities in 2010 was primarily due to an increase in cash generated from net income, increases in accruals associated with the increase in operating results and the receipt of a U.S. income tax refund in Q1 2011; partially offset by an increase in cash used for working capital due to the increase in revenue during 2011.

Cash provided by (used in) investing activities

	Nine Months Ended
	November 26,	November 27,
Cash Flow Data — Investing Activities	2010	2009
Capital expenditures	$(33.3)	$(26.5)
Proceeds from disposal of fixed assets	14.3	6.4
Purchases of short-term investments	(14.8)	(3.9)
Liquidations of short-term investments	3.9	14.9
Other	(3.5)	2.1

Net cash provided by (used in) investing activities	$(33.4)	$(7.0)

Capital expenditures in 2011 were primarily related to investments in product development in North America and International, and included progress payments totaling $10.2 towards a replacement aircraft. The majority of the proceeds from disposal of fixed assets in the current year related to the sale of our manufacturing facility in Malaysia, which we are leasing back for a minimum of six years.

Cash provided by (used in) financing activities

	Nine Months Ended
	November 26,	November 27,
Cash Flow Data — Financing Activities	2010	2009
Borrowings of long-term debt	$0.4	$47.0
Dividends paid	(16.2)	(21.5)
Common stock repurchases	(0.3)	(4.3)
Other	(2.1)	(2.0)

Net cash provided by (used in) financing activities	$(18.2)	$19.2

The primary use of cash in financing activities continues to relate to dividends paid on our common stock.

We paid dividends of $0.04 per common share during the first three quarters of 2011 and the last three quarters of 2010 and $0.08 per common share during the first quarter of 2010. On December 16, 2010, our Board of Directors declared a dividend of $0.04 per common share to be paid in Q4 2011.

As of the end of Q3 2011, we had $210.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During 2011, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During 2011, no material change in our contractual obligations occurred.

Liquidity Facilities

Liquidity Facilities	November 26, 2010
Global committed bank facility	$125.0
Less: Availability limited due to covenant constraints	—

Availability of global committed bank facility	125.0
Various uncommitted lines	47.3

Total credit lines available	172.3
Less:
Borrowings outstanding	4.1

Available capacity	$168.2

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining a commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. As of November 26, 2010, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.

The various uncommitted lines may be changed or cancelled by the banks at any time. Outstanding borrowings on uncommitted facilities of $4.1, as of November 26, 2010, were primarily related to short-term liquidity management within our International segment. In addition, we have a revolving letter of credit agreement for $18.5 of which $17.8 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of November 26, 2010. There were no draws on our standby letters of credit during 2011.

Total consolidated debt as of November 26, 2010 was $298.6. Our debt primarily consists of $249.9 in term notes due in Q2 2012 with an effective interest rate of 6.3%. The term notes are classified as short-term in the Condensed Consolidated Balance Sheet as they are due within one year, and we do not intend to use existing financing arrangements to refinance these short-term obligations on a long-term basis. It is our current intention to refinance the term notes with other long-term instruments prior to the maturity date. In addition, we have a $43.7 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by our two corporate aircraft and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe there are indicators that most geographies and markets around the world have emerged from the adverse impacts of the global economic recession, although the strength and continuity of the economic recovery remain uncertain which may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

We have $249.9 of unsecured, unsubordinated senior notes due in Q2 2012 (“2012 Notes”). It is our current intention to refinance the 2012 Notes with other long-term instruments prior to the maturity date. Based on the current market environment and our discussions with our financial advisors, we believe we will be able to issue long-term debt with similar terms and conditions prior to the maturity of the 2012 Notes. In the event there is a market disruption or we are otherwise unable to issue new debt with reasonable terms, we expect we will be able to repay the 2012 Notes and manage our business with funds available from our cash and cash equivalents and short-term investments, other potential third-party financing sources, our investments in COLI policies and our global committed bank facility.

Our other significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We expect capital expenditures to total approximately $50 in 2011 compared to $35 in 2010. In addition, capital expenditures in 2011 include progress payments associated with a replacement corporate aircraft totaling $10.2 and we expect to include approximately $3 in spending on corporate facilities as a result of campus consolidation. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

We are in the process of completing various restructuring actions including the project to consolidate our manufacturing operations in Europe. We expect to incur a total of approximately $20 of restructuring costs in connection with this project; $13.5 of such costs were incurred in the first nine months of 2011.

On December 16, 2010, we announced a quarterly dividend on our common stock of $0.04 per share, or $5.4 to be paid in Q4 2011. Future dividends will be subject to approval by our Board of Directors.

Subsequent to Q3 2011, we sold a facility in Canada which generated $25 of cash. We are leasing back a small portion of the facility to support our current level of activity. We also completed the transition of a controlling interest of IDEO to certain members of its management subsequent to Q3 2011 which generated $30 of cash. See Note 14 to the condensed consolidated financial statements for additional information.

Critical Accounting Estimates

During Q3 2011, there have been no changes in the items that we have identified as critical accounting estimates.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 26, 2010 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2010. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q3 2011, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q3 2011, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q3 2011, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 26, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 26, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2011:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
8/28/10 — 10/1/10	859		$6.42	—	$210.8
10/2/10 — 10/29/10	30,369		$8.53	—	$210.8
10/30/10 — 11/26/10	—		—	—	$210.8

Total	31,228	(2)		—

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: January 4, 2011

Exhibit Index

Exhibit
No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002