Form 10-K
period 2011-02-25
STEELCASE INC
filed 2011-04-25
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 27, 2010 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $503 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 22, 2011, 87,435,440 shares of the registrant’s Class A Common Stock and 44,199,378 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, to be held on July 13, 2011, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K

YEAR ENDED FEBRUARY 25, 2011

TABLE OF CONTENTS

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

Our Business

Steelcase is the global leader in furnishing the work experience in office environments. We aspire to create great experiences, wherever work happens. We provide products and services founded in a research methodology that generates insights about how people work and how spaces can help create great experiences. We offer a comprehensive portfolio of products and services for the workplace, inspired by insights gained from serving the world’s leading organizations for nearly 100 years.

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

Insights are core to everything we do. We study the ways people work, and we collaborate with a global network of research partners including leading universities, research institutes and corporations. We seek to understand and recognize emerging social, spatial and informational patterns and create products and solutions that solve for the intersection of all three. By focusing our insights on the overlap of these elements, we can create products and solutions that enable better social interactions, enhance collaboration and facilitate greater information sharing. This approach is the lens through which we filter opportunities for development.

We create value by translating our insights into products, solutions and experiences that solve our customers’ critical business issues at competitive prices. Our insights are translated into products, applications and experiences through thoughtful design, which we define as being smart, desirable and viable. When we understand something new about the way people work and address that insight with a product, it’s smart. When we create experiences or objects that are considered refined and highly relevant, they are desirable. And when we do this with fewer, more understandable elements, it’s viable. We incorporate sustainability in our approach to design, manufacturing, delivery and product life cycle management, and we consider the impact of our work on the environment. At Steelcase our approach to sustainability is holistic, scientific, measureable and long-term in focus.

We offer our products and services to customers around the globe, and we have significant sales, manufacturing and administrative operations in North America, Europe and Asia. We market our products and services primarily through a network of independent and company-owned dealers, and we also sell directly to end-use customers. We extend our reach with a presence in retail and web-based channels.

Founded in 1912, Steelcase became a publicly-traded company in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS.” Headquartered in Grand Rapids, Michigan,

U.S.A., Steelcase is a global company with approximately 10,000 employees and 2011 revenue of $2.4 billion.

Our Offerings

Our brands provide an integrated portfolio of furniture systems and seating, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based and freestanding furniture systems and complementary products such as storage, tables and ergonomic worktools. Our seating products include chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and doors. We also offer services designed to reduce costs and enhance the performance of people, wherever they work. Among these services are workplace strategy consulting, lease origination services and furniture and asset management.

Steelcase—Insight-led performance in an interconnected world

The Steelcase brand takes our insights and delivers high performance, sustainable work environments while striving to be a trusted partner. Being a trusted partner means understanding and helping our customers and partners who truly seek to elevate their performance. The Steelcase brand’s core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are often large with complex needs and who have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using a platform approach—from product components to common processes—wherever possible.

Steelcase sub-brands include:

•	Nurture by Steelcase, which is focused on healthcare environments that can help make patients more comfortable, caregivers more efficient and partners in care more receptive to healthcare delivery. Nurture brings a holistic viewpoint to healthcare environments and works with patients and healthcare professionals to develop valuable insights into environments that promote healing.

•	Details, which researches, designs and markets worktools and furniture that provide healthy and productive connections between people, their technology, their workplaces and their work.

Turnstone—Insight-led simplicity

Turnstone is focused on making it easy and compelling for emerging companies to create great working spaces. Today, emerging companies do not have easy access to solutions that will help them work more effectively. These smaller companies are faced with many of the same complex problems as larger established companies—but often without the professional help. Turnstone strives to provide simple solutions for the complex social, spatial and informational problems of emerging companies through thoughtful products and solutions, convenient access and a great experience.

Coalesse—Insight-led inspiration

Coalesse is founded on the belief that the boundaries between work and life have blurred and seeks to design solutions that support meaningful experiences and create inspiring spaces for a growing class of high performance knowledge workers. Coalesse collaborates with some of the world’s best design talent to create inspired solutions that challenge generic approaches to home and office environments. Coalesse also offers products that knit together the rich design histories of our Brayton, Metro and Vecta brands. Coalesse’s clients desire premium performance and versatility in furnishings that can be applied in a home workplace as elegantly as a professional office environment.

Designtex, which is a sub-brand of Coalesse, is a design, marketing, sales and distribution business focused on providing insight-led environment enhancement. Designtex products are premium surface materials designed to enhance seating, walls, work stations, floors and ceilings, and can provide privacy, way-finding, motivation, communications and artistic expression.

PolyVision

PolyVision’s main focus is to understand the needs of K-12 teachers and students and to develop tools that bring learning to life in an effort to provide a better learning experience for students globally. PolyVision provides a comprehensive offering of visual communication solutions, including static and interactive electronic whiteboards.

Reportable Segments

We operate on a worldwide basis within our North America and International reportable segments plus an “Other” category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the consolidated financial statements.

North America Segment

Our North America segment serves customers in the United States (“U.S.”) and Canada. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Turnstone, Details and Nurture by Steelcase brands.

We serve North America customers mainly through approximately 220 independent and company-owned dealers and we also sell directly to end-use customers. Our end-use customers are distributed across a broad range of industries and vertical markets including healthcare, government, financial services, higher education and technology, but no industry or vertical market individually represented more than 15% of the North America segment revenue in 2011. The healthcare, government and higher education vertical markets collectively represented approximately 39% of 2011 North America revenue.

Each of our dealers maintains its own sales force, which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in North America accounted for approximately 6% of the segment’s revenue in 2011, and the five largest independent dealers collectively accounted for approximately 17% of the segment’s revenue. From time to time, we extend financial support to our dealers. The type of involvement varies, but it most often takes the form of asset-backed lending or term notes to facilitate the transition of a dealership to owners suitable to us. Depending on the situation, accounting rules may require us to consolidate a dealer for a period of time when we extend such financing.

In 2011, the North America segment recorded revenue of $1,322.2, or 54.3% of our consolidated revenue, and as of the end of the year had approximately 5,600 employees, of which approximately 3,600 related to manufacturing.

The North America office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Together with Steelcase, domestic revenue from these companies represents approximately one-half of the U.S. office furniture industry.

International Segment

Our International segment serves customers outside of the U.S. and Canada primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions. The international office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In many cases, these competitors focus on specific product categories. Our largest presence is in Western Europe, where we have the leading market share in Germany, France and Spain. In 2011, approximately 66% of International revenue was from Western Europe. The remaining revenue was from other parts of Europe, Latin America, Asia Pacific, the Middle East and Africa. No individual country in the International segment represented more than 7% of our consolidated revenue in 2011.

We serve International customers through approximately 440 independent and company-owned dealers. In certain geographic markets, we sell directly to end-use customers. No single independent dealer in the International segment accounted for more than 2% of the segment’s revenue in 2011. The five largest independent dealers collectively accounted for approximately 8% of the segment’s revenue in 2011.

In 2011, our International segment recorded revenue of $698.9, or 28.7% of our consolidated revenue, and as of the end of the year had approximately 3,300 employees, of which approximately 1,900 related to manufacturing.

Other Category

The Other category includes the Coalesse Group and PolyVision.

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

PolyVision designs and manufactures visual communication products, such as static and interactive electronic whiteboards, including a family of interactive electronic whiteboards called ēno. PolyVision also manufactures steel and ceramic surfaces for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. PolyVision’s sales of visual communication products are primarily through audio-visual resellers and our North America dealer network.

Prior to December 14, 2010, the Other category also included the operations of IDEO, an innovation and design firm. On December 14, 2010, certain members of the management of IDEO who collectively owned 20% of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship. As a result, we deconsolidated the operations of IDEO in Q4 2011 and began to record our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations. In 2011, IDEO accounted for $103.4, or 4% of our consolidated revenue.

In 2011, the Other category accounted for $416.0, or 17.1% of our consolidated revenue, and as of the end of the year had approximately 1,100 employees, of which approximately 600 related to manufacturing.

Corporate

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2011 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate.

Joint Ventures and Other Equity Investments

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. As of February 25, 2011, our investment in these unconsolidated joint ventures and other equity investments totaled $45.2. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Operations.

Customer and Dealer Concentrations

Our largest direct-sale customer accounted for 0.4% of our consolidated revenue in 2011, and our five largest direct-sale customers collectively accounted for 1.5% of our consolidated revenue. However, these percentages do not include revenue from various government agencies. In aggregate, entities purchasing under our U.S. General Services Administration contract collectively accounted for approximately 4% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.

No single independent dealer accounted for more than 4% of our consolidated revenue in 2011. The five largest independent dealers collectively accounted for approximately 10% of our consolidated revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

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

Global Manufacturing and Supply Chain

Manufacturing and Logistics

We have manufacturing operations throughout North America (principally in the United States and Mexico), Europe (principally in France, Germany and Spain) and Asia (principally in China and Malaysia).

Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks. We manufacture our products using lean manufacturing principles, which allow us to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. As a result, we purchase direct materials and components as needed to meet demand. We have evolved our manufacturing and supply chain systems significantly over the past several years by implementing continuous one-piece flow, platforming our processes and product offerings and developing a global network of integrated suppliers. Any operation which cannot be part of one-piece flow may be evaluated to see whether outside partners would offer better levels of service, quality and cost. Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.

This approach has reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space, while at the same time, allowing us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness. In 2011, we substantially completed a project to reorganize our European manufacturing operations, and we announced the planned closure of three additional manufacturing facilities in North America. We expect to move production within these facilities to other Steelcase locations in North America over the next 18 months.

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

Our physical distribution system utilizes commercial transport, company-owned and dedicated fleet delivery services. We have implemented a network of regional distribution centers to reduce freight costs and improve service to our dealers and customers. Some of these distribution centers are located within our manufacturing facilities, and we have engaged third-party logistics providers to operate most of these regional distribution centers.

Raw Materials

We source raw materials and components from a significant number of suppliers around the world. Those raw materials include petroleum-based products, steel, other metals, wood, particleboard and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.

The prices for certain commodities such as steel, aluminum and other metals, wood, particleboard and petroleum-based products have fluctuated significantly in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of cost, quality and reliability of supply.

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

Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products, and across different vertical market applications such as healthcare, higher education and professional services. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios across our major businesses and often involves external design services.

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

Exclusive of royalty payments, we invested $32.0, $33.0 and $50.0 in research, design and development activities in 2011, 2010 and 2009, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Turnstone,” “Coalesse,” “PolyVision,” “Designtex,” “Details” and “Nurture by Steelcase” trademarks.

We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.

Employees

As of February 25, 2011, we had approximately 10,000 employees, including 5,100 hourly employees and 4,900 salaried employees. Additionally, we had approximately 800 temporary workers who primarily work in manufacturing. Approximately 160 employees in the U.S. are covered by collective bargaining agreements. Internationally, approximately 900 employees are represented by workers’ councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.

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

Our industry is influenced significantly by cyclical macroeconomic factors which are difficult to predict.

Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of macroeconomic factors, such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. During the past 10 years, the U.S. office furniture industry has gone through two major downturns, with consumption declining by more than 30% from calendar year 2000 to 2003 and again from 2007 to 2009, according to the Business and Institutional Furniture Manufacturer’s Association. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. We have made a number of changes to adapt our business model to these cycles, but our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery after a cyclical downturn may vary, including by geography or vertical market. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.

Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.

Advances in technology, the globalization of business and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in size (and price) of a typical workstation and an increase in work occurring in a variety of locations beyond the traditional office. The confluence of these factors could attract new competitors from outside the traditional office furniture industry offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation, insight from our research, product design and features, price, lead time, delivery and service, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering products which respond to changes in workplace trends, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.

We may not be able to successfully develop, implement and manage our diversification and growth strategies.

Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market needs,

•	continuing our expansion into adjacent markets such as smaller companies, healthcare clinical spaces and classrooms,

•	growing our market share in emerging markets such as China, India and the Middle East,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.

If these strategies are not sufficient to diversify and expand our revenue, our results of operations may be adversely affected.

We may be adversely affected by changes in raw material and commodity costs.

We procure raw materials (including steel, aluminum, other metals, wood, particleboard and petroleum-based products) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, have fluctuated significantly in recent years due to changes in global supply and demand, which can also cause supply interruptions. In the short-term, rapid increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected by short-term fluctuations in these costs. Also, if we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.

Our global presence subjects us to risks that may negatively affect our profitability and financial condition.

We have manufacturing facilities and sales, administrative and shared services offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries. Our global presence is also subject to market risks, which in turn could have an adverse effect on our results of operations and financial condition, including:

•	differing business practices, cultural factors and regulatory requirements,

•	fluctuations in currency exchange rates and currency controls,

•	political, social and economic instability, natural disasters, security concerns, including terrorist activity, armed conflict and civil or military unrest, and global health issues and

•	intellectual property protection challenges.

Our continuing efforts to improve our business model could result in additional restructuring costs and may result in customer disruption.

Over the past decade, we have implemented significant restructuring actions to transform our business through the reinvention of our industrial system and white collar processes. While we believe we have made significant progress, we continue to evolve and optimize our business model to be more flexible and agile in meeting changing demand, and incremental restructuring actions may be necessary. The success of our restructuring initiatives is dependent on several factors, including our ability to manage these actions without disrupting existing customer commitments. Further, these actions may take longer than anticipated and may distract management from other activities, and we may not fully realize the expected benefits of our restructuring activities, either of which would have a negative impact on our results of operations.

We are increasingly reliant on a global network of suppliers.

Our migration to a less vertically integrated manufacturing model has increased our dependency on a global network of suppliers. We are reliant on the timely flow of raw materials, components and finished goods from third-party suppliers. The flow of such materials, components and goods may be affected by:

•	fluctuations in the availability and quality of raw materials,

•	the financial solvency of our suppliers and their supply chains,

•	disruptions caused by labor activities and

•	damage and loss of production from accidents, natural disasters and other causes.

Any disruptions in the supply and delivery of raw materials, component parts and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition.

Disruptions within our dealer network could adversely affect our business.

We rely largely on a network of over 650 independent and company-owned dealers to market, deliver and install our products to customers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership which would reduce the risk of disruption but increase our financial exposure.

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

We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) totaling $63.5 which reside primarily in various non-U.S. jurisdictions and reflect a $32.6 valuation allowance. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction or implement tax, business or other planning strategies to fully utilize the estimated value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

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

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
North America	11	6	5
International	8	5	3
Other	6	3	3

Total	25	14	11

In 2011, we closed three owned manufacturing facilities (one located in Europe, one located in Asia and one located in the United States) and closed one leased manufacturing facility located in the United States. In addition, we sold and subsequently leased back two manufacturing facilities, one in North America and the other in Asia.

Item 3.	Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	(Removed and Reserved)

Supplementary Item.  Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Sara E. Armbruster	40	Vice President, WorkSpace Futures and Corporate Strategy
Mark A. Baker	50	Senior Vice President, Global Operations Officer
James P. Hackett	56	President and Chief Executive Officer, Director
Nancy W. Hickey	59	Senior Vice President, Chief Administrative Officer
James P. Keane	51	President, Steelcase Group
Frank H. Merlotti, Jr.	60	President, Coalesse
James G. Mitchell	61	President, Steelcase EMEA
Mark T. Mossing	53	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	49	Senior Vice President, Chief Legal Officer and Secretary
David C. Sylvester	46	Senior Vice President, Chief Financial Officer

Sara E. Armbruster has been Vice President, WorkSpace Futures and Corporate Strategy since May 2009. Ms. Armbruster was Vice President, Corporate Strategy from 2007 to May 2009. Prior to joining Steelcase in 2007, Ms. Armbruster was employed by Banta Corporation, a printing and supply chain management services company based in Menasha, Wisconsin, where she led Banta’s strategy and business development functions, serving as Vice President, Business Development from 2006 to 2007 and Director, Business Development from 2003 to 2006.

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

Frank H. Merlotti, Jr. has been President, Coalesse since October 2006 (Coalesse was known as the Premium Group from 2007 to 2008 and the Design Group from 2006 to 2007). Mr. Merlotti has been employed by Steelcase since 2002, and from 2002 to October 2006, he held the position of President, Steelcase North America.

James G. Mitchell has been President, Steelcase EMEA since April 2011 and was President, Steelcase International from 2004 to April 2011. Mr. Mitchell has been employed by Steelcase since 1993.

Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008 and served as Vice President, Corporate Controller from 1999 to April 2008. Mr. Mossing has been employed by Steelcase since 1993.

Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Legal Officer and Secretary since April 2011 and was Vice President, Chief Legal Officer and Secretary from 2007 to April 2011 and Assistant General Counsel from 2000 to 2007. From 2005 to 2007, Ms. O’Shaughnessy also held the position of Assistant Secretary. Ms. O’Shaughnessy has been employed by Steelcase since 1992.

David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and was Vice President, Chief Financial Officer from 2006 to April 2011 and Vice President, Global Operations Finance from 2005 to 2006. Mr. Sylvester has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 22, 2011, we had outstanding 131,634,818 shares of common stock with 8,311 shareholders of record. Of these amounts, 87,435,440 shares are Class A Common Stock with 8,208 shareholders of record and 44,199,378 shares are Class B Common Stock with 103 shareholders of record.

Class A Common Stock	First	Second	Third	Fourth
Per Share Price Range	Quarter	Quarter	Quarter	Quarter
Fiscal 2011
High	$9.47	$8.59	$9.66	$11.23
Low	$6.35	$6.17	$6.17	$9.27
Fiscal 2010
High	$5.87	$7.54	$7.68	$7.15
Low	$3.03	$4.63	$4.98	$5.37

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2011 and 2010 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

Our global committed, syndicated credit facility contains a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. We are permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remain compliant with the financial covenants and other conditions set forth in the credit agreement. We are permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity and Leverage Ratio (as defined in the credit agreement) meet certain thresholds set forth in the credit agreement. Under this provision, there were no restrictions on our ability to make dividends and/or other equity-related distributions; however, our availability under the credit facility would be reduced if dividends and/or other equity-related distributions exceeded $154 due to financial covenant constraints as of February 25, 2011. See Note 12 to the consolidated financial statements for additional information.

Total Dividends Paid
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2011	$5.4	$5.4	$5.4	$5.4	$21.6
2010	$10.7	$5.4	$5.4	$5.4	$26.9

Fourth Quarter Share Repurchases

The following table is a summary of share repurchase activity during Q4 2011:

					(d)
				(c)	Approximate
				Total Number of	Dollar Value of
				Shares Purchased as	Shares that May
	(a)		(b)	Part of Publicly	Yet be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs
11/27/10—12/31/10	1,829		$10.08	—	$210.8
1/1/11—1/28/11	646,441		$10.88	645,900	203.8
1/29/11—2/25/11	318,555		$10.55	277,600	200.9

Total	966,825	(2)		923,500

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of our common stock. This program has no specific expiration date.

(2)	43,325 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
	February 25,	February 26,	February 27,	February 29,	February 23,
Financial Highlights	2011	2010	2009	2008 (1)	2007
Operating Results
Revenue	$2,437.1	$2,291.7	$3,183.7	$3,420.8	$3,097.4
Gross profit	717.5	649.8	923.1	1,098.6	920.9
Operating income (loss)	51.5	(11.5)	1.0	202.8	113.7
Income (loss) before income tax expense (benefit)	51.4	(31.1)	(8.8)	211.4	124.6
Net income (loss)	20.4	(13.6)	(11.7)	133.2	106.9
Supplemental Operating Data:
Restructuring costs	$(30.6)	$(34.9)	$(37.9)	$0.4	$(23.7)
Goodwill and intangible assets impairment charges	—	—	(65.2)	(21.1)	(10.7)
Variable life COLI income (loss) (2)	10.6	33.1	(41.1)	(0.5)	9.3
Per Share Data:
Earnings per common share	$0.15	$(0.10)	$(0.09)	$0.93	$0.72
Dividends paid per common share (3)	$0.16	$0.20	$0.53	$2.35	$0.45
Balance Sheet Data:
Cash and cash equivalents	$142.2	$111.1	$117.6	$213.9	$527.2
Short-term investments	350.8	68.2	76.0	50.1	33.1
Working capital (4)	275.5	222.9	246.1	267.5	602.8
Total assets	1,996.5	1,677.2	1,750.0	2,124.4	2,399.4
Total debt	546.8	300.8	255.2	258.7	255.1
Total long-term liabilities	541.3	567.0	520.7	556.1	545.5
Total liabilities	1,278.1	979.6	1,017.2	1,213.5	1,161.5
Total shareholders’ equity	718.4	697.6	732.8	910.9	1,237.9
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$72.7	$(10.9)	$104.2	$249.7	$280.5
Investing activities	(254.3)	(10.0)	(61.1)	(91.3)	(51.9)
Financing activities	211.1	13.0	(132.2)	(484.4)	(127.1)

(1)	The fiscal year ended February 29, 2008 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Variable life COLI income (loss) represents the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life company-owned life insurance (“COLI”) policies. In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, variable life COLI income has been recorded in Investment income on the Consolidated Statements of Operations. See Note 9 to the consolidated financial statements for additional information.

(3)	Includes special cash dividend of $1.75 per share paid in January 2008.

(4)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

The non-GAAP financial measures used are: (1) organic revenue growth, which represents the change in revenue over the prior year excluding estimated currency translation effects and the impact of dealer deconsolidations and divestitures and the IDEO ownership transition (see Note 19 to the consolidated financial statements for additional information), and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs, goodwill and intangible assets impairment charges and income (loss) associated with changes in the cash surrender value of variable life company-owned life insurance policies (“variable life COLI income (loss)”). These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

	Year Ended
Statement of Operations Data—	February 25,		February 26,		February 27,
Consolidated	2011		2010		2009
Revenue	$2,437.1	100.0%	$2,291.7	100.0%	$3,183.7	100.0%
Cost of sales	1,693.8	69.5	1,619.9	70.7	2,236.7	70.3
Restructuring costs	25.8	1.1	22.0	0.9	23.9	0.7

Gross profit	717.5	29.4	649.8	28.4	923.1	29.0
Operating expenses	661.2	27.1	648.4	28.3	842.9	26.5
Goodwill and intangible assets impairment charges	—	—	—	—	65.2	2.0
Restructuring costs	4.8	0.2	12.9	0.6	14.0	0.5

Operating income (loss)	51.5	2.1	(11.5)	(0.5)	1.0	0.0
Interest expense, Investment income and Other income (expense), net	(0.1)	0.0	(19.6)	(0.9)	(9.8)	(0.3)

Income (loss) before income tax expense (benefit)	51.4	2.1	(31.1)	(1.4)	(8.8)	(0.3)
Income tax expense (benefit)	31.0	1.3	(17.5)	(0.8)	2.9	0.1

Net income (loss)	$20.4	0.8%	$(13.6)	(0.6)%	$(11.7)	(0.4)%

Earnings per share:
Basic	$0.15		$(0.10)		$(0.09)

Diluted	$0.15		$(0.10)		$(0.09)

	Year Ended
	February 25,	February 26,
Organic Revenue Growth—Consolidated	2011	2010
Prior year revenue	$2,291.7	$3,183.7
Dealer deconsolidations and divestitures	(63.0)	(22.0)
IDEO ownership transition	(29.0)	—
Currency translation effects (1)	(21.0)	(31.0)

Prior year revenue, adjusted	2,178.7	3,130.7
Current year revenue	2,437.1	2,291.7

Organic revenue growth (decline)	$258.4	$(839.0)

Organic revenue growth (decline) %	12%	(27)%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

	Year Ended
Adjusted Operating Income (Loss)—	February 25,		February 26,		February 27,
Consolidated	2011		2010		2009
Operating income (loss)	$51.5	2.1%	$(11.5)	(0.5)%	$1.0	0.0%
Add: Restructuring costs	30.6	1.3	34.9	1.5	37.9	1.2
Add: Goodwill and intangible assets impairment charges	—	—	—	—	65.2	2.0
Less: Variable life COLI income (loss) (1)	—	—	33.1	1.4	(41.1)	(1.3)

Adjusted operating income (loss)	$82.1	3.4%	$(9.7)	(0.4)%	$145.2	4.5%

(1)	In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, COLI income related to our investments in variable life COLI policies has been recorded in Investment income on the Consolidated Statements of Operations. The variable life COLI income (loss) previously included in operating income is excluded for comparative purposes.

Overview

Following a significant reduction in our revenue during 2009 and 2010 in connection with the global economic recession and downturn in our industry, we began experiencing organic revenue growth in our business in Q1 2011 as a result of the broader global economic recovery. This trend strengthened in Q2 2011 as a result of increased customer project activity and accelerated in the second half of 2011 when we posted organic revenue growth over the prior year more broadly across all reporting segments and in most geographies. This growth is consistent with general trends in our industry as companies have been increasing corporate spending.

The organic revenue growth was the primary driver of the significant increase in adjusted operating income from 2010 to 2011. In addition, our current year results benefited from previous restructuring activities and other cost reduction efforts implemented during the downturn, as well as our efforts to improve the profitability across various businesses, including PolyVision, the Coalesse Group and Asia. These benefits were offset in part by the reinstatement of employee salaries and certain retirement benefits to 2009 levels and inflation in commodity costs, which increased significantly in late 2011.

During the downturn in 2009 and 2010, we continued to invest in our growth initiatives, which we believe will help diversify our revenue base and grow our revenues at a faster rate than we would otherwise experience coming out of the downtown. Our growth initiatives include expanding our offerings and penetration in certain vertical markets (such as healthcare, education and government) and emerging geographical markets (such as China, India and the Middle East), as well as developing new products, applications and experiences to meet the evolving business needs of our global customer base.

From 2009 through 2011, in order to reduce our costs and continue the reinvention of our industrial model, we implemented a number of restructuring actions which resulted in more than $100 of annualized fixed cost reductions by the end of 2011. In addition, we are in the process of closing three additional plants in North America which is expected to reduce our annualized costs by an additional $35 once completed over the next 18 months. We also took a number of steps to improve our operating fitness and organize our business as a globally integrated enterprise, including the creation and increased utilization of captive shared service centers in Malaysia and Mexico. We expect to be able to preserve these cost reductions and hold our other fixed costs relatively flat as our industry continues to recover and our revenue grows.

2011 compared to 2010

We recorded net income of $20.4 in 2011 compared to a net loss of $13.6 in 2010. The increase in net income was driven by operating leverage from organic revenue growth across all of our reporting segments and benefits from restructuring activities and other cost reduction efforts, offset in part by lower variable life COLI income and an income tax charge of $11.4 resulting from the U.S. healthcare reform legislation enacted in Q1 2011.

Operating income grew to $51.5 in 2011 compared to an operating loss of $11.5 in 2010. The 2011 adjusted operating income of $82.1 represented an improvement of $91.8 compared to the prior year primarily due to operating leverage from organic revenue growth, benefits from restructuring activities and other cost reduction efforts and a gain from the IDEO ownership transition totaling $9 (net of incremental variable compensation expense), partially offset by:

•	higher compensation costs of $12 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels and

•	increased commodity costs of approximately $10.

Revenue for 2011 was $2,437.1 compared to $2,291.7 for 2010, representing organic revenue growth of 12% after adjusting for dealer deconsolidations, the IDEO ownership transition and currency translation effects. The organic revenue growth was broad-based, with organic growth of 12% in the North America segment, 14% in the International segment and 8% in the Other category.

Cost of sales decreased to 69.5% of revenue in 2011, a 120 basis point improvement compared to 2010. Higher absorption of fixed costs associated with organic revenue growth and benefits from restructuring activities and other cost reduction efforts were partially offset by the reclassification of variable life COLI income, which beginning in Q1 2011 is reported in Investment income, and increased commodity costs.

Operating expenses increased by $12.8 in 2011 compared to 2010. The increase was primarily due to:

•	higher variable compensation expense of $21 related to our Economic Value Added (“EVA”)-based compensation plans,

•	variable life COLI income in the prior year of $13.8,

•	higher compensation costs of $9 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels and

•	increases in other operating costs.

These increases were partially offset by:

•	a reduction of $31.0 from deconsolidations,

•	a gain of $13.2 from the IDEO ownership transition,

•	favorable currency translation effects of approximately $7 and

•	benefits from restructuring activities and other cost reduction efforts.

We recorded restructuring costs of $30.6 in 2011 compared to $34.9 in 2010. The 2011 charges primarily related to the reorganization of our European manufacturing operations on the basis of specialized competencies and several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business. In addition, Q4 2011 included a $10.6 gain related to the sale and leaseback of a facility in Canada offset by $10.1 of restructuring costs associated with the planned closure of three additional manufacturing facilities in North America. See further discussion and detail of these items in the Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.

Our 2011 effective tax rate was 60%, significantly higher than the U.S. federal statutory tax rate of 35%. The difference was primarily driven by a tax charge of $11.4 related to a reduction in deferred tax assets related to the U.S. healthcare reform legislation enacted in Q1 2011. See Note 15 to the consolidated financial statements for additional information.

2010 compared to 2009

We recorded a net loss of $13.6 in 2010 compared to a net loss of $11.7 in 2009. The year over year comparison is significantly impacted by results from variable life COLI, which generated significant income in 2010 compared to significant losses in 2009. 2009 also included $65.2 of goodwill and intangible asset impairment charges. Beyond variable life COLI income and prior year impairment charges, the 2010 deterioration was primarily driven by lower volume, which was partially offset by benefits from restructuring activities and other cost reduction efforts, lower commodity costs and temporary reductions in employee salaries and retirement benefits.

Operating income decreased by $12.5 in 2010 compared to 2009. The 2010 adjusted operating loss of $9.7 represented a decline of $154.9 compared to the prior year due to the reduction in revenue, partially offset by benefits from restructuring activities and other cost reduction efforts, lower commodity costs and temporary reductions in employee salaries and retirement benefits.

Our revenue decreased $892.0 or 28.0% in 2010 compared to 2009, representing an organic revenue decline of 27%. The global economic slowdown and turmoil in the capital markets had the effect of significantly decreasing the demand for office furniture in 2010. 2010 revenue declines were broad-based, significantly affecting almost all of our geographies, vertical markets and product categories. However, percentage declines compared to the prior year began to moderate in Q4 2010, as we entered this downturn beginning in Q3 2009.

Cost of sales increased to 70.7% of revenue in 2010, a 40 basis point deterioration compared to 2009. The deterioration was driven largely by lower absorption of fixed costs associated with the revenue decline, partially mitigated by benefits from restructuring activities and other cost reduction efforts. The deterioration was also offset by approximately:

•	210 basis points due to lower commodity costs,

•	190 basis points due to an increase in variable life COLI income and

•	80 basis points related to temporary reductions in employee salaries and retirement benefits.

Operating expenses decreased by $194.5 compared to 2009. The decrease was primarily due to benefits from restructuring activities and other cost reduction efforts and the following:

•	an increase in variable life COLI income of $32,

•	a reduction of $27 in variable compensation expense,

•	temporary reductions in employee salaries and retirement benefits of $21,

•	an $8.5 impairment charge in 2009 related to an asset classified as held for sale, and

•	favorable currency translation effects of $7.

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

We recorded restructuring costs of $34.9 in 2010 compared to $37.9 in 2009. The 2010 charges primarily related to the consolidation of additional manufacturing and distribution facilities and employee termination costs related to the reduction of our global white-collar workforce. See further discussion and detail of these items in the Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.

Our 2010 effective tax rate was favorably impacted by significant non-taxable income associated with increases in cash surrender value of COLI and negatively impacted by increases in valuation allowances of $8.9. See Note 15 to the consolidated financial statements for additional information.

Interest Expense, Investment Income and Other Income (Expense), Net

	Year Ended
Interest Expense, Investment Income and	February 25,	February 26,	February 27,
Other Income (Expense), Net	2011	2010	2009
Interest expense	$(19.3)	$(18.2)	$(17.0)

Investment income	14.0	3.1	5.8
Other income (expense), net:
Equity in earnings of unconsolidated affiliates	6.3	1.2	4.7
Miscellaneous, net	(1.1)	(5.7)	(3.3)

Total other income (expense), net	19.2	(1.4)	7.2

Total interest expense and other income (expense), net	$(0.1)	$(19.6)	$(9.8)

Beginning in Q1 2011, Investment income includes gains and losses from variable life COLI policies. See Note 9 to the consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates increased in the current year primarily due to an increase in equity in earnings of our unconsolidated dealer relationships. See Note 11 to the consolidated financial statements for additional information.

Segment Disclosure

We operate on a worldwide basis within North America and International reportable segments plus an “Other” category. Our Other category includes the Coalesse Group, PolyVision and IDEO (through Q3 2011). Unallocated corporate expenses are reported as Corporate. Additional information about our reportable segments is contained in Item 1: Business and Note 18 to the consolidated financial statements included within this report.

North America

	Year Ended
Statement of Operations Data—	February 25,		February 26,		February 27,
North America	2011		2010		2009
Revenue	$1,322.2	100.0%	$1,237.4	100.0%	$1,740.0	100.0%
Cost of sales	940.9	71.2	877.1	70.9	1,256.4	72.2
Restructuring costs	5.6	0.4	7.0	0.5	14.0	0.8

Gross profit	375.7	28.4	353.3	28.6	469.6	27.0
Operating expenses	318.4	24.0	293.5	23.7	394.5	22.7
Restructuring costs	0.8	0.1	3.4	0.3	8.4	0.5

Operating income	$56.5	4.3%	$56.4	4.6%	$66.7	3.8%

	Year Ended
	February 25,	February 26,
Organic Revenue Growth—North America	2011	2010
Prior year revenue	$1,237.4	$1,740.0
Dealer deconsolidations and divestitures	(63.0)	(17.0)
Currency translation effects (1)	10.0	(4.0)

Prior year revenue, adjusted	1,184.4	1,719.0
Current year revenue	1,322.2	1,237.4

Organic revenue growth (decline)	$137.8	$(481.6)

Organic revenue growth (decline) %	12%	(28)%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

	Year Ended
	February 25,		February 26,		February 27,
Adjusted Operating Income—North America	2011		2010		2009
Operating income	$56.5	4.3%	$56.4	4.6%	$66.7	3.8%
Add: Restructuring costs	6.4	0.5	10.4	0.8	22.4	1.3
Add: Goodwill and intangible assets impairment charges	—	—	—	—	1.7	0.1
Less: Variable life COLI income (loss) (1)	—	—	32.9	2.7	(40.5)	(2.3)

Adjusted operating income	$62.9	4.8%	$33.9	2.7%	$131.3	7.5%

(1)	In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, COLI income related to our investments in variable life COLI policies has been recorded in Investment income on the Consolidated Statements of Operations. The variable life COLI income (loss) previously included in operating income is excluded for comparative purposes.

2011 compared to 2010

Operating income in North America remained relatively flat in 2011 compared to 2010, which included $32.9 of variable life COLI income. Adjusted operating income increased by $29.0, primarily driven by operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, partially offset by:

•	higher compensation costs of $10 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels,

•	incremental variable compensation expense of approximately $6 related to a gain on sale of a facility, which was recorded as a restructuring item, and a gain from the IDEO ownership transition, which was recorded in Corporate,

•	current year charges related to a product recall and an impairment related to an asset held for sale totaling $8 and

•	increased commodity costs of approximately $8.

North America revenue represented 54.3% of consolidated revenue in 2011. Revenue for 2011 was $1,322.2 compared to $1,237.4 in 2010, representing organic revenue growth of 12% after adjusting for dealer deconsolidations and currency translation effects. Revenue growth was broad-based with notable vertical market growth reflected in financial services, technical/professional, higher education, healthcare and government. In addition, seating revenue growth was the strongest across our product categories.

Cost of sales increased to 71.2% of revenue in 2011, a 30 basis point deterioration compared to 2010. Excluding the 150 basis point favorable impact of variable life COLI income in 2010, cost of sales improved by 120 basis points, which was largely driven by higher absorption of fixed costs associated with organic revenue growth and benefits from restructuring activities and other cost reduction efforts, partially offset by higher commodity costs and a product specific warranty charge related to a retrofit project.

Operating expenses increased by $24.9 in 2011 compared to 2010 primarily due to:

•	higher variable compensation expense of $16 related to our EVA-based compensation plans,

•	variable life COLI income in 2010 of $13.6 and

•	higher compensation costs of $7 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels.

These increases were partially offset by a reduction of $20.6 from dealer deconsolidations as well as benefits of restructuring activities and other cost reduction efforts.

Restructuring costs of $6.4 incurred in 2011 primarily related to the consolidation of manufacturing facilities. In addition, Q4 2011 included a $10.6 gain related to the sale and leaseback of a facility in Canada offset by $10.1 of restructuring costs associated with the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We expect to move production within these facilities to other Steelcase locations in North America over the next 18 months. We estimate the cash restructuring costs associated with these actions will be approximately $45 million, with approximately $30 million related to workforce reductions and approximately $15 million related to costs associated with manufacturing consolidation and production moves. We anticipate annualized savings from these actions to be approximately $35 when fully implemented in 2013.

2010 compared to 2009

Operating income in the North America segment decreased by $10.3 in 2010 compared to 2009. The 2010 adjusted operating income of $33.9 represented a decline of $97.4 compared to the prior year primarily due to the reduction in volume, mostly offset by lower commodity costs, benefits from restructuring activities and other cost reduction efforts and temporary reductions in employee salaries and retirement benefits.

North America revenue, which accounted for 54.0% of consolidated 2010 revenue, decreased by $502.6 or 28.9% from 2009, representing an organic revenue decline of 28% primarily due to decreased volume across most of our vertical markets (except for the U.S. Federal government) and product categories. The revenue declines within higher education, state and local government and healthcare were less than the declines experienced in other vertical markets. In addition, the revenue decline in the financial services vertical market was lower than the average decline in 2010, as this vertical market entered the downturn earlier than other markets and experienced a significant decline in 2009.

Cost of sales as a percent of revenue decreased 130 basis points compared to the prior year. 2010 results benefited from restructuring activities and other cost reduction efforts. The improvement was also driven by approximately:

•	350 basis points of a favorable impact related to an increase in variable life COLI income,

•	300 basis points due to lower commodity costs and

•	130 basis points related to temporary reductions in employee salaries and retirement benefits.

These benefits more than offset the negative effects of lower fixed cost absorption related to lower volume.

Operating expenses decreased by $101.0 in 2010 compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts and the following:

•	an increase in variable life COLI income of $31,

•	temporary reductions in employee salaries and retirement benefits of $17,

•	lower variable compensation expense of $14 and

•	non-cash impairment charges of $12 in 2009.

Restructuring costs of $10.4 in 2010 primarily consisted of employee termination costs related to the reduction of our white-collar workforce and the closure of manufacturing facilities.

International

	Year Ended
	February 25,		February 26,		February 27,
Statement of Operations Data—International	2011		2010		2009
Revenue	$698.9	100.0%	$641.6	100.0%	$922.2	100.0%
Cost of sales	490.7	70.2	454.1	70.8	629.1	68.2
Restructuring costs	18.7	2.7	11.5	1.8	0.3	—

Gross profit	189.5	27.1	176.0	27.4	292.8	31.8
Operating expenses	201.1	28.8	204.9	31.9	250.1	27.2
Restructuring costs	2.3	0.3	6.6	1.0	1.7	0.2

Operating income (loss)	$(13.9)	(2.0)%	$(35.5)	(5.5)%	$41.0	4.4%

	Year Ended
	February 25,	February 26,
Organic Revenue Growth—International	2011	2010
Prior year revenue	$641.6	$922.2
Dealer deconsolidations and divestitures	—	(5.0)
Currency translation effects (1)	(31.0)	(28.0)

Prior year revenue, adjusted	610.6	889.2
Current year revenue	698.9	641.6

Organic revenue growth	$88.3	$(247.6)

Organic revenue growth %	14%	(28)%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

	Year Ended
	February 25,		February 26,		February 27,
Adjusted Operating Income (Loss)—International	2011		2010		2009
Operating income (loss)	$(13.9)	(2.0)%	$(35.5)	(5.5)%	$41.0	4.4%
Add: Restructuring costs	21.0	3.0	18.1	2.8	2.0	0.2
Add: Goodwill and intangible assets impairment charges	—	—	—	—	0.3	—
Less: Variable life COLI income (loss)	—	—	—	—	—	—

Adjusted operating income (loss)	$7.1	1.0%	$(17.4)	(2.7)%	$43.3	4.6%

2011 compared to 2010

International reported an operating loss of $13.9 in 2011 compared to an operating loss of $35.5 in 2010. Adjusted operating income of $7.1 represents an improvement of $24.5 compared to 2010. Overall, the profit improvement was primarily driven by operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, offset in part by higher commodity costs and other operating costs.

Our results in the United Kingdom continued to be negatively affected by unfavorable currency impacts, and we continued to fund our expansionary efforts in China and India. In the aggregate, these businesses reported an operating loss of approximately $10 in 2011, $24 in 2010 and $19 in 2009.

International revenue represented 28.7% of consolidated revenue in 2011. Revenue for 2011 was $698.9 compared to $641.6 in 2010, representing organic revenue growth of 14% after adjusting for currency translation effects. During 2011, all regions reported organic revenue growth, with notable increases in Germany, Asia Pacific, Latin America and Spain.

Cost of sales decreased to 70.2% of revenue in 2011, a 60 basis point improvement compared to 2010. The improvement was mainly due to higher absorption of fixed costs associated with organic revenue growth and benefits from restructuring activities and other cost reduction efforts, offset in part by higher commodity costs.

2011 operating expenses decreased by $3.8 due to benefits from restructuring activities and other cost reduction efforts and favorable currency translation effects of approximately $7, offset by higher variable compensation expense related to our EVA-based compensation plans and higher bad debt charges.

Restructuring costs of $21.0 incurred in 2011 primarily related to the project to reorganize our European manufacturing operations. We expect to incur a total of approximately $21 of cash restructuring costs in connection with this project, with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves. The total estimated cost is slightly higher than our previous estimates because more employees than anticipated accepted the severance offer. While the estimated costs have increased, these additional departures will provide greater staffing flexibility at our manufacturing facilities. We anticipate annualized savings from these actions to be approximately $8 when fully implemented by the end of Q1 2012.

2010 compared to 2009

International reported an operating loss of $35.5 in 2010 compared to operating income of $41.0 in 2009. The adjusted operating loss of $17.4 represented a decrease of $60.7 compared to the prior year primarily due to a significant decline in revenue. Cost reduction efforts were only able to offset a portion of the negative effect of lower volume, as the pace of cost structure changes in our larger International markets was tempered by the process of negotiating with the related workers’ councils.

International revenue, which accounted for 28.0% of consolidated 2010 revenue, declined by $280.6 or 30.4%, representing an organic revenue decline of 28%. The decrease in revenue was primarily due to the impact of the global economic slowdown on the demand for office furniture across all International markets. The 2010 revenue percentage declines within China, Eastern Europe, the United Kingdom and Latin America were deeper than those experienced in other geographic regions.

Cost of sales as a percentage of revenue increased by 260 basis points in 2010 compared to 2009. The 2010 deterioration was almost entirely due to lower fixed cost absorption related to lower volume, partially offset by benefits from restructuring activities and other cost reduction efforts. The deterioration was also partially offset by approximately 120 basis points related to lower commodity costs.

Operating expenses decreased by $45.2 compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts, a reduction in variable compensation expense of $8 and favorable currency translation effects of $7.

Restructuring costs of $18.1 incurred in 2010 primarily consisted of employee termination costs related to workforce reductions, mainly in Europe, as well as consolidation of manufacturing in Asia.

Other

	Year Ended
	February 25,		February 26,		February 27,
Statement of Operations Data—Other	2011		2010		2009
Revenue	$416.0	100.0%	$412.7	100.0%	$521.5	100.0%
Cost of sales	262.2	63.0	288.7	70.0	351.2	67.3
Restructuring costs	1.5	0.4	3.5	0.8	9.6	1.9

Gross profit	152.3	36.6	120.5	29.2	160.7	30.8
Operating expenses	127.6	30.7	132.2	32.0	172.9	33.2
Goodwill and intangible assets impairment charges	—	—	—	—	63.2	12.1
Restructuring costs	1.7	0.4	2.9	0.7	3.9	0.7

Operating income (loss)	$23.0	5.5%	$(14.6)	(3.5)%	$(79.3)	(15.2)%

	Year Ended
	February 25,	February 26,
Organic Revenue Growth—Other	2011	2010
Prior year revenue	$412.7	$521.5
IDEO ownership transition	(29.0)	—
Currency translation effects (1)	—	—

Prior year revenue, adjusted	383.7	521.5
Current year revenue	416.0	412.7

Organic revenue growth	$32.3	$(108.8)

Organic revenue growth %	8%	(21)%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

	Year Ended
	February 25,		February 26,		February 27,
Adjusted Operating Income (Loss)—Other	2011		2010		2009
Operating income (loss)	$23.0	5.5%	$(14.6)	(3.5)%	$(79.3)	(15.2)%
Add: Restructuring costs	3.2	0.8	6.4	1.5	13.5	2.6
Add: Goodwill and intangible assets impairment charges	—	—	—	—	63.2	12.1
Less: Variable life COLI income (loss)	—	—	—	—	—	—

Adjusted operating income (loss)	$26.2	6.3%	$(8.2)	(2.0)%	$(2.6)	(0.5)%

2011 compared to 2010

Our Other category includes the Coalesse Group, PolyVision and IDEO (through Q3 2011). Operating income in the Other category increased by $37.6 in 2011 compared to 2010. Adjusted operating income improved by $34.4 primarily due to:

•	operational improvements and business mix within the Coalesse group,

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.,

•	benefits from restructuring activities and other cost reduction efforts and

•	revenue growth at IDEO through Q3 2011.

2011 revenue in the Other category increased by $3.3 compared to 2010, representing organic growth of 8% after adjusting for the IDEO ownership transition. The Coalesse Group and PolyVision both experienced single digit revenue growth; however, excluding the impact of businesses exited in 2010, PolyVision revenue increased by 17%. IDEO experienced a significant increase in revenue through Q3 2011 compared to the same period last year as a result of a number of large consulting projects.

Cost of sales in the Other category as a percent of revenue improved by 700 basis points compared to 2010 primarily due to:

•	benefits from restructuring activities, operational improvements and business mix within the Coalesse Group and

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.

Operating expenses in the Other category decreased by $4.6 due to $10.4 from the IDEO deconsolidation in Q4 2011 offset by higher variable compensation expense related to our EVA-based compensation plans.

Restructuring costs of $3.2 in 2011 primarily related to the consolidation of manufacturing facilities.

On December 14, 2010, certain members of the management of IDEO who collectively owned 20% of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship. This transaction generated $30 of cash and resulted in a Q4 2011 pre-tax gain of $9, net of incremental variable compensation expense. In Q4 2011, we deconsolidated the operations of IDEO and recorded our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations. See Note 19 consolidated financial statements for additional information.

2010 compared to 2009

The Other category reported an operating loss of $14.6 in 2010 compared to an operating loss of $79.3 in 2009. The adjusted operating loss represented a decline of $5.6 compared to the prior year primarily due to the revenue decline, offset by benefits from restructuring activities and other cost reduction efforts and temporary reductions in employee salaries and retirement benefits.

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

Operating expenses decreased by $40.7 compared to 2009 primarily due to benefits from restructuring activities and other cost reduction efforts, lower variable compensation expense and temporary reductions in employee salaries and retirement benefits. There were no goodwill and intangible assets impairment charges in 2010.

Restructuring costs of $6.4 in 2010 primarily related to the closure of two manufacturing facilities: one within the Coalesse Group and one at PolyVision.

Corporate

	Year Ended
	February 25,	February 26,	February 27,
Statement of Operations Data—Corporate	2011	2010	2009
Operating expenses	$14.1	$17.8	$27.4

Approximately 82% of corporate expenses were charged to the operating segments in 2011, 2010 and 2009 as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

2011 operating expenses include a $13.2 gain from the ownership transition of IDEO. Related variable compensation expense was allocated among the North America and International segments, the Other category and Corporate. Excluding this gain, the increase in Corporate operating expenses primarily relates to higher variable compensation expense related to our EVA-based incentive compensation plans in the current year.

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

	February 25,	February 26,
Primary Liquidity Sources	2011	2010
Cash and cash equivalents	$142.2	$111.1
Short-term investments	350.8	68.2
Variable life COLI	110.3	—
Availability under credit facilities	165.7	132.7

Total primary liquidity sources	$769.0	$312.0

As of February 25, 2011, we held a total of $493.0 in cash and cash equivalents and short-term investments, including $246.9 from the net proceeds received in Q4 2011 from the issuance of unsecured unsubordinated senior notes, due in February 2021. The net proceeds were invested in short-term managed investment accounts and are expected to be used, together with available cash on hand, to repay the outstanding $250 aggregate principal amount of our 6.5% senior notes due August 15, 2011. There are no restrictions on the use or access of these assets. See Note 12 to the consolidated financial statements for additional information.

Of our total cash and cash equivalents, approximately 63% was located in the U.S. and the remaining 37% was located outside of the U.S., primarily in France, Asia and Canada. The majority of our short-term investments are maintained in the U.S. in a managed investment portfolio, which primarily consists of U.S. agency debt securities, U.S. government debt securities, corporate debt securities and municipal debt securities.

In Q1 2011, we began considering investments in variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, during Q1 2011, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities. In addition, our investments in whole life COLI policies represent a potential source of liquidity. The whole life and variable life policies are recorded at their net cash surrender values. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations to us. See Note 9 to the consolidated financial statements for more information.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

	Year Ended
	February 25,	February 26,	February 27,
Cash Flow Data	2011	2010	2009
Net cash flow provided by (used in):
Operating activities	$72.7	$(10.9)	$104.2
Investing activities	(254.3)	(10.0)	(61.1)
Financing activities	211.1	13.0	(132.2)
Effect of exchange rate changes on cash and cash equivalents	1.6	1.4	(7.2)

Net increase (decrease) in cash and cash equivalents	31.1	(6.5)	(96.3)
Cash and cash equivalents, beginning of period	111.1	117.6	213.9

Cash and cash equivalents, end of period	$142.2	$111.1	$117.6

Cash provided by (used in) operating activities

	Year Ended
	February 25,	February 26,	February 27,
Cash Flow Data—Operating Activities	2011	2010	2009
Net income (loss)	$20.4	$(13.6)	$(11.7)
Depreciation and amortization	64.4	74.2	87.3
Goodwill and intangible assets impairment charges	—	—	65.2
Changes in accounts receivable, inventories, and accounts payable, net of deconsolidation	(59.5)	61.9	23.8
Changes in cash surrender value of COLI	(13.5)	(38.0)	39.0
Changes in deferred income taxes	11.3	(18.2)	(4.8)
Changes in employee compensation liabilities	41.7	(62.0)	(52.5)
Changes in other operating assets and liabilities, net of deconsolidation	5.2	(20.7)	(67.3)
Other	2.7	5.5	25.2

Net cash provided by (used in) operating activities	$72.7	$(10.9)	$104.2

The change in cash provided by operating activities in 2011 compared to cash used in operating activities in 2010 was primarily due to cash generated from net income and the receipt of a U.S. income tax refund, partially offset by a use of cash for working capital due to the increase in revenue.

Cash provided by (used in) investing activities

	Year Ended
	February 25,	February 26,	February 27,
Cash Flow Data—Investing Activities	2011	2010	2009
Capital expenditures	$(46.0)	$(35.2)	$(83.0)
Proceeds from disposal of fixed assets	44.9	9.4	4.9
Proceeds from IDEO ownership transition	29.8	—	—
Purchases of investments	(335.4)	(4.7)	(25.6)
Liquidations of investments	59.0	15.6	10.4
Business divestitures	—	—	17.5
Other, net	(6.6)	4.9	14.7

Net cash used in investing activities	$(254.3)	$(10.0)	$(61.1)

Capital expenditures in 2011 were primarily related to investments in product development in North America and International, and included progress payments totaling $10.2 towards a replacement corporate aircraft. We received proceeds from the IDEO ownership transition and the sale of facilities in Canada and Malaysia. Purchases of investments include the short-term investment of the net proceeds from the issuance of senior notes in Q4 2011.

Cash provided by (used in) financing activities

	Year Ended
	February 25,	February 26,	February 27,
Cash Flow Data—Financing Activities	2011	2010	2009
Borrowings (repayments) of short-term and long-term debt, net	$243.1	$45.5	$(2.6)
Dividends paid	(21.6)	(26.9)	(71.3)
Common stock repurchases, net of issuances	(10.8)	(4.6)	(58.7)
Other	0.4	(1.0)	0.4

Net cash provided by (used in) financing activities	$211.1	$13.0	$(132.2)

In Q4 2011, we issued $250 in unsecured unsubordinated senior notes, due in February 2021. Proceeds, net of bond discount and issuance costs, totaled $246.9 and were invested in short-term managed investment accounts. We expect to use the net proceeds, together with available cash on hand, to repay the outstanding $250 aggregate principal amount of our 6.5% senior notes due August 15, 2011. See Note 12 to the consolidated financial statements for additional information.

The primary use of cash in financing activities continues to relate to dividends paid on our common stock.

We paid dividends of $0.04 per common share during all quarters in 2011 and the last three quarters of 2010 and $0.08 per common share during the first quarter of 2010. We paid dividends of $0.08 per share in Q4 2009 and $0.15 per share in Q1, Q2 and Q3 2009. On March 23, 2011 our Board of Directors declared a dividend of $0.06 per common share to be paid in Q1 2012.

During 2011, 2010 and 2009, we made common stock repurchases of $10.8, $4.6 and $59.2, respectively, all of which related to our Class A Common Stock. As of February 25, 2011, we had $200.9 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $0.7, $0.4 and $1.7 in 2011, 2010 and 2009, respectively.

Capital Resources

Off-Balance Sheet Arrangements

We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary we record reserves to cover potential losses. See Note 17 to the consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations as of February 25, 2011 were as follows:

	Payments Due by Period
		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt and short-term borrowings	$546.8	$255.5	$5.3	$4.8	$281.2
Estimated interest on debt obligations	174.6	25.8	34.6	34.3	79.9
Operating leases	163.2	41.1	60.9	35.5	25.7
Committed capital expenditures	37.4	37.4	—	—	—
Purchase obligations	23.7	19.4	4.3	—	—
Other liabilities	4.1	4.1	—	—	—
Employee benefit and compensation obligations	250.8	83.1	43.9	38.2	85.6

Total	$1,200.6	$466.4	$149.0	$112.8	$472.4

Total consolidated debt as of February 25, 2011 was $546.8. Of our total debt, $249.9 is in the form of term notes due in August 2011, $249.9 is in the form of term notes due in February 2021 and $43.1 is related to financing secured by our two corporate aircraft.

We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2021. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases and include an outstanding commitment of $19.8 to purchase one corporate aircraft that is intended to replace an existing aircraft.

We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

Other liabilities represent obligations for foreign exchange forward contracts.

Employee benefit obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution, severance arrangements and variable compensation plans. Our obligations related to post-retirement benefit plans are not contractual and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 13 to the consolidated financial statements for additional information.

The contractual obligations table above is current as of February 25, 2011. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.

Liquidity Facilities

Our total liquidity facilities as of February 25, 2011 were:

February 25,
Liquidity Facilities	2011
Global committed bank facility	$125.0
Various uncommitted lines	43.8

Total credit lines available	168.8
Less:
Borrowings outstanding	3.1

Available capacity	$165.7

Our $125 global committed, syndicated credit facility expires in Q4 2013. As of February 25, 2011, there were no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 25, 2011, we were in compliance with all covenants under the facility. See Note 12 to the consolidated financial statements for additional information.

The various uncommitted lines may be changed or cancelled by the banks at any time. Outstanding borrowings on uncommitted facilities of $3.0 as of February 25, 2011 were primarily related to short-term liquidity management within our International segment. In addition, we have a revolving letter of credit agreement for $15.5 of which $14.5 was utilized primarily related to our self-insured workers’ compensation programs as of February 25, 2011. There were no draws on our standby letters of credit during 2011. See Note 12 to the consolidated financial statements for additional information.

Total consolidated debt as of February 25, 2011 was $546.8. Our debt primarily consists of $249.9 in term notes due in Q2 2012 (“2012 Notes”) with an effective interest rate of 6.3% and $249.9 in term notes due in Q4 2021 (“2021 Notes”) with an effective interest rate of 6.6%. The 2012 Notes are classified as short-term in the Consolidated Balance Sheets as they are due within one year. The 2021 Notes were issued in Q4 2011, and the proceeds of the notes have been invested in short-term investments. It is our intention to use these funds and other available cash on hand to pay off the 2012 Notes when they come due. In addition, we have a $43.1 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by our two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities. See Note 12 to the consolidated financial statements for additional information.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, funds available from COLI, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe there are indicators that most geographies and markets around the world have emerged from the adverse impacts of the global economic recession, although the strength and continuity of the economic recovery remain uncertain which may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

It is our current intention to repay the 2012 Notes at or before maturity with the proceeds from the 2021 Notes and other available cash on hand. Our other significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We expect capital expenditures to total approximately $70 in 2012 compared to $46 in 2011. This amount includes progress payments associated with a replacement corporate aircraft totaling $20 and approximately $10 in spending on corporate facilities as a result of campus consolidation. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

In Q4 2011, we announced our intention to close three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We estimate the cash restructuring costs associated with these actions will be approximately $45 to be paid over the next 18 months related to workforce reductions and costs associated with manufacturing consolidation and production moves. We anticipate annualized savings from these actions to be approximately $35 when fully implemented in 2013.

On March 23, 2011, we announced a quarterly dividend on our common stock of $0.06 per share, or $7.9 to be paid in Q1 2012. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting estimates that typically involve a higher degree of judgment and complexity are listed and explained below. These estimates were discussed with the Audit Committee of the Board of Directors and affect all segments of the Company.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using six reporting units where goodwill is recorded—specifically, North America; Europe and Asia Pacific within the International segment; and Coalesse, Designtex and PolyVision within the Other category.

Annually in Q4, or earlier if conditions indicate it is necessary, we perform an impairment analysis of our intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. We also perform an impairment analysis of our intangible assets subject to amortization during interim periods upon the occurrence of certain events or changes in circumstance. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.

As of February 25, 2011, we had $174.8 of goodwill and $21.7 of net intangible assets recorded on our Consolidated Balance Sheets as follows:

		Other Intangible
Reportable Segment	Goodwill	Assets, Net
North America	$57.9	$9.6
International	49.6	3.1
Other category	67.3	9.0

Total	$174.8	$21.7

During Q4 2011, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow valuation (“DCF”) method and reconciled the fair value of our reporting units to the sum of our total market capitalization plus a control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.

As part of the reconciliation to our adjusted market capitalization, we made adjustments to the estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 10.5% to 13.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined by each method described above is in excess of the underlying reported value of goodwill as follows:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$377.0
International	355.0
Other category	121.0

For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Enterprise Value
Available in Excess
Reportable Segment	of Goodwill
North America	$263.0
International	277.0
Other category	98.0

Based on the sensitivity analysis above, no reporting units would have had goodwill balances in excess of enterprise value available for goodwill.

See Note 2 and Note 10 to the consolidated financial statements for additional information.

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

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $0.1.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These assumptions require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business.

Future tax benefits of tax loss and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of February 25, 2011, we estimate a potential tax benefit from the operating loss carryforwards before valuation allowances of $96.1, but we have recorded a valuation allowance of $32.6, which reduced our realized tax benefit to $63.5. Additionally, we have recognized tax benefits from tax credit carryforwards of $35.1. It is considered more likely than not that a combined benefit of $98.6 will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

As of February 25, 2011, we have recorded a partial valuation allowance of $27.8 on certain net operating loss carryforwards of $76.6. These carryforward benefits relate to jurisdictions that allow indefinite carryforward periods and in which we have reported cumulative operating losses in the most recent three years. Our judgment regarding the utilization of these net operating losses is based on our conclusion that we have sufficient evidence that it is more likely than not that we will generate future taxable income in these jurisdictions. The key factors that we considered in our analysis included the impact of restructuring activities and tax planning strategies, as well as the impact of the cyclical nature of our business on future sales levels. Our judgment related to the realization of the deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.

A 10% decrease in the expected amount of benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2011 of approximately $10.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. In March 2010, the U.S. enacted significant healthcare reform legislation for tax years beginning after December 31, 2012. This legislation effectively changes the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”). We are required to recognize the impact of the tax law change in the period in which the law is enacted. In Q1 2011, we recognized a reduction in deferred tax assets related to the Medicare Part D subsidy with an offsetting increase in income tax expense of $11.4. We are not aware of any other such tax law or rate changes that would have a material effect on our results of operations, cash flows or financial position.

See Note 15 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits

The Company sponsors a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 25, 2011 and February 26, 2010, the benefit obligations, fair value of plan assets and funded status of these plans are as follows:

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 25,	February 26,	February 25,	February 26,
	2011	2010	2011	2010
Benefit plan obligations	$87.3	$83.0	$110.5	$131.8
Fair value of plan assets	50.2	44.7	—	—

Funded status	$(37.1)	$(38.3)	$(110.5)	$(131.8)

The post-retirement medical and life insurance plans are unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. The asset values of the whole life COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense or benefit obligations recorded in the consolidated financial statements.

As of February 25, 2011, approximately 75% of our unfunded defined benefit pension obligations related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. This plan is unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. The asset values of the whole life COLI policies are not segregated in a trust specifically for the plan, thus are not considered plan assets. Changes in the values of these policies have no effect on the defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.

We recognize the cost of benefits provided during retirement over the employees’ active working lives. Inherent in this approach is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and benefit obligations include, among others, the discount rate and health cost trend rates. These assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, benefit payments, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes.

To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (Ryan ALM 45/95 curve) with a primary focus for our domestic plans. The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each year.

Based on consolidated benefit obligations as of February 25, 2011, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2011 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by approximately $17. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of

February 25, 2011, our initial rates of 8.58% for pre-age 65 retirees and 6.86% for post-age 65 retirees were trended downward by each year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium.

Based on consolidated benefit obligations as of February 25, 2011, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2011 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by approximately $2. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of February 25, 2011, we had consolidated unamortized prior service credits and net experience gains of $22.9, as compared to $7.0 as of February 26, 2010, recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

See Note 13 to the consolidated financial statements for additional information.

Forward-Looking Statements

From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; changes in raw materials and commodity costs; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in 16 primary currencies worldwide, of which the most significant in 2011 were the euro, the Canadian dollar and the pound sterling. Revenue from foreign locations represented approximately 38% of our consolidated revenue in 2011, 36% in 2010 and 37% in 2009. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.

We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have decreased operating income by approximately $2 in 2011, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 25, 2011, the cumulative net currency translation adjustments reduced shareholders’ equity by $18.6.

Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2011, net transaction losses were $1.2.

See Note 2 to the consolidated financial statements for additional information.

Interest Rate Risk

We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and corporate debt securities. Additionally we held $16.7 investments in auction rate securities and Canadian $5.0 par asset-backed commercial paper restructuring notes as of February 25, 2011, which are classified as long-term investments as no liquid markets currently exist for these securities. The risk on our short-term and long-term borrowings is primarily related to a $43.1 loan, which bears a floating interest rate based on 30-day LIBOR plus 3.35%.

We estimate a 1% increase in interest rates would not have a material impact on our results of operations or financial condition, as we expect the higher interest expense would be offset by an increase in interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, as of February 25, 2011, approximately 80% of our fixed-income investments mature within one year, approximately 10% in two years and approximately 10% in three to five years, which mitigates the impact that interest rate changes would have on the market value of these investments. Accordingly, we believe that any change in interest rates would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns.

See Note 6 and Note 12 to the consolidated financial statements for additional information.

Commodity Price Risk

We are exposed to commodity price risk primarily on our raw materials inventory. These raw materials are not rare or unique to our industry. The cost of steel, aluminum, other metals, wood, particleboard, petroleum-based products and other commodities, such as fuel and energy, has fluctuated significantly in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements with our customers, and it is difficult to find effective financial instruments to hedge against such changes.

As a result of changes in commodity costs, cost of sales increased approximately $10 during 2011. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $9 in 2011.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. During 2010 and 2009, our results of operations were significantly impacted by net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life COLI policies. We recognized non-taxable income of $33.1 in 2010 and non-tax deductible losses of $41.1 in 2009 related to variable life COLI income in Operating income on the Consolidated Statements of Operations. In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities, and we began recognizing variable life COLI income in Investment income on the Consolidated Statements of Operations. See Note 9 to the consolidated financial statements for additional information.

We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would have reduced our net income by approximately $2 in 2011. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns.

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

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 25, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended February 25, 2011 of the Company and our report dated April 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 25, 2011 and February 26, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 25, 2011 and February 26, 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 25, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STEELCASE INC.
GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows of Steelcase Inc. for the year ended February 27, 2009. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended February 27, 2009 as listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended February 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended February 27, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO USA, LLP
BDO USA, LLP
(formerly known as BDO Seidman, LLP)

Grand Rapids, Michigan
April 23, 2009

STEELCASE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended
	February 25,	February 26,	February 27,
	2011	2010	2009
Revenue	$2,437.1	$2,291.7	$3,183.7
Cost of sales	1,693.8	1,619.9	2,236.7
Restructuring costs	25.8	22.0	23.9

Gross profit	717.5	649.8	923.1
Operating expenses	661.2	648.4	842.9
Goodwill and intangible assets impairment charges	—	—	65.2
Restructuring costs	4.8	12.9	14.0

Operating income (loss)	51.5	(11.5)	1.0
Interest expense	(19.3)	(18.2)	(17.0)
Investment income	14.0	3.1	5.8
Other income (expense), net	5.2	(4.5)	1.4

Income (loss) before income tax expense (benefit)	51.4	(31.1)	(8.8)
Income tax expense (benefit)	31.0	(17.5)	2.9

Net income (loss)	$20.4	$(13.6)	$(11.7)

Earnings per share:
Basic	$0.15	$(0.10)	$(0.09)

Diluted	$0.15	$(0.10)	$(0.09)

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 25,	February 26,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$142.2	$111.1
Short-term investments	350.8	68.2
Accounts receivable, net of allowances of $23.1 and $20.6	271.0	242.5
Inventories	127.1	98.4
Deferred income taxes	58.0	49.6
Prepaid expenses	17.6	16.0
Other current assets	45.6	49.7

Total current assets	1,012.3	635.5

Property, plant and equipment, net of accumulated depreciation of $1,228.1 and $1,309.9	345.8	415.7
Company-owned life insurance	223.1	209.6
Deferred income taxes	132.2	144.5
Goodwill	174.8	183.8
Other intangible assets, net of accumulated amortization of $58.7 and $56.8	21.7	25.0
Investments in unconsolidated affiliates	45.2	24.3
Other assets	41.4	38.8

Total assets	$1,996.5	$1,677.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195.0	$159.2
Short-term borrowings and current portion of long-term debt	255.5	7.4
Accrued expenses:
Employee compensation	136.3	99.1
Customer deposits	18.0	23.3
Product warranties	17.3	15.0
Employee benefit plan obligations	15.5	16.7
Other	99.2	91.9

Total current liabilities	736.8	412.6

Long-term liabilities:
Long-term debt less current maturities	291.3	293.4
Employee benefit plan obligations	170.0	189.5
Other long-term liabilities	80.0	84.1

Total long-term liabilities	541.3	567.0

Total liabilities	1,278.1	979.6

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 88,009,433 and 80,360,130 issued and outstanding	48.5	57.0
Class B Common Stock-no par value; 475,000,000 shares authorized, 44,225,135 and 52,603,081 issued and outstanding	—	—
Additional paid-in capital	20.2	8.2
Accumulated other comprehensive income (loss)	0.6	(17.9)
Retained earnings	649.1	650.3

Total shareholders’ equity	718.4	697.6

Total liabilities and shareholders’ equity	$1,996.5	$1,677.2

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

					Accumulated
	Common	Class A	Class B	Additional	Other		Total	Total
	Shares	Common	Common	Paid-in	Comprehensive	Retained	Shareholders’	Comprehensive
	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Equity	Income (Loss)
February 29, 2008	138,649,778	$114.7	$—	$5.0	$17.4	$773.8	$910.9	$151.9

Common stock issuance	47,591	0.5					0.5
Common stock repurchases	(5,145,354)	(59.2)					(59.2)
Tax effect of exercise of stock awards		0.4					0.4
Restricted stock unit issuance				1.6			1.6
Restricted stock expense	(3,984)	0.5					0.5
Restricted stock units converted to common stock	127,254	1.3		(1.3)			—
Performance shares converted to common stock, restricted stock and restricted stock units	126,036	1.6		(1.6)			—
Performance share, performance units and restricted stock units expense				1.0			1.0
Other comprehensive loss					(39.9)		(39.9)	(39.9)
Dividends paid ($0.53 per share)						(71.3)	(71.3)
Net loss						(11.7)	(11.7)	(11.7)

February 27, 2009	133,801,321	$59.8	$—	$4.7	$(22.5)	$690.8	$732.8	$(51.6)

Common stock issuance	44,346	0.2					0.2
Common stock repurchases	(1,060,743)	(4.6)					(4.6)
Tax effect of exercise of stock awards		(1.0)					(1.0)
Stock compensation related to IDEO ownership transition				0.3			0.3
Restricted stock expense		0.3					0.3
Restricted stock units converted to common stock	144,595	1.6		(1.6)			—
Performance shares converted to common stock, restricted stock and restricted stock units	33,692	0.7		(0.7)			—
Performance share, performance units and restricted stock units expense				5.5			5.5
Other comprehensive income					4.6		4.6	4.6
Dividends paid ($0.20 per share)						(26.9)	(26.9)
Net loss						(13.6)	(13.6)	(13.6)

February 26, 2010	132,963,211	$57.0	$—	$8.2	$(17.9)	$650.3	$697.6	$(9.0)

Common stock issuance	41,720	0.3					0.3
Common stock repurchases	(1,001,590)	(10.8)					(10.8)
Tax effect of exercise of stock awards				0.4			0.4
Stock compensation related to IDEO ownership transition				6.5			6.5
Restricted stock expense		0.1					0.1
Restricted stock units converted to common stock	231,227	1.9		(1.9)			—
Performance share, performance units and restricted stock units expense				7.0			7.0
Other comprehensive income					18.5		18.5	18.5
Dividends paid ($0.16 per share)						(21.6)	(21.6)
Net income						20.4	20.4	20.4

February 25, 2011	132,234,568	$48.5	$—	$20.2	$0.6	$649.1	$718.4	$38.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 25,	February 26,	February 27,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$20.4	$(13.6)	$(11.7)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	64.4	74.2	87.3
Goodwill and intangible assets impairment charges	—	—	65.2
Changes in cash surrender value of COLI	(13.5)	(38.0)	39.0
(Gain) loss on disposal of fixed assets	(5.7)	3.4	10.7
Gain from IDEO ownership transition	(13.2)	—	—
Deferred income taxes	11.3	(18.2)	(4.8)
Pension and post-retirement benefit cost	4.0	5.9	5.7
Restructuring charges (payments), net	16.7	(5.8)	11.0
Excess tax expense (benefit) from vesting of stock awards	(0.4)	1.0	(0.4)
Other	1.3	1.0	(1.8)
Changes in operating assets and liabilities, net of acquisitions, divestures, and deconsolidations:
Accounts receivable	(65.2)	44.7	70.2
Inventories	(28.5)	33.9	3.6
Other assets	10.9	2.5	(8.1)
Accounts payable	34.2	(16.7)	(50.0)
Employee compensation	41.7	(62.0)	(52.5)
Employee benefit obligations	(23.0)	(3.7)	(22.7)
Accrued expenses and other liabilities	17.3	(19.5)	(36.5)

Net cash provided by (used in) operating activities	72.7	(10.9)	104.2

INVESTING ACTIVITIES
Capital expenditures	(46.0)	(35.2)	(83.0)
Proceeds from disposal of fixed assets	44.9	9.4	4.9
Purchases of investments	(335.4)	(4.7)	(25.6)
Liquidations of investments	59.0	15.6	10.4
Proceeds from IDEO ownership transition	29.8	—	—
Business divestitures	—	—	17.5
Other	(6.6)	4.9	14.7

Net cash used in investing activities	(254.3)	(10.0)	(61.1)

FINANCING ACTIVITIES
Dividends paid	(21.6)	(26.9)	(71.3)
Common stock repurchases	(10.8)	(4.6)	(59.2)
Common stock issuance	—	—	0.5
Excess tax (expense) benefit from vesting of stock awards	0.4	(1.0)	0.4
Borrowings of long-term debt, net of issuance costs	247.4	47.0	1.1
Repayments of long-term debt	(2.8)	(2.2)	(4.5)
Borrowings of lines of credit	0.2	4.2	2.9
Repayments of lines of credit	(1.7)	(3.5)	(2.1)

Net cash provided by (used in) financing activities	211.1	13.0	(132.2)

Effect of exchange rate changes on cash and cash equivalents	1.6	1.4	(7.2)

Net increase (decrease) in cash and cash equivalents	31.1	(6.5)	(96.3)
Cash and cash equivalents, beginning of year	111.1	117.6	213.9

Cash and cash equivalents, end of year	$142.2	$111.1	$117.6

Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$(2.3)	$9.1	$16.7

Interest paid, net of amounts capitalized	$17.7	$17.7	$17.2

Trade-in value received for existing corporate aircraft		$18.5
Final progress payment towards replacement corporate aircraft		(13.5)
Deposit towards future replacement corporate aircraft		(1.0)

Proceeds from trade-in of corporate aircraft		$4.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 10,000 employees. We operate manufacturing and distribution center facilities in 25 principal locations. We distribute products through various channels, including independent and company-owned dealers, in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under North America and International reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

We also consolidate variable interest entities (“VIEs”) when appropriate. As of February 26, 2010, we consolidated a variable interest dealer because we were considered the primary beneficiary under applicable accounting guidance. However, we deconsolidated this dealer in 2011 under new accounting guidance, which we adopted in Q1 2011. This deconsolidation had no effect on net income. See Note 3 and Note 19 for additional information.

Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method and cost method investments are reported in Other income (expense), net on the Consolidated Statements of Operations. See Note 11 for additional information.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified and corrected to conform to the current year presentation. The long-term portions of the accrued liabilities for product warranties and self-insured losses related to workers’ compensation of $7.1 and $14.0, respectively, as of February 26, 2010, previously classified as current liabilities on the Consolidated Balance Sheets, have been reclassified to long-term liabilities. The non-current portions of deferred income taxes related to these liabilities of $8.1 have also been reclassified from current to non-current deferred income taxes on the Consolidated Balance Sheets. We did not amend our 2010 Form 10-K or any other prior period filing, as the corrections of these amounts were not considered material to the Consolidated Balance Sheets and they had no impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows for any of the periods presented.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions we may undertake in the future, actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency

For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Operations accounts at average exchange rates for the period.

Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany working capital loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net.

Cash and Cash Equivalents

Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets.

Allowances for Credit Losses

Allowances for credit losses related to accounts receivable and notes receivable are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We consider an accounts receivable or notes receivable balance past due when payment is not received within the stated terms. We review accounts that may have higher credit risk using information available about the customer or dealer, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the economic environment and information gathered through our network of field-based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific concerns and estimate an additional amount for the remainder of trade balances based on historical trends and other factors previously referenced. Receivable balances are written off when we determine the balance is uncollectible. Subsequent recoveries, if any, are credited to bad debt expense when received.

Concentrations of Credit Risk

Our trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets such as property, plant and equipment are tested for impairment when conditions indicate that the carrying value may not be recoverable. We evaluate several conditions, including, but not limited to, the following: a significant decrease in the market price of an asset or an asset group; a significant adverse change in the extent or manner in which a long-lived asset is being used, including an extended period of idleness; and a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We review the carrying value of our long-lived assets held and used using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

When assets are classified as “held for sale,” losses are recorded for the difference between the carrying amount of the property, plant and equipment and the estimated fair value less estimated selling costs. Property, plant and equipment are considered “held for sale” when it is expected that the asset is going to be sold within twelve months. See Note 8 for additional information.

Operating Leases

Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent. Rent expense under operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable. See Note 17 for additional information.

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tested at the reporting unit level. We evaluate goodwill and intangible assets using six reporting units where goodwill is recorded—specifically North America; Europe and Asia Pacific within the International segment; and Coalesse, Designtex and PolyVision within the Other category. See Note 10 for additional information.

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

Contingencies

Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies are expensed as incurred. We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are party to any lawsuit or proceeding that is likely to have a material adverse impact on the consolidated financial statements.

Self-Insurance

We are self-insured for certain losses relating to domestic workers’ compensation, product liability, and employee medical, dental, and short-term disability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Our total reserve for estimated domestic workers’ compensation claim costs incurred as of February 25, 2011 and February 26, 2010 was $16.8 and $20.0, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of February 25, 2011 and February 26, 2010 was $5.2 and $6.0, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated domestic workers’ compensation claim costs by $3.7. The change in estimate was mainly due to the continuation of favorable trends in past experience.

Our reserve for estimated product liability claim costs incurred as of February 25, 2011 and February 26, 2010 was $5.3 and $7.1, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated product liability claim costs by $3.0. The change in estimate was due to the continuation of favorable trends in past experience.

The estimate for employee medical, dental, and short-term disability claims incurred as of February 25, 2011 and February 26, 2010 was $4.1 and $2.8, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

We offer warranties ranging from 8 years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

	Year Ended
Roll-Forward of Accrued	February 25,	February 26,	February 27,
Liability for Product Warranties	2011	2010	2009
Balance as of beginning of period	$22.1	$19.2	$21.6
Accruals related to product warranties, recalls and retrofits	17.5	16.8	16.9
Adjustments related to changes in estimates	6.0	—	—
Reductions for settlements	(14.3)	(13.9)	(19.3)

Balance as of end of period	$31.3	$22.1	$19.2

In Q2 2011, we increased the estimate of our general reserve for warranty claims by $6.0. The increase in our general warranty reserve was linked to implementation of new software supporting our claims management processes, which allowed us to more deeply understand our historical experience as a foundation for estimating future claims. In addition, during Q2 2011, we recorded a specific product warranty charge of $4.7 for estimated expenses related to a retrofit project. Our reserve for estimated settlements expected to be paid beyond one year as of February 25, 2011 and February 26, 2010 was $14.0 and $7.1, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

Pension and Other Post-Retirement Benefits

We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service cost, experience gains/losses or transition obligation is reported as a component of Accumulated Other Comprehensive Income (Loss), net of tax, in shareholders’ equity. See Note 5 and Note 13 for additional information.

Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets was $2.2 as of February 27, 2011 and $3.6 as of February 26, 2010. Our undiscounted liabilities were $3.4 as of February 25, 2011 and $5.0 as of February 26, 2010. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

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

Research and Development Expenses

Research and development expenses, which are expensed as incurred, were $32.0 for 2011, $33.0 for 2010 and $50.0 for 2009. We invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. These deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the temporary differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits from uncertain tax positions recognized are reflected at the amounts most likely to be sustained on examination. See Note 15 for additional information.

Stock-Based Compensation

Our stock-based compensation consists of restricted stock, restricted stock units, performance shares and performance units. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.

Restricted stock, restricted stock units, performance shares and performance units are credited to equity as they are expensed over the requisite service periods based on the grant-date fair value of the shares expected to be issued. See Note 16 for additional information.

Financial Instruments

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $546.8 and $300.8 as of February 25, 2011 and February 26, 2010, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $555 and $309 as of February 25, 2011 and February 26, 2010, respectively. See Note 6 and Note 12 for additional information.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts

A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative instruments. Foreign exchange forward contracts serve to mitigate the risk of translation of certain foreign denominated net income, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, pound sterling,

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian dollar and Mexican peso and have maturity dates less than one year. See Note 6 for additional information.

	February 25,	February 26,
Consolidated Balance Sheets	2011	2010
Other current assets	$0.5	$0.4
Accrued expenses	(4.0)	(1.1)

Total net fair value of derivative instruments (1)	$(3.5)	$(0.7)

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $147.4 as of February 25, 2011 and $160.6 as of February 26, 2010.

	Year Ended
	February 25,	February 26,	February 27,
Gain (Loss) Recognized in Consolidated Statements of Operations	2011	2010	2009
Cost of sales	$(0.8)	$(0.8)	$0.7
Operating expenses	0.1	—	—
Other income (expense), net	(1.8)	(3.3)	11.6

Total net gains (losses)	$(2.5)	$(4.1)	$12.3

3.	NEW ACCOUNTING STANDARDS

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

Variable Interest Entities

In Q2 2010, the FASB issued a new accounting statement which changed the consolidation guidance for VIEs. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the beneficiary (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted the new guidance in Q1 2011. Based on this statement, we deconsolidated a variable interest dealer in Q1 2011 which had no effect on net income. See Note 19 for additional information on the impact to our consolidated financial statements.

Financing Receivables

In Q2 2011, the FASB issued new guidance expanding disclosures about the credit quality of financing receivables and the allowance for credit losses. Financing receivables include loans and notes receivable, long-term trade accounts receivable and certain other contractual rights to receive money on demand or on fixed or determinable dates. Trade accounts receivable with contractual maturities of

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one year or less that arose from the sales of goods or services are excluded from the new guidance. The new guidance requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and the changes and reasons for those changes in the allowance for credit losses. We adopted the new guidance in Q4 2011, and it did not have a material impact on our consolidated financial statements.

4.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Basic earnings per share of participating securities is the same as basic earnings per share of common shares for all periods presented. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, diluted earnings per share does not reflect the effects of options, performance shares and certain performance units of 3.3 million for 2011, 3.7 million for 2010 and 4.2 million for 2009 because their effect would have been anti-dilutive.

	Year Ended
	February 25,	February 26,	February 27,
Earnings Per Share	2011	2010	2009
Net income (loss)	$20.4	$(13.6)	$(11.7)

Weighted-average shares outstanding for basic net earnings per share (in millions)	132.9	132.9	134.4
Effect of dilutive stock-based compensation (in millions)	—	—	—

Adjusted weighted-average shares outstanding for diluted net earnings per share (in millions)	132.9	132.9	134.4

Earnings per share of common stock:
Basic	$0.15	$(0.10)	$(0.09)

Diluted	$0.15	$(0.10)	$(0.09)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Before Tax	Tax (Expense)	Net of
Comprehensive income (loss)	Amount	Benefit	Tax Amount
2009
Net loss			$(11.7)
Other comprehensive loss
Foreign currency translation adjustments	$(40.9)	$—	(40.9)
Minimum pension liability	4.6	(3.0)	1.6
Derivative adjustments	(0.8)	0.2	(0.6)

	$(37.1)	$(2.8)	(39.9)

Total comprehensive loss			$(51.6)

2010
Net loss			$(13.6)
Other comprehensive income
Foreign currency translation adjustments	$18.9	$—	18.9
Minimum pension liability	(29.8)	16.7	(13.1)
Unrealized loss on investments, net	(1.9)	0.7	(1.2)

	$(12.8)	$17.4	4.6

Total comprehensive loss			$(9.0)

2011
Net income			$20.4
Other comprehensive income
Foreign currency translation adjustments	$5.6	$—	5.6
Minimum pension liability	15.9	(4.6)	11.3
Derivative adjustments	(0.6)	0.2	(0.4)
Unrealized gain on investments, net	3.2	(1.2)	2.0

	$24.1	$(5.6)	18.5

Total comprehensive income			$38.9

In Q3 2011, we amended our post-retirement benefit plan, which resulted in a pre-tax prior service credit in the minimum pension liability of $24.4. See Note 13 for additional information.

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of February 25, 2011, approximately 26% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss) consisted of the following:

	February 25,	February 26,
Accumulated Other Comprehensive Income (Loss)	2011	2010
Foreign currency translation adjustments	$(18.6)	$(24.2)
Minimum pension liability	19.8	8.5
Derivative adjustments	—	0.4
Unrealized loss on investments, net	(0.6)	(2.6)

Total accumulated other comprehensive income (loss)	$0.6	$(17.9)

Defined benefit and post-retirement pension plans as a component of Accumulated other comprehensive income (loss) are presented in the table below.

	Before Tax	Tax (Expense)	Net of
Minimum Pension Liability	Amount	Benefit	Tax Amount
Balance as of February 27, 2009	$36.8	$(15.2)	$21.6

Prior service (cost) credit from plan amendment arising during period	2.1	(1.1)	1.0
Amortization of prior service cost (credit) included in net periodic pension cost	(7.0)	3.9	(3.1)

Net prior service (cost) credit during period	(4.9)	2.8	(2.1)
Net actuarial gain (loss) arising during period	(25.1)	14.1	(11.0)
Amortization of net actuarial (gain) loss included in net periodic pension cost	0.8	(0.4)	0.4

Net actuarial gain (loss) during period	(24.3)	13.7	(10.6)
Foreign currency translation adjustments	(0.6)	0.2	(0.4)

Current period change	(29.8)	16.7	(13.1)

Balance as of February 26, 2010	$7.0	$1.5	$8.5

Prior service (cost) credit from plan amendment arising during period	23.8	(8.0)	15.8
Amortization of prior service cost (credit) included in net periodic pension cost	(8.1)	3.1	(5.0)

Net prior service (cost) credit during period	15.7	(4.9)	10.8
Net actuarial gain (loss) arising during period	(0.5)	0.6	0.1
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.2	(0.4)	0.8

Net actuarial gain (loss) during period	0.7	0.2	0.9
Foreign currency translation adjustments	(0.5)	0.1	(0.4)

Current period change	15.9	(4.6)	11.3

Balance as of February 25, 2011	$22.9	$(3.1)	$19.8

6.	FAIR VALUE

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

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 25, 2011 are summarized below:

	February 25, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$142.2	$—	$—	$142.2
U.S. agency debt securities	—	254.9	—	254.9
U.S. government debt securities	58.9	—	—	58.9
Corporate debt securities	—	36.0	—	36.0
Municipal debt securities	—	1.0	—	1.0
Other long-term investments	2.2	—	—	2.2
Auction rate securities	—	—	13.8	13.8
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2
Foreign exchange forward contracts	—	0.5	—	0.5

	$203.3	$292.4	$18.0	$513.7

Liabilities
Foreign exchange forward contracts	—	(4.0)	—	(4.0)

	$—	$(4.0)	$—	$(4.0)

	February 26, 2010
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$111.1	$—	$—	$111.1
U.S. agency debt securities	—	43.5	—	43.5
Corporate debt securities	—	12.8	—	12.8
U.S. government debt securities	5.6	—	—	5.6
Foreign debt securities	—	2.9	—	2.9
Other short-term investments	3.4	—	—	3.4
Auction rate securities	—	—	19.6	19.6
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
Other long-term investments	0.5	—	—	0.5
Foreign exchange forward contracts	—	0.4	—	0.4

	$120.6	$59.6	$23.4	$203.6

Liabilities
Foreign exchange forward contracts	—	(1.1)	—	(1.1)

	$—	$(1.1)	$—	$(1.1)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, we determined that certain securities previously presented in the Level 1 category should have been presented in the Level 2 category based on the observable inputs used to value the securities. We have reclassified and corrected U.S. agency debt securities, corporate debt securities and foreign debt securities from Level 1 to Level 2 in the 2010 table above. The reclassification had no impact on investment values reported in 2010 and had no effect on the 2010 consolidated financial statements.

Managed Investment Portfolio and Other Investments

Our managed investment portfolio consists of U.S. agency debt securities, U.S. government debt securities, corporate debt securities and municipal debt securities, and our investment manager operates under a mandate to keep the average duration of investments under two years. Our managed investment portfolio and other investments are considered available-for-sale. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

The cost basis for these investments was $353.2 and $68.3 as of February 25, 2011 and February 26, 2010, respectively, and the gross unrealized gains and losses were not material for each year. As of February 25, 2011, approximately 80% of the debt securities mature within one year, approximately 10% in two years and approximately 10% in three to five years.

Auction Rate Securities

As of February 25, 2011, we held auction rate securities (“ARS”) totaling $16.7 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined intervals every 7 to 28 days. The auctions failed in 2008 and are not being conducted at this time. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We will not be able to liquidate the related principal amounts until a buyer is found outside of the auction process, the issuer calls the security or the security matures according to contractual terms. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to liquidate these investments will have no impact on our ability to fund our ongoing operations.

During Q4 2011, three of the issuances held in our portfolio were redeemed at par aggregating $9.8 in proceeds. While there has been no payment default with respect to our remaining ARS, these investments are not widely traded and therefore do not currently have a readily-determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate paid as a result of the failed auctions. Our discounted cash flow analysis estimates future cash flows from our ARS over their anticipated workout period at discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $16.7 have been adjusted to an estimated fair value of $13.8 as of February 25, 2011.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Through 2011, we recorded other-than-temporary impairment losses and unrealized impairment losses of $2.2 and $0.7, respectively, on our ARS. Factors considered in determining whether a loss is other-than-temporary

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired as of 2011 were impaired due to general credit declines. Temporary impairments are recorded as unrealized losses in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase in the recovery period by one year would reduce the estimated fair value of our investment in ARS by approximately $0.1. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $1.0.

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

Canadian Asset-Backed Commercial Paper Restructuring Notes

As of February 25, 2011, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $5.0. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9.

The restructuring notes were issued under the court-approved restructuring entity, Master Asset Vehicle II, in 2009. We hold a class A-1 note, a class A-2 note, a class B note and a class C note. The class A-1 note is rated “A” by Dominion Bond Rating Service and equals 68% of the par value of the notes; the class A-2 note is rated “BBB” by Dominion Bond Rating Service and equals 17% of the par value. The class B and class C notes carry no rating, are subordinated to the class A notes and approximate 15% of the par value of the notes. There is not an active trading market for any of these notes, and they pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points. Due to historically low short-term interest rates, less than $0.1 of interest was received during 2011.

Data from the administrator of the restructuring committee indicates the class A-1 and class A-2 notes are expected to be retired at par in six to seven years and the class B and class C notes represent the estimated loss on the underlying pool of financial assets. We evaluated our investment for impairment as of February 25, 2011 using a discounted cash flow analysis. Our analysis concluded that no additional impairment was necessary.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 25, 2011 and February 26, 2010:

		Canadian
		Asset-Backed
	Auction Rate	Commercial
Roll-forward of Fair Value Using Level 3 Inputs	Securities	Paper
Balance as of February 28, 2009	$21.5	$3.3
Unrealized losses on investments	(1.7)	—
Other-than-temporary impairments	(0.2)	—
Currency translation adjustment	—	0.5

Balance as of February 26, 2010	$19.6	$3.8

Unrealized gains on investments	4.0	—
Sale of investments	(9.8)	—
Currency translation adjustment	—	0.4

Balance as of February 25, 2011	$13.8	$4.2

7.	INVENTORIES

	February 25,	February 26,
Inventories	2011	2010
Raw materials	$55.0	$45.8
Work in process	13.9	11.9
Finished goods	79.1	62.0

	148.0	119.7
LIFO reserve	(20.9)	(21.3)

	$127.1	$98.4

The portion of inventories determined by the LIFO method aggregated $45.5 as of February 25, 2011 and $39.0 as of February 26, 2010. The effect of LIFO liquidations on net income was not material in 2011. During 2010, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $4.0 decrease in the LIFO reserve, along with additional deflation impacts of $1.5 during the year.

8.	PROPERTY, PLANT AND EQUIPMENT

	Estimated
	Useful Lives	February 25,	February 26,
Property, Plant and Equipment	(Years)	2011	2010
Land	—	$40.5	$44.0
Buildings and improvements	10 – 40	507.6	560.8
Machinery and equipment	3 – 15	730.7	800.3
Furniture and fixtures	5 – 8	70.5	80.5
Leasehold improvements	3 – 10	60.3	83.3
Capitalized software	3 – 10	139.7	145.2
Construction in progress	—	24.6	11.5

		1,573.9	1,725.6
Accumulated depreciation		(1,228.1)	(1,309.9)

		$345.8	$415.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A majority of the net book value of property, plant and equipment relates to machinery and equipment of $123.6 and building and improvements of $118.5. Depreciation expense on property, plant and equipment was $61.2 for 2011, $69.4 for 2010 and $79.1 for 2009. The estimated cost to complete construction in progress as of February 25, 2011 was $37.4, including $19.8 related to the replacement of a corporate aircraft. The deposit, progress payments and capitalized interest related to the new aircraft total $12.3 and are included in construction in progress, within Property, plant and equipment, net on the Consolidated Balance Sheets. We expect to take delivery of the new aircraft and sell an existing aircraft in 2012. Interest costs capitalized in construction in progress amounted to $0.4 for 2011, $0.1 for 2010 and $1.4 for 2009.

Included in Other current assets on the Consolidated Balance Sheets as of February 25, 2011 is $17.6 of machinery and equipment that is classified as assets “held for sale” as we expect to sell the property in 2012. During Q4 2011, we recognized a $4.0 impairment of the carrying value of these assets based on the estimated fair value less costs to sell.

9.	COMPANY-OWNED LIFE INSURANCE

Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.

Our investments in whole life COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 25, 2011 aggregated approximately $168, with a related deferred tax asset of approximately $63. See Note 13 for additional information. We believe the investments in whole life COLI policies represent a stable source for these long-term benefit obligations. Consequently, we allocate COLI income related to our investments in whole life COLI policies between Cost of sales and Operating expenses on the Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund. This designation does not result in our investments in whole life COLI policies representing a committed funding source for employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

To more efficiently manage our balance sheet and liquidity position, in Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change, we adjusted the target asset allocation of the investments in variable life COLI policies to more heavily weight the portfolio to fixed income securities; and beginning in Q1 2011, net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to our investments in variable life COLI policies have been recorded in Investment income on the Consolidated Statements of Operations.

				Net Cash Surrender Value
	Ability to Choose		Target Asset Allocation	February 25,	February 26,
Type	Investments	Net Return	as of February 25, 2011	2011	2010
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$112.8	$109.3
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	80% Fixed Income; 20% Equity	110.3	100.3

				$223.1	$209.6

Following is a summary of the allocation of COLI income for 2009, 2010 and 2011:

	Whole Life	Variable Life	Total
COLI Income	Policies	Policies	Policies
2011
Cost of sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6

Operating income	5.8	—	5.8
Investment income	—	10.6	10.6

Income (loss) before income tax expense (benefit)	$5.8	$10.6	$16.4

2010
Cost of sales	$1.2	$19.3	$20.5
Operating expenses	4.4	13.8	18.2

Operating income	5.6	33.1	38.7
Investment income	—	—	—

Income (loss) before income tax expense (benefit)	$5.6	$33.1	$38.7

2009
Cost of sales	$0.5	$(23.2)	$(22.7)
Operating expenses	4.0	(17.9)	(13.9)

Operating income	4.5	(41.1)	(36.6)
Investment income	—	—	—

Income (loss) before income tax expense (benefit)	$4.5	$(41.1)	$(36.6)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill during the years ended February 25, 2011 and February 26, 2010, by reportable segment, is as follows:

	North
Goodwill	America	International	Other	Total
Goodwill	60.3	275.3	138.0	473.6
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 27, 2009	58.6	45.4	77.1	181.1
Transfers (1)	3.8	—	(3.8)	—
Dispositions and adjustments (2)	(1.4)	0.1	—	(1.3)
Currency translation adjustments	1.5	2.5	—	4.0

Goodwill	64.2	277.9	134.2	476.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 26, 2010	$62.5	$48.0	$73.3	$183.8
Dispositions and adjustments (3)	(5.4)	—	(6.0)	(11.4)
Currency translation adjustments	0.8	1.6	—	2.4

Goodwill	59.6	279.5	128.2	467.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

February 25, 2011	$57.9	$49.6	$67.3	$174.8

(1)	In 2010, the transfer of a portion of Coalesse’s healthcare business to the North America segment resulted in a goodwill reclassification of $3.8 between the Other category and the North America segment.

(2)	In 2010, we deconsolidated a variable interest dealer in our North America segment. See Note 19 for additional information.

(3)	In 2011, we deconsolidated a variable interest dealer in our North America segment and deconsolidated IDEO in the Other category as a result of the ownership transition. See Note 19 for additional information.

In 2011 and 2010, no goodwill impairment charges were recorded. During the second half of 2009, there was a substantial decline in the market price of our Class A Common Stock and thus our market capitalization. As part of our annual goodwill impairment test, we prepared a reconciliation of the fair value of our reporting units to the sum of our total market capitalization plus a 30% control premium as of February 27, 2009 (our “adjusted market capitalization”). The control premium represented an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. Our discounted cash flow analysis was based on the present value of projected cash flows of the reporting units plus a residual value. As part of our reconciliation to our adjusted market capitalization, we made adjustments to our estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of our reporting units. Through this reconciliation process, we determined the fair value of PolyVision was less than its carrying value, resulting in a Q4 2009 goodwill impairment charge of $52.1 in the Other category. In addition, during our annual impairment testing, we evaluated our investment in an unconsolidated dealer, which resulted in a Q4 2009 goodwill impairment charge of $1.7 in the North America segment.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 25, 2011 and February 26, 2010, our other intangible assets and related accumulated amortization consisted of the following:

	February 25,				February 26,
	2011				2010
	Weighted
	Average
	Useful Life		Accumulated			Accumulated
Other Intangible Assets	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	10.1	$24.7	$19.4	$5.3	$24.7	$18.2	$6.5
Trademarks	9.4	30.2	29.3	0.9	35.5	30.8	4.7
Non-compete agreements	4.7	2.3	2.1	0.2	1.2	0.9	0.3
Other	5.9	10.6	7.9	2.7	7.8	6.9	0.9

		67.8	58.7	9.1	69.2	56.8	12.4

Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6

		$80.4	$58.7	$21.7	$81.8	$56.8	$25.0

In 2011 and 2010, no intangible asset impairment charges were recorded. In 2009, as a result of our reduced market capitalization and our annual impairment testing, we recorded intangible asset impairment charges of $10.9 related to PolyVision, of which $7.1 related to intangible assets subject to amortization and $3.8 related to intangible assets not subject to amortization.

For 2011, we recorded amortization expense of $3.2 on intangible assets subject to amortization compared to $4.8 for 2010 and $8.2 for 2009. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2012	$2.9
2013	2.1
2014	1.7
2015	1.5
2016	0.8
Thereafter	0.1

$9.1

Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

11.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. Equity method investments were $39.2 and $17.6 as of February 25, 2011 and February 26, 2010, respectively. Cost method investments were $6.0 and $6.7 as of February 25, 2011 and February 26, 2010, respectively. Our investments in unconsolidated affiliates primarily consist of IDEO,

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dealer relationships and manufacturing joint ventures. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

	February 25, 2011		February 26, 2010
	Investment	Ownership	Investment	Ownership
Investments in Unconsolidated Affiliates	Balance	Interest	Balance	Interest
IDEO	$13.4	20%	$—	—
Dealer relationships:
Equity method investments	18.5	20%-40%	11.2	25%-40%
Cost method investments	5.8	less than 10%	5.8	less than 10%

Total dealer relationships	24.3		17.0
Manufacturing joint ventures:
Equity method investments	7.3	25%-49%	6.4	25%-49%
Other	0.2	various	0.9	various

Total investments in unconsolidated affiliates	$45.2		$24.3

Our equity in earnings of unconsolidated affiliates is summarized below:

	Year Ended
	February 25,	February 26,	February 27,
Equity in earnings of unconsolidated affiliates	2011	2010	2009
IDEO	$0.6	$—	$—
Dealer relationships	2.7	(0.5)	1.6
Manufacturing joint ventures	3.0	1.7	3.1

Total equity in earnings of unconsolidated affiliates	$6.3	$1.2	$4.7

IDEO

IDEO, LLC is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. We began our collaborative relationship with IDEO in 1996 to generate innovative solutions and customer experience insights, and we owned a controlling equity interest in IDEO from January 1996 to December 2010. On December 14, 2010, certain members of the management of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this ownership transition. As a result, we deconsolidated the operations of IDEO in Q4 2011 and began to record our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations. See Note 19 for additional information.

Dealer Relationships

We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network. Many of these dealer relationships begin with project financing, asset-based lending and term financing as result of the dealer facing financial difficulty or facing difficulty in transitioning to new ownership. We choose to make financial investments in these dealers to address

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these risks or continue our presence in a region as establishing new dealers in a market can take considerable time and resources.

Manufacturing Joint Ventures

We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. The manufacturing joint ventures primarily consist of Steelcase Jeraisy Company Limited, which is located in Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, accessories and related products for the region.

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

	February 25,	February 26,
Consolidated Balance Sheets	2011	2010
Total current assets	$132	$60
Total non-current assets	35	17

Total assets	$167	$77

Total current liabilities	78	31
Total long-term liabilities	40	5

Total liabilities	$118	$36

	Year Ended
	February 25,	February 26,	February 27,
Statements of Operations	2011	2010	2009
Revenue	$294	$149	$201
Gross profit	69	26	40
Income before income tax expense	24	2	12
Net income	21	1	11

Dividends received from our investments in unconsolidated affiliates were $2.4, $3.2 and $2.8 in 2011, 2010 and 2009, respectively. We had sales to our investments in unconsolidated affiliates of approximately $183, $140 and $163 in 2011, 2010 and 2009, respectively. Amounts due from our investments in unconsolidated affiliates were $20.1 and $7.2 as of February 25, 2011 and February 26, 2010, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range	Fiscal Year	February 25,	February 26,
Debt Obligations	as of February 25, 2011	Maturity Range	2011	2010
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.9	$—
Senior notes (2)	6.5%	2012	249.9	249.8
Revolving credit facilities (3)(5)	—	—	—	—
Notes payable (4)	LIBOR + 3.35%	2017	43.1	45.4
Capitalized lease obligations	6.0%-6.5%	2012-2015	0.5	1.0

			543.4	296.2

Foreign currency obligations:
Revolving credit facilities (5)	6.0%	2012	3.0	4.6
Note Payable	6.5%	2013	0.4	—

Total short-term borrowings and long-term debt			546.8	300.8
Short-term borrowings and current portion of long-term debt (6)			255.5	7.4

Long-term debt			$291.3	$293.4

(1)	During 2011, we issued $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were priced at 99.953% of par value. The bond discount of $0.1 and direct debt issue costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the discount, debt issuance costs and the deferred loss on interest rate locks related to the debt issuance. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We expect to use the net proceeds from the 2021 Notes, together with available cash on hand, to repay the outstanding $250 aggregate principal amount of our 6.5% senior notes due August 15, 2011. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. During 2011, amortization expense related to the discount and debt issuance costs on the 2021 Notes was immaterial.

(2)	During 2007, we issued $250 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and are being amortized over the life of the 2012 Notes. Although the coupon rate of the 2012 Notes is 6.5%, the effective interest rate is 6.3% after taking into account the impact of the discount and debt issuance costs, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2012 Notes at any time. The redemption price would equal the greater of (1) the full principal amount of the notes being redeemed, or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 25 basis points; plus, in both cases, accrued and unpaid interest.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, 2010 and 2009, we recorded amortization expense of $0.5 in each year related to the discount and debt issuance costs on the 2012 Notes.

(3)	We have a $125 global committed bank facility which was entered into in Q4 2010. As of February 25, 2011, there were no borrowings outstanding under the facility, and our availability was not limited. As of February 26, 2010, there were no borrowings outstanding under the facility, although our availability was limited to $85 as a result of covenant restraints and $15 utilized through an issued letter of credit in support of our self-insured workers’ compensation program. We had no draws against our standby letters of credit during 2010. As of February 25, 2011 and February 26, 2010, we were in compliance with all covenants under the facility.

In addition, we have a $15.5 committed revolving bank facility which is utilized primarily for standby letters of credit in support of our self-insured workers’ compensation program. As of February 25, 2011 and February 26, 2010 we had $14.5 and $3.0, respectively, in outstanding standby letters of credit against this facility. We had no draws against our standby letters of credit during 2011 or 2010.

(4)	During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(5)	We have agreements with certain financial institutions which provide for borrowings on unsecured uncommitted short-term credit facilities of up to $4.0 of U.S. dollar obligations and $39.8 of foreign currency obligations as of February 25, 2011. Interest rates are variable and determined by each agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions and may be changed or cancelled by the banks at any time. Borrowings on these facilities as of February 25, 2011 and February 26, 2010 were $3.0 and $4.6, respectively.

(6)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 6.5% and 5.1% as of February 25, 2011 and February 26, 2010, respectively.

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2012	$255.5
2013	2.8
2014	2.5
2015	2.4
2016 and after	283.6

$546.8

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

As of February 25, 2011, we were in compliance with all covenants under the facility.

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

	February 25,	February 26,
Employee Benefit Plan Obligations	2011	2010
Defined contribution retirement plans	$0.0	$1.3
Post-retirement medical benefits	110.5	131.8
Defined benefit pension plans	37.7	38.4
Deferred compensation plans and agreements	37.3	34.7

	185.5	206.2
Current portion	15.5	16.7

Long-term portion	$170.0	$189.5

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) pre-tax contributions, fund the Retirement Plan. All contributions are made to a trust which is held for the sole

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit of participants. Company contributions for this plan are discretionary and can be declared by the Compensation Committee of our Board of Directors any time during each fiscal year. In 2010 and 2011, there were no discretionary profit sharing contributions to the Retirement Plan, and we suspended our 401(k) matching contributions in Q1 2010. In Q3 2011, we reinstated our 401(k) matching contributions, and we expect to reinstate discretionary profit sharing contributions in 2012. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

Total expense under all defined contribution retirement plans was $3.4 for 2011, $1.7 for 2010 and $27.5 for 2009. We expect to fund approximately $14.1 related to our defined contribution plans in 2012, including funding related to our expectation to reinstate discretionary profit sharing contributions in 2012.

Post-Retirement Medical Benefits

We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. While we do not expect the timing of cash flows to match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.

In Q3 2011, we changed the cost sharing provisions of the post-retirement benefit plan that provides medical benefits to certain North American-based retirees and eligible dependents, which increased the required contributions for certain retirees. This amendment resulted in a decrease in the accumulated post-retirement projected benefit obligation of $24.4.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy, thereby creating the potential for benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law. As a result of this legislation, we are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of $11.4 during Q1 2011. See Note 15 for additional information. Aside from the tax status change of the Medicare Part D subsidy, the legislation did not have a material effect on our consolidated financial statements and we will continue to evaluate the impact it will have on our operating costs in the future.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans

Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. The funded status of our defined benefit pension plans is as follows:

	February 25, 2011			February 26, 2010
	Qualified Plans		Non-qualified	Qualified Plans		Non-qualified
			Supplemental			Supplemental
Defined Benefit Pension Plan Obligations	Domestic	Foreign	Retirement Plans	Domestic	Foreign	Retirement Plans
Plan assets	$8.7	$41.5	$—	$8.4	$36.3	$—
Projected benefit plan obligations	8.9	49.9	28.5	8.5	48.4	26.1

Funded status	$(0.2)	$(8.4)	$(28.5)	$(0.1)	$(12.1)	$(26.1)

Long-term asset	$0.2	$0.4	$—	$0.1	$—	$—
Current liability	—	(0.1)	(2.5)	—	—	(2.4)
Long-term liability	(0.4)	(8.7)	(26.0)	(0.2)	(12.1)	(23.7)

Total benefit plan obligations	$(0.2)	$(8.4)	$(28.5)	$(0.1)	$(12.1)	$(26.1)

Accumulated benefit obligation	$8.9	$46.6	$26.8	$8.5	$45.7	$24.5

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-retirement Plans

The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit		Post-Retirement
	Pension Plans		Plans
	February 25,	February 26,	February 25,	February 26,
Changes in Benefit Obligations, Assets and Funded Status	2011	2010	2011	2010
Change in benefit obligations:
Benefit plan obligations, beginning of year	$83.0	$66.1	$131.8	$117.7
Service cost	2.0	1.4	1.2	0.9
Interest cost	4.3	4.6	7.1	8.8
Amendments	0.8	—	(24.4)	(2.1)
Net actuarial loss (gain)	1.0	13.2	2.1	18.1
Plan participants’ contributions	—	—	5.8	6.3
Special termination benefits	—	—	0.1	—
Medicare subsidies received	—	—	1.3	1.0
Currency changes	2.4	3.9	0.4	0.6
Adjustment due to plan curtailment	(1.1)	(0.8)	—	—
Adjustment due to plan settlement	—	(0.3)	—	—
Benefits paid	(5.1)	(5.1)	(14.9)	(19.5)

Benefit plan obligations, end of year	87.3	83.0	110.5	131.8

Change in plan assets:
Fair value of plan assets, beginning of year	44.7	35.7	—	—
Actual return on plan assets	5.4	8.7	—	—
Employer contributions	3.2	2.5	7.8	12.2
Plan participants’ contributions	—	—	5.8	6.3
Estimated Medicare subsidies received	—	—	1.3	1.0
Currency changes	2.0	2.9	—	—
Benefits paid	(5.1)	(5.1)	(14.9)	(19.5)

Fair value of plan assets, end of year	50.2	44.7	—	—

Funded status	$(37.1)	$(38.3)	$(110.5)	$(131.8)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$0.6	$0.1	$—	$—
Current liability	(2.6)	(2.4)	(8.8)	(9.5)
Long-term liability	(35.1)	(36.0)	(101.7)	(122.3)

Net amount recognized	$(37.1)	$(38.3)	$(110.5)	$(131.8)

Amounts recognized in accumulated other comprehensive income (loss)—pretax:
Actuarial loss (gain)	$11.8	$14.1	$10.0	$7.9
Prior service cost (credit)	0.9	0.3	(45.6)	(29.3)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$12.7	$14.4	$(35.6)	$(21.4)

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.5		$0.8
Prior service cost (credit)	0.1		(12.3)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$0.6		$(11.5)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 25,	February 26,	February 27,	February 25,	February 26,	February 27,
Assumptions	2011	2010	2009	2011	2010	2009
Components of expense:
Service cost	$2.0	$1.4	$1.9	$1.2	$0.8	$0.9
Interest cost	4.3	4.6	4.8	7.1	8.8	8.2
Amortization of net loss (gain)	0.9	0.8	0.4	0.1	—	(0.1)
Amortization of prior year service cost (credit)	0.1	—	0.6	(8.1)	(7.0)	(7.0)
Expected return on plan assets	(2.8)	(2.3)	(3.4)	—	—	—
Adjustment due to plan curtailment	(0.9)	(0.8)	—	(0.1)	—	(0.6)
Adjustment due to plan settlement	0.1	(0.4)	—	—	—	—
Adjustment due to special termination benefits	—	—	—	0.1	—	—

Net expense	$3.7	$3.3	$4.3	$0.3	$2.6	$1.4

Expense recognized in beginning retained earnings (change in measurement date)	—	—	—	—	—	—

Net expense recognized in consolidated statements of operations	$3.7	$3.3	$4.3	$0.3	$2.6	$1.4

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-retirement Plans
Components of	Year Ended			Year Ended
Expense and
Weighted-Average	February 25,	February 26,	February 27,	February 25,	February 26,	February 27,
Assumptions	2011	2010	2009	2011	2010	2009
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net loss (gain)	$(1.6)	$7.0	$3.0	$2.1	$18.1	$(12.9)
Prior service cost (credit)	0.8	—	0.6	(24.4)	(2.1)	—
Amortization of gain (loss)	(1.1)	(0.8)	(0.6)	(0.1)	—	0.1
Amortization of prior year service credit (cost)	(0.1)	—	(0.6)	8.2	7.0	7.4
Prior service cost recognized as a part of curtailment/ settlement	(0.2)	—	—	—	—	—

Total recognized in other comprehensive income (loss)	(2.2)	6.2	2.4	(14.2)	23.0	(5.4)

Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$1.5	$9.5	$6.7	$(13.9)	$25.6	$(4.0)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.10%	5.30%	6.90%	5.34%	5.88%	7.50%
Rate of salary progression	3.00%	3.10%	3.50%	—	—	—
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.30%	7.30%	6.10%	5.57%	7.51%	6.40%
Expected return on plan assets	4.90%	5.00%	4.90%	—	—	—
Rate of salary progression	3.00%	3.90%	3.80%	—	—	4.50%

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each year. In evaluating the expected return on plan assets, we considered the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.

The assumed healthcare cost trend was 8.58% for pre-age 65 retirees and 6.86% for post-age 65 retirees as of February 25, 2011, gradually declining to 4.50% after nine years. As of February 26, 2010, the assumed healthcare cost trend was 10.0% for pre-age 65 retirees and 6.0% for post-age 65 retirees, gradually declining to 4.5% after 10 years. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 25, 2011:

	One percentage	One percentage
Health Cost Trend Sensitivity	point increase	point decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	$2.3	$(2.0)

Plan Assets

The investments of the domestic plans are managed by third-party investment managers. The investment strategy for the domestic plans is to maximize returns while taking into consideration the investment horizon and expected volatility to ensure there are sufficient assets to pay benefits as they come due.

The investments of the foreign plans are managed by third-party investment managers. These investment managers follow local regulations; we are not actively involved in the investment strategies. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, assets classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 25, 2011 and February 26, 2010 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

	February 25, 2011		February 26, 2010
	Actual	Target	Actual	Target
Asset Category	Allocations	Allocations	Allocations	Allocations
Equity securities	63%	52%	43%	48%
Debt securities	24	32	40	33
Real estate	2	4	2	3
Other (1)	11	12	15	16

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 25, 2011, by asset category are as follows.

	February 25, 2011
Fair Value of Pension Plan Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Equity securities:
U.S. large-cap (1)	0.6	—	—	0.6
U.S. small-cap (1)	1.5	—	—	1.5
U.S. index (1)	0.4	—	—	0.4
International (1)	0.7	19.6	—	20.3
Fixed income securities:
Bond funds (1)	—	7.3	—	7.3
Other investments:
Group annuity contract (2)	—	—	2.5	2.5
Insurance products (1)	—	14.1	—	14.1
Guaranteed insurance contracts (3)	—	—	2.3	2.3
Property funds (1)	0.9	—	—	0.9

	$4.4	$41.0	$4.8	$50.2

	February 26, 2010
Fair Value of Pension Plan Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.6	$—	$—	$0.6
Equity securities:
U.S. large-cap (1)	0.9	—	—	0.9
U.S. small-cap (1)	0.9	—	—	0.9
U.S. index (1)	0.3	—	—	0.3
International (1)	6.7	4.0	—	10.7
Fixed income securities:
Bond funds (1)	—	12.2	—	12.2
Other investments:
Group annuity contract (2)	—	—	2.7	2.7
Insurance products (1)	—	12.3	—	12.3
Guaranteed insurance contracts (3)	—	—	3.3	3.3
Property funds (1)	0.8	—	—	0.8

	$10.2	$28.5	$6.0	$44.7

(1)	These investments are valued utilizing a market approach that includes various valuation techniques and sources such as the net asset value per share multiplied by the number of shares held as of the measurement date, broker quotes in active markets and reported trades.

(2)	Group annuity contracts are valued utilizing a discounted cash flow model. The term “cash flow” refers to the future principal and interest payments we expect to receive on a given asset in the general account. The model projects future cash flows separately for each investment period and each category of investment.

(3)	Guaranteed insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2011, we determined that certain securities previously presented in the Level 1 category should have been presented in the Level 2 category based on the observable inputs used to value the securities. We have reclassified and corrected bond funds from Level 1 to Level 2 in the 2010 table above. The reclassification had no impact on investment values reported in 2010 and had no effect on the 2010 consolidated financial statements.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the year ended February 25, 2011:

	Group	Guaranteed
	Annuity	Insurance
Roll-forward of Fair Value Using Level 3 Inputs	Contract	Contracts
Balance as of March 1, 2009	$2.7	$3.4
Unrealized return on plan assets, including changes in foreign exchange rates	0.2	0.8
Purchases, sales, and other, net	(0.2)	(0.9)

Balance as of February 27, 2010	$2.7	$3.3

Unrealized return on plan assets, including changes in foreign exchange rates	0.1	(0.1)
Purchases, sales, and other, net	(0.3)	(0.9)

Balance as of February 25, 2011	$2.5	$2.3

We expect to contribute approximately $4 to our pension plans and fund approximately $10 related to our post-retirement plans in 2012. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

	Post-retirement Plans
		Before
		Medicare Act	Medicare Act	After Medicare
Year Ending in February	Pension Plans	Subsidy	Subsidy	Act Subsidy
2012	$6.1	$10.5	$(1.5)	$9.0
2013	7.1	10.1	(1.7)	8.4
2014	5.6	9.2	(1.8)	7.4
2015	6.5	9.3	(2.0)	7.3
2016	6.2	9.5	(2.1)	7.4
2017-2021	30.7	51.7	(12.6)	39.1

Deferred Compensation Programs

We maintain four deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan, but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Under the fourth plan, our non-employee directors may elect to defer

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option selected by the participant.

These deferred compensation obligations are unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 9 for additional information.

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.1 for 2011, $5.1 for 2010 and ($0.5) for 2009. The deferred compensation benefit recorded in 2009 is due to the downturn in the financial markets which produced negative net returns to participants for the year and reduced our obligations beyond the compensation deferrals made during the year.

14.	CAPITAL STRUCTURE

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases and Conversions

During 2011, we repurchased 1.0 million shares of our Class A Common Stock for $10.8. During 2010, we repurchased 1.1 million shares of our Class A Common Stock for $4.6. During 2011 and 2010, 8.4 million and 3.0 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

15.	INCOME TAXES

Provision for Income Taxes

The provision for income taxes on income (loss) before income taxes consists of:

	Year Ended
	February 25,	February 26,	February 27,
Provision for Income Taxes—Expense (Benefit)	2011	2010	2009
Current income taxes:
Federal	$3.3	$(22.1)	$(1.7)
State and local	1.0	(2.1)	1.4
Foreign	15.4	6.6	10.9

	19.7	(17.6)	10.6

Deferred income taxes—temporary differences:
Federal	6.8	4.9	(10.2)
State and local	0.3	—	(1.0)
Foreign	(8.2)	(8.2)	(1.0)

	(1.1)	(3.3)	(12.2)

Deferred income taxes—other:
Healthcare reform legislation	11.4	—	—
Adjustments arising due to changes in tax rates	0.2	—	—
Valuation allowance adjustments	0.8	3.4	4.5

	12.4	3.4	4.5

Income tax expense (benefit)	$31.0	$(17.5)	$2.9

Income taxes were based on the following sources of income (loss) before income tax expense:

	Year Ended
	February 25,	February 26,	February 27,
Source of income (loss) Before Income Tax Expense	2011	2010	2009
Domestic	$39.7	$(2.5)	$(56.2)
Foreign	11.7	(28.6)	47.4

	$51.4	$(31.1)	$(8.8)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

	Year Ended
	February 25,	February 26,	February 27,
Income Tax Provision (Benefit) Reconciliation	2011	2010	2009
Tax expense at the U.S. federal statutory rate	$18.0	$(10.9)	$(3.1)
Healthcare reform (1)	11.4	—	—
COLI (income) loss (2)	(5.7)	(13.5)	12.8
Tax balance adjustment (3)	4.3	—	—
Foreign operations, less applicable foreign tax credit	3.5	(0.8)	(4.8)
Valuation allowance provisions and adjustments (4)	1.2	8.9	4.4
U.S. research tax credit	(1.7)	(0.8)	(2.9)
Medicare Part D benefits	—	(0.8)	(1.2)
Goodwill impairments	—	—	6.7
Tax reserve adjustments (5)	—	—	(7.7)
Other	—	0.4	(1.3)

Total income tax expense recognized	$31.0	$(17.5)	$2.9

(1)	In Q1 2011, the U.S. enacted significant healthcare reform legislation which effectively changed the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) for fiscal years beginning after December 31, 2012. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change during Q1 2011, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy.

(2)	The net returns in cash surrender value, normal insurance expenses and death benefit gains related to our investments in COLI policies are non-taxable.

(3)	The tax balance adjustment related to prior periods. Management has evaluated the relevant qualitative and quantitative factors related to these adjustments and concluded that had the adjustments been recorded in the appropriate period the impact individually and in the aggregate would not have been material to the current or previously reported financial information for any prior fiscal year.

(4)	Valuation allowances have been recognized when, based on available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances were adjusted to reflect current market conditions, changes in profitability expectations and implementation of certain tax planning strategies.

(5)	Tax reserves were adjusted in 2009 as a result of the completion of a multi-year audit in the U.S.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes

The significant components of deferred income taxes are as follows:

	February 25,	February 26,
Deferred Income Taxes	2011	2010
Deferred income tax assets:
Employee benefit plan obligations	$96.9	$120.3
Foreign and domestic net operating loss carryforwards	96.1	89.6
Reserves and accruals	33.9	31.8
Tax credit carryforwards	35.1	24.8
Other, net	7.0	11.4

Total deferred income tax assets	269.0	277.9
Valuation allowance	(34.9)	(38.2)

Net deferred income tax assets	234.1	239.7

Deferred income tax liabilities:
Property, plant and equipment	34.5	37.4
Intangible assets	14.0	13.0

Total deferred income tax liabilities	48.5	50.4

Net deferred income taxes	$185.6	$189.3

Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$58.0	$49.6
Deferred income tax assets—non-current	132.2	144.5
Deferred income tax liabilities—current	0.3	0.2
Deferred income tax liabilities—non-current	4.3	4.6

In general, it is our practice and intention to reinvest the earnings of our non U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which our foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs. As of February 25, 2011, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $237.2 of unremitted foreign income we considered permanently reinvested.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Taxes Payable or Refundable

Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

	February 25,	February 26,
Current Income Taxes	2011	2010
Other current assets:
Income taxes receivable	$3.9	$21.2

Accrued expenses—Income taxes payable:
Income taxes payable	3.8	1.7
Unrecognized tax benefits	—	—

	$3.8	$1.7

Net Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

	Net Operating Loss
	Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards
								Tax Credit
Year Ending February	Federal	State	International	Federal	State	International	Total	Carryforwards
2012	$—	$0.1	$4.0	$—	$—	$0.9	$0.9	$2.8
2013	—	0.1	1.6	—	—	0.4	0.4	—
2014	—	0.1	3.6	—	—	0.8	0.8	4.7
2015	—	4.0	2.2	—	0.3	0.6	0.9	1.3
2016-2031	5.0	174.0	3.5	1.7	11.1	0.9	13.7	20.0
No expiration	—	—	243.1	—	—	79.4	79.4	6.3

	$5.0	$178.3	$258.0	1.7	11.4	83.0	96.1	35.1

Valuation allowance				—	(0.8)	(31.8)	(32.6)	—

Net benefit				$1.7	$10.6	$51.2	$63.5	$35.1

Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $98.6 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

As of February 25, 2011, we have recorded a partial valuation allowance of $27.8 on certain net operating loss carryforwards of $76.6. These carryforward benefits relate to jurisdictions that allow indefinite carryforward periods and in which we have reported cumulative operating losses in the most recent three years. Our judgment regarding the utilization of these net operating losses is based on our conclusion that we have sufficient evidence that it is more likely than not that we will generate future taxable income in these jurisdictions. The key factors that we considered in our analysis included the impact of restructuring activities and tax planning strategies, as well as the impact of the cyclical nature of our business on future sales levels. Our judgment related to the realization of the deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.

We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were not material for 2011 and 2010.

As of February 25, 2011 and February 26, 2010, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

	February 25,	February 26,
Liability for Uncertain Tax Positions	2011	2010
Accrued expenses—income taxes payable	$—	$—
Other long-term liabilities	0.1	0.2

	$0.1	$0.2

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended
	February 25,	February 26,	February 27,
Unrecognized Tax Benefits	2011	2010	2009
Balance as of beginning of period	$0.2	$0.4	$12.5
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	—	0.1
Tax examination results 2004 through 2008	—	—	(12.1)
Lapse of statute of limitations	(0.1)	(0.2)	(0.1)

Balance as of end of period	$0.1	$0.2	$0.4

All of the amounts of unrecognized tax benefits reported would affect our effective tax rate. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

We have taken a tax position in a non U.S. jurisdiction that does not meet the more likely than not test required under the uncertain tax position accounting guidance. Accordingly, we have not recognized the benefit in our financial statements and have not recorded a tax liability related to this uncertain tax position. If we prevail on this tax position, our financial statements would reflect an increase in non-current deferred tax assets and a decrease in tax expense of $2.2.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	STOCK INCENTIVE PLAN

The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 11,218,065 and 12,454,945 shares remaining for future issuance under our Incentive Compensation Plan as of February 25, 2011 and February 26, 2010, respectively.

A variety of awards may be granted under the Incentive Compensation Plan including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of one, three or five years or at the time a participant becomes a qualified retiree. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Code or non-qualified stock options not so intended. The Board may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.

Awards currently outstanding under the Incentive Compensation Plan are as follows:

February 25,
Total Outstanding Awards	2011
Restricted stock	3,566
Restricted stock units	496,151
Performance units (1)	3,024,000
Stock options	3,149,080

Total outstanding awards	6,672,797

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

We have not granted any non-qualified stock option awards since 2003. All options granted had a 10-year term, and thus all outstanding stock options will expire by the end of 2013. Subsequent to 2003, we have used restricted stock, restricted stock units, performance shares and performance units as the primary share-based compensation awards, and the majority of the outstanding awards as of February 25, 2011 are held by our executive officers.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

Restricted shares of Class A Common Stock and restricted stock units (“RSUs”) have restrictions on transfer which lapse one, three or five years (depending on the terms of the individual grant) after the date of grant, at which time restricted shares are converted to, and RSUs are issued as, unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.

Restricted shares are expensed and recorded in Class A Common Stock on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

Total restricted stock and RSU expense and the associated tax benefit in 2011, 2010 and 2009 were as follows:

	Year Ended
	February 25,	February 26,	February 27,
Restricted Stock and RSUs	2011	2010	2009
Expense	$1.5	$1.3	$1.5
Tax benefit	0.5	0.5	0.6

Holders of restricted stock and RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.

The 2011 activity for restricted stock and RSUs is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares	Shares	Units	Total	per Share
Nonvested as of February 26, 2010	25,166	457,078	482,244	9.30
Granted	—	275,800	275,800	8.69
Vested	(21,600)	(231,227)	(252,827)	8.90
Forfeited	—	(5,500)	(5,500)	7.88

Nonvested as of February 25, 2011	3,566	496,151	499,717	7.71

There was $2.3 of remaining unrecognized compensation cost related to restricted stock and RSUs as of February 25, 2011. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock and RSUs vested was $2.3, $1.4 and $4.2 during 2011, 2010 and 2009, respectively.

	Year Ended
	February 25,	February 26,	February 27,
Grant Date Fair Value per Share	2011	2010	2009
Weighted-average grant date fair value per share of restricted shares and RSUs granted during 2011, 2010 and 2009	$8.69	$5.97	$14.03

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Shares and Performance Units

Performance shares and performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. The performance shares and performance units granted in 2011, 2010 and 2009 can be earned based on the achievement of certain total shareholder return (“TSR”) results. The 2009 awards can be earned 50% based on the absolute level of our TSR and 50% based on the performance of our TSR relative to a comparison group of companies (“relative TSR”). Based on the actual performance results, no shares were earned under the 2009 awards. The 2010 and 2011 awards can be earned based 100% on relative TSR, and a number of shares equal to 25% of the target level of each 2010 and 2011 award will be earned if the participant remains employed through the end of the performance period, or retires during the performance period, whether or not the minimum performance level is achieved. The minimum award will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination without cause prior to the vesting date. The remainder of the 2011 and 2010 awards will be forfeited if a participant leaves our company for reasons other than retirement, disability or death. The number of shares that may be earned can range from 25% to 200% of the target amount for the 2010 and 2011 awards. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance shares or units where the performance period has not been completed ranges from 390,500 to 3,024,000 shares as of February 25, 2011.

For performance units granted during 2011 and 2010, participants receive a cash dividend equivalent based on the underlying target award during the performance period equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows. For performance shares granted during 2009, a dividend equivalent is calculated on the basis of the actual number of shares earned at the end of the applicable performance period, equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. Based on the actual performance results, no dividend equivalents were paid under the 2009 awards.

After completion of the performance period, the number of performance shares or performance units earned will be issued as shares of Class A Common Stock. Performance shares and performance units are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. The fair value of the performance shares and performance units awarded during 2011, 2010 and 2009 were calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $7.1, $5.6 and $0.6 during 2011, 2010 and 2009, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2011 Awards	2010 Awards	2009 Awards
Three-year risk-free interest rate (1)	1.7%	1.3%	2.1%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	49.2%	41.3%	26.4%
Dividend yield (3)	N/M	N/M	5.3%
Weighted-average grant-date fair value per share	$9.14	$7.20	$4.15

(1)	Based on the U.S. government bond benchmark on the grant date.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

(3)	Represents the Company’s cash dividend yield over the expected term of the shares. The dividend yield for the 2011 and 2010 awards is not meaningful as the participants are paid dividend equivalents during the performance period.

The performance shares and performance units expense and associated tax benefit in 2011, 2010 and 2009 are as follows:

	Year Ended
	February 25,	February 26,	February 27,
Performance Shares and Performance Units	2011	2010	2009
Expense	$5.6	$3.9	$0.1
Tax benefit	2.1	1.5	—

The 2011 activity for performance shares and performance units is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Shares	Total	Fair Value per Share (3)
Nonvested as of February 26, 2010	1,766,000	3.54
Granted	1,558,000	4.57
Adjustments (1)	(300,000)	2.08

Nonvested as of February 25, 2011 (2)	3,024,000	4.22

(1)	Adjustments included a reduction of 300,000 shares because no shares vested at the end of the performance period for the 2009 awards.

(2)	Total nonvested shares include 390,500 shares, which represents the 25% portion of the awards granted in 2011 and 2010 which are not subject to performance conditions.

(3)	The fair value per share presented in this table has been adjusted to align with the presentation of the awards at maximum.

As of February 25, 2011, there was $3.9 of remaining unrecognized compensation cost related to nonvested performance shares and performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years. The total fair value of performance shares and performance units vested was $0, $0.1, and $0.5 during 2011, 2010 and 2009, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Information relating to our stock options is as follows:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Option Price	Remaining	Intrinsic Value
Unexercised Options Outstanding	Shares	per Share	Contractual Term	(millions)
February 26, 2010	3,554,220	$13.49
Options exercised	—	—
Options forfeited and expired	(405,140)	10.25

February 25, 2011	3,149,080	13.91	0.8	—

The exercise price per share of options outstanding ranged from $9.73 to $16.03 as of February 25, 2011 and $9.46 to $16.03 as of February 26, 2010. All unexercised options outstanding as of February 25, 2011 were exercisable.

Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

	Year Ended
	February 25,	February 26,	February 27,
Intrinsic Value	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—

Unrestricted Share Grants

Under the Incentive Compensation Plan, unrestricted shares may be issued to members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. We granted a total of 41,720, 44,346 and 29,534 unrestricted shares at a weighted average grant date fair value per share of $7.73, $5.44 and $9.52 during 2011, 2010 and 2009, respectively.

17.	COMMITMENTS AND GUARANTEES

Commitments

We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2021. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. In Q3 2011, we completed the sale and leaseback of a facility in Malaysia, which generated $13.0 of cash and resulted in a $3.2 pre-tax gain. We deferred the entire amount of this gain over the six-year lease term associated with the space we are leasing back. In Q4 2011, we completed the sale and leaseback of a facility in Canada, which generated $24.7 of cash and resulted in a $15.9 pre-tax gain. We recognized $10.6 of this gain as a restructuring item in Q4 2011 and deferred the remaining gain over the five-year lease term associated with the space we are leasing back. Total deferred gains, including the facilities in Malaysia and Canada, are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $20.8 as of February 25, 2011 and $15.4 as of February 26, 2010.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases are as follows:

	Minimum annual	Minimum annual	Minimum annual
Year Ending in February	rental commitments	sublease rental income	rental commitments, net
2012	$47.0	$(5.9)	$41.1
2013	38.4	(4.8)	33.6
2014	31.1	(3.8)	27.3
2015	22.7	(3.6)	19.1
2016	20.0	(3.6)	16.4
Thereafter	35.4	(9.7)	25.7

	$194.6	$(31.4)	$163.2

Rent expense under all operating leases, net of sublease rental income and excluding lease impairment charges recorded as restructuring costs, was $41.4 for 2011, $45.8 for 2010 and $44.6 for 2009. Sublease rental income was $5.0 for 2011, $6.8 for 2010 and $8.4 for 2009. Lease impairment charges recorded as restructuring costs were $1.2 for 2011, $1.2 for 2010 and $3.3 for 2009.

We have outstanding capital expenditure commitments of $37.4, with $19.8 related to the purchase of a new corporate aircraft intended to replace an existing aircraft.

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

	February 25,	February 26,
Guarantees and Performance Bonds	2011	2010
Performance bonds	$14.8	$23.9
Guarantees	1.8	1.8

	$16.6	$25.7

We are party to performance bonds for certain installation or construction activities of certain dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates typically around one year. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we had no reserves recorded related to our potential exposure as of February 25, 2011 and February 26, 2010.

We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to five years. We had no reserves recorded related to these guarantees as of February 25, 2011 and February 26, 2010.

We occasionally provide guarantees of the performance of certain of our dealers to third parties. These performance guarantees typically relate to dealer services such as delivery and installation of products. In the event a dealer cannot complete these services in a timely manner, we guarantee the

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completion of these activities. It is not possible to estimate the potential exposure under these types of guarantees because of the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement; however, we have never experienced a material loss as a result of such guarantees and do not believe any potential loss would be material.

18.	REPORTABLE SEGMENTS

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

The Other category includes the Coalesse Group, PolyVision and IDEO (through Q3 2011). The Coalesse Group is comprised of the Coalesse and Designtex brands. Coalesse is a premium furnishings brand that serves the markets of executive office, conference, lounge, teaming environments and residential live/work solutions. Designtex provides surface materials including textiles, wall coverings, shades, screens and surface imagings marketed primarily to architects and designers for use in business, residential, healthcare and hospitality applications. PolyVision designs and manufactures visual communications products, such as static and interactive electronic whiteboards for learning environments and office settings. IDEO is an innovation and design firm which generates innovative solutions and customer experience insights and serves a variety of organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. Effective the beginning of Q4 2011, majority ownership of IDEO was transferred to certain members of IDEO management. As a result, IDEO was deconsolidated in Q4 2011. See additional disclosure of the IDEO ownership transition in Note 19.

We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing assets associated with each segment.

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2011, 2010 and 2009 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Assets in Corporate consist primarily of unallocated cash and investment balances and COLI balances.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer represented more than 5% of our consolidated revenue in 2011, 2010 or 2009.

	North
Operating Segment Data	America	International	Other	Corporate	Consolidated
Fiscal 2011
Revenue	$1,322.2	$698.9	$416.0	$—	$2,437.1
Operating income (loss)	56.5	(13.9)	23.0	(14.1)	51.5
Total assets	624.3	452.5	168.7	751.0	1,996.5
Capital expenditures	27.6	12.4	4.6	1.4	46.0
Depreciation & amortization	36.4	19.9	7.7	0.4	64.4
Fiscal 2010
Revenue	$1,237.4	$641.6	$412.7	$—	$2,291.7
Operating income (loss)	56.4	(35.5)	(14.6)	(17.8)	(11.5)
Total assets	695.0	382.4	231.6	368.2	1,677.2
Capital expenditures	16.0	14.4	4.8	—	35.2
Depreciation & amortization	41.6	21.7	10.9	—	74.2
Fiscal 2009
Revenue	$1,740.0	$922.2	$521.5	$—	$3,183.7
Operating income (loss)	66.7	41.0	(79.3)	(27.4)	1.0
Total assets	712.6	410.3	226.8	400.3	1,750.0
Capital expenditures	58.6	16.5	7.9	—	83.0
Depreciation & amortization	49.0	25.3	13.0	—	87.3

We evaluate performance and allocate resources primarily based on operating income. The accounting policies of each of the reportable segments are the same as those described in Note 2. Corporate assets increased significantly in 2011 due to the investment of the net proceeds from the 2021 Notes. Revenue comparisons have been significantly impacted by divestitures, deconsolidations and ownership transitions along with currency translation effects. In addition, operating income (loss) has been significantly impacted by variable life COLI income, restructuring costs and impairment charges. See accompanying notes to the consolidated financial statements for additional information. In addition, see the Financial Summary in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reportable geographic information is as follows:

	Year Ended
	February 25,	February 26,	February 27,
Reportable Geographic Data	2011	2010	2009
Revenue:
United States	$1,518.5	$1,469.7	$2,000.6
Foreign locations	918.6	822.0	1,183.1

	$2,437.1	$2,291.7	$3,183.7

Long-lived Assets:
United States	$665.9	$683.3
Foreign locations	162.4	185.0

	$828.3	$868.3

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represents greater than 10% of our consolidated revenue or long-lived assets. In 2011, foreign revenues and long-lived assets represented approximately 38% and 20% of consolidated amounts, respectively. Our International business is spread across a number of geographic regions with Western Europe representing approximately 66% of International revenue in 2011.

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

	Year Ended
	February 25,	February 26,	February 27,
Product Category Data	2011	2010	2009
Systems and storage	$1,036.6	$944.1	$1,454.2
Seating	678.9	595.9	740.5
Other (1)	721.6	751.7	989.0

Total	$2,437.1	$2,291.7	$3,183.7

(1)	Other consists primarily of consolidated dealers, textiles and surface materials, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.	DIVESTITURES, DECONSOLIDATIONS AND OWNERSHIP TRANSITIONS

Divestitures

In Q2 2009, we sold Custom Cable Industries, Inc. (“Custom Cable”), a wholly-owned subsidiary in our North America segment. Total proceeds including limited seller financing were $17.7. In connection with the sale, we recorded a loss on disposal of $1.1 within Corporate in 2009.

For the year ended February 27, 2009, our Consolidated Statements of Operations included the following related to Custom Cable:

Year Ended
February 27,
Custom Cable Divestiture	2009
Revenue	$11.2
Gross profit	3.9
Operating income	1.8

Deconsolidations

In Q1 2011, based on the new accounting statement which changed the consolidation guidance for variable interest entities, we deconsolidated a variable interest dealer in our North America segment which had no effect on net income. In addition, we deconsolidated a variable interest dealer in our North America segment in Q3 2010 after it was purchased by an independent third party. The loss recognized upon deconsolidation was not material.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended February 26, 2010, our Consolidated Statements of Operations included the following related to the consolidation of these dealers:

Year Ended
February 26,
Dealer Deconsolidations	2010
Revenue	$62.7
Gross profit	22.0
Operating income	1.4

IDEO Ownership Transition

On December 14, 2010, certain members of the management of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this transition. This transaction generated $30 of cash and resulted in a Q4 2011 pre-tax gain of $13.2 within Corporate. In Q4 2011, we deconsolidated the operations of IDEO and recorded our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations.

For the year ended February 25, 2011, our Consolidated Statements of Operations included the following related to IDEO:

Year Ended
February 25,
IDEO	2011
Revenue	$103.4
Gross profit	47.1
Operating income (1)	11.8

(1)	Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

20.	RESTRUCTURING COSTS

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. The primary drivers of the changes included our continued improvements in manufacturing practices, combined with the need for manufacturing footprint optimization and further cost reductions. During 2011, we incurred $18.6 of restructuring costs with the majority relating to workforce reductions and some additional costs for manufacturing consolidation and production moves within the International segment. We expect to incur approximately $2 of additional restructuring costs in Q1 2012 as we complete the project.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We expect to move production within these facilities to other Steelcase locations in North America over the next 18 months. We estimate the cash restructuring costs associated with these actions will be approximately $45, with approximately $30 related to workforce

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reductions and approximately $15 related to costs associated with manufacturing consolidation and production moves. During 2011, we accrued $10.1 of restructuring costs related to this project mainly due to workforce reductions. The North America segment and Other category incurred costs of $9.0 and $1.1, respectively.

The remaining restructuring costs incurred in 2011 primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business, offset by a $10.6 gain recorded in North America related to the sale and partial leaseback of a facility in Canada.

During 2010, we completed a series of actions, announced in Q2 2010, to reduce our global workforce and consolidate manufacturing facilities. We incurred related costs associated with these actions of $31.2, mainly attributable to employee termination costs. The North America segment, International segment and Other category incurred costs of $8.1, $17.7 and $5.4, respectively.

During 2010, we completed a series of actions, announced in Q4 2009, to consolidate manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and expand our white-collar reinvention initiatives. Total related costs associated with these actions were $17.6, including $3.7 in 2010 and $13.9 in 2009, mainly attributable to employee termination costs. The North America segment, International segment and Other category incurred costs of $11.6, $2.1 and $3.9, respectively.

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

Restructuring costs are summarized in the following table:

	Year Ended
	February 25,	February 26,	February 27,
Restructuring Costs	2011	2010	2009
Cost of sales:
North America	$5.6	$7.0	$14.0
International	18.7	11.5	0.3
Other	1.5	3.5	9.6

	25.8	22.0	23.9

Operating expenses:
North America	0.8	3.4	8.4
International	2.3	6.6	1.7
Other	1.7	2.9	3.9

	4.8	12.9	14.0

	$30.6	$34.9	$37.9

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2011, 2010 and 2009.

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 29, 2008	2.5	2.6	5.1
Additions	29.4	8.5	37.9
Payments	(20.9)	(5.0)	(25.9)
Adjustments	0.5	(1.5)	(1.0)

Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions	23.5	11.4	34.9
Payments	(28.2)	(11.7)	(39.9)
Adjustments	—	(0.8)	(0.8)

Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3

Additions	38.3	(7.7)	30.6
Payments	(19.6)	(4.6)	(24.2)
Adjustments	0.2	10.1	10.3

Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0

The workforce reductions reserve balance as of February 25, 2011 primarily relates to the employee termination costs related to the Q1 and Q4 2011 announcements. The adjustments to the business exits and related costs in 2011 primarily relates to a $10.6 gain related to the sale and partial leaseback of a facility in Canada.

21.	UNAUDITED QUARTERLY RESULTS

	First	Second	Third	Fourth
Unaudited Quarterly Results	Quarter	Quarter	Quarter	Quarter	Total
2011
Revenue	$541.8	$599.8	$672.6	$622.9	$2,437.1
Gross profit	161.5	170.6	203.9	181.5	717.5
Operating income (loss)	(1.4)	6.5	26.8	19.6	51.5
Net income (loss)	(11.1)	2.8	18.3	10.4	20.4
Basic earnings (loss) per share	(0.08)	0.02	0.14	0.08	0.15
Diluted earnings (loss) per share	(0.08)	0.02	0.14	0.08	0.15

2010
Revenue	$545.6	$578.1	$616.1	$551.9	$2,291.7
Gross profit	155.5	165.0	177.5	151.8	649.8
Operating income (loss)	(5.2)	(1.0)	14.7	(20.0)	(11.5)
Net income (loss)	—	—	—	(13.6)	(13.6)
Basic earnings (loss) per share	—	—	—	(0.10)	(0.10)
Diluted earnings (loss) per share	—	—	—	(0.10)	(0.10)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9A.	Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 25, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 25, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Annual Report on Form 10-K. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2011 Proxy Statement under the captions “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:

The information required by Item 11 is contained in our 2011 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2011 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

Securities authorized for issuance under equity compensation plans as of February 25, 2011 are as follows:

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to		Weighted-average		plans
	be issued upon exercise		exercise price of		(excluding securities
	of outstanding options,		outstanding options,		reflected in the
Plan Category	warrants and rights		warrants and rights		second column)
Equity compensation plans approved by security holders	6,672,797	(1)	$13.91	(2)	11,218,065
Equity compensation plans not approved by security holders	—		n/a		—

Total	6,672,797		13.91		11,218,065

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance share and performance unit; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

(2)	The weighted average exercise price relates to stock options, and excludes performance shares, performance units and restricted stock units, as there is no exercise price associated with these awards.

All equity awards were granted under our Incentive Compensation Plan. See Note 16 to the consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2011 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services:

The information required by Item 14 is contained in our 2011 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:

(a)	Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended February 25, 2011, February 26, 2010 and February 27, 2009

•	Consolidated Balance Sheets as of February 25, 2011 and February 26, 2010

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 25, 2011, February 26, 2010 and February 27, 2009

•	Consolidated Statements of Cash Flows for the Years Ended February 25, 2011, February 26, 2010 and February 27, 2009

•	Notes to the Consolidated Financial Statements

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

Date: April 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James P. Hackett James P. Hackett	President and Chief Executive Officer, Director (Principal Executive Officer)	April 25, 2011

/s/ David C. Sylvester David C. Sylvester	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 25, 2011

/s/ Mark T. Mossing Mark T. Mossing	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 25, 2011

/s/ William P. Crawford William P. Crawford	Director	April 25, 2011

/s/ Connie K. Duckworth Connie K. Duckworth	Director	April 25, 2011

/s/ Earl D. Holton Earl D. Holton	Director	April 25, 2011

/s/ David W. Joos David W. Joos	Director	April 18, 2011

/s/ Elizabeth Valk Long Elizabeth Valk Long	Director	April 25, 2011

/s/ Robert C. Pew III Robert C. Pew III	Chair of the Board of Directors, Director	April 25, 2011

Signature	Title	Date
/s/ Cathy D. Ross Cathy D. Ross	Director	April 25, 2011

/s/ Peter M. Wege II Peter M. Wege II	Director	April 25, 2011

/s/ P. Craig Welch, Jr. P. Craig Welch, Jr.	Director	April 25, 2011

/s/ Kate Pew Wolters Kate Pew Wolters	Director	April 25, 2011

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
	February 25,	February 26,	February 27,
Allowance for Losses on Accounts Receivable	2011	2010	2009
Balance as of beginning of period	$20.6	$29.6	$21.8
Additions:
Charged to costs and expenses	7.8	4.9	12.5
Charged to other accounts	0.2	1.7	0.2
Deductions (1)	(5.0)	(16.6)	(5.6)
Other adjustments (2)	(0.5)	1.0	0.7

Balance as of end of period	$23.1	$20.6	$29.6

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily currency translation adjustments and deconsolidations.

	Year Ended
	February 25,	February 26,	February 27,
Valuation Allowance for Deferred Income Tax Assets	2011	2010	2009
Balance as of beginning of period	$38.2	$26.9	$29.1
Additions:
Charged to costs and expenses	1.2	8.9	4.4
Charged to other accounts	—	—	—
Deductions and expirations	(4.1)	(1.1)	(0.9)
Other adjustments (1)	(0.4)	3.5	(5.7)

Balance as of end of period	$34.9	$38.2	$26.9

(1)	Primarily currency translation adjustments.

S-1

Index of Exhibits

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of the Company (1)
3.2	Amended By-laws of Steelcase Inc., as amended March 27, 2004 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.5% Senior Notes Due 2011 (4)
4.3	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (5)
4.4	Form of Global Note representing the 6.375% Senior Notes due 2021 (6)
4.5	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes due 2021 (7)
10.1	Credit Agreement, dated as of December 16, 2009 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; Fifth Third Bank, as Documentation Agent; and certain other lenders (8)
10.2	Steelcase Inc. Restoration Retirement Plan (9)
10.3	Steelcase Inc. Deferred Compensation Plan (10)
10.4	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.5	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (12)
10.6	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (13)
10.7	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (14)
10.8	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (15)
10.9	Steelcase Inc. Executive Severance Plan (16)
10.10	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.11	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.12	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.13	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.14	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.15	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.16	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.17	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007 (24)
10.18	2008-1 Amendment to the Steelcase Inc. Management Incentive Plan (25)
10.19	2009-1 Amendment to the Steelcase Inc. Management Incentive Plan (26)
10.20	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010 (27)
10.21	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Board of Directors (28)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Executive Management Team (29)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in France (30)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United States (31)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United Kingdom (32)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY2006) (33)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2009) (34)

Exhibit
No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2006) (35)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Performance Shares Agreement (FY 2008) (36)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2006) (37)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2009) (38)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2010) (39)
10.33	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2006) (40)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2008) (41)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2011) (42)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2009) (43)
10.37	Summary of Steelcase Benefit Plan for Outside Directors (44)
10.38	Summary of Compensation for the Board of Directors for Steelcase Inc. (45)
10.39	Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (46)
10.40	Amendment dated June 28, 2004 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (47)
10.41	Amendment dated December 16, 2009 to Employment Agreement between Steelcase Inc. and James G. Mitchell dated January 20, 2003 (48)
10.42	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (49)
10.43	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (50)
10.44	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett (51)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of BDO Seidman, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (52)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (52)

(1)	Filed as the like numbered exhibit to the Company’s Registration Statement on Form S-1 (commission file number 333-41647), as filed with the Securities and Exchange Commission (“Commission”) on December 5, 1997, and incorporated herein by reference.

(2)	Filed as the like numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2004, as filed with the Commission on July 7, 2004 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(7)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(8)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on December 17, 2009 (commission file number 001-13873), and incorporated herein by reference.

(9)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(10)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(11)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.1 to Amendment 2 to the Company’s Registration Statement on Form S-1, as filed with the Commission on January 20, 1998 (commission file number 333-41647), and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998 (commission file number 001-13873), and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(16)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2009, as filed with the Commission on October 5, 2009 (commission file number 001-13873), and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2008, as filed with the Commission on July 9, 2008 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 30, 2010 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No. 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on May 25, 2005 (commission file number 001-13873), and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 31, 2009 (commission file number 001-13873), and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.02 to the Company’s Form 8-K, as filed with the Commission on March 22, 2005 (commission file number 001-13873), and incorporated herein by reference.

(41)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on May 4, 2007 (commission file number 001-13873), and incorporated herein by reference.

(42)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on March 31, 2010 (commission file number 001-13873), and incorporated herein by reference.

(43)	Filed as Exhibit No. 10.3 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(44)	Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

(45)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on April 30, 2009 (commission file number 001-13873), and incorporated herein by reference.

(46)	Filed as Exhibit No. 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(47)	Filed as Exhibit No. 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2004, as filed with the Commission on October 6, 2004 (commission file number 001-13873), and incorporated herein by reference.

(48)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(49)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(50)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(51)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 29, 2009, as filed with the Commission on July 1, 2009 (commission file number 001-13873), and incorporated herein by reference.

(52)	Filed as the like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002 (commission file number 001-13873), and incorporated herein by reference.