Form 10-Q
period 2011-05-27
STEELCASE INC
filed 2011-06-29
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2011
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

As of June 28, 2011, Steelcase Inc. had 87,062,524 shares of Class A Common Stock and 44,188,960 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2011

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	May 27,	May 28,
	2011	2010
Revenue	$639.4	$541.8
Cost of sales	446.3	378.8
Restructuring costs	10.0	1.5

Gross profit	183.1	161.5
Operating expenses	168.2	161.9
Restructuring costs	(0.1)	1.0

Operating income (loss)	15.0	(1.4)
Interest expense	(8.4)	(4.5)
Investment income	3.0	4.9
Other income, net	1.9	1.4

Income before income tax expense	11.5	0.4
Income tax expense	4.0	11.5

Net income (loss)	$7.5	$(11.1)

Earnings per share:
Basic	$0.06	$(0.08)

Diluted	$0.06	$(0.08)

Dividends declared and paid per common share	$0.06	$0.04

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	May 27,	February 25,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$82.2	$142.2
Short-term investments	316.6	350.8
Accounts receivable, net of allowances of $23.2 and $23.1	312.0	271.0
Inventories	129.3	127.1
Deferred income taxes	57.1	58.0
Other current assets	78.0	63.2

Total current assets	975.2	1,012.3

Property, plant and equipment, net of accumulated depreciation of $1,219.3 and $1,228.1	349.0	345.8
Company-owned life insurance	225.9	223.1
Deferred income taxes	138.7	132.2
Goodwill	178.3	174.8
Other intangible assets, net	20.9	21.7
Other assets	93.4	86.6

Total assets	$1,981.4	$1,996.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198.8	$195.0
Short-term borrowings and current portion of long-term debt	252.8	255.5
Accrued expenses:
Employee compensation	112.2	136.3
Employee benefit plan obligations	17.6	15.5
Other	153.3	134.5

Total current liabilities	734.7	736.8

Long-term liabilities:
Long-term debt less current maturities	290.7	291.3
Employee benefit plan obligations	167.0	170.0
Other long-term liabilities	74.7	80.0

Total long-term liabilities	532.4	541.3

Total liabilities	1,267.1	1,278.1

Shareholders’ equity:
Common Stock	37.1	48.5
Additional paid-in capital	26.6	20.2
Accumulated other comprehensive income	2.0	0.6
Retained earnings	648.6	649.1

Total shareholders’ equity	714.3	718.4

Total liabilities and shareholders’ equity	$1,981.4	$1,996.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	May 27,	May 28,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$7.5	$(11.1)
Depreciation and amortization	14.0	16.5
Changes in cash surrender value of company-owned life insurance	(2.8)	(5.0)
Changes in deferred income taxes	5.4	16.3
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable, inventories and accounts payable	(19.7)	(38.2)
Employee compensation	(30.1)	(14.1)
Other assets and liabilities	(18.1)	12.5
Other	5.1	4.0

Net cash used in operating activities	(38.7)	(19.1)

INVESTING ACTIVITIES
Capital expenditures	(18.1)	(9.1)
Purchases of investments	(5.6)	(1.5)
Liquidations of investments	39.2	1.0
Acquisition	(17.9)	—
Other	3.6	(0.2)

Net cash provided by (used in) investing activities	1.2	(9.8)

FINANCING ACTIVITIES
Dividends paid	(8.0)	(5.4)
Common stock repurchases	(11.5)	—
Other	(3.9)	(1.3)

Net cash used in financing activities	(23.4)	(6.7)

Effect of exchange rate changes on cash and cash equivalents	0.9	(1.1)

Net decrease in cash and cash equivalents	(60.0)	(36.7)
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$82.2	$74.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 25, 2011 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 25, 2011 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.

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

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 7 for additional information regarding our reportable segments.

2.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Basic earnings per share of participating securities is the same as basic earnings per share of common stock for all periods presented. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, for the three months ended May 27, 2011 and May 28, 2010, diluted earnings per share does not reflect the effect of options, performance shares and

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain performance units totaling 2.3 million and 4.4 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended
	May 27,	May 28,
Computation of Earnings per Share	2011	2010
Net income (loss)	$7.5	$(11.1)

Weighted-average shares outstanding for basic earnings per share (in millions)	131.8	132.9
Effect of dilutive stock-based compensation (in millions)	1.0	—

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	132.8	132.9

Earnings per share of common stock:
Basic	$0.06	$(0.08)

Diluted	$0.06	$(0.08)

Total common shares outstanding at period end (in millions)	131.3	133.0

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	May 27, 2011			May 28, 2010
	Before Tax	Tax	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income (loss)	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income (loss)			$7.5			$(11.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	$3.6	$—	3.6	$(15.5)	$—	(15.5)
Unrealized gain (loss) on investments, net	(0.2)	0.1	(0.1)	0.3	(0.1)	0.2
Minimum pension liability	(2.7)	0.7	(2.0)	(1.6)	0.5	(1.1)
Derivative adjustments	(0.1)	—	(0.1)	(0.1)	—	(0.1)

	$0.6	$0.8	1.4	$(16.9)	$0.4	(16.5)

Total comprehensive income (loss)			$8.9			$(27.6)

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of May 27, 2011, approximately 35% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

4.	FAIR VALUE

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our total debt is carried at cost and was $543.5 and $546.8 as of May 27, 2011 and February 25, 2011, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $558 and $555 as of May 27, 2011 and February 25, 2011, respectively.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	May 27, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$82.2	$—	$—	$82.2
U.S. agency debt securities	—	224.5	—	224.5
U.S. government debt securities	52.8	—	—	52.8
Corporate debt securities	—	38.1	—	38.1
Other investments	2.2	1.2	—	3.4
Auction rate securities	—	—	14.1	14.1
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2
Foreign exchange forward contracts	—	0.7	—	0.7

	$137.2	$264.5	$18.3	$420.0

Liabilities
Foreign exchange forward contracts	—	(8.7)	—	(8.7)

	$—	$(8.7)	$—	$(8.7)

	February 25, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$142.2	$—	$—	$142.2
U.S. agency debt securities	—	254.9	—	254.9
U.S. government debt securities	58.9	—	—	58.9
Corporate debt securities	—	36.0	—	36.0
Other investments	2.2	1.0	—	3.2
Auction rate securities	—	—	13.8	13.8
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2
Foreign exchange forward contracts	—	0.5	—	0.5

	$203.3	$292.4	$18.0	$513.7

Liabilities
Foreign exchange forward contracts	—	(4.0)	—	(4.0)

	$—	$(4.0)	$—	$(4.0)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 27, 2011:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 25, 2011	$13.8	$4.2
Unrealized gain (loss) on investments	0.3	—
Currency translation adjustment	—	—

Balance as of May 27, 2011	$14.1	$4.2

5.	INVENTORIES

	May 27,	February 25,
Inventories	2011	2011
Raw materials	$59.0	$55.0
Work-in-process	17.8	13.9
Finished goods	74.2	79.1

	151.0	148.0
LIFO reserve	(21.7)	(20.9)

	$129.3	$127.1

The portion of inventories determined by the LIFO method aggregated $51.6 as of May 27, 2011 and $45.5 as of February 25, 2011.

6.	STOCK INCENTIVE PLAN

Performance Units

In Q1 2012, we awarded a target of 485,845 performance units to our executive officers. These performance units are earned after a three-year performance period, from 2012 through 2014, based on our total shareholder return relative to a comparison group of companies. The number of units that may be earned can range from 0% to 200% of the target amount, therefore the maximum number of performance units that can be issued under the award is 971,690. For this award, a dividend equivalent is calculated based on the actual number of units earned at the end of the performance period, equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. The award will be forfeited if a participant leaves our company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion. If a change in control occurs at least six months following the award date, the target award will be deemed to be earned and a pro rata number of units will be vested and paid based upon the length of time within the performance period which has elapsed prior to the effective date of the change in control. The fair value of the performance

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units awarded was calculated on the grant date using the Monte Carlo simulation model with the following assumptions:

	2012 Awards	2011 Awards	2010 Awards
Three-year risk-free interest rate (1)	1.4%	1.7%	1.3%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	50.9%	49.2%	41.3%
Weighted-average grant-date fair value per unit	$16.09	$9.14	$7.20

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total performance units expense and associated tax benefit for all outstanding awards for the three months ended May 27, 2011 and May 28, 2010 are as follows:

	Three Months Ended
	May 27,	May 28,
Performance Units	2011	2010
Expense	$4.9	$3.4
Tax benefit	1.9	1.3

The performance units activity for the three months ended May 27, 2011 is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Units	Total	Fair Value per Unit (2)
Nonvested as of February 25, 2011	3,024,000	4.22
Granted	971,690	8.05

Nonvested as of May 27, 2011 (1)	3,995,690	5.15

(1)	Total nonvested units include 390,500 units, which represents the 25% portion of the awards granted in 2011 and 2010 which are not subject to performance conditions.

(2)	The fair value per unit presented in this table has been adjusted to align with the presentation of the awards at maximum.

As of May 27, 2011, there is $6.8 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

In Q1 2012, we awarded 260,155 restricted stock units (“RSUs”), of which 252,655 were to our executive officers. These RSUs have restrictions on transfer which lapse approximately three years after the date of grant awarded, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total restricted stock and RSUs expense and associated tax benefit for all outstanding awards for the three months ended May 27, 2011 and May 28, 2010 are as follows:

	Three Months Ended
	May 27,	May 28,
Restricted Stock and RSUs	2011	2010
Expense	$1.4	$0.3
Tax benefit	0.5	0.1

The restricted stock and RSUs activity for the three months ended May 27, 2011 is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares/Units	Shares	Units	Total	per Share/Unit
Nonvested as of February 25, 2011	3,566	496,151	499,717	7.71
Granted	—	260,155	260,155	10.91
Vested	(3,566)	(14,000)	(17,566)	12.26
Forfeited	—	(6,000)	(6,000)	8.68

Nonvested as of May 27, 2011	—	736,306	736,306	8.71

As of May 27, 2011, there is $3.7 of remaining unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.6 years.

	Three Months Ended
	May 27,	May 28,
Grant Date Fair Value per Share/Unit	2011	2010
Weighted-average grant date fair value per unit of RSUs granted during the three months ended May 27, 2011 and May 28, 2010	$10.91	$6.99

7.	REPORTABLE SEGMENTS

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. The organizational changes consisted of the realignment of the reporting structure for the Steelcase brand in North America, Latin America and the region of Europe, the Middle East and Africa (“EMEA”).

As a result of these changes, our reportable segments were realigned to reflect the organizational structure used by the Chief Executive Officer for making operating and investment decisions and assessing performance. Our reportable segments now consist of (1) the Americas segment, (2) the EMEA segment and (3) the Other category. Unallocated corporate expenses are reported as Corporate.

The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Turnstone, Details and Nurture by Steelcase brands. In addition, the Coalesse operating segment has been aggregated with the Americas.

The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

The Other category includes Asia Pacific, PolyVision and Designtex. IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

systems, storage and seating solutions. PolyVision designs and manufactures visual communication products, such as static and interactive electronic whiteboards which are sold into the primary and secondary education markets around the world. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force.

Revenue and operating income (loss) for the three months ended May 27, 2011 and May 28, 2010 and total assets as of May 27, 2011 and February 25, 2011 by segment are presented below:

	Three Months Ended
	May 27,	May 28,
Reportable Segment Statement of Operations Data	2011	2010
Revenue
Americas	$408.5	$332.2
EMEA	153.9	110.7
Other	77.0	98.9

	$639.4	$541.8

Operating income (loss)
Americas	$21.1	$11.3
EMEA	(0.1)	(7.7)
Other	2.6	1.2
Corporate	(8.6)	(6.2)

	$15.0	$(1.4)

	May 27,	February 25,
Reportable Segment Balance Sheet Data	2011	2011
Total assets
Americas	$737.2	$682.0
EMEA	355.8	351.5
Other	218.6	212.0
Corporate	669.8	751.0

	$1,981.4	$1,996.5

8.	IDEO OWNERSHIP TRANSITIONS AND DEALER ACQUISITION

IDEO Ownership Transition

On December 14, 2010, certain members of the management of IDEO purchased an additional 60% equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this transition. In Q4 2011, we deconsolidated the operations of IDEO and recorded our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income, net on the Condensed Consolidated Statements of Operations.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended February 25, 2011 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to IDEO:

	First	Second	Third
IDEO	Quarter	Quarter	Quarter	Total
2011
Revenue	$35.1	$35.2	$33.1	$103.4
Gross profit	16.9	14.6	15.6	47.1
Operating income (1)	4.8	3.3	3.7	11.8

(1)	Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

Dealer Acquisition

In Q1 2012, Office Environments of New England, LLC (“OENE”), a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $17.9. OENE and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. As a result of the preliminary purchase price allocation, we recorded goodwill of $2.3. The combined dealers are included in the Americas segment. We expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the formal valuation of intangible assets and working capital adjustments, but in any case, within one year after acquisition. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.

9.	RESTRUCTURING ACTIVITIES

In Q2 2012, we initiated a formal procedure of discussions with the work council in Morocco regarding the closure of our local manufacturing facility within our EMEA segment. We expect to move production to other Steelcase locations in EMEA over the next three months. In addition, PolyVision signed a letter of intent to transfer its remaining low margin whiteboard fabrication business in Europe to a third party, and the transaction is expected to close in Q2 2012. In conjunction with both these actions, we expect to incur approximately $10 of restructuring costs. The majority of the charges in EMEA will relate to workforce reductions and some additional non-cash costs for manufacturing consolidation while the charges at PolyVision are a result of a non-cash loss on sale. No restructuring costs were recorded for these projects in Q1 2012.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to continue through the first half of fiscal year 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. During Q1 2012 and Q4 2011, we accrued restructuring costs of $7.2 and $10.1, respectively. These costs primarily related to workforce reductions and were recorded within the Americas segment.

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. During Q1 2012, we incurred restructuring costs of $1.4. This project is now substantially complete, and total restructuring costs approximated $20. The majority of these costs related to workforce reductions and some additional costs for manufacturing consolidation and production moves within the EMEA segment. The remaining restructuring costs recorded in Q1 2012 were related to contingencies associated with a former plant in France, which was sold in Q4 2010.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended
	May 27,	May 28,
Restructuring Costs	2011	2010
Cost of sales
Americas	$7.3	$1.4
EMEA	2.7	(0.1)
Other	—	0.2

	10.0	1.5

Operating expenses
Americas	—	—
EMEA	—	0.2
Other	(0.1)	0.8

	(0.1)	1.0

	$9.9	$2.5

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 27, 2011:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0
Additions	7.8	2.1	9.9
Payments	(10.0)	(1.0)	(11.0)
Adjustments	0.5	(0.2)	0.3

Reserve balance as of May 27, 2011	$24.0	$2.2	$26.2

The workforce reductions reserve balance as of May 27, 2011 primarily relates to employee termination costs associated with the Q1 2011 and Q4 2011 announcements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2011. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.

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

The non-GAAP financial measures used are: (1) organic revenue growth, which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of the IDEO ownership transition and a recent dealer acquisition, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. Thus, our reportable segments now consist of (1) the Americas segment, (2) the EMEA segment and (3) the Other category. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 7 to the condensed consolidated financial statements and “Business Segment Review” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our reportable business segments.

	Three Months Ended
	May 27,		May 28,
Statements of Operations Data — Consolidated	2011		2010
Revenue	$639.4	100.0%	$541.8	100.0%
Cost of sales	446.3	69.8	378.8	69.9
Restructuring costs	10.0	1.6	1.5	0.3

Gross profit	183.1	28.6	161.5	29.8
Operating expenses	168.2	26.3	161.9	29.9
Restructuring costs	(0.1)	(0.0)	1.0	0.2

Operating income (loss)	15.0	2.3	(1.4)	(0.3)
Interest expense, investment income and other income (expense), net	(3.5)	(0.5)	1.8	0.4

Income before income tax expense	11.5	1.8	0.4	0.1
Income tax expense	4.0	0.6	11.5	2.1

Net income (loss)	$7.5	1.2%	$(11.1)	(2.0)%

Earnings per share:
Basic	$0.06		$(0.08)

Diluted	$0.06		$(0.08)

Organic Revenue Growth — Consolidated	Americas	EMEA	Other	Consolidated
Q1 2011 revenue	$332.2	$110.7	$98.9	$541.8
IDEO Ownership transition	—	—	(35.0)	(35.0)
Currency translation effects(1)	2.0	8.0	—	10.0

Q1 2011 revenue, adjusted	334.2	118.7	63.9	516.8
Q1 2012 revenue	408.5	153.9	77.0	639.4
Dealer acquisition	(5.0)	—	—	(5.0)

Q1 2012 revenue, adjusted	403.5	153.9	77.0	634.4

Organic revenue growth	$69.3	$35.2	$13.1	$117.6

Organic revenue growth %	21%	30%	21%	23%

(1)	Currency translation effects represent the estimated net effect of translating Q1 2011 foreign currency revenues using the average exchange rates during Q1 2012.

	Three Months Ended
	May 27,		May 28,
Adjusted Operating Income — Consolidated	2011		2010
Operating income (loss)	$15.0	2.3%	$(1.4)	(0.3)%
Add: Restructuring costs	9.9	1.6	2.5	0.5

Adjusted operating income	$24.9	3.9%	$1.1	0.2%

Overview

We experienced organic revenue growth across all of our segments in Q1 2012. The growth is generally consistent with or better than global trends in our industry. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions, even though white collar employment and new construction (traditional industry drivers) have been slow to regain momentum. While the broader economic recovery remains challenged by a variety of headwinds, many of our customers have deferred spending during a decade in which various forces have had exponential consequences on their work environments. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped us establish a strong foundation for revenue growth as our customers begin to increase spending.

We reported net income of $7.5 in Q1 2012 compared to a net loss of $11.1 in Q1 2011. The increase in net income was driven by higher operating income across all of our segments and lower income tax expense, offset by increased interest expense associated with the issuance of senior notes in Q4 2011. Income tax expense in the prior year included a charge of $11.4 from the recently enacted U.S. healthcare reform legislation specifically related to the Medicare Part D subsidy.

Revenue increased $97.6 or 18.0% in Q1 2012 compared to Q1 2011. The revenue comparison over prior year was negatively impacted by $35 from the IDEO ownership transition offset by $10 of favorable currency translation effects and $5 of sales related to a dealer acquired in May 2011. After adjusting for these impacts, organic revenue growth was $118 or 23% in Q1 2012. All segments posted organic revenue growth compared to Q1 2011.

Operating income grew to $15.0 in Q1 2012, compared to an operating loss of $1.4 in Q1 2011, which included $4.8 of operating income from IDEO, which has since been deconsolidated. Adjusted operating income of $24.9 increased $23.8 compared to Q1 2011, primarily due to operating leverage from organic revenue growth, offset in part by approximately $9 of higher commodity costs and the impact of deconsolidating IDEO.

Cost of sales decreased by 10 basis points to 69.8% of revenue in Q1 2012 compared to Q1 2011. Excluding the impact of deconsolidating IDEO, cost of sales decreased 130 basis points. Higher commodity costs were more than offset by higher absorption of fixed costs associated with the organic revenue growth in the quarter and benefits from previous restructuring activities.

Operating expenses increased $6.3 compared to the same period last year. Prior year operating expenses included $12.1 related to IDEO, which has since been deconsolidated. Aside from this item, the increase was primarily due to:

•	$11.3 of higher variable compensation (including expenses associated with our EVA-based bonus programs, executive stock-based compensation, and the Steelcase Inc. Retirement plan),

•	$3 due to currency translation effects, and

•	$1.1 of operating expenses related to a dealer acquired in Q1 2012.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
	May 27,	May 28,
Interest Expense, Investment Income and Other Income, Net	2011	2010
Interest expense	$(8.4)	$(4.5)
Investment income	3.0	4.9
Other income, net:
Equity in income of unconsolidated joint ventures	1.9	0.8
Miscellaneous, net	0.0	0.6

Total other income, net	1.9	1.4

Total interest expense, investment income and other income, net	$(3.5)	$1.8

Interest expense in Q1 2012 included $4 of expense associated with the February 2011 issuance of senior notes. Investment income decreased due to lower income from variable life company-owned life insurance policies.

Business Segment Review

See Note 7 to the condensed consolidated financial statements for additional information regarding our business segments.

Americas

The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Details and Nurture by Steelcase brands.

	Three Months Ended
	May 27,		May 28,
Statements of Operations Data — Americas	2011		2010
Revenue	$408.5	100.0%	$332.2	100.0%
Cost of sales	287.5	70.4	237.0	71.4
Restructuring costs	7.3	1.8	1.4	0.4

Gross profit	113.7	27.8	93.8	28.2
Operating expenses	92.6	22.7	82.5	24.8
Restructuring costs	—	—	—	—

Operating income	$21.1	5.1%	$11.3	3.4%

	Three Months Ended
	May 27,		May 28,
Adjusted Operating Income — Americas	2011		2010
Operating income	$21.1	5.1%	$11.3	3.4%
Add: Restructuring costs	7.3	1.8	1.4	0.4

Adjusted operating income	$28.4	6.9%	$12.7	3.8%

Current quarter operating income of $21.1 represents an increase of $9.8 compared to $11.3 of operating income in Q1 2011. Adjusted operating income increased $15.7 due to operating leverage from organic revenue growth, offset in part by $7 of higher commodity costs.

The Americas revenue represented 63.9% of consolidated revenue in Q1 2012. Revenue increased $76.3 or 23.0% in Q1 2012 compared to Q1 2011, representing organic revenue growth of 21% after adjusting for favorable currency translation effects of $2 and revenue of $5 from a dealer acquisition. Revenue growth is categorized as follows:

•	Vertical markets — Revenue growth rates were broad based across almost all vertical markets with notable strength in the information technology, technical professional, manufacturing and retail sectors. Healthcare, education and government (as a group) also increased in the quarter, despite weakness in state and local government.

•	Contract type — Continuing business (day-to-day sales to larger customers) and marketing program business (mostly sales to smaller customers) grew more significantly than project business.

•	Product categories — Revenue growth rates were strongest in the wood and technology product categories, as well as across the Details and Turnstone brands. Seating and furniture revenue growth rates approximated the overall average.

•	Geographies — Almost all geographies reported strong double-digit growth rates versus the prior year.

Cost of sales decreased to 70.4% of revenue in Q1 2012, a 100 basis point improvement compared to Q1 2011, which was largely driven by higher absorption of fixed costs associated with the organic revenue growth, partially offset by higher commodity costs.

Operating expenses increased by $10.1 in Q1 2012 compared to Q1 2011. The increase was driven by increased variable compensation costs and $1.1 of operating expenses related to a dealer acquired during the current quarter.

Restructuring costs of $7.3 incurred in Q1 2012 primarily related to workforce reductions associated with the North American manufacturing consolidation announced in Q4 2011.

EMEA

The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

	Three Months Ended
	May 27,		May 28,
Statements of Operations Data — EMEA	2011		2010
Revenue	$153.9	100.0%	$110.7	100.0%
Cost of sales	108.8	70.7	81.1	73.3
Restructuring costs	2.7	1.8	—	—

Gross profit	42.4	27.5	29.6	26.7
Operating expenses	42.5	27.6	37.1	33.5
Restructuring costs	—	—	0.2	0.2

Operating loss	$(0.1)	(0.1)%	$(7.7)	(7.0)%

	Three Months Ended
	May 27,		May 28,
Adjusted Operating Income (Loss) — EMEA	2011		2010
Operating loss	$(0.1)	(0.1)%	$(7.7)	(7.0)%
Add: Restructuring costs	2.7	1.8	0.2	0.2

Adjusted operating income (loss)	$2.6	1.7%	$(7.5)	(6.8)%

The current quarter operating loss of $0.1 represents an improvement of $7.6 compared to Q1 2011 operating loss of $7.7. Adjusted operating income improved $10.1, primarily driven by operating leverage from the organic revenue growth in the quarter and benefits from previous restructuring activities, offset in part by higher commodity costs and other operating costs.

EMEA revenue represented 24.1% of consolidated revenue in Q1 2012. Current quarter revenue increased $43.2 or 39.0% compared to Q1 2011. After adjusting for favorable currency translation effects of $8, organic revenue growth was $35 or 30%. All regions reported double digit organic revenue growth rates, except France which grew modestly.

Cost of sales decreased to 70.7% of revenue in Q1 2012, a 260 basis point improvement compared to Q1 2011. The improvement was mainly due to higher absorption of fixed costs associated with the organic revenue growth in the quarter and benefits from previous restructuring activities and other cost reduction efforts, offset in part by higher commodity costs.

Operating expenses increased by $5.4, primarily due to currency translation effects of $3.

Restructuring costs of $2.7 incurred in Q1 2012 primarily related to the completion of actions launched in prior periods. In early Q2 2012, we announced the planned closure of a manufacturing facility in Morocco. We expect to move production to other Steelcase locations within EMEA over the next three months. No restructuring costs were recorded for this project in Q1 2012.

Other

The Other category includes Asia Pacific, PolyVision and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. PolyVision designs and manufactures visual communication products, such as static and interactive electronic whiteboards which are sold into the primary and secondary education markets around the world. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force. IDEO was consolidated in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011.

	Three Months Ended
	May 27,		May 28,
Statements of Operations Data — Other	2011		2010
Revenue	$77.0	100.0%	$98.9	100.0%
Cost of sales	50.0	65.0	60.7	61.4
Restructuring costs	—	—	0.1	0.1

Gross profit	27.0	35.0	38.1	38.5
Operating expenses	24.5	31.8	36.1	36.5
Restructuring costs	(0.1)	(0.1)	0.8	0.8

Operating income	$2.6	3.3%	$1.2	1.2%

	Three Months Ended
	May 27,		May 28,
Adjusted Operating Income — Other	2011		2010
Operating income	$2.6	3.3%	$1.2	1.2%
Add: Restructuring costs	(0.1)	(0.1)	0.9	0.9

Adjusted operating income	$2.5	3.2%	$2.1	2.1%

Current quarter operating income of $2.6 represents an increase of $1.4 compared to Q1 2011 operating income of $1.2, which included $4.8 from IDEO, which has since been deconsolidated. Adjusted operating income improved by $0.4 in Q1 2012 compared to Q1 2011. Operating income increased despite the deconsolidation effect of the IDEO ownership transition, primarily due to operating leverage from the organic revenue growth in the quarter and benefits of previous restructuring activities.

Q1 2012 revenue decreased $21.9 or 22.1% compared to Q1 2011. Excluding the decrease in revenue of $35 due to the IDEO ownership transition, organic revenue growth was $13 or 21%, driven by strength in the Asia Pacific region.

Cost of sales as a percentage of revenue was 65.0% in Q1 2012 compared to 61.4% in Q1 2011. After adjusting for the deconsolidation of IDEO, costs of sales improved by 160 basis points, primarily due to higher absorption of fixed costs associated with the organic revenue growth in the quarter and benefits from previous restructuring activities.

Q1 2012 operating expenses were relatively consistent with the prior year quarter after excluding $12.1 of expenses from IDEO in the prior year.

Corporate

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

	Three Months Ended
	May 27,	May 28,
Statements of Operations Data — Corporate	2011	2010
Operating expenses	$8.6	$6.2

	Three Months Ended
	May 27,	May 28,
Adjusted Operating Loss — Corporate	2011	2010
Operating loss	$(8.6)	$(6.2)
Add: Restructuring costs	—	—

Adjusted operating loss	$(8.6)	$(6.2)

The increase in Corporate expenses primarily related to higher variable compensation expense in the current year.

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

	May 27,	February 25,
Primary Liquidity Sources	2011	2011
Cash and cash equivalents	$82.2	$142.2
Short-term investments	316.6	350.8
Variable life company-owned life insurance	112.0	110.3
Availability under credit facilities	172.6	165.7

Total liquidity	$683.4	$769.0

As of May 27, 2011, we held a total of $398.8 in cash and cash equivalents and short-term investments, including $246.9 from the net proceeds received in Q4 2011 from the issuance of unsecured unsubordinated senior notes, due in February 2021. The net proceeds were invested in short-term managed investment accounts and are expected to be used, together with available cash on hand, to repay the outstanding $250 aggregate principal amount of our 6.5% senior notes due August 15, 2011. There are no restrictions on the use or access of these assets.

Of our total cash and cash equivalents, approximately 40% was located in the U.S. and the remaining 60% was located outside of the U.S., primarily in Asia, France and Canada. The majority of our short-term investments are located in the U.S. and are maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value. We consider our investments in variable life COLI policies to be primarily a source of corporate liquidity, and our investments in whole life COLI policies represent an additional potential source of liquidity, as their designation to fund employee benefit plan obligations can be changed at any time. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations to us.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our statements of cash flows for the three months ended May 27, 2011 and May 28, 2010:

	Three Months Ended
	May 27,	May 28,
Cash Flow Data	2011	2010
Net cash provided by (used in):
Operating activities	$(38.7)	$(19.1)
Investing activities	1.2	(9.8)
Financing activities	(23.4)	(6.7)
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.1)

Net decrease in cash and cash equivalents	(60.0)	(36.7)
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$82.2	$74.4

Cash used in operating activities

	Three Months Ended
	May 27,	May 28,
Cash Flow Data — Operating Activities	2011	2010
Net income (loss)	$7.5	$(11.1)
Depreciation and amortization	14.0	16.5
Changes in cash surrender value of company-owned life insurance	(2.8)	(5.0)
Changes in deferred income taxes	5.4	16.3
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable, inventories and accounts payable	(19.7)	(38.2)
Employee compensation	(30.1)	(14.1)
Other assets and liabilities	(18.1)	12.5
Other	5.1	4.0

Net cash used in operating activities	$(38.7)	$(19.1)

Net cash used in operating activities increased in Q1 2012 primarily due to higher variable compensation payments, plus Q1 2011 included the receipt of a U.S. income tax refund of approximately $20.

Cash provided by (used in) investing activities

	Three Months Ended
	May 27,	May 28,
Cash Flow Data — Investing Activities	2011	2010
Capital expenditures	(18.1)	(9.1)
Purchases of investments	(5.6)	(1.5)
Liquidations of investments	39.2	1.0
Acquisition	(17.9)	—
Other	3.6	(0.2)

Net cash provided by (used in) investing activities	$1.2	$(9.8)

Capital expenditures in Q1 2012 were primarily related to investments in product development in the Americas and EMEA, spending on corporate facilities related to campus consolidation in the Americas and progress payments totaling $8.7 towards a replacement aircraft. In Q1 2012, Office Environments of New England LLC (“OENE”), a wholly-owned affiliate of Steelcase Inc., acquired substantially all of the assets of bkm Total Office (“BKM”) for cash consideration of approximately $17.9. See Note 8 to the condensed consolidated financial statements for additional information.

Cash used in financing activities

	Three Months Ended
	May 27,	May 28,
Cash Flow Data — Financing Activities	2011	2010
Dividends paid	(8.0)	(5.4)
Common stock repurchases	(11.5)	—
Other	(3.9)	(1.3)

Net cash used in financing activities	$(23.4)	$(6.7)

In Q1 2012 the primary use of cash in financing activities was the repurchase of common stock and the payment of our quarterly dividend.

We paid dividends of $0.06 per common share during the first quarter of 2012 and $0.04 per common share during each quarter of 2011. On June 22, 2011, our Board of Directors declared a dividend of $0.06 per common share to be paid in Q2 2012.

As of the end of Q1 2012, we had $189.4 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During Q1 2012, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q1 2012, no material change in our contractual obligations occurred.

Liquidity Facilities

Liquidity Facilities	May 27, 2011
Global committed bank facility	$125.0
Various uncommitted lines	47.9

Total credit lines available	172.9
Less: Borrowings outstanding	0.3

Available capacity	$172.6

Our $125 global committed, syndicated credit facility expires in Q4 2013. As of May 27, 2011, there were no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of May 27, 2011, we were in compliance with all covenants under the facility.

The various uncommitted lines may be changed or cancelled by the banks at any time. Outstanding borrowings on uncommitted facilities of $0.3 as of May 27, 2011 were primarily related to short-term liquidity management within our EMEA segment. In addition, we have a revolving letter of credit agreement for $15.5 of which $14.7 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of May 27, 2011. There were no draws on our standby letters of credit during Q1 2012 or 2011.

Total consolidated debt as of May 27, 2011 was $543.5. Our debt primarily consists of $250.0 in term notes due in Q2 2012 (“2012 Notes”) with an effective interest rate of 6.3% and $249.9 in term notes due in Q4 2021 (“2021 Notes”) with an effective interest rate of 6.6%. The 2012 Notes are classified as short-term in the Condensed Consolidated Balance Sheets as they are due within one year. The 2021 Notes were issued in Q4 2011, and the proceeds of the notes have been invested in short-term investments. It is our intention to use these funds and other available cash on hand to pay off the 2012 Notes when they come due. In addition, we have a $42.5 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, while the term loan is secured by our two corporate aircrafts. Neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.

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

We expect capital expenditures to total approximately $70 in 2012 compared to $46 in 2011. Capital expenditures in 2012 are expected to include progress payments associated with a replacement corporate aircraft totaling $20 and approximately $10 in spending on corporate facilities as a result of campus consolidation in Western Michigan. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. See Note 9 to the condensed consolidated financial statements for additional information.

In Q2 2012, we initiated a formal procedure of discussions with the work council in Morocco regarding the closure of our local manufacturing facility within our EMEA segment. We expect to move production to other Steelcase locations in EMEA over the next three months. In addition, PolyVision signed a letter of intent to transfer its remaining low margin whiteboard fabrication business in Europe to a third party, and the transaction is expected to close in Q2 2012. In conjunction with both these actions, we expect to incur approximately $10 of restructuring costs. The majority of the charges in EMEA will relate to workforce reductions and some additional non-cash costs for manufacturing consolidation while the charges at PolyVision are a result of a non-cash loss on sale. See Note 9 to the condensed consolidated financial statements for additional information.

On June 22, 2011, we announced a quarterly dividend on our common stock of $0.06 per share, or $7.9 to be paid in Q2 2012. Future dividends are subject to declaration by our Board of Directors.

Critical Accounting Estimates

During Q1 2012, there have been no changes in the items that we have identified as critical accounting estimates.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 27, 2011 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 25, 2011. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q1 2012, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q1 2012, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q1 2012, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 27, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 27, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q1 2012:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
2/26/11 — 4/1/11	1,276		$10.09	—	$200.9
4/2/11 — 4/29/11	934,761		11.40	934,761	190.2
4/30/11 — 5/27/11	69,434		11.45	65,239	189.4

Total	1,005,471	(2)		1,000,000

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	5,471 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: June 29, 2011

Exhibit Index

Exhibit
No.	Description
10.1	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2012)(1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 15, 2011 and incorporated herein by reference.