Form 10-Q
period 2011-08-26
STEELCASE INC
filed 2011-09-30
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2011
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

As of September 29, 2011, Steelcase Inc. had 87,594,019 shares of Class A Common Stock and 42,574,992 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2011

INDEX

		Page No.

PART I	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended August 26, 2011 and August 27, 2010	1
	Condensed Consolidated Balance Sheets as of August 26, 2011 and February 25, 2011	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 26, 2011 and August 27, 2010	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	Other Information	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	30
Signatures		31
Exhibit Index		32
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2011	2010	2011	2010
Revenue	$700.5	$599.8	$1,339.9	$1,141.6
Cost of sales	487.9	417.5	934.2	796.3
Restructuring costs	11.4	11.7	21.4	13.2

Gross profit	201.2	170.6	384.3	332.1
Operating expenses	174.9	162.8	343.1	324.7
Restructuring costs	0.9	1.3	0.8	2.3

Operating income	25.4	6.5	40.4	5.1
Interest expense	(7.6)	(4.6)	(16.0)	(9.1)
Investment income (loss)	(2.6)	2.1	0.3	6.8
Other income (expense), net	—	2.1	2.0	3.7

Income before income tax expense	15.2	6.1	26.7	6.5
Income tax expense	3.3	3.3	7.3	14.8

Net income (loss)	$11.9	$2.8	$19.4	$(8.3)

Earnings per share:
Basic	$0.09	$0.02	$0.15	$(0.06)

Diluted	$0.09	$0.02	$0.14	$(0.06)

Dividends declared and paid per common share	$0.06	$0.04	$0.12	$0.08

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	August 26,	February 25,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$104.4	$142.2
Short-term investments	51.5	350.8
Accounts receivable, net of allowances of $24.0 and $23.1	322.9	271.0
Inventories	137.5	127.1
Deferred income taxes	59.8	58.0
Other current assets	66.8	63.2

Total current assets	742.9	1,012.3

Property, plant and equipment, net of accumulated depreciation of $1,220.7 and $1,228.1	345.9	345.8
Company-owned life insurance	222.2	223.1
Deferred income taxes	136.8	132.2
Goodwill	178.8	174.8
Other intangible assets, net	20.1	21.7
Other assets	100.7	86.6

Total assets	$1,747.4	$1,996.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221.6	$195.0
Short-term borrowings and current maturities of long-term debt	2.6	255.5
Accrued expenses:
Employee compensation	120.3	136.3
Employee benefit obligations	19.6	15.5
Other	140.9	134.5

Total current liabilities	505.0	736.8

Long-term liabilities:
Long-term debt less current maturities	290.1	291.3
Employee benefit plan obligations	166.4	170.0
Other long-term liabilities	78.8	80.0

Total long-term liabilities	535.3	541.3

Total liabilities	1,040.3	1,278.1

Shareholders’ equity:
Common stock	25.6	48.5
Additional paid-in capital	28.2	20.2
Accumulated other comprehensive income	0.8	0.6
Retained earnings	652.5	649.1

Total shareholders’ equity	707.1	718.4

Total liabilities and shareholders’ equity	$1,747.4	$1,996.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	August 26,	August 27,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$19.4	$(8.3)
Depreciation and amortization	27.6	32.2
Changes in cash surrender value of company-owned life insurance	0.9	(7.6)
Changes in deferred income taxes	(2.9)	18.3
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable, inventories and accounts payable	(22.4)	(41.8)
Employee compensation liabilities	(19.7)	(5.5)
Other assets and liabilities	(14.9)	10.5
Other	8.9	12.7

Net cash provided by (used in) operating activities	(3.1)	10.5

INVESTING ACTIVITIES
Capital expenditures	(29.0)	(16.6)
Purchases of short-term investments	(158.2)	(2.6)
Liquidations of short-term investments	456.4	3.9
Acquisition, net of divestiture	(16.4)	—
Other	5.9	(9.7)

Net cash provided by (used in) investing activities	258.7	(25.0)

FINANCING ACTIVITIES
Repayments of long-term debt	(253.2)	(0.9)
Dividends paid	(16.0)	(10.8)
Common stock repurchases	(23.1)	—
Other	(1.2)	(0.2)

Net cash used in financing activities	(293.5)	(11.9)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.5)

Net decrease in cash and cash equivalents	(37.8)	(26.9)
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$104.4	$84.2

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

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 9 for additional information regarding our reportable segments.

2.	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011 (the first quarter of fiscal 2013 for the Company). However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 715-80, Compensation — Retirement Benefits — Multiemployer Plans. This amendment is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The amended provisions are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 (the first quarter of fiscal 2013 for the Company). Early adoption is permitted and retrospective application is required. This amendment impacts disclosures only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the first quarter of fiscal 2013 for the Company). Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, Fair Value Measurements and Disclosures. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. These provisions are effective for reporting periods beginning on or after December 15, 2011 (the first quarter of fiscal 2013 for the Company), applied prospectively. This amendment is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Basic earnings per share of participating securities is the same as basic earnings per share of common stock for all periods presented. However, participating securities impacted year-to-date 2012 diluted earnings per share by one cent. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, for both the three and six months ended August 26, 2011, diluted earnings per share does not reflect the effects of options totaling 2.3 million, because their effect would have been anti-dilutive. Similarly, for the three and six months ended August 27, 2010, diluted

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share does not reflect the effects of anti-dilutive options and certain performance units totaling 3.3 million and 3.8 million, respectively.

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Computation of Earnings per Share	2011	2010	2011	2010
Net income (loss)	$11.9	$2.8	$19.4	$(8.3)

Weighted-average common shares outstanding for basic earnings per share (in millions)	130.9	133.0	131.4	132.9
Effect of dilutive stock-based compensation (in millions)	0.4	—	0.4	—

Adjusted weighted-average shares outstanding for diluted earnings per share (in millions)	131.3	133.0	131.8	132.9

Earnings per share:
Basic	$0.09	$0.02	$0.15	$(0.06)

Diluted	$0.09	$0.02	$0.14	$(0.06)

Total common shares outstanding at period end (in millions)	130.2	133.0	130.2	133.0

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	August 26, 2011			August 27, 2010
	Before Tax	Tax (Expense)	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$11.9			$2.8
Other comprehensive income:
Foreign currency translation adjustments	$0.1	$—	0.1	$12.3	$—	12.3
Unrealized gain (loss) on investments, net	0.1	(0.1)	—	1.0	(0.4)	0.6
Minimum pension liability	(2.8)	1.5	(1.3)	(1.8)	1.8	—
Derivative adjustments	(0.1)	0.1	—	(0.1)	—	(0.1)

	$(2.7)	$1.5	(1.2)	$11.4	$1.4	12.8

Total comprehensive income			$10.7			$15.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended			Six Months Ended
	August 26, 2011			August 27, 2010
	Before Tax	Tax	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income (loss)	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income (loss)			$19.4			$(8.3)
Other comprehensive income:
Foreign currency translation adjustments	$3.7	$—	3.7	$(3.2)	$—	(3.2)
Unrealized gain (loss) on investments, net	(0.1)	—	(0.1)	1.3	(0.5)	0.8
Minimum pension liability	(5.5)	2.2	(3.3)	(3.5)	2.3	(1.2)
Derivative adjustments	(0.2)	0.1	(0.1)	(0.2)	0.1	(0.1)

	$(2.1)	$2.3	0.2	$(5.6)	$1.9	(3.7)

Total comprehensive income (loss)			$19.6			$(12.0)

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of August 26, 2011, approximately 31% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

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

Our total debt is carried at cost and was $292.7 and $546.8 as of August 26, 2011 and February 25, 2011, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $285 and $555 as of August 26, 2011 and February 25, 2011, respectively.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

	August 26, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$104.4	$—	$—	$104.4
Corporate debt securities	—	32.4	—	32.4
U.S. agency debt securities	—	16.2	—	16.2
Auction rate securities	—	—	13.4	13.4
U.S. government debt securities	1.5	—	—	1.5
Other investments	3.5	0.3	—	3.8
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
Foreign exchange forward contracts	—	0.7	—	0.7

	$109.4	$49.6	$17.5	$176.5

Liabilities
Foreign exchange forward contracts	$—	$(4.8)	$—	$(4.8)

	$—	$(4.8)	$—	$(4.8)

	February 25, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$142.2	$—	$—	$142.2
Corporate debt securities	—	36.0	—	36.0
U.S. agency debt securities	—	254.9	—	254.9
Auction rate securities	—	—	13.8	13.8
U.S. government debt securities	58.9	—	—	58.9
Other investments	2.2	1.0	—	3.2
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2
Foreign exchange forward contracts	—	0.5	—	0.5

	$203.3	$292.4	$18.0	$513.7

Liabilities
Foreign exchange forward contracts	$—	$(4.0)	$—	$(4.0)

	$—	$(4.0)	$—	$(4.0)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 26, 2011:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 25, 2011	$13.8	$4.2
Unrealized gain (loss) on investments	(0.2)	—
Other-than-temporary impairments	(0.2)	—
Currency translation adjustment	—	(0.1)

Balance as of August 26, 2011	$13.4	$4.1

The other-than-temporary impairments recognized on our auction rate securities during the six months ended August 26, 2011 were recognized in Investment income (loss) on the Condensed Consolidated Statement of Operations.

6.	INVENTORIES

	August 26,	February 25,
Inventories	2011	2011
Raw materials	$60.9	$55.0
Work-in-process	20.0	13.9
Finished goods	79.0	79.1

	159.9	148.0
LIFO reserve	(22.4)	(20.9)

	$137.5	$127.1

The portion of inventories determined by the LIFO method aggregated $55.8 as of August 26, 2011 and $45.5 as of February 25, 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range	Fiscal Year	August 26,	February 25,
Debt Obligations	as of August 26, 2011	Maturity Range	2011	2011
U.S. dollar obligations:
Senior notes due August 2011	6.5%	2012	$—	$249.9
Senior notes due February 2021	6.375%	2021	249.9	249.9
Revolving credit facilities	—	—	—	—
Notes payable	LIBOR + 3.35%	2017	41.9	43.1
Capitalized lease obligations	6.0%-6.5%	2012-2015	0.5	0.5

			292.3	543.4

Foreign currency obligations:
Revolving credit facilities	6.0%	2012	—	3.0
Notes payable	6.5%	2013	0.4	0.4

Total short-term borrowings and long-term debt			292.7	546.8
Short-term borrowings and current portion of long-term debt			2.6	255.5

Long-term debt			$290.1	$291.3

In August 2011, we repaid $250.0 of senior notes.

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2012	$2.6
2013	3.0
2014	2.4
2015	2.4
2016 and thereafter	282.3

$292.7

8.	STOCK INCENTIVE PLAN

Performance Units

In Q1 2012, we awarded a target of 485,845 performance units to our executive officers. These performance units are earned after a three-year performance period, from 2012 through 2014, based on our total shareholder return relative to a comparison group of companies. The number of units that may be earned can range from 0% to 200% of the target amount, therefore the maximum number of performance units that can be issued under the award is 971,690. For this award, a dividend equivalent is calculated based on the actual number of units earned at the end of the performance period, equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. The award will be forfeited if a participant leaves our company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion. If a change in control occurs at least six months following the award date, the target award will be deemed to be earned and a pro rata number of units will be vested and paid based upon the length of time within the performance period

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which has elapsed prior to the effective date of the change in control. The fair value of the performance units awarded was calculated on the grant date using the Monte Carlo simulation model with the following assumptions:

	2012 Awards	2011 Awards	2010 Awards
Three-year risk-free interest rate (1)	1.4%	1.7%	1.3%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	50.9%	49.2%	41.3%
Weighted-average grant-date fair value per unit	$16.57	$9.14	$7.20

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total performance units expense and associated tax benefit for all outstanding awards for the three and six months ended August 26, 2011 and August 27, 2010 are as follows:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Performance Units	2011	2010	2011	2010
Expense	$1.2	$0.7	$6.1	$4.1
Tax benefit	0.5	0.2	2.4	1.5

The performance units activity for the six months ended August 26, 2011 is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Units	Total	Fair Value per Unit (2)
Nonvested as of February 25, 2011	3,024,000	4.22
Granted	971,690	8.29

Nonvested as of August 26, 2011 (1)	3,995,690	5.21

(1)	Total nonvested units include 390,500 units, which represents the 25% portion of the awards granted in 2011 and 2010 which are not subject to performance conditions.

(2)	The fair value per unit presented in this table assumes the awards are at maximum.

As of August 26, 2011, there is $5.8 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Restricted Stock and Restricted Stock Units

For the six months ended August 26, 2011, we awarded 269,805 restricted stock units (“RSUs”), of which 252,655 were to our executive officers in Q1 2012. These RSUs have restrictions on transfer which lapse approximately three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total restricted stock and RSUs expense and associated tax benefit for all outstanding awards for the three and six months ended August 26, 2011 and August 27, 2010 are as follows:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Restricted Stock and RSU’s	2011	2010	2011	2010
Expense	$0.4	$0.3	$1.8	$0.6
Tax benefit	0.2	0.2	0.7	0.3

The restricted stock and RSUs activity for the six months ended August 26, 2011 is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares/Units	Shares	Units	Total	per Share/Unit
Nonvested as of February 25, 2011	3,566	496,151	499,717	7.71
Granted	—	269,805	269,805	10.86
Vested	(3,566)	(14,000)	(17,566)	12.26
Forfeited	—	(8,500)	(8,500)	8.22

Nonvested as of August 26, 2011	—	743,456	743,456	8.73

As of August 26, 2011, there is $3.3 of remaining unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.5 years.

	Six Months Ended
	August 26,	August 27,
Grant Date Fair Value per Share/Unit	2011	2010
Weighted-average grant date fair value per unit of RSUs granted during the six months ended August 26, 2011 and August 27, 2010	$10.86	$6.96

9.	REPORTABLE SEGMENTS

As of the end of Q1 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. The organizational changes consisted of the realignment of the reporting structure for the Steelcase brand in North America, Latin America and the region of Europe, the Middle East and Africa (“EMEA”).

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

The Other category includes Asia Pacific, PolyVision and Designtex. IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. Asia Pacific serves customers in

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. PolyVision designs and manufactures visual communication products, such as static and interactive electronic whiteboards which are sold into the primary and secondary education markets around the world. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America.

Revenue and operating income (loss) for the three and six months ended August 26, 2011 and August 27, 2010 and total assets as of August 26, 2011 and February 25, 2011 by segment are presented below:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Reportable Segment Statement of Operations Data	2011	2010	2011	2010
Revenue
Americas	$485.7	$369.6	$894.2	$701.8
EMEA	133.8	121.8	287.7	232.5
Other	81.0	108.4	158.0	207.3

	$700.5	$599.8	$1,339.9	$1,141.6

Operating income (loss)
Americas	$42.8	$17.3	$63.9	$28.6
EMEA	(13.8)	(11.3)	(13.9)	(19.0)
Other	0.9	7.1	3.5	8.3
Corporate	(4.5)	(6.6)	(13.1)	(12.8)

	$25.4	$6.5	$40.4	$5.1

	August 26,	February 25,
Reportable Segment Balance Sheet Data	2011	2011
Total assets
Americas	$764.7	$682.0
EMEA	368.0	351.5
Other	204.2	212.0
Corporate	410.5	751.0

	$1,747.4	$1,996.5

10.	DIVESTITURES, ACQUISITIONS AND OWNERSHIP TRANSITIONS

Divestiture of PolyVision Division

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark) and resulted in a loss of $1.1 recorded in Restructuring costs on the Condensed Consolidated Statements of Operations.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For year-to-date 2012 and the year ended February 25, 2011 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to PolyVision SAS and PolyVision A/S:

	First	Second
	Quarter	Quarter	Total
2012
Revenue	$4.1	$4.5	$8.6
Gross profit	0.7	0.9	1.6
Operating income	(0.2)	0.3	0.1

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2011
Revenue	$3.6	$4.7	$4.2	$4.6	$17.1
Gross profit	0.7	1.0	0.5	1.3	3.5
Operating income	—	0.3	(0.1)	0.4	0.6

Dealer Acquisition

In Q1 2012, Office Environments of New England, LLC (“OENE”), a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. OENE and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. As a result of the preliminary purchase price allocation, we recorded goodwill of $2.3. The combined dealers are included in the Americas segment. We expect to finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the formal valuation of intangible assets and working capital adjustments, but in any case, within one year after acquisition. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.

IDEO Ownership Transition

In Q4 2011, certain members of the management of IDEO purchased a controlling interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this transition. In Q4 2011, we deconsolidated the operations of IDEO and recorded our share of IDEO’s earnings as equity in earnings of unconsolidated joint ventures in Other income, net on the Condensed Consolidated Statements of Operations.

For the year ended February 25, 2011 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to IDEO:

	First	Second	Third
	Quarter	Quarter	Quarter	Total
2011
Revenue	$35.1	$35.2	$33.1	$103.4
Gross profit	16.9	14.6	15.6	47.1
Operating income (1)	4.8	3.3	3.7	11.8

(1)	Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RESTRUCTURING ACTIVITIES

In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment, and we incurred $5.8 of employee termination costs and $0.1 of business exit and other related costs.

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party which resulted in a loss of $1.1 recorded in the Other category.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to continue through fiscal year 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. During the three and six months ended August 26, 2011, we accrued restructuring costs of $4.9 and $12.1, respectively. During 2011, we incurred restructuring costs of $10.1 related to these plant closures. These costs primarily related to workforce reductions and were recorded within the Americas segment.

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. This project is now substantially complete, and total restructuring costs approximated $20. The majority of these costs related to workforce reductions and some additional costs for manufacturing consolidation and production moves within the EMEA segment. For the six months ended August 26, 2011, the restructuring costs primarily related to contingencies associated with a former plant in France, which was sold in Q4 2010.

Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Restructuring Costs	2011	2010	2011	2010
Cost of sales
Americas	$5.2	$1.9	$12.5	$3.3
EMEA	5.1	9.7	7.8	9.7
Other	1.1	0.1	1.1	0.2

	11.4	11.7	21.4	13.2

Operating expenses
Americas	—	0.7	—	0.7
EMEA	0.8	(0.1)	0.8	0.1
Other	0.1	0.7	—	1.5

	0.9	1.3	0.8	2.3

	$12.3	$13.0	$22.2	$15.5

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 26, 2011:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0
Additions	18.4	3.8	22.2
Payments	(23.2)	(3.1)	(26.3)
Adjustments	0.8	0.1	0.9

Reserve balance as of August 26, 2011	$21.7	$2.1	$23.8

The workforce reductions reserve balance as of August 26, 2011 primarily relates to the employee termination costs related to the Q1 2011 and Q4 2011 announcements.

12.	SUBSEQUENT EVENT

On September 20, 2011, the French Legislature enacted a tax law change affecting the utilization of net operating losses. Under the new law, net operating loss utilization in any particular period will be limited to 60% of the amount by which net income exceeds 1 million euros. This law change will extend the period of time required to utilize our French net operating losses, however, net operating losses will continue to have an indefinite carryover period. We are currently evaluating the impact of the tax law change and related considerations, but we do not expect it to have a material impact on our consolidated financial statements.

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

The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue over the prior year excluding currency translation effects and the impacts of the IDEO ownership transition and a recent dealer acquisition, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of the previously announced organizational changes to strengthen our position as a globally integrated enterprise. Thus, our reportable segments now consist of (1) the Americas segment, (2) the EMEA segment and (3) the Other category. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 9 to the condensed consolidated financial statements and “Business Segment Review” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our reportable business segments.

	Three Months Ended				Six Months Ended
	August 26,		August 27,		August 26,		August 27,
Statement of Operations Data	2011		2010		2011		2010
Revenue	$700.5	100.0%	$599.8	100.0%	$1,339.9	100.0%	$1,141.6	100.0%
Cost of sales	487.9	69.7	417.5	69.6	934.2	69.7	796.3	69.7
Restructuring costs	11.4	1.6	11.7	2.0	21.4	1.6	13.2	1.2

Gross profit	201.2	28.7	170.6	28.4	384.3	28.7	332.1	29.1
Operating expenses	174.9	25.0	162.8	27.1	343.1	25.6	324.7	28.5
Restructuring costs	0.9	0.1	1.3	0.2	0.8	0.1	2.3	0.2

Operating income	25.4	3.6	6.5	1.1	40.4	3.0	5.1	0.4
Interest expense, investment income (loss) and other income (expense), net	(10.2)	(1.4)	(0.4)	(0.1)	(13.7)	(1.0)	1.4	0.2

Income before income tax expense	15.2	2.2	6.1	1.0	26.7	2.0	6.5	0.6
Income tax expense	3.3	0.5	3.3	0.5	7.3	0.6	14.8	1.3

Net income (loss)	$11.9	1.7%	$2.8	0.5%	$19.4	1.4%	$(8.3)	(0.7)%

Earnings per share:
Basic	$0.09		$0.02		$0.15		$(0.06)

Diluted	$0.09		$0.02		$0.14		$(0.06)

Organic Revenue Growth — Consolidated	Americas	EMEA	Other	Consolidated
Q2 2011 revenue	$369.6	$121.8	$108.4	$599.8
IDEO ownership transition	—	—	(35.0)	(35.0)
Currency translation effects*	2.0	15.0	2.0	19.0

Q2 2011 revenue, adjusted	371.6	136.8	75.4	583.8
Q2 2012 revenue	485.7	133.8	81.0	700.5
Dealer acquisition	(18.0)	—	—	(18.0)

Q2 2012 revenue, adjusted	467.7	133.8	81.0	682.5

Organic revenue growth (decline)	$96.1	$(3.0)	$5.6	$98.7

Organic revenue growth (decline) %	26%	(2)%	7%	17%

Year-to-Date 2012 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2011 revenue	$701.8	$232.5	$207.3	$1,141.6
IDEO ownership transition	—	—	(70.0)	(70.0)
Currency translation effects **	4.0	23.0	2.0	29.0

Year-to-date 2011 revenue, adjusted	705.8	255.5	139.3	1,100.6
Year-to-date 2012 revenue	894.2	287.7	158.0	1,339.9
Dealer acquisition	(23.0)	—	—	(23.0)

Year-to-date 2012 revenue, adjusted	871.2	287.7	158.0	1,316.9

Organic revenue growth	$165.4	$32.2	$18.7	$216.3

Organic revenue growth %	23%	13%	13%	20%

*	Currency translation effects represent the estimated net effect of translating Q2 2011 foreign currency revenues using the average exchange rates during Q2 2012.

**	Currency translation effects represent the estimated net effect of translating Q2 2011 and Q1 2011 foreign currency revenues using the average exchange rates during Q2 2012 and Q1 2012, respectively.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to	August 26,		August 27,		August 26,		August 27,
Adjusted Operating Income	2011		2010		2011		2010
Operating income	$25.4	3.6%	$6.5	1.1%	$40.4	3.0%	$5.1	0.4%
Add: Restructuring costs	12.3	1.8	13.0	2.2	22.2	1.7	15.5	1.4

Adjusted operating income	$37.7	5.4%	$19.5	3.3%	$62.6	4.7%	$20.6	1.8%

Overview

In Q2 2012, we experienced 17% organic revenue growth compared to the prior year, which represents the sixth consecutive quarter of year-over-year organic revenue growth following the recent financial crisis. The growth is generally consistent with or better than global trends in our industry. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions, even though white collar employment and new construction (traditional industry drivers) have been slow to regain momentum. While the broader economic recovery remains challenged by a variety of headwinds, many of our customers have deferred spending during a decade in which various forces have had exponential consequences on their work environments. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped us establish a strong foundation for revenue growth as our customers begin to increase spending.

Q2 2012 Compared to Q2 2011

We recorded Q2 2012 net income of $11.9 compared to net income of $2.8 in Q2 2011. The increase in net income was driven by higher operating income in the Americas segment, partially offset by lower operating income in EMEA and the Other category. In addition, Q2 2012 net income included interest expense associated with the issuance of senior notes in Q4 2011 as well as variable life company owned life insurance (“COLI”) losses compared to variable life COLI income in the prior year.

Revenue for Q2 2012 was $700.5 compared to $599.8 in Q2 2011, representing organic revenue growth of 17% after adjusting for the IDEO ownership transition, a recent dealer acquisition and currency translation effects. We realized organic revenue growth of 26% in the Americas and 7% in the Other category. However, we experienced a decline in organic revenue in our EMEA segment of 2%. The organic revenue growth in the Americas benefited from a strong beginning backlog and current quarter orders which grew 11% compared to the prior year. In constant currency, Q2 2012 orders in the EMEA segment grew 3% over the prior year.

Operating income grew to $25.4 in Q2 2012 compared to $6.5 in the prior year. Q2 2012 adjusted operating income of $37.7 represented an improvement of $18.2 compared to the prior year, primarily due to operating leverage from organic revenue growth. The year-over-year comparison was negatively impacted by higher commodity costs of approximately $11 and the impact of deconsolidating IDEO.

Cost of sales remained steady at 69.7% of revenue in Q2 2012 compared to 69.6% in Q2 2011. Excluding the impact of deconsolidating IDEO, cost of sales decreased 60 basis points. Higher absorption of fixed costs associated with the organic revenue growth in the quarter was largely offset by higher commodity costs.

Operating expenses increased by $12.1 in Q2 2012 compared to Q2 2011. Prior year operating expenses included $11.3 related to IDEO, which has since been deconsolidated. Aside from this item, operating expenses included an $11.8 increase in variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan), $4.6 due to currency translation effects and $3.7 of operating expense related to a dealer acquired in Q1 2012.

We recorded restructuring costs of $12.3 in Q2 2012 compared to $13.0 in Q2 2011. In Q2 2012, we recorded $5.9 related to the Morocco plant closure that took place during the quarter, $4.9 associated with the North America plant closures announced in Q4 2011 and $1.1 associated with the divestiture of a small division at PolyVision during Q2 2012.

Q2 2012 income tax expense included a benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division of PolyVision. Excluding discrete items, income tax expense recorded for Q2 2012 reflects an estimated annual effective tax rate of 35%.

Year-to-Date 2012 Compared to Year-to-Date 2011

We recorded year-to-date 2012 net income of $19.4 compared to a year-to-date 2011 net loss of $8.3. Year-to-date 2012 results were affected by the same factors as Q2 2012 as well as lower income tax expense, as the prior year included a charge of $11.4 resulting from U.S. healthcare reform legislation.

Year-to-date 2012 revenue increased $198.3 or 17.4% compared to year-to-date 2011, representing organic revenue growth of 20% after adjusting for the IDEO ownership transition, dealer acquisition and currency translation effects. The organic revenue growth was broad-based, with growth of 23% in the Americas segment, 13% in the EMEA segment and 13% in the Other category.

Year-to-date operating income grew to $40.4 in the current year versus $5.1 in the prior year. The $35.3 improvement in year-to-date 2012 adjusted operating income was driven by similar items affecting Q2 2012.

Year-to-date 2012 cost of sales remained flat at 69.7% in comparison to year-to-date 2011. Excluding the impact of deconsolidating IDEO, cost of sales decreased 100 basis points. Higher absorption of fixed costs associated with the organic revenue growth was largely offset by higher commodity costs of $20.

Year-to-date 2012 operating expenses increased $18.4 compared to the same period last year but decreased as a percentage of sales to 25.6% from 28.5%. Prior year operating expenses included $23.4 related to IDEO. Aside from this item, operating expenses included a $23.1 increase in variable compensation, $7.3 due to currency translation effects and $4.8 of operating expense related to a dealer acquired in Q1 2012.

We recorded year-to-date 2012 restructuring costs of $22.2 compared to $15.5 for year-to-date 2011. The year-to-date amount includes $12.1 associated with the North America plant closures announced in Q4 2011, $5.9 related to the Morocco plant closure and $1.1 associated with the divestiture of a small division at PolyVision.

Year-to-date 2012 income tax expense included a benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division of PolyVision. Excluding discrete items, income tax expense recorded for year-to-date 2012 reflects an estimated annual effective tax rate of 35%. Year-to-date 2011 income tax expense included a charge of $11.4 resulting from U.S. healthcare reform legislation.

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income (Loss) and	August 26,	August 27,	August 26,	August 27,
Other Income (Expense), Net	2011	2010	2011	2010
Interest expense	$(7.6)	$(4.6)	$(16.0)	$(9.1)
Investment income (loss)	(2.6)	2.1	0.3	6.8
Other income (expense), net:
Equity in income of unconsolidated ventures	1.8	1.1	3.7	1.9
Miscellaneous, net	(1.8)	1.0	(1.7)	1.8

Total other income (expense), net	—	2.1	2.0	3.7

Total interest expense, investment income (loss) and other income (expense), net	$(10.2)	$(0.4)	$(13.7)	$1.4

Interest expense for Q2 and year-to-date 2012 included $3.6 and $7.7, respectively, associated with $250 of senior notes which matured and were repaid in Q2 2012. The Q2 and year-to-date 2012 change in investment income (loss) was primarily driven by losses from variable life COLI policies. The Q2 and year-to-date 2012 change in miscellaneous, net was due to a $2.2 reserve recovery in conjunction with the liquidation of an unconsolidated joint venture in Q2 2011.

Business Segment Review

See Note 9 to the condensed consolidated financial statements for additional information regarding our business segments.

Americas

The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Details and Nurture by Steelcase brands.

	Three Months Ended				Six Months Ended
	August 26,		August 27,		August 26,		August 27,
Statement of Operations Data — Americas	2011		2010		2011		2010
Revenue	$485.7	100.0%	$369.6	100.0%	$894.2	100.0%	$701.8	100.0%
Cost of sales	337.1	69.4	262.7	71.1	624.6	69.9	499.7	71.2
Restructuring costs	5.2	1.1	1.9	0.5	12.5	1.4	3.3	0.5

Gross profit	143.4	29.5	105.0	28.4	257.1	28.7	198.8	28.3
Operating expenses	100.6	20.7	87.0	23.5	193.2	21.6	169.5	24.2
Restructuring costs	—	—	0.7	0.2	—	—	0.7	0.1

Operating income	$42.8	8.8%	$17.3	4.7%	$63.9	7.1%	$28.6	4.0%

	Three Months Ended				Six Months Ended
	August 26,		August 27,		August 26,		August 27,
Adjusted Operating Income — Americas	2011		2010		2011		2010
Operating income	$42.8	8.8%	$17.3	4.7%	$63.9	7.1%	$28.6	4.0%
Add: Restructuring costs	5.2	1.1	2.6	0.7	12.5	1.4	4.0	0.6

Adjusted operating income	$48.0	9.9%	$19.9	5.4%	$76.4	8.5%	$32.6	4.6%

Operating income in the Americas increased by $25.5 in Q2 2012 compared to the same period last year. Adjusted operating income increased by $28.1 in Q2 2012 compared to Q2 2011, due to operating leverage from organic revenue growth, offset in part by $8 of higher commodity costs. The $43.8 improvement in year-to-date 2012 adjusted operating income was due to operating leverage from organic growth which was partially offset by $15 of higher commodity costs.

The Americas revenue represented 69.3% of consolidated revenue in Q2 2012. Revenue for Q2 2012 was $485.7 compared to $369.6 in Q2 2011, representing organic revenue growth of 26% after adjusting for a dealer acquisition and currency translation effects. The organic revenue growth in the Americas benefited from a strong beginning backlog and current quarter orders which grew 11% compared to the prior year. Year-to-date 2012 organic revenue growth was $165.4 or 23%. Revenue growth in Q2 2012 is categorized as follows:

•	Product categories — Revenue growth rates were strongest in the Technology category. Seating and Details also showed strength relative to the other product categories, and Turnstone was in line with the average. Slightly below average, but still showing strong double digit revenue growth, were Architectural Solutions, Furniture and Wood.

•	Vertical markets — Revenue growth rates were broad-based across almost all vertical markets with notable strength in the Information Technology, Technical / Professional, Manufacturing, Energy and Retail sectors. Healthcare, Education and Financial Services were in line with the average, and Federal Government was not too far behind. The only vertical market that did not experience growth was State and Local Government.

•	Geographic regions — Nearly all regions reported double-digit growth rates compared to the prior year.

•	Contract type — Project business led the way in terms of revenue growth, but marketing and day-to-day business showed double digit gains as well.

Cost of sales decreased to 69.4% of revenue in Q2 2012 compared to 71.1% of revenue in Q2 2011. The decrease was due to higher absorption of fixed costs associated with revenue growth, partially offset by higher commodity costs. Year-to-date 2012 cost of sales improved by 130 basis points and was affected by the same factors as Q2 2012 results.

Operating expenses increased by $13.6 in Q2 2012 compared to the same period last year. The increase was driven by increased variable compensation costs and operating expenses of $3.7 related to a dealer that we acquired. Year-to-date 2012 operating expenses also increased due to variable compensation of $8.1 and operating expenses related to the dealer acquisition of $4.8.

Restructuring costs of $5.2 in Q2 2012 and $12.5 year-to-date 2012 primarily related to workforce reductions associated with the North American manufacturing consolidation announced in Q4 2011.

EMEA

The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

	Three Months Ended				Six Months Ended
	August 26,		August 27,		August 26,		August 27,
Statement of Operations Data — EMEA	2011		2010		2011		2010
Revenue	$133.8	100.0%	$121.8	100.0%	$287.7	100.0%	$232.5	100.0%
Cost of sales	97.4	72.8	88.6	72.7	206.2	71.7	169.7	73.0
Restructuring costs	5.1	3.8	9.7	8.0	7.8	2.7	9.7	4.2

Gross profit	31.3	23.4	23.5	19.3	73.7	25.6	53.1	22.8
Operating expenses	44.3	33.1	34.9	28.7	86.8	30.1	72.0	31.0
Restructuring costs	0.8	0.6	(0.1)	(0.1)	0.8	0.3	0.1	0.0

Operating loss	$(13.8)	(10.3)%	$(11.3)	(9.3)%	$(13.9)	(4.8)%	$(19.0)	(8.2)%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Loss to Adjusted	August 26,		August 27,		August 26,		August 27,
Operating Loss — EMEA	2011		2010		2011		2010
Operating loss	$(13.8)	(10.3)%	$(11.3)	(9.3)%	$(13.9)	(4.8)%	$(19.0)	(8.2)%
Add: Restructuring costs	5.9	4.4	9.6	7.9	8.6	3.0	9.8	4.2

Adjusted operating loss	$(7.9)	(5.9)%	$(1.7)	(1.4)%	$(5.3)	(1.8)%	$(9.2)	(4.0)%

The operating loss recorded in the EMEA segment was $13.8 in Q2 2012 compared to $11.3 in Q2 2011. The adjusted operating loss recorded in Q2 2012 was $7.9 compared to $1.7 in the same period of the prior year. The decline in performance was driven by a number of factors, including lower volume, low price yield relative to higher commodity costs of $3 and higher operating costs. The year-to-date 2012 operating loss of $13.9 was an improvement of $5.1 over the year-to-date 2011 operating loss of $19.0, and the year-to-date 2012 adjusted operating loss of $5.3 was an improvement over the year-to-date 2011 operating loss of $9.2. The improvement was driven primarily by operating leverage from organic revenue growth in Q1 2012, offset in part by higher commodity costs and other operating costs.

EMEA revenue represented 19.1% of consolidated revenue in Q2 2012. Revenue for Q2 2012 was $133.8 compared to $121.8 in Q2 2011. After adjusting for favorable currency translation effects of $15, the organic revenue decline was $3.0 as strength in Germany and Northern Europe was offset by declines in Spain, France and the rest of EMEA. Year-to-date 2012 organic revenue growth was $32.2 or 13%.

Cost of sales was 72.8% of revenue in Q2 2012 compared to 72.7% of revenue in Q2 2011. Costs of sales was primarily impacted by higher commodity costs in the current period. Year-to-date 2012 cost of sales decreased to 71.7% of sales, a 130 basis point improvement compared to year-to-date 2011. The improvement was mainly due to higher absorption of fixed costs associated with the year-to-date organic revenue growth and benefits from previous restructuring activities.

Q2 2012 operating expenses increased by $9.4 and year-to-date 2012 operating expenses increased by $14.8. For Q2 2012 and year-to date 2012, these increases were primarily due to currency translation effects of $4.2 and $6.9, respectively, and higher operating costs.

Restructuring costs of $5.9 incurred in Q2 2012 relate to the closure of our Morocco manufacturing facility which we announced in the current quarter. These costs primarily relate to employee termination costs.

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

	Three Months Ended				Six Months Ended
	August 26,		August 27,		August 26,		August 27,
Statement of Operations Data — Other	2011		2010		2011		2010
Revenue	$81.0	100.0%	$108.4	100.0%	$158.0	100.0%	$207.3	100.0%
Cost of sales	53.4	65.9	66.2	61.1	103.4	65.4	126.9	61.2
Restructuring costs	1.1	1.4	0.1	0.1	1.1	0.7	0.2	0.1

Gross profit	26.5	32.7	42.1	38.8	53.5	33.9	80.2	38.7
Operating expenses	25.5	31.5	34.3	31.6	50.0	31.7	70.4	34.0
Restructuring costs	0.1	0.1	0.7	0.7	—	—	1.5	0.7

Operating income	$0.9	1.1%	$7.1	6.5%	$3.5	2.2%	$8.3	4.0%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to	August 26,		August 27,		August 26,		August 27,
Adjusted Operating Income — Other	2011		2010		2011		2010
Operating income	$0.9	1.1%	$7.1	6.5%	$3.5	2.2%	$8.3	4.0%
Add: Restructuring costs	1.2	1.5	0.8	0.8	1.1	0.7	1.7	0.8

Adjusted operating income	$2.1	2.6%	$7.9	7.3%	$4.6	2.9%	$10.0	4.8%

The Other category reported operating income of $0.9 in Q2 2012 which represents a decrease of $6.2 compared to operating income of $7.1 in Q2 2011, which included $3.3 from IDEO. Year-to-date 2012 operating income of $3.5 declined from year-to-date 2011 operating income of $8.3, which included $8.1 from IDEO. Operating income decreased due to the IDEO ownership transition, as well as lower revenues from PolyVision.

Q2 2012 revenue decreased by $27.4 or 25.3% and year-to-date 2012 revenue decreased $49.3 or 23.8%. Excluding the decrease in revenue due to the IDEO ownership transition, organic revenue growth was $5.6 or 7% for Q2 2012 and $18.7 or 13% for year-to-date 2012, driven by strength in the Asia Pacific region. Reductions in funding by state and local governments in the U.S. significantly affected the technology investments made by schools, which negatively impacted PolyVision’s revenue in Q2 2012.

Cost of sales as a percent of revenue increased by 480 basis points in Q2 2012 compared to Q2 2011. After adjusting for the deconsolidation of IDEO, cost of sales increased by 360 basis points, primarily due to higher commodity costs and lower absorption of fixed costs at PolyVision. After adjusting for the deconsolidation of IDEO, year-to-date cost of sales increased by 110 basis points, due to similar factors impacting the quarter.

Q2 2012 operating expenses decreased by $8.8 compared to Q2 2011, and year-to-date 2012 operating expenses decreased by $20.4 compared to year-to-date 2011. The Q2 2011 and year-to-date 2011 periods included $11.3 and $23.4, respectively, of operating expense related to IDEO.

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

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
Statement of Operations Data — Corporate	2011	2010	2011	2010
Operating expenses	$4.5	$6.6	$13.1	$12.8

	Three Months Ended		Six Months Ended
Reconciliation of Operating Loss to	August 26,	August 27,	August 26,	August 27,
Adjusted Operating Loss — Corporate	2011	2010	2011	2010
Operating loss	$(4.5)	$(6.6)	$(13.1)	$(12.8)
Add: Restructuring costs	—	—	—	—

Adjusted operating loss	$(4.5)	$(6.6)	$(13.1)	$(12.8)

Corporate expenses have remained relatively stable as increases in variable compensation have been offset by decreases in the value of our deferred compensation plans.

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

	August 26,	February 25,
Primary Liquidity Sources	2011	2011
Cash and cash equivalents	$104.4	$142.2
Short-term investments	51.5	350.8
Variable life company-owned life insurance	109.7	110.3
Availability under credit facilities	173.5	165.7

Total liquidity	$439.1	$769.0

As of August 26, 2011, we held a total of $155.9 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents and short-term investments, approximately 60% was located in the U.S. and the remaining 40% was located outside of the U.S., primarily in Asia Pacific, France and Canada. The majority of our short-term investments were located in the U.S. and maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

Our investments in COLI policies are recorded at their net cash surrender value. We consider our investments in variable life COLI policies to be primarily a source of corporate liquidity, and our investments in whole life COLI policies represent an additional potential source of liquidity, as their designation to fund employee benefit plan obligations can be changed at any time. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations to us.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our statements of cash flows for the six months ended August 26, 2011 and August 27, 2010:

	Six Months Ended
	August 26,	August 27,
Cash Flow Data	2011	2010
Net cash provided by (used in):
Operating activities	$(3.1)	$10.5
Investing activities	258.7	(25.0)
Financing activities	(293.5)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.5)

Net decrease in cash and cash equivalents	(37.8)	(26.9)
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$104.4	$84.2

Cash provided by (used in) operating activities

	Six Months Ended
	August 26,	August 27,
Cash Flow Data — Operating Activities	2011	2010
Net income (loss)	$19.4	$(8.3)
Depreciation and amortization	27.6	32.2
Changes in cash surrender value of COLI	0.9	(7.6)
Changes in deferred income taxes	(2.9)	18.3
Changes in accounts receivable, inventories and accounts payable	(22.4)	(41.8)
Changes in employee compensation liabilities	(19.7)	(5.5)
Changes in other operating assets and liabilities	(14.9)	10.5
Other	8.9	12.7

Net cash provided by (used in) operating activities	$(3.1)	$10.5

The change in net cash used in operating activities in 2012 compared to the cash provided by operating activities in 2011 was primarily due to higher variable compensation payments, plus Q1 2011 included the receipt of a U.S. income tax refund of approximately $20.

Cash provided by (used in) investing activities

	Six Months Ended
	August 26,	August 27,
Cash Flow Data — Investing Activities	2011	2010
Capital expenditures	$(29.0)	$(16.6)
Purchases of investments	(158.2)	(2.6)
Liquidations of investments	456.4	3.9
Acquisition, net of divestiture	(16.4)	—
Other	5.9	(9.7)

Net cash provided by (used in) investing activities	$258.7	$(25.0)

Capital expenditures in 2012 were primarily related to investments in product development in the Americas and EMEA, spending on corporate facilities related to campus consolidation in the Americas and progress payments totaling $8.7 towards a replacement aircraft. In Q2 2012 purchases and liquidations of investments activity increased due to our use of the proceeds from the debt issuance in Q4 2011. In Q1 2012, we acquired a dealership for cash consideration of approximately $18.7. In Q2 2012, we completed the sale of a small PolyVision division to a third party for proceeds totaling $2.3. See Note 10 to the condensed consolidated financial statements for additional information.

Cash used in financing activities

	Six Months Ended
	August 26,	August 27,
Cash Flow Data — Financing Activities	2011	2010
Repayments of long-term debt	$(253.2)	$(0.9)
Dividends paid	(16.0)	(10.8)
Common stock repurchases	(23.1)	—
Other	(1.2)	(0.2)

Net cash used in financing activities	$(293.5)	$(11.9)

In August 2011, we repaid $250.0 of senior subordinated notes at face value.

We paid dividends of $0.06 per common share during Q1 2012 and Q2 2012 and $0.04 per common share during Q1 2011 and Q2 2011. On September 21, 2011, our Board of Directors declared a dividend of $0.06 per common share to be paid in Q3 2012.

As of the end of Q2 2012, we had $177.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. We have no outstanding share repurchase commitments.

Off-Balance Sheet Arrangements

During Q2 2012, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q2 2012, no material change in our contractual obligations occurred.

Liquidity Facilities

Liquidity Facilities	August 26, 2011
Global committed bank facility	$125.0
Various uncommitted lines	48.5

Total credit lines available	173.5
Less: Borrowings outstanding	—

Available capacity	$173.5

Our $125 global committed, syndicated credit facility expires in Q4 2013. As of August 26, 2011, there were no borrowings outstanding under the facility. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of August 26, 2011, we were in compliance with all covenants under the facility.

The various uncommitted lines may be changed or cancelled by the banks at any time. There were no outstanding borrowings on uncommitted facilities as of August 26, 2011. In addition, we have a revolving letter of credit agreement for $15.5 of which $14.7 was utilized primarily related to our reserve for self-insured workers’ compensation claim costs as of August 26, 2011. There were no draws on our standby letters of credit during year-to-date 2012 or 2011.

Total consolidated debt as of August 26, 2011 was $292.7. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a $41.9 term loan due in 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by our two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, cash generated from future operations, funds available from COLI and funds available under our credit facilities are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe the timing, strength and continuity of the economic recovery in various geographies and markets around the world remain uncertain which may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

We expect capital expenditures to total approximately $70 in 2012 compared to $46 in 2011. In addition, we expect capital expenditures in 2012 to include progress payments associated with a replacement corporate aircraft totaling $20 and approximately $10 in spending on corporate facilities as a result of campus consolidation in Western Michigan. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. See Note 11 to the condensed consolidated financial statements for additional information.

In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment, and we incurred $5.8 of employee termination costs and $0.1 of business exit and other related costs.

On September 21, 2011, we announced a quarterly dividend on our common stock of $0.06 per share, or $7.9 to be paid in Q3 2012. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates

During Q2 2012, there have been no changes in the items that we have identified as critical accounting estimates.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 26, 2011 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 25, 2011. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q2 2012, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q2 2012, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q2 2012, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 26, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 26, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q2 2012:

					(d)
				(c)	Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	that May Yet be
	(a)		(b)	Part of Publicly	Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid per Share	or Programs (1)	or Programs (1)
5/28/11 — 7/1/11	770		$10.16	—	$189.4
7/2/11 — 7/29/11	803,860		$10.73	803,860	180.8
7/30/11 — 8/26/11	294,941		$10.15	294,941	177.8

Total	1,099,571	(2)		1,098,801

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	770 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: September 30, 2011

Exhibit Index

Exhibit
No.	Description
3.1	Second Restated Articles of Incorporation of Steelcase Inc., as amended(1)
3.2	Amended By-Laws of Steelcase Inc., as amended(2)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 and incorporated herein by reference.

(2)	Filed as exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 and incorporated herein by reference.