Form 10-Q
period 2011-11-25
STEELCASE INC
filed 2012-01-04
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2011
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

As of December 28, 2011, Steelcase Inc. had 84,032,324 shares of Class A Common Stock and 42,574,992 shares of Class B Common Stock outstanding.

STEELCASE INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 2011

INDEX

		Page No.

PART I	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 25, 2011 and November 26, 2010	1
	Condensed Consolidated Balance Sheets as of November 25, 2011 and February 25, 2011	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 25, 2011 and November 26, 2010	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II	Other Information	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	31
Signatures		32
Exhibit Index		33
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2011	2010	2011	2010
Revenue	$719.4	$672.6	$2,059.3	$1,814.2
Cost of sales	496.3	461.8	1,430.5	1,258.1
Restructuring costs	3.3	6.9	24.7	20.1

Gross profit	219.8	203.9	604.1	536.0
Operating expenses	181.1	176.0	524.2	500.7
Restructuring costs	0.5	1.1	1.3	3.4

Operating income	38.2	26.8	78.6	31.9
Interest expense	(4.1)	(4.8)	(20.1)	(13.9)
Investment income (loss)	(0.6)	3.7	(0.3)	10.5
Other income, net	1.1	0.1	3.1	3.8

Income before income tax expense	34.6	25.8	61.3	32.3
Income tax expense	12.2	7.5	19.5	22.3

Net income	$22.4	$18.3	$41.8	$10.0

Earnings per share:
Basic	$0.17	$0.14	$0.31	$0.07

Diluted	$0.17	$0.14	$0.31	$0.07

Dividends declared and paid per common share	$0.06	$0.04	$0.18	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	November 25,	February 25,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$114.9	$142.2
Short-term investments	51.0	350.8
Accounts receivable, net of allowances of $22.5 and $23.1	315.1	271.0
Inventories	153.9	127.1
Deferred income taxes	53.1	58.0
Other current assets	63.4	63.2

Total current assets	751.4	1,012.3

Property and equipment, net of accumulated depreciation of $1,208.7 and $1,228.1	342.3	345.8
Company-owned life insurance	222.2	223.1
Deferred income taxes	126.4	132.2
Goodwill	174.7	174.8
Other intangible assets, net	20.5	21.7
Other assets	96.3	86.6

Total assets	$1,733.8	$1,996.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214.0	$195.0
Short-term borrowings and current maturities of long-term debt	2.6	255.5
Accrued expenses:
Employee compensation	131.6	136.3
Employee benefit obligations	22.1	15.5
Other	137.5	134.5

Total current liabilities	507.8	736.8

Long-term liabilities:
Long-term debt less current maturities	289.5	291.3
Employee benefit plan obligations	167.8	170.0
Other long-term liabilities	76.8	80.0

Total long-term liabilities	534.1	541.3

Total liabilities	1,041.9	1,278.1

Shareholders’ equity:
Common stock	7.9	48.5
Additional paid-in capital	30.1	20.2
Accumulated other comprehensive income (loss)	(13.1)	0.6
Retained earnings	667.0	649.1

Total shareholders’ equity	691.9	718.4

Total liabilities and shareholders’ equity	$1,733.8	$1,996.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	November 25,	November 26,
	2011	2010
OPERATING ACTIVITIES
Net income	$41.8	$10.0
Depreciation and amortization	41.7	49.1
Changes in cash surrender value of company-owned life insurance	0.9	(10.7)
Changes in deferred income taxes	3.8	6.9
Changes in operating assets and liabilities, net of acquisitions and deconsolidations:
Accounts receivable, inventories and accounts payable	(47.4)	(68.7)
Employee compensation liabilities	(1.1)	20.6
Other assets and liabilities	(10.7)	33.3
Other	18.9	18.3

Net cash provided by operating activities	47.9	58.8

INVESTING ACTIVITIES
Capital expenditures	(49.0)	(33.3)
Proceeds from disposal of fixed assets	8.1	14.3
Purchases of short-term investments	(161.8)	(14.8)
Liquidations of short-term investments	460.2	3.9
Acquisitions, net of divestiture	(18.2)	—
Other	7.5	(3.5)

Net cash provided by (used in) investing activities	246.8	(33.4)

FINANCING ACTIVITIES
Repayments of long-term debt	(255.5)	(2.2)
Dividends paid	(23.9)	(16.2)
Common stock repurchases	(41.0)	(0.3)
Other	0.3	0.5

Net cash used in financing activities	(320.1)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.7

Net increase (decrease) in cash and cash equivalents	(27.3)	7.9
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$114.9	$119.0

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

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of organizational changes to strengthen our position as a globally integrated enterprise. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 10 for additional information regarding our reportable segments.

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

Earnings per share is computed using the two-class method. The two-class method determines earnings per share of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, for the three and nine months ended November 25, 2011 and November 26, 2010, diluted earnings per

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share does not reflect the effect of options and certain performance units totaling 4.1 million and 3.3 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Computation of Earnings per Share	2011	2010	2011	2010
Net income	$22.4	$18.3	$41.8	$10.0
Adjustment for earnings attributable to participating securities	(0.4)	(0.2)	(0.7)	(0.1)

Net income used in calculating earnings per share	$22.0	$18.1	$41.1	$9.9

Weighted-average common shares outstanding including participating securities (in millions)	131.3	135.1	132.8	135.0
Adjustment for participating securities (in millions)	(2.4)	(2.1)	(2.3)	(2.0)

Shares used in calculating basic earnings per share (in millions)	128.9	133.0	130.5	133.0
Effect of dilutive stock-based compensation (in millions)	—	0.5	—	0.4

Shares used in calculating diluted earnings per share (in millions)	128.9	133.5	130.5	133.4

Earnings per share:
Basic	$0.17	$0.14	$0.31	$0.07

Diluted	$0.17	$0.14	$0.31	$0.07

Total common shares outstanding at period end (in millions)	127.4	133.1	127.4	133.1

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

	Three Months Ended			Three Months Ended
	November 25, 2011			November 26, 2010
	Before Tax	Tax	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$22.4			$18.3
Other comprehensive income:
Foreign currency translation adjustments	$(12.2)	$—	(12.2)	$6.3	$—	6.3
Unrealized gain (loss) on investments, net	(0.7)	0.3	(0.4)	—	—	—
Minimum pension liability	(2.5)	1.2	(1.3)	17.3	(6.3)	11.0
Derivative adjustments	—	—	—	(0.4)	0.1	(0.3)

	$(15.4)	$1.5	(13.9)	$23.2	$(6.2)	17.0

Total comprehensive income			$8.5			$35.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended			Nine Months Ended
	November 25, 2011			November 26, 2010
	Before Tax	Tax	Net of	Before Tax	Tax (Expense)	Net of
Comprehensive Income	Amount	Benefit	Tax Amount	Amount	Benefit	Tax Amount
Net income			$41.8			$10.0
Other comprehensive income:
Foreign currency translation adjustments	$(8.5)	$—	(8.5)	$3.1	$—	3.1
Unrealized gain (loss) on investments, net	(0.8)	0.3	(0.5)	1.3	(0.5)	0.8
Minimum pension liability	(8.0)	3.4	(4.6)	13.8	(4.1)	9.7
Derivative adjustments	(0.2)	0.1	(0.1)	(0.4)	0.1	(0.3)

	$(17.5)	$3.8	(13.7)	$17.8	$(4.5)	13.3

Total comprehensive income			$28.1			$23.3

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling, and Canadian dollar) relative to the U.S. dollar. As of November 25, 2011, approximately 39% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

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

Our total debt is carried at cost and was $292.1 and $546.8 as of November 25, 2011 and February 25, 2011, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $295 and $555 as of November 25, 2011 and February 25, 2011, respectively.

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

	November 25, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$114.9	$—	$—	$114.9
Corporate debt securities	—	29.8	—	29.8
U.S. agency debt securities	—	18.5	—	18.5
Auction rate securities	—	—	12.9	12.9
U.S. government debt securities	1.5	—	—	1.5
Other investments	3.5	1.2	—	4.7
Canadian asset-backed commercial paper restructuring notes	—	—	3.9	3.9
Foreign exchange forward contracts	—	7.1	—	7.1

	$119.9	$56.6	$16.8	$193.3

Liabilities
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)

	$—	$(0.5)	$—	$(0.5)

	February 25, 2011
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$142.2	$—	$—	$142.2
Corporate debt securities	—	36.0	—	36.0
U.S. agency debt securities	—	254.9	—	254.9
Auction rate securities	—	—	13.8	13.8
U.S. government debt securities	58.9	—	—	58.9
Other investments	2.2	1.0	—	3.2
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2
Foreign exchange forward contracts	—	0.5	—	0.5

	$203.3	$292.4	$18.0	$513.7

Liabilities
Foreign exchange forward contracts	$—	$(4.0)	$—	$(4.0)

	$—	$(4.0)	$—	$(4.0)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented. Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 25, 2011:

		Canadian
		Asset-Backed
		Commercial
		Paper
	Auction Rate	Restructuring
Roll-Forward of Fair Value Using Level 3 Inputs	Securities	Notes
Balance as of February 25, 2011	$13.8	$4.2
Unrealized loss on investments	(0.6)	—
Other-than-temporary impairments	(0.3)	—
Currency translation adjustment	—	(0.3)

Balance as of November 25, 2011	$12.9	$3.9

The other-than-temporary impairments recognized on our auction rate securities during the nine months ended November 25, 2011 were recognized in Investment income (loss) on the Condensed Consolidated Statement of Operations.

6.	INVENTORIES

	November 25,	February 25,
Inventories	2011	2011
Raw materials	$64.1	$55.0
Work-in-process	20.1	13.9
Finished goods	91.9	79.1

	176.1	148.0
LIFO reserve	(22.2)	(20.9)

	$153.9	$127.1

The portion of inventories determined by the LIFO method aggregated $63.0 as of November 25, 2011 and $45.5 as of February 25, 2011.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	Interest Rate Range	Fiscal Year	November 25,	February 25,
Debt Obligations	as of November 25, 2011	Maturity Range	2011	2011
U.S. dollar obligations:
Senior notes due August 2011	6.5%	2012	$—	$249.9
Senior notes due February 2021	6.375%	2021	249.9	249.9
Revolving credit facilities	—	—	—	—
Notes payable	LIBOR + 3.35%	2017	41.5	43.1
Capitalized lease obligations	6.0%-6.5%	2012-2016	0.4	0.5

			291.8	543.4

Foreign currency obligations:
Revolving credit facilities	6.0%	2012	—	3.0
Notes payable	6.5%	2013	0.3	0.4

Total short-term borrowings and long-term debt			292.1	546.8
Short-term borrowings and current portion of long-term debt			2.6	255.5

Long-term debt			$289.5	$291.3

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Twelve Months Ending in November	Amount
2012	$2.6
2013	2.6
2014	2.4
2015	2.4
2016 and thereafter	282.1

$292.1

8.	INCOME TAXES

In Q3 2012, the French Legislature enacted a tax law change affecting the utilization of net operating losses. Under the new law, net operating loss utilization in any particular period will be limited to 60% of the amount by which net income exceeds 1 million euros. This law change will extend the period of time required to utilize our French net operating losses, however, net operating losses will continue to have an indefinite carryover period. After evaluating the impact of the tax law change and related considerations, it did not have a material impact on our consolidated financial statements. Our judgments and assumptions are subject to change given the uncertainty surrounding the developing debt crisis in Europe and related economic conditions.

9.	STOCK INCENTIVE PLAN

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total performance units expense and associated tax benefit for all outstanding awards for the three and nine months ended November 25, 2011 and November 26, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Performance Units	2011	2010	2011	2010
Expense	$1.2	$0.7	$7.3	$4.9
Tax benefit	0.4	0.2	2.8	1.7

The performance units activity for the nine months ended November 25, 2011 is as follows:

		Weighted-Average
		Grant Date
Maximum Number of Nonvested Units	Total	Fair Value per Unit (2)
Nonvested as of February 25, 2011	3,024,000	4.22
Granted	971,690	8.29

Nonvested as of November 25, 2011 (1)	3,995,690	5.21

(1)	Total nonvested units include 390,500 units, which represents the 25% portion of the awards granted in 2011 and 2010 which are not subject to performance conditions.

(2)	The fair value per unit presented in this table assumes the awards are at maximum.

As of November 25, 2011, there is $4.7 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units

For the three months ended November 25, 2011, we awarded 198,500 restricted stock units (“RSUs”) to certain employees who are not executive officers. For the nine months ended November 25, 2011 we awarded 468,305 RSUs, of which 252,655 were to our executive officers. These RSUs have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.

The total restricted stock and RSUs expense and associated tax benefit for all outstanding awards for the three and nine months ended November 25, 2011 and November 26, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Restricted Stock and RSUs	2011	2010	2011	2010
Expense	$0.9	$0.5	$2.7	$1.2
Tax benefit	0.3	0.2	1.0	0.4

The restricted stock and RSUs activity for the nine months ended November 25, 2011 is as follows:

				Weighted-Average
		Restricted		Grant Date
	Restricted	Stock		Fair Value
Nonvested Shares/Units	Shares	Units	Total	per Share/Unit
Nonvested as of February 25, 2011	3,566	496,151	499,717	7.71
Granted	—	468,305	468,305	9.68
Vested	(3,566)	(15,666)	(19,232)	12.17
Forfeited	—	(10,500)	(10,500)	8.31

Nonvested as of November 25, 2011	—	938,290	938,290	8.58

As of November 25, 2011, there is $4.1 of remaining unrecognized compensation cost related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.4 years.

	Nine Months Ended
	November 25,	November 26,
Grant Date Fair Value per Share/Unit	2011	2010
Weighted-average grant date fair value per unit of RSUs granted during the nine months ended November 25, 2011 and November 26, 2010	$9.68	$8.50

10.	REPORTABLE SEGMENTS

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

As a result of these changes, our reportable segments were realigned to reflect the organizational structure used by the Chief Executive Officer for making operating and investment decisions and assessing performance. Our reportable segments now consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue and operating income (loss) for the three and nine months ended November 25, 2011 and November 26, 2010 and total assets as of November 25, 2011 and February 25, 2011 by segment are presented below:

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Reportable Segment Statement of Operations Data	2011	2010	2011	2010
Revenue
Americas	$484.1	$406.6	$1,378.3	$1,108.4
EMEA	159.6	161.4	447.3	393.9
Other	75.7	104.6	233.7	311.9

	$719.4	$672.6	$2,059.3	$1,814.2

Operating income (loss)
Americas	$39.2	$26.2	$103.1	$54.8
EMEA	4.4	3.2	(9.5)	(15.8)
Other	3.6	4.5	7.1	12.8
Corporate	(9.0)	(7.1)	(22.1)	(19.9)

	$38.2	$26.8	$78.6	$31.9

	November 25,	February 25,
Reportable Segment Balance Sheet Data	2011	2011
Total assets
Americas	$792.7	$682.0
EMEA	354.6	351.5
Other	208.8	212.0
Corporate	377.7	751.0

	$1,733.8	$1,996.5

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	DIVESTITURES, ACQUISITIONS AND OWNERSHIP TRANSITIONS

Divestiture of PolyVision Division

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark) and resulted in a loss of $0.9 recorded in Restructuring costs on the Condensed Consolidated Statements of Operations.

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

Dealer Acquisition

In Q1 2012, Office Environments of New England, LLC (“OENE”), a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. OENE and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. We completed the final purchase price allocation in Q3 2012 which resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended February 25, 2011 and the interim periods therein, our Condensed Consolidated Statements of Operations included the following related to IDEO:

	First	Second	Third
	Quarter	Quarter	Quarter	Total
2011
Revenue	$35.1	$35.2	$33.1	$103.4
Gross profit	16.9	14.6	15.6	47.1
Operating income (1)	4.8	3.3	3.7	11.8

(1)	Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

12.	RESTRUCTURING ACTIVITIES

In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment, and we incurred $0.3 and $6.1 of employee termination costs and $0.2 and $0.3 of business exit and other related costs for the three and nine months ended November 25, 2011, respectively.

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party which resulted in a net loss of $0.9 recorded in Restructuring costs in the Other category for the nine months ended November 25, 2011.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to continue through fiscal year 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. During the three and nine months ended November 25, 2011, we incurred restructuring costs of $3.0 and $15.1, respectively. During 2011, we incurred restructuring costs of $10.1 related to these plant closures. These costs primarily related to workforce reductions and were recorded within the Americas segment.

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. This project is now substantially complete, and total restructuring costs approximated $20. The majority of these costs related to workforce reductions and some additional costs for manufacturing consolidation and production moves within the EMEA segment. For the nine months ended November 25, 2011, the restructuring costs primarily related to contingencies associated with a former plant in France, which was sold in Q4 2010.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Restructuring Costs	2011	2010	2011	2010
Cost of sales
Americas	$3.0	$2.4	$15.5	$5.7
EMEA	0.4	4.1	8.2	13.8
Other	(0.1)	0.4	1.0	0.6

	3.3	6.9	24.7	20.1

Operating expenses
Americas	0.4	0.2	0.4	0.9
EMEA	0.2	0.2	1.0	0.3
Other	(0.1)	0.7	(0.1)	2.2

	0.5	1.1	1.3	3.4

	$3.8	$8.0	$26.0	$23.5

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 25, 2011:

		Business Exits
	Workforce	and Related
Restructuring Reserve	Reductions	Costs	Total
Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0
Additions	23.1	2.9	26.0
Payments	(30.8)	(2.2)	(33.0)
Adjustments	—	0.5	0.5

Reserve balance as of November 25, 2011	$18.0	$2.5	$20.5

The workforce reductions reserve balance as of November 25, 2011 primarily relates to estimated employee termination costs associated with the Q4 2011 announcement.

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

The non-GAAP financial measures used are:  (1) organic revenue growth, which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of the IDEO ownership transition and other acquisitions and divestitures, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of the previously announced organizational changes to strengthen our position as a globally integrated enterprise. Thus, our reportable segments now consist of the Americas segment, the EMEA segment and the Other category. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 10 to the condensed consolidated financial statements and “Business Segment Review” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our reportable business segments.

	Three Months Ended				Nine Months Ended
	November 25,		November 26,		November 25,		November 26,
Statement of Operations Data	2011		2010		2011		2010
Revenue	$719.4	100.0%	$672.6	100.0%	$2,059.3	100.0%	$1,814.2	100.0%
Cost of sales	496.3	69.0	461.8	68.7	1,430.5	69.5	1,258.1	69.3
Restructuring costs	3.3	0.4	6.9	1.0	24.7	1.2	20.1	1.1

Gross profit	219.8	30.6	203.9	30.3	604.1	29.3	536.0	29.6
Operating expenses	181.1	25.2	176.0	26.1	524.2	25.4	500.7	27.6
Restructuring costs	0.5	0.1	1.1	0.2	1.3	0.1	3.4	0.2

Operating income	38.2	5.3	26.8	4.0	78.6	3.8	31.9	1.8
Interest expense, investment income (loss) and other income (expense), net	(3.6)	(0.5)	(1.0)	(0.2)	(17.3)	(0.8)	0.4	0.0

Income before income tax expense	34.6	4.8	25.8	3.8	61.3	3.0	32.3	1.8
Income tax expense	12.2	1.7	7.5	1.1	19.5	1.0	22.3	1.2

Net income	$22.4	3.1%	$18.3	2.7%	$41.8	2.0%	$10.0	0.6%

Earnings per share:
Basic	$0.17		$0.14		$0.31		$0.07

Diluted	$0.17		$0.14		$0.31		$0.07

Q3 2012 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2011 revenue	$406.6	$161.4	$104.6	$672.6
IDEO ownership transition and divestiture	—	—	(37.3)	(37.3)
Currency translation effects*	—	2.0	2.0	4.0

Q3 2011 revenue, adjusted	406.6	163.4	69.3	639.3
Q3 2012 revenue	484.1	159.6	75.7	719.4
Dealer acquisition	(17.6)	—	—	(17.6)

Q3 2012 revenue, adjusted	466.5	159.6	75.7	701.8

Organic revenue growth (decline)	$59.9	$(3.8)	$6.4	$62.5

Organic revenue growth (decline) %	15%	(2)%	9%	10%

Year-to-Date 2012 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2011 revenue	$1,108.4	$393.9	$311.9	$1,814.2
IDEO ownership transition and divestiture	—	—	(107.6)	(107.6)
Currency translation effects**	4.0	25.0	4.0	33.0

Year-to-date 2011 revenue, adjusted	1,112.4	418.9	208.3	1,739.6
Year-to-date 2012 revenue	1,378.3	447.3	233.7	2,059.3
Dealer acquisition	(40.0)	—	—	(40.0)

Year-to-date 2012 revenue, adjusted	1,338.3	447.3	233.7	2,019.3

Organic revenue growth	$225.9	$28.4	$25.4	$279.7

Organic revenue growth %	20%	7%	12%	16%

*	Currency translation effects represent the estimated net effect of translating Q3 2011 foreign currency revenues using the average exchange rates during Q3 2012.

**	Currency translation effects represent the estimated net effect of translating Q3 2011, Q2 2011, and Q1 2011 foreign currency revenues using the average exchange rates during Q3 2012, Q2 2012, and Q1 2012, respectively.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to	November 25,		November 26,		November 25,		November 26,
Adjusted Operating Income	2011		2010		2011		2010
Operating income	$38.2	5.3%	$26.8	4.0%	$78.6	3.8%	$31.9	1.8%
Add: Restructuring costs	3.8	0.5	8.0	1.2	26.0	1.3	23.5	1.3

Adjusted operating income	$42.0	5.8%	$34.8	5.2%	$104.6	5.1%	$55.4	3.1%

Overview

In Q3 2012, we experienced 10% organic revenue growth compared to the prior year, which represents the seventh consecutive quarter of year-over-year organic revenue growth following the recent financial crisis. The growth is generally consistent with or better than global trends in our industry. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions, even though white collar employment and new construction (traditional industry drivers) have been slow to regain momentum. The broader economic recovery remains challenged by a variety of headwinds, including the ongoing sentiment surrounding European sovereign debt. However, many of our customers have deferred spending during a decade in which various forces have dramatically impacted their work environments, and many are at the point where they are now investing to address these impacts. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped us establish a strong foundation for revenue growth as our customers continue to increase spending. We have begun to make incremental investments in product development, sales and distribution strategies and other growth initiatives. We believe these investments will strengthen our market leadership and help to sustain the momentum we have in our business.

Q3 2012 Compared to Q3 2011

We recorded Q3 2012 net income of $22.4 compared to Q3 2011 net income of $18.3. The increase in net income was driven by higher operating income in the Americas and EMEA, partially offset by lower operating income in the Other category (due to the IDEO ownership transition) and variable life company owned life insurance (“COLI”) losses in the current quarter compared to variable life COLI income in the prior year.

Revenue for Q3 2012 was $719.4 compared to $672.6 in Q3 2011, representing organic revenue growth of 10% after adjusting by $19.7 for the net impact from the IDEO ownership transition and other acquisitions and divestitures and currency translation effects of $4.0. We realized organic revenue growth of 15% in the Americas and 9% in the Other category, while EMEA experienced a decline in organic revenue of 2%. The organic revenue growth in the Americas was broad based and included a higher mix of revenue from some of our largest corporate customers, services and owned dealers.

Operating income grew to $38.2 in Q3 2012, compared to operating income of $26.8 in the prior year which included $3.7 of operating income from IDEO, which is no longer consolidated. Q3 2012 adjusted operating income of $42.0 represented an improvement of $7.2 compared to the prior year, which was primarily due to operating leverage from organic revenue growth (including benefits of improved pricing). These improvements were offset in part by approximately $10 of higher commodity costs, a higher mix of business from some of our largest corporate customers, services and owned dealers, higher spending on product development, sales and distribution strategies and other initiatives and the impact of the IDEO ownership transition. Benefits of improved pricing offset higher commodity costs for the first time in six quarters.

Cost of sales increased slightly to 69.0% of revenue in Q3 2012, a 30 basis point increase compared to Q3 2011. Excluding the impact of deconsolidating IDEO, cost of sales decreased 50 basis points. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) in the quarter was partially offset by a business mix weighted more heavily towards some of our largest corporate customers and services associated with our direct business in the Americas.

Operating expenses in Q3 2012 of $181.1 increased by $5.1 compared to Q3 2011 operating expenses of $176.0. Prior year operating expenses included $12.5 related to IDEO and a small division at PolyVision, which have since been deconsolidated. Aside from this, operating expenses increased $6.2 due to variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan), and $3.5 due to a dealer acquired in Q1 2012. The remaining increase of $7.2 over the prior year relates to increased spending on product development, sales and distribution strategies and other initiatives in the Americas and Asia Pacific, as well as employee and other costs in EMEA.

We recorded restructuring costs of $3.8 in Q3 2012, $3.0 of which was associated with the North America plant closures announced in Q4 2011. In Q3 2011, we recorded restructuring costs of $8.0, $4.1 of which was associated with the project to reorganize our European manufacturing operations announced in Q1 2011. The remaining restructuring costs of $3.9 incurred in Q2 2011 related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business.

Income tax expense recorded for Q3 2012 reflects an estimated annual effective tax rate of 35%.

Year-to-Date 2012 Compared to Year-to-Date 2011

We recorded year-to-date 2012 net income of $41.8 compared to year-to-date 2011 net income of $10.0. Year-to-date 2012 results were affected by the same factors as our Q3 2012 results, as well as lower income tax expense, as the prior year included a charge of $11.4 resulting from U.S. healthcare reform legislation.

Year-to-date 2012 revenue increased $245.1 or 13.5% compared to year-to-date 2011, representing organic revenue growth of 16% after adjusting for the IDEO ownership transition and other acquisitions and divestitures and currency translation effects of $33.0. The organic revenue growth was broad-based, with growth of 20% in the Americas, 7% in EMEA and 12% in the Other category.

Year-to-date 2012 operating income grew to $78.6 compared to $31.9 in the prior year. Year-to-date 2012 adjusted operating income improved to $104.6 from $55.4 in the prior year. This improvement was driven by similar items affecting Q3 2012.

Year-to-date 2012 cost of sales was 69.5%, a 20 basis point increase compared to year-to-date 2011. Excluding the impact of deconsolidating IDEO, cost of sales decreased 70 basis points. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) was offset by higher commodity costs of $30 and a business mix weighted more heavily towards some of our largest corporate customers and services associated with our direct business in the Americas.

Year-to-date 2012 operating expenses of $524.2 increased $23.5 compared to the same period last year but decreased as a percentage of sales to 25.4% from 27.6%. Prior year operating expenses included $35.9 related to IDEO and a small division at PolyVision, which have since been deconsolidated. Aside from this item, operating expenses included a $29.3 increase in variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan), $8.0 due to currency translation effects, and $8.3 of operating expenses related to a dealer acquired in Q1 2012. The remaining increase of $12.6 over the prior year primarily relates to increased spending on product development, sales and distribution strategies and other initiatives in the Americas, as well as employee and other costs in EMEA.

We recorded year-to-date 2012 restructuring costs of $26.0 compared to $23.5 for year-to-date 2011. The year-to-date 2012 amount includes $15.1 associated with the North America plant closures announced in Q4 2011, $6.4 related to the Morocco plant closure announced in Q2 2012, $1.4 associated with the project to reorganize our European manufacturing operations announced in Q1 2011, and $0.9 associated with the divestiture of a small division at PolyVision completed in Q2 2012. The year-to-date 2011 amount included $13.5 associated with the project to reorganize our European manufacturing facilities. The remaining year-to-date 2011 amount primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business.

Year-to-date 2012 income tax expense included a net benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division at PolyVision. Excluding discrete items, income tax expense recorded for year-to-date 2012 reflects an estimated annual effective tax rate of 35%. Year-to-date 2011 income tax expense included a charge of $11.4 resulting from U.S. healthcare reform legislation.

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income (Loss) and	November 25,	November 26,	November 25,	November 26,
Other Income (Expense), Net	2011	2010	2011	2010
Interest expense	$(4.1)	$(4.8)	$(20.1)	$(13.9)
Investment income (loss)	(0.6)	3.7	(0.3)	10.5
Other income (expense), net:
Equity in income of unconsolidated ventures	1.7	1.4	5.4	3.3
Miscellaneous, net	(0.6)	(1.3)	(2.3)	0.5

Total other income (expense), net	1.1	0.1	3.1	3.8

Total interest expense, investment income (loss) and other income (expense), net	$(3.6)	$(1.0)	$(17.3)	$0.4

Year-to-date 2012 interest expense included $7.7 associated with $250 of senior notes which matured and were repaid in Q2 2012. The Q3 and year-to-date 2012 change in investment income (loss) was primarily driven by losses from variable life COLI policies compared to income in the prior year.

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

	Three Months Ended				Nine Months Ended
	November 25,		November 26,		November 25,		November 26,
Statement of Operations Data — Americas	2011		2010		2011		2010
Revenue	$484.1	100.0%	$406.6	100.0%	$1,378.3	100.0%	$1,108.4	100.0%
Cost of sales	337.7	69.8	286.4	70.4	962.3	69.8	786.1	70.9
Restructuring costs	3.0	0.6	2.4	0.6	15.5	1.1	5.7	0.5

Gross profit	143.4	29.6	117.8	29.0	400.5	29.1	316.6	28.6
Operating expenses	103.8	21.4	91.4	22.5	297.0	21.6	260.9	23.6
Restructuring costs	0.4	0.1	0.2	0.1	0.4	—	0.9	0.1

Operating income	$39.2	8.1%	$26.2	6.4%	$103.1	7.5%	$54.8	4.9%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to	November 25,		November 26,		November 25,		November 26,
Adjusted Operating Income — Americas	2011		2010		2011		2010
Operating income	$39.2	8.1%	$26.2	6.4%	$103.1	7.5%	$54.8	4.9%
Add: Restructuring costs	3.4	0.7	2.6	0.7	15.9	1.1	6.6	0.6

Adjusted operating income	$42.6	8.8%	$28.8	7.1%	$119.0	8.6%	$61.4	5.5%

Operating income of $39.2 in the Americas increased by $13.0 in Q3 2012 compared to Q3 2011 operating income of $26.2. Adjusted operating income increased by $13.8 in Q3 2012 compared to Q3 2011, due to operating leverage from organic revenue growth (including benefits of improved pricing), offset in part by $8 of higher commodity costs, a higher mix of business from some of our largest corporate customers, services and owned dealers and higher spending on product development, sales and distribution strategies and other initiatives. The $57.6 improvement in year-to-date 2012 adjusted operating income was due to operating leverage from organic revenue growth (including benefits of improved pricing), partially offset by $23 of higher commodity costs, a shift in business mix and higher spending on product development, sales and distribution strategies and other initiatives.

The Americas revenue represented 67.3% of consolidated revenue in Q3 2012. Revenue for Q3 2012 was $484.1 compared to $406.6 in Q3 2011, an increase of $77.5 or 19.1%. After adjusting for revenue of $17.6 from a dealer acquired in Q1 2012, organic revenue growth was $59.9 or 15%. The organic revenue growth in the Americas benefited from a strong beginning backlog and current quarter orders which grew 16% compared to the prior year, which included a pull-forward effect of a November 2010 price increase. Year-to-date 2012 organic revenue growth was $225.9 or 20%. Revenue growth in Q3 2012 is categorized as follows:

•	Product categories — Revenue growth rates were strongest in the Technology category. Details and Turnstone also showed strength relative to the other product categories, and Furniture, Coalesse, and Nurture were slightly above average. Seating was slightly below average, but that was against a strong prior year comparison. Architectural Solutions was flat and Wood experienced a slight decline.

•	Vertical markets — Outside of government (Federal and State and Local), all vertical markets grew with notable strength in Energy and the Technical / Professional markets. The Financial Services and Information Technology sectors also grew at above average rates. Healthcare, Education, and Insurance also grew but at below average rates.

•	Geographic regions — Nearly all geographic regions reported growth compared to the prior year, with the strongest growth rate in the Central region of the U.S.

•	Contract type — Business generated from our marketing programs targeted toward small to mid-sized companies led in terms of growth rates, but Continuing (or day-to-day) business and Project business also showed double digit growth.

Cost of sales decreased to 69.8% of revenue in Q3 2012 compared to 70.4% of revenue in Q3 2011. Higher absorption of fixed costs associated with the organic revenue growth was partially offset by higher commodity costs and a business mix weighted more heavily towards some of our largest corporate customers and services associated with our direct business. Year-to-date 2012 cost of sales improved by 110 basis points and was affected by the same factors as Q3 2012 results.

Operating expenses increased by $12.4 in Q3 2012 compared to the same period last year. The increase was partially driven by increased variable compensation expense of $4.5 (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan) and operating expenses of $3.5 related to a dealer that we acquired in Q1 2012. Year-to-date 2012 operating expenses also increased due to variable compensation of $12.6 and operating expenses related to the dealer acquisition of $8.3. The remaining increases for the quarter and year-to-date periods related to higher spending on product development, sales and distribution strategies and other initiatives.

Restructuring costs of $3.4 incurred in Q3 2012 and $15.9 year-to-date 2012 primarily related to the consolidation of manufacturing facilities announced in Q4 2011.

EMEA

The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions.

	Three Months Ended				Nine Months Ended
	November 25,		November 26,		November 25,		November 26,
Statement of Operations Data — EMEA	2011		2010		2011		2010
Revenue	$159.6	100.0%	$161.4	100.0%	$447.3	100.0%	$393.9	100.0%
Cost of sales	110.1	69.0	112.5	69.7	316.3	70.7	282.2	71.6
Restructuring costs	0.4	0.2	4.1	2.5	8.2	1.8	13.8	3.5

Gross profit	49.1	30.8	44.8	27.8	122.8	27.5	97.9	24.9
Operating expenses	44.5	27.9	41.4	25.7	131.3	29.4	113.4	28.8
Restructuring costs	0.2	0.1	0.2	0.1	1.0	0.2	0.3	0.1

Operating income (loss)	$4.4	2.8%	$3.2	2.0%	$(9.5)	(2.1)%	$(15.8)	(4.0)%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income (Loss) to	November 25,		November 26,		November 25,		November 26,
Adjusted Operating Income (Loss) — EMEA	2011		2010		2011		2010
Operating income (loss)	$4.4	2.8%	$3.2	2.0%	$(9.5)	(2.1)%	$(15.8)	(4.0)%
Add: Restructuring costs	0.6	0.3	4.3	2.6	9.2	2.0	14.1	3.6

Adjusted operating income (loss)	$5.0	3.1%	$7.5	4.6%	$(0.3)	(0.1)%	$(1.7)	(0.4)%

Operating income in EMEA of $4.4 in Q3 2012 represented an increase of $1.2 compared to Q3 2011 operating income of $3.2. The adjusted operating income recorded in Q3 2012 was $5.0 compared to $7.5 in the same period of the prior year. The decline was due to lower volume as well as higher operating costs, including higher commodity costs of $3, partially offset by the benefits of improved pricing and previous restructuring activities. The year-to-date 2012 operating loss of $9.5 was an improvement of $6.3 over the year-to-date 2011 operating loss of $15.8, and the year-to-date 2012 adjusted operating loss of $0.3 was an improvement over the year-to-date 2011 operating loss of $1.7. The improvement was driven primarily by operating leverage from year-to-date organic revenue growth and benefits from improved pricing and previous restructuring activities, offset in part by higher commodity costs and other operating costs.

EMEA revenue represented 22.2% of consolidated revenue in Q3 2012. Revenue for Q3 2012 was $159.6 compared to $161.4 in Q3 2011. After adjusting for favorable currency translation effects of $2, the organic revenue decline was $3.8 or 2%. Strength in Germany, Northern Europe and the rest of EMEA was offset by declines in Spain and France. Year-to-date 2012 organic revenue growth was $28.4 or 7%.

Cost of sales improved by 70 basis points to 69.0% of revenue in Q3 2012 from 69.7% of revenue in Q3 2011. The improvement was primarily driven by benefits from previous restructuring activities. Year-to-date 2012 cost of sales decreased to 70.7% of sales, a 90 basis point improvement compared to year-to-date 2011. This improvement was due to higher absorption of fixed costs associated with the year-to-date organic revenue growth and benefits from previous restructuring activities.

Q3 2012 operating expenses increased by $3.1 and year-to-date 2012 operating expenses increased by $17.7 compared to the prior year. These increases were primarily due to currency translation effects of $1.2 and $8.1, respectively, and higher employee and other operating costs.

Restructuring costs of $0.6 incurred in Q3 2012 primarily relate to employee termination costs associated with the closure of our Morocco manufacturing facility which we announced in Q2 2012. Year-to-date 2012 restructuring costs of $9.2 consist of $6.4 related to the closure of the Morocco manufacturing facility and $2.8 related to the completion of actions launched in prior periods.

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

	Three Months Ended				Nine Months Ended
	November 25,		November 26,		November 25,		November 26,
Statement of Operations Data — Other	2011		2010		2011		2010
Revenue	$75.7	100.0%	$104.6	100.0%	$233.7	100.0%	$311.9	100.0%
Cost of sales	48.5	64.1	62.9	60.1	151.9	65.0	189.8	60.9
Restructuring costs	(0.1)	(0.2)	0.4	0.4	1.0	0.4	0.6	0.2

Gross profit	27.3	36.1	41.3	39.5	80.8	34.6	121.5	38.9
Operating expenses	23.8	31.4	36.1	34.5	73.8	31.6	106.5	34.1
Restructuring costs	(0.1)	(0.1)	0.7	0.7	(0.1)	—	2.2	0.7

Operating income	$3.6	4.8%	$4.5	4.3%	$7.1	3.0%	$12.8	4.1%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to	November 25,		November 26,		November 25,		November 26,
Adjusted Operating Income — Other	2011		2010		2011		2010
Operating income	$3.6	4.8%	$4.5	4.3%	$7.1	3.0%	$12.8	4.1%
Add: Restructuring costs	(0.2)	(0.3)	1.1	1.1	0.9	0.4	2.8	0.9

Adjusted operating income	$3.4	4.5%	$5.6	5.4%	$8.0	3.4%	$15.6	5.0%

The Other category reported operating income of $3.6 in Q3 2012 which represents a decrease of $0.9 compared to operating income of $4.5 in Q3 2011, which included $3.7 from IDEO. Q3 2012 adjusted operating income of $3.4 declined by $2.2 from $5.6 in Q3 2011. The decrease is primarily due to the impact of the IDEO ownership transition. In addition, improved results in Asia Pacific were offset in part by lower operating income from PolyVision which continues to be impacted by reduced K-12 education spending in the United States. Year-to-date 2012 operating income of $7.1 declined from year-to-date 2011 operating income of $12.8, which included $11.8 from IDEO. Year-to-date 2012 results were affected by the same factors as our Q3 2012 results.

Q3 2012 revenue decreased by $28.9 or 27.6% and year-to-date 2012 revenue decreased $78.2 or 25.1%. Excluding the decrease in revenue due to the IDEO ownership transition, the divestiture of a small division at PolyVision, and favorable currency translation effects, organic revenue growth was $6.4 or 9% for Q3 2012 and $25.4 or 12% for year-to-date 2012, driven by strength in the Asia Pacific region.

Cost of sales as a percent of revenue increased by 400 basis points in Q3 2012 compared to Q3 2011. After adjusting for the impact of deconsolidating IDEO, cost of sales increased by 50 basis points. Higher absorption of fixed costs associated with revenue growth in Asia Pacific was more than offset by unfavorable product mix and lower absorption of fixed costs at PolyVision. Year-to-date 2012 cost of sales as a percentage of revenue increased by 410 basis points compared to year-to-date 2011. After adjusting for the impact of deconsolidating IDEO, year-to-date cost of sales increased by 100 basis points, due to similar factors impacting the quarter.

Q3 2012 operating expenses decreased by $12.3 compared to Q3 2011, and year-to-date 2012 operating expenses decreased by $32.7 compared to year-to-date 2011. The Q3 2011 and year-to-date 2011 periods included $11.9 and $35.3, respectively, of operating expenses related to IDEO.

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

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
Statement of Operations Data — Corporate	2011	2010	2011	2010
Operating expenses	$9.0	$7.1	$22.1	$19.9

	Three Months Ended		Nine Months Ended
Reconciliation of Operating Income (Loss) to	November 25,	November 26,	November 25,	November 26,
Adjusted Operating Income (Loss) — Corporate	2011	2010	2011	2010
Operating income (loss)	$(9.0)	$(7.1)	$(22.1)	$(19.9)
Add: Restructuring costs	—	—	—	—

Adjusted operating income (loss)	$(9.0)	$(7.1)	$(22.1)	$(19.9)

The Q3 2012 and year-to-date 2012 increase in Corporate operating expenses primarily relates to higher variable compensation expense related to our EVA-based bonus programs and other incentive compensation plans.

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

	November 25,	February 25,
Primary Liquidity Sources	2011	2011
Cash and cash equivalents	$114.9	$142.2
Short-term investments	51.0	350.8
Variable life company-owned life insurance	108.7	110.3
Availability under credit facilities	168.0	165.7

Total liquidity	$442.6	$769.0

As of November 25, 2011, we held a total of $165.9 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 43% was located in the U.S. and the remaining 57% was located outside of the U.S., primarily in Asia, France and Canada. The majority of our short-term investments are located in the U.S., and are maintained in a managed investment portfolio which primarily consists of U.S. Treasury, U.S. Government agency and corporate debt instruments.

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

The following table summarizes our statements of cash flows for the nine months ended November 25, 2011 and November 26, 2010:

	Nine Months Ended
	November 25,	November 26,
Cash Flow Data	2011	2010
Net cash provided by (used in):
Operating activities	$47.9	$58.8
Investing activities	246.8	(33.4)
Financing activities	(320.1)	(18.2)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.7

Net increase (decrease) in cash and cash equivalents	(27.3)	7.9
Cash and cash equivalents, beginning of period	142.2	111.1

Cash and cash equivalents, end of period	$114.9	$119.0

Cash provided by operating activities

	Nine Months Ended
	November 25,	November 26,
Cash Flow Data — Operating Activities	2011	2010
Net income	$41.8	$10.0
Depreciation and amortization	41.7	49.1
Changes in cash surrender value of COLI	0.9	(10.7)
Changes in deferred income taxes	3.8	6.9
Changes in accounts receivable, inventories and accounts payable	(47.4)	(68.7)
Changes in employee compensation liabilities	(1.1)	20.6
Changes in other operating assets and liabilities	(10.7)	33.3
Other	18.9	18.3

Net cash provided by operating activities	$47.9	$58.8

The change in cash provided by operating activities in year-to-date 2012 compared to year-to-date 2011 was primarily due to an increase in cash generated from net income, partially offset by higher variable compensation payments in Q1 2012, plus Q1 2011 included the receipt of a U.S. income tax refund of approximately $20.

Cash provided by (used in) investing activities

	Nine Months Ended
	November 25,	November 26,
Cash Flow Data — Investing Activities	2011	2010
Capital expenditures	$(49.0)	$(33.3)
Proceeds from disposal of fixed assets	8.1	14.3
Purchases of short-term investments	(161.8)	(14.8)
Liquidations of short-term investments	460.2	3.9
Acquisitions, net of divestitures	(18.2)	—
Other	7.5	(3.5)

Net cash provided by (used in) investing activities	$246.8	$(33.4)

Capital expenditures in year-to-date 2012 were primarily related to investments in product development in the Americas and EMEA, spending on corporate facilities related to campus consolidation in the Americas and progress payments totaling $20 towards a replacement aircraft. In year-to-date 2012, purchases and liquidations of investments activity increased due to our use of the proceeds from the debt issuance in Q4 2011.

Cash used in financing activities

	Nine Months Ended
	November 26,	November 26,
Cash Flow Data — Financing Activities	2010	2010
Repayments of long-term debt	$(255.5)	$—
Dividends paid	(23.9)	(16.2)
Common stock repurchases	(41.0)	(0.3)
Other	0.3	(1.7)

Net cash used in financing activities	$(320.1)	$(18.2)

In August 2011, we repaid $250.0 of senior notes at face value.

We paid dividends of $0.06 per common share during the first three quarters of 2012 and $0.04 per share during the first three quarters in 2011. On December 21, 2011, our Board of Directors declared a dividend of $0.06 per common share to be paid in Q4 2012.

As of the end of Q3 2012, we had $159.8 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. On November 4, 2011, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to $25 of the Company’s common stock on behalf of the Company during the period from November 4, 2011 through March 21, 2012, subject to certain price, market and volume constraints specified in the agreement. As of the end of Q3 2012, there was $21 of remaining availability under this agreement.

Off-Balance Sheet Arrangements

During Q3 2012, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations

During Q3 2012, no material change in our contractual obligations occurred.

Liquidity Facilities

November 25,
Liquidity Facilities	2011
Global committed bank facility	$125.0
Various uncommitted lines	43.0

Total credit lines available	168.0
Less: Borrowings outstanding	—

Available capacity	$168.0

Our $125 global committed, syndicated credit facility expires in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining a commitment from one or more lenders. Borrowings under this facility are unsecured and unsubordinated. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. As of November 25, 2011, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.

The various uncommitted lines may be changed or cancelled by the banks at any time. There were no outstanding borrowings on uncommitted facilities as of November 25, 2011. In addition, we have a revolving letter of credit agreement for $15.5 of which $15.0 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of November 25, 2011. There were no draws on our standby letters of credit during year-to-date 2012 or 2011.

Total consolidated debt as of November 25, 2011 was $292.1. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a $41.3 term loan due in 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.

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

We expect capital expenditures to approximate $60 to $65 in 2012 compared to $46 in 2011. Capital expenditures in year-to-date 2012 included $20 associated with a replacement corporate aircraft delivered in Q3 2012, and we expect to have a total of approximately $8 in spending in 2012 on corporate facilities as a result of campus consolidation. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products. We expect capital expenditures to remain at a relatively high level in fiscal 2013, likely at or above the level of spending in fiscal 2012, as we make incremental investments in our manufacturing processes and product development efforts.

In Q4 2011, we announced the planned closure of three manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. See Note 12 to the condensed consolidated financial statements for additional information.

On December 21, 2011, we announced a quarterly dividend on our common stock of $0.06 per share, or $7.6 to be paid in Q4 2012. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates

During Q3 2012, there have been no changes in the items that we have identified as critical accounting estimates.

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

The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 25, 2011 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 25, 2011. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.

Foreign Exchange Risk

During Q3 2012, no material change in foreign exchange risk occurred.

Interest Rate Risk

During Q3 2012, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk

During Q3 2012, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:

(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 25, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 25, 2011, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during Q3 2012:

				(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	(a)	(b)	Part of Publicly	Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
8/27/11 — 9/30/11	597,614	$6.11	597,614	$174.2
10/1/11 — 10/28/11	1,523,203	$6.53	1,523,203	$164.2
10/29/11 — 11/25/11	604,368	$7.28	604,368	$159.8

Total	2,725,185		2,725,185

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

Item 6.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing
Corporate Controller and
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

Date: January 3, 2012

Exhibit Index

Exhibit
No.		Description
10.1		Summary of Compensation for the Board of Directors of Steelcase Inc., as updated October 11, 2011
10.2		Second Amendment to Aircraft Time-Sharing Agreement, dated November 9, 2011, between Steelcase Inc. and James P. Hackett.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Schema Document
101	.CAL	XBRL Calculation Linkbase Document
101	.LAB	XBRL Labels Linkbase Document
101	.PRE	XBRL Presentation Linkbase Document
101	.DEF	XBRL Definition Linkbase Document