Form 10-K
period 2012-02-24
STEELCASE INC
filed 2012-04-23
CIK 1050825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13873

STEELCASE INC.

(Exact name of registrant as specified in its charter)

Michigan	38-0819050
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

901 44th Street SE Grand Rapids, Michigan	49508
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (616) 247-2710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑         No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer  ☐              Accelerated filer  ☑              Non-accelerated filer  ☐               Smaller reporting company  ☐

                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 26, 2011 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $605 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.

As of April 17, 2012, 85,836,258 shares of the registrant’s Class A Common Stock and 41,215,970 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, to be held on July 11, 2012, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.

FORM 10-K

YEAR ENDED FEBRUARY 24, 2012

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

Our Business

Steelcase is the global leader in furnishing the work experience in office environments. In our 100th anniversary year, we are an insight-led company which helps create great experiences, wherever work happens. We offer a comprehensive portfolio of products and services for the workplace, inspired by insights gained from serving the world’s leading organizations.

Our growth strategy is to leverage our deep understanding of the patterns of work, workers and workplaces to help our existing customers migrate to new ways of working and to grow our business into new customer markets and new geographies. We design for a wide variety of customer needs through our three core brands: Steelcase, Turnstone and Coalesse. Our primary focus is on creativity-based work and workers, meaning any worker doing critical thinking and seeking smart solutions, rather than following a routine process, and we seek to help these people become more productive, engaged and inspired. We support them in a variety of settings, primarily in leading organizations, in emerging geographies and wherever work happens, from hospital rooms and other clinical settings, to classrooms, to small businesses and beyond.

Insights are core to everything we do. We study the ways people work, and we collaborate with a global network of research partners including leading universities, research institutes and corporations. We seek to innovate by understanding the likely evolution of key trends and forces, anticipating the impact of those forces on human behavior and developing insights around emerging social, spatial and informational patterns. By focusing our insights on the intersection of these elements, we translate our insights into an integrated set of products, applications and services that enable better social interactions, enhance collaboration and facilitate greater information sharing.

We create value by translating our insights into products, applications and experiences through thoughtful design, which we define as being smart, desirable and viable. When we understand something new about the way people work and address that insight with a product, it’s smart. When we create experiences or objects that are considered refined and highly relevant, they are desirable. And when we do this with fewer, more understandable elements, it’s viable. We incorporate sustainability in our approach to design, manufacturing, delivery and product life cycle management, and we consider the impact of our work on the environment. At Steelcase our approach to sustainability is holistic, scientific, measureable and long-term in focus.

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

Founded in 1912, Steelcase became a publicly-traded company in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS.” Headquartered in Grand Rapids, Michigan, U.S.A., Steelcase is a global company with approximately 10,000 employees and 2012 revenue of $2.75 billion.

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

Steelcase sub-brands include:

•

Details, which researches, designs and markets worktools, personal lighting and furniture that provide healthy and productive connections between people, their technology, their workplaces and their work.

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

Designtex

Designtex is a design, marketing, sales and distribution business focused on providing insight-led environment enhancement. Designtex products are premium surface materials designed to enhance seating, walls, work stations, floors and ceilings, and can provide privacy, way-finding, motivation, communications and artistic expression.

PolyVision

PolyVision’s main focus is to understand the needs of K-12 teachers and students and to develop tools that bring learning to life in an effort to provide a better learning experience for students globally. PolyVision provides an offering of visual communication solutions, including interactive electronic whiteboards.

Reportable Segments

We operate on a worldwide basis within our Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the consolidated financial statements.

Americas Segment

Our Americas segment serves customers in the United States (“U.S.”), Canada and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Details, Coalesse, Nurture by Steelcase and Turnstone brands.

We serve Americas customers mainly through approximately 250 independent and company-owned dealers and we also sell directly to end-use customers. Our end-use customers are distributed across a broad range of industries and vertical markets including healthcare, government, financial services, higher education and technology, but no industry or vertical market individually represented more than 14% of the Americas segment revenue in 2012.

Each of our dealers maintains its own sales force, which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2012, and the five largest independent dealers collectively accounted for approximately 17% of the segment’s revenue.

In 2012, the Americas segment recorded revenue of $1,842.5, or 67.0% of our consolidated revenue, and as of the end of the year had approximately 6,500 employees, of which approximately 4,300 related to manufacturing.

The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation, Kimball International Inc. and Knoll, Inc. Together with Steelcase, domestic revenue from these companies represents approximately one-half of the U.S. office furniture industry.

EMEA Segment

Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we have the leading market share in Germany, France and Spain. In 2012, approximately 85% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 7% of our consolidated revenue in 2012.

We serve EMEA customers through approximately 400 independent and company-owned dealers. In certain geographic markets, we sell directly to end-use customers. No single independent dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2012. The five largest independent dealers collectively accounted for approximately 9% of the segment’s revenue in 2012.

In 2012, our EMEA segment recorded revenue of $603.1, or 21.9% of our consolidated revenue, and as of the end of the year had approximately 2,200 employees, of which approximately 1,200 related to manufacturing.

The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.

Other Category

The Other category includes Asia Pacific, PolyVision and Designtex. IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011.

Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), Australia, India, Japan and other countries in southeast Asia, primarily under the Steelcase brand with an emphasis on furniture systems and seating solutions. We sell through company-owned and independent dealers to end use customers. Our end-use customers are larger multinational or regional companies spread across a broad range of industries and are located in both established and emerging markets. Our competition includes all the large global competitors as well as many local and regional manufactures.

PolyVision designs and distributes visual communication products, such as interactive electronic whiteboards. PolyVision also manufactures steel and ceramic surfaces for use in multiple applications, but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe.

Designtex primarily sells textiles and wall covering products specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.

In 2012, the Other category accounted for $303.9, or 11.1% of our consolidated revenue, and as of the end of the year had approximately 1,300 employees, of which approximately 700 related to manufacturing.

Corporate

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2012 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate.

Joint Ventures and Other Equity Investments

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. As of February 24, 2012, our investment in these unconsolidated joint ventures and other equity investments totaled $47.7. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Operations.

Customer and Dealer Concentrations

Our largest direct-sale customer accounted for 0.8% of our consolidated revenue in 2012, and our five largest direct-sale customers collectively accounted for 3.4% of our consolidated revenue. However, these percentages do not include revenue from various government agencies. In aggregate, entities purchasing under our U.S. General Services Administration contract collectively accounted for approximately 4% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.

No single independent dealer accounted for more than 5% of our consolidated revenue in 2012. The five largest independent dealers collectively accounted for approximately 11% of our consolidated revenue. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

Working Capital

Our accounts receivable are from our dealers and direct-sale customers. Payment terms vary by country and region. The terms of our Americas segment, and certain markets within the EMEA segment, encourage prompt payment from dealers by offering an early settlement discount. Other international markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventory and accounts payable, which are significant to understanding our business or the industry at large.

Backlog

Our products are generally manufactured and shipped within two to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.

Global Manufacturing and Supply Chain

Manufacturing and Logistics

We have manufacturing operations throughout North America (principally in the United States and Mexico), Europe (principally in France, Germany and Spain) and Asia (principally in China and

Malaysia). We are in the process of localizing production of certain products and establishing the corresponding supply chain in India to serve that market. This initial effort will be completed during 2013 with the ability to add more products as needed.

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

This approach has reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space, while at the same time, allowing us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness. In 2011, we substantially completed a project to reorganize our European manufacturing operations, and we announced the planned closure of three additional manufacturing facilities in North America. We are in the process of moving production within these three facilities to other Steelcase locations in North America and expect to complete these moves by the end of Q1 2014.

In addition to our ongoing focus on enhancing the efficiency of our manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on raw material and component cost savings available through lower cost suppliers around the globe. This global view of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times through improvements with our partners throughout the supply chain.

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

Exclusive of royalty payments, we invested $35.8, $32.0 and $33.0 in research, design and development activities in 2012, 2011 and 2010, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.

Intellectual Property

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “PolyVision,” “Designtex,” “Details,” “Turnstone,” and “Nurture by Steelcase” trademarks.

We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.

Employees

As of February 24, 2012, we had approximately 10,000 employees, including 4,800 hourly employees and 5,200 salaried employees. Additionally, we had approximately 1,800 temporary workers who primarily work in manufacturing. Approximately 220 employees in the U.S. are covered by collective bargaining agreements. Internationally, 1,450 employees are represented by workers’ councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.

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

Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of macroeconomic factors, such as corporate profits,

non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. In recent history, the U.S. office furniture industry has gone through two major downturns, with consumption declining by more than 30% from calendar year 2000 to 2003 and again from 2007 to 2009, according to the Business and Institutional Furniture Manufacturer’s Association. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. We have made a number of changes to adapt our business model to these cycles, but our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery after a cyclical downturn may vary, including by geography or vertical market. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.

Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.

Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in size (and price) of a typical workstation and an increase in work occurring in more collaborative settings and a variety of locations beyond the traditional office. The confluence of these factors could attract new competitors from outside the traditional office furniture industry offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation, insight from our research, product design and features, price, lead time, delivery and service, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering products and services which respond to changes in workplace trends, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.

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

Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market needs,

•	continuing our expansion into adjacent markets such as smaller companies, healthcare clinical spaces and classrooms,

•	growing our market share in emerging markets such as China, India, Africa and the Middle East,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.

If these strategies to diversify and increase our revenues are not sufficient, or if we do not execute these strategies successfully, our results of operations may be adversely affected.

We have been and expect to continue making investments in strategic growth initiatives and new product development. If our return on these investments is lower, or develops more slowly, than we anticipate, the results of our operations may be adversely affected.

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

We rely largely on a network of approximately 650 independent and company-owned dealers to market, deliver and install our products to customers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership which would reduce the risk of disruption but increase our financial exposure.

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

We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) totaling $60.0 which reside primarily in various non-U.S. jurisdictions and reflect a $32.1 valuation allowance. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdiction or implement tax, business or other planning strategies to fully utilize the estimated value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.

Item 1B.    Unresolved Staff Comments:

None.

Item 2.    Properties:

We have operations at locations throughout the U.S. and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and, at present, are in excess of that needed to meet volume needs currently and for the foreseeable future. Our global headquarters is located in Grand Rapids, Michigan, U.S.A. Our owned and leased principal manufacturing and distribution center locations with greater than 100,000 square feet are as follows:

	Number of Principal
Segment/Category Primarily Supported	Locations	Owned	Leased
Americas	13	6	7
EMEA	5	4	1
Other	5	2	3

Total	23	12	11

In 2012, we closed one owned manufacturing facility in our EMEA segment, exited one manufacturing facility previously leased by PolyVision and added one leased distribution facility in the Americas. In addition, we sold and subsequently leased back one manufacturing facility for six months in the Americas.

Item 3.    Legal Proceedings:

We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.    Mine Safety Disclosures:

Not applicable.

Supplementary Item.    Executive Officers of the Registrant:

Our executive officers are:

Name	Age	Position
Sara E. Armbruster	41	Vice President, WorkSpace Futures and Corporate Strategy
Mark A. Baker	51	Senior Vice President, Global Operations Officer
James P. Hackett	57	President and Chief Executive Officer, Director
Nancy W. Hickey	60	Senior Vice President, Chief Administrative Officer
James P. Keane	52	President, Steelcase Group
Frank H. Merlotti, Jr.	61	President, Coalesse
Mark T. Mossing	54	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	50	Senior Vice President, Chief Legal Officer and Secretary
David C. Sylvester	47	Senior Vice President, Chief Financial Officer

Sara E. Armbruster has been Vice President, WorkSpace Futures and Corporate Strategy since May 2009. Ms. Armbruster was Vice President, Corporate Strategy from when she joined Steelcase in 2007 to May 2009.

Mark A. Baker has been Senior Vice President, Global Operations since September 2004 and has been employed by Steelcase since 1995.

James P. Hackett has been President, Chief Executive Officer and Director since December 1994 and has been employed by Steelcase since 1981. Mr. Hackett also serves as a member of the Board of Trustees of the Northwestern Mutual Life Insurance Company and the Board of Directors of Fifth Third Bancorp.

Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001 and has been employed by Steelcase since 1986.

James P. Keane has been President, Steelcase Group since October 2006 and has been employed by Steelcase since 1997.

Frank H. Merlotti, Jr. has been President, Coalesse since October 2006 and has been employed by Steelcase since 2002.

Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008 and was Vice President, Corporate Controller from 1999 to April 2008. Mr. Mossing has been employed by Steelcase since 1993.

Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Legal Officer and Secretary since April 2011 and was Vice President, Chief Legal Officer and Secretary from 2007 to April 2011. Ms. O’Shaughnessy has been employed by Steelcase since 1992.

David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and was Vice President, Chief Financial Officer from 2006 to April 2011. Mr. Sylvester has been employed by Steelcase since 1995.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 17, 2012, we had outstanding 127,052,228 shares of common stock with 7,961 shareholders of record. Of these amounts, 85,836,258 shares are Class A Common Stock with 7,862 shareholders of record and 41,215,970 shares are Class B Common Stock with 99 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
High	$12.12	$11.94	$8.55	$9.86
Low	$9.23	$6.48	$5.40	$6.45
Fiscal 2011
High	$9.47	$8.59	$9.66	$11.23
Low	$6.35	$6.17	$6.17	$9.27

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2012 and 2011 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.

As of February 24, 2012, our global committed, syndicated credit facility contained a restricted payment covenant which established a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we could make in a fiscal year. We were in compliance with this covenant during 2012 and 2011.

During Q1 2013, we entered into a new credit facility, which amended and restated the former facility. The new facility includes a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year but is less restrictive than the old facility. Under the new facility, as long as the Company’s leverage ratio is less than 2.50 to 1.0, there is no restriction on cash dividends and share repurchases. If the Company’s leverage ratio is between 2.50 to 1.0 and the maximum then permitted, the Company’s ability to pay more than $35.0 million in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on the Company’s liquidity. See Note 12 and Note 22 to the consolidated financial statements for additional information.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012	$8.0	$8.0	$7.9	$7.8	$31.7
2011	$5.4	$5.4	$5.4	$5.4	$21.6

Fourth Quarter Share Repurchases

The following table is a summary of share repurchase activity during Q4 2012:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
11/26/11—12/30/11	854,079		$6.75	853,308	$154.1
12/31/11—1/27/12	117,987		$7.46	117,987	$153.2
1/28/12—2/24/12	—		$—	—	$153.2

Total	972,066	(2)		971,295

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of our common stock. This program has no specific expiration date.

(2)	771 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.    Selected Financial Data:

	Year Ended
Financial Highlights	February 24, 2012	February 25, 2011	February 26, 2010	February 27, 2009	February 29, 2008 (1)
Operating Results:
Revenue	$2,749.5	$2,437.1	$2,291.7	$3,183.7	$3,420.8
Gross profit	809.7	717.5	649.8	923.1	1,098.6
Operating income (loss)	97.1	51.5	(11.5)	1.0	202.8
Income (loss) before income tax expense (benefit)	82.0	51.4	(31.1)	(8.8)	211.4
Net income (loss)	56.7	20.4	(13.6)	(11.7)	133.2
Supplemental Operating Data:
Restructuring costs	$(30.5)	$(30.6)	$(34.9)	$(37.9)	$0.4
Goodwill and intangible asset impairment charges	—	—	—	(65.2)	(21.1)
Variable life COLI income (loss) (2)	3.2	10.6	33.1	(41.1)	(0.5)
Per Share Data:
Earnings per common share	$0.43	$0.15	$(0.10)	$(0.09)	$0.93
Dividends paid per common share (3)	$0.24	$0.16	$0.20	$0.53	$2.35
Balance Sheet Data:
Cash and cash equivalents	$112.1	$142.2	$111.1	$117.6	$213.9
Short-term investments	79.1	350.8	68.2	76.0	50.1
Variable life COLI	113.1	110.3	100.3	67.7	109.8
Working capital (4)	240.2	275.5	222.9	246.1	267.5
Total assets	1,701.0	1,996.5	1,677.2	1,750.0	2,124.4
Total debt	291.5	546.8	300.8	255.2	258.7
Total liabilities	992.4	1,278.1	979.6	1,017.2	1,213.5
Total shareholders’ equity	708.6	718.4	697.6	732.8	910.9
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$101.7	$72.7	$(10.9)	$104.2	$249.7
Investing activities	203.2	(254.3)	(10.0)	(61.1)	(91.3)
Financing activities	(334.3)	211.1	13.0	(132.2)	(484.4)

(1)	The fiscal year ended February 29, 2008 contained 53 weeks. All other years shown contained 52 weeks.

(2)	Variable life COLI income (loss) represents the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life company-owned life insurance (“COLI”) policies. In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, variable life COLI income has been recorded in Investment income on the Consolidated Statements of Operations. See Note 9 to the consolidated financial statements for additional information.

(3)	Includes special cash dividend of $1.75 per share paid in January 2008.

(4)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

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

The non-GAAP financial measures used are: (1) organic revenue growth, which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of dealer deconsolidations, divestitures, the IDEO ownership transition and acquisitions, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs and income associated with changes in the cash surrender value of variable life company-owned life insurance policies (“variable life COLI income”). These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.

Financial Summary

Results of Operations

As of the end of the first quarter of fiscal year 2012, we realigned our reportable segments for financial reporting purposes primarily as a result of the previously announced organizational changes to strengthen our position as a globally integrated enterprise. Thus, our reportable segments now consist of the Americas segment, the EMEA segment and the Other category. The accompanying segment data for all prior periods has been reclassified to reflect these realignments. See Note 18 to the consolidated financial statements and “Business Segment Review” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our reportable business segments.

Statement of Operations Data— Consolidated	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Revenue	$2,749.5	100.0%	$2,437.1	100.0%	$2,291.7	100.0%
Cost of sales	1,913.6	69.6	1,693.8	69.5	1,619.9	70.7
Restructuring costs	26.2	1.0	25.8	1.1	22.0	0.9

Gross profit	809.7	29.4	717.5	29.4	649.8	28.4
Operating expenses	708.3	25.8	661.2	27.1	648.4	28.3
Restructuring costs	4.3	0.1	4.8	0.2	12.9	0.6

Operating income (loss)	97.1	3.5	51.5	2.1	(11.5)	(0.5)
Interest expense, investment income and other income (expense), net	(15.1)	(0.5)	(0.1)	(0.0)	(19.6)	(0.9)

Income (loss) before income tax expense (benefit)	82.0	3.0	51.4	2.1	(31.1)	(1.4)
Income tax expense (benefit)	25.3	0.9	31.0	1.3	(17.5)	(0.8)

Net income (loss)	$56.7	2.1%	$20.4	0.8%	$(13.6)	(0.6)%

Earnings per share:
Basic	$0.43		$0.15		$(0.10)

Diluted	$0.43		$0.15		$(0.10)

Organic Revenue Growth—Consolidated	Year Ended
	February 24, 2012	February 25, 2011
Prior year revenue	$2,437.1	$2,291.7
Dealer deconsolidations and divestitures	(8.8)	(63.0)
IDEO ownership transition	(103.4)	(29.0)
Currency translation effects (1)	30.0	(21.0)

Prior year revenue, adjusted	2,354.9	2,178.7
Current year revenue	2,749.5	2,437.1
Dealer acquisition	(55.7)	—

Current year revenue, adjusted	2,693.8	2,178.7

Organic revenue growth	$338.9	$258.4

Organic revenue growth %	14%	12%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income (Loss)— Consolidated	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Operating income (loss)	$97.1	3.5%	$51.5	2.1%	$(11.5)	(0.5)%
Add: Restructuring costs	30.5	1.1	30.6	1.3	34.9	1.5
Less: Variable life COLI income (1)	—	—	—	—	33.1	1.4

Adjusted operating income (loss)	$127.6	4.6%	$82.1	3.4%	$(9.7)	(0.4)%

(1)	In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, COLI income related to our investments in variable life COLI policies has been recorded in Investment income on the Consolidated Statements of Operations. The variable life COLI income previously included in operating income is excluded for comparative purposes.

Overview

During 2012, we experienced 14% organic revenue growth compared to the prior year, including 19% organic revenue growth in the Americas. This growth is better than global trends in our industry. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions. During the second half of 2012, white collar employment and new construction (traditional industry drivers) started to modestly improve in the Americas, but the broader economic recovery remains challenged by a variety of headwinds, including the ongoing sentiment surrounding European sovereign debt.

Additionally, we believe many of our customers have deferred spending during a decade in which various forces have dramatically impacted their work environments, and many are at the point where they are now investing to address these impacts. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped drive our strong revenue growth as our customers increased spending. During the second half of 2012, we increased investments in product development and other initiatives. We believe these investments will strengthen our market leadership and help to sustain the momentum we have in our business.

Beyond our revenue growth, in 2012 we also took a number of steps to improve our operating fitness and organize our business as a globally integrated enterprise, which included implementation of a number of restructuring actions, both in North America and Europe. These actions are expected to reduce our operating costs in future periods.

2012 compared to 2011

We recorded net income of $56.7 in 2012 compared to $20.4 in 2011. The increase in net income was driven by higher operating income in the Americas and Asia Pacific and lower income tax expense, but partially offset by lower operating income due to the IDEO ownership transition, higher interest expense and lower variable life COLI income.

Operating income grew to $97.1 in 2012 compared to $51.5 in 2011. The 2012 adjusted operating income of $127.6 represented an improvement of $45.5 compared to the prior year primarily due to operating leverage from organic revenue growth across all segments, but partially offset by higher operating expenses, including increased spending of $19.9 on product development and other initiatives in the Americas and Asia Pacific, as well as employee and other costs in EMEA.

Revenue for 2012 was $2,749.5 compared to $2,437.1 for 2011, representing organic revenue growth of 14%. The organic revenue growth was broad-based, with organic growth of 19% in the Americas segment, 6% in the EMEA segment and 9% in the Other category.

Cost of sales increased to 69.6% of revenue in 2012, a 10 basis point increase compared to 2011. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) was partially offset by the impact of deconsolidating IDEO, increased commodity costs of $38.3 and a business mix weighted more heavily towards some of our largest corporate customers.

Operating expenses of $708.3 increased by $47.1 in 2012 compared to 2011 but decreased as a percentage of sales to 25.8% in 2012 from 27.1% in 2011. Operating expenses in 2011 included the following:

•	$36.3 related to IDEO and a small division of PolyVision, which have since been deconsolidated,

•	favorable foreign currency translation effects of $8.6 and

•	a gain of $13.2 from the IDEO ownership transition.

Aside from these items, 2012 operating expenses increased primarily due to:

•	higher variable compensation expense of $29.7 (which includes expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan),

•	costs of $13.2 related to a dealer acquired in Q1 2012 and

•	increased spending of $19.9 on product development and other initiatives in the Americas and Asia Pacific, as well as employee and other costs in EMEA.

We recorded restructuring costs of $30.5 in 2012 compared to $30.6 in 2011. The 2012 charges included the following:

•	severance and business exits costs of $17.9 from the previously-announced closure of three manufacturing facilities in North America,

•	severance and business exit costs of $3.0 from the closure of our Morocco manufacturing facility within our EMEA segment,

•	costs of $1.9 from the reorganization of our European manufacturing operations on the basis of specialized competencies and

•	lease impairments of $1.7 and $1.3 in our EMEA and Americas segments, respectively.

See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.

Our 2012 effective tax rate was 31%, which is below the U.S. federal statutory tax rate of 35%. The difference was primarily driven by favorable tax items of $4.5 and other tax benefits related to COLI income and research tax credits, partially offset by U.S. taxes on income repatriated from Canada and other permanent adjustments. See Note 15 to the consolidated financial statements for additional information.

2011 compared to 2010

We recorded net income of $20.4 in 2011 compared to a net loss of $13.6 in 2010. The increase in net income was driven by higher operating income in all of our segments primarily due to operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, offset in part by lower variable life COLI income and an income tax charge of $11.4 resulting from the U.S. healthcare reform legislation enacted in Q1 2011.

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

Revenue for 2011 was $2,437.1 compared to $2,291.7 for 2010, representing organic revenue growth of 12%. The organic revenue growth was broad-based, with organic growth of 13% in the Americas segment, 10% in the EMEA segment and 13% in the Other category.

Cost of sales decreased to 69.5% of revenue in 2011, a 120 basis point improvement compared to 2010. Higher absorption of fixed costs associated with organic revenue growth and benefits from restructuring activities and other cost reduction efforts were partially offset by the reclassification of variable life COLI income, which beginning in Q1 2011 is reported in Investment income, and increased commodity costs of $10.

Operating expenses increased by $12.8 in 2011 compared to 2010. The increase was primarily due to:

•	higher variable compensation expense of $21 related to our Economic Value Added (“EVA”)-based bonus programs,

•	variable life COLI income in the prior year of $13.8,

•	higher compensation costs of $9 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels and

•	increases in other operating costs.

These increases were partially offset by:

•	a reduction of $31.0 from deconsolidations,

•	a gain of $13.2 from the IDEO ownership transition,

•	favorable currency translation effects of approximately $7 and

•	benefits from restructuring activities and other cost reduction efforts.

We recorded restructuring costs of $30.6 in 2011 compared to $34.9 in 2010. The 2011 charges primarily related to the reorganization of our European manufacturing operations on the basis of specialized competencies and several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business. In addition, Q4 2011 included a $10.6 gain related to the sale and leaseback of a facility in Canada offset by $10.1 of restructuring costs associated with the planned closure of three additional manufacturing facilities in North America. See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.

Our 2011 effective tax rate was 60%, significantly higher than the U.S. federal statutory tax rate of 35%. The difference was primarily driven by a tax charge of $11.4 related to a reduction in deferred tax assets related to the U.S. healthcare reform legislation enacted in Q1 2011. See Note 15 to the consolidated financial statements for additional information.

Interest Expense, Investment Income and Other Income (Expense), Net

	Year Ended
Interest Expense, Investment Income and Other Income (Expense), Net	February 24, 2012	February 25, 2011	February 26, 2010
Interest expense	$(25.6)	$(19.3)	$(18.2)

Investment income	5.2	13.3	2.9
Other income (expense), net:
Equity in earnings of unconsolidated affiliates	8.3	6.3	1.2
Miscellaneous, net	(3.0)	(0.4)	(5.5)

Total other income (expense), net	5.3	5.9	(4.3)

Total interest expense, investment income and other income (expense), net	$(15.1)	$(0.1)	$(19.6)

Beginning in Q1 2011, Investment income includes gains and losses from variable life COLI policies. See Note 9 to the consolidated financial statements for additional information.

Interest expense in 2012 includes $7.7 associated with $250 of senior notes which matured and were repaid in Q2 2012. The decrease in investment income in 2012 was driven by lower variable life COLI income.

Business Segment Disclosure

See Note 18 to the consolidated financial statements for additional information regarding our business segments.

Americas

The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Details and Nurture by Steelcase brands.

Statement of Operations Data— Americas	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Revenue	$1,842.5	100.0%	$1,504.6	100.0%	$1,389.4	100.0%
Cost of sales	1,285.0	69.7	1,066.3	70.9	993.0	71.5
Restructuring costs	20.2	1.1	6.6	0.4	8.5	0.6

Gross profit	537.3	29.2	431.7	28.7	387.9	27.9
Operating expenses	405.3	22.0	360.0	23.9	333.4	24.0
Restructuring costs	1.5	0.1	1.1	0.1	4.1	0.3

Operating income	$130.5	7.1%	$70.6	4.7%	$50.4	3.6%

Organic Revenue Growth—Americas	Year Ended
	February 24, 2012	February 25, 2011
Prior year revenue	$1,504.6	$1,389.4
Dealer deconsolidations and divestitures	—	(63.0)
Currency translation effects (1)	3.0	9.0

Prior year revenue, adjusted	1,507.6	1,335.4
Current year revenue	1,842.5	1,504.6
Dealer acquisition	(55.7)	—

Current year revenue, adjusted	1,786.8	1,504.6

Organic revenue growth	$279.2	$169.2

Organic revenue growth %	19%	13%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income—Americas	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Operating income	$130.5	7.1%	$70.6	4.7%	$50.4	3.6%
Add: Restructuring costs	21.7	1.2	7.7	0.5	12.6	0.9
Less: Variable life COLI income (1)	—	—	—	—	32.9	2.3

Adjusted operating income	$152.2	8.3%	$78.3	5.2%	$30.1	2.2%

(1)	In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, COLI income related to our investments in variable life COLI policies has been recorded in Investment income on the Consolidated Statements of Operations. The variable life COLI income previously included in operating income is excluded for comparative purposes.

2012 compared to 2011

Operating income in the Americas grew to $130.5 in 2012, compared to $70.6 in 2011. Adjusted operating income in 2012 grew to $152.2 from $78.3 in 2011, an increase of $73.9 or 94.4%. This increase was primarily driven by operating leverage from organic revenue growth (including benefits from improved pricing) offset in part by $27.7 of higher commodity costs, a higher mix of business from some of our largest corporate customers, services and owned dealers, and higher spending on product development and other initiatives.

The Americas revenue represented 67.0% of consolidated revenue in 2012. Revenue for 2012 was $1,842.5 compared to $1,504.6 in 2011, an increase of $337.9 or 22.5%. After adjusting for revenue of $55.7 from a dealer acquired in 2012 and currency translation effects of $3.0, organic revenue growth was $279.2 or 19%. Revenue growth in 2012 is categorized as follows:

•

Product categories—All product categories grew in 2012. Revenue growth rates were strongest in the Technology category. Details and Turnstone also showed strength relative to the other product categories. Our two largest categories, Furniture and Seating, were in line with the overall average for the year. Coalesse, Wood and Nurture were below the average for the year but still grew at double-digit rates.

•

Vertical markets—Other than State and Local Government, all major vertical markets grew with notable strength in the IT, Technical/Professional and Financial Services sectors. Healthcare and Education revenue growth was in line with the average. Insurance and Federal Government were below average but still grew nicely year over year.

•	Geographic regions—All regions showed growth over 2011, with notable strength in the Central and New York regions of the U.S.

•	Contract type—The strongest growth came from our marketing programs targeted toward small to medium-sized businesses, but project and day-to-day business also grew at strong double-digit rates.

Cost of sales decreased to 69.7% of revenue in 2012 compared to 70.9% of revenue in 2011. Higher absorption of fixed costs associated with organic revenue growth was partially offset by higher commodity costs and a business mix weighted more heavily towards some of our largest corporate customers, owned dealers and services associated with our direct business.

Operating expenses increased by $45.3 in 2012 compared to 2011 primarily due to:

•	higher variable compensation expense of $23.9 (which includes expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan),

•	incremental costs of $13.2 related to a dealer acquired in Q1 2012 and

•	increased spending on product development and other initiatives.

Restructuring costs of $21.7 incurred in 2012 primarily related to the consolidation of manufacturing facilities announced in Q4 2011. In addition, 2011 restructuring included a $10.6 gain related to the sale and leaseback of a facility in Canada.

2011 compared to 2010

Operating income in the Americas grew to $70.6 in 2011 compared to $50.4 in 2010, which included $32.9 of variable life COLI income. Adjusted operating income increased by $48.2, primarily driven by operating leverage from organic revenue growth, and benefits from restructuring activities and other cost reduction efforts, partially offset by:

•	higher compensation costs of $11 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels,

•

incremental variable compensation expense of approximately $6 related to a gain on sale of a facility, which was recorded as a restructuring item, and a gain from the IDEO ownership transition, which was recorded in Corporate,

•	charges related to a product recall and an impairment related to an asset held for sale totaling $8 and

•	increased commodity costs of approximately $7.

The Americas revenue represented 61.7% of consolidated revenue in 2011. Revenue for 2011 was $1,504.6 compared to $1,389.4 in 2010, representing organic revenue growth of 13% after adjusting for dealer deconsolidations and currency translation effects. Revenue growth was broad-based with notable vertical market growth reflected in financial services, technical/professional, higher education, healthcare and government. In addition, seating revenue growth was the strongest across our product categories.

Cost of sales decreased to 70.9% of revenue in 2011, a 60 basis point improvement compared to 2010. Excluding the 140 basis point favorable impact of variable life COLI income in 2010, cost of sales improved by 200 basis points, which was largely driven by higher absorption of fixed costs associated with organic revenue growth and benefits from restructuring activities and other cost reduction efforts, partially offset by higher commodity costs and a product specific warranty charge related to a retrofit project.

Operating expenses increased by $26.6 in 2011 compared to 2010 primarily due to:

•	higher variable compensation expense of $17 related to our EVA-based bonus programs,

•	variable life COLI income in 2010 of $13.6 and

•	higher compensation costs of $8 related to the reinstatement of employee salaries and certain retirement benefits to 2009 levels.

These increases were partially offset by a reduction of $20.6 from dealer deconsolidations as well as benefits of restructuring activities and other cost reduction efforts.

Restructuring costs of $7.7 incurred in 2011 primarily related to the consolidation of manufacturing facilities. In addition, Q4 2011 included a $10.6 gain related to the sale and leaseback of a facility in Canada offset by $10.1 of restructuring costs associated with the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company's long-term competitiveness.

EMEA

The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, seating and storage solutions.

Statement of Operations Data—EMEA	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Revenue	$603.1	100.0%	$547.3	100.0%	$530.3	100.0%
Cost of sales	427.9	70.9	390.5	71.4	376.9	71.1
Restructuring costs	5.0	0.8	18.7	3.4	10.1	1.9

Gross profit	170.2	28.3	138.1	25.2	143.3	27.0
Operating expenses	175.0	29.0	156.1	28.5	160.4	30.2
Restructuring costs	3.0	0.5	0.4	0.1	4.9	0.9

Operating loss	$(7.8)	(1.3)%	$(18.4)	(3.4)%	$(22.0)	(4.1)%

Organic Revenue Growth—EMEA	Year Ended
	February 24, 2012	February 25, 2011
Prior year revenue	$547.3	$530.3
Currency translation effects (1)	22.0	(35.0)

Prior year revenue, adjusted	569.3	495.3
Current year revenue	603.1	547.3

Organic revenue growth	$33.8	$52.0

Organic revenue growth %	6%	10%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income (Loss)—EMEA	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Operating loss	$(7.8)	(1.3)%	$(18.4)	(3.4)%	$(22.0)	(4.1)%
Add: Restructuring costs	8.0	1.3	19.1	3.5	15.0	2.8
Less: Variable life COLI income	—	—	—	—	—	—

Adjusted operating income (loss)	$0.2	0.0%	$0.7	0.1%	$(7.0)	(1.3)%

2012 compared to 2011

EMEA reported an operating loss of $7.8 in 2012 compared to an operating loss of $18.4 in 2011. Adjusted operating income of $0.2 represented a decline of $0.5 compared to 2011. Overall, the profit decline was primarily driven by higher operating expenses, including higher employee expenses, offset in part by leverage from organic revenue growth.

EMEA revenue represented 21.9% of consolidated revenue in 2012. Revenue for 2012 was $603.1 compared to $547.3 in 2011, representing organic revenue growth of 6% after adjusting for currency translation effects. During 2012, Northern Europe and Germany showed double digit organic revenue growth, and the rest of EMEA showed mid single digit organic revenue growth, while France and Spain revenue declined.

Cost of sales decreased to 70.9% of revenue in 2012, a 50 basis point improvement compared to 2011. The improvement was mainly due to higher absorption of fixed costs associated with higher volume, improved pricing, and benefits from restructuring activities and other cost reduction efforts, offset in part by higher commodity costs of $10.2 and higher overhead costs.

2012 operating expenses increased by $18.9 due to higher employee expenses, including variable compensation expense associated with our EVA-based bonus programs, annual employee merit increases and additional headcount in support of sales and distribution, offset by $7.7 of favorable foreign currency translation effects.

Restructuring costs of $8.0 incurred in 2012 primarily related to the project to reorganize our European manufacturing operations, which we have completed. The total cost was slightly higher than our estimates because more employees than anticipated accepted the severance offer.

2011 compared to 2010

EMEA reported an operating loss of $18.4 in 2011 compared to an operating loss of $22.0 in 2010. The adjusted operating loss of $0.7 represented an improvement of $7.7 compared to 2010. Overall, the profit improvement was primarily driven by operating leverage from organic revenue growth and benefits from restructuring activities and other cost reduction efforts, offset in part by higher commodity costs and other operating costs. Our results in the United Kingdom continued to be negatively affected by unfavorable currency impacts.

EMEA revenue represented 22.5% of consolidated revenue in 2011. Revenue for 2011 was $547.3 compared to $530.3 in 2010, representing organic revenue growth of 10% after adjusting for currency translation effects. During 2011, all regions reported organic revenue growth, with notable increases in Germany and Spain. Large projects in Spain more than offset the recessionary impact on our revenue.

Cost of sales increased to 71.4% of revenue in 2011, a 30 basis point erosion compared to 2010. The increase was primarily due to higher commodity costs and disruption costs associated with the reorganization of manufacturing operations.

2011 operating expenses decreased by $4.3 due to benefits from restructuring activities and other cost reduction efforts and favorable currency translation effects of approximately $10.4, offset by higher variable compensation expense related to our EVA-based bonus programs and higher bad debt charges.

Restructuring costs of $19.1 incurred in 2011 primarily related to the project to reorganize our European manufacturing operations. The total estimated cost was slightly higher than our estimates because more employees than anticipated voluntarily accepted a severance offer.

Other

The Other category includes Asia Pacific, PolyVision and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. PolyVision designs and manufactures visual communication products, such as interactive electronic whiteboards which are sold into the primary and secondary education markets around the world. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force. IDEO was consolidated in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. See Note 19 to the consolidated financial statements for additional information.

Statement of Operations Data—Other	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Revenue	$303.9	100.0%	$385.2	100.0%	$372.0	100.0%
Cost of sales	200.7	66.0	237.0	61.5	250.0	67.2
Restructuring costs	1.0	0.4	0.5	0.1	3.4	0.9

Gross profit	102.2	33.6	147.7	38.4	118.6	31.9
Operating expenses	97.6	32.1	131.0	34.0	136.8	36.8
Restructuring costs	(0.2)	(0.1)	3.3	0.9	3.9	1.0

Operating income (loss)	$4.8	1.5%	$13.4	3.5%	$(22.1)	(5.9)%

Organic Revenue Growth—Other	Year Ended
	February 24, 2012	February 25, 2011
Prior year revenue	$385.2	$372.0
Divestiture	(8.8)	—
IDEO ownership transition	(103.4)	(29.0)
Currency translation effects (1)	5.0	(2.0)

Prior year revenue, adjusted	278.0	341.0
Current year revenue	303.9	385.2

Organic revenue growth	$25.9	$44.2

Organic revenue growth %	9%	13%

(1)	Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income (Loss)—Other	Year Ended
	February 24, 2012		February 25, 2011		February 26, 2010
Operating income (loss)	$4.8	1.5%	$13.4	3.5%	$(22.1)	(5.9)%
Add: Restructuring costs	0.8	0.3	3.8	1.0	7.3	1.9
Less: Variable life COLI income	—	—	—	—	—	—

Adjusted operating income (loss)	$5.6	1.8%	$17.2	4.5%	$(14.8)	(4.0)%

2012 compared to 2011

The Other category reported operating income of $4.8 in 2012 compared to $13.4 in 2011, which included $11.8 from IDEO. Adjusted operating income decreased by $11.6 primarily due to the impact of the IDEO ownership transition. In addition, improved results in Asia Pacific were offset in part by lower operating income from PolyVision which continues to be impacted by reduced funding for education from state and local governments in the United States.

2012 revenue of $303.9 decreased by $81.3 compared to 2011 revenue of $385.2. Excluding the decrease in revenue due to the IDEO ownership transition, the divestiture of a small division at PolyVision and currency translation effects, organic revenue growth was $25.9 or 9%, driven by strength in the Asia Pacific region.

Cost of sales as a percent of revenue increased by 450 basis points in 2012 compared to 2011. After adjusting for the impact of deconsolidating IDEO, cost of sales increased by 190 basis points. Higher absorption of fixed costs associated with revenue growth in Asia Pacific was more than offset by unfavorable product mix and lower absorption of fixed costs at PolyVision.

Operating expenses in the Other category decreased by $33.4 to $97.6 in 2012 compared to $131.0 in 2011. The decrease was driven by the deconsolidation of IDEO in 2011, which had the effect of decreasing operating expenses by $35.3.

2011 compared to 2010

Operating income in the Other category increased by $35.5 in 2011 compared to 2010. Adjusted operating income improved by $32.0 primarily due to:

•	improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.,

•	benefits from restructuring activities and other cost reduction efforts and

•	revenue growth at IDEO through Q3 2011.

2011 revenue increased by $13.2 compared to 2010, representing organic growth of 13% after adjusting for the IDEO ownership transition. PolyVision experienced single digit revenue growth; however, excluding the impact of businesses exited in 2010, PolyVision revenue increased by 17%. IDEO experienced a significant increase in revenue through Q3 2011 compared to the same period in 2010 as a result of a number of large consulting projects.

Cost of sales as a percent of revenue improved by 570 basis points compared to 2010 primarily due to improvements at PolyVision as a result of growth in higher margin Technology and Surfaces product categories and benefits from the 2010 exit of lower margin businesses in the U.S.

Operating expenses decreased by $5.8 due to $10.4 from the IDEO deconsolidation in Q4 2011 offset by higher variable compensation expense related to our EVA-based bonus programs.

Restructuring costs of $3.8 in 2011 primarily related to the consolidation of manufacturing facilities.

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

Corporate

Approximately 82% of corporate expenses were charged to the operating segments in each of 2012, 2011 and 2010 as part of a corporate allocation. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate. Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities.

Statement of Operations Data—Corporate	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Operating expenses	$30.4	$14.1	$17.8

2011 operating expenses include a $13.2 gain from the ownership transition of IDEO. Related variable compensation expense was allocated among the Americas and EMEA segments, the Other category and Corporate. Excluding this gain, the increase in Corporate operating expenses primarily relates to higher variable compensation expense related to our EVA-based bonus programs in the current year.

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

Primary Liquidity Sources	February 24, 2012	February 25, 2011
Cash and cash equivalents	$112.1	$142.2
Short-term investments	79.1	350.8
Variable life COLI	113.1	110.3
Availability under credit facilities	174.2	165.7

Total primary liquidity sources	$478.5	$769.0

As of February 24, 2012, we held a total of $191.2 in cash and cash equivalents and short-term investments. All of our short-term investments are located in the U.S. Of our total cash and cash equivalents, approximately 51% was located in the U.S. and the remaining 49%, or $55.0, was located outside of the U.S., primarily in Asia, France and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries or available to repay intercompany debt, and in Canada and Mexico, such amounts are expected to be utilized to meet local working capital requirements.

The majority of our short-term investments are maintained in the U.S. in a managed investment portfolio, which primarily consists of U.S. agency debt securities, U.S. government debt securities, corporate debt securities and municipal debt securities. The short-term investment balance as of February 25, 2011 included $246.9 from the net proceeds received in Q4 2011 from the issuance of unsecured unsubordinated senior notes, due in February 2021. In Q2 2012, the net proceeds were used, together with available cash on hand, to repay the outstanding $250 aggregate principal amount of our 6.5% senior notes due August 15, 2011.

Our investments in COLI policies are recorded at their net cash surrender value. We consider our investments in variable life COLI policies to be primarily a source of corporate liquidity, and our investments in whole life COLI policies represent an additional potential source of liquidity, as their designation to fund employee benefit plan obligations can be changed at any time. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies are sufficient to meet their obligations. See Note 9 to the consolidated financial statements for more information.

Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Net cash flow provided by (used in):
Operating activities	$101.7	$72.7	$(10.9)
Investing activities	203.2	(254.3)	(10.0)
Financing activities	(334.3)	211.1	13.0
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.6	1.4

Net increase (decrease) in cash and cash equivalents	(30.1)	31.1	(6.5)
Cash and cash equivalents, beginning of period	142.2	111.1	117.6

Cash and cash equivalents, end of period	$112.1	$142.2	$111.1

Cash provided by (used in) operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Net income (loss)	$56.7	$20.4	$(13.6)
Depreciation and amortization	56.4	64.4	74.2
Changes in accounts receivable, inventories, and accounts payable, net of deconsolidation	(11.1)	(59.5)	61.9
Changes in cash surrender value of COLI	(4.5)	(13.5)	(38.0)
Changes in deferred income taxes	13.6	11.3	(18.2)
Changes in employee compensation liabilities	(32.5)	3.4	(85.5)
Changes in other operating assets and liabilities, net of deconsolidation	(23.1)	29.6	(37.9)
Other	46.2	16.6	46.2

Net cash provided by (used in) operating activities	$101.7	$72.7	$(10.9)

The change in cash provided by operating activities in 2012 compared to 2011 was primarily due to an increase in cash generated from net income, partially offset by higher variable compensation payments in Q1 2012, and Q1 2011 included the receipt of a U.S. income tax refund of approximately $20.

Cash provided by (used in) investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Capital expenditures	$(64.9)	$(46.0)	$(35.2)
Proceeds from disposal of fixed assets	11.7	44.9	9.4
Proceeds from IDEO ownership transition	—	29.8	—
Purchases of investments	(195.8)	(335.4)	(4.7)
Liquidations of investments	466.1	59.0	15.6
Acquisitions	(20.9)	—	—
Other, net	7.0	(6.6)	4.9

Net cash provided by (used in) investing activities	$203.2	$(254.3)	$(10.0)

Capital expenditures in 2012 were primarily related to investments in product development in the Americas and EMEA, spending on corporate facilities related to campus consolidation in the Americas and payments totaling $20 towards a replacement aircraft. In Q4 2011, we issued $250 in unsecured unsubordinated senior notes, which generated net proceeds of $247 which were subsequently invested in short-term investments. In Q2 2012 we liquidated these investments to repay $250 in senior notes. See Note 12 to the consolidated financial statements for additional information.

Cash provided by (used in) financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Borrowings (repayments) of short-term and long-term debt, net	$(256.0)	$243.1	$45.5
Dividends paid	(31.7)	(21.6)	(26.9)
Common stock repurchases, net of issuances	(47.7)	(10.8)	(4.6)
Other	1.1	0.4	(1.0)

Net cash provided by (used in) financing activities	$(334.3)	$211.1	$13.0

In Q2 2012, we repaid $250.0 of senior notes at face value with the proceeds from the issuance of senior notes in Q4 2011.

We paid dividends of $0.06 per common share during each quarter in 2012. We paid $0.04 per common share during each quarter in 2011 and the last three quarters of 2010 and $0.08 per common share during the first quarter of 2010. On March 22, 2012 our Board of Directors declared a dividend of $0.09 per common share to be paid in Q1 2013.

During 2012, 2011 and 2010, we made common stock repurchases of $47.7, $10.8, and $4.6, respectively, all of which related to our Class A Common Stock. As of February 24, 2012, we had $153.2 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. On November 4, 2011, we entered into a stock repurchase agreement with an independent third party broker under which the broker was authorized to repurchase up to $25 of the Company’s common stock on behalf of the Company during the period from November 4, 2011 through March 21, 2012, subject to certain price, market and volume constraints specified in the agreement. As of the end of 2012, there was $15 remaining availability under this agreement, and no repurchases were completed during March 2012.

Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $0.1, $0.7 and $0.4 in 2012, 2011 and 2010, respectively.

Capital Resources

Off-Balance Sheet Arrangements

We are contingently liable under loan and lease guarantees for certain Steelcase dealers and joint ventures in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. See Note 17 to the consolidated financial statements for additional information.

Contractual Obligations

Our contractual obligations as of February 24, 2012 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$291.5	$2.6	$5.0	$4.8	$279.1
Estimated interest on debt obligations	149.8	17.4	34.9	33.8	63.7
Operating leases	167.1	44.7	66.2	37.4	18.8
Committed capital expenditures	12.9	12.9	—	—	—
Purchase obligations	39.0	23.0	5.6	5.3	5.1
Other liabilities	2.1	2.1	—	—	—
Employee benefit and compensation obligations	244.0	83.8	43.8	34.7	81.7

Total	$906.4	$186.5	$155.5	$116.0	$448.4

Total consolidated debt as of February 24, 2012 was $291.5. Of our total debt, $249.9 is in the form of term notes due in February 2021 and $40.8 is related to financing secured by our corporate aircraft.

We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through fiscal 2023. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.

Committed capital expenditures represent obligations we have related to property, plant and equipment purchases.

We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.

Other liabilities represent obligations for foreign exchange forward contracts.

Employee benefit obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution, severance arrangements and variable compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of the Compensation Committee of the Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 13 to the consolidated financial statements for additional information.

The contractual obligations table above is current as of February 24, 2012. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. Our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to fulfill our existing contractual obligations.

Liquidity Facilities

Our total liquidity facilities as of February 24, 2012 were:

Liquidity Facilities	February 24, 2012
Global committed bank facility	$125.0
Various uncommitted lines	49.2

Total credit lines available	174.2
Less:
Borrowings outstanding	—

Available capacity	$174.2

As of February 24, 2012 and February 25, 2011, there were no borrowings outstanding under our global committed, syndicated credit facility. The facility required us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility required us to comply with certain other terms and conditions, including a restricted payment covenant which established a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 24, 2012 and February 25, 2011, we were in compliance with all covenants under the facility. During Q1 2013, we entered into a new credit facility, which amended and restated the former facility. See Note 12 and Note 22 to the consolidated financial statements for additional information.

The various uncommitted lines may be changed or cancelled by the banks at any time. There were no outstanding borrowings on uncommitted facilities as of February 24, 2012. In addition, we have a revolving letter of credit agreement for $12.9 of which $12.3 was utilized primarily related to our self-insured workers’ compensation programs as of February 24, 2012. There were no draws on our standby letters of credit during 2012. See Note 12 to the consolidated financial statements for additional information.

Total consolidated debt as of February 24, 2012 was $291.5. Our debt primarily consists of $249.9 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a $40.8 term loan due in Q2 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities. See Note 12 and Note 22 to the consolidated financial statements for additional information.

Liquidity Outlook

Our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe the timing, strength and continuity of the economic recovery across the geographies we serve remain uncertain which may continue to challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and have flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.

Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We expect capital expenditures to total between $75 and $85 in 2013 compared to $65 in 2012. This amount includes the completion of our campus consolidation in North America, global product development projects and facilities updates in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company's long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to be completed by the end of Q1 2014. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves.

On March 22, 2012, we announced a quarterly dividend on our common stock of $0.09 per share, or $11.4 to be paid in Q1 2013. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.

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

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using six reporting units where goodwill is recorded: Americas and Coalesse within the Americas reportable segment, EMEA, Asia Pacific, and Designtex and PolyVision within the Other category.

Annually in Q4, or earlier if conditions indicate it is necessary, we also perform an impairment analysis of our intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. We also perform an impairment analysis of our intangible assets subject to amortization during interim periods upon the occurrence of certain events or changes in circumstance. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.

As of February 24, 2012, we had $176.6 of goodwill and $18.8 of net intangible assets recorded on our Consolidated Balance Sheets as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$90.7	$8.6
EMEA	30.0	—
Other category	55.9	10.2

Total	$176.6	$18.8

During Q4 2012, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow valuation (“DCF”) method and reconciled the fair value of our reporting units to the sum of our total market capitalization plus a control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.

As part of the reconciliation to our adjusted market capitalization, we made adjustments to the estimated future cash flows, as well as the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 13.0% to 14.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.

As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$735.0
EMEA	108.0
Other category	74.0

For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$610.0
EMEA	83.0
Other category	56.0

Based on the sensitivity analysis above, no reporting units would have had goodwill balances in excess of enterprise value available for goodwill as of the valuation date.

See Note 2 and Note 10 to the consolidated financial statements for additional information.

Income Taxes

Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly and balances are adjusted as new information becomes available.

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $1.2.

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

Future tax benefits of tax loss and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of February 24, 2012, we recorded tax benefits from the operating loss carryforwards of $92.1, but we have also recorded valuation allowances totaling $32.1, which reduced our realized tax benefit to $60.0. Additionally, we have recognized tax benefits from tax credit carryforwards of $30.7. It is considered more likely than not that a combined cash benefit of $91.6 will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established or adjusted.

As of February 24, 2012, we have recorded partial valuation allowances totaling $29.6 on certain net operating loss carryforwards totaling $77.6. These carryforward benefits relate to jurisdictions that allow indefinite carryforward periods and in which we have reported cumulative losses in the most recent three years. Our judgment regarding the utilization of these net operating losses is based on our conclusion that we have sufficient evidence that it is more likely than not that we will generate future taxable income in these jurisdictions. The key factors that we considered in our analysis included the impact of restructuring activities and tax planning strategies, as well as the impact of the cyclical nature of our business on future sales levels. Our judgment related to the realization of the deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.

A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2012 of approximately $9.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

See Note 15 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits

The Company sponsors a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 24, 2012 and February 25, 2011, the benefit obligations, fair value of plan assets and funded status of these plans are as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 24, 2012	February 25, 2011	February 24, 2012	February 25, 2011
Benefit plan obligations	$95.0	$87.3	$90.9	$110.5
Fair value of plan assets	49.1	50.2	—	—

Funded status	$(45.9)	$(37.1)	$(90.9)	$(110.5)

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

As of February 24, 2012, approximately 68% of our unfunded defined benefit pension obligations related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. This plan is unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. The asset values of the whole life COLI policies are not segregated in a trust specifically for the plan, thus are not considered plan assets. Changes in the values of these policies have no effect on the defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.

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

To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (Ryan ALM 45/95 curve) with a primary focus for our domestic plans. The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each fiscal year.

Based on consolidated benefit obligations as of February 24, 2012, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2012 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $15. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 24, 2012, our initial rates of 8.10% for pre-age 65 retirees and 6.48% for post-age 65 retirees were trended downward by each year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium.

Based on consolidated benefit obligations as of February 24, 2012, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2012 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of February 24, 2012, we had consolidated unamortized prior service credits and net experience gains of $23.4, as compared to $22.9 as of February 25, 2011, recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In both 2012 and 2011, we transacted business in 16 primary currencies worldwide, of which the most significant were the euro, the Canadian dollar and the pound sterling. Revenue from foreign locations represented approximately 36% of our consolidated revenue in 2012, 38% in 2011 and 36% in 2010. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.

We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have decreased operating income by approximately $2 in both 2012 and 2011, assuming no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 24, 2012 and February 25, 2011, the cumulative net currency translation adjustments reduced shareholders’ equity by $17.8 and $18.6, respectively.

Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2012 and 2011, net transaction losses were $0.3 and $1.2, respectively.

See Note 2 to the consolidated financial statements for additional information.

Interest Rate Risk

We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and corporate debt securities. Additionally we held $16.7 investments in auction rate securities and Canadian $5.0 par asset-backed commercial paper restructuring notes as of February 24, 2012 and February 25, 2011, which are classified as long-term investments as no liquid markets currently exist for these securities. The risk on our short-term and long-term borrowings is primarily related to a loan with a balance of $40.8 and $43.1 as of February 24, 2012 and February 25, 2011, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 3.35%.

We estimate a 1% increase in interest rates would have increased our results of operations by approximately $1 in 2012 and would not have had a material impact in 2011, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 24, 2012, approximately 39% of our fixed-income investments mature within one year, approximately 23% in two years and approximately 29% in three to five years.

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

As a result of changes in commodity costs, cost of sales increased approximately $38 and $10 during 2012 and 2011, respectively. The increase in commodity costs during 2012 was driven primarily by higher steel and fuel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $22 and $9 in 2012 and 2011, respectively.

Fixed Income and Equity Price Risk

We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. During 2010, our results of operations were significantly impacted by COLI income related to our investments in variable life COLI policies. We recognized non-taxable income of $33.1 in 2010 related to variable life COLI income in Operating income on the Consolidated Statements of Operations. In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. Accordingly, we set the allocation of our investments in variable life COLI policies to a more conservative profile with a heavier weighting to fixed income securities, and we began recognizing variable life COLI income in Investment income on the Consolidated Statements of Operations. In Q4 2012, we further revised the allocation of our investments in variable life COLI policies to include only fixed income securities. See Note 9 to the consolidated financial statements for additional information.

We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would have reduced our net income by approximately $2 in both 2012 and 2011. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns.

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

Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 24, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

STEELCASE INC.

GRAND RAPIDS, MICHIGAN

We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 24, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended February 24, 2012 of the Company and our report dated April 23, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

STEELCASE INC.

GRAND RAPIDS, MICHIGAN

We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 24, 2012 and February 25, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 24, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 24, 2012 and February 25, 2011 and the results of their operations and their cash flows for each of the three years in the period ended February 24, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 24, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 23, 2012

STEELCASE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Revenue	$2,749.5	$2,437.1	$2,291.7
Cost of sales	1,913.6	1,693.8	1,619.9
Restructuring costs	26.2	25.8	22.0

Gross profit	809.7	717.5	649.8
Operating expenses	708.3	661.2	648.4
Restructuring costs	4.3	4.8	12.9

Operating income (loss)	97.1	51.5	(11.5)
Interest expense	(25.6)	(19.3)	(18.2)
Investment income	5.2	14.0	3.1
Other income (expense), net	5.3	5.2	(4.5)

Income (loss) before income tax expense (benefit)	82.0	51.4	(31.1)
Income tax expense (benefit)	25.3	31.0	(17.5)

Net income (loss)	$56.7	$20.4	$(13.6)

Earnings per share:
Basic	$0.43	$0.15	$(0.10)

Diluted	$0.43	$0.15	$(0.10)

Dividends declared and paid per common share	$0.24	$0.16	$0.20

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	February 24, 2012	February 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$112.1	$142.2
Short-term investments	79.1	350.8
Accounts receivable, net of allowances of $19.6 and $23.1	271.4	271.0
Inventories	139.5	127.1
Deferred income taxes	42.4	58.0
Prepaid expenses	17.5	17.6
Other current assets	40.1	45.6

Total current assets	702.1	1,012.3

Property, plant and equipment, net of accumulated depreciation of $1,215.3 and $1,228.1	346.9	345.8
Company-owned life insurance	227.6	223.1
Deferred income taxes	132.5	132.2
Goodwill	176.6	174.8
Other intangible assets, net of accumulated amortization of $60.2 and $58.7	18.8	21.7
Investments in unconsolidated affiliates	47.7	45.2
Other assets	48.8	41.4

Total assets	$1,701.0	$1,996.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191.3	$195.0
Short-term borrowings and current portion of long-term debt	2.6	255.5
Accrued expenses:
Employee compensation	123.0	136.3
Customer deposits	15.0	18.0
Product warranties	14.0	17.3
Employee benefit plan obligations	22.6	15.5
Other	93.4	99.2

Total current liabilities	461.9	736.8

Long-term liabilities:
Long-term debt less current maturities	288.9	291.3
Employee benefit plan obligations	161.1	170.0
Other long-term liabilities	80.5	80.0

Total long-term liabilities	530.5	541.3

Total liabilities	992.4	1,278.1

Shareholders’ equity:
Preferred Stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 85,260,736 and 88,009,433 issued and outstanding	1.1	48.5
Class B Common Stock-no par value; 475,000,000 shares authorized, 41,228,593 and 44,225,135 issued and outstanding	—	—
Additional paid-in capital	32.6	20.2
Accumulated other comprehensive income (loss)	0.8	0.6
Retained earnings	674.1	649.1

Total shareholders’ equity	708.6	718.4

Total liabilities and shareholders’ equity	$1,701.0	$1,996.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)

February 27, 2009	133,801,321	$59.8	$—	$4.7	$(22.5)	$690.8	$732.8	$(51.6)

Common stock issuance	44,346	0.2					0.2
Common stock repurchases	(1,060,743)	(4.6)					(4.6)
Tax effect of exercise of stock awards		(1.0)					(1.0)
Stock compensation related to IDEO ownership transition				0.3			0.3
Restricted stock expense		0.3					0.3
Restricted stock units converted to common stock	144,595	1.6		(1.6)			—
Performance shares converted to common stock, restricted stock and restricted stock units	33,692	0.7		(0.7)			—
Performance share, performance units and restricted stock units expense				5.5			5.5
Other comprehensive income					4.6		4.6	4.6
Dividends paid ($0.20 per share)						(26.9)	(26.9)
Net loss						(13.6)	(13.6)	(13.6)

February 26, 2010	132,963,211	$57.0	$—	$8.2	$(17.9)	$650.3	$697.6	$(9.0)

Common stock issuance	41,720	0.3					0.3
Common stock repurchases	(1,001,590)	(10.8)					(10.8)
Tax effect of exercise of stock awards				0.4			0.4
Stock compensation related to IDEO ownership transition				6.5			6.5
Restricted stock expense		0.1					0.1
Restricted stock units converted to common stock	231,227	1.9		(1.9)			—
Performance share, performance units and restricted stock units expense				7.0			7.0
Other comprehensive income					18.5		18.5	18.5
Dividends paid ($0.16 per share)						(21.6)	(21.6)
Net income						20.4	20.4	20.4

February 25, 2011	132,234,568	$48.5	$—	$20.2	$0.6	$649.1	$718.4	$38.9

Common stock issuance	38,888	0.3					0.3
Common stock repurchases	(5,802,293)	(47.7)					(47.7)
Tax effect of exercise of stock awards				1.1			1.1
Restricted stock units issued as common stock	18,166
Performance units and restricted stock units expense				11.3			11.3
Other comprehensive income					0.2		0.2	0.2
Dividends paid ($0.24 per share)						(31.7)	(31.7)
Net income						56.7	56.7	56.7

February 24, 2012	126,489,329	$1.1	$—	$32.6	$0.8	$674.1	$708.6	$56.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
OPERATING ACTIVITIES
Net income (loss)	$56.7	$20.4	$(13.6)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	56.4	64.4	74.2
Changes in cash surrender value of COLI	(4.5)	(13.5)	(38.0)
(Gain) loss on disposal of fixed assets	4.6	(5.7)	3.4
Gain from IDEO ownership transition	—	(13.2)	—
Deferred income taxes	13.6	11.3	(18.2)
Pension and post-retirement benefit cost (benefit)	(0.9)	4.0	5.9
Restructuring costs	30.5	30.6	34.9
Non-cash stock compensation	11.6	7.4	5.7
Other	0.4	(6.5)	(3.7)
Changes in operating assets and liabilities, net of acquisitions, divestures, and deconsolidations:
Accounts receivable	8.0	(65.2)	44.7
Inventories	(17.1)	(28.5)	33.9
Other assets	7.3	10.9	2.5
Accounts payable	(2.0)	34.2	(16.7)
Employee compensation	(32.5)	3.4	(85.5)
Employee benefit obligations	(0.4)	(23.0)	(3.7)
Accrued expenses and other liabilities	(30.0)	41.7	(36.7)

Net cash provided by (used in) operating activities	101.7	72.7	(10.9)

INVESTING ACTIVITIES
Capital expenditures	(64.9)	(46.0)	(35.2)
Proceeds from disposal of fixed assets	11.7	44.9	9.4
Purchases of investments	(195.8)	(335.4)	(4.7)
Liquidations of investments	466.1	59.0	15.6
Proceeds from IDEO ownership transition	—	29.8	—
Acquisitions	(20.9)	—	—
Other	7.0	(6.6)	4.9

Net cash provided by (used in) investing activities	203.2	(254.3)	(10.0)

FINANCING ACTIVITIES
Dividends paid	(31.7)	(21.6)	(26.9)
Common stock repurchases	(47.7)	(10.8)	(4.6)
Excess tax (expense) benefit from vesting of stock awards	1.1	0.4	(1.0)
Borrowings of long-term debt, net of issuance costs	0.2	247.4	47.0
Repayments of long-term debt	(255.5)	(2.8)	(2.2)
Borrowings of lines of credit	—	0.2	4.2
Repayments of lines of credit	(0.7)	(1.7)	(3.5)

Net cash provided by (used in) financing activities	(334.3)	211.1	13.0

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.6	1.4

Net increase (decrease) in cash and cash equivalents	(30.1)	31.1	(6.5)
Cash and cash equivalents, beginning of year	142.2	111.1	117.6

Cash and cash equivalents, end of year	$112.1	$142.2	$111.1

Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$10.7	$(2.3)	$9.1

Interest paid, net of amounts capitalized	$26.2	$17.7	$17.7

Trade-in value received for existing corporate aircraft			$18.5
Final progress payment towards replacement corporate aircraft			(13.5)
Deposit towards future replacement corporate aircraft			(1.0)

Proceeds from trade-in of corporate aircraft			$4.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 10,000 employees. We operate manufacturing and distribution center facilities in 23 principal locations. We distribute products through various channels, including independent and company-owned dealers, in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

We also consolidate variable interest entities when appropriate. As of February 26, 2010 and for the fiscal year then ended, we consolidated a variable interest dealer because we were considered the primary beneficiary under applicable accounting guidance. However, we deconsolidated this dealer in 2011 under new accounting guidance, which we adopted in Q1 2011. This deconsolidation had no effect on net income. See Note 19 for additional information.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance of $3.5 at February 24, 2012 consists primarily of funds held in escrow for potential future workers’ compensation claims.

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. The Americas segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The EMEA segment values inventories primarily using the first in, first out method. Businesses within the Other category primarily use the first in, first out or the average cost inventory valuation methods. See Note 7 for additional information.

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

Goodwill and Other Intangible Assets

Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluate goodwill and intangible assets using six reporting units where goodwill is recorded: the Americas, Coalesse, EMEA, Asia Pacific, Designtex and PolyVision. See Note 10 for additional information.

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

Our total reserve for estimated domestic workers’ compensation claim costs incurred as of February 24, 2012 and February 25, 2011 was $16.3 and $16.8, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of February 24, 2012 and February 25, 2011 was $4.7 and $5.2, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated domestic workers’ compensation claim costs by $3.7. The change in estimate was mainly due to the continuation of favorable trends in past experience.

Our reserve for estimated product liability claim costs incurred as of February 24, 2012 and February 25, 2011 was $5.0 and $5.3, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated product liability claim costs by $3.0. The change in estimate was due to the continuation of favorable trends in past experience.

The estimate for employee medical, dental, and short-term disability claims incurred as of February 24, 2012 and February 25, 2011 was $4.2 and $4.1, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Balance as of beginning of period	$31.3	$22.1	$19.2
Accruals related to product warranties, recalls and retrofits	11.1	17.5	16.8
Adjustments related to changes in estimates	1.9	6.0	—
Reductions for settlements	(14.4)	(14.3)	(13.9)

Balance as of end of period	$29.9	$31.3	$22.1

In Q2 2011, we increased the estimate of our general reserve for warranty claims by $6.0. The increase in our general warranty reserve was linked to implementation of new software supporting our claims management processes, which allowed us to more deeply understand our historical experience as a foundation for estimating future claims. In addition, during Q2 2011, we recorded a specific product warranty charge of $4.7 for estimated expenses related to a retrofit project. Our reserve for estimated settlements expected to be paid beyond one year as of February 24, 2012 and February 25, 2011 was $15.9 and $14.0, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

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

Environmental Matters

Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $1.4 and $2.2 as of February 24, 2012 and February 25, 2011, respectively. These liabilities were discounted using a rate of 6.5%. Our undiscounted liabilities were $3.2 and $3.4 as of February 24, 2012 and February 25, 2011, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

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

Operating Expenses

Operating expenses include selling, general and administrative expenses not directly related to the manufacturing of our products. Included in these expenses are items such as compensation expense, depreciation, facilities expense, rental expense, royalty expense, information technology services, legal and other professional services and travel and entertainment expense.

Research and Development Expenses

Research and development expenses, which are expensed as incurred, were $35.8 for 2012, $32.0 for 2011 and $33.0 for 2010. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments

The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $291.5 and $546.8 as of February 24, 2012 and February 25, 2011, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $305 and $555 as of February 24, 2012 and February 25, 2011, respectively. See Note 6 and Note 12 for additional information.

We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts

A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative instruments. Foreign exchange forward contracts serve to mitigate the risk of translation of certain foreign denominated net income, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, pound sterling, Canadian dollar and Mexican peso and have maturity dates less than one year. See Note 6 for additional information.

Assets and liabilities related to derivative instruments as of February 24, 2012 and February 25, 2011 are summarized below:

Consolidated Balance Sheets	February 24, 2012	February 25, 2011

Other current assets	$0.9	$0.5
Accrued expenses	(2.1)	(4.0)

Total net fair value of derivative instruments (1)	$(1.2)	$(3.5)

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $115.2 as of February 24, 2012 and $147.4 as of February 25, 2011.

Net gains (losses) recognized from derivative instrument activity in 2012, 2011 and 2010 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Operations	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Cost of sales	$0.3	$(0.8)	$(0.8)
Operating expenses	0.1	0.1	—
Other income (expense), net	4.8	(1.8)	(3.3)

Total net gains (losses)	$5.2	$(2.5)	$(4.1)

3.    NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011 (Q1 2013 for the Company). However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2011, the FASB amended ASC 715-80, Compensation—Retirement Benefits—Multiemployer Plans. This amendment is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The amended provisions are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 (Q1 2013 for the Company). Early adoption is permitted and retrospective application is required. This amendment impacts disclosures only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (Q1 2013 for the Company). Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, Fair Value Measurements and Disclosures. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. These provisions are effective for reporting periods beginning on or after December 15, 2011 (Q1 2013 for the Company), applied prospectively. This amendment is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Diluted earnings per share includes the effects of options and certain performance shares and performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period. However, diluted earnings per share does not reflect the effects of options, performance shares and certain performance units of 3.5 million for 2012, 3.3 million for 2011 and 3.7 million for 2010 because their effect would have been anti-dilutive.

Computation of Earnings per Share	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Net income (loss)	$56.7	$20.4	$(13.6)
Adjustment for earnings attributable to participating securities	(1.0)	(0.3)	—

Net income used in calculating earnings per share	$55.7	$20.1	$(13.6)

Weighted-average common shares outstanding including participating securities (in millions)	131.9	132.9	132.9
Adjustment for participating securities (in millions)	(2.3)	(2.0)	(1.2)

Shares used in calculating basic earnings per share (in millions)	129.6	130.9	131.7
Effect of dilutive stock-based compensation (in millions)	—	—	—

Shares used in calculating diluted earnings per share (in millions)	129.6	130.9	131.7

Earnings per share:
Basic	$0.43	$0.15	$(0.10)

Diluted	$0.43	$0.15	$(0.10)

Total common shares outstanding at period end (in millions)	126.5	132.2	133.0

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investments by, and distributions to, shareholders.

Comprehensive income (loss)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

2010
Net loss			$(13.6)
Other comprehensive income
Foreign currency translation adjustments	$18.9	$—	18.9
Minimum pension liability	(29.8)	16.7	(13.1)
Unrealized loss on investments, net	(1.9)	0.7	(1.2)

	$(12.8)	$17.4	4.6

Total comprehensive loss			$(9.0)

2011
Net income			$20.4
Other comprehensive income
Foreign currency translation adjustments	$5.6	$—	5.6
Minimum pension liability	15.9	(4.6)	11.3
Derivative adjustments	(0.6)	0.2	(0.4)
Unrealized gain on investments, net	3.2	(1.2)	2.0

	$24.1	$(5.6)	18.5

Total comprehensive income			$38.9

2012
Net income			$56.7
Other comprehensive income
Foreign currency translation adjustments	$0.8	$—	0.8
Minimum pension liability	0.5	(0.6)	(0.1)
Derivative adjustments	(0.2)	0.1	(0.1)
Unrealized loss on investments, net	(0.7)	0.3	(0.4)

	$0.4	$(0.2)	0.2

Total comprehensive income			$56.9

In Q3 2011, we amended our post-retirement benefit plan, which resulted in a pre-tax prior service credit in the minimum pension liability of $24.4. See Note 13 for additional information.

Foreign currency translation adjustments reflect the impact of the changes in certain foreign currency values (principally the euro, pound sterling and Canadian dollar) relative to the U.S. dollar. As of February 24, 2012, approximately 29% of our assets were denominated in currencies other than the U.S. dollar, the majority of which were denominated in euros.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss) consisted of the following:

Accumulated Other Comprehensive Income (Loss)	February 24, 2012	February 25, 2011

Foreign currency translation adjustments	$(17.8)	$(18.6)
Minimum pension liability	19.7	19.8
Derivative adjustments	(0.1)	—
Unrealized loss on investments, net	(1.0)	(0.6)

Total accumulated other comprehensive income	$0.8	$0.6

Defined benefit and post-retirement pension plans as a component of Accumulated other comprehensive income (loss) are presented in the table below.

Minimum Pension Liability	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Balance as of February 26, 2010	$7.0	$1.5	$8.5

Prior service (cost) credit from plan amendment arising during period	23.8	(8.0)	15.8
Amortization of prior service cost (credit) included in net periodic pension cost	(8.1)	3.1	(5.0)

Net prior service (cost) credit during period	15.7	(4.9)	10.8
Net actuarial gain (loss) arising during period	(0.5)	0.6	0.1
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.2	(0.4)	0.8

Net actuarial gain (loss) during period	0.7	0.2	0.9
Foreign currency translation adjustments	(0.5)	0.1	(0.4)

Current period change	15.9	(4.6)	11.3

Balance as of February 25, 2011	$22.9	$(3.1)	$19.8

Prior service (cost) credit from plan amendment arising during period	20.8	(8.0)	12.8
Amortization of prior service cost (credit) included in net periodic pension cost	(11.8)	4.5	(7.3)

Net prior service (cost) credit during period	9.0	(3.5)	5.5
Net actuarial gain (loss) arising during period	(9.8)	3.1	(6.7)
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.1	(0.4)	0.7

Net actuarial gain (loss) during period	(8.7)	2.7	(6.0)
Foreign currency translation adjustments	0.2	0.2	0.4

Current period change	0.5	(0.6)	(0.1)

Balance as of February 24, 2012	$23.4	$(3.7)	$19.7

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 24, 2012 are summarized below:

Fair Value of Financial Instruments	February 24, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$112.1	$—	$—	$112.1
Managed investment portfolio and other investments
Corporate debt securities	—	47.8	—	47.8
U.S. agency debt securities	—	27.7	—	27.7
U.S. government debt securities	1.5	—	—	1.5
Asset backed securities	—	0.9	—	0.9
Municipal debt securities	—	0.9	—	0.9
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	12.9	12.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1

	$117.1	$78.5	$17.0	$212.6

Liabilities:
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)

	$—	$(2.1)	$—	$(2.1)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments	February 25, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$142.2	$—	$—	$142.2
Managed investment portfolio and other investments
Corporate debt securities	—	36.0	—	36.0
U.S. agency debt securities	—	254.9	—	254.9
U.S. government debt securities	58.9	—	—	58.9
Municipal debt securities	—	1.0	—	1.0
Other investments	2.2	—	—	2.2
Foreign exchange forward contracts	—	0.5	—	0.5
Auction rate securities	—	—	13.8	13.8
Canadian asset-backed commercial paper restructuring notes	—	—	4.2	4.2

	$203.3	$292.4	$18.0	$513.7

Liabilities:
Foreign exchange forward contracts	$—	$(4.0)	$—	$(4.0)

	$—	$(4.0)	$—	$(4.0)

Managed Investment Portfolio and Other Investments

Our managed investment portfolio consists of U.S. agency debt securities, U.S. government debt securities, corporate debt securities, asset backed securities and municipal debt securities, and our investment manager operates under a mandate to keep the average duration of investments under two years. Our managed investment portfolio and other investments are considered available-for-sale. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

The cost basis for these investments, determined using the specific identification method, was $79.1 and $353.2 as of February 24, 2012 and February 25, 2011, respectively. Gross unrealized losses were $0.4 for 2012 and immaterial for 2011. As of February 24, 2012, approximately 39% of the debt securities mature within one year, approximately 23% in two years, approximately 29% in three years and approximately 9% in four or more years.

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

Auction Rate Securities

As of February 24, 2012, we held auction rate securities (“ARS”) totaling $16.7 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable interest rate at pre-determined intervals every 7 to 28 days. The auctions failed in 2008 and are not being conducted at this time. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We will not be able to liquidate the related principal amounts until a buyer is found outside of the auction process, the issuer calls the security or the security matures according to contractual terms. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to liquidate these investments will have no impact on our ability to fund our ongoing operations.

During Q4 2011, three of the issuances held in our portfolio were redeemed at par aggregating $9.8 in proceeds. While there has been no payment default with respect to our remaining ARS, these investments are not widely traded and therefore do not currently have a readily-determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate paid as a result of the failed auctions. Our discounted cash flow analysis estimates future cash flows from our ARS over their anticipated workout period at discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $16.7 have been adjusted to an estimated fair value of $12.9 as of February 24, 2012.

We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Since the inception of our ARS investment, we have recorded other-than-temporary impairment losses and unrealized impairment losses of $2.5 and $1.3, respectively. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired as of February 24, 2012 were impaired due to general credit declines. Temporary impairments are recorded as unrealized losses in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to be recovered over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase in the recovery period by one year would reduce the estimated fair value of our investment in ARS by approximately $0.3. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $1.0.

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

Canadian Asset-Backed Commercial Paper Restructuring Notes

As of February 24, 2012, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $5.0. These notes replaced an investment

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9.

The restructuring notes were issued under the court-approved restructuring entity, Master Asset Vehicle II, in 2009. We hold a class A-1 note, a class A-2 note, a class B note, a class C note and a tracking note. The class A-1 note is rated “A” by Dominion Bond Rating Service and equals 67% of the par value of the notes; the class A-2 note is rated “BBB” by Dominion Bond Rating Service and equals 17% of the par value. The class B, class C and tracking notes carry no rating, are subordinated to the class A notes and approximate 16% of the par value of the notes. There is not an active trading market for any of these notes, and they pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points. Due to historically low short-term interest rates, less than $0.1 of interest was received during 2012.

Our valuation of these notes is based on data from the administrator of the restructuring committee and reflects the payment priority among the various classes of notes.

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 24, 2012 and February 25, 2011:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper

Balance as of February 26, 2010	$19.6	$3.8
Unrealized gains on investments	4.0	—
Sale of investments	(9.8)	—
Currency translation adjustment	—	0.4

Balance as of February 25, 2011	$13.8	$4.2

Unrealized losses on investments	(0.6)	—
Other-than-temporary impairments	(0.3)	—
Currency translation adjustment	—	(0.1)

Balance as of February 24, 2012	$12.9	$4.1

There were no transfers in or transfers out of Level 3 during either 2012 or 2011.

7.    INVENTORIES

Inventories	February 24, 2012	February 25, 2011

Raw materials	$59.1	$55.0
Work in process	18.2	13.9
Finished goods	84.0	79.1

	161.3	148.0
LIFO reserve	(21.8)	(20.9)

	$139.5	$127.1

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The portion of inventories determined by the LIFO method aggregated to $58.8 and $45.5 as of February 24, 2012 and February 25, 2011, respectively. During 2011 and 2010, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. These LIFO liquidations decreased cost of goods sold by an immaterial amount in 2011 and $4.0 in 2010.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 24, 2012	February 25, 2011

Land	—	$39.0	$40.5
Buildings and improvements	10 – 40	493.3	507.6
Machinery and equipment	3 – 15	746.2	730.7
Furniture and fixtures	5 – 8	69.7	70.5
Leasehold improvements	3 – 10	56.5	60.3
Capitalized software	3 – 10	140.4	139.7
Construction in progress	—	17.1	24.6

		1,562.2	1,573.9
Accumulated depreciation		(1,215.3)	(1,228.1)

		$346.9	$345.8

A majority of the net book value of property, plant and equipment relates to machinery and equipment of $145.5 and building and improvements of $107.7. Depreciation expense on property, plant and equipment was $52.7 for 2012, $61.2 for 2011 and $69.4 for 2010. The estimated cost to complete construction in progress as of February 24, 2012 was $12.7. The estimated cost to complete construction in progress as of February 25, 2011 was $37.4, including $19.8 related to the replacement of a corporate aircraft. Interest costs capitalized in construction in progress amounted to $0.8 for 2012, $0.4 for 2011 and $0.1 for 2010.

Included in Other current assets on the Consolidated Balance Sheets as of February 24, 2012 and February 25, 2011 is $14.8 and $17.6, respectively, of machinery and equipment that is classified as assets “held for sale,” as we expected to sell the property within one year from the respective balance sheet dates. During 2012 and 2011, we recognized a $2.8 and $4.0 impairment, respectively, of the carrying value of these assets based on the estimated fair value less costs to sell.

9.    COMPANY-OWNED LIFE INSURANCE

Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.

Our investments in whole life COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 24, 2012 aggregated approximately $159, with a related deferred tax asset of approximately $59. See Note 13 for additional information. We believe the investments in whole life COLI policies represent a stable source for these long-term benefit obligations. Consequently, we allocate COLI income related to our investments in whole life COLI policies

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between Cost of sales and Operating expenses on the Consolidated Statements of Operations consistent with the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund. This designation does not result in our investments in whole life COLI policies representing a committed funding source for employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.

To more efficiently manage our balance sheet and liquidity position, in Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change, we adjusted the target asset allocation of the investments in variable life COLI policies to more heavily weight the portfolio to fixed income securities; and beginning in Q1 2011, net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life COLI policies have been recorded in Investment income on the Consolidated Statements of Operations. In Q4 2012, we further revised the allocation of our investments in variable life COLI policies to include only fixed income securities.

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 24, 2012	Net Cash Surrender Value
				February 24, 2012	February 25, 2011

Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not Applicable	$114.5	$112.8

Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	100% Fixed Income (1)	113.1	110.3

				$227.6	$223.1

(1)	For the majority of 2012 the target asset allocation was set at 80% fixed income and 20% equity. In Q4, this allocation was adjusted to 100% fixed income.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the allocation of COLI income for 2010, 2011 and 2012:

COLI Income	Whole Life Policies	Variable Life Policies	Total

2012
Cost of Sales	$1.0	$—	$1.0
Operating expenses	4.1	—	4.1

Operating income	5.1	—	5.1
Investment income	—	3.2	3.2

Income before income tax expense	$5.1	$3.2	$8.3

2011
Cost of Sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6

Operating income	5.8	—	5.8
Investment income	—	10.6	10.6

Income before income tax expense	$5.8	$10.6	$16.4

2010
Cost of sales	$1.2	$19.3	$20.5
Operating expenses	4.4	13.8	18.2

Operating income	5.6	33.1	38.7
Investment income	—	—	—

Income before income tax expense	$5.6	$33.1	$38.7

10.    GOODWILL & OTHER INTANGIBLE ASSETS

A summary of the changes in goodwill during the years ended February 24, 2012 and February 25, 2011, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total

Goodwill	$85.1	$266.1	$125.1	$476.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 26, 2010	$83.4	$36.2	$64.2	$183.8
Dispositions and adjustments (1)	(5.4)	—	(6.0)	(11.4)
Currency translation adjustments	0.8	0.9	0.7	2.4

Goodwill	80.5	267.0	119.8	467.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 25, 2011	$78.8	$37.1	$58.9	$174.8
Transfers (2)	10.0	(6.0)	(4.0)	—
Acquisitions (3)	2.0	0.3	1.1	3.4
Dispositions (4)	—	—	(0.2)	(0.2)
Currency translation adjustments	(0.1)	(1.4)	0.1	(1.4)

Goodwill	92.4	259.9	116.8	469.1
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)

Balance as of February 24, 2012	$90.7	$30.0	$55.9	$176.6

(1)	In 2011, we deconsolidated a variable interest dealer in our Americas segment and deconsolidated IDEO in the Other category as a result of the ownership transition. See Note 19 for additional information.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	In 2012, the transfer of a portion of Designtex’s business to the Americas segment resulted in a goodwill reclassification between the Other category and the Americas segment. As a result of the 2012 change in reportable segments, goodwill was reclassified from EMEA to the Americas segment based on a relative fair value analysis. See Note 18 for additional information.

(3)	In 2012, we acquired substantially all the assets of bkm Total Office resulting in an addition to goodwill in the Americas segment. See Note 19 for additional information. In addition, we made various immaterial acquisitions resulting in additions to the EMEA segment and Other category.

(4)	In 2012, we sold a portion of PolyVision’s business. See Note 19 for additional information.

In 2012, 2011 and 2010 no goodwill impairment charges were recorded.

As of February 24, 2012 and February 25, 2011, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 24, 2012				February 25, 2011
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization:
Proprietary technology	9.9	$23.5	$19.3	$4.2	$24.7	$19.4	$5.3
Trademarks	9.4	29.7	29.3	0.4	30.2	29.3	0.9
Non-compete agreements	4.7	2.3	2.3	—	2.3	2.1	0.2
Other	5.8	10.9	9.3	1.6	10.6	7.9	2.7

		66.4	60.2	6.2	67.8	58.7	9.1

Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6

		$79.0	$60.2	$18.8	$80.4	$58.7	$21.7

In 2012, 2011 and 2010 no intangible asset impairment charges were recorded.

We recorded amortization expense on intangible assets subject to amortization of $3.0 in 2012, $3.2 in 2011 and $4.8 for 2010. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount

2013	$2.1
2014	1.7
2015	1.5
2016	0.8
2017	0.1

$6.2

Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in complementary products and services. Equity method investments were $41.9 and $39.2 as of February 24, 2012 and February 25, 2011, respectively. Cost method investments were $5.8 and $6.0 as of February 24, 2012 and February 25, 2011, respectively. Our investments in unconsolidated affiliates primarily consist of IDEO, dealer relationships and manufacturing joint ventures. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 24, 2012		February 25, 2011
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest

IDEO	$14.5	20%	$13.4	20%
Dealer relationships:
Equity method investments	20.1	20%-40%	18.5	20%-40%
Cost method investments	5.8	Less than 10%	5.8	less than 10%

Total dealer relationships	25.9		24.3
Manufacturing joint ventures:
Equity method investments	7.3	25%-49%	7.3	25%-49%
Other	—	9%	0.2	various

Total investments in unconsolidated affiliates	$47.7		$45.2

Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net on the Consolidated Statements of Operations and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

IDEO	$2.5	$0.6	$—
Dealer relationships	3.1	2.7	(0.5)
Manufacturing joint ventures	2.7	3.0	1.7

Total equity in earnings of unconsolidated affiliates	$8.3	$6.3	$1.2

IDEO

IDEO, LLC is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. We began our collaborative relationship with IDEO in 1996 to generate innovative solutions and customer experience insights, and we owned a controlling equity interest in IDEO from January 1996 to December 2010. On December 14, 2010, certain members of the management of IDEO purchased a controlling equity interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship after this ownership transition. As a result, we deconsolidated the operations of IDEO in Q4 2011 and began to record our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations. See Note 19 for additional information.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dealer Relationships

We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network. These dealer relationships may include project financing, asset-based lending and term financing as a result of the dealer facing financial difficulty or facing difficulty in transitioning to new ownership. We choose to make financial investments in these dealers to address these risks or continue our presence in a region as establishing new dealers in a market can take considerable time and resources.

Manufacturing Joint Ventures

We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. The manufacturing joint ventures primarily consist of Steelcase Jeraisy Company Limited, which is located in Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, accessories and related products for the region.

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 24, 2012	February 25, 2011
Total current assets	$125.9	$131.6
Total non-current assets	35.0	35.0

Total assets	$160.9	$166.6

Total current liabilities	$69.3	$78.2
Total long-term liabilities	27.9	39.6

Total liabilities	$97.2	$117.8

Statements of Operations	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Revenue	$472.9	$294.4	$149.1
Gross profit	140.6	69.0	26.0
Income before income tax expense	33.1	24.0	1.8
Net income	30.2	20.6	1.3

Dividends received from our investments in unconsolidated affiliates were $5.8, $2.4 and $3.2 in 2012, 2011 and 2010, respectively. We had sales to our investments in unconsolidated affiliates of approximately $219.3, $182.8 and $140.2 in 2012, 2011 and 2010, respectively. Amounts due from our investments in unconsolidated affiliates were $15.9 and $20.1 as of February 24, 2012 and February 25, 2011, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 24, 2012	Fiscal Year Maturity Range	February 24, 2012	February 25, 2011

U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.9	$249.9
Senior notes (2)	6.5%	2012	—	249.9
Revolving credit facilities (3)(5)	—	—	—	—
Notes payable (4)	LIBOR + 3.35%	2017	40.8	43.1
Capitalized lease obligations	6.0%-6.5%	2014-2016	0.5	0.5

			291.2	543.4

Foreign currency obligations:
Revolving credit facilities (5)	—	2012	—	3.0
Note Payable	6.5%	2013	0.3	0.4

Total short-term borrowings and long-term debt			291.5	546.8
Short-term borrowings and current portion of long-term debt (6)			2.6	255.5

Long-term debt			$288.9	$291.3

(1)	During 2011, we issued $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were priced at 99.953% of par value. The bond discount of $0.1 and direct debt issue costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the discount, debt issuance costs and the deferred loss on interest rate locks related to the debt issuance. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. During 2012, amortization expense related to the discount and debt issuance costs on the 2021 notes was $0.3.

(2)	During 2007, we issued $250 of unsecured unsubordinated senior notes, due in August 2011 (“2012 Notes”). The 2012 Notes were priced at 99.715% of par value. The bond discount of $0.7 and direct debt issue costs of $1.9 were deferred and amortized over the life of the 2012 Notes. Although the coupon rate of the 2012 Notes was 6.5%, the effective interest rate was 6.3% after taking into account the impact of the discount and debt issuance costs, offset by the deferred gain on interest rate locks related to the debt issuance. The 2012 Notes ranked equally with all of our other unsecured unsubordinated indebtedness, and they contained no financial covenants. During 2012, 2011 and 2010, we recorded amortization expense of $0.2, $0.5, $0.5, respectively, related to the discount and debt issuance costs on the 2012 Notes. In August 2011, we repaid the 2012 Notes.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	We have a $125 global committed bank facility which was entered into in Q4 2010. As of February 24, 2012 and February 25, 2011, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility. During Q1 2013, we entered into a new credit facility, which amended and restated the former facility. See Note 22 for further details.

In addition, we have a $12.9 committed revolving bank facility which is utilized primarily for standby letters of credit in support of our self-insured workers’ compensation program. As of February 24, 2012 and February 25, 2011 we had $12.3 and $14.5, respectively, in outstanding standby letters of credit against this facility. We had no draws against our standby letters of credit during 2012 or 2011.

(4)	During Q2 2010, we borrowed $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(5)	We have agreements with certain financial institutions which provide for borrowings on unsecured uncommitted short-term credit facilities of up to $3.5 of U.S. dollar obligations and $45.7 of foreign currency obligations as of February 24, 2012. Interest rates are variable and determined by each agreement at the time of borrowing. These agreements expire within one year, but may be renewed annually, subject to certain conditions and may be changed or cancelled by the banks at any time. There were no borrowings on these facilities as of February 24, 2012 and $3.0 of borrowings as of February 25, 2011.

(6)	The weighted-average interest rates for short-term borrowings and the current portion of long-term debt were 3.8% and 6.5% as of February 24, 2012 and February 25, 2011, respectively.

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount

2013	$2.6
2014	2.6
2015	2.4
2016	2.4
2017 and after	281.5

$291.5

Global Credit Facility

As of February 24, 2012, our $125 global committed, syndicated credit facility was scheduled to expire in Q4 2013. At our option, and subject to certain conditions, we could increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one or more lenders. Borrowings under this facility were unsecured and unsubordinated.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We could use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the facility was based on one of the following two options, as selected by us:

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

The facility required us to satisfy two financial covenants:

•

A maximum leverage ratio covenant, which was measured by the ratio of Indebtedness (as defined in the credit agreement), minus the amount, if any, of Liquidity (as defined in the credit agreement) in excess of $25, to trailing four quarter Adjusted EBITDA (as defined in the credit agreement, and which includes adjustments for certain cash dividends received, extraordinary or unusual non-cash gains and losses, impairments and cash restructuring charges) and is required to be no greater than 3.0:1.

•	A minimum interest coverage ratio covenant, which was measured by the ratio of trailing four quarter Adjusted EBITDA to trailing four quarter interest expense and is required to be no less than 3.5:1.

The facility required us to comply with certain other terms and conditions, including a restricted payment covenant which established a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we could make in a fiscal year. We were permitted to make dividends and/or other equity-related distributions or payments of up to $25 per year provided we remained compliant with the financial covenants and other conditions set forth in the credit agreement. We were permitted to make dividends and/or other equity-related distributions or payments in excess of $25 in a fiscal year to the extent that our Liquidity and Leverage Ratio (as defined in the credit agreement) met certain thresholds set forth in the credit agreement.

As of February 24, 2012, we were in compliance with all covenants under the facility. During Q1 2013, we entered into a new credit facility, which amended and restated the former facility. See Note 22 for further details.

13.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations	February 24, 2012	February 25, 2011

Defined contribution retirement plans	$9.8	$—
Post-retirement medical benefits	90.9	110.5
Defined benefit pension plans	45.9	37.7
Deferred compensation plans and agreements	37.1	37.3

	183.7	185.5
Current portion	22.6	15.5

Long-term portion	$161.1	$170.0

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Retirement Plans

Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) pre-tax contributions fund the Retirement Plan. All contributions are made to a trust which is held for the sole benefit of participants. Company contributions for this plan are discretionary and can be declared by the Compensation Committee of our Board of Directors any time during each fiscal year. In 2010 and 2011, there were no discretionary profit sharing contributions to the Retirement Plan, and we suspended our 401(k) matching contributions in Q1 2010. In Q3 2011, we reinstated our 401(k) matching contributions, and we reinstated discretionary profit sharing contributions in 2012. Our other defined contribution retirement plans provide for matching contributions and/or discretionary contributions declared by management.

Total expense under all defined contribution retirement plans was $16.3 for 2012, $3.4 for 2011 and $1.7 for 2010. We expect to fund approximately $22.3 related to our defined contribution plans in 2013, including funding related to our discretionary profit sharing contributions.

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

In Q4 2012, we changed the model of the post-retirement benefit plan and cost-sharing provisions for the post-65 retiree population. This change will result in a company-provided subsidy towards post-retirement healthcare benefits for eligible retirees. This amendment resulted in a decrease in the accumulated post-retirement projected benefit obligation of $20.9.

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

Defined Benefit Pension Plan Obligations	February 24, 2012			February 25, 2011
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign

Plan assets	$8.7	$40.4	$—	$8.7	$41.5	$—
Projected benefit plan obligations	9.4	54.3	31.3	8.9	49.9	28.5

Funded status	$(0.7)	$(13.9)	$(31.3)	$(0.2)	$(8.4)	$(28.5)

Long-term asset	$—	$—	$—	$0.2	$0.4	$—
Current liability	—	(0.1)	(2.3)	—	(0.1)	(2.5)
Long-term liability	(0.7)	(13.8)	(29.0)	(0.4)	(8.7)	(26.0)

Total benefit plan obligations	$(0.7)	$(13.9)	$(31.3)	$(0.2)	$(8.4)	$(28.5)

Accumulated benefit obligation	$9.3	$50.9	$29.1	$8.9	$46.6	$26.8

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans

The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit Pension Plans		Post-Retirement Plans
Changes in Benefit Obligations, Assets and Funded Status	February 24, 2012	February 25, 2011	February 24, 2012	February 25, 2011

Change in benefit obligations:
Benefit plan obligations, beginning of year	$87.3	$83.0	$110.5	$131.8
Service cost	2.1	2.0	1.0	1.2
Interest cost	4.2	4.3	5.6	7.1
Amendments	0.1	0.8	(20.9)	(24.4)
Net actuarial loss	7.5	1.0	0.9	2.1
Plan participants’ contributions	—	—	6.5	5.8
Special termination benefits	—	—	—	0.1
Medicare subsidies received	—	—	0.9	1.3
Currency changes	(1.5)	2.4	(0.1)	0.4
Adjustment due to plan curtailment	—	(1.1)	—	—
Other adjustments	0.6	—	—	—
Benefits paid	(5.3)	(5.1)	(13.5)	(14.9)

Benefit plan obligations, end of year	95.0	87.3	90.9	110.5

Change in plan assets:
Fair value of plan assets, beginning of year	50.2	44.7	—	—
Actual return on plan assets	2.0	5.4	—	—
Employer contributions	3.3	3.2	6.1	7.8
Plan participants’ contributions	—	—	6.5	5.8
Estimated Medicare subsidies received	—	—	0.9	1.3
Currency changes	(1.1)	2.0	—	—
Benefits paid	(5.3)	(5.1)	(13.5)	(14.9)

Fair value of plan assets, end of year	49.1	50.2	—	—

Funded status	$(45.9)	$(37.1)	$(90.9)	$(110.5)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$—	$0.6	$—	$—
Current liability	(2.4)	(2.6)	(7.0)	(8.8)
Long-term liability	(43.5)	(35.1)	(83.9)	(101.7)

Net amount recognized	$(45.9)	$(37.1)	$(90.9)	$(110.5)

Amounts recognized in accumulated other comprehensive income (loss)—pretax:
Actuarial loss	$20.0	$11.8	$10.3	$10.0
Prior service cost (credit)	0.8	0.9	(54.5)	(45.6)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$20.8	$12.7	$(44.2)	$(35.6)

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year:
Actuarial loss	$1.0	$0.5	$0.6	$0.8
Prior service cost (credit)	0.1	0.1	(9.4)	(12.3)

Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$1.1	$0.6	$(8.8)	$(11.5)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense and Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010	February 24, 2012	February 25, 2011	February 26, 2010

Components of expense:

Service cost	$2.1	$2.0	$1.4	$1.0	$1.2	$0.8

Interest cost	4.2	4.3	4.6	5.6	7.1	8.8

Amortization of net loss	0.5	0.9	0.8	0.1	0.1	—

Amortization of prior year service cost (credit)	0.2	0.1	—	(8.6)	(8.1)	(7.0)

Expected return on plan assets	(3.2)	(2.8)	(2.3)	—	—	—

Adjustment due to plan curtailment	—	(0.9)	(0.8)	(2.9)	(0.1)	—

Adjustment due to plan settlement	—	0.1	(0.4)	—	—	—

Adjustment due to special termination benefits	—	—	—	0.1	0.1	—

Net expense recognized in consolidated statements of operations	$3.8	$3.7	$3.3	$(4.7)	$0.3	$2.6

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense and Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010	February 24, 2012	February 25, 2011	February 26, 2010

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):

Net loss (gain)	$8.9	$(1.6)	$7.0	$0.9	$2.1	$18.1

Prior service cost (credit)	0.1	0.8	—	(20.9)	(24.4)	(2.1)

Amortization of loss	(0.5)	(1.1)	(0.8)	(0.6)	(0.1)	—

Amortization of prior year service credit (cost)	(0.2)	(0.1)	—	12.0	8.2	7.0

Prior service cost recognized as a part of curtailment / settlement	—	(0.2)	—	—	—	—

Total recognized in other comprehensive income (loss)	8.3	(2.2)	6.2	(8.6)	(14.2)	23.0

Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$12.1	$1.5	$9.5	$(13.3)	$(13.9)	$25.6

Weighted-average assumptions used to determine benefit obligations:

Discount rate	4.20%	5.10%	5.30%	4.34%	5.34%	5.88%

Rate of salary progression	2.90%	3.00%	3.10%	—	—	—

Weighted-average assumptions used to determine net periodic benefit cost:

Discount rate	5.10%	5.30%	7.30%	5.30%	5.57%	7.51%

Expected return on plan assets	3.10%	4.90%	5.00%	—	—	—

Rate of salary progression	3.00%	3.00%	3.90%	—	—	—

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

The assumed healthcare cost trend was 8.10% for pre-age 65 retirees and 6.48% for post-age 65 retirees as of February 24, 2012, gradually declining to 4.50% after eight years. As of February 25, 2011, the assumed healthcare cost trend was 8.58% for pre-age 65 retirees and 6.86% for post-age 65 retirees, gradually declining to 4.50% after nine years. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 24, 2012:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease

Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	$0.5	$(0.5)

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

Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 24, 2012 and February 25, 2011 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 24, 2012		February 25, 2011
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations

Equity securities	63%	52%	63%	52%
Debt securities	24	33	24	32
Real estate	2	4	2	4
Other (1)	11	11	11	12

Total	100%	100%	100%	100%

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 24, 2012 and February 25, 2011, by asset category are as follows:

Fair Value of Pension Plan Assets	February 24, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$0.4	$—	$—	$0.4
Equity securities:
U.S. large-cap	0.6	—	—	0.6
U.S. small-cap	1.5	—	—	1.5
U.S. index	0.5	—	—	0.5
International	0.7	19.1	—	19.8
Fixed income securities:
Bond funds	—	7.9	—	7.9
Other investments:
Group annuity contract (1)	—	—	2.4	2.4
Insurance products	—	13.1	—	13.1
Guaranteed insurance contracts (2)	—	—	2.0	2.0
Property funds	0.9	—	—	0.9

	$4.6	$40.1	$4.4	$49.1

Fair Value of Pension Plan Assets	February 25, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$0.3	$—	$—	$0.3
Equity securities:
U.S. large-cap	0.6	—	—	0.6
U.S. small-cap	1.5	—	—	1.5
U.S. index	0.4	—	—	0.4
International	0.7	19.6	—	20.3
Fixed income securities:
Bond funds	—	7.3	—	7.3
Other investments:
Group annuity contract (1)	—	—	2.5	2.5
Insurance products	—	14.1	—	14.1
Guaranteed insurance contracts (2)	—	—	2.3	2.3
Property funds	0.9	—	—	0.9

	$4.4	$41.0	$4.8	$50.2

(1)	Group annuity contracts are valued utilizing a discounted cash flow model. The term “cash flow” refers to the future principal and interest payments we expect to receive on a given asset in the general account. The model projects future cash flows separately for each investment period and each category of investment.

(2)	Guaranteed insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the year ended February 24, 2012:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts

Balance as of February 27, 2010	$2.7	$3.3
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	(0.1)
Purchases, sales, and other, net	(0.3)	(0.9)

Balance as of February 25, 2011	$2.5	$2.3

Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.3)

Balance as of February 24, 2012	$2.4	$2.0

We expect to contribute approximately $4 to our pension plans and fund approximately $9 related to our post-retirement plans in 2013. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February	Post-retirement Plans
	Pension Plans	Before Medicare Act Subsidy	Medicare Act Subsidy	After Medicare Act Subsidy

2013	$7.6	$8.7	$(1.6)	$7.1
2014	5.5	6.5	(0.1)	6.4
2015	6.4	6.2	(0.1)	6.1
2016	5.9	6.1	(0.1)	6.0
2017	5.9	6.1	(0.1)	6.0
2018-2022	31.5	31.1	(0.3)	30.8

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

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $2.2 for 2012, $5.1 for 2011 and $5.1 for 2010.

14.    CAPITAL STRUCTURE

Terms of Class A Common Stock and Class B Common Stock

The holders of common stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of applicable laws and the rights of any outstanding series of preferred stock to vote as a separate class. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to 10 votes. Each share of Class B Common Stock is convertible into a share of Class A Common Stock on a one-for-one basis (i) at the option of the holder at any time, (ii) upon transfer to a person or entity which is not a Permitted Transferee (as defined in our Second Restated Articles of Incorporation, as amended), (iii) with respect to shares of Class B Common Stock acquired after February 20, 1998, at such time as a corporation, partnership, limited liability company, trust or charitable organization holding such shares ceases to be controlled or owned 100% by Permitted Transferees and (iv) on the date on which the number of shares of Class B Common Stock outstanding is less than 15% of all of the then outstanding shares of common stock (calculated without regard to voting rights).

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

Preferred Stock

Our Second Restated Articles of Incorporation, as amended, authorize our Board of Directors, without any vote or action by our shareholders, to create one or more series of preferred stock up to the limit of our authorized but unissued shares of preferred stock and to fix the designations, preferences, rights, qualifications, limitations and restrictions thereof, including the voting rights, dividend rights, dividend rate, conversion rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series.

Share Repurchases and Conversions

During 2012, we repurchased 5.8 million shares of our Class A Common Stock for $47.7. During 2011, we repurchased 1.0 million shares of our Class A Common Stock for $10.8. During 2012 and 2011, 3.0 million and 8.4 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    INCOME TAXES

Provision for Income Taxes

The provision for income taxes on income (loss) before income taxes consists of:

Provision for Income Taxes—Expense (Benefit)	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Current income taxes:
Federal	$—	$3.3	$(22.1)
State and local	0.4	1.0	(2.1)
Foreign	11.3	15.4	6.6

	11.7	19.7	(17.6)

Deferred income taxes—temporary differences:
Federal	18.0	6.8	4.9
State and local	1.7	0.3	—
Foreign	(5.2)	(8.2)	(8.2)

	14.5	(1.1)	(3.3)

Deferred income taxes—other:
Healthcare reform legislation	—	11.4	—
Adjustments arising due to changes in tax rates	0.1	0.2	—
Valuation allowance adjustments	(1.0)	0.8	3.4

	(0.9)	12.4	3.4

Income tax expense (benefit)	$25.3	$31.0	$(17.5)

Income taxes were based on the following sources of income (loss) before income tax expense:

Source of income (loss) Before Income Tax Expense	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Domestic	$63.8	$39.7	$(2.5)
Foreign	18.2	11.7	(28.6)

	$82.0	$51.4	$(31.1)

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

	Year Ended
Income Tax Provision (Benefit) Reconciliation	February 24, 2012	February 25, 2011	February 26, 2010

Tax expense at the U.S. federal statutory rate	$28.7	$18.0	$(10.9)
Healthcare reform (1)	—	11.4	—
COLI income (2)	(2.9)	(5.7)	(13.5)
Sale of subsidiary (3)	(2.3)	(1.7)	—
State and local income taxes, net of federal	1.9	1.4	1.1
Tax balance adjustments (4)	(1.0)	4.3	—
Foreign operations, less applicable foreign tax credit	2.0	3.5	(0.8)
Valuation allowance provisions and adjustments (5)	0.7	1.2	8.9
Research tax credit	(1.6)	(1.7)	(0.8)
Medicare Part D benefits	—	—	(0.8)
Tax reserve adjustments	1.1	—	—
Other	(1.3)	0.3	(0.7)

Total income tax expense recognized	$25.3	$31.0	$(17.5)

(1)	In Q1 2011, the U.S. enacted significant healthcare reform legislation which effectively changed the tax treatment of the federal subsidies received by employers who provide certain prescription drug benefits for retirees (the “Medicare Part D subsidy”) for fiscal years beginning after December 31, 2012. We had previously recorded deferred tax assets based on the liability for post-retirement benefit obligations related to prescription drug benefits for retirees. As a result of the law change during Q1 2011, deferred tax assets were reduced as these obligations will no longer be deductible for purposes of determining taxable income to the extent they are reimbursed by the Medicare Part D subsidy.

(2)	The net returns in cash surrender value, normal insurance expenses and death benefit gains related to our investments in COLI policies are non-taxable.

(3)	In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark). Basis differences resulted in a tax benefit of $2.3.

(4)	The tax balance adjustments relate to prior periods. Management has evaluated the relevant qualitative and quantitative factors related to these adjustments and concluded that had the adjustments been recorded in the appropriate period the impact individually and in the aggregate would not have been material to the current or previously reported financial information for any prior fiscal year.

(5)	Valuation allowances have been recognized when, based on available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances were adjusted to reflect current market conditions, changes in profitability expectations and implementation of certain tax planning strategies.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes

The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 24, 2012	February 25, 2011
Deferred income tax assets:
Employee benefit plan obligations	$101.2	$96.9
Foreign and domestic net operating loss carryforwards	92.1	96.1
Reserves and accruals	33.2	33.9
Tax credit carryforwards	30.7	35.1
Other, net	2.3	7.0

Total deferred income tax assets	259.5	269.0
Valuation allowances	(34.5)	(34.9)

Net deferred income tax assets	225.0	234.1

Deferred income tax liabilities:
Property, plant and equipment	38.2	34.5
Intangible assets	13.8	14.0

Total deferred income tax liabilities	52.0	48.5

Net deferred income taxes	$173.0	$185.6

Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$42.4	$58.0
Deferred income tax assets—non-current	132.5	132.2
Deferred income tax liabilities—current	—	0.3
Deferred income tax liabilities—non-current	1.9	4.3

In general, it is our practice and intention to reinvest the earnings of our non U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs. As of February 24, 2012, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $292.5 of unremitted foreign retained earnings we considered permanently reinvested. We believe the U.S. tax cost on the unremitted foreign retained earnings would be completely offset by related foreign tax credits.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current Taxes Payable or Refundable

Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Current Income Taxes	February 24, 2012	February 25, 2011
Other current assets:
Income taxes receivable	$3.0	$3.9

Accrued expenses:
Income taxes payable	$3.1	$3.8

Net Operating Loss and Tax Credit Carryforwards

Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2013	$—	$—	$3.2	$—	$—	$0.9	$0.9	$—
2014	—	0.2	2.7	—	—	0.6	0.6	1.0
2015	—	4.5	1.4	—	0.3	0.4	0.7	1.3
2016	—	0.1	5.4	—	—	1.6	1.6	1.4
2017-2032	2.4	163.6	2.0	0.9	9.6	0.5	11.0	20.7
No expiration	—	—	237.2	—	1.0	76.3	77.3	6.3

	$2.4	$168.4	$251.9	0.9	10.9	80.3	92.1	30.7

Valuation allowances				—	(1.2)	(30.9)	(32.1)	—

Net benefit				$0.9	$9.7	$49.4	$60.0	$30.7

Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $91.6 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.

As of February 24, 2012, we have recorded a partial valuation allowance of $29.6 on certain net operating loss carryforward deferred tax assets of $77.6. These carryforward benefits relate to jurisdictions that allow indefinite carryforward periods and in which we have reported cumulative losses in the most recent three years. Our judgment regarding the utilization of these net operating losses is based on our conclusion that we have sufficient evidence that it is more likely than not that we will generate future taxable income in these jurisdictions. The key factors that we considered in our analysis included the impact of restructuring activities and tax planning strategies, as well as the impact of the cyclical nature of our business on future sales levels. Our judgment related to the realization of the deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Q3 2012, the French Legislature enacted a tax law change affecting the utilization of net operating losses. Under the new law, net operating loss utilization in any particular period will be limited to 60% of the amount by which net income exceeds 1 million euros. This law change extends the period of time required to utilize our French net operating losses, however, net operating losses continue to have an indefinite carryforward period. After evaluating the impact of the tax law change and related considerations, it did not have a material impact on our consolidated financial statements. Our judgments and assumptions are subject to change given the uncertainty surrounding the developing debt crisis in Europe and related economic conditions.

Uncertain Tax Positions

We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include, the United States 2012, Canada 2009 through 2012, France 2010 through 2012 and Germany 2005 through 2012. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our liability for uncertain tax positions reflects the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.

We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were not material for 2012, 2011 and 2010.

As of February 24, 2012 and February 25, 2011, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 24, 2012	February 25, 2011
Accrued expenses—income taxes payable	$—	$—
Other long-term liabilities	1.2	0.1

	$1.2	$0.1

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year Ended
Unrecognized Tax Benefits	February 24, 2012	February 25, 2011	February 26, 2010
Balance as of beginning of period	$0.1	$0.2	$0.4
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	11.5	—	—
Foreign exchange impact	—	—	—
Lapse of statute of limitations	(0.1)	(0.1)	(0.2)

Balance as of end of period	$11.5	$0.1	$0.2

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the amounts of unrecognized tax benefits reported would affect our effective tax rate. We expect certain audits in progress at February 24, 2012 to close during the next 12 months which may result in an adjustment to our liability for uncertain tax positions of up to $1.2.

We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of the liability for uncertain tax positions. If we prevail on these tax positions, which total $10.3, the resolution of these items would not impact tax expense, since the positions were taken in countries where we have recorded valuation allowances.

16.    STOCK INCENTIVE PLAN

The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 11,513,445 and 11,218,065 shares remaining for future issuance under our Incentive Compensation Plan as of February 24, 2012 and February 25, 2011, respectively.

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

Awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 24, 2012

Performance units (1)	2,529,690
Restricted stock units	880,837
Stock options	2,212,929

Total outstanding awards	5,623,456

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

We have not granted any non-qualified stock option awards since 2003. All options granted had a 10-year term, and thus all outstanding stock options will expire by the end of 2013, the majority of which expire in Q1 2013. Subsequent to 2003, we have used restricted stock, restricted stock units, performance shares and performance units as the primary share-based compensation awards, and the majority of the outstanding awards as of February 24, 2012 are held by our executive officers.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of a “change of control,” as defined in the Incentive Compensation Plan,

•	all outstanding options and SARs granted under the Incentive Compensation Plan will become immediately exercisable and remain exercisable throughout their entire term;

•

if at least six months have elapsed following the award date, any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock, in the case of awards denominated in shares of Class A Common Stock, and in cash, in the case of awards denominated in cash, with the remainder of such award being canceled for no value; and

•	all restrictions imposed on restricted stock and restricted stock units that are not performance-based shall lapse.

Performance Units

Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. The performance units granted in 2012, 2011 and 2010 can be earned based on achievement of certain total shareholder return (“TSR”) results.

The 2012 awards are earned based on our TSR relative to a comparison group of companies. The number of units that may be earned can range from 0% to 200%. For the 2012 award, a dividend equivalent is calculated based on the actual number of units earned at the end of the performance period, equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. The 2012 award will be forfeited if a participant leaves our company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion.

The 2011 awards are earned based on our TSR relative to a comparison group of companies. A number of units equal to 25% of the target level of the award is earned if the participant remains employed through the end of the performance period, or retires during the performance period, whether or not the minimum performance level is achieved. The number of units that may be earned can range from 25% to 200% of the target amount for the 2011 award. For the 2011 award, participants receive a cash dividend equivalent based on the underlying target award during the performance period equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows. The 2011 award will be forfeited if a participant leaves our company for reasons other than retirement, disability, death or termination without cause prior to the vesting date or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion.

The 2010 awards are earned based on our TSR relative to a comparison group of companies. Based on actual performance results, the 2010 performance units were earned at 97.5% of the target level and 763,425 shares of Class A Common Stock were issued to participants on March 21, 2012.

The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranges from 194,750 to 2,529,690 shares as of February 24, 2012.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. Performance units are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. The fair value of the performance units awarded during 2012, 2011 and 2010 were calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $8.1, $7.1 and $5.6 during 2012, 2011 and 2010, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2012 Awards	2011 Awards	2010 Awards
Three-year risk-free interest rate (1)	1.4%	1.7%	1.3%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	50.9%	49.2%	41.3%
Weighted-average grant-date fair value per unit	$16.57	$9.14	$7.20

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total performance units expense and associated tax benefit in 2012, 2011 and 2010 are as follows:

	Year Ended
Performance Units	February 24, 2012	February 25, 2011	February 26, 2010
Expense	$8.1	$5.6	$3.9
Tax benefit	1.2	2.1	1.5

The 2012 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit (3)
Nonvested as of February 25, 2011	3,024,000	4.22
Granted	971,690	8.29
Vested	(763,425)	3.84
Adjustments (1)	(702,575)	3.84

Nonvested as of February 24, 2012 (2)	2,529,690	6.00

(1)	Adjustment due to the number of shares earned under the 2010 award at the end of the performance period being less than the maximum.

(2)	Total nonvested units include 194,750 units, which represents the 25% portion of the awards granted in 2011 which are not subject to performance conditions.

(3)	The fair value per unit presented in this table assumes the awards are at maximum.

As of February 24, 2012, there was $3.8 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years. The total fair value of performance units vested was $7.0, $0 and $0.1 during 2012, 2011 and 2010, respectively.

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

The total restricted stock and RSUs expense and associated tax benefit in 2012, 2011 and 2010 are as follows:

	Year Ended
Restricted Stock and RSUs	February 24, 2012	February 25, 2011	February 26, 2010
Expense	$3.2	$1.5	$1.3
Tax benefit	1.0	0.5	0.5

Holders of restricted stock and RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.

The 2012 activity for restricted stock and RSUs is as follows:

Nonvested Shares	Restricted Shares	Restricted Stock Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 25, 2011	3,566	496,151	499,717	7.71
Granted	—	475,955	475,955	9.64
Vested	(3,566)	(77,769)	(81,335)	8.04
Forfeited	—	(13,500)	(13,500)	6.46

Nonvested as of February 24, 2012	—	880,837	880,837	8.70

There was $3.6 of remaining unrecognized compensation cost related to restricted stock and RSUs as of February 24, 2012. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock and RSUs vested was $0.8, $2.3 and $1.4 during 2012, 2011 and 2010, respectively.

	Year Ended
Grant Date Fair Value per Share	February 24, 2012	February 25, 2011	February 26, 2010
Weighted-average grant date fair value per share of restricted shares and RSUs granted during 2012, 2011 and 2010	$9.64	$8.69	$5.97

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Information relating to our stock options is as follows:

Unexercised Options Outstanding	Number of Shares	Weighted-Average Option Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
February 25, 2011	3,149,080	$13.91
Options exercised	—	—
Options forfeited and expired	(936,151)	11.93

February 24, 2012	2,212,929	14.73	0.1	—

The exercise price per share of options outstanding ranged from $9.73 to $14.81 as of February 24, 2012 and $9.73 to $16.03 as of February 25, 2011. All unexercised options outstanding as of February 24, 2012 were exercisable.

Information relating to the intrinsic value of option exercises under all share-based payment arrangements is as follows:

Year Ended
Intrinsic Value	February 24, 2012	February 25, 2011	February 26, 2010
Intrinsic value of options exercised	$—	$—	$—

Unrestricted Share Grants

Under the Incentive Compensation Plan, unrestricted shares may be issued to members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. We granted a total of 38,888, 41,720 and 44,346 unrestricted shares at a weighted average grant date fair value per share of $8.39, $7.73 and $5.44 during 2012, 2011 and 2010, respectively.

17.    COMMITMENTS AND GUARANTEES

Commitments

We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through fiscal year 2023. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. In Q4 2011, we completed the sale and leaseback of a facility in Canada, which generated $24.7 of cash and resulted in a $15.9 pre-tax gain. We recognized $10.6 of this gain as a restructuring item in Q4 2011 and deferred the remaining gain over the five-year lease term associated with the space we are leasing back. In Q3 2011, we completed the sale and leaseback of a facility in Malaysia, which generated $13.0 of cash and resulted in a $3.2 pre-tax gain. We deferred the entire amount of this gain over the six-year lease term associated with the space we are leasing back. Total deferred gains, including the facilities in Malaysia and Canada, are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $18.1 as of February 24, 2012 and $20.8 as of February 25, 2011.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net

2013	$51.1	$(6.4)	$44.7
2014	42.0	(5.2)	36.8
2015	34.5	(5.1)	29.4
2016	26.8	(5.1)	21.7
2017	20.8	(5.1)	15.7
Thereafter	24.7	(5.9)	18.8

	$199.9	$(32.8)	$167.1

Rent expense under all operating leases, net of sublease rental income and excluding lease impairment charges recorded as restructuring costs, was $50.0 for 2012, $41.4 for 2011 and $45.8 for 2010. Sublease rental income was $7.8 for 2012, $5.0 for 2011 and $6.8 for 2010. Lease impairment charges recorded as restructuring costs were $3.0 for 2012, $1.2 for 2011 and $1.2 for 2010.

We have outstanding capital expenditure commitments of $12.9.

Guarantees and Performance Bonds

The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

Guarantees and Performance Bonds	February 24, 2012	February 25, 2011

Performance bonds	$0.1	$14.8
Guarantees	0.3	1.8

	$0.4	$16.6

We are party to performance bonds for certain installation or construction activities of certain dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates typically around one year. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we had no reserves recorded related to our potential exposure as of February 24, 2012 and February 25, 2011.

We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to five years. We had no reserves recorded related to these guarantees as of February 24, 2012 and February 25, 2011.

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

The Other category includes Asia Pacific, PolyVision and Designtex. IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. See additional disclosure regarding the IDEO ownership transition in Note 19. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. PolyVision designs and distributes visual communication products, such as interactive electronic whiteboards, including a family of interactive electronic whiteboards called ēno. PolyVision also manufactures steel and ceramic surfaces for use in multiple applications, but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America.

We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. Total assets by segment include manufacturing and other assets associated with each segment.

Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 82% of corporate expenses were charged to the operating segments in 2012, 2011 and 2010 as part of a corporate allocation. Unallocated corporate expenses are reported as Corporate. Assets in Corporate consist primarily of unallocated cash and investment balances and variable life COLI balances.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer represented more than 5% of our consolidated revenue in 2012, 2011 or 2010.

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated

Fiscal 2012
Revenue	$1,842.5	$603.1	$303.9	$—	$2,749.5
Operating income (loss)	130.5	(7.8)	4.8	(30.4)	97.1
Total assets	858.3	323.5	206.2	313.0	1,701.0
Capital expenditures	46.6	12.7	4.4	1.2	64.9
Depreciation & amortization	36.6	13.4	6.1	0.3	56.4
Fiscal 2011
Revenue	$1,504.6	$547.3	$385.2	$—	$2,437.1
Operating income (loss)	70.6	(18.4)	13.4	(14.1)	51.5
Total assets	794.8	351.5	212.0	638.2	1,996.5
Capital expenditures	28.4	10.3	5.9	1.4	46.0
Depreciation & amortization	38.7	16.2	9.1	0.4	64.4
Fiscal 2010
Revenue	$1,389.4	$530.3	$372.0	$—	$2,291.7
Operating income (loss)	50.4	(22.0)	(22.1)	(17.8)	(11.5)
Total assets	857.9	299.3	261.1	258.9	1,677.2
Capital expenditures	16.5	10.8	7.9	—	35.2
Depreciation & amortization	44.2	17.7	12.3	—	74.2

We evaluate performance and allocate resources primarily based on operating income. The accounting policies of each of the reportable segments are the same as those described in Note 2. Corporate assets increased significantly in 2011 due to the investment of the net proceeds from the 2021 Notes and subsequently decreased significantly due to repayment of the 2021 Notes. Revenue comparisons have been impacted by divestitures, deconsolidations and ownership transitions along with currency translation effects. In addition, operating income (loss) has been significantly impacted by variable life COLI income and restructuring costs.

Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Revenue:
United States	$1,751.0	$1,518.5	$1,469.7
Foreign locations	998.5	918.6	822.0

	$2,749.5	$2,437.1	$2,291.7

Long-lived Assets:
United States	$688.7	$665.9
Foreign locations	151.5	162.4

	$840.2	$828.3

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represents greater than 10% of our consolidated revenue or long-lived assets. In 2012, foreign revenues and long-lived assets represented approximately 36% and 18% of consolidated amounts, respectively. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 85% of EMEA revenue in 2012.

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

Product Category Data	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Systems and storage	$1,306.1	$1,036.6	$944.1
Seating	821.6	678.9	595.9
Other (1)	621.8	721.6	751.7

Total	$2,749.5	$2,437.1	$2,291.7

(1)	Other consists primarily of consolidated dealers, textiles and surface materials, static and electronic whiteboards and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.    DIVESTITURES, ACQUISITIONS, OWNERSHIP TRANSITIONS AND DECONSOLIDATIONS

Divestiture of PolyVision Division

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark) and resulted in a loss of $0.9 recorded in Restructuring costs on the Consolidated Statements of Operations.

Our Consolidated Statements of Operations included the following related to PolyVision SAS and PolyVision A/S:

	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Revenue	$8.6	$17.1	$18.2
Gross profit	1.6	3.5	3.4
Operating income (loss)	0.1	0.6	(1.4)

Dealer Acquisition

In Q1 2012, Office Environments of New England, LLC (“OENE”), a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. OENE and BKM, both authorized Steelcase dealers, have combined to create

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. We completed the final purchase price allocation in Q3 2012 which resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our consolidated financial statements.

IDEO Ownership Transition

In Q4 2011, certain members of the management of IDEO purchased a controlling interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship. This transaction generated $30 of cash and resulted in a Q4 2011 pre-tax gain of $13.2 recorded in Operating Expenses on the Consolidated Statements of Operations within Corporate. In Q4 2011, we deconsolidated the operations of IDEO and began recording our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Operations.

For the years ended February 25, 2011 and February 26, 2010, our Consolidated Statements of Operations included the following related to IDEO:

	Year Ended
IDEO	February 25, 2011	February 26, 2010

Revenue	$103.4	$112.9
Gross profit	47.1	46.6
Operating income (1)	11.8	7.8

(1)	Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

Deconsolidations

In Q1 2011, based on the new accounting statement which changed the consolidation guidance for variable interest entities, we deconsolidated a variable interest dealer in our Americas segment which had no effect on net income. In addition, we deconsolidated a variable interest dealer in our Americas segment in Q3 2010 after it was purchased by an independent third party. The loss recognized upon deconsolidation was not material.

For the year ended February 26, 2010, our Consolidated Statements of Operations included the following related to the consolidation of these dealers:

Dealer Deconsolidations	Year Ended
February 26, 2010

Revenue	$62.7
Gross profit	22.0
Operating income	1.4

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    RESTRUCTURING COSTS

In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment. In conjunction with the closure, we recorded $6.8 of employee termination costs, $0.3 of business exit and other related costs, and a $4.1 gain related to the sale of the facility.

In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party which resulted in a net loss of $0.9 recorded in Restructuring costs in the Other category during 2012.

In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company's long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to continue into fiscal 2014. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. During 2012, we incurred $14.3 of employee termination costs and $3.6 of business exit and other related costs. During 2011, we incurred $10.1 of restructuring costs primarily due to workforce reductions.

In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. This project is now complete, and restructuring costs totaled $1.9 in 2012 and $18.6 in 2011. The majority of these costs related to workforce reductions and some additional costs for manufacturing consolidation and production moves within the EMEA segment. In 2012, the restructuring costs primarily related to contingencies associated with a former plant in France, which was sold in Q4 2010.

The remaining restructuring costs incurred in 2011 primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business, offset by a $10.6 gain recorded in the Americas related to the sale and partial leaseback of a facility in Canada.

During 2010, we completed a series of actions, announced in Q2 2010, to reduce our global workforce and consolidate manufacturing facilities. We incurred related costs associated with these actions of $31.2, mainly attributable to employee termination costs. The Americas segment, EMEA segment and Other category incurred costs of $9.8, $14.7 and $6.7, respectively.

During 2010, we completed a series of actions, announced in Q4 2009, to consolidate manufacturing and distribution facilities in North America, reduce our white-collar workforce and other operating costs globally and expand our white-collar reinvention initiatives. Total related costs associated with these actions in 2010 were $3.7, mainly attributable to employee termination costs. The Americas segment, EMEA segment and Other category incurred costs in 2010 of $3.2, $0.3 and $0.2, respectively.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010

Cost of sales:
Americas	$20.2	$6.6	$8.5
EMEA	5.0	18.7	10.1
Other	1.0	0.5	3.4

	26.2	25.8	22.0

Operating expenses:
Americas	1.5	1.1	4.1
EMEA	3.0	0.4	4.9
Other	(0.2)	3.3	3.9

	4.3	4.8	12.9

	$30.5	$30.6	$34.9

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2012, 2011 and 2010:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total

Reserve balance as of February 27, 2009	$11.5	$4.6	$16.1
Additions	23.5	11.4	34.9
Payments	(28.2)	(11.7)	(39.9)
Adjustments	—	(0.8)	(0.8)

Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3

Additions	38.3	(7.7)	30.6
Payments	(19.6)	(4.6)	(24.2)
Adjustments	0.2	10.1	10.3

Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0

Additions	25.6	4.9	30.5
Payments	(38.2)	(6.9)	(45.1)
Adjustments	(0.2)	5.4	5.2

Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6

The workforce reductions reserve balance as of February 24, 2012 primarily relates to estimated employee termination costs associated with the Q4 2011 announcement. The adjustments to the business exits and related costs in 2012 primarily relate to the $4.1 gain associated with the sale of the Morocco facility. The adjustments to the business exits and related costs in 2011 primarily relate to the $10.6 gain associated with the sale and partial leaseback of a facility in Canada.

STEELCASE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2012
Revenue	$639.4	$700.5	$719.4	$690.2	$2,749.5
Gross profit	183.1	201.2	219.8	205.6	809.7
Operating income	15.0	25.4	38.2	18.5	97.1
Net income	7.5	11.9	22.4	14.9	56.7
Basic earnings per share	0.06	0.09	0.17	0.11	0.43
Diluted earnings per share	0.06	0.09	0.17	0.11	0.43

2011
Revenue	$541.8	$599.8	$672.6	$622.9	$2,437.1
Gross profit	161.5	170.6	203.9	181.5	717.5
Operating income (loss)	(1.4)	6.5	26.8	19.6	51.5
Net income (loss)	(11.1)	2.8	18.3	10.4	20.4
Basic earnings (loss) per share	(0.08)	0.02	0.14	0.08	0.15
Diluted earnings (loss) per share	(0.08)	0.02	0.14	0.08	0.15

22.    SUBSEQUENT EVENT

On March 19, 2012 we entered into a $125 million committed five-year unsecured revolving syndicated credit facility (“New Facility”). The New Facility amends and restates our previous unsecured syndicated credit facility (“Old Facility”) that was scheduled to expire in December 2012. At our option, and subject to certain conditions, we may increase the aggregate commitment under the New Facility by up to $75 million by obtaining at least one commitment from one of the lenders. There are currently no borrowings outstanding under the New Facility.

We can use borrowings under the New Facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the New Facility is based on the rate, as selected by us, between the following two options:

•

The greatest of the prime rate, the Federal fund effective rate plus 0.5%, and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement; or

•	The Eurocurrency rate plus the applicable margin as set forth in the credit agreement.

The New Facility requires us to satisfy two financial covenants:

•

A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness (as determined under the credit agreement) less excess liquidity (as determined under the credit agreement) to (y) the trailing four quarter Adjusted EBITDA (as determined under the credit agreement) and is required to be no greater than 3:1. (In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 3.25 to 1.0 for four consecutive quarters).

•

A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter Adjusted EBITDA (as determined under the credit agreement) to (z) trailing four quarter interest expense and is required to be no less than 3.5:1.

The New Facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. In general, as long as our leverage ratio is less than 2.50 to 1.0, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.0 and the maximum then permitted, our ability to pay more than $35.0 million in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity.

Item 9. Changes	in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9A.    Controls and Procedures:

(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 24, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 24, 2012, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.    Other Information:

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Annual Report on Form 10-K. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2012 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

Item 11.    Executive Compensation:

The information required by Item 11 is contained in our 2012 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by Item 12 that is not listed below is contained in our 2012 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.

Securities authorized for issuance under equity compensation plans as of February 24, 2012 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	5,623,456	(1)	$14.73	(2)	11,513,445
Equity compensation plans not approved by security holders	—		n/a		—

Total	5,623,456		14.73		11,513,445

(1)	This amount includes the maximum number of shares that may be issued under outstanding performance units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

(2)	The weighted average exercise price relates to stock options, and excludes performance units and restricted stock units, as there is no exercise price associated with these awards.

All equity awards were granted under our Incentive Compensation Plan. See Note 16 to the consolidated financial statements for additional information.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

The information required by Item 13 is contained in our 2012 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

Item 14.    Principal Accounting Fees and Services:

The information required by Item 14 is contained in our 2012 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a) Financial Statements and Schedules

1. Financial Statements (Item 8)

The following consolidated financial statements of the Company are filed as part of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for the Years Ended February 24, 2012, February 25, 2011 and February 26, 2010

•	Consolidated Balance Sheets as of February 24, 2012 and February 25, 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 24, 2012, February 25, 2011 and February 26, 2010

•	Consolidated Statements of Cash Flows for the Years Ended February 24, 2012, February 25, 2011 and February 26, 2010

•	Notes to the Consolidated Financial Statements

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

Date: April 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. HACKETT James P. Hackett	President and Chief Executive Officer, Director (Principal Executive Officer)	April 23, 2012

/s/ DAVID C. SYLVESTER David C. Sylvester	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 23, 2012

/s/ MARK T. MOSSING Mark T. Mossing	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 23, 2012

/s/ WILLIAM P. CRAWFORD William P. Crawford	Director	April 23, 2012

/s/ CONNIE K. DUCKWORTH Connie K. Duckworth	Director	April 23, 2012

/s/ DAVID W. JOOS David W. Joos	Director	April 23, 2012

/s/ ELIZABETH VALK LONG Elizabeth Valk Long	Director	April 23, 2012

/s/ ROBERT C. PEW III Robert C. Pew III	Chair of the Board of Directors, Director	April 23, 2012

/s/ CATHY D. ROSS Cathy D. Ross	Director	April 23, 2012

Signature	Title	Date

/s/ PETER M. WEGE II Peter M. Wege II	Director	April 23, 2012

/s/ P. CRAIG WELCH, JR. P. Craig Welch, Jr.	Director	April 23, 2012

/s/ KATE PEW WOLTERS Kate Pew Wolters	Director	April 23, 2012

SCHEDULE II

STEELCASE INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Balance as of beginning of period	$23.1	$20.6	$29.6
Additions:
Charged to costs and expenses	2.0	7.8	4.9
Charged to other accounts	(0.2)	0.2	1.7
Deductions (1)	(4.7)	(5.0)	(16.6)
Other adjustments (2)	(0.6)	(0.5)	1.0

Balance as of end of period	$19.6	$23.1	$20.6

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily currency translation adjustments and deconsolidations.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 24, 2012	February 25, 2011	February 26, 2010
Balance as of beginning of period	$34.9	$38.2	$26.9
Additions:
Charged to costs and expenses	2.5	1.2	8.9
Charged to other accounts	—	—	—
Deductions and expirations	(1.8)	(4.1)	(1.1)
Other adjustments (1)	(1.1)	(0.4)	3.5

Balance as of end of period	$34.5	$34.9	$38.2

(1)	Primarily currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended July 13, 2011 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.5% Senior Notes Due 2011 (4)
4.3	Officers’ Certificate of Steelcase establishing the terms of the 6.5% Senior Notes Due 2011 (5)
4.4	Form of Global Note representing the 6.375% Senior Notes due 2021 (6)
4.5	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes due 2021 (7)
10.1	Credit Agreement, dated as of December 16, 2009 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., as Syndication Agent; Fifth Third Bank, as Documentation Agent; and certain other lenders (8)
10.2	Steelcase Inc. Restoration Retirement Plan (9)
10.3	Steelcase Inc. Deferred Compensation Plan (10)
10.4	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.5	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (12)
10.6	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (13)
10.7	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (14)
10.8	Steelcase Inc. Non-Employee Director Deferred Compensation Plan (15)
10.9	2012-1 Amendment to the Steelcase Inc. Non-Employee Director Deferred Compensation Plan
10.10	Steelcase Inc. Executive Severance Plan (16)
10.11	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.12	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.13	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.14	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.15	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.16	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.17	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.18	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan
10.19	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2007 (24)
10.20	2008-1 Amendment to the Steelcase Inc. Management Incentive Plan (25)
10.21	2009-1 Amendment to the Steelcase Inc. Management Incentive Plan (26)
10.22	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010 (27)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Board of Directors (28)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Executive Management Team (29)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Stock Option Agreement for Participants in the United States (30)

Exhibit No.	Description
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2010) (31)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2011) (32)
10.28	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2012) (33)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2009) (34)
10.30	Summary of Steelcase Benefit Plan for Outside Directors (35)
10.31	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated October 11, 2011 (36)
10.32	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (37)
10.33	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (38)
10.34	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett (39)
10.35	Second Amendment to Aircraft Time-Sharing Agreement, dated November 9, 2011, between Steelcase Inc. and James P. Hackett (40)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (41)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (41)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(7)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(8)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on December 17, 2009 (commission file number 001-13873), and incorporated herein by reference.

(9)	Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(10)	Filed as Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(11)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(12)	Filed as Exhibit No. 10.1 to Amendment 2 to the Company’s Registration Statement on Form S-1, as filed with the Commission on January 20, 1998 (commission file number 333-41647), and incorporated herein by reference.

(13)	Filed as Exhibit No. 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(14)	Filed as Exhibit No. 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 1998, as filed with the Commission on May 28, 1998 (commission file number 001-13873), and incorporated herein by reference.

(15)	Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(16)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.

(17)	Filed as Exhibit No. 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(18)	Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2009, as filed with the Commission on October 5, 2009 (commission file number 001-13873), and incorporated herein by reference.

(19)	Filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(20)	Filed as Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.

(21)	Filed as Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.

(22)	Filed as Exhibit No. 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(23)	Filed as Exhibit No. 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 21, 2007 and amended on June 22, 2007 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2008, as filed with the Commission on July 9, 2008 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 30, 2010 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No. 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004, as filed with the Commission on January 5, 2005 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No. 10.01 to the Company’s Form 8-K, as filed with the Commission on March 31, 2009 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 31, 2010 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(34)	Filed as Exhibit No. 10.3 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2011, as filed with the Commission on January 4, 2012 (commission file number 001-13873), and incorporated herein by reference.

(37)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(38)	Filed as Exhibit No. 10.2 to the Company’s Form 8-K, as filed with the Commission on January 30, 2006 (commission file number 001-13873), and incorporated herein by reference.

(39)	Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 29, 2009, as filed with the Commission on July 1, 2009 (commission file number 001-13873), and incorporated herein by reference.

(40)	Filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2011, as filed with the Commission on January 4, 2012 (commission file number 001-13873), and incorporated herein by reference.

(41)	Filed as the like numbered exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002 (commission file number 001-13873), and incorporated herein by reference.