Form 10-Q
period 2012-05-25
STEELCASE INC
filed 2012-06-28
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-13873
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 21, 2012, Steelcase Inc. had 84,251,333 shares of Class A Common Stock and 41,035,170 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 25, 2012	May 27, 2011
Revenue	$675.2	$639.4
Cost of sales	474.1	446.3
Restructuring costs	5.1	10.0
Gross profit	196.0	183.1
Operating expenses	176.7	168.2
Restructuring costs	—	(0.1)
Operating income	19.3	15.0
Interest expense	(4.5)	(8.4)
Investment income	1.1	3.0
Other income, net	3.8	1.9
Income before income tax expense	19.7	11.5
Income tax expense	6.5	4.0
Net income	$13.2	$7.5
Earnings per share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06
Dividends declared and paid per common share	$0.09	$0.06

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 25, 2012	May 27, 2011
Net income	$13.2	$7.5
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of taxes	0.1	(0.1)
Minimum pension liability, net of taxes	(1.5)	(2.0)
Derivative adjustments	—	(0.1)
Foreign currency translation adjustments	(15.3)	3.6
Total other comprehensive income (loss)	(16.7)	1.4
Comprehensive income (loss)	$(3.5)	$8.9

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 25, 2012	February 24, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80.5	$112.1
Short-term investments	52.1	79.1
Accounts receivable, net of allowances of $17.9 and $19.6	309.3	271.4
Inventories	147.5	139.5
Deferred income taxes	47.3	42.4
Other current assets	43.7	57.6
Total current assets	680.4	702.1
Property and equipment, net of accumulated depreciation of $1,196.7 and $1,215.3	338.8	346.9
Company-owned life insurance	229.3	227.6
Deferred income taxes	122.1	132.5
Goodwill	174.5	176.6
Other intangible assets, net	18.2	18.8
Other assets	100.1	96.5
Total assets	$1,663.4	$1,701.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210.2	$191.3
Short-term borrowings and current maturities of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	89.6	123.0
Employee benefit plan obligations	15.6	22.6
Other	131.7	122.4
Total current liabilities	449.7	461.9
Long-term liabilities:
Long-term debt less current maturities	288.4	288.9
Employee benefit plan obligations	157.2	161.1
Other long-term liabilities	81.4	80.5
Total long-term liabilities	527.0	530.5
Total liabilities	976.7	992.4
Shareholders’ equity:
Common stock	—	1.1
Additional paid-in capital	26.9	32.6
Accumulated other comprehensive income (loss)	(15.9)	0.8
Retained earnings	675.7	674.1
Total shareholders’ equity	686.7	708.6
Total liabilities and shareholders’ equity	$1,663.4	$1,701.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 25, 2012	May 27, 2011
OPERATING ACTIVITIES
Net income	$13.2	$7.5
Depreciation and amortization	13.6	14.0
Changes in cash surrender value of company-owned life insurance	(1.7)	(2.8)
Changes in deferred income taxes	8.0	5.4
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, inventories and accounts payable	(32.7)	(19.7)
Employee compensation liabilities	(36.7)	(37.9)
Other assets and liabilities	(9.2)	(21.0)
Other	8.6	15.8
Net cash used in operating activities	(36.9)	(38.7)
INVESTING ACTIVITIES
Capital expenditures	(10.1)	(18.1)
Proceeds from disposal of fixed assets	14.1	—
Purchases of short-term investments	(6.4)	(5.6)
Liquidations of short-term investments	33.2	39.2
Acquisition	—	(17.9)
Other	0.1	3.6
Net cash provided by (used in) investing activities	30.9	1.2
FINANCING ACTIVITIES
Dividends paid	(11.6)	(8.0)
Common stock repurchases	(11.8)	(11.5)
Other	(0.5)	(3.9)
Net cash used in financing activities	(23.9)	(23.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.9
Net decrease in cash and cash equivalents	(31.6)	(60.0)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$80.5	$82.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2012 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 24, 2012 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We adopted the amended provisions in Q1 2013. This amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. We adopted the amended provisions in Q1 2013, electing to present the components of net income and other comprehensive income as two separate but consecutive statements. This amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In May 2011, the FASB amended ASC 820, Fair Value Measurements and Disclosures. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and IFRS. The amendment clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. We adopted the amended provisions in Q1 2013 and provided the applicable disclosures in Note 4. This amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	EARNINGS PER SHARE
Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Diluted earnings per share includes the effects of options and certain performance units in which the participants have forfeitable rights to dividends or dividend equivalents

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the performance period. However, for the three months ended May 25, 2012 and May 27, 2011, diluted earnings per share does not reflect the effect of options and certain performance units totaling 0.7 million and 2.3 million, respectively, because their effect would have been anti-dilutive.

	Three Months Ended
Computation of Earnings per Share	May 25, 2012	May 27, 2011
Net income	$13.2	$7.5
Adjustment for earnings attributable to participating securities	(0.2)	(0.1)
Net income used in calculating earnings per share	$13.0	$7.4
Weighted-average common shares outstanding including participating securities (in millions)	128.8	134.0
Adjustment for participating securities (in millions)	(2.0)	(2.2)
Shares used in calculating basic earnings per share (in millions)	126.8	131.8
Effect of dilutive stock-based compensation (in millions)	0.1	1.0
Shares used in calculating diluted earnings per share (in millions)	126.9	132.8
Earnings per share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06
Total common shares outstanding at period end (in millions)	126.0	131.3

4.	FAIR VALUE
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
Our total debt is carried at cost and was $291.0 and $291.5 as of May 25, 2012 and February 24, 2012, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $303 and $305 as of May 25, 2012 and February 24, 2012, respectively.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 25, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$80.5	$—	$—	$80.5
Managed investment portfolio and other investments
Corporate debt securities	—	25.6	—	25.6
U.S. agency debt securities	—	25.3	—	25.3
Asset backed securities	—	0.9	—	0.9
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	1.6	—	1.6
Auction rate securities	—	—	13.2	13.2
Canadian asset-backed commercial paper restructuring notes	—	—	4.0	4.0
	$84.0	$53.7	$17.2	$154.9
Liabilities
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

	February 24, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$112.1	$—	$—	$112.1
Managed investment portfolio and other investments
Corporate debt securities	—	47.8	—	47.8
U.S. agency debt securities	—	27.7	—	27.7
U.S. government debt securities	1.5	—	—	1.5
Asset backed securities	—	0.9	—	0.9
Municipal debt securities	—	0.9	—	0.9
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	12.9	12.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$117.1	$78.5	$17.0	$212.6
Liabilities
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)
	$—	$(2.1)	$—	$(2.1)
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any period presented.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 25, 2012:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 24, 2012	$12.9	$4.1
Unrealized gains on investments	0.3	—
Currency translation adjustments	—	(0.1)
Balance as of May 25, 2012	$13.2	$4.0

There were no other-than-temporary impairments recognized on our auction rate securities during the three months ended May 25, 2012 and May 27, 2011.

5.	INVENTORIES

Inventories	May 25, 2012	February 24, 2012
Raw materials	$59.9	$59.1
Work-in-process	18.6	18.2
Finished goods	90.9	84.0
	169.4	161.3
LIFO reserve	(21.9)	(21.8)
	$147.5	$139.5

The portion of inventories determined by the LIFO method was $65.3 as of May 25, 2012 and $58.8 as of February 24, 2012.

6.	STOCK INCENTIVE PLAN
Performance Units
In Q1 2013, we awarded 540,470 performance units to our executive officers. These performance units are earned after a three-year performance period, from 2013 through 2015, based on our total shareholder return relative to a comparison group of companies and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount, therefore the maximum number of shares that can be issued under the awards is 1,080,940. For these awards, dividend equivalents are calculated based on the actual number of shares earned at the end of the performance period equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. These awards will be forfeited if the participant leaves our company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion. If a change in control occurs at least six months following the award date, the target awards will be deemed to be earned and a pro rata number of units will be vested and paid based upon the length of time within the performance period which has elapsed prior to the effective date of the change in control.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the performance units awarded was calculated on the grant date using the Monte Carlo simulation model with the following assumptions:

	2013 Awards	2012 Awards	2011 Awards
Three-year risk-free interest rate (1)	0.5%	1.4%	1.7%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	49.8%	50.9%	49.2%
Weighted-average grant-date fair value per unit	$11.92	$16.57	$9.14
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The total performance units expense and associated tax benefit for all outstanding awards for the three months ended May 25, 2012 and May 27, 2011 are as follows:

	Three Months Ended
Performance Units	May 25, 2012	May 27, 2011
Expense	$3.4	$4.9
Tax benefit	1.3	1.9
The performance units activity for the three months ended May 25, 2012 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share (2)
Nonvested as of February 24, 2012 (1)	2,529,690	$6.00
Granted	1,080,940	5.96
Forfeited	(320,600)	5.99
Nonvested as of May 25, 2012 (1)	3,290,030	$5.99
_______________________________________

(1)	Total nonvested includes 194,750 units which represent the 25% portion of the awards granted in 2011 which are not subject to performance conditions.

(2)	The fair value per share presented in this table assumes the maximum number of shares will be earned at the end of the performance period.
As of May 25, 2012, there is $4.9 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 2.1 years.
Restricted Stock Units
In Q1 2013, we awarded 252,922 restricted stock units, of which 230,030 were awarded to our executive officers. These restricted stock units have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.
The restricted stock units expense and associated tax benefit for all outstanding awards for the three months ended May 25, 2012 and May 27, 2011 are as follows:

	Three Months Ended
Restricted Stock Units	May 25, 2012	May 27, 2011
Expense	$1.6	$1.4
Tax benefit	0.6	0.5

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock units activity for the three months ended May 25, 2012 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012	880,837	$8.70
Granted	252,922	8.96
Vested	(16,000)	5.31
Forfeited	(35,200)	10.48
Nonvested as of May 25, 2012	1,082,559	$8.75

As of May 25, 2012, there is $3.9 of remaining unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

	Three Months Ended
Grant Date Fair Value per Unit	May 25, 2012	May 27, 2011
Weighted-average grant date fair value per unit of restricted stock units granted during the three months ended May 25, 2012 and May 27, 2011	$8.96	$10.91

7.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
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
Corporate costs include portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Approximately 84% and 82% of corporate expenses were charged to the operating segments in Q1 2013 and Q1 2012, respectively, as part of a corporate allocation.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three months ended May 25, 2012 and total assets as of May 25, 2012 and February 24, 2012 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 25, 2012	May 27, 2011
Revenue
Americas	$474.6	$408.5
EMEA	127.5	153.9
Other	73.1	77.0
	$675.2	$639.4
Operating income (loss)
Americas	$37.7	$21.1
EMEA	(8.0)	(0.1)
Other	(3.4)	2.6
Corporate	(7.0)	(8.6)
	$19.3	$15.0

Reportable Segment Balance Sheet Data	May 25, 2012	February 24, 2012
Total assets
Americas	$883.5	$858.3
EMEA	311.5	323.5
Other	201.2	206.2
Corporate	267.2	313.0
	$1,663.4	$1,701.0

8.	DIVESTITURES AND ACQUISITIONS
Divestiture of PolyVision Division
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark) and resulted in a loss of $0.9 recorded in Restructuring costs on the Condensed Consolidated Statements of Income.
For the year ended February 24, 2012 and the interim periods therein, our Condensed Consolidated Statements of Income included the following related to PolyVision SAS and PolyVision A/S:

	First Quarter	Second Quarter	Total
2012
Revenue	$4.1	$4.5	$8.6
Gross profit	0.7	0.9	1.6
Operating income	(0.2)	0.3	0.1

Dealer Acquisition
In Q1 2012, Red Thread Spaces LLC ("Red Thread"), formally known as Office Environments of New England, LLC, a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. Red Thread and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. We completed the final purchase

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price allocation in Q3 2012 which resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.

9.	RESTRUCTURING ACTIVITIES
In Q4 2011, we announced the planned closure of three manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation will be substantially complete by the end of 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. During the three months ended May 25, 2012, we incurred $1.3 of employee termination costs and $3.2 of business exit and other related costs. During 2012 and 2011, we incurred restructuring costs related to these plant closures of $17.9 and $10.1, respectively. These costs primarily related to workforce reductions and were recorded within the Americas segment.
Restructuring costs are summarized in the following table:

	Three Months Ended
Restructuring Costs	May 25, 2012	May 27, 2011
Cost of sales
Americas	$4.7	$7.3
EMEA	0.4	2.7
Other	—	—
	5.1	10.0
Operating expenses
Americas	—	—
EMEA	—	—
Other	—	(0.1)
	—	(0.1)
Total	$5.1	$9.9

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 25, 2012:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	1.6	3.5	5.1
Payments	(7.1)	(3.7)	(10.8)
Adjustments	(0.2)	(0.1)	(0.3)
Reserve balance as of May 25, 2012	$7.2	$4.4	$11.6
The workforce reductions reserve balance as of May 25, 2012 primarily relates to estimated employee termination costs associated with the Q4 2011 announcement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 24, 2012. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
The non-GAAP financial measures used are:  (1) organic revenue growth (decline), which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of acquisitions and divestitures, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations

	Three Months Ended
Statement of Operations Data	May 25, 2012		May 27, 2011
Revenue	$675.2	100.0%	$639.4	100.0%
Cost of sales	474.1	70.2	446.3	69.8
Restructuring costs	5.1	0.8	10.0	1.6
Gross profit	196.0	29.0	183.1	28.6
Operating expenses	176.7	26.2	168.2	26.3
Restructuring costs	—	—	(0.1)	—
Operating income	19.3	2.8	15.0	2.3
Interest expense, investment income and other income, net	0.4	0.1	(3.5)	(0.5)
Income before income tax expense	19.7	2.9	11.5	1.8
Income tax expense	6.5	0.9	4.0	0.6
Net income	$13.2	2.0%	$7.5	1.2%
Earnings per share:
Basic	$0.10		$0.06
Diluted	$0.10		$0.06

Q1 2013 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q1 2012 revenue	$408.5	$153.9	$77.0	$639.4
Divestiture	—	—	(4.1)	(4.1)
Currency translation effects*	(0.6)	(10.2)	0.1	(10.7)
Q1 2012 revenue, adjusted	407.9	143.7	73.0	624.6
Q1 2013 revenue	474.6	127.5	73.1	675.2
Dealer acquisition	(10.5)	—	—	(10.5)
Q1 2013 revenue, adjusted	464.1	127.5	73.1	664.7
Organic growth (decline) $	$56.2	$(16.2)	$0.1	$40.1
Organic growth (decline) %	14%	(11)%	—%	6%
_______________________________________

*	Currency translation effects represent the estimated net effect of translating Q1 2012 foreign currency revenues using the average exchange rates during Q1 2013.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 25, 2012		May 27, 2011
Operating income	$19.3	2.8%	$15.0	2.3%
Add: Restructuring costs	5.1	0.8	9.9	1.6
Adjusted operating income	$24.4	3.6%	$24.9	3.9%
Overview
In Q1 2013, we experienced 6% organic revenue growth compared to the prior year, which represents the ninth consecutive quarter of year-over-year organic revenue growth. This growth is generally consistent with or better than global trends in our industry. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions. In recent months, white collar employment and new construction (traditional industry drivers) have started to modestly improve in the Americas, but the broader economic recovery remains challenged by a variety of headwinds particularly in Europe.
Additionally, we believe many of our customers have deferred spending during a decade in which various forces have dramatically impacted their work environments, and many are at the point where they are now investing to modernize their spaces. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped drive our strong revenue growth as our customers increased spending. During the second half of 2012 and into Q1 2013, we increased investments in product development and other initiatives. We believe these investments will strengthen our market leadership and help to sustain the momentum we have in our business.
We recorded Q1 2013 net income of $13.2 compared to Q1 2012 net income of $7.5. The increase in net income was driven by lower restructuring costs and lower interest expense.
Revenue for Q1 2013 was $675.2 compared to $639.4 in Q1 2012. Organic revenue growth was 6% after adjusting for currency translation effects and the impacts of acquisitions and divestitures. We realized organic revenue growth of 14% in the Americas, while EMEA declined 11% and the Other category was flat.
Operating income of $19.3 in Q1 2013 compared to operating income of $15.0 in the prior year. Q1 2013 adjusted operating income of $24.4 was relatively flat compared to Q1 2012 adjusted operating income of $24.9. Strength in the Americas was offset by weakness in EMEA and the Other category.
Cost of sales increased slightly to 70.2% of revenue in Q1 2013, a 40 basis point increase compared to Q1 2012. Higher absorption of fixed costs associated with the organic revenue growth in the Americas (including benefits of improved pricing) was more than offset by lower absorption of fixed costs associated with the organic revenue decline in EMEA.
Operating expenses in Q1 2013 of $176.7 increased by $8.5 compared to Q1 2012 operating expenses of $168.2. The comparison included $2.8 of favorable currency translation effects and $1.7 of operating expenses related to a dealer acquired in Q1 2012. The remaining increase of $9.6 over the prior year primarily related to increased spending on sales, product development and other initiatives in the Americas and Asia Pacific.

We recorded restructuring costs of $5.1 in Q1 2013, $4.5 of which was associated with the North America plant closures announced in Q4 2011. In Q1 2012, we recorded restructuring costs of $9.9, $7.2 of which was associated with the North America plant closures announced in Q4 2011. The remaining restructuring costs of $2.7 incurred in Q1 2012 related to the completion of actions launched in EMEA in prior periods.
Income tax expense recorded for Q1 2013 reflected an effective tax rate of 33.0%, slightly lower than our estimated annual effective tax rate of 35%, due to $0.3 of discrete tax items.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 25, 2012	May 27, 2011
Interest expense	$(4.5)	$(8.4)
Investment income	1.1	3.0
Other income, net:
Equity in income of unconsolidated ventures	2.2	1.9
Miscellaneous, net	1.6	—
Total other income, net	3.8	1.9
Total interest expense, investment income and other income, net	$0.4	$(3.5)
Q1 2012 interest expense included $4.1 associated with $250 of senior notes which matured and were repaid in Q2 2012. The change in investment income from Q1 2012 to Q1 2013 was primarily driven by lower gains in the cash surrender value of variable life company-owned life insurance ("COLI") policies. Other income, net increased due primarily to a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
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

	Three Months Ended
Statement of Operations Data — Americas	May 25, 2012		May 27, 2011
Revenue	$474.6	100.0%	$408.5	100.0%
Cost of sales	330.2	69.6	287.5	70.4
Restructuring costs	4.7	1.0	7.3	1.8
Gross profit	139.7	29.4	113.7	27.8
Operating expenses	102.0	21.5	92.6	22.7
Restructuring costs	—	—	—	—
Operating income	$37.7	7.9%	$21.1	5.1%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 25, 2012		May 27, 2011
Operating income	$37.7	7.9%	$21.1	5.1%
Add: Restructuring costs	4.7	1.0	7.3	1.8
Adjusted operating income	$42.4	8.9%	$28.4	6.9%

Operating income in the Americas of $37.7 in Q1 2013 compared to Q1 2012 operating income of $21.1.

Adjusted operating income increased by $14.0 in Q1 2013 compared to Q1 2012, due to operating leverage from organic revenue growth (including benefits of improved pricing), offset in part by higher spending on sales, product development and other initiatives, higher commodity costs and a higher mix of business from some of our largest corporate customers.
The Americas revenue represented 70.3% of consolidated revenue in Q1 2013. Revenue for Q1 2013 was $474.6 compared to $408.5 in Q1 2012, an increase of $66.1 or 16.2%. After adjusting for revenue from a dealer acquired in Q1 2012 and currency translation impacts, organic revenue growth was $56.2 or 14%. Based on the most recent information available from the Business and Institutional Furniture Manufacturers Association, we believe we are continuing to gain market share in the U.S. The organic revenue growth in the Americas benefited from a strong beginning backlog and current quarter orders which grew 9% compared to the prior year. Revenue growth in Q1 2013 is categorized as follows:

•	Product categories — All product categories grew, with notable strength in Wood, Details and Technology.

•	Vertical markets — Outside of Federal Government and Financial Services, all vertical markets grew, with notable strength in the Energy, Insurance and Technology sectors.

•	Geographic regions — Growth was fairly broad-based across our sales regions, with only a few markets reporting declines.

•	Contract type — Revenue grew across all quote types, but project business was the strongest.
Cost of sales decreased to 69.6% of revenue in Q1 2013 compared to 70.4% of revenue in Q1 2012. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) were partially offset by approximately $4 of higher commodity costs and a business mix weighted more heavily towards some of our largest corporate customers (which was somewhat offset by a lower mix of federal government business in the U.S.).
Operating expenses increased by $9.4 in Q1 2013 compared to the same period last year. The increase included $1.7 of expenses related to a dealer acquired in Q1 2012. The remaining increase related to higher spending on sales, product development and other initiatives.
Restructuring costs of $4.7 incurred in Q1 2013 primarily related to the consolidation of manufacturing facilities announced in Q4 2011.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 25, 2012		May 27, 2011
Revenue	$127.5	100.0%	$153.9	100.0%
Cost of sales	94.7	74.3	108.8	70.7
Restructuring costs	0.4	0.3	2.7	1.8
Gross profit	32.4	25.4	42.4	27.5
Operating expenses	40.4	31.7	42.5	27.6
Restructuring costs	—	—	—	—
Operating income (loss)	$(8.0)	(6.3)%	$(0.1)	(0.1)%

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	May 25, 2012		May 27, 2011
Operating income (loss)	$(8.0)	(6.3)%	$(0.1)	(0.1)%
Add: Restructuring costs	0.4	0.3	2.7	1.8
Adjusted operating income (loss)	$(7.6)	(6.0)%	$2.6	1.7%

The operating loss in EMEA of $8.0 in Q1 2013 compared to the Q1 2012 operating loss of $0.1. The adjusted operating loss recorded in Q1 2013 was $7.6 compared to adjusted operating income of $2.6 in the same period of the prior year. The decline was driven by lower volume, a higher mix of project business and higher employee costs.
EMEA revenue represented 18.9% of consolidated revenue in Q1 2013. Revenue for Q1 2013 was $127.5 compared to $153.9 in Q1 2012. After adjusting for unfavorable currency translation effects of $10.2, the organic revenue decline was $16.2 or 11%. The most significant revenue declines were in Spain and Germany, primarily driven by lower day-to-day business.
Cost of sales climbed to 74.3% of revenue in Q1 2013 from 70.7% of revenue in Q1 2012, a 360 basis point erosion. The erosion was primarily driven by lower sales volumes combined with a higher mix of lower margin project business.
Q1 2013 operating expenses decreased by $2.1 compared to the prior year primarily due to favorable currency translation effects.
Restructuring costs of $0.4 incurred in Q1 2013 related to the final expenses related to the project to reorganize our European manufacturing operations.
Other
The Other category includes Asia Pacific, PolyVision and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. PolyVision designs and distributes visual communication products, such as interactive electronic whiteboards. PolyVision also manufactures steel and ceramic surfaces for use in multiple applications but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force.

	Three Months Ended
Statement of Operations Data — Other	May 25, 2012		May 27, 2011
Revenue	$73.1	100.0%	$77.0	100.0%
Cost of sales	49.2	67.3	50.0	65.0
Restructuring costs	—	—	—	—
Gross profit	23.9	32.7	27.0	35.0
Operating expenses	27.3	37.4	24.5	31.8
Restructuring costs	—	—	(0.1)	(0.1)
Operating income (loss)	$(3.4)	(4.7)%	$2.6	3.3%

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	May 25, 2012		May 27, 2011
Operating income (loss)	$(3.4)	(4.7)%	$2.6	3.3%
Add: Restructuring costs	—	—	(0.1)	(0.1)
Adjusted operating income (loss)	$(3.4)	(4.7)%	$2.5	3.2%
The Other category reported an operating loss of $3.4 in Q1 2013 compared to operating income of $2.6 in Q1 2012. The Q1 2013 adjusted operating loss of $3.4 represents a decrease of $5.9 from adjusted operating income of $2.5 in Q1 2012. The decrease was driven by lower operating results from PolyVision and Asia Pacific.
Q1 2013 revenue decreased by $3.9 or (5.1)%. Excluding the decrease in revenue due to the divestiture of a small division at PolyVision, Q1 2013 organic revenue was flat compared to Q1 2012. Sales growth in Asia Pacific was largely offset by a decline in PolyVision. PolyVision's revenue continues to be impacted by reduced K-12 education spending in the United States.
Cost of sales as a percent of revenue increased by 230 basis points in Q1 2013 compared to Q1 2012.

The increase was primarily driven by lower absorption of fixed costs in PolyVision and an increase in lower-margin project business in Asia Pacific.
Q1 2013 operating expenses increased by $2.8 compared to Q1 2012. The increase was primarily driven by an increase in sales, product development and other expenses in Asia Pacific.
Corporate
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

	Three Months Ended
Statement of Operations Data — Corporate	May 25, 2012	May 27, 2011
Operating expenses	$7.0	$8.6

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Corporate	May 25, 2012	May 27, 2011
Operating income (loss)	$(7.0)	$(8.6)
Add: Restructuring costs	—	—
Adjusted operating income (loss)	$(7.0)	$(8.6)

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

Primary Liquidity Sources	May 25, 2012	February 24, 2012
Cash and cash equivalents	$80.5	$112.1
Short-term investments	52.1	79.1
Variable life company-owned life insurance	113.7	113.1
Availability under credit facilities	172.5	174.2
Total liquidity	$418.8	$478.5

As of May 25, 2012, we held a total of $132.6 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 39% was located in the U.S. and the remaining 61% was located outside of the U.S., primarily in Asia, Canada and France. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries or available to repay intercompany debt, and in Canada and Mexico, such amounts are expected to be utilized to meet local working capital requirements.
The majority of our short-term investments are located in the U.S. in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
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
The following table summarizes our statements of cash flows for the three months ended May 25, 2012 and May 27, 2011:

	Three Months Ended
Cash Flow Data	May 25, 2012	May 27, 2011
Net cash provided by (used in):
Operating activities	$(36.9)	$(38.7)
Investing activities	30.9	1.2
Financing activities	(23.9)	(23.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.9
Net decrease in cash and cash equivalents	(31.6)	(60.0)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$80.5	$82.2
Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 25, 2012	May 27, 2011
Net income	$13.2	$7.5
Depreciation and amortization	13.6	14.0
Changes in cash surrender value of COLI	(1.7)	(2.8)
Changes in deferred income taxes	8.0	5.4
Changes in accounts receivable, inventories and accounts payable	(32.7)	(19.7)
Changes in employee compensation liabilities	(36.7)	(37.9)
Changes in other operating assets and liabilities	(9.2)	(21.0)
Other	8.6	15.8
Net cash used in operating activities	$(36.9)	$(38.7)
The change in cash used in operating activities in 2013 compared to 2012 was primarily due to an increase in cash generated from net income, more than offset by a higher use of cash from changes in working capital to support business growth in 2013. Net cash used in operating activities during Q1 2013 and Q1 2012 also includes payments made for variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan) and other retirement funding payments.
Cash provided by (used in) investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 25, 2012	May 27, 2011
Capital expenditures	$(10.1)	$(18.1)
Proceeds from disposal of fixed assets	14.1	—
Purchases of short-term investments	(6.4)	(5.6)
Liquidations of short-term investments	33.2	39.2
Acquisition	—	(17.9)
Other	0.1	3.6
Net cash provided by (used in) investing activities	$30.9	$1.2
Capital expenditures in 2013 were primarily related to spending on corporate facilities related to campus consolidation in the Americas and investments in product development. In Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7. In Q1 2012, we acquired a dealer within the Americas segment for cash consideration of approximately $17.9. See Note 8 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 25, 2012	May 27, 2011
Dividends paid	$(11.6)	$(8.0)
Common stock repurchases	(11.8)	(11.5)
Other	(0.5)	(3.9)
Net cash used in financing activities	$(23.9)	$(23.4)
We paid dividends of $0.09 per common share during Q1 2013 and $0.06 per share during Q1 2012. On June 20, 2012, our Board of Directors declared a dividend of $0.09 per common share to be paid in Q2 2013.
As of the end of Q1 2013, we had $143.9 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008. On April 27, 2012, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to $25 of the Company’s common stock on behalf of the Company during the period from April 27, 2012 through September 17, 2012, subject to certain price, market and volume constraints specified in the agreement. As of the end of Q1 2013, there was $16 of remaining availability under this agreement.
Off-Balance Sheet Arrangements
During Q1 2013, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2013, no material change in our contractual obligations occurred.
Liquidity Facilities

Liquidity Facilities	May 25, 2012
Global committed bank facility	$125.0
Various uncommitted lines	47.5
Total credit lines available	172.5
Less: Borrowings outstanding	—
Available capacity	$172.5

On March 19, 2012 we entered into a $125 million committed five-year unsecured revolving syndicated credit facility. The facility amends and restates our previous unsecured syndicated credit facility that was scheduled to expire in Q4 2013. At our option and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 million by obtaining at least one commitment from one of the lenders. As of May 25, 2012 there were no borrowings outstanding under the facility.
The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. As of May 25, 2012, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 25, 2012. In addition, we have a revolving letter of credit agreement for $12.9 of which $12.3 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of May 25, 2012. There were no draws on our standby letters of credit during Q1 2013.
Total consolidated debt as of May 25, 2012 was $291.0. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a $40.1 term loan due in 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.
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
We expect capital expenditures to approximate between $75 and $85 in 2013 compared to $65 in 2012. This amount includes the completion of our campus consolidation in North America, global product development projects and investments in manufacturing equipment in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
In Q4 2011, we announced the planned closure of three manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to be substantially complete by the end of 2013. We currently estimate the remaining cash restructuring costs associated with these actions will be approximately $8. See Note 9 to the condensed consolidated financial statements for additional information.
On June 20, 2012, we announced a quarterly dividend on our common stock of $0.09 per share, or $11.6 to be paid in Q2 2013. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2013, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 25, 2012 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2012. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2013, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2013, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q1 2013, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 25, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 25, 2012, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
2/25/2012 - 3/30/2012	274,901	$9.21	—	$153.2
3/31/2012 - 4/27/2012	—	$—	—	$153.2
4/28/2012 - 5/25/2012	1,111,871	$8.36	1,108,100	$143.9
Total	1,386,772	(2)	1,108,100
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)
278,672 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of performance unit and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 28, 2012

Exhibit Index

Exhibit No.	Description

10.1
Credit Agreement, dated as of March 19, 2012 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., Fifth Third Bank and Wells Fargo Bank, NA as Documentation Agents and certain other lenders. (1)

10.2	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (2)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

(1)	Filed as exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 22, 2012 and incorporated herein by reference.

(2)	Filed as exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 13, 2012 and incorporated herein by reference.