Form 10-Q
period 2012-08-24
STEELCASE INC
filed 2012-10-01
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 21, 2012, Steelcase Inc. had 84,531,266 shares of Class A Common Stock and 40,541,664 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Revenue	$744.9	$700.5	$1,420.1	$1,339.9
Cost of sales	513.4	487.9	987.5	934.2
Restructuring costs	3.4	11.4	8.5	21.4
Gross profit	228.1	201.2	424.1	384.3
Operating expenses	181.0	174.9	357.7	343.1
Restructuring costs	0.3	0.9	0.3	0.8
Operating income	46.8	25.4	66.1	40.4
Interest expense	(4.6)	(7.6)	(9.1)	(16.0)
Investment income (loss)	1.3	(2.6)	2.4	0.3
Other income, net	1.7	—	5.5	2.0
Income before income tax expense	45.2	15.2	64.9	26.7
Income tax expense	15.7	3.3	22.2	7.3
Net income	$29.5	$11.9	$42.7	$19.4
Earnings per share:
Basic	$0.23	$0.09	$0.33	$0.15
Diluted	$0.23	$0.09	$0.33	$0.14
Dividends declared and paid per common share	$0.09	$0.06	$0.18	$0.12

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Net income	$29.5	$11.9	$42.7	$19.4
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of taxes	0.6	—	0.7	(0.1)
Minimum pension liability, net of taxes	(1.5)	(1.3)	(3.0)	(3.3)
Derivative adjustments, net of taxes	—	—	—	(0.1)
Foreign currency translation adjustments	2.9	0.1	(12.4)	3.7
Total other comprehensive income (loss)	2.0	(1.2)	(14.7)	0.2
Comprehensive income	$31.5	$10.7	28.0	19.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions)

	August 24, 2012	February 24, 2012
ASSETS
Current assets:
Cash and cash equivalents	$103.2	$112.1
Short-term investments	52.2	79.1
Accounts receivable, net of allowances of $16.6 and $19.6	333.4	271.4
Inventories	142.2	139.5
Deferred income taxes	55.5	42.4
Other current assets	49.1	57.6
Total current assets	735.6	702.1
Property, plant and equipment, net of accumulated depreciation of $1,211.0 and $1,215.3	341.8	346.9
Company-owned life insurance	232.1	227.6
Deferred income taxes	92.5	120.0
Goodwill	179.8	176.6
Other intangible assets, net	17.7	18.8
Other assets	99.6	96.5
Total assets	$1,699.1	$1,688.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225.9	$191.3
Short-term borrowings and current maturities of long-term debt	4.1	2.6
Accrued expenses:
Employee compensation	98.0	123.0
Employee benefit plan obligations	19.3	22.6
Other	136.5	122.4
Total current liabilities	483.8	461.9
Long-term liabilities:
Long-term debt less current maturities	287.8	288.9
Employee benefit plan obligations	159.6	161.1
Other long-term liabilities	79.6	80.5
Total long-term liabilities	527.0	530.5
Total liabilities	1,010.8	992.4
Shareholders’ equity:
Common stock	—	1.1
Additional paid-in capital	20.9	32.6
Accumulated other comprehensive income (loss)	(13.9)	0.8
Retained earnings	681.3	661.6
Total shareholders’ equity	688.3	696.1
Total liabilities and shareholders’ equity	$1,699.1	$1,688.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 24, 2012	August 26, 2011
OPERATING ACTIVITIES
Net income	$42.7	$19.4
Depreciation and amortization	27.4	27.6
Changes in cash surrender value of company-owned life insurance	(4.5)	0.9
Changes in deferred income taxes	11.8	(2.9)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(33.7)	(22.4)
Employee compensation liabilities	(26.3)	(38.1)
Other assets and liabilities	(2.1)	(20.8)
Other	13.9	33.2
Net cash provided by (used in) operating activities	29.2	(3.1)
INVESTING ACTIVITIES
Capital expenditures	(25.8)	(29.0)
Proceeds from disposal of fixed assets	14.1	0.4
Purchases of short-term investments	(14.3)	(158.2)
Liquidations of short-term investments	41.7	456.4
Acquisitions	(4.9)	(18.7)
Other	(6.0)	7.8
Net cash provided by investing activities	4.8	258.7
FINANCING ACTIVITIES
Repayments of long-term debt	(1.5)	(253.2)
Dividends paid	(23.0)	(16.0)
Common stock repurchases	(19.4)	(23.1)
Other	1.9	(1.2)
Net cash used in financing activities	(42.0)	(293.5)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.1
Net decrease in cash and cash equivalents	(8.9)	(37.8)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$103.2	$104.4

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
In July 2012, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for the company beginning in Q1 2014; however, early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

The company identified errors in its accounting for deferred income taxes which relate to periods prior to fiscal year 2010. Management believes the errors are not material to any prior period financial statements.  The correction of the errors had the effect of reducing long-term deferred income taxes and retained earnings by $12.5.  The Condensed Consolidated Balance Sheet as of February 24, 2012 presented in this Form 10-Q has been restated to reflect this correction. These errors were associated with periods prior to fiscal 2010 and therefore did not materially impact the condensed consolidated statements of income or cash flows for the periods presented in our most recently filed Form 10-K.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Net income	$29.5	$11.9	$42.7	$19.4
Adjustment for earnings attributable to participating securities	(0.4)	(0.2)	(0.6)	(0.3)
Net income used in calculating earnings per share	$29.1	$11.7	$42.1	$19.1
Weighted-average common shares outstanding including participating securities (in millions)	127.1	133.2	127.9	133.6
Adjustment for participating securities (in millions)	(1.8)	(2.3)	(1.9)	(2.2)
Shares used in calculating basic earnings per share (in millions)	125.3	130.9	126.0	131.4
Effect of dilutive stock-based compensation (in millions)	0.6	0.4	0.5	0.4
Shares used in calculating diluted earnings per share (in millions)	125.9	131.3	126.5	131.8
Earnings per share:
Basic	$0.23	$0.09	$0.33	$0.15
Diluted	$0.23	$0.09	$0.33	$0.14
Total common shares outstanding at period end (in millions)	125.1	130.2	125.1	130.2

Antidilutive options and performance units excluded from computation of diluted earnings per share (in millions)	0.9	2.3	0.9	2.3

5.	FAIR VALUE
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
Our total debt is carried at cost and was $291.9 and $291.5 as of August 24, 2012 and February 24, 2012, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $310 and $305 as of August 24, 2012 and February 24, 2012, respectively.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 24, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$103.2	$—	$—	$103.2
Managed investment portfolio and other investments
Corporate debt securities	—	24.5	—	24.5
U.S. agency debt securities	—	26.0	—	26.0
U.S. government debt securities	1.1	—	—	1.1
Other investments	3.5	0.6	—	4.1
Foreign exchange forward contracts	—	2.0	—	2.0
Auction rate securities	—	—	13.5	13.5
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$107.8	$53.1	$17.6	$178.5
Liabilities
Foreign exchange forward contracts	$—	$(1.1)	$—	$(1.1)
	$—	$(1.1)	$—	$(1.1)

	February 24, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$112.1	$—	$—	$112.1
Managed investment portfolio and other investments
Corporate debt securities	—	47.8	—	47.8
U.S. agency debt securities	—	27.7	—	27.7
U.S. government debt securities	1.5	—	—	1.5
Asset backed securities	—	0.9	—	0.9
Municipal debt securities	—	0.9	—	0.9
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	12.9	12.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$117.1	$78.5	$17.0	$212.6
Liabilities
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)
	$—	$(2.1)	$—	$(2.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 24, 2012:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 24, 2012	$12.9	$4.1
Unrealized gain on investments	0.6	—
Other-than-temporary impairments	—	—
Balance as of August 24, 2012	$13.5	$4.1

6.	INVENTORIES

Inventories	August 24, 2012	February 24, 2012
Raw materials	$57.1	$59.1
Work-in-process	18.8	18.2
Finished goods	88.0	84.0
	163.9	161.3
Less LIFO reserve	21.7	21.8
	$142.2	$139.5

The portion of inventories determined by the LIFO method was $65.3 as of August 24, 2012 and $58.8 as of February 24, 2012.

7.	STOCK INCENTIVE PLAN
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
The total performance units expense and associated tax benefit for all outstanding awards for the three and six months ended August 24, 2012 and August 26, 2011 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Expense	$0.7	$1.2	$4.1	$6.1
Tax benefit	0.3	0.5	1.6	2.4
The performance units activity for the six months ended August 24, 2012 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012 (1)	2,529,690	$12.00
Granted	1,080,940	11.92
Forfeited	(320,600)	11.98
Nonvested as of August 24, 2012 (1)	3,290,030	$11.97
_______________________________________

(1)
Total nonvested includes 194,750 units as of February 24, 2012 and 169,750 units as of August 24, 2012 which represent the 25.0% portion of the awards granted in 2011 which are not subject to performance conditions. The reduction is due to the forfeiture of units during 2013.

As of August 24, 2012, there is $4.2 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.9 years.
Restricted Stock Units
For the six months ended August 24, 2012, we awarded 253,922 restricted stock units ("RSUs"), of which 230,030 were awarded to our executive officers. These restricted stock units have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.
The restricted stock units expense and associated tax benefit for all outstanding awards for the three and six months ended August 24, 2012 and August 26, 2011 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Expense	$0.6	$0.4	$2.2	$1.8
Tax benefit	0.2	0.2	0.8	0.7

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock units activity for the six months ended August 24, 2012 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012	880,837	$8.70
Granted	253,922	8.96
Vested	(23,832)	5.76
Forfeited	(36,700)	10.30
Nonvested as of August 24, 2012	1,074,227	$8.77

As of August 24, 2012, there is $3.4 of remaining unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

8.	REPORTABLE SEGMENTS
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
Revenue and operating income (loss) for the three and six months ended August 24, 2012 and total assets as of August 24, 2012 and February 24, 2012 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Revenue
Americas	$531.9	$485.7	$1,006.5	$894.2
EMEA	138.6	133.8	266.1	287.7
Other	74.4	81.0	147.5	158.0
	$744.9	$700.5	$1,420.1	$1,339.9
Operating income (loss)
Americas	$60.7	$42.8	$98.4	$63.9
EMEA	(3.4)	(13.8)	(11.4)	(13.9)
Other	(2.1)	0.9	(5.5)	3.5
Corporate	(8.4)	(4.5)	(15.4)	(13.1)
	$46.8	$25.4	$66.1	$40.4

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	August 24, 2012	February 24, 2012
Total assets
Americas	$878.7	$845.8
EMEA	326.4	323.5
Other	202.5	206.2
Corporate	291.5	313.0
	$1,699.1	$1,688.5

9.	DIVESTITURES AND ACQUISITIONS

Dealer Acquisition

In Q1 2012, Red Thread Spaces LLC ("Red Thread"), formerly known as Office Environments of New England, LLC, a wholly-owned subsidiary of Steelcase Inc., acquired substantially all of the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. Red Thread and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. We completed the final purchase price allocation in Q3 2012 which resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.
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
For the year ended February 24, 2012 and the interim periods therein, our Condensed Consolidated Statements of Income included the following related to PolyVision SAS and PolyVision A/S:

	First Quarter	Second Quarter	Total
2012
Revenue	$4.1	$4.5	$8.6
Gross profit	0.7	0.9	1.6
Operating income (loss)	(0.2)	0.3	0.1

10.	RESTRUCTURING ACTIVITIES
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We currently estimate the cash restructuring costs associated with this action will be approximately $5, with approximately $2 related to workforce reductions and $3 of other integration costs. We expect to incur the majority of these costs over the next three fiscal quarters.
In Q4 2011, we announced the planned closure of three manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation will be substantially complete by the end of 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $40, with approximately $30 related to workforce reductions and approximately $10 related to costs associated with manufacturing consolidation and production moves. We incurred $1.5 and $2.8 of employee termination costs during the three and six months ended August 24, 2012, respectively. We incurred $2.0 and $5.2 of business exit and other related costs during the three and six months ended August 24, 2012, respectively. During 2012 and 2011, we incurred restructuring costs related to these plant closures of $17.9 and $10.1, respectively. These costs

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to workforce reductions and were recorded within the Americas segment.
Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
Restructuring Costs	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Cost of sales
Americas	$3.5	$5.2	$8.2	$12.5
EMEA	(0.1)	5.1	0.3	7.8
Other	—	1.1	—	1.1
	3.4	11.4	8.5	21.4
Operating expenses
Americas	—	—	—	—
EMEA	0.1	0.8	0.1	0.8
Other	0.2	0.1	0.2	—
	0.3	0.9	0.3	0.8
Total	$3.7	$12.3	$8.8	$22.2

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 24, 2012:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	3.3	5.5	8.8
Payments	(9.1)	(7.5)	(16.6)
Adjustments	(0.1)	0.1	—
Reserve balance as of August 24, 2012	$7.0	$2.8	$9.8
The workforce reductions reserve balance as of August 24, 2012 primarily relates to estimated employee termination costs associated with the Q4 2011 announcement.

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
The non-GAAP financial measures used are:  (1) organic revenue growth (decline), which represents the change in revenue excluding estimated currency translation effects and the impacts of acquisitions and divestitures, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Revenue	$744.9	100.0%	$700.5	100.0%	$1,420.1	100.0%	$1,339.9	100.0%
Cost of sales	513.4	68.9	487.9	69.7	987.5	69.5	934.2	69.7
Restructuring costs	3.4	0.5	11.4	1.6	8.5	0.6	21.4	1.6
Gross profit	228.1	30.6	201.2	28.7	424.1	29.9	384.3	28.7
Operating expenses	181.0	24.3	174.9	25.0	357.7	25.2	343.1	25.6
Restructuring costs	0.3	—	0.9	0.1	0.3	—	0.8	0.1
Operating income	46.8	6.3	25.4	3.6	66.1	4.7	40.4	3.0
Interest expense, investment income and other income, net	(1.6)	(0.2)	(10.2)	(1.4)	(1.2)	(0.1)	(13.7)	(1.0)
Income before income tax expense	45.2	6.1	15.2	2.2	64.9	4.6	26.7	2.0
Income tax expense	15.7	2.1	3.3	0.5	22.2	1.6	7.3	0.6
Net income	$29.5	4.0%	$11.9	1.7%	$42.7	3.0%	$19.4	1.4%
Earnings per share:
Basic	$0.23		$0.09		$0.33		$0.15
Diluted	$0.23		$0.09		$0.33		$0.14

Q2 2013 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q2 2012 revenue	$485.7	$133.8	$81.0	$700.5
Divestiture	—	—	(4.5)	(4.5)
Currency translation effects*	(1.2)	(15.8)	0.1	(16.9)
Q2 2012 revenue, adjusted	484.5	118.0	76.6	679.1
Q2 2013 revenue	531.9	138.6	74.4	744.9
Dealer acquisitions	—	(1.0)	—	(1.0)
Q2 2013 revenue, adjusted	531.9	137.6	74.4	743.9
Organic growth (decline) $	$47.4	$19.6	$(2.2)	$64.8
Organic growth (decline) %	10%	17%	(3)%	10%
_______________________________________

*	Currency translation effects represent the estimated net effect of translating Q2 2012 foreign currency revenues using the average exchange rates during Q2 2013.

Year-to-Date 2013 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2012 revenue	$894.2	$287.7	$158.0	$1,339.9
Divestiture	—	—	(8.6)	(8.6)
Currency translation effects*	(1.8)	(26.0)	0.2	(27.6)
Year-to-date 2012 revenue, adjusted	892.4	261.7	149.6	1,303.7
Year-to-date 2013 revenue	1,006.5	266.1	147.5	1,420.1
Dealer acquisitions	(10.5)	(1.0)	—	(11.5)
Year-to-date 2013 revenue, adjusted	996.0	265.1	147.5	1,408.6
Organic growth (decline) $	$103.6	$3.4	$(2.1)	$104.9
Organic growth (decline) %	12%	1%	(1)%	8%
_______________________________________

*	Currency translation effects represent the estimated net effect of translating Q2 2012 and Q1 2012 foreign currency revenues using the average exchange rates during Q2 2013 and Q1 2013, respectively.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Operating income	$46.8	6.3%	$25.4	3.6%	$66.1	4.7%	$40.4	3.0%
Add: Restructuring costs	3.7	0.5	12.3	1.8	8.8	0.6	22.2	1.7
Adjusted operating income	$50.5	6.8%	$37.7	5.4%	$74.9	5.3%	$62.6	4.7%
Overview
In Q2 2013, we experienced 10% organic revenue growth compared to the prior year, which represents the tenth consecutive quarter of year-over-year organic revenue growth. This growth is generally consistent with or better than global trends in our industry, driven in significant part by increased large project business. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions. In recent months, white collar employment and new construction (traditional industry drivers) have started to modestly improve in the Americas, but the broader economic recovery remains challenged by a variety of headwinds, particularly in Europe and more recently in Asia.
Additionally, we believe many of our customers have deferred spending during a decade in which various forces have dramatically impacted their work environments, and many are at the point where they are now investing to modernize their spaces. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped drive our strong revenue growth as our customers increased spending. During the second half of 2012 and into 2013, we increased investments in product development and other initiatives. We believe these investments will strengthen our market leadership and help to sustain the momentum we have in our business.

Q2 2013 Compared to Q2 2012
We recorded Q2 2013 net income of $29.5 compared to Q2 2012 net income of $11.9. The increase in net income was driven by improved operating results in the Americas and EMEA, lower restructuring costs, higher variable life company owned life insurance (“COLI”) income and lower interest expense. These increases were partially offset by lower operating results in the Other category.
Revenue for Q2 2013 was $744.9 compared to $700.5 in Q2 2012. Organic revenue growth was 10% after adjusting for unfavorable currency translation effects and the net impacts of acquisitions and divestitures. We realized organic revenue growth of 10% in the Americas and 17% in EMEA, while the Other category experienced a 3% decline.
Operating income of $46.8 in Q2 2013 compared to operating income of $25.4 in the prior year. Q2 2013 adjusted operating income of $50.5 increased by $12.8 compared to Q2 2012 adjusted operating income of $37.7. The improvement was driven largely by organic revenue growth in the Americas and EMEA, but gross margins were negatively impacted by a higher mix of lower-margin project business from some of the company's largest corporate customers.
Cost of sales decreased to 68.9% of revenue in Q2 2013, an 80 basis point improvement compared to Q2 2012. Higher absorption of fixed costs associated with the organic revenue growth in the quarter, as well as year-over-year benefits from recent pricing adjustments (net of commodity cost changes) and restructuring actions (net of related disruption costs), were partially offset by the increase in lower-margin project business.
Operating expenses in Q2 2013 of $181.0 increased by $6.1 compared to Q2 2012 operating expenses of $174.9. The comparison included $4.7 of favorable currency translation effects and $5.7 of higher variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan) and increased earnings related to deferred compensation. The remaining increase of $5.1 over the prior year primarily related to increased spending on sales, product development and other initiatives in the Americas and Asia Pacific.
We recorded restructuring costs of $3.7 in Q2 2013, $3.5 of which was associated with the North America plant closures announced in Q4 2011. In Q2 2012, we recorded $4.9 associated with these same North America plant closures, as well as $5.9 related to our Morocco plant closure and $1.1 associated with the divestiture of a small division of PolyVision.
Our Q2 2013 effective tax rate was 35% which compared to 22% in Q2 2012. Q2 2012 income tax expense included a net benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division at PolyVision.
Year-to-Date 2013 Compared to Year-to-Date 2012
We recorded year-to-date 2013 net income of $42.7 compared to year-to-date 2012 net income of $19.4. Year-to-date 2013 results were affected by the same factors as our Q2 2013 results.
Year-to-date 2013 revenue increased $80.2 or 6.0% compared to year-to-date 2012, representing organic revenue growth of 8% after adjusting for unfavorable currency translation effects and the net impacts of acquisitions and divestitures. We realized organic revenue growth of 12% in the Americas and 1% in EMEA, while the Other category experienced a 1% decline.
Year-to-date 2013 operating income grew to $66.1 compared to $40.4 in the prior year. Year-to-date 2013 adjusted operating income improved to $74.9 from $62.6 in the prior year. This improvement was driven largely by the organic revenue growth in the Americas but gross margins were negatively impacted by a higher mix of lower-margin project business from some of the company's largest corporate customers.
Year-to-date 2013 cost of sales was 69.5%, a 20 basis point improvement compared to year-to-date 2012. The improvement in cost of sales was due to the same factors as our Q2 2013 results.
Year-to-date 2013 operating expenses of $357.7 increased $14.6 compared to the same period last year but decreased as a percentage of sales to 25.2% from 25.6%. The comparison included $7.5 of favorable currency translation effects and $1.3 related to net acquisitions and divestitures. Additionally, operating expenses included a net increase of $4.2 related to our stock, deferred and variable compensation plans (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan). The remaining increase of $16.6 over the prior year primarily related to increased spending on sales, product development and other initiatives in the Americas and Asia Pacific.

We recorded year-to-date 2013 restructuring costs of $8.8 compared to $22.2 for year-to-date 2012. The year-to-date 2013 amount included $8.0 associated with the North America plant closures announced in Q4 2011. The year-to-date 2012 amount included $12.1 associated with these same North America plant closures, as well as $5.9 related to the Morocco plant closure and $1.1 associated with the divestiture of a small division at PolyVision.
Our year-to-date 2013 effective tax rate was 34%, slightly lower than our estimated annual effective tax rate of 35%, due to $0.4 of net discrete tax items. Our year-to-date 2012 effective tax rate was 27%, due to a net benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division at PolyVision.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Interest expense	$(4.6)	$(7.6)	$(9.1)	$(16.0)
Investment income (loss)	1.3	(2.6)	2.4	0.3
Other income (expense), net:
Equity in income of unconsolidated ventures	1.8	1.8	4.0	3.7
Miscellaneous, net	(0.1)	(1.8)	1.5	(1.7)
Total other income, net	1.7	—	5.5	2.0
Total interest expense, investment income (loss) and other income, net	$(1.6)	$(10.2)	$(1.2)	$(13.7)
The decrease in interest expense resulted from the additional $3.6 and $7.7 incurred in Q2 2012 and year-to-date 2012, respectively, associated with $250 of senior notes which matured and were repaid in Q2 2012. The Q2 2013 and year-to-date 2013 change in investment income (loss) was primarily driven by higher variable life COLI income during the current periods. The increase in other income, net was primarily due to a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
Business Segment Review
See Note 8 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Details and Nurture by Steelcase brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Revenue	$531.9	100.0%	$485.7	100.0%	$1,006.5	100.0%	$894.2	100.0%
Cost of sales	362.8	68.2	337.1	69.4	693.0	68.9	624.6	69.9
Restructuring costs	3.5	0.7	5.2	1.1	8.2	0.8	12.5	1.4
Gross profit	165.6	31.1	143.4	29.5	305.3	30.3	257.1	28.7
Operating expenses	104.9	19.7	100.6	20.7	206.9	20.5	193.2	21.6
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$60.7	11.4%	$42.8	8.8%	$98.4	9.8%	$63.9	7.1%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Operating income	$60.7	11.4%	$42.8	8.8%	$98.4	9.8%	$63.9	7.1%
Add: Restructuring costs	3.5	0.7	5.2	1.1	8.2	0.8	12.5	1.4
Adjusted operating income	$64.2	12.1%	$48.0	9.9%	$106.6	10.6%	$76.4	8.5%

Operating income in the Americas of $60.7 in Q2 2013 increased by $17.9 compared to Q2 2012 operating income of $42.8. Adjusted operating income increased by $16.2 in Q2 2013 compared to Q2 2012. The improvement was driven largely by organic revenue growth, as well as year-over-year benefits from improved pricing (net of commodity cost changes) and restructuring actions (net of disruption related costs), offset in part by a higher mix of lower-margin project business and increased spending on sales, product development and other initiatives. The $30.2 improvement in year-to-date 2013 adjusted operating income was due to similar factors impacting our Q2 2013 results.
The Americas revenue represented 71.4% of consolidated revenue in Q2 2013. Revenue for Q2 2013 was $531.9 compared to $485.7 in Q2 2012, an increase of $46.2 or 9.5%. After adjusting for revenue from a dealer acquired in Q1 2012 and currency translation impacts, organic revenue growth was $47.4 or 10%. Based on the most recent information available from the Business and Institutional Furniture Manufacturers Association, we believe we are continuing to gain market share in the U.S. The organic revenue growth in the Americas benefited from a strong beginning backlog and current quarter orders which grew 8% compared to the prior year. Revenue growth in Q2 2013 is categorized as follows:

•	Product categories — All product categories experienced growth in Q2, with notable strength in Furniture, Coalesse, Details, Architectural Solutions and Technology.

•
Vertical markets — Notable strength in vertical markets was experienced in the Energy, State and Local Government, Information Technology and Manufacturing sectors, while notable weakness continued in the Financial Services and Federal Government sectors.

•	Geographic regions — Growth rates were the strongest in the Western Region of North America and across Latin America.

•	Contract type — All quote types reported revenue growth, but project business was the strongest.
Year-to-date 2013 organic revenue growth was $103.6 or 12%.
Cost of sales decreased to 68.2% of revenue in Q2 2013 compared to 69.4% of revenue in Q2 2012. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) were partially offset by a higher mix of project business weighted more heavily towards some of our largest corporate customers (which was somewhat offset by a lower mix of federal government business in the U.S.). Year-to-date 2013 cost of sales improved by 100 basis points and was affected by the same factors as Q2 2013 results.
Operating expenses increased by $4.3 in Q2 2013 compared to the same period last year. The increase related to higher spending on sales, product development and other initiatives and $2.1 of higher variable compensation expense. Year-to-date 2013 operating expenses increased by $13.7. The increase included $1.7 of expenses related to a dealer acquired in Q1 2012 and $3.6 of increased variable compensation. The remaining increase related to higher spending on sales, product development and other initiatives.
Restructuring costs of $3.5 in Q2 2013 and $8.2 in year-to-date 2013 primarily related to the consolidation of manufacturing facilities announced in Q4 2011.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Revenue	$138.6	100.0%	$133.8	100.0%	$266.1	100.0%	$287.7	100.0%
Cost of sales	101.6	73.3	97.4	72.8	196.3	73.8	206.2	71.7
Restructuring costs	(0.1)	(0.1)	5.1	3.8	0.3	0.1	7.8	2.7
Gross profit	37.1	26.8	31.3	23.4	69.5	26.1	73.7	25.6
Operating expenses	40.4	29.2	44.3	33.1	80.8	30.3	86.8	30.1
Restructuring costs	0.1	0.1	0.8	0.6	0.1	0.1	0.8	0.3
Operating income (loss)	$(3.4)	(2.5)%	$(13.8)	(10.3)%	$(11.4)	(4.3)%	$(13.9)	(4.8)%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Operating income (loss)	$(3.4)	(2.5)%	$(13.8)	(10.3)%	$(11.4)	(4.3)%	$(13.9)	(4.8)%
Add: Restructuring costs	—	—	5.9	4.4	0.4	0.2	8.6	3.0
Adjusted operating income (loss)	$(3.4)	(2.5)%	$(7.9)	(5.9)%	$(11.0)	(4.1)%	$(5.3)	(1.8)%

The operating loss in EMEA of $3.4 in Q2 2013 represents an improvement of $10.4 compared to the Q2 2012 operating loss of $13.8. The adjusted operating loss recorded in Q2 2013 was $3.4 compared to an adjusted operating loss of $7.9 in the same period of the prior year. The improvement was driven largely by organic revenue growth, but gross margins were negatively impacted by a higher mix of lower-margin project business. The year-to-date 2013 operating loss of $11.4 was an improvement of $2.5 over the year-to-date 2012 operating loss of $13.9. However, the year-to-date 2013 adjusted operating loss of $11.0 represented a decline of $5.7 compared to the year-to-date 2012 operating loss of $5.3. The decline, which occurred in Q1 2013, was driven by a higher mix of lower-margin project business.
EMEA revenue represented 18.6% of consolidated revenue in Q2 2013. Revenue for Q2 2013 was $138.6 compared to $133.8 in Q2 2012. After adjusting for unfavorable currency translation effects of $15.8 and the impact of dealer acquisitions, organic revenue growth was $19.6 or 17%. All regions experienced organic revenue growth with the most significant growth occurring in France and Northern Europe, both of which were driven by project business. The growth in Q2 2013 was partially driven by a strong beginning backlog. Year-to-date 2013 organic revenue growth was $3.4 or 1%. The growth in Q2 2013 was offset by lower day-to-day business in Q1 2013, primarily in Spain and Germany.
Cost of sales climbed to 73.3% of revenue in Q2 2013 from 72.8% of revenue in Q2 2012, a 50 basis point erosion. Year-to-date 2013 cost of sales eroded 210 basis points to 73.8%. The erosion was primarily driven by a higher mix of lower-margin project business.
Q2 2013 operating expenses decreased by $3.9 and year-to-date 2013 decreased by $6.0 compared to the prior year. These decreases were primarily due to favorable currency translation effects.
Restructuring costs of $5.9 incurred in Q2 2012 relate to the closure of our Morocco manufacturing facility. These costs primarily relate to employee termination costs.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Revenue	$74.4	100.0%	$81.0	100.0%	$147.5	100.0%	$158.0	100.0%
Cost of sales	49.0	65.9	53.4	65.9	98.2	66.6	103.4	65.4
Restructuring costs	—	—	1.1	1.4	—	—	1.1	0.7
Gross profit	25.4	34.1	26.5	32.7	49.3	33.4	53.5	33.9
Operating expenses	27.3	36.7	25.5	31.5	54.6	37.0	50.0	31.7
Restructuring costs	0.2	0.2	0.1	0.1	0.2	0.1	—	—
Operating income (loss)	$(2.1)	(2.8)%	$0.9	1.1%	$(5.5)	(3.7)%	$3.5	2.2%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	August 24, 2012		August 26, 2011		August 24, 2012		August 26, 2011
Operating income (loss)	$(2.1)	(2.8)%	$0.9	1.1%	$(5.5)	(3.7)%	$3.5	2.2%
Add: Restructuring costs	0.2	0.2	1.2	1.5	0.2	0.1	1.1	0.7
Adjusted operating income (loss)	$(1.9)	(2.6)%	$2.1	2.6%	$(5.3)	(3.6)%	$4.6	2.9%
The Other category reported an operating loss of $2.1 in Q2 2013 compared to operating income of $0.9 in Q2 2012. The Q2 2013 adjusted operating loss of $1.9 represents a decrease of $4.0 from adjusted operating income of $2.1 in Q2 2012. The decrease was driven by operating losses from PolyVision and Asia Pacific. The year-to-date 2013 operating loss of $5.5 declined from year-to-date 2012 operating income of $3.5. Year-to-date 2013 results were affected by the same factors as our Q2 2013 results.
Q2 2013 revenue decreased by $6.6 or 8.1% and year-to-date 2013 revenue decreased $10.5 or 6.6%. Excluding the decrease in revenue due to the divestiture of a small division at PolyVision and favorable currency translation effects, organic revenue decline was $2.2 or 3% for Q2 2013 and $2.1 or 1% for year-to-date 2013. Organic revenue declines in Asia Pacific and PolyVision were partially offset by organic revenue growth at Designtex. PolyVision's revenue continues to be impacted by reduced K-12 education spending in the United States.
Cost of sales as a percent of revenue was flat in Q2 2013 compared to Q2 2012. Year-to-date 2013 cost of sales as a percentage of revenue eroded by 120 basis points compared to year-to-date 2012, primarily driven by lower absorption of fixed costs in PolyVision and a higher mix of lower-margin project business in Asia Pacific.
Q2 2013 operating expenses increased by $1.8 compared to Q2 2012, and year-to-date 2013 operating expenses increased by $4.6 compared to year-to-date 2012. The increase was primarily driven by an increase in sales, product development and other expenses in Asia Pacific.
Corporate
Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Operating expenses	$8.4	$4.5	$15.4	$13.1

	Three Months Ended		Six Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Corporate	August 24, 2012	August 26, 2011	August 24, 2012	August 26, 2011
Operating income (loss)	$(8.4)	$(4.5)	$(15.4)	$(13.1)
Add: Restructuring costs	—	—	—	—
Adjusted operating income (loss)	$(8.4)	$(4.5)	$(15.4)	$(13.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate costs increased by $3.9 to $8.4 in Q2 2013 compared to the prior year primarily due to increased earnings related to deferred compensation and higher variable compensation.
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

Primary Liquidity Sources	August 24, 2012	February 24, 2012
Cash and cash equivalents	$103.2	$112.1
Short-term investments	52.2	79.1
Variable life company-owned life insurance	115.4	113.1
Availability under credit facilities	174.9	174.2
Total liquidity	$445.7	$478.5

As of August 24, 2012, we held a total of $155.4 in cash and cash equivalents and short-term investments. Of our total cash and cash equivalents, approximately 50% was located in the U.S. and the remaining 50% was located outside of the U.S., primarily in Asia, Canada and France. The amounts located outside the U.S. would be taxable if repatriated to the U.S. For all foreign locations other than Canada, we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries or available to repay intercompany debt. The tax cost of repatriating cash from Canada is largely offset by foreign tax credits and has been included in our effective tax rate.
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
The following table summarizes our statements of cash flows for the six months ended August 24, 2012 and August 26, 2011:

	Six Months Ended
Cash Flow Data	August 24, 2012	August 26, 2011
Net cash provided by (used in):
Operating activities	$29.2	$(3.1)
Investing activities	4.8	258.7
Financing activities	(42.0)	(293.5)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.1
Net decrease in cash and cash equivalents	(8.9)	(37.8)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$103.2	$104.4

Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 24, 2012	August 26, 2011
Net income	$42.7	$19.4
Depreciation and amortization	27.4	27.6
Changes in cash surrender value of COLI	(4.5)	0.9
Changes in deferred income taxes	11.8	(2.9)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(33.7)	(22.4)
Employee compensation liabilities	(26.3)	(38.1)
Other assets and liabilities	(2.1)	(20.8)
Other	13.9	33.2
Net cash provided by (used in) operating activities	$29.2	$(3.1)
The change in cash provided by operating activities in 2013 compared to the cash used in operating activities in 2012 was primarily due to an increase in cash generated from net income.
Cash provided by investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 24, 2012	August 26, 2011
Capital expenditures	$(25.8)	$(29.0)
Proceeds from disposal of fixed assets	14.1	0.4
Purchases of short-term investments	(14.3)	(158.2)
Liquidations of short-term investments	41.7	456.4
Acquisitions	(4.9)	(18.7)
Other	(6.0)	7.8
Net cash provided by investing activities	$4.8	$258.7
Capital expenditures in 2013 were primarily related to spending on corporate facilities related to campus consolidation in the Americas and investments in ongoing operations and product development. Additionally, in Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7.
In Q2 2013, we acquired two dealers within the EMEA segment for cash consideration of approximately $4.9. In Q1 2012, we acquired a dealer within the Americas segment for cash consideration of approximately $18.7.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 24, 2012	August 26, 2011
Repayments of long-term debt	$(1.5)	$(253.2)
Dividends paid	(23.0)	(16.0)
Common stock repurchases	(19.4)	(23.1)
Other	1.9	(1.2)
Net cash used in financing activities	$(42.0)	$(293.5)
We paid dividends of $0.09 per common share during Q1 2013 and Q2 2013 and $0.06 per share during Q1 2012 and Q2 2012. On September 19, 2012, our Board of Directors declared a dividend of $0.09 per common share to be paid in Q3 2013.
In Q2 2013, we made common stock repurchases of 910,903 shares, all of which related to our Class A Common Stock, at a total cost of $7.6. As of the end of Q2 2013, we had $136.3 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.

Off-Balance Sheet Arrangements
During Q2 2013, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2013, no material change in our contractual obligations occurred.
Liquidity Facilities

Liquidity Facilities	August 24, 2012
Global committed bank facility	$125.0
Various uncommitted lines	51.4
Total credit lines available	176.4
Less: Borrowings outstanding	(1.5)
Available capacity	$174.9
In Q1 2013 we entered into a $125 million committed five-year unsecured revolving syndicated credit facility. The facility amended and restated our previous unsecured syndicated credit facility that was scheduled to expire in Q4 2013. At our option and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 million by obtaining at least one commitment from one of the lenders. As of August 24, 2012, there were no borrowings outstanding under the facility.
The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. As of August 24, 2012, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There was $1.5 in outstanding borrowings under the uncommitted facilities as of August 24, 2012. In addition, we have a revolving letter of credit agreement for $12.9 of which $12.1 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of August 24, 2012. There were no draws on our standby letters of credit during Q2 2013.
Total consolidated debt as of August 24, 2012 was $291.9. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a $39.6 term loan due in 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.
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
Our significant funding requirements include manufacturing and operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.
We expect capital expenditures to approximate between $70 and $80 in 2013 compared to $65 in 2012. This amount includes the completion of our campus consolidation in the Americas, global product development projects and investments in manufacturing equipment in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We currently estimate the cash restructuring costs associated with this action will be approximately $5, with approximately $2 related to workforce reductions and $3 of other integration costs. We expect to incur the majority of these costs over the next three quarters.
In Q4 2011, we announced the planned closure of three manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We are in the process of moving production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation to be substantially complete by the end of 2013. We currently estimate the remaining cash restructuring costs associated with these actions will be approximately $4. See Note 10 to the condensed consolidated financial statements for additional information.
On September 19, 2012, we announced a quarterly dividend on our common stock of $0.09 per share, or $11.4 to be paid in Q3 2013. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q2 2013, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 24, 2012 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2012. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2013, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2013, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q2 2013, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 24, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 24, 2012, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
5/26/2012 - 6/29/2012	677,370	$8.47	676,600	$138.2
6/30/2012 - 7/27/2012	113,057	$7.95	112,200	$137.3
7/28/2012 - 8/24/2012	120,476	$7.93	119,100	$136.3
Total	910,903	(2)	907,900
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	3,003 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: October 1, 2012

Exhibit Index

Exhibit No.	Description

10.1	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan
10.2	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012
10.3	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________________________________

(1)	Filed as exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on July 16, 2012 and incorporated herein by reference.