Form 10-Q
period 2012-11-23
STEELCASE INC
filed 2012-12-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 14, 2012, Steelcase Inc. had 84,930,429 shares of Class A Common Stock and 40,234,158 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Revenue	$727.2	$719.4	$2,147.3	$2,059.3
Cost of sales	498.0	496.3	1,485.5	1,430.5
Restructuring costs	3.3	3.3	11.8	24.7
Gross profit	225.9	219.8	650.0	604.1
Operating expenses	184.8	181.1	542.5	524.2
Restructuring costs	2.7	0.5	3.0	1.3
Operating income	38.4	38.2	104.5	78.6
Interest expense	(4.2)	(4.1)	(13.3)	(20.1)
Investment income (loss)	1.1	(0.6)	3.5	(0.3)
Other income, net	1.8	1.1	7.3	3.1
Income before income tax expense	37.1	34.6	102.0	61.3
Income tax expense	13.5	12.2	35.7	19.5
Net income	$23.6	$22.4	$66.3	$41.8
Earnings per share:
Basic	$0.19	$0.17	$0.52	$0.31
Diluted	$0.18	$0.17	$0.52	$0.31
Dividends declared and paid per common share	$0.09	$0.06	$0.27	$0.18

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Net income	$23.6	$22.4	$66.3	$41.8
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of taxes	0.3	(0.4)	1.0	(0.5)
Minimum pension liability, net of taxes	(1.2)	(1.3)	(4.2)	(4.6)
Derivative adjustments, net of taxes	—	—	—	(0.1)
Foreign currency translation adjustments	7.9	(12.2)	(4.5)	(8.5)
Total other comprehensive income (loss)	7.0	(13.9)	(7.7)	(13.7)
Comprehensive income	$30.6	$8.5	58.6	28.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions)

	November 23, 2012	February 24, 2012
ASSETS
Current assets:
Cash and cash equivalents	$136.0	$112.1
Short-term investments	77.4	79.1
Accounts receivable, net of allowances of $18.0 and $19.6	313.8	271.4
Inventories	155.9	139.5
Deferred income taxes	45.8	42.4
Other current assets	50.2	57.6
Total current assets	779.1	702.1
Plant, property and equipment, net of accumulated depreciation of $1,215.3 and $1,215.3	354.1	346.9
Company-owned life insurance	231.3	227.6
Deferred income taxes	100.9	120.0
Goodwill	180.1	176.6
Other intangible assets, net	19.8	18.8
Other assets	101.4	96.5
Total assets	$1,766.7	$1,688.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.9	$191.3
Short-term borrowings and current maturities of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	126.4	123.0
Employee benefit plan obligations	22.8	22.6
Other	147.7	122.4
Total current liabilities	522.4	461.9
Long-term liabilities:
Long-term debt less current maturities	287.2	288.9
Employee benefit plan obligations	161.8	161.1
Other long-term liabilities	86.4	80.5
Total long-term liabilities	535.4	530.5
Total liabilities	1,057.8	992.4
Shareholders’ equity:
Common stock	—	1.1
Additional paid-in capital	22.3	32.6
Accumulated other comprehensive income (loss)	(6.9)	0.8
Retained earnings	693.5	661.6
Total shareholders’ equity	708.9	696.1
Total liabilities and shareholders’ equity	$1,766.7	$1,688.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 23, 2012	November 25, 2011
OPERATING ACTIVITIES
Net income	$66.3	$41.8
Depreciation and amortization	42.5	41.7
Changes in cash surrender value of company-owned life insurance	(3.7)	0.9
Changes in deferred income taxes	15.3	3.8
Restructuring charges	14.8	26.0
Non-cash stock compensation	7.8	10.1
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(29.7)	(47.4)
Employee compensation liabilities	5.4	(24.2)
Other assets and liabilities	11.5	(7.1)
Other	(0.4)	2.3
Net cash provided by operating activities	129.8	47.9
INVESTING ACTIVITIES
Capital expenditures	(49.9)	(49.0)
Proceeds from disposal of fixed assets	14.1	8.1
Purchases of short-term investments	(45.3)	(161.8)
Liquidations of short-term investments	47.5	460.2
Acquisitions, net of cash acquired	(6.1)	(20.5)
Other	(10.0)	9.8
Net cash provided by (used in) investing activities	(49.7)	246.8
FINANCING ACTIVITIES
Repayments of long-term debt	(2.0)	(255.5)
Dividends paid	(34.4)	(23.9)
Common stock repurchases	(19.9)	(41.0)
Other	0.7	0.3
Net cash used in financing activities	(55.6)	(320.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.9)
Net increase (decrease) in cash and cash equivalents	23.9	(27.3)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$136.0	$114.9

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

In Q2 2013, the company identified errors in its accounting for deferred income taxes which relate to periods prior to fiscal year 2010. Management believes the errors are not material to any prior period financial statements.  The correction of the errors had the effect of reducing long-term deferred income taxes and retained earnings by $12.5.  The Condensed Consolidated Balance Sheet as of February 24, 2012 presented in this Form 10-Q has been restated to reflect this correction. These errors were associated with periods prior to fiscal 2010 and therefore did not materially impact the condensed consolidated statements of income or cash flows for the periods presented in our most recently filed Form 10-K.

4.	EARNINGS PER SHARE
Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividend equivalents during the performance period. Diluted earnings per share includes the effects of certain performance units in which the participants have forfeitable rights to dividend equivalents during the performance period.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Net income	$23.6	$22.4	$66.3	$41.8
Adjustment for earnings attributable to participating securities	(0.3)	(0.4)	(0.9)	(0.7)
Net income used in calculating earnings per share	$23.3	$22.0	$65.4	$41.1
Weighted-average common shares outstanding including participating securities (in millions)	126.9	131.3	127.6	132.8
Adjustment for participating securities (in millions)	(1.8)	(2.4)	(1.9)	(2.3)
Shares used in calculating basic earnings per share (in millions)	125.1	128.9	125.7	130.5
Effect of dilutive stock-based compensation (in millions)	1.2	—	1.1	—
Shares used in calculating diluted earnings per share (in millions)	126.3	128.9	126.8	130.5
Earnings per share:
Basic	$0.19	$0.17	$0.52	$0.31
Diluted	$0.18	$0.17	$0.52	$0.31
Total common shares outstanding at period end (in millions)	125.2	127.4	125.2	127.4

Antidilutive options and performance units excluded from computation of diluted earnings per share (in millions)	0.8	4.1	0.8	4.1

5.	FAIR VALUE
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
Our total debt is carried at cost and was $289.8 and $291.5 as of November 23, 2012 and February 24, 2012, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $312 and $305 as of November 23, 2012 and February 24, 2012, respectively.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 23, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$136.0	$—	$—	$136.0
Managed investment portfolio and other investments
Corporate debt securities	—	36.1	—	36.1
U.S. agency debt securities	—	36.6	—	36.6
U.S. government debt securities	4.4	—	—	4.4
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	0.7	—	0.7
Auction rate securities	—	—	13.9	13.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$143.9	$73.7	$18.0	$235.6
Liabilities
Foreign exchange forward contracts	$—	$(1.8)	$—	$(1.8)
	$—	$(1.8)	$—	$(1.8)

	February 24, 2012
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$112.1	$—	$—	$112.1
Managed investment portfolio and other investments
Corporate debt securities	—	47.8	—	47.8
U.S. agency debt securities	—	27.7	—	27.7
U.S. government debt securities	1.5	—	—	1.5
Asset backed securities	—	0.9	—	0.9
Municipal debt securities	—	0.9	—	0.9
Other investments	3.5	0.3	—	3.8
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	12.9	12.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$117.1	$78.5	$17.0	$212.6
Liabilities
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)
	$—	$(2.1)	$—	$(2.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 23, 2012:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 24, 2012	$12.9	$4.1
Unrealized gain on investments	1.0	—
Other-than-temporary impairments	—	—
Balance as of November 23, 2012	$13.9	$4.1

6.	INVENTORIES

Inventories	November 23, 2012	February 24, 2012
Raw materials	$58.3	$59.1
Work-in-process	14.9	18.2
Finished goods	104.5	84.0
	177.7	161.3
Less LIFO reserve	21.8	21.8
	$155.9	$139.5

The portion of inventories determined by the LIFO method was $74.4 as of November 23, 2012 and $58.8 as of February 24, 2012.

7.	STOCK INCENTIVE PLAN
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
The total performance units expense and associated tax benefit for all outstanding awards for the three and nine months ended November 23, 2012 and November 25, 2011 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Expense	$0.7	$1.2	$4.8	$7.3
Tax benefit	0.2	0.4	1.8	2.8
The performance units activity for the nine months ended November 23, 2012 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012 (1)	2,529,690	$12.00
Granted	1,080,940	11.92
Forfeited	(320,600)	11.98
Nonvested as of November 23, 2012 (1)	3,290,030	$11.97
_______________________________________

(1)
Total nonvested includes 194,750 units as of February 24, 2012 and 169,750 units as of November 23, 2012 which represent the 25.0% portion of the awards granted in 2011 which are not subject to performance conditions. The reduction is due to the forfeiture of units during 2013.

As of November 23, 2012, there is $3.5 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
For the nine months ended November 23, 2012, we awarded 550,672 restricted stock units ("RSUs"), of which 330,030 were awarded to our executive officers. These restricted stock units have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date.
The restricted stock units expense and associated tax benefit for all outstanding awards for the three and nine months ended November 23, 2012 and November 25, 2011 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Expense	$0.8	$0.9	$3.0	$2.7
Tax benefit	0.4	0.3	1.2	1.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock units activity for the nine months ended November 23, 2012 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012	880,837	$8.70
Granted	550,672	9.63
Vested	(155,582)	6.04
Forfeited	(41,700)	10.09
Nonvested as of November 23, 2012	1,234,227	$9.41

As of November 23, 2012, there is $5.5 of remaining unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

8.	REPORTABLE SEGMENTS
As of November 23, 2012, we realigned portions of our reportable segments for financial reporting purposes as a result of the integration of the PolyVision global technology business into the Steelcase Education Solutions group. Prior to this change, the PolyVision global technology business was combined with the PolyVision surfaces business and was reported collectively as PolyVision in the Other category along with Asia Pacific and Designtex. As a result of these changes, the results of the PolyVision technology business are now reported in the Americas and EMEA segments. The PolyVision surfaces business remains in the Other category. Similarly, amounts in the prior years' financial statements have been reclassified to conform to the new segment presentation.
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
The Other category includes Asia Pacific, PolyVision and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures steel and ceramic surfaces for use in multiple applications, but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and nine months ended November 23, 2012 and total assets as of November 23, 2012 and February 24, 2012 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Revenue
Americas	$503.2	$488.5	$1,522.2	$1,399.9
EMEA	157.1	161.8	426.3	453.2
Other	66.9	69.1	198.8	206.2
	$727.2	$719.4	$2,147.3	$2,059.3
Operating income (loss)
Americas	$42.1	$37.1	$134.0	$98.3
EMEA	0.8	4.0	(12.4)	(10.7)
Other	2.1	6.1	4.9	13.1
Corporate	(6.6)	(9.0)	(22.0)	(22.1)
	$38.4	$38.2	$104.5	$78.6

Reportable Segment Balance Sheet Data	November 23, 2012	February 24, 2012
Total assets
Americas	$891.6	$862.0
EMEA	366.0	326.3
Other	179.9	187.2
Corporate	329.2	313.0
	$1,766.7	$1,688.5

9.	DIVESTITURES AND ACQUISITIONS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price allocation in Q3 2012 which resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our condensed consolidated financial statements.

10.	RESTRUCTURING ACTIVITIES
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We currently estimate the cash restructuring costs associated with this action will be approximately $4, with approximately $2 related to employee termination costs and $2 of business exit and other related costs. We incurred $1.1 of employee termination costs and $0.5 of business exit and other related costs in the Americas segment during the three months ended November 23, 2012. We expect these restructuring actions to be substantially complete by the end of Q1 2014.
In Q4 2011, we announced the planned closure of three manufacturing facilities in the Americas segment as part of our ongoing efforts to improve the fitness of our business and strengthen the Company’s long-term competitiveness. We have moved production within these facilities to other Steelcase locations in North America and expect the manufacturing consolidation will be substantially complete by the end of 2013. We currently estimate the cash restructuring costs associated with these actions will be approximately $42, with approximately $29 related to employee termination costs and approximately $13 related to business exit and other related costs. We incurred $0.9 and $3.7 of employee termination costs during the three and nine months ended November 23, 2012, respectively. We incurred $2.1 and $7.3 of business exit and other related costs during the three and nine months ended November 23, 2012, respectively. During 2012 and 2011, we incurred restructuring costs related to these plant closures of $17.9 and $10.1, respectively.
Restructuring costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
Restructuring Costs	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Cost of sales
Americas	$3.2	$2.9	$11.4	$15.4
EMEA	0.1	0.4	0.4	8.2
Other	—	—	—	1.1
	3.3	3.3	11.8	24.7
Operating expenses
Americas	1.8	0.5	1.8	0.5
EMEA	0.4	0.2	0.4	1.0
Other	0.5	(0.2)	0.8	(0.2)
	2.7	0.5	3.0	1.3
Total	$6.0	$3.8	$14.8	$26.0

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 23, 2012:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	6.2	8.6	14.8
Payments	(11.8)	(10.7)	(22.5)
Adjustments	(0.2)	0.2	—
Reserve balance as of November 23, 2012	$7.1	$2.8	$9.9
The employee termination costs reserve balance as of November 23, 2012 primarily relates to costs associated with the Q4 2011 announcement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Non-GAAP Financial Measures
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of non-GAAP financial measures to the most directly comparable GAAP financial measure.
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
Financial Summary
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Revenue	$727.2	100.0%	$719.4	100.0%	$2,147.3	100.0%	$2,059.3	100.0%
Cost of sales	498.0	68.5	496.3	69.0	1,485.5	69.2	1,430.5	69.5
Restructuring costs	3.3	0.4	3.3	0.4	11.8	0.5	24.7	1.2
Gross profit	225.9	31.1	219.8	30.6	650.0	30.3	604.1	29.3
Operating expenses	184.8	25.4	181.1	25.2	542.5	25.3	524.2	25.4
Restructuring costs	2.7	0.4	0.5	0.1	3.0	0.1	1.3	0.1
Operating income	38.4	5.3	38.2	5.3	104.5	4.9	78.6	3.8
Interest expense, investment income and other income, net	(1.3)	(0.2)	(3.6)	(0.5)	(2.5)	(0.1)	(17.3)	(0.8)
Income before income tax expense	37.1	5.1	34.6	4.8	102.0	4.8	61.3	3.0
Income tax expense	13.5	1.9	12.2	1.7	35.7	1.7	19.5	1.0
Net income	$23.6	3.2%	$22.4	3.1%	$66.3	3.1%	$41.8	2.0%
Earnings per share:
Basic	$0.19		$0.17		$0.52		$0.31
Diluted	$0.18		$0.17		$0.52		$0.31

Q3 2013 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2012 revenue	$488.5	$161.8	$69.1	$719.4
Currency translation effects*	0.7	(9.1)	0.2	(8.2)
Q3 2012 revenue, adjusted	489.2	152.7	69.3	711.2
Q3 2013 revenue	503.2	157.1	66.9	727.2
Dealer acquisitions	—	(6.0)	—	(6.0)
Q3 2013 revenue, adjusted	503.2	151.1	66.9	721.2
Organic growth (decline) $	$14.0	$(1.6)	$(2.4)	$10.0
Organic growth (decline) %	3%	(1)%	(3)%	1%

* Currency translation effects represent the estimated net effect of translating Q3 2012 foreign currency revenues using the average exchange rates during Q3 2013.

Year-to-Date 2013 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2012 revenue	$1,399.9	$453.2	$206.2	$2,059.3
Divestiture	—	—	(8.6)	(8.6)
Currency translation effects*	(1.1)	(35.1)	0.4	(35.8)
Year-to-date 2012 revenue, adjusted	1,398.8	418.1	198.0	2,014.9
Year-to-date 2013 revenue	1,522.2	426.3	198.8	2,147.3
Dealer acquisitions	(10.5)	(6.7)	—	(17.2)
Year-to-date 2013 revenue, adjusted	1,511.7	419.6	198.8	2,130.1
Organic growth $	$112.9	$1.5	$0.8	$115.2
Organic growth %	8%	—%	—%	6%

* Currency translation effects represent the estimated net effect of translating Q3 2012, Q2 2012 and Q1 2012 foreign currency revenues using the average exchange rates during Q3 2013, Q2 2013 and Q1 2013, respectively.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Operating income	$38.4	5.3%	$38.2	5.3%	$104.5	4.9%	$78.6	3.8%
Add: Restructuring costs	6.0	0.8	3.8	0.5	14.8	0.6	26.0	1.3
Adjusted operating income	$44.4	6.1%	$42.0	5.8%	$119.3	5.5%	$104.6	5.1%
Overview
In Q3 2013, we experienced organic revenue growth of 1% compared to the prior year, which represents the eleventh consecutive quarter of year-over-year organic revenue growth. This growth is generally consistent with or better than global trends in our industry, driven in significant part by increased large project business. Companies have been increasing corporate spending thus far in the economic recovery, leveraging the strength of their cash positions. In recent months, white collar employment and new construction (traditional industry drivers) have started to modestly improve in the Americas, but the broader economic recovery remains challenged by a variety of headwinds, particularly in Europe and more recently in Asia.
Additionally, we believe many of our customers have deferred spending during a decade in which various forces have dramatically impacted their work environments, and many are at the point where they are now investing to modernize their spaces. We have been conducting research and launching new products, applications and experiences over the past several years to address these forces, some of which include globalization trends, miniaturization of technology, mobility of workers, increased collaboration and multi-generations at work. We believe staying invested in these growth initiatives during the worst of the recession helped drive our revenue growth as our customers increased spending. During the second half of 2012 and through 2013, we increased investments in product development and other initiatives. We believe these investments will strengthen our market leadership and help to sustain the momentum we have in our business.

Q3 2013 Compared to Q3 2012
We recorded Q3 2013 net income of $23.6 compared to Q3 2012 net income of $22.4. The increase in net income was driven by improved operating results and higher gains in the cash surrender value of variable life company owned life insurance (“COLI”) income. These increases were partially offset by higher restructuring costs.
Revenue for Q3 2013 was $727.2 compared to $719.4 in Q3 2012. Organic revenue growth was 1% after adjusting for currency translation effects and the impact of dealer acquisitions. We realized organic revenue growth of 3% in the Americas while EMEA and the Other category experienced modest organic declines. Current quarter revenue continued to include a higher mix of project business from some of the company's largest corporate customers.
Operating income was $38.4 in Q3 2013 compared to $38.2 in the prior year. Q3 2013 adjusted operating income of $44.4 increased by $2.4 compared to Q3 2012 adjusted operating income of $42.0. Strength in the Americas was largely offset by lower profitability in EMEA and the Other category.
Cost of sales was 68.5% of revenue in Q3 2013, a 50 basis point improvement compared to Q3 2012. Year-over-year benefits from recent pricing adjustments (net of commodity cost changes) and restructuring actions (net of related disruption costs) and other cost reductions in the Americas were partially offset by the increase in lower-margin project business.
Operating expenses in Q3 2013 of $184.8 increased by $3.7 compared to Q3 2012 operating expenses of $181.1. The comparison included $5.9 of higher variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan) and $2.0 of additional operating expenses related to dealer acquisitions, partially offset by $2.4 of favorable currency translation effects.
We recorded restructuring costs of $6.0 in Q3 2013, which included $3.0 associated with the North America plant closures announced in Q4 2011 and $1.6 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group. In Q3 2012, we recorded restructuring costs of $3.8, $3.0 of which was associated with the North America plant closures.
Our Q3 2013 effective tax rate was 36.5% which compared to 35.3% in Q3 2012.
Year-to-Date 2013 Compared to Year-to-Date 2012
We recorded year-to-date 2013 net income of $66.3 compared to year-to-date 2012 net income of $41.8. The increase in net income was driven by improved operating results, lower interest expense and higher gains in the cash surrender value of variable life COLI. These increases were partially impacted by favorable tax items recorded in year-to-date 2012.
Year-to-date 2013 revenue increased $88.0 or 4.3% compared to year-to-date 2012, representing organic revenue growth of 6% after adjusting for unfavorable currency translation effects and the net impacts of acquisitions and divestitures. We realized organic revenue growth of 8% in the Americas, while EMEA and the Other category were flat.
Year-to-date 2013 operating income grew to $104.5 compared to $78.6 in the prior year. Year-to-date 2013 adjusted operating income improved to $119.3 from $104.6 in the prior year. Strength in the Americas was largely offset by lower profitability in EMEA and the Other category.
Year-to-date 2013 cost of sales was 69.2%, a 30 basis point improvement compared to year-to-date 2012. The improvement in cost of sales was driven by higher absorption of fixed costs associated with the organic revenue growth as well as the same factors impacting our Q3 2013 results.
Year-to-date 2013 operating expenses of $542.5 increased $18.3 compared to the same period last year but decreased slightly as a percentage of sales to 25.3% from 25.4%. The comparison included $9.9 of favorable currency translation effects and $3.3 related to net acquisitions and divestitures. Additionally, operating expenses included a net increase of $9.8 related to variable compensation (including expenses associated with our EVA-based bonus programs and the Steelcase Inc. Retirement Plan). The remaining increase of $15.1 over the prior year primarily related to increased spending on sales, product development and other initiatives in the Americas and Asia Pacific.
We recorded year-to-date 2013 restructuring costs of $14.8 compared to $26.0 for year-to-date 2012. The year-to-date 2013 amount included $11.0 associated with the North America plant closures announced in Q4 2011 and $1.6 associated with the integration of PolyVision's global technology business into the Steelcase

Education Solutions group. The year-to-date 2012 amount included $15.1 associated with the North America plant closures, and $9.2 of EMEA costs of which $6.4 related to the Morocco plant closure.
Our year-to-date 2013 effective tax rate reflects an estimated annual tax rate of 35%. Our year-to-date 2012 effective tax rate was 32% and included a net benefit of $2.0 for miscellaneous discrete tax items, the majority of which related to the divestiture of a small division at PolyVision.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Interest expense	$(4.2)	$(4.1)	$(13.3)	$(20.1)
Investment income (loss)	1.1	(0.6)	3.5	(0.3)
Other income (expense), net:
Equity in income of unconsolidated ventures	2.6	1.7	6.6	5.4
Miscellaneous, net	(0.8)	(0.6)	0.7	(2.3)
Total other income, net	1.8	1.1	7.3	3.1
Total interest expense, investment income (loss) and other income, net	$(1.3)	$(3.6)	$(2.5)	$(17.3)
The year-to-date decrease in interest expense resulted from the additional $7.7 incurred in 2012 associated with $250 of senior notes which matured and were repaid in Q2 2012. The Q3 2013 and year-to-date 2013 change in investment income (loss) was primarily driven by higher gains in the cash surrender value of variable life COLI during the current periods. The year-to-date increase in other income, net was primarily due to a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
Business Segment Review
As of November 23, 2012, we realigned portions of our reportable segments for financial reporting purposes as a result of the integration of the PolyVision global technology business into the Steelcase Education Solutions group. Prior to this change, the PolyVision global technology business was combined with the PolyVision surfaces business and was reported collectively as PolyVision in the Other category along with Asia Pacific and Designtex. As a result of these changes, the results of the PolyVision technology business are now reported in the Americas and EMEA segments. The PolyVision surfaces business remains in the Other category. Similarly, amounts in the prior years' financial statements have been reclassified to conform to the new segment presentation.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Revenue	$503.2	100.0%	$488.5	100.0%	$1,522.2	100.0%	$1,399.9	100.0%
Cost of sales	342.8	68.1	340.5	69.7	1,045.7	68.7	975.8	69.7
Restructuring costs	3.2	0.7	2.9	0.6	11.4	0.7	15.4	1.1
Gross profit	157.2	31.2	145.1	29.7	465.1	30.6	408.7	29.2
Operating expenses	113.3	22.5	107.5	22.0	329.3	21.7	309.9	22.1
Restructuring costs	1.8	0.3	0.5	0.1	1.8	0.1	0.5	0.1
Operating income	$42.1	8.4%	$37.1	7.6%	$134.0	8.8%	$98.3	7.0%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Operating income	$42.1	8.4%	$37.1	7.6%	$134.0	8.8%	$98.3	7.0%
Add: restructuring costs	5.0	1.0	3.4	0.7	13.2	0.8	15.9	1.2
Adjusted operating income	$47.1	9.4%	$40.5	8.3%	$147.2	9.6%	$114.2	8.2%

Operating income in the Americas of $42.1 in Q3 2013 increased by $5.0 compared to Q3 2012 operating income of $37.1. Adjusted operating income increased by $6.6 in Q3 2013 compared to Q3 2012. The improvement was driven largely by year-over-year benefits from improved pricing (net of commodity cost changes) and restructuring actions (net of disruption related costs), offset in part by higher variable compensation and a higher mix of lower-margin project business from some of the company's largest corporate customers. The $33.0 improvement in year-to-date 2013 adjusted operating income was due to similar factors impacting our Q3 2013 results, but the improvements were also driven by benefits associated with the organic revenue growth, partially offset by increased spending on sales, product development and other initiatives.
The Americas revenue represented 69.2% of consolidated revenue in Q3 2013. Revenue for Q3 2013 was $503.2 compared to $488.5 in Q3 2012, an increase of $14.7 or 3.0%. After adjusting for currency translation effects, organic revenue growth was $14.0 or 3%. Based on the most recent information available from the Business and Institutional Furniture Manufacturers Association, we believe we are continuing to gain market share in the U.S. Current quarter orders grew 7% compared to the prior year. Revenue growth in Q3 2013 is categorized as follows:

•	Product categories — Most product categories experienced growth in Q3, with notable growth rates in Technology and Details.

•
Vertical markets — Strength was broad-based, including the Manufacturing, Insurance Services and Information Technology sectors, but was partially offset by continued weakness in the Federal Government and Financial Services sectors.

•	Geographic regions — Growth rates were the strongest in Latin America and in the Eastern Business Group of North America.

•	Contract type — Growth in project business continued to outpace growth in continuing business.
After adjusting for revenue from a dealer acquired in Q1 2012 and currency translation effects, year-to-date 2013 organic revenue growth was $112.9 or 8%.
Cost of sales improved to 68.1% of revenue in Q3 2013 compared to 69.7% of revenue in Q3 2012. Benefits from improved pricing (net of commodity cost increases) and restructuring actions (net of related disruption costs) were partially offset by a higher mix of lower-margin project business weighted more heavily towards some of our largest corporate customers (which was somewhat offset by a lower mix of federal government business in the U.S.). Year-to-date 2013 cost of sales improved by 100 basis points and was affected by the same factors as Q3 2013 results as well as higher absorption of fixed costs associated with the organic revenue growth.
Operating expenses increased by $5.8 in Q3 2013 compared to the same period last year. The increase primarily related to $5.0 of higher variable compensation expense. Year-to-date 2013 operating expenses increased by $19.4. The increase included $1.7 of expenses related to a dealer acquired in Q1 2012 and $8.6 of increased variable compensation. The remaining increase related to higher spending on sales, product development and other initiatives.
Restructuring costs of $5.0 in Q3 2013 included $3.0 associated with the North America plant closures announced in Q4 2011 and $1.6 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group. Restructuring costs of $13.2 in year-to-date 2013 primarily related to the North America plant closures.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase brand, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Revenue	$157.1	100.0%	$161.8	100.0%	$426.3	100.0%	$453.2	100.0%
Cost of sales	111.6	71.0	111.6	69.0	310.2	72.8	320.1	70.6
Restructuring costs	0.1	0.1	0.4	0.2	0.4	0.1	8.2	1.8
Gross profit	45.4	28.9	49.8	30.8	115.7	27.1	124.9	27.6
Operating expenses	44.2	28.2	45.6	28.2	127.7	29.9	134.6	29.7
Restructuring costs	0.4	0.2	0.2	0.1	0.4	0.1	1.0	0.2
Operating income (loss)	$0.8	0.5%	$4.0	2.5%	$(12.4)	(2.9)%	$(10.7)	(2.3)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Nine Months Ended
	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Operating income (loss)	$0.8	0.5%	$4.0	2.5%	$(12.4)	(2.9)%	$(10.7)	(2.3)%
Add: restructuring costs	0.5	0.3	0.6	0.3	0.8	0.2	9.2	2.0
Adjusted operating income (loss)	$1.3	0.8%	$4.6	2.8%	$(11.6)	(2.7)%	$(1.5)	(0.3)%

Operating income in EMEA of $0.8 in Q3 2013 represents a decline of $3.2 compared to the Q3 2012 operating income of $4.0. The adjusted operating income recorded in Q3 2013 was $1.3 compared to $4.6 in the same period of the prior year. The decline was driven by a higher mix of lower-margin project business, offset in part by lower operating costs. The year-to-date 2013 operating loss of $12.4 compares to a year-to-date 2012 operating loss of $10.7. The year-to-date 2013 adjusted operating loss of $11.6 represented a decline of $10.1 compared to the year-to-date 2012 operating loss of $1.5. The decline was driven by the same factors impacting our Q3 2013 results.
EMEA revenue represented 21.6% of consolidated revenue in Q3 2013. Revenue for Q3 2013 was $157.1 compared to $161.8 in Q3 2012. After adjusting for currency translation effects of $9.1 and the impact of revenue from dealer acquisitions of $6.0, the organic revenue decline was $1.6 or 1%. Year-to-date 2013 organic revenue growth was $1.5 or 0%. For both Q3 2013 and year-to-date 2013, revenue growth in France, Northern Europe and the export markets of the eastern, central and southern parts of Europe, the Middle East and Africa (as a group) was offset by declines in Germany and Iberia. In addition, increases in lower-margin large project business were offset by declines in higher-margin day-to-day business.
Cost of sales climbed to 71.0% of revenue in Q3 2013 from 69.0% of revenue in Q3 2012, a 200 basis point erosion. Year-to-date 2013 cost of sales eroded 220 basis points to 72.8%. The erosion was primarily driven by a higher mix of lower-margin project business.
Q3 2013 operating expenses decreased by $1.4 and year-to-date 2013 decreased by $6.9 compared to the prior year. These decreases were primarily due to favorable currency translation effects and cost containment efforts.
Year-to-date 2012 restructuring costs of $9.2 consist of $6.4 related to the closure of the Morocco manufacturing facility and $2.8 related to the completion of actions launched in prior periods.
Other
The Other category includes Asia Pacific, PolyVision and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force. PolyVision manufactures steel and ceramic surfaces for use in multiple applications but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Revenue	$66.9	100.0%	$69.1	100.0%	$198.8	100.0%	$206.2	100.0%
Cost of sales	43.6	65.2	44.2	64.0	129.6	65.2	134.6	65.3
Restructuring costs	—	—	—	—	—	—	1.1	0.5
Gross profit	23.3	34.8	24.9	36.0	69.2	34.8	70.5	34.2
Operating expenses	20.7	31.0	19.0	27.5	63.5	31.9	57.6	27.9
Restructuring costs	0.5	0.7	(0.2)	(0.3)	0.8	0.4	(0.2)	(0.1)
Operating income	$2.1	3.1%	$6.1	8.8%	$4.9	2.5%	$13.1	6.4%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	November 23, 2012		November 25, 2011		November 23, 2012		November 25, 2011
Operating income	$2.1	3.1%	$6.1	8.8%	$4.9	2.5%	$13.1	6.4%
Add: restructuring costs	0.5	0.7	(0.2)	(0.3)	0.8	0.4	0.9	0.4
Adjusted operating income	$2.6	3.8%	$5.9	8.5%	$5.7	2.9%	$14.0	6.8%
The Other category reported operating income of $2.1 in Q3 2013 compared to operating income of $6.1 in Q3 2012. The Q3 2013 adjusted operating income of $2.6 represents a decrease of $3.3 compared to adjusted operating income of $5.9 in Q3 2012. The decrease was driven by lower revenue in PolyVision and Asia Pacific, as well as higher operating expenses across the category. The year-to-date 2013 operating income of $4.9 declined from year-to-date 2012 operating income of $13.1. Year-to-date 2013 results were affected by the same factors as our Q3 2013 results.
Q3 2013 revenue decreased by $2.2 or 3.2% and year-to-date 2013 revenue decreased $7.4 or 3.6%. Excluding currency translation effects, the organic revenue decline was $2.4 or 3% for Q3 2013. Excluding the decrease in revenue due to the divestiture of a small division at PolyVision and currency translation effects, the organic revenue growth was $0.8 or 0% for year-to-date 2013. For both the Q3 2013 and year-to-date 2013 periods, organic revenue declined in Asia Pacific and PolyVision but grew at Designtex.
Cost of sales as a percent of revenue was 65.2% in Q3 2013 compared to 64.0% in Q3 2012, a 120 basis point erosion. Year-to-date 2013 cost of sales as a percentage of revenue improved by 10 basis points compared to year-to-date 2012. The erosion in Q3 2013 was primarily driven by lower absorption of fixed costs in PolyVision and a higher mix of lower-margin project business in Asia Pacific.
Q3 2013 operating expenses increased by $1.7 compared to Q3 2012, and year-to-date 2013 operating expenses increased by $5.9 compared to year-to-date 2012. The increase was primarily driven by an increase in sales, product development and other expenses in Asia Pacific.
Corporate
Corporate costs include unallocated portions of executive costs and shared service functions such as information technology, human resources, finance, legal, research and development and corporate facilities. Unallocated portions of these expenses are considered general corporate costs and are reported as Corporate.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Operating expenses	$6.6	$9.0	$22.0	$22.1

	Three Months Ended		Nine Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Corporate	November 23, 2012	November 25, 2011	November 23, 2012	November 25, 2011
Operating income (loss)	$(6.6)	$(9.0)	$(22.0)	$(22.1)
Add: Restructuring costs	—	—	—	—
Adjusted operating income (loss)	$(6.6)	$(9.0)	$(22.0)	$(22.1)

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

Primary Liquidity Sources	November 23, 2012	February 24, 2012
Cash and cash equivalents	$136.0	$112.1
Short-term investments	77.4	79.1
Variable life company-owned life insurance	116.1	113.1
Availability under credit facilities	177.6	174.2
Total liquidity	$507.1	$478.5

As of November 23, 2012, we held a total of $213.4 in cash and cash equivalents and short-term investments. Of our total $136.0 in cash and cash equivalents, approximately 48% was located in the U.S. and the remaining 52% was located outside of the U.S., primarily in France, Asia and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S. For all foreign locations other than Canada, we do not anticipate repatriating such amounts as they will be permanently reinvested in those entities or will be used for the repayment of intercompany debt. The tax cost of repatriating cash from Canada is largely offset by foreign tax credits and has been included in our effective tax rate.
The majority of our short-term investments are located in the U.S. in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
Our investments in COLI policies are recorded at their net cash surrender value. We consider our investments in variable life COLI policies to be primarily a source of corporate liquidity, and our investments in whole life COLI policies represent an additional potential source of liquidity, as their designation to fund employee benefit plan obligations can be changed at any time. We believe the financial strength of the issuing insurance companies associated with our variable and whole life COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.
The following table summarizes our statements of cash flows for the nine months ended November 23, 2012 and November 25, 2011:

	Nine Months Ended
Cash Flow Data	November 23, 2012	November 25, 2011
Net cash provided by (used in):
Operating activities	$129.8	$47.9
Investing activities	(49.7)	246.8
Financing activities	(55.6)	(320.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.9)
Net increase (decrease) in cash and cash equivalents	23.9	(27.3)
Cash and cash equivalents, beginning of period	112.1	142.2
Cash and cash equivalents, end of period	$136.0	$114.9

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 23, 2012	November 25, 2011
Net income	$66.3	$41.8
Depreciation and amortization	42.5	41.7
Changes in cash surrender value of COLI	(3.7)	0.9
Changes in deferred income taxes	15.3	3.8
Restructuring charges	14.8	26.0
Non-cash stock compensation	7.8	10.1
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(29.7)	(47.4)
Employee compensation liabilities	5.4	(24.2)
Other assets and liabilities	11.5	(7.1)
Other	(0.4)	2.3
Net cash provided by operating activities	$129.8	$47.9
The change in cash provided by operating activities in year-to-date 2013 compared to year-to-date 2012 was primarily due to higher employee termination payments in year-to-date 2012, generation of cash from changes in working capital and an increase in operating results.
Cash provided by (used in) investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 23, 2012	November 25, 2011
Capital expenditures	$(49.9)	$(49.0)
Proceeds from disposal of fixed assets	14.1	8.1
Purchases of short-term investments	(45.3)	(161.8)
Liquidations of short-term investments	47.5	460.2
Acquisitions	(6.1)	(20.5)
Other	(10.0)	9.8
Net cash provided by (used in) investing activities	$(49.7)	$246.8
Capital expenditures in year-to-date 2013 were primarily related to investments in ongoing operations and product development as well as spending on corporate facilities related to campus consolidation in the Americas. Additionally, in Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7. In year-to-date 2012, purchases and liquidations of investments activity increased due to our use of the proceeds from the debt issuance in Q4 2011.
During year-to-date 2013, we acquired three dealers within the EMEA segment for cash consideration of approximately $6.1. In Q1 2012, we acquired a dealer within the Americas segment for cash consideration of approximately $18.7.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 23, 2012	November 25, 2011
Repayments of long-term debt	$(2.0)	$(255.5)
Dividends paid	(34.4)	(23.9)
Common stock repurchases	(19.9)	(41.0)
Other	0.7	0.3
Net cash used in financing activities	$(55.6)	$(320.1)

We paid dividends of $0.09 per common share during each of the first three quarters of 2013 and $0.06 per share during each of the first three quarters of 2012. On December 7, 2012, our Board of Directors declared a dividend of $0.09 per common share to be paid in Q4 2013.
In Q3 2013, we made common stock repurchases of 48,915 shares, all of which related to our Class A Common Stock. As of the end of Q3 2013, we had $136.2 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q3 2013, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2013, no material change in our contractual obligations occurred.
Liquidity Facilities

Liquidity Facilities	November 23, 2012
Global committed bank facility	$125.0
Various uncommitted lines	52.6
Total credit lines available	177.6
Less: Borrowings outstanding	—
Available capacity	$177.6
In Q1 2013 we entered into a $125 million committed five-year unsecured revolving syndicated credit facility. The facility amended and restated our previous unsecured syndicated credit facility that was scheduled to expire in Q4 2013. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 million by obtaining at least one commitment from one of the lenders. As of November 23, 2012, there were no borrowings outstanding under the facility.
The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. As of November 23, 2012, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 23, 2012. In addition, we have a revolving letter of credit agreement for $12.9 of which $12.1 was utilized, primarily related to our reserve for self-insured workers’ compensation claim costs as of November 23, 2012. There were no draws on our standby letters of credit during Q3 2013.
Total consolidated debt as of November 23, 2012 was $289.8. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a $39.0 term loan due in 2017 at a floating interest rate based on 30-day LIBOR plus 3.35%. The term notes are unsecured, the term loan is secured by two corporate aircraft, and both the term notes and the term loan contain no financial covenants and are not cross-defaulted to other debt facilities.
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
On December 7, 2012, we announced a quarterly dividend on our common stock of $0.09 per share, or $11.4, to be paid in Q4 2013. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2013, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 23, 2012 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2012. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2013, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2013, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q3 2013, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 23, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 23, 2012, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
8/25/2012 - 9/28/2012	237	$9.73	—	$136.3
9/29/2012 - 10/26/2012	39,321	$9.88	—	$136.3
10/27/2012 - 11/23/2012	9,357	$9.98	9,357	$136.2
Total	48,915	(2)	9,357
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	39,558 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 21, 2012

Exhibit Index

Exhibit No.	Description

10.1	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated October 10, 2012
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document