Form 10-K
period 2013-02-22
STEELCASE INC
filed 2013-04-19
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 22, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13873
____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 24, 2012 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $726 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 15, 2013, 88,903,855 shares of the registrant’s Class A Common Stock and 35,845,664 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, to be held on July 17, 2013, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 22, 2013

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
Overview
Steelcase is the global leader in creating great work experiences in business, education and healthcare environments. Steelcase and our family of brands - including Steelcase®, Coalesse®, Details®, Designtex®, Nurture®, PolyVision®, and Turnstone® - offer a comprehensive portfolio of products, services and applications designed to unlock human promise and support social, economic and environmental sustainability. We are insight-led and offer solutions inspired by the insights gained from our user-based research process and partnering with leading research organizations around the world. Steelcase is a global company, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 10,400 employees. Steelcase was founded in 1912 and became publicly-traded in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS.”
Our growth strategy is to leverage our deep understanding of the patterns of work, worker and workplaces to help our existing customers migrate to new ways of working and to grow our business into new customer markets and geographies. Over the past several years, we have increased our level of investment in research and product development and have launched new products, services and applications to address the trends which have been impacting the workplace, including globalization, miniaturization of technology, mobility of workers, increased collaboration and multiple generations at work. We also have increased our investments in other growth initiatives, such as expansion in certain vertical market segments and geographic regions, to diversify our customer base, support our customers as they expand their global footprints and strengthen our market leadership. A key area of focus for us is creativity and collaborative work and workers, and we work with our customers to help them create environments that augment the interactions of their people - with each other and with the tools they use - to help them create value for their organization and industry.
We offer our products and services to customers around the globe, and we have significant sales, manufacturing and administrative operations in North America, Europe and Asia. We market our products and services primarily through a network of independent and company-owned dealers, and we also sell directly to end-use customers. We also extend our reach with a limited presence in retail and web-based channels.
Our Offerings

Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based and freestanding furniture systems and complementary products such as storage, tables and ergonomic worktools. Our seating products include chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and doors. We also offer services designed to reduce costs and enhance the performance of people, wherever they work. Among these services are workplace strategy consulting, lease origination services, furniture and asset management and hosted spaces.
Steelcase—Insight-led performance in an interconnected world

The Steelcase brand takes our insights and delivers high performance, sustainable work environments while striving to be a trusted partner. Being a trusted partner means understanding and helping our customers and partners who truly seek to elevate their performance. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are often large with complex needs and have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using a platform approach - from product components to common processes - wherever possible.
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

Coalesse—Insight-led inspiration

Coalesse is an award-winning brand of furnishings that expresses the new freedom of work. It is part of the rapidly growing crossover market — homes and offices, meeting rooms and social spaces, private retreats and public places — and is addressing the fluid intersections of work and life where boundaries are collapsing and creativity is roaming.
Turnstone—Insight-led simplicity

Turnstone was created based on the belief that the world needs more successful entrepreneurs and small businesses, and that great spaces to work can help that happen.  Turnstone makes it easier for these companies to create insight-led places to work using web-based tools or through our dealer channel.
Designtex
Designtex offers applied surface solutions that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products are premium surface materials designed to enhance seating, walls, work stations, floors and ceilings and can provide privacy, way-finding, motivation, communications and artistic expression.
PolyVision
PolyVision is the world's leading supplier of ceramic steel surfaces to educational institutions and architectural panels or special applications for commercial or infrastructure applications.
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
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details, Nurture by Steelcase and Turnstone brands.
We serve Americas customers mainly through approximately 230 independent and company-owned dealers and we also sell directly to end-use customers. Our end-use customers are distributed across a broad range of industries and vertical markets, including healthcare, government, financial services, higher education and technology, but no industry or vertical market individually represented more than 13% of the Americas segment revenue in 2013.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2013, and the five largest independent dealers collectively accounted for approximately 18% of the segment’s revenue.

In 2013, the Americas segment recorded revenue of $2,015.1, or 70.2% of our consolidated revenue, and as of the end of the year had approximately 6,500 employees, of which approximately 4,300 related to manufacturing.
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
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we have the leading market share in Germany, France and Spain. In 2013, approximately 83% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 7% of our consolidated revenue in 2013.
We serve EMEA customers through approximately 400 independent and company-owned dealers. In certain geographic markets, we sell directly to end-use customers. Our end-use customers are larger multinational, regional or local companies spread across a broad range of industries and vertical markets including financial services, government and technology. No single independent dealer in the EMEA segment accounted for more than 2% of the segment’s revenue in 2013. The five largest independent dealers collectively accounted for approximately 8% of the segment’s revenue in 2013.
In 2013, our EMEA segment recorded revenue of $594.8, or 20.8% of our consolidated revenue, and as of the end of the year had approximately 2,200 employees, of which approximately 1,200 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), India, Japan, Australia, and other countries in southeast Asia, primarily under the Steelcase brand with an emphasis on furniture systems and seating solutions. We sell directly and through approximately 40 independent and company-owned dealers to end-use customers. Our end-use customers are larger multinational or regional companies spread across a broad range of industries and are located in both established and emerging markets. Our competition includes all the large global competitors as well as many local and regional manufactures.
Designtex primarily sells textiles and wall covering products specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.
PolyVision manufactures ceramic steel surfaces for use in multiple applications, but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe.
IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011.
In 2013, the Other category accounted for $258.8, or 9.0% of our consolidated revenue, and as of the end of the year had approximately 1,700 employees, of which approximately 800 related to manufacturing.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. As of February 22, 2013, our investment in these unconsolidated joint ventures and other equity investments totaled $53.3. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Income.
Customer and Dealer Concentrations
Our largest customer accounted for 1.1% of our consolidated revenue in 2013, and our five largest customers collectively accounted for 4.5% of our consolidated revenue. However, these percentages do not include revenue from various government agencies. In 2013, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent dealer accounted for more than 4% of our consolidated revenue in 2013. The five largest independent dealers collectively accounted for approximately 13% of our consolidated revenue in 2013. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
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
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (principally in the United States and Mexico), Europe (principally in France, Germany and Spain) and Asia (principally in China and Malaysia). We are in the process of localizing production of certain products in India and establishing the corresponding supply chain to serve that market. Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
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

These changes to our manufacturing model have reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space and have allowed us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness. In 2013, we substantially completed a two-year project to close three North American manufacturing facilities and move production within those facilities to other Steelcase locations in North America.
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
Our physical distribution system utilizes commercial transport, company-owned and dedicated fleet delivery services. We have implemented a network of regional distribution centers to reduce freight costs and improve service to our dealers and customers. Some of these distribution centers are located within our manufacturing facilities, and we have engaged third-party logistics providers to operate some of these regional distribution centers.
Raw Materials
We source raw materials and components from a significant number of suppliers around the world. Those raw materials include petroleum-based products, steel, other metals, wood, particleboard and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.
The prices for certain commodities such as steel, aluminum and other metals, wood, particleboard and petroleum-based products have fluctuated in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of cost, quality and reliability of supply.
Research, Design and Development
Our extensive global research — a combination of user observations, feedback sessions and sophisticated analysis — has helped us develop social, spatial and informational insights into work effectiveness. We maintain collaborative relationships with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.
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
Exclusive of royalty payments, we invested $36.0, $35.8 and $32.0 in research, design and development activities in 2013, 2012 and 2011, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Details,” “Designtex,” “Nurture by Steelcase,” “PolyVision” and “Turnstone” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Employees
As of February 22, 2013, we had approximately 10,400 employees, including 5,200 hourly employees and 5,200 salaried employees. Additionally, we had approximately 1,700 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements.

Internationally, 2,000 employees are represented by workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles, Code of Ethics, Code of Business Conduct and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Steelcase Inc., Investor Relations, GH-3E-12, PO Box 1967, Grand Rapids, Michigan 49501-1967.
We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

Item 1A.	Risk Factors:
The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know about currently, or that we currently believe are less significant, may also adversely affect our business, operating results, cash flows and financial condition. If any of these risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
Our industry is influenced significantly by cyclical macroeconomic factors which are difficult to predict.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of macroeconomic factors, such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. In recent history, the U.S. office furniture industry has gone through two major downturns, with consumption declining by more than 30%

from calendar year 2000 to 2003 and again from 2007 to 2009, according to the Business and Institutional Furniture Manufacturers Association. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. We have made a number of changes to adapt our business model to these cycles, but our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery after a cyclical downturn may vary, including by geography or vertical market. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in the number, size (and price) of typical workstations and an increase in work occurring in more collaborative settings and a variety of locations beyond the traditional office. The confluence of these factors could attract new competitors from outside the traditional office furniture industry offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation, insight from our research, product design and features, price, lead time, delivery and service, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering products and services which respond to changes in workplace trends and generate revenue to offset the impact of reduced numbers, size (and price) of typical workstations, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market needs,

•	continuing our expansion into adjacent markets such as smaller companies, healthcare clinical spaces and classrooms, libraries and other educational settings,

•	growing our market share in markets such as China, India, Brazil, eastern, central and southern Europe, Africa and the Middle East,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.
If these strategies to diversify and increase our revenues are not sufficient, or if we do not execute these strategies successfully, our profitability may be adversely affected.
We have been and expect to continue making investments in strategic growth initiatives and new product development. If our return on these investments is lower, or develops more slowly, than we anticipate, our profitability may be adversely affected.
We may be adversely affected by changes in raw material and commodity costs.
We procure raw materials (including petroleum-based products, steel, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, have fluctuated significantly in recent years due to changes in global supply and demand, which can also cause supply interruptions. In the short-term, rapid increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected by short-term fluctuations in these costs. Also, if we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
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
Over the past decade, we have implemented significant restructuring actions to transform our business through the reinvention of our industrial system and white collar processes. While we believe we have made significant progress, we continue to evolve and optimize our business model to be more flexible and agile in meeting changing demand, and incremental restructuring actions may be necessary. The success of our restructuring initiatives is dependent on several factors, including our ability to manage these actions without disrupting existing customer commitments. Further, these actions may take longer than anticipated and may distract management from other activities, and we may not fully realize the expected benefits of our restructuring activities, either of which would have a negative impact on our profitability.
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
We rely largely on a network of approximately 630 independent dealers to market, deliver and install our products to end-use customers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership which would reduce the risk of disruption but increase our financial exposure.

We may be required to record impairment charges related to goodwill and indefinite-lived intangible assets which would adversely affect our results of operations.
We have net goodwill of $121.4 as of February 22, 2013. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.
We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) residing primarily in various non-U.S. jurisdictions totaling $85.0, against which valuation allowances totaling $66.5 have been recorded. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdictions, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.
Costs related to our participation in a multi-employer pension plan could increase.
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund, a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with our SC Transport Inc. employees. The plan is not administered by or in any way controlled by us. We have relatively little control over the level of contributions we are required to make to the plan, and it is currently underfunded. As a result, contributions are scheduled to increase, and we expect that contributions to the plan may be subject to further increases. The amount of any increase or decrease in our required contributions to the multi-employer pension plan will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability, among other factors.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. The most recent estimate of our potential withdrawal liability is $24.4.

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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	12	6	6
EMEA	5	4	1
Other	4	2	2
Total	21	12	9
In 2013, we exited two leased manufacturing facilities and one leased distribution facility in the Americas. Additionally, we added two leased distribution facilities in the Americas.

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Sara E. Armbruster	42	Vice President, WorkSpace Futures and Corporate Strategy
James P. Hackett	57	President and Chief Executive Officer, Director
Nancy W. Hickey	61	Senior Vice President, Chief Administrative Officer
James P. Keane	53	Chief Operating Officer
Mark T. Mossing	55	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	51	Senior Vice President, Chief Legal Officer and Secretary
David C. Sylvester	48	Senior Vice President, Chief Financial Officer
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
Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001 and has been employed by Steelcase since 1986.
James P. Keane has been Chief Operating Officer since November 2012 and was President, Steelcase Group from October 2006 to November 2012. Mr. Keane has been employed by Steelcase since 1997.
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
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 15, 2013, we had outstanding 124,749,519 shares of common stock with 7,590 shareholders of record. Of these amounts, 88,903,855 shares are Class A Common Stock with 7,500 shareholders of record and 35,845,664 shares are Class B Common Stock with 90 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
High	$9.81	$9.82	$11.25	$13.95
Low	$7.96	$7.63	$9.17	$10.98
Fiscal 2012
High	$12.12	$11.94	$8.55	$9.86
Low	$9.23	$6.48	$5.40	$6.45
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2013 and 2012 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility includes a restriction on the aggregate amount of cash dividend payments and share repurchases we may make in any fiscal year. As long as our leverage ratio is less than 2.50 to 1.0, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.0 and the maximum permitted under the facility, our ability to fund more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. See Note 12 to the consolidated financial statements for additional information.
During 2013 and 2012, we were in compliance with the covenants under the facility in place as of the respective dates.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013	$11.6	$11.4	$11.4	$11.4	$45.8
2012	$8.0	$8.0	$7.9	$7.8	$31.7
Fourth Quarter Share Repurchases
There were no share repurchases during Q4 2013. We have approximately $136.2 that may yet be purchased under the $250 share repurchase program approved by our Board of Directors in December 2007. This program has no specific expiration date.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 22, 2013	February 24, 2012	February 25, 2011	February 26, 2010	February 27, 2009
Operating Results:
Revenue	$2,868.7	$2,749.5	$2,437.1	$2,291.7	$3,183.7
Gross profit	866.0	809.7	717.5	649.8	923.1
Operating income (loss)	59.3	97.1	51.5	(11.5)	1.0
Income (loss) before income tax expense (benefit)	54.9	82.0	51.4	(31.1)	(8.8)
Net income (loss)	38.8	56.7	20.4	(13.6)	(11.7)
Supplemental Operating Data:
Restructuring costs	$(34.7)	$(30.5)	$(30.6)	$(34.9)	$(37.9)
Goodwill and intangible asset impairment charges	(59.9)	—	—	—	(65.2)
Variable life COLI income (loss) (1)	3.0	3.2	10.6	33.1	(41.1)
Per Share Data:
Earnings (loss) per common share	$0.30	$0.43	$0.15	$(0.10)	$(0.09)
Dividends paid per common share	$0.36	$0.24	$0.16	$0.20	$0.53
Balance Sheet Data:
Cash and cash equivalents	$150.4	$112.1	$142.2	$111.1	$117.6
Short-term investments	100.5	79.1	350.8	68.2	76.0
Variable life COLI	116.2	113.1	110.3	100.3	67.7
Working capital (2)	293.8	240.2	275.5	222.9	246.1
Total assets (3)	1,689.6	1,678.9	1,974.4	1,655.1	1,727.9
Total debt	289.0	291.5	546.8	300.8	255.2
Total liabilities	1,021.6	992.4	1,278.1	979.6	1,017.2
Total shareholders’ equity (3)	668.0	686.5	696.3	675.5	710.7
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$187.3	$101.7	$72.7	$(10.9)	$104.2
Investing activities	(85.5)	203.2	(254.3)	(10.0)	(61.1)
Financing activities	(64.2)	(334.3)	211.1	13.0	(132.2)
________________________

(1)
Variable life COLI income (loss) represents the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in variable life company-owned life insurance (“COLI”) policies. In Q1 2011, we began considering our investments in variable life COLI policies to be primarily a source of corporate liquidity. As a result of this change beginning in Q1 2011, variable life COLI income has been recorded in Investment income on the Consolidated Statements of Income. See Note 9 to the consolidated financial statements for additional information.

(2)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

(3)
During 2013, we identified errors in our accounting for deferred income taxes which relate to periods prior to 2009. We believe the errors are not material to any prior period financial statements. The correction of the errors had the effect of reducing long-term deferred income tax assets and retained earnings by $22.1 as of February 24, 2012, February 25, 2011, February 26, 2010 and February 27, 2009. The errors did not impact the Consolidated Statements of Income or the Consolidated Statements of Cash Flows for 2012, 2011, 2010 and 2009.

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
The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of divestitures, acquisitions, the IDEO ownership transition and dealer deconsolidations, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs and goodwill impairment charges. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
In Q3 2013, we realigned portions of our reportable segments for financial reporting purposes as a result of the integration of the PolyVision global technology business into the Steelcase Education Solutions group. Prior to this change, the PolyVision global technology business was combined with the PolyVision surfaces business and was reported collectively as PolyVision in the Other category along with Asia Pacific and Designtex. As a result of these changes, the results of the PolyVision technology business are now reported in the Americas and EMEA segments. The PolyVision surfaces business remains in the Other category. The accompanying segment data for all prior periods has been reclassified to conform to the new segment presentation. See Note 18 to the consolidated financial statements and the Business Segment Disclosure analysis in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our reportable business segments.

Statement of Operations Data— Consolidated	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Revenue	$2,868.7	100.0%	$2,749.5	100.0%	$2,437.1	100.0%
Cost of sales	1,987.8	69.3	1,913.6	69.6	1,693.8	69.5
Restructuring costs	14.9	0.5	26.2	1.0	25.8	1.1
Gross profit	866.0	30.2	809.7	29.4	717.5	29.4
Operating expenses	727.0	25.3	708.3	25.8	661.2	27.1
Goodwill impairment charges	59.9	2.1	—	—	—	—
Restructuring costs	19.8	0.7	4.3	0.1	4.8	0.2
Operating income	59.3	2.1	97.1	3.5	51.5	2.1
Interest expense, investment income and other income, net	(4.4)	(0.2)	(15.1)	(0.5)	(0.1)	—
Income before income tax expense	54.9	1.9	82.0	3.0	51.4	2.1
Income tax expense	16.1	0.5	25.3	0.9	31.0	1.3
Net income	$38.8	1.4%	$56.7	2.1%	$20.4	0.8%
Earnings per share:
Basic	$0.30		$0.43		$0.15
Diluted	$0.30		$0.43		$0.15

Organic Revenue Growth—Consolidated	Year Ended
	February 22, 2013	February 24, 2012
Prior year revenue	$2,749.5	$2,437.1
Divestitures and dealer deconsolidations	(9.6)	(8.8)
IDEO ownership transition	—	(103.4)
Currency translation effects*	(33.9)	30.0
Prior year revenue, adjusted	2,706.0	2,354.9
Current year revenue	2,868.7	2,749.5
Dealer acquisitions	(22.2)	(55.7)
Current year revenue, adjusted	2,846.5	2,693.8
Organic growth $	$140.5	$338.9
Organic growth %	5%	14%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income — Consolidated	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Operating income	$59.3	2.1%	$97.1	3.5%	$51.5	2.1%
Add: goodwill impairment charges	59.9	2.1	—	—	—	—
Add: restructuring costs	34.7	1.2	30.5	1.1	30.6	1.3
Adjusted operating income	$153.9	5.4%	$127.6	4.6%	$82.1	3.4%
Overview
During 2013, we experienced consolidated organic revenue growth of 5% compared to the prior year, which represented the third consecutive year (and twelve consecutive quarters) of organic growth. This growth is generally consistent with or better than global trends in our industry, and was driven in part by increased large project business. Over the past several years, companies have been increasing corporate spending, leveraging the strength of their cash positions which were built up in response to the financial crisis in 2009 and 2010. In addition, white collar employment and new construction (traditional industry drivers) have been improving in the Americas, but economic recovery particularly in Europe remains challenged by a variety of headwinds. We believe that our investments in research, product development and other growth initiatives during the financial crisis have helped drive our revenue growth faster than the rest of our industry over the past three years.
Our consolidated adjusted operating income margin improved to 5.4% in 2013, compared to 4.6% in 2012 and 3.4% in 2011 as a result of operating leverage from the organic revenue growth and net benefits from restructuring actions, despite an increase in lower-margin project business and spending on product development and other growth initiatives. Our Americas segment posted strong revenue growth and significant improvement in its adjusted operating income margin over the past three years, while the EMEA segment experienced a declining rate of organic revenue growth and an increasing adjusted operating loss. EMEA realized organic revenue growth of 1% in 2013 as a result of the diversification of our business across a large number of geographic markets. The Other category had organic revenue growth in 2012 but a decline in 2013, and its adjusted operating income margin also declined in 2013 following a modest improvement in 2012, primarily as a result of lower revenues in Asia Pacific as well as our continued investment in that region.
In 2013, we also continued taking steps to improve our operating fitness and organizing our business as a globally integrated enterprise, which included implementation and execution of a number of restructuring actions, both in the Americas and EMEA.
2013 compared to 2012
We recorded net income of $38.8 in 2013 compared to net income of $56.7 in 2012. The results in 2013 reflected 5% organic revenue growth compared to 2012 and lower interest expense but included significant goodwill impairment charges, tax valuation allowance adjustments and foreign tax credit benefits.
Operating income of $59.3 in 2013 compared to operating income of $97.1 in 2012. Operating income in 2013 included goodwill impairment charges totaling $59.9. The 2013 adjusted operating income of $153.9 represented an increase of $26.3 compared to the prior year. Strength in the Americas was partially offset by lower profitability in EMEA and the Other category.
Revenue for 2013 was $2,868.7 compared to $2,749.5 for 2012, representing organic revenue growth of 5%. We realized organic growth of 7% in the Americas segment and 1% in the EMEA segment while the Other category experienced a modest decline of 1%. Revenue continued to include a higher mix of project business from some of our largest corporate customers.
Cost of sales decreased to 69.3% of revenue in 2013, a 30 basis point improvement compared to 2012. Benefits from recent pricing adjustments (net of commodity cost changes) and restructuring actions (net of related disruption costs) and other cost reductions in the Americas were partially offset by an increase in lower-margin project business.
Operating expenses of $727.0 increased by $18.7 in 2013 compared to 2012 but decreased as a percentage of sales to 25.3% in 2013 from 25.8% in 2012. The year-over-year comparison included the following:

•	higher variable compensation expense of $11.7 (which includes expenses associated with our EVA-based bonus programs, the Steelcase Inc. Retirement Plan and stock-based compensation),

•	favorable foreign currency translation effects of $9.3,

•	costs of $7.1 related to dealers acquired in 2013,

•	increased spending of approximately $7 on product development and other initiatives,

•	increased reserves of $3.6 for environmental remediation costs associated with a previously-owned manufacturing site, and

•	$1.5 related to dealer divestitures.
Goodwill impairment charges in 2013 totaled $59.9 and related to EMEA and Designtex within the Other category. The EMEA charge of $35.1 was driven in part by the 2013 operating loss. In addition, the near-term outlook for Western Europe remains heavily challenged by macroeconomic headwinds. Therefore, in Q4 2013, we determined that these factors were likely to negatively impact the level of near-term profitability we would expect to achieve with our current business model. The Designtex impairment charge of $24.8 was largely driven by lower than expected operating performance in 2013 and significant future investment required to strengthen our product offering, marketing and overall brand image. See further detail of these items in Note 10 to the consolidated financial statements.
We recorded restructuring costs of $34.7 in 2013 compared to $30.5 in 2012. The 2013 charges included the following:

•	severance and business exit costs of $13.0 from the previously-announced closure of three manufacturing facilities in North America (which are now substantially complete),

•	real estate impairment charges of $12.4 associated with the previously announced closure of our Corporate Development Center,

•	severance and business exit costs of $3.8 associated with the EMEA headcount reductions and owned dealer consolidations in Q4 2013 and

•	severance and business exit costs of $2.0 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.
Our 2013 effective tax rate was 29.3%, which is below the U.S. federal statutory tax rate of 35%. The difference was primarily driven by favorable tax items of $56.7, partially offset by unfavorable adjustments to our valuation allowances associated with tax loss carry-forwards and other deferred tax assets and the non-deductible nature of the goodwill impairment charges in EMEA. See Note 15 to the consolidated financial statements for additional information.
2012 compared to 2011
We recorded net income of $56.7 in 2012 compared to $20.4 in 2011. The increase in net income was driven by higher operating income in the Americas and Asia Pacific and lower income tax expense but was partially offset by lower operating income due to the IDEO ownership transition, higher interest expense and lower variable life COLI income.
Operating income grew to $97.1 in 2012 compared to $51.5 in 2011. The 2012 adjusted operating income of $127.6 represented an improvement of $45.5 compared to the prior year primarily due to operating leverage from organic revenue growth across all segments, but partially offset by higher operating expenses, including increased spending of approximately $20 on product development and other initiatives in the Americas and Asia Pacific, as well as employee and other costs in EMEA.
Revenue for 2012 was $2,749.5 compared to $2,437.1 for 2011, representing organic revenue growth of 14%. The organic revenue growth was broad-based, with organic growth of 18% in the Americas segment, 6% in the EMEA segment and 14% in the Other category. Revenue included a higher mix of project business from some of our largest corporate customers.
Cost of sales increased to 69.6% of revenue in 2012, a 10 basis point increase compared to 2011. Higher absorption of fixed costs associated with the organic revenue growth (including benefits of improved pricing) was offset by the impact of deconsolidating IDEO, increased commodity costs of $38.3 and a business mix weighted more heavily towards some of our largest corporate customers.
Operating expenses of $708.3 increased by $47.1 in 2012 compared to 2011 but decreased as a percentage of sales to 25.8% in 2012 from 27.1% in 2011. Operating expenses in 2011 included the following:

•	$36.3 related to IDEO and a small division of PolyVision, which have since been deconsolidated,

•	favorable foreign currency translation effects of $8.6 and

•	a gain of $13.2 from the IDEO ownership transition.
Aside from these items, 2012 operating expenses increased primarily due to:

•	higher variable compensation expense of $33.9 (which includes expenses associated with our EVA-based bonus programs, the Steelcase Inc. Retirement Plan and stock-based compensation),

•	costs of $13.2 related to a dealer acquired in Q1 2012 and

•	increased spending of approximately $20 on product development and other initiatives in the Americas and Asia Pacific, as well as employee and other costs in EMEA.
We recorded restructuring costs of $30.5 in 2012 compared to $30.6 in 2011. The 2012 charges included the following:

•	severance and business exits costs of $17.9 from the previously-announced closure of three manufacturing facilities in North America,

•	severance and business exit costs of $3.0 from the closure of our Morocco manufacturing facility within our EMEA segment,

•	costs of $1.9 from the reorganization of our European manufacturing operations on the basis of specialized competencies and

•	lease impairments of $1.7 and $1.3 in our EMEA and Americas segments, respectively.
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
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Interest expense	$(17.8)	$(25.6)	$(19.3)
Investment income	3.7	5.2	14.0
Other income (expense), net:
Equity in income of unconsolidated ventures	9.4	8.3	6.3
Miscellaneous, net	0.3	(3.0)	(1.1)
Total other income, net	9.7	5.3	5.2
Total interest expense, investment income and other income, net	$(4.4)	$(15.1)	$(0.1)
The decrease in investment income in 2013 was driven by lower variable life COLI income. Interest expense in 2012 includes $7.7 associated with $250 of senior notes which matured and were repaid in Q2 2012.
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

Statement of Operations Data— Americas	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Revenue	$2,015.1	100.0%	$1,868.4	100.0%	$1,536.0	100.0%
Cost of sales	1,384.4	68.7	1,302.3	69.7	1,083.2	70.5
Restructuring costs	13.9	0.7	20.0	1.1	7.0	0.5
Gross profit	616.8	30.6	546.1	29.2	445.8	29.0
Operating expenses	433.8	21.5	421.8	22.6	377.2	24.6
Goodwill impairment charges	—	—	—	—	—	—
Restructuring costs	14.7	0.7	1.5	—	1.1	—
Operating income	$168.3	8.4%	$122.8	6.6%	$67.5	4.4%

Organic Revenue Growth—Americas	Year Ended
	February 22, 2013	February 24, 2012
Prior year revenue	$1,868.4	$1,536.0
Divestitures and dealer deconsolidations	—	—
Currency translation effects*	(0.6)	3.0
Prior year revenue, adjusted	1,867.8	1,539.0
Current year revenue	2,015.1	1,868.4
Dealer acquisitions	(10.5)	(55.7)
Current year revenue, adjusted	2,004.6	1,812.7
Organic growth $	$136.8	$273.7
Organic growth %	7%	18%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income—Americas	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Operating income	$168.3	8.4%	$122.8	6.6%	$67.5	4.4%
Add: goodwill impairment charges	—	—	—	—	—	—
Add: restructuring costs	28.6	1.4	21.5	1.1	8.1	0.5
Adjusted operating income	$196.9	9.8%	$144.3	7.7%	$75.6	4.9%
2013 compared to 2012
Operating income in the Americas grew to $168.3 in 2013, compared to $122.8 in 2012. Adjusted operating income in 2013 grew to $196.9 from $144.3 in 2012, an increase of $52.6 or 36.5%. This increase was primarily driven by year-over-year benefits from improved pricing (net of commodity cost changes) and benefits from restructuring actions (net of related disruption costs) but impacted by a higher mix of lower-margin project business from some of our largest corporate customers.
The Americas revenue represented 70.2% of consolidated revenue in 2013. Revenue for 2013 was $2,015.1 compared to $1,868.4 in 2012, an increase of $146.7 or 7.9%. After adjusting for currency translation effects and a dealer acquisition, organic revenue growth was $136.8 or 7%. Revenue growth in 2013 is categorized as follows:

•
Product categories—Substantially all product categories grew in 2013. Revenue growth rates were strongest in the Technology and Details categories, while Seating and Coalesse also exceeded the overall average for the year.

•	Vertical markets—Strength in the Energy, Insurance Services, Manufacturing and Information Technology sectors more than offset continued weakness in the U.S. Federal Government sector.

•	Geographic regions—All regions showed growth over 2012, with notable strength in the West Business Group.

•	Contract type—The strongest growth came from our project related sales, but revenue from continuing agreements and marketing programs also grew over the prior year.
Cost of sales decreased to 68.7% of revenue in 2013 compared to 69.7% of revenue in 2012. Higher absorption of fixed costs associated with organic revenue growth and benefits from improved pricing (net of commodity cost increases) and restructuring actions (net of related disruption costs) were partially offset by a higher mix of lower-margin project business (which was somewhat offset by a lower mix of federal government business in the U.S.).
Operating expenses increased by $12.0 in 2013 compared to 2012 primarily due to higher variable compensation expense of $12.8 (which includes expenses associated with our EVA-based bonus programs, the Steelcase Inc. Retirement Plan and stock-based compensation). Operating expenses decreased as a percentage of sales to 21.5% in 2013 from 22.6% in 2012.
Restructuring costs of $28.6 incurred in 2013 included $13.0 associated with the North America plant closures announced in Q4 2011 and a $12.4 impairment charge in conjunction with the previously announced closure of our Corporate Development Center.
2012 compared to 2011
Operating income in the Americas grew to $122.8 in 2012, compared to $67.5 in 2011. Adjusted operating income in 2012 grew to $144.3 from $75.6 in 2011, an increase of $68.7 or 90.9%. This increase was primarily driven by operating leverage from organic revenue growth (including benefits from improved pricing) offset in part by higher commodity costs, a higher mix of business from some of our largest corporate customers, owned dealers and services associated with our direct business, and higher spending on product development and other initiatives.
The Americas revenue represented 68.0% of consolidated revenue in 2012. Revenue for 2012 was $1,868.4 compared to $1,536.0 in 2011, an increase of $332.4 or 21.6%. After adjusting for revenue of $55.7 from a dealer acquired in 2012 and currency translation effects of $3.0, organic revenue growth was $273.7 or 18%. Revenue growth in 2012 is categorized as follows:

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

•
Vertical markets—Other than State and Local Government, all major vertical markets grew with notable strength in the Information Technology, Technical/Professional and Financial Services sectors. Healthcare and Education revenue growth was in line with the average. Insurance and Federal Government were below average but still grew nicely year over year.

•	Geographic regions—All regions showed growth over 2011, with notable strength in the Central and New York regions of the U.S.

•	Contract type—The strongest growth came from our marketing programs targeted toward small to medium-sized businesses, but project and continuing business also grew at strong double-digit rates.
Cost of sales decreased to 69.7% of revenue in 2012 compared to 70.5% of revenue in 2011. Higher absorption of fixed costs associated with organic revenue growth (including benefits from improved pricing) was partially offset by higher commodity costs of $27.7 and a business mix weighted more heavily towards some of our largest corporate customers, owned dealers and services associated with our direct business.
Operating expenses increased by $44.6 in 2012 compared to 2011 primarily due to:

•	higher variable compensation expense of $27.1 (which includes expenses associated with our EVA-based bonus programs, the Steelcase Inc. Retirement Plan and stock-based compensation),

•	incremental costs of $13.2 related to a dealer acquired in Q1 2012 and

•	increased spending on product development and other initiatives.
Operating expenses decreased as a percentage of sales to 22.6% in 2012 from 24.6% in 2011.

Restructuring costs of $21.5 incurred in 2012 primarily related to the consolidation of manufacturing facilities announced in Q4 2011. In addition, 2011 restructuring included a $10.6 gain related to the sale and leaseback of a facility in Canada.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

Statement of Operations Data—EMEA	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Revenue	$594.8	100.0%	$610.5	100.0%	$555.8	100.0%
Cost of sales	434.0	73.0	432.9	70.9	395.7	71.2
Restructuring costs	1.0	0.2	5.0	0.8	18.7	3.4
Gross profit	159.8	26.8	172.6	28.3	141.4	25.4
Operating expenses	171.6	28.8	179.5	29.4	159.9	28.8
Goodwill impairment charges	35.1	5.9	—	—	—	—
Restructuring costs	4.0	0.7	3.0	0.5	0.4	—
Operating loss	$(50.9)	(8.6)%	$(9.9)	(1.6)%	$(18.9)	(3.4)%

Organic Revenue Growth—EMEA	Year Ended
	February 22, 2013	February 24, 2012
Prior year revenue	$610.5	$555.8
Divestitures	(1.0)	—
Currency translation effects*	(33.4)	22.0
Prior year revenue, adjusted	576.1	577.8
Current year revenue	594.8	610.5
Dealer acquisitions	(11.7)	—
Current year revenue, adjusted	583.1	610.5
Organic growth $	$7.0	$32.7
Organic growth %	1%	6%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income (Loss)—EMEA	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Operating loss	$(50.9)	(8.6)%	$(9.9)	(1.6)%	$(18.9)	(3.4)%
Add: goodwill impairment charges	35.1	5.9	—	—	—	—
Add: restructuring costs	5.0	0.9	8.0	1.3	19.1	3.4
Adjusted operating income (loss)	$(10.8)	(1.8)%	$(1.9)	(0.3)%	$0.2	—%
2013 compared to 2012
EMEA reported an operating loss of $50.9 in 2013 compared to an operating loss of $9.9 in 2012. The 2013 results included $35.1 of goodwill impairment charges. The adjusted operating loss of $10.8 represented an increase of $8.9 compared to 2012. Overall, the increased loss was primarily driven by a higher mix of lower-margin project business and higher product costs.
EMEA revenue represented 20.8% of consolidated revenue in 2013. Revenue for 2013 was $594.8 compared to $610.5 in 2012. Organic revenue growth was 1% after adjusting for currency translation effects and dealer acquisitions, net of a divestiture. During 2013, all regions achieved mid-single digit organic growth except for Iberia and Northern Europe which declined 12% and 1%, respectively.
Cost of sales increased to 73.0% of revenue in 2013, a 210 basis point deterioration compared to 2012. The deterioration was mainly due to a higher mix of lower-margin project business and higher commodity costs of $2.7.
Operating expenses decreased by $7.9 in 2013, primarily driven by $9.6 of favorable foreign currency translation effects and cost containment efforts, partially offset by the impact of net acquisitions and higher employee expenses, including variable compensation expense associated with our EVA-based bonus programs.
Restructuring costs of $5.0 incurred in 2013 primarily related to local headcount reductions and owned dealer consolidations.
2012 compared to 2011
EMEA reported an operating loss of $9.9 in 2012 compared to an operating loss of $18.9 in 2011. The adjusted operating loss of $1.9 represented a decline of $2.1 compared to 2011. Overall, the profit decline was primarily driven by higher operating expenses, including higher employee expenses, offset in part by operating leverage from organic revenue growth.
EMEA revenue represented 22.2% of consolidated revenue in 2012. Revenue for 2012 was $610.5 compared to $555.8 in 2011, representing organic revenue growth of 6% after adjusting for currency translation effects. During 2012, Northern Europe and Germany showed double digit organic revenue growth, and the rest of EMEA showed mid single digit organic revenue growth, while France and Spain revenue declined.
Cost of sales decreased to 70.9% of revenue in 2012, a 30 basis point improvement compared to 2011. The improvement was mainly due to higher absorption of fixed costs associated with higher volume, improved pricing, and benefits from restructuring activities and other cost reduction efforts, offset in part by higher commodity costs of $10.2 and higher manufacturing overhead costs.
Operating expenses increased by $19.6 in 2012 due to higher employee expenses, including variable compensation expense associated with our EVA-based bonus programs, annual employee merit increases and additional headcount in support of sales and distribution, offset by $7.7 of favorable foreign currency translation effects.
Restructuring costs of $8.0 incurred in 2012 primarily related to the project to reorganize our European manufacturing operations, which we have completed.
Other
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers through a direct sales force. PolyVision manufactures ceramic steel surfaces for use in multiple applications but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. IDEO was consolidated in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. See Note 19 to the consolidated financial statements for additional information.

Statement of Operations Data—Other	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Revenue	$258.8	100.0%	$270.6	100.0%	$345.3	100.0%
Cost of sales	169.4	65.5	178.4	65.9	214.9	62.2
Restructuring costs	—	—	1.2	0.4	0.1	—
Gross profit	89.4	34.5	91.0	33.7	130.3	37.8
Operating expenses	83.6	32.3	76.6	28.3	110.0	31.9
Goodwill impairment charges	24.8	9.6	—	—	—	—
Restructuring costs	1.1	0.4	(0.2)	—	3.3	1.0
Operating income (loss)	$(20.1)	(7.8)%	$14.6	5.4%	$17.0	4.9%

Organic Revenue Growth—Other	Year Ended
	February 22, 2013	February 24, 2012
Prior year revenue	$270.6	$345.3
Divestitures	(8.6)	(8.8)
IDEO ownership transition	—	(103.4)
Currency translation effects*	0.1	5.0
Prior year revenue, adjusted	262.1	238.1
Current year revenue	258.8	270.6
Organic growth (decline) $	$(3.3)	$32.5
Organic growth (decline) %	(1)%	14%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income—Other	Year Ended
	February 22, 2013		February 24, 2012		February 25, 2011
Operating income (loss)	$(20.1)	(7.8)%	$14.6	5.4%	$17.0	4.9%
Add: goodwill impairment charges	24.8	9.6	—	—	—	—
Add: restructuring costs	1.1	0.4	1.0	0.4	3.4	1.0
Adjusted operating income	$5.8	2.2%	$15.6	5.8%	$20.4	5.9%
2013 compared to 2012
The Other category reported an operating loss of $20.1 in 2013 compared to operating income of $14.6 in 2012. The 2013 results included a goodwill impairment charge of $24.8. Adjusted operating income decreased by $9.8 primarily due to lower revenue in Asia Pacific, as well as higher operating expenses across the category.
Revenue of $258.8 in 2013 decreased by $11.8 compared to revenue of $270.6 in 2012. Excluding the decrease in revenue due to the divestiture of a small division at PolyVision and currency translation effects, organic revenue declined $3.3 or 1%, driven by a slowdown in demand in the Asia Pacific region.
Cost of sales as a percent of revenue decreased by 40 basis points in 2013 compared to 2012. The improvement was primarily due to growth in higher-margin continuing business at Designtex, partially offset by a higher mix of lower-margin project business in Asia Pacific.
Operating expenses increased by $7.0 to $83.6 in 2013 compared to $76.6 in 2012. The increase was driven by higher variable compensation and employee-related costs across the category.

2012 compared to 2011
The Other category reported operating income of $14.6 in 2012 compared to $17.0 in 2011, which included $11.8 from IDEO. Adjusted operating income decreased by $4.8 primarily due to the impact of the IDEO ownership transition. In addition, improved results in Asia Pacific were offset in part by lower operating income from PolyVision which was impacted by reduced funding for education from state and local governments in the United States.
Revenue of $270.6 in 2012 decreased by $74.7 compared to 2011 revenue of $345.3. Excluding the decrease in revenue due to the IDEO ownership transition, the divestiture of a small division at PolyVision and currency translation effects, organic revenue growth was $32.5 or 14%, driven by strength in the Asia Pacific region.
Cost of sales as a percent of revenue increased by 370 basis points in 2012 compared to 2011. After adjusting for the impact of deconsolidating IDEO, cost of sales increased by 30 basis points. Higher absorption of fixed costs associated with revenue growth in Asia Pacific was more than offset by unfavorable product mix and lower absorption of fixed costs at PolyVision.
Operating expenses in the Other category decreased by $33.4 to $76.6 in 2012 compared to $110.0 in 2011. The decrease was driven by the deconsolidation of IDEO in 2011, which had the effect of decreasing operating expenses by $35.3.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

Statement of Operations Data—Corporate	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Operating expenses	$38.0	$30.4	$14.1
Operating expenses in 2013 include a $3.6 increase in reserves for environmental remediation costs associated with a previously-owned manufacturing site. The increase in Corporate operating expenses in 2013 and 2012 primarily relates to higher variable compensation expense related to our EVA-based bonus programs. Operating expenses in 2011 included a $13.2 gain from the ownership transition of IDEO. Related variable compensation expense was allocated among the Americas and EMEA segments, the Other category and Corporate.
Liquidity and Capital Resources

Liquidity
Based on current business conditions, we target a range of $75 to $150 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year, when applicable. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility.

Primary Liquidity Sources	February 22, 2013	February 24, 2012
Cash and cash equivalents	$150.4	$112.1
Short-term investments	100.5	79.1
Variable life company-owned life insurance	116.2	113.1
Availability under credit facilities	174.2	174.2
Total liquidity	$541.3	$478.5
As of February 22, 2013, we held a total of $250.9 in cash and cash equivalents and short-term investments. All of our short-term investments are located in the U.S. Of our total $150.4 cash and cash equivalents, approximately 68% was located in the U.S. and the remaining approximately 32%, or $47.7, was located outside of the U.S., primarily in France, Canada, Malaysia and Mexico. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries or available to repay intercompany debt, and in Canada and Mexico, such amounts are expected to be utilized to meet local working capital requirements.
The majority of our short-term investments are maintained in the U.S. in a managed investment portfolio, which primarily consists of U.S. agency debt securities, U.S. government debt securities, corporate debt securities and municipal debt securities.
Our investments in variable life COLI policies are recorded at their net cash surrender value. We believe the financial strength of the issuing insurance companies associated with our variable life COLI policies are sufficient to meet their obligations. See Note 9 to the consolidated financial statements for more information.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Net cash flow provided by (used in):
Operating activities	$187.3	$101.7	$72.7
Investing activities	(85.5)	203.2	(254.3)
Financing activities	(64.2)	(334.3)	211.1
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.7)	1.6
Net increase (decrease) in cash and cash equivalents	38.3	(30.1)	31.1
Cash and cash equivalents, beginning of period	112.1	142.2	111.1
Cash and cash equivalents, end of period	$150.4	$112.1	$142.2
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Net income	$38.8	$56.7	$20.4
Depreciation and amortization	58.3	56.4	64.4
Changes in cash surrender value of COLI	1.8	(4.5)	(13.5)
Goodwill impairment charges	59.9	—	—
Deferred income taxes	(3.0)	13.6	11.3
Changes in accounts receivable, inventories and accounts payable, net of acquisitions, divestitures and deconsolidations	(7.3)	(11.1)	(59.5)
Changes in employee compensation liabilities	5.8	(32.5)	3.4
Changes in other operating assets and liabilities, net of acquisitions, divestitures and deconsolidations	(9.1)	(23.1)	29.6
Other	42.1	46.2	16.6
Net cash provided by operating activities	$187.3	$101.7	$72.7
The change in cash provided by operating activities in 2013 compared to 2012 was primarily due to an increase in cash generated from operating results after consideration of the non-cash goodwill impairment charges. The change in cash provided by operating activities in 2012 compared to 2011 was primarily due to an increase in net income, partially offset by higher variable compensation payments in Q1 2012, and Q1 2011 included the receipt of a U.S. income tax refund of approximately $20.

Cash provided by (used in) investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Capital expenditures	$(74.0)	$(64.9)	$(46.0)
Proceeds from disposal of fixed assets	15.5	11.7	44.9
Purchases of investments	(78.6)	(195.8)	(335.4)
Liquidations of investments	62.6	466.1	59.0
Proceeds from IDEO ownership transition	—	—	29.8
Acquisitions, net of cash acquired	(6.2)	(20.9)	—
Other	(4.8)	7.0	(6.6)
Net cash provided by (used in) investing activities	$(85.5)	$203.2	$(254.3)
Capital expenditures in 2013 were primarily related to investments in ongoing operations and product development as well as spending on corporate facilities related to campus consolidation in the Americas. In Q4 2011, we issued $250 in unsecured unsubordinated senior notes, which generated net proceeds of $247 which were subsequently invested in short-term investments. In Q2 2012, we liquidated these investments to repay $250 in senior notes. See Note 12 to the consolidated financial statements for additional information.
Cash provided by (used in) financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Borrowings (repayments) of short-term and long-term debt, net	$(2.3)	$(256.0)	$243.1
Dividends paid	(45.8)	(31.7)	(21.6)
Common stock repurchases	(19.9)	(47.7)	(10.8)
Other	3.8	1.1	0.4
Net cash provided by (used in) financing activities	$(64.2)	$(334.3)	$211.1
In Q2 2012, we repaid $250.0 of senior notes at face value with the proceeds from the issuance of senior notes in Q4 2011.
We paid dividends of $0.09, $0.06 and $0.04 per common share during each quarter in 2013, 2012 and 2011, respectively. On March 27, 2013, our Board of Directors declared a dividend of $0.10 per common share to be paid in Q1 2014.
During 2013, 2012 and 2011, we made common stock repurchases of $19.9, $47.7, and $10.8, respectively, all of which related to our Class A Common Stock. As of February 22, 2013, we had $136.2 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $3.0, $0.1 and $0.7 in 2013, 2012 and 2011, respectively.
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

Contractual Obligations
Our contractual obligations as of February 22, 2013 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$289.0	$2.6	$4.8	$31.4	$250.2
Estimated interest on debt obligations	132.1	17.3	34.6	32.4	47.8
Operating leases	141.6	42.7	58.2	26.3	14.4
Committed capital expenditures	22.2	22.2	—	—	—
Purchase obligations	52.8	34.8	14.1	3.9	—
Other liabilities	1.9	1.9	—	—	—
Employee benefit and compensation obligations	264.7	91.6	51.9	34.1	87.1
Total	$904.3	$213.1	$163.6	$128.1	$399.5
Total consolidated debt as of February 22, 2013 was $289.0. Of our total debt, $249.9 is in the form of term notes due in 2021 and $38.4 is related to financing secured by our corporate aircraft.
We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2024. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
Committed capital expenditures represent obligations we have related to property, plant and equipment purchases.
We define purchase obligations as non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.
Other liabilities represent obligations for foreign exchange forward contracts.
Employee benefit obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution, severance arrangements and variable compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of the Compensation Committee of our Board of Directors. We limited our disclosure of contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 13 to the consolidated financial statements for additional information.
The contractual obligations table above is current as of February 22, 2013. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We expect our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations to be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 22, 2013 were:

Liquidity Facilities	February 22, 2013
Global committed bank facility	$125.0
Various uncommitted lines	49.2
Total credit lines available	174.2
Less: borrowings outstanding	—
Available capacity	$174.2
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in Q1 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which established a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 22, 2013, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings on uncommitted facilities as of February 22, 2013. In addition, we have a revolving letter of credit agreement for $12.9 of which $12.1 was utilized primarily related to our self-insured workers’ compensation programs as of February 22, 2013. There were no draws on our standby letters of credit during 2013.
Total consolidated debt as of February 22, 2013 was $289.0. Our debt primarily consists of $249.9 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 22, 2013 of $38.4. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in Q2 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
We expect capital expenditures to total approximately $80 in 2014 compared to $74 in 2013. This amount includes the completion of our campus consolidation in North America, global product development projects and manufacturing investments in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 27, 2013, we announced a quarterly dividend on our common stock of $0.10 per share, or $12.5, to be paid in Q1 2014. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting estimates that typically involve a higher degree of judgment and complexity are listed and explained below. These estimates were discussed with the Audit Committee of our Board of Directors and affect all of our segments.
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluated goodwill and intangible assets using five reporting units where goodwill is recorded: Americas, EMEA and Asia Pacific, Designtex and PolyVision within the Other category.

Annually in Q4, or earlier if conditions indicate it is necessary, we also perform an impairment analysis of our intangible assets not subject to amortization using an income approach based on the cash flows attributable to the related products. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its estimated fair value. In testing for impairment, we first determine if the asset is recoverable and then compare the discounted cash flows over the asset’s remaining life to the carrying value.
During Q4 2013, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow valuation (“DCF”) method and reconciled the sum of the fair values of our reporting units to our total market capitalization plus a control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.
As part of the reconciliation to our adjusted market capitalization, we made adjustments to the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 13.2% to 16.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.
Our annual goodwill impairment analysis resulted in impairment charges of $59.9 for goodwill related to EMEA and Designtex within the Other category as discussed in Note 10 to the Consolidated Financial Statements. There were no other impairments for our remaining reporting units.
As of February 22, 2013, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheets as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$90.4	$10.1
EMEA	—	2.5
Other category	31.0	6.6
Total	$121.4	$19.2
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$931.0
Other category	75.0
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$787.0
Other category	58.0
After recording impairment charges for the EMEA and Designtex reporting units discussed above, no reporting units would have had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
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
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $1.9.
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
In 2013, we implemented tax planning strategies resulting in excess foreign tax credits of $57.6.  More specifically, we converted a wholly owned French holding company from a disregarded entity to a controlled foreign corporation for U.S. tax purposes, and the conversion caused outstanding intercompany debt to be treated as a deemed dividend taxable in the U.S.  Foreign taxes paid on the income that generated the deemed dividend exceeded the U.S. tax cost creating excess foreign tax credits of $56.7. Other cash dividends received from our Canadian subsidiary resulted in excess foreign tax credits of $0.9.  The U.S. foreign tax credit carryforward period is 10 years.  In addition, utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year.   Considering these limitations, we expect to utilize $21.0 of these excess foreign tax credits with the filing of our 2013 tax return.  We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining $36.6 excess foreign tax credits within the allowable carryforward period.
Future tax benefits of tax loss and credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. As of February 22, 2013, we recorded tax benefits from the operating loss carryforwards of $85.0, but we have also recorded valuation allowances totaling $66.5, which reduced our recorded tax benefit to $18.5. Additionally, we have recognized tax benefits from tax credit carryforwards of $60.2. It is considered more likely than not that a combined cash benefit of $78.7 will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established or adjusted.
As of February 22, 2013 we have recorded valuation allowances totaling $70.4 against deferred tax assets, including net operating losses of $66.5 and other deductible temporary tax differences of $3.9 which, when deducted, will increase net operating losses. In Q4 2013, we concluded that an additional valuation allowance of $44.2 should be recorded against the deferred tax assets of our French group. In reaching this conclusion, we considered the on-going economic downturn in EMEA, which led to lower than expected profits in the region, significant goodwill impairment charges recorded in Q4 2013 and French law changes enacted in Q4 2013 which further restricted the utilization of tax benefits from operating loss carryforwards. Also in Q4 2013, we concluded that a reduction of $4.9 should be recorded to the valuation allowances against the deferred tax assets of our trading company in the United Kingdom ("U.K."). In reaching this conclusion, we considered the fact that even during the EMEA downturn, this trading company's sales and profitability have been on a sustained upward trend leading to a cumulative three year profit in Q4 2013. We increased valuation allowances in Morocco and various U.S. state and local jurisdictions by $0.4 and $0.3, respectively, as a result of changes in projected income during the carryover period. The $18.5 of deferred tax assets related to net operating losses for which there is no valuation allowance recorded as of February 22, 2013 is anticipated to be realized through future operating profits.

Our judgment related to the realization of deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2013 of approximately $8.
During 2013, we identified errors in our accounting for deferred income taxes which relate to periods prior to 2010. We believe the errors are not material to any prior period financial statements. The correction of the errors had the effect of reducing long-term deferred income tax assets and retained earnings by $22.1 as of February 24, 2012 and February 25, 2011.
See Note 15 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 22, 2013 and February 24, 2012, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 22, 2013	February 24, 2012	February 22, 2013	February 24, 2012
Benefit plan obligations	$101.7	$95.0	$77.3	$90.9
Fair value of plan assets	50.2	49.1	—	—
Funded status	$(51.5)	$(45.9)	$(77.3)	$(90.9)
The post-retirement medical and life insurance plans are unfunded. As of February 22, 2013, approximately 65% of our unfunded defined benefit pension obligations related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. Our investments in whole life COLI policies with a net cash surrender value of $109.6 as of February 22, 2013 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The asset values of the whole life COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
We recognize the cost of benefits provided during retirement over the employees’ active working lives. Inherent in this approach is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and benefit obligations include, among others, the discount rate and health cost trend rates. These and other assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, benefit payments, expenses paid from the fund, rates of termination, medical inflation, technology and quality care changes, regulatory requirements, plan changes and governmental coverage changes.
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (Ryan ALM 45/95 curve). The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each fiscal year.
Based on consolidated benefit obligations as of February 22, 2013, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2013 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $14. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 22, 2013, our initial rate of 7.51% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable after 2012 due to our change to a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 22, 2013, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2013 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of February 22, 2013 and February 24, 2012, we had consolidated unamortized prior service credits and net experience gains of $23.4 recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
See Note 13 to the consolidated financial statements for additional information.
Forward-Looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; our restructuring activities; changes in raw materials and commodity costs; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the SEC. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2013, 2012 and 2011, we transacted business in 16 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar and the pound sterling. Revenue from foreign locations represented approximately 34% of our consolidated revenue in 2013, 36% in 2012 and 38% in 2011. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $2 in 2013, driven in large part by the impacts to the euro-denominated goodwill impairment charge and France tax valuation allowance adjustment in EMEA. We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have decreased operating income by approximately $2 in 2012 and 2011. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 22, 2013 and February 24, 2012, the cumulative net currency translation adjustments reduced shareholders’ equity by $23.6 and $17.8, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2013, net transactions gains were $1.2, and for 2012 and 2011, net transaction losses were $0.3 and $1.2, respectively.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and corporate debt securities. Additionally, we held auction rate securities with a par value of $11.7 and Canadian par asset-backed commercial paper restructuring notes with a par value of $4.4 as of February 22, 2013. These investments are classified as long-term since no liquid markets currently exist for these securities. The risk on our short-term and long-term borrowings is primarily related to a loan with a balance of $38.4 and $40.8 as of February 22, 2013 and February 24, 2012, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 3.35%.
We estimate a 1% increase in interest rates would have increased our results of operations by approximately $1 in 2013 and 2012 and would not have had a material impact in 2011, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 22, 2013, approximately 40% of our fixed-income investments mature within one year, approximately 27% in two years, approximately 16% in three years and approximately 17% in four or more years.
See Note 6 and Note 12 to the consolidated financial statements for additional information.
Commodity Price Risk
We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of steel, aluminum, other metals, wood, particleboard, petroleum-based products and other commodities, such as fuel and energy, has fluctuated significantly in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements with our customers, and it is difficult to find effective financial instruments to hedge against such changes.

As a result of changes in commodity costs, cost of sales increased approximately $2, $38 and $10 during 2013, 2012 and 2011, respectively. The increase in commodity costs during 2013 was driven primarily by higher steel and fuel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $24, $22 and $9 in 2013, 2012 and 2011, respectively. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. COLI income related to our investments in variable life COLI policies is recorded in Investment income on the Consolidated Statements of Income. During 2013 and Q4 2012, substantially all of our investments in variable life COLI policies were in fixed income securities. Prior to Q4 2012, this allocation had been set at 80% fixed income and 20% equity. See Note 9 to the consolidated financial statements for additional information.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would not have been material in 2013 and would have reduced our net income by approximately $2 in 2012 and 2011. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 22, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 22, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 22, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended February 22, 2013 of the Company and our report dated April 19, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 22, 2013 and February 24, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 22, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 22, 2013 and February 24, 2012 and the results of their operations and their cash flows for each of the three years in the period ended February 22, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 22, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 19, 2013

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Revenue	$2,868.7	$2,749.5	$2,437.1
Cost of sales	1,987.8	1,913.6	1,693.8
Restructuring costs	14.9	26.2	25.8
Gross profit	866.0	809.7	717.5
Operating expenses	727.0	708.3	661.2
Goodwill impairment charges	59.9	—	—
Restructuring costs	19.8	4.3	4.8
Operating income	59.3	97.1	51.5
Interest expense	(17.8)	(25.6)	(19.3)
Investment income	3.7	5.2	14.0
Other income, net	9.7	5.3	5.2
Income before income tax expense	54.9	82.0	51.4
Income tax expense	16.1	25.3	31.0
Net income	$38.8	$56.7	$20.4
Earnings per share:
Basic	$0.30	$0.43	$0.15
Diluted	$0.30	$0.43	$0.15
Dividends declared and paid per common share	$0.36	$0.24	$0.16

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Net income	$38.8	$56.7	$20.4

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	2.5	(0.7)	3.2
Minimum pension liability	—	0.5	15.9
Derivative adjustments	—	(0.2)	(0.6)
Foreign currency translation adjustments	(5.8)	0.8	5.6
Total other comprehensive income (loss), gross	$(3.3)	$0.4	$24.1

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	(0.9)	0.3	(1.2)
Minimum pension liability	(0.8)	(0.6)	(4.6)
Derivative adjustments	—	0.1	0.2
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	$(1.7)	$(0.2)	$(5.6)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	1.6	(0.4)	2.0
Minimum pension liability	(0.8)	(0.1)	11.3
Derivative adjustments	—	(0.1)	(0.4)
Foreign currency translation adjustments	(5.8)	0.8	5.6
Total other comprehensive income (loss), net	$(5.0)	$0.2	$18.5

Comprehensive income	$33.8	$56.9	$38.9

Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	$0.6	$(1.0)	$(0.6)
Minimum pension liability	18.9	19.7	19.8
Derivative adjustments	(0.1)	(0.1)	—
Foreign currency translation adjustments	(23.6)	(17.8)	(18.6)
Total accumulated other comprehensive income (loss)	$(4.2)	$0.8	$0.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 22, 2013	February 24, 2012
ASSETS
Current assets:
Cash and cash equivalents	$150.4	$112.1
Short-term investments	100.5	79.1
Accounts receivable, net of allowances of $14.5 and $19.6	287.3	271.4
Inventories	137.5	139.5
Deferred income taxes	56.2	42.4
Prepaid expenses	17.9	17.5
Other current assets	28.8	40.1
Total current assets	778.6	702.1
Property, plant and equipment, net of accumulated depreciation of $1,221.4 and $1,215.3	353.2	346.9
Company-owned life insurance	225.8	227.6
Deferred income taxes	101.7	110.4
Goodwill	121.4	176.6
Other intangible assets, net of accumulated amortization of $46.6 and $60.2	19.2	18.8
Investments in unconsolidated affiliates	53.3	47.7
Other assets	36.4	48.8
Total assets	$1,689.6	$1,678.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198.6	$191.3
Short-term borrowings and current portion of long-term debt	2.6	2.6
Accrued expenses
Employee compensation	129.4	123.0
Employee benefit plan obligations	23.8	22.6
Customer deposits	13.5	15.0
Product warranties	14.1	14.0
Other	102.8	93.4
Total current liabilities	484.8	461.9
Long-term liabilities:
Long-term debt less current maturities	286.4	288.9
Employee benefit plan obligations	158.0	161.1
Other long-term liabilities	92.4	80.5
Total long-term liabilities	536.8	530.5
Total liabilities	1,021.6	992.4
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 86,010,584 and 85,260,736 issued and outstanding	—	1.1
Class B common stock-no par value; 475,000,000 shares authorized, 39,154,003 and 41,228,593 issued and outstanding	—	—
Additional paid-in capital	27.2	32.6
Accumulated other comprehensive income (loss)	(4.2)	0.8
Retained earnings	645.0	652.0
Total shareholders’ equity	668.0	686.5
Total liabilities and shareholders’ equity	$1,689.6	$1,678.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 26, 2010	132,963,211	$57.0	$—	$8.2	$(17.9)	$628.2	$675.5
Common stock issuance	41,720	0.3					0.3
Common stock repurchases	(1,001,590)	(10.8)					(10.8)
Tax effect of exercise of stock awards				0.4			0.4
Stock compensation related to IDEO ownership transition				6.5			6.5
Restricted stock expense		0.1					0.1
Restricted stock units converted to common stock	231,227	1.9		(1.9)			—
Performance share, performance units and restricted stock units expense				7.0			7.0
Other comprehensive income					18.5		18.5
Dividends paid ($0.16 per share)						(21.6)	(21.6)
Net income						20.4	20.4
February 25, 2011	132,234,568	$48.5	$—	$20.2	$0.6	$627.0	$696.3
Common stock issuance	38,888	0.3					0.3
Common stock repurchases	(5,802,293)	(47.7)					(47.7)
Tax effect of exercise of stock awards				1.1			1.1
Restricted stock units issued as common stock	18,166
Performance units and restricted stock units expense				11.3			11.3
Other comprehensive income					0.2		0.2
Dividends paid ($0.24 per share)						(31.7)	(31.7)
Net income						56.7	56.7
February 24, 2012	126,489,329	$1.1	$—	$32.6	$0.8	$652.0	$686.5
Common stock issuance	43,238			0.3			0.3
Common stock repurchases	(2,346,590)	(1.1)		(18.8)			(19.9)
Tax effect of exercise of stock awards				3.8			3.8
Performance units issued as common stock	763,425
Restricted stock units issued as common stock	215,185
Performance units and restricted stock units expense				9.3			9.3
Other comprehensive income (loss)					(5.0)		(5.0)
Dividends paid ($0.36 per share)						(45.8)	(45.8)
Net income						38.8	38.8
February 22, 2013	125,164,587	$—	$—	$27.2	$(4.2)	$645.0	$668.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
OPERATING ACTIVITIES
Net income	$38.8	$56.7	$20.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.3	56.4	64.4
Changes in cash surrender value of COLI	1.8	(4.5)	(13.5)
Goodwill impairment charges	59.9	—	—
Loss (gain) on disposal of fixed assets	1.6	4.6	(5.7)
Gain from IDEO ownership transition	—	—	(13.2)
Deferred income taxes	(3.0)	13.6	11.3
Pension and post-retirement plans cost (benefit)	1.0	(0.9)	4.0
Restructuring costs	34.7	30.5	30.6
Non-cash stock compensation	9.6	11.6	7.4
Other	(4.8)	0.4	(6.5)
Changes in operating assets and liabilities, net of acquisitions, divestitures and deconsolidations:
Accounts receivable	(12.8)	8.0	(65.2)
Inventories	2.1	(17.1)	(28.5)
Other assets	2.4	7.3	10.9
Accounts payable	3.4	(2.0)	34.2
Employee compensation liabilities	5.8	(32.5)	3.4
Employee benefit obligations	(2.9)	(0.4)	(23.0)
Accrued expenses and other liabilities	(8.6)	(30.0)	41.7
Net cash provided by operating activities	187.3	101.7	72.7
INVESTING ACTIVITIES
Capital expenditures	(74.0)	(64.9)	(46.0)
Proceeds from disposal of fixed assets	15.5	11.7	44.9
Purchases of investments	(78.6)	(195.8)	(335.4)
Liquidations of investments	62.6	466.1	59.0
Proceeds from IDEO ownership transition	—	—	29.8
Acquisitions, net of cash acquired	(6.2)	(20.9)	—
Other	(4.8)	7.0	(6.6)
Net cash provided by (used in) investing activities	(85.5)	203.2	(254.3)
FINANCING ACTIVITIES
Dividends paid	(45.8)	(31.7)	(21.6)
Common stock repurchases	(19.9)	(47.7)	(10.8)
Excess tax benefit from vesting of stock awards	3.8	1.1	0.4
Borrowings of long-term debt, net of issuance costs	0.3	0.2	247.4
Repayments of long-term debt	(2.6)	(255.5)	(2.8)
Borrowings of lines of credit	1.5	—	0.2
Repayments of lines of credit	(1.5)	(0.7)	(1.7)
Net cash provided by (used in) financing activities	(64.2)	(334.3)	211.1
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.7)	1.6
Net increase (decrease) in cash and cash equivalents	38.3	(30.1)	31.1
Cash and cash equivalents, beginning of period	112.1	142.2	111.1
Cash and cash equivalents, end of period	$150.4	$112.1	$142.2
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$9.4	$10.7	$(2.3)
Interest paid, net of amounts capitalized	$17.4	$26.2	$17.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 10,400 employees. We operate manufacturing and distribution center facilities in 21 principal locations. We distribute products through various channels, including independent and company-owned dealers, in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method and cost method investments are reported in Other income, net on the Consolidated Statements of Income. See Note 11 for additional information.
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

Foreign Currency
For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the period.
Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany working capital loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net.
Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sheets. Our restricted cash balance was $3.5 as of February 22, 2013 and February 24, 2012 and consisted primarily of funds held in escrow for potential future workers’ compensation claims.
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
When assets are classified as “held for sale,” losses are recorded for the difference between the carrying amount of the property, plant and equipment and the estimated fair value less estimated selling costs. Assets are considered “held for sale” when it is expected that the asset is going to be sold within twelve months. See Note 8 for additional information.
Operating Leases
Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluate goodwill and intangible assets using five reporting units where goodwill is recorded: the Americas, EMEA, Asia Pacific, Designtex and PolyVision. See Note 10 for additional information.

Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks, customer relationships and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment in a manner consistent with goodwill. See Note 10 for additional information.
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
Our total reserve for estimated domestic workers’ compensation claim costs incurred as of February 22, 2013 and February 24, 2012 was $15.9 and $16.3, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of February 22, 2013 and February 24, 2012 was $4.8 and $4.7, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated domestic workers’ compensation claim costs by $3.7. The change in estimate was mainly due to the continuation of favorable trends in past experience.
Our reserve for estimated product liability claim costs incurred as of February 22, 2013 and February 24, 2012 was $5.3 and $5.0, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets. During Q2 2011, we recognized a change in estimate, decreasing the reserve for estimated product liability claim costs by $3.0. The change in estimate was due to the continuation of favorable trends in past experience.
The estimate for employee medical, dental, and short-term disability claims incurred as of February 22, 2013 and February 24, 2012 was $3.0 and $4.2, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Balance as of beginning of period	$29.9	$31.3	$22.1
Accruals related to product warranties, recalls and retrofits	10.7	11.1	17.5
Adjustments related to changes in estimates	(0.3)	1.9	6.0
Reductions for settlements	(9.4)	(14.4)	(14.3)
Currency translation adjustments	0.2	—	—
Balance as of end of period	$31.1	$29.9	$31.3
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
Our reserve for estimated settlements expected to be paid beyond one year as of February 22, 2013 and February 24, 2012 was $17.0 and $15.9, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service cost, experience gains/losses or transition obligation is reported as a component of Accumulated Other Comprehensive Income (Loss), net of tax, in shareholders’ equity. See Note 13 for additional information.
Environmental Matters
Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on an undiscounted basis unless site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $5.6 and $1.4 as of February 22, 2013 and February 24, 2012, respectively. These liabilities were discounted using a rate of 3.2% as of February 22, 2013. The increase in the liability balance as of February 22, 2013 is primarily due to a change in estimate regarding the length of time for which remediation activities will take place at a previously owned manufacturing location. Our undiscounted liabilities were $7.2 and $3.2 as of February 22, 2013 and February 24, 2012, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.

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
Operating Expenses
Operating expenses include selling, general and administrative expenses not directly related to the manufacturing of our products. Included in these expenses are items such as compensation expense, depreciation, facilities expense, research and development expense, rental expense, royalty expense, information technology services, legal and other professional services and travel and entertainment expense.
Research and Development Expenses
Research and development expenses, which are expensed as incurred, were $36.0 for 2013, $35.8 for 2012 and $32.0 for 2011. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation
Our stock-based compensation consists of restricted stock units and performance units. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.
Restricted stock units and performance units are credited to equity as they are expensed over the requisite service periods based on the grant-date fair value of the shares expected to be issued. See Note 16 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $289.0 and $291.5 as of February 22, 2013 and February 24, 2012, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $321 and $305 as of February 22, 2013 and February 24, 2012, respectively. The estimation of the fair value of our total debt represents a Level 2 measurement.
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
Assets and liabilities related to derivative instruments as of February 22, 2013 and February 24, 2012 are summarized below:

Consolidated Balance Sheets	February 22, 2013	February 24, 2012
Other current assets	$1.3	$0.9
Accrued expenses	(1.9)	(2.1)
Total net fair value of derivative instruments (1)	$(0.6)	$(1.2)
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $115.0 as of February 22, 2013 and $115.2 as of February 24, 2012.
Net gains (losses) recognized from derivative instrument activity in 2013, 2012 and 2011 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Cost of sales	$0.2	$0.3	$(0.8)
Operating expenses	0.1	0.1	0.1
Other income, net	(0.5)	4.8	(1.8)
Total net gains (losses)	$(0.2)	$5.2	$(2.5)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. This presentation may be either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For other significant amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. These provisions are effective for the Company beginning in Q1 2014, applied prospectively. This update impacts disclosures only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB amended Accounting Standards Codification ("ASC") 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for the Company beginning in Q1 2014; however, early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.
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

4.	CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS
During 2013, we identified errors in our accounting for deferred income taxes which relate to periods prior to 2010. We believe the errors are not material to any prior period financial statements. The correction of the errors had the effect of reducing long-term deferred income tax assets and retained earnings by $22.1. The Consolidated Balance Sheet as of February 24, 2012, the Consolidated Statements of Changes in Shareholders Equity as of February 24, 2012 and February 25, 2011, and the relevant income tax and segment asset disclosures presented in this Form 10-K have been restated to reflect this correction. These errors were associated with periods prior to 2010, and therefore did not impact the Consolidated Statements of Income or the Consolidated Statements of Cash Flows for 2012 and 2011.

5.	EARNINGS PER SHARE
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Earnings per Share	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Net income	$38.8	$56.7	$20.4
Adjustment for earnings attributable to participating securities	(0.6)	(1.0)	(0.3)
Net income used in calculating earnings per share	$38.2	$55.7	$20.1
Weighted-average common shares outstanding including participating securities (in millions)	127.4	131.9	132.9
Adjustment for participating securities (in millions)	(1.8)	(2.3)	(2.0)
Shares used in calculating basic earnings per share (in millions)	125.6	129.6	130.9
Effect of dilutive stock-based compensation (in millions)	1.7	—	—
Shares used in calculating diluted earnings per share (in millions)	127.3	129.6	130.9
Earnings per share:
Basic	$0.30	$0.43	$0.15
Diluted	$0.30	$0.43	$0.15
Total common shares outstanding at period end (in millions)	125.2	126.5	132.2
Anti-dilutive options and performance units excluded from computation of diluted earnings per share (in millions)	—	3.5	3.3

6.	FAIR VALUE
Fair value measurements are classified under the following hierarchy:
Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
Level 2 — Inputs based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
Level 3 — Inputs reflect management’s best estimate of what market participants would use to price the asset or liability at the measurement date in model-driven valuations. The inputs are unobservable in the market and significant to the instrument’s valuation.
Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be other significant inputs that are readily observable.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 22, 2013 and February 24, 2012 are summarized below:

Fair Value of Financial Instruments	February 22, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.4	$—	$—	$150.4
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.3	—	30.3
U.S. agency debt securities	—	44.1	—	44.1
U.S. government debt securities	4.4	—	—	4.4
Asset backed securities	—	5.5	—	5.5
Municipal debt securities	—	14.1	—	14.1
Other investments	—	2.1	—	2.1
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	9.8	9.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.5	3.5
	$158.3	$97.4	$13.3	$269.0
Liabilities:
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

Fair Value of Financial Instruments	February 24, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$112.1	$—	$—	$112.1
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
Corporate debt securities	—	47.8	—	47.8
U.S. agency debt securities	—	27.7	—	27.7
U.S. government debt securities	1.5	—	—	1.5
Asset backed securities	—	0.9	—	0.9
Municipal debt securities	—	0.9	—	0.9
Other investments	—	0.3	—	0.3
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	12.9	12.9
Canadian asset-backed commercial paper restructuring notes	—	—	4.1	4.1
	$117.1	$78.5	$17.0	$212.6
Liabilities:
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)
	$—	$(2.1)	$—	$(2.1)

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
The cost basis for these investments, determined using the specific identification method, was $99.9 and $79.1 as of February 22, 2013 and February 24, 2012, respectively. Gross unrealized gains were $0.2 for 2013 and gross unrealized losses were $0.4 for 2012. As of February 22, 2013, approximately 40% of the debt securities mature within one year, approximately 27% in two years, approximately 16% in three years and approximately 17% in four or more years.
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
Auction Rate Securities
As of February 22, 2013, we held auction rate securities (“ARS”) totaling $11.7 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined short-term intervals. The auctions failed in 2008 and are not being conducted at this time. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We will not be able to liquidate the related principal amounts until a buyer is found outside of the auction process, the issuer calls the security or the security matures according to contractual terms. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to easily liquidate these investments will have no impact on our ability to fund our ongoing operations.
During Q4 2013, one issuance held in our portfolio was redeemed at par for $5.0 in proceeds. During Q4 2011, three of the issuances held in our portfolio were redeemed at par aggregating $9.8 in proceeds. While there has been no payment default with respect to our remaining ARS, these investments are not widely traded and therefore do not currently have a readily-determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate paid as a result of the failed auctions. Our discounted cash flow analysis estimates future cash flows from our ARS over their anticipated workout period at discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $11.7 have been adjusted to an estimated fair value of $9.8 as of February 22, 2013.
We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Since the inception of our ARS investments, we have recorded other-than-temporary impairment losses and unrealized gains of $2.5 and $0.6, respectively. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which estimated fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The investments other-than-temporarily impaired as of February 22, 2013 were impaired due to general credit declines, and the impairments were recorded in Investment Income in the Consolidated Statements of Income. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized gains are due to changes in interest rates and are

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to fluctuate over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase in the recovery period by one year would reduce the estimated fair value of our investment in ARS by approximately $0.1. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.5.
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
Canadian Asset-Backed Commercial Paper Restructuring Notes
As of February 22, 2013, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $4.4. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9. During Q4 2013, one note held in our portfolio matured and was redeemed at par for $0.5 in proceeds.
The restructuring notes were issued under the court-approved restructuring entity, Master Asset Vehicle II, in 2009. We hold a class A-1 note, a class A-2 note, a class B note and a class C note. The class A-1 note is rated “A” by Dominion Bond Rating Service and equals 75% of the par value of the notes; the class A-2 note is rated “BBB” by Dominion Bond Rating Service and equals 19% of the par value. The class B and class C notes carry no rating, are subordinated to the class A notes and approximate 6% of the par value of the notes. There is not an active trading market for any of these notes, and they pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points. Due to historically low short-term interest rates, the amount of interest received during 2013, 2012 and 2011 was immaterial.
Our valuation of these notes is based on data from the administrator of the restructuring committee and reflects the payment priority among the various classes of notes.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 22, 2013 and February 24, 2012:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper
Balance as of February 25, 2011	$13.8	$4.2
Unrealized loss on investments	(0.6)	—
Other-than-temporary impairments	(0.3)	—
Currency translation adjustment	—	(0.1)
Balance as of February 24, 2012	$12.9	$4.1
Unrealized gain on investments	1.9	—
Sale of investments	(5.0)	—
Maturities of investments	—	(0.5)
Other-than-temporary impairments	—	—
Currency translation adjustment	—	(0.1)
Balance as of February 22, 2013	$9.8	$3.5
There were no transfers in or transfers out of Level 3 during either 2013 or 2012.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INVENTORIES

Inventories	February 22, 2013	February 24, 2012
Raw materials	$58.7	$59.1
Work in process	13.2	18.2
Finished goods	87.0	84.0
	158.9	161.3
Less: LIFO reserve	21.4	21.8
	$137.5	$139.5
The portion of inventories determined by the LIFO method aggregated to $70.2 and $58.8 as of February 22, 2013 and February 24, 2012, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 22, 2013	February 24, 2012
Land		$38.6	$39.0
Buildings and improvements	10 – 40	526.3	493.3
Machinery and equipment	3 – 15	715.4	746.2
Furniture and fixtures	5 – 8	68.0	69.7
Leasehold improvements	3 – 10	53.0	56.5
Capitalized software	3 – 10	139.0	140.4
Construction in progress		34.3	17.1
		1,574.6	1,562.2
Accumulated depreciation		(1,221.4)	(1,215.3)
		$353.2	$346.9
A majority of the net book value of property, plant and equipment as of February 22, 2013 relates to machinery and equipment of $126.6 and building and improvements of $118.1. A majority of the net book value of property, plant and equipment as of February 24, 2012 relates to machinery and equipment of $145.5 and building and improvements of $107.7. Depreciation expense on property, plant and equipment was $53.6 for 2013, $52.7 for 2012 and $61.2 for 2011. The estimated cost to complete construction in progress was $22.2 and $12.7 as of February 22, 2013 and February 24, 2012, respectively. There were no interest costs capitalized in construction in progress in 2013, and there were $0.8 and $0.4 capitalized in 2012 and 2011, respectively.
In Q4 2013, we recognized a $12.4 impairment charge in conjunction with the previously announced closure of our Corporate Development Center. The decline in market value of the facility and the recent completion of employee relocations out of the facility led to the charge in Q4 2013. This charge was included in Restructuring costs in the Consolidated Statements of Income. See Note 20 for further details.
Included in Other current assets on the Consolidated Balance Sheets as of February 24, 2012 is $14.8 of machinery and equipment that is classified as assets “held for sale.” We sold the property in 2013. We recognized impairment charges on assets held for sale of $2.8 and $4.0, in 2012 and 2011 respectively, in order to reflect their carrying value based on estimated fair value less costs to sell (a Level 2 fair value analysis).

9.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
Our investments in whole life COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 22, 2013 aggregated approximately $151, with a related deferred tax asset of approximately $55. See Note 13 for additional information. We believe the investments in whole life COLI policies represent a stable funding source for these long-term benefit obligations. Consequently, we allocate net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in whole life COLI policies between Cost of sales and Operating expenses on the Consolidated Statements of Income. This is consistent with the allocation of the costs associated with the long-term employee benefit obligations that the investments in whole life policies are intended to fund. This designation does not result in our investments in whole life COLI policies representing a committed funding source for employee benefit obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.
Our variable life COLI policies are primarily considered a source of corporate liquidity. COLI income related to our investments in variable life COLI policies has been recorded in Investment income on the Consolidated Statements of Income. During 2013 and Q4 2012, the allocation of our investments in variable life COLI policies included substantially all fixed income securities. Prior to Q4 2012, this allocation had been set at 80% fixed income and 20% equity.

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 22, 2013	Net Cash Surrender Value
				February 22, 2013	February 24, 2012
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$109.6	$114.5
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	100% fixed income	116.2	113.1
				$225.8	$227.6
Following is a summary of the allocation of COLI income for 2013, 2012 and 2011:

COLI Income	Whole Life Policies	Variable Life Policies	Total
2013
Cost of sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6
Operating income	5.8	—	5.8
Investment income	—	3.0	3.0
Income before income tax expense	$5.8	$3.0	$8.8
2012
Cost of sales	$1.0	$—	$1.0
Operating expenses	4.1	—	4.1
Operating income	5.1	—	5.1
Investment income	—	3.2	3.2
Income before income tax expense	$5.1	$3.2	$8.3
2011
Cost of sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6
Operating income	5.8	—	5.8
Investment income	—	10.6	10.6
Income before income tax expense	$5.8	$10.6	$16.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 22, 2013 and February 24, 2012, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$80.5	$267.0	$119.8	$467.3
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)
Balance as of February 25, 2011	$78.8	$37.1	$58.9	$174.8
Transfers (1)	10.0	(6.0)	(4.0)	—
Acquisitions (2)	2.0	0.3	1.1	3.4
Dispositions (3)	—	—	(0.2)	(0.2)
Currency translation adjustments	(0.1)	(1.4)	0.1	(1.4)
Goodwill	92.4	259.9	116.8	469.1
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)
Balance as of February 24, 2012	$90.7	$30.0	$55.9	$176.6
Acquisitions (4)	—	4.4	—	4.4
Impairments (5)	—	(35.1)	(24.8)	(59.9)
Currency translation adjustments	(0.3)	0.7	(0.1)	0.3
Goodwill	92.1	265.0	116.7	473.8
Accumulated impairment losses	(1.7)	(265.0)	(85.7)	(352.4)
Balance as of February 22, 2013	$90.4	$—	$31.0	$121.4
________________________

(1)
In 2012, the transfer of a portion of Designtex’s business to the Americas segment resulted in a goodwill reclassification between the Other category and the Americas segment. As a result of the 2012 change in reportable segments, goodwill was reclassified from EMEA to the Americas segment based on a relative fair value analysis. See Note 18 for additional information.

(2)
In 2012, we acquired substantially all the assets of bkm Total Office resulting in an addition to goodwill in the Americas segment. See Note 19 for additional information. In addition, we made various immaterial acquisitions resulting in additions to the EMEA segment and Other category.

(3)	In 2012, we sold a portion of PolyVision’s business. See Note 19 for additional information.

(4)	In 2013, we made various immaterial acquisitions resulting in additions to goodwill in the EMEA segment.

(5)	In 2013, we recorded goodwill impairment charges in both our EMEA and Designtex reporting units. See further details below.
Our goodwill impairment evaluation is a two step process. In step one, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we perform step two to measure the amount of impairment loss, if any. In step two, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
We estimated the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The estimation of the fair value of our reporting units represents a Level 3 measurement.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We initiated our annual goodwill impairment analysis in Q4 2013 and concluded that fair value of our EMEA reporting unit (in the EMEA segment) and the Designtex reporting unit (in the Other category) were below their respective carrying values. The decline in the estimated fair value of the EMEA reporting unit was driven in part by the operating loss we recorded in 2013. In addition, the near-term outlook for Western Europe remains heavily challenged by macroeconomic headwinds. Therefore, in Q4 2013, we determined that these factors were likely to negatively impact the level of near-term profitability we would expect to achieve with our current business model. The projections used in our impairment model reflected our assumptions regarding revenue growth rates, economic and market trends, cost structure and other expectations about the anticipated short-term and long-term operating results of the EMEA reporting unit. Based on the step one and step two analyses, we recorded a $35.1 goodwill impairment charge in 2013, and there is no remaining net goodwill in the EMEA reporting unit as of February 22, 2013. Additionally, we tested the recoverability of the EMEA long-lived assets (other than goodwill) and concluded that these assets were not impaired.
The decline in the estimated fair value of the Designtex reporting unit was largely driven by lower than expected operating performance in 2013 and the significant future investment required to strengthen our product offering, marketing and overall brand image. The projections used in our impairment model reflected our assumptions regarding revenue growth rates, market trends, business mix, cost structure and other expectations about the anticipated short-term and long-term operating results of the Designtex reporting unit. The decline in the fair value of the Designtex reporting unit, as well as the allocation of fair value to unrecognized intangible assets in step two of the goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of the goodwill for the Designtex reporting unit. As a result, we recorded a goodwill impairment charge of $24.8, which resulted in remaining net goodwill of $10.7 as of February 22, 2013.
Based on the results of the annual impairment test for all other reporting units, we concluded that no other goodwill impairment existed apart from the impairment charges discussed above. The excess of fair value over carrying value for each of our reporting units as of the annual testing date ranged from approximately 41% to approximately 148% of carrying value. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.
As of February 22, 2013 and February 24, 2012, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 22, 2013				February 24, 2012
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	9.7	$22.8	$19.7	$3.1	$23.5	$19.3	$4.2
Trademarks	8.9	13.3	13.3	—	29.7	29.3	0.4
Non-compete agreements	4.5	2.6	2.4	0.2	2.3	2.3	—
Other	5.7	14.5	11.2	3.3	10.9	9.3	1.6
		53.2	46.6	6.6	66.4	60.2	6.2
Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6
		$65.8	$46.6	$19.2	$79.0	$60.2	$18.8
In 2013, 2012 and 2011, no intangible asset impairment charges were recorded.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded amortization expense on intangible assets subject to amortization of $3.0 in 2013, $3.0 in 2012 and $3.2 for 2011. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2014	$2.4
2015	2.2
2016	1.3
2017	0.6
2018	0.1
$6.6
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

11.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Equity method investments were $47.5 and $41.9 as of February 22, 2013 and February 24, 2012, respectively. Cost method investments were $5.8 as of February 22, 2013 and February 24, 2012. Our investments in unconsolidated affiliates primarily consist of IDEO, dealer relationships and manufacturing joint ventures. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 22, 2013		February 24, 2012
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
IDEO	$16.1	20%	$14.5	20%
Dealer relationships:
Equity method investments	18.4	20%-40%	20.1	20%-40%
Cost method investments	5.8	Less than 10%	5.8	Less than 10%
Total dealer relationships	24.2		25.9
Manufacturing joint ventures:
Equity method investments	8.3	25%-49%	7.3	25%-49%
Other	4.7	8%-39%	—	9%
Total investments in unconsolidated affiliates	$53.3		$47.7
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
IDEO	$2.6	$2.5	$0.6
Dealer relationships	3.9	3.1	2.7
Manufacturing joint ventures	3.4	2.7	3.0
Other	(0.5)	—	—
Total equity in earnings of unconsolidated affiliates	$9.4	$8.3	$6.3
IDEO
IDEO, LLC is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. We began our collaborative relationship with IDEO in 1996 to generate

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

innovative solutions and customer experience insights, and we owned a controlling equity interest in IDEO from January 1996 to December 2010. In December 2010, certain members of the management of IDEO purchased a controlling equity interest in IDEO. We retained a 20% equity interest in IDEO, and we have continued our collaborative relationship after this ownership transition. As a result, we deconsolidated the operations of IDEO in Q4 2011 and began to record our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income, net on the Consolidated Statements of Income. See Note 19 for additional information.

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
The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 22, 2013	February 24, 2012
Total current assets	$143.5	$125.9
Total non-current assets	38.2	35.0
Total assets	$181.7	$160.9
Total current liabilities	$82.1	$69.3
Total long-term liabilities	19.9	27.9
Total liabilities	$102.0	$97.2

Statements of Income	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Revenue	$515.9	$472.9	$294.4
Gross profit	151.6	140.6	69.0
Income before income tax expense	34.4	33.1	24.0
Net income	31.6	30.2	20.6
Dividends received from our investments in unconsolidated affiliates were $5.3, $5.8 and $2.4 in 2013, 2012 and 2011, respectively. We had sales to our investments in unconsolidated affiliates of approximately $247.3, $219.3 and $182.8 in 2013, 2012 and 2011, respectively. Amounts due from our investments in unconsolidated affiliates were $24.4 and $15.9 as of February 22, 2013 and February 24, 2012, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 22, 2013	Fiscal Year Maturity Range	February 22, 2013	February 24, 2012
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.9	$249.9
Revolving credit facilities (2)(4)		2018	—	—
Notes payable (3)	LIBOR + 3.35%	2017	38.4	40.8
Capitalized lease obligations	6.0%-6.5%	2014-2016	0.4	0.5
			288.7	291.2
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	0.0%-6.5%		0.3	0.3
Total short-term borrowings and long-term debt			289.0	291.5
Short-term borrowings and current portion of long-term debt (5)			2.6	2.6
Long-term debt			$286.4	$288.9
________________________

(1)
During 2011, we issued $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were priced at 99.953% of par value. The bond discount of $0.1 and direct debt issue costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the discount, debt issuance costs and the deferred loss on interest rate locks related to the debt issuance. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the discount and debt issuance costs on the 2021 notes was $0.3 in both 2013 and 2012.

(2)
We have a $125 global committed bank facility which was entered into in Q1 2013. This facility amended and restated the former facility, which was scheduled to expire in Q4 2013. Please see below for further detail. As of February 22, 2013 and February 24, 2012, there were no borrowings outstanding under the applicable facility, our availability was not limited, and we were in compliance with all covenants under the applicable facility.

In addition, we have a $12.9 unsecured committed revolving bank facility which is utilized primarily for standby letters of credit in support of our self-insured workers’ compensation program. As of February 22, 2013 and February 24, 2012, we had $12.1 and $12.3, respectively, in outstanding standby letters of credit against this facility. We had no draws against our standby letters of credit during 2013 or 2012.

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

(4)
We have agreements with certain financial institutions which provide for borrowings on secured uncommitted short-term credit facilities of up to $3.5 of U.S. dollar obligations, secured uncommitted short-term credit facilities of up to $31.4 of foreign currency obligations and unsecured uncommitted short-term credit facilities of up to $7.4 of foreign currency obligations as of February 22, 2013. Interest rates are variable and determined by each agreement at the time of borrowing. These agreements expire within one year, but may

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be renewed annually, subject to certain conditions and may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 22, 2013 and February 24, 2012.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 3.8% as of February 22, 2013 and February 24, 2012.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2014	$2.6
2015	2.4
2016	2.4
2017	31.4
2018 and after	250.2
$289.0

Global Credit Facility

In Q1 2013, we entered into a $125 committed five-year unsecured revolving syndicated credit facility which amended and restated our previous unsecured syndicated credit facility. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one of the lenders.

We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings under the facility is based on the rate, as selected by us, between the following two options:

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

The facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. In general, as long as our leverage ratio is less than 2.50 to 1.0, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.0 and the maximum then permitted, our ability to pay more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 22, 2013, our leverage ratio was less than 2.50 to 1.0.

As of February 22, 2013 and February 24, 2012, we were in compliance with all covenants under the facility in place as of the respective dates.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations	February 22, 2013	February 24, 2012
Defined contribution retirement plans	$13.3	$9.8
Post-retirement medical benefits	77.3	90.9
Defined benefit pension plans	51.5	45.9
Deferred compensation plans and agreements	39.5	37.1
	181.6	183.7
Current portion	23.8	22.6
Long-term portion	$157.8	$161.1

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
Total expense under all defined contribution retirement plans was $19.0 for 2013, $16.3 for 2012 and $3.4 for 2011. We expect to fund approximately $20.6 related to our defined contribution plans in 2014, including funding related to our discretionary profit sharing contributions.
Post-Retirement Medical Benefits
We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. While we do not expect the timing of cash flows to closely match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.
In Q4 2012, we changed the model of the post-retirement benefit plan and cost-sharing provisions for the post-65 retiree population. This change resulted in a company-provided fixed subsidy towards post-retirement healthcare benefits for eligible retirees. This amendment resulted in a decrease in the accumulated post-retirement projected benefit obligation of $20.9. In Q4 2013, due to a change in the participation assumption resulting from actual participation rates during the year, the accumulated post-retirement projected benefit obligation was reduced by $12.4.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material effect on our consolidated financial statements and we will continue to evaluate the impact it will have on our operating costs in the future.

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but our investments in whole life COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in whole life COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 22, 2013			February 24, 2012
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign
Plan assets	$8.7	$41.5	$—	$8.7	$40.4	$—
Projected benefit plan obligations	9.9	58.1	33.7	9.4	54.3	31.3
Funded status	$(1.2)	$(16.6)	$(33.7)	$(0.7)	$(13.9)	$(31.3)
Long-term asset	$—	$0.2	$—	$—	$—	$—
Current liability	—	(0.1)	(2.8)	—	(0.1)	(2.3)
Long-term liability	(1.2)	(16.7)	(30.9)	(0.7)	(13.8)	(29.0)
Total benefit plan obligations	$(1.2)	$(16.6)	$(33.7)	$(0.7)	$(13.9)	$(31.3)
Accumulated benefit obligation	$9.9	$53.5	$31.6	$9.3	$50.9	$29.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

Changes in Assets, Benefit Obligations and Funded Status	Defined Benefit Pension Plans		Post-Retirement Plans
	February 22, 2013	February 24, 2012	February 22, 2013	February 24, 2012
Change in plan assets:
Fair value of plan assets, beginning of year	$49.1	$50.2	$—	$—
Actual return on plan assets	4.5	2.0	—	—
Employer contributions	3.7	3.3	5.8	6.1
Plan participants’ contributions	—	—	5.9	6.5
Estimated Medicare subsidies received	—	—	1.2	0.9
Currency changes	(1.6)	(1.1)	—	—
Benefits paid	(5.5)	(5.3)	(12.9)	(13.5)
Fair value of plan assets, end of year	50.2	49.1	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	95.0	87.3	90.9	110.5
Service cost	3.0	2.1	0.9	1.0
Interest cost	3.7	4.2	3.8	5.6
Amendments	—	0.1	—	(20.9)
Net actuarial (gain) loss	6.3	7.5	(12.4)	0.9
Plan participants’ contributions	—	—	5.9	6.5
Medicare subsidies received	—	—	1.2	0.9
Currency changes	(1.1)	(1.5)	(0.1)	(0.1)
Other adjustments	0.4	0.6	—	—
Benefits paid	(5.6)	(5.3)	(12.9)	(13.5)
Benefit plan obligations, end of year	101.7	95.0	77.3	90.9
Funded status	$(51.5)	$(45.9)	$(77.3)	$(90.9)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$0.2	$—	$—	$—
Current liability	(2.9)	(2.4)	(4.6)	(7.0)
Long-term liability	(48.8)	(43.5)	(72.7)	(83.9)
Net amount recognized	$(51.5)	$(45.9)	$(77.3)	$(90.9)

Amounts recognized in accumulated other comprehensive income (loss)—pretax:
Actuarial (gain) loss	$22.3	$20.0	$(2.4)	$10.3
Prior service cost (credit)	0.7	0.8	(45.2)	(54.5)
Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$23.0	$20.8	$(47.6)	$(44.2)

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year:
Actuarial loss	$1.2	$1.0	$0.2	$0.6
Prior service cost (credit)	0.1	0.1	(9.1)	(9.4)
Total amounts recognized in accumulated other comprehensive income (loss)—pretax	$1.3	$1.1	$(8.9)	$(8.8)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011	February 22, 2013	February 24, 2012	February 25, 2011
Components of expense:
Service cost	$3.0	$2.1	$2.0	$0.9	$1.0	$1.2
Interest cost	3.7	4.2	4.3	3.8	5.6	7.1
Amortization of net loss	1.1	0.5	0.9	0.2	0.1	0.1
Amortization of prior year service cost (credit)	0.1	0.2	0.1	(9.3)	(8.6)	(8.1)
Expected return on plan assets	(2.6)	(3.2)	(2.8)	—	—	—
Adjustment due to plan curtailment	—	—	(0.9)	(0.1)	(2.9)	(0.1)
Adjustment due to plan settlement	0.1	—	0.1	0.1	—	—
Adjustment due to special termination benefits	—	—	—	—	0.1	0.1
Net expense (credit) recognized in Consolidated Statements of Income	5.4	3.8	3.7	(4.4)	(4.7)	0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net loss (gain)	4.8	8.9	(1.6)	(12.4)	0.9	2.1
Prior service cost (credit)	—	0.1	0.8	—	(20.9)	(24.4)
Amortization of loss	(1.1)	(0.5)	(1.1)	(0.3)	(0.6)	(0.1)
Amortization of prior year service credit (cost)	(0.1)	(0.2)	(0.1)	9.4	12.0	8.2
Prior service cost recognized as a part of curtailment / settlement	—	—	(0.2)	—	—	—
Total recognized in other comprehensive income (loss)	3.6	8.3	(2.2)	(3.3)	(8.6)	(14.2)
Total recognized in net periodic benefit cost and other comprehensive income (loss) (pre-tax)	$9.0	$12.1	$1.5	$(7.7)	$(13.3)	$(13.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum Pension Liability	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 25, 2011	$22.9	$(3.1)	$19.8
Prior service (cost) credit from plan amendment arising during period	20.8	(8.0)	12.8
Amortization of prior service cost (credit) included in net periodic pension cost	(11.8)	4.5	(7.3)
Net prior service (cost) credit during period	9.0	(3.5)	5.5
Net actuarial gain (loss) arising during period	(9.8)	3.1	(6.7)
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.1	(0.4)	0.7
Net actuarial gain (loss) during period	(8.7)	2.7	(6.0)
Foreign currency translation adjustments	0.2	0.2	0.4
Current period change	0.5	(0.6)	(0.1)
Balance as of February 24, 2012	$23.4	$(3.7)	$19.7
Amortization of prior service cost (credit) included in net periodic pension cost	(9.3)	3.5	(5.8)
Net prior service (cost) credit during period	(9.3)	3.5	(5.8)
Net actuarial gain (loss) arising during period	7.6	(3.9)	3.7
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.4	(0.5)	0.9
Net actuarial gain (loss) during period	9.0	(4.4)	4.6
Foreign currency translation adjustments	0.3	0.1	0.4
Current period change	—	(0.8)	(0.8)
Balance as of February 22, 2013	$23.4	$(4.5)	$18.9

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011	February 22, 2013	February 24, 2012	February 25, 2011
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.60%	4.20%	5.10%	3.82%	4.34%	5.34%
Rate of salary progression	3.00%	2.90%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.20%	5.10%	5.30%	4.31%	5.30%	5.57%
Expected return on plan assets	5.00%	3.10%	4.90%
Rate of salary progression	2.90%	3.00%	3.00%

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
The assumed healthcare cost trend was 7.51% for pre-age 65 retirees as of February 22, 2013, gradually declining to 4.50% after seven years. Post-age 65 trend rates are not applicable after 2012 due to the Company

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

moving to a fixed subsidy for post-age 65 benefits. As of February 24, 2012, the assumed healthcare cost trend was 8.10% for pre-age 65 retirees and 6.48% for post-age 65 retirees, gradually declining to 4.50% after eight years. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 22, 2013:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.5	$(0.4)
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
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 22, 2013 and February 24, 2012 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 22, 2013		February 24, 2012
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	63%	53%	63%	52%
Debt securities	25	33	24	33
Real estate	2	4	2	4
Other (1)	10	10	11	11
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 22, 2013 and February 24, 2012, by asset category are as follows:

Fair Value of Pension Plan Assets	February 22, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Equity securities:
U.S. large-cap	0.9	—	—	0.9
U.S. small-cap	0.7	—	—	0.7
U.S. index	1.0	—	—	1.0
International	—	20.9	—	20.9
Fixed income securities:
Bond funds	—	8.0	—	8.0
Other investments:
Group annuity contract (1)	—	—	2.4	2.4
Insurance products	—	13.7	—	13.7
Guaranteed insurance contracts (2)	—	—	1.7	1.7
Property funds	0.8	—	—	0.8
	$3.5	$42.6	$4.1	$50.2

Fair Value of Pension Plan Assets	February 24, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.4	$—	$—	$0.4
Equity securities:
U.S. large-cap	0.6	—	—	0.6
U.S. small-cap	1.5	—	—	1.5
U.S. index	0.5	—	—	0.5
International	0.7	19.1	—	19.8
Fixed income securities:
Bond funds	—	7.9	—	7.9
Other investments:
Group annuity contract (1)	—	—	2.4	2.4
Insurance products	—	13.1	—	13.1
Guaranteed insurance contracts (2)	—	—	2.0	2.0
Property funds	0.9	—	—	0.9
	$4.6	$40.1	$4.4	$49.1
________________________

(1)
Group annuity contracts are valued utilizing a discounted cash flow model. The term “cash flow” refers to the future principal and interest payments we expect to receive on a given asset in the general account. The model projects future cash flows separately for each investment period and each category of investment.

(2)	Guaranteed insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance plus or minus investment returns and changes in cash flows.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 22, 2013 and February 24, 2012:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 25, 2011	$2.5	$2.3
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 24, 2012	$2.4	$2.0
Unrealized return on plan assets, including changes in foreign exchange rates	0.2	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 22, 2013	$2.4	$1.7
We expect to contribute approximately $6 to our pension plans and fund approximately $5 related to our post-retirement plans in 2014. Our estimated future cash outflows for benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February		Post-retirement Plans
	Pension Plans	Before Medicare Act Subsidy	Medicare Act Subsidy	After Medicare Act Subsidy
2014	$9.3	$4.8	$(0.1)	$4.7
2015	9.3	5.3	(0.1)	5.2
2016	6.0	5.3	(0.1)	5.2
2017	5.9	5.4	(0.1)	5.3
2018	6.1	5.5	(0.1)	5.4
2019 - 2023	33.9	28.9	(0.2)	28.7
Multi-Employer Pension Plan
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund based on obligations arising from a collective bargaining agreement covering certain SC Transport Inc. employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, we are not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.
Based on the most recent information available, we believe that the projected benefit obligations in this multi-employer plan significantly exceed the value of the assets held in trust to pay benefits. Because we are one of a number of employers contributing to this plan, it is difficult to ascertain what the exact amount of the under-funding would be, although we anticipate the contribution per participating employee will increase at each contract renegotiation. We believe that funding levels have not changed significantly since year-end.
The risks of participating in a multi-employer plan are different from the risks associated with single-employer plans in the following respects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If a participating employer chooses to stop participating in a multi-employer plan or otherwise has participation in the plan drop below certain levels, that employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with accounting standards. Any adjustment for a withdrawal liability would be

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $24.4.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2012	2011		2013	2012	2011
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.3	$0.5	$0.6	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2012 and 2011 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution 2013
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.2%	No
At the date the financial statements were issued, the Form 5500 was generally not available for the plan year ending in 2012.
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

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $4.8 for 2013, $2.2 for 2012 and $5.1 for 2011.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share Repurchases and Conversions
During 2013, we repurchased 2.3 million shares of our Class A Common Stock for $19.9. During 2012, we repurchased 5.8 million shares of our Class A Common Stock for $47.7. During 2013 and 2012, 2.1 million and 3.0 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

15.	INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Current income taxes:
Federal	$12.1	$—	$3.3
State and local	1.4	0.4	1.0
Foreign	5.6	11.3	15.4
	19.1	11.7	19.7
Deferred income taxes:
Federal	(48.8)	18.0	17.4
State and local	3.1	2.5	1.2
Foreign	42.7	(6.9)	(7.3)
	(3.0)	13.6	11.3
Income tax expense	$16.1	$25.3	$31.0

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes were based on the following sources of income (loss) before income tax expense:

Source of Income (Loss) Before Income Tax Expense	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Domestic	$83.8	$63.8	$39.7
Foreign	(28.9)	18.2	11.7
	$54.9	$82.0	$51.4

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

Income Tax Provision Reconciliation	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Tax expense at the U.S. federal statutory rate	$19.2	$28.7	$18.0
Foreign tax credits (1)	(57.6)	1.3	5.0
Valuation allowance provisions and adjustments (2)	40.0	0.7	1.2
Goodwill impairment (3)	12.3	—	—
Healthcare reform (4)	—	—	11.4
COLI income (5)	(3.1)	(2.9)	(5.7)
Sale of subsidiary (6)	—	(2.3)	(1.7)
State and local income taxes, net of federal	2.9	1.9	1.4
Tax balance adjustments (7)	—	(1.0)	4.3
Foreign operations, less applicable foreign tax credits (8)	2.5	0.7	(1.5)
Research tax credit	(1.9)	(1.6)	(1.7)
Tax reserve adjustments	0.7	1.1	—
Other	1.1	(1.3)	0.3
Total income tax expense recognized	$16.1	$25.3	$31.0
________________________

(1)
In 2013, we converted a wholly owned French holding company from a disregarded entity to a controlled foreign corporation for U.S. tax purposes, and that conversion caused outstanding intercompany debt to be treated as a deemed dividend taxable in the U.S. Foreign taxes paid on the income that generated the deemed dividend exceeded the U.S. tax cost creating an excess foreign tax credit of $56.7. Additionally, other cash dividends received from our Canadian subsidiary resulted in excess foreign tax credits of $0.9. These credits are expected to be utilized $21.0 in 2014 and $36.6 within the allowable 10 year carryfoward period.

(2)	The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments were based on various factors, which are further detailed below.

(3)	The impairment charges related to goodwill recorded in purchase accounting are non-deductible.

(4)
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

(5)	The net returns in cash surrender value, normal insurance expenses and death benefit gains related to our investments in COLI policies are non-taxable.

(6)
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark). Basis differences resulted in a tax benefit of $2.3.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)
The tax balance adjustments in 2011 relate to prior periods. Management has evaluated the relevant qualitative and quantitative factors related to these adjustments and concluded that had the adjustments been recorded in the appropriate period the impact individually and in the aggregate would not have been material to the current or previously reported financial information for any prior fiscal year.

(8)
The foreign operations, less applicable foreign tax credits amount includes the rate differential on foreign operations, U.S. tax cost of foreign branches and the impact of rate reductions in foreign jurisdictions.

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 22, 2013	February 24, 2012
Deferred income tax assets:
Employee benefit plan obligations	$90.7	$94.7
Foreign and domestic net operating loss carryforwards	85.0	91.4
Reserves and accruals	26.5	33.2
Tax credit carryforwards	60.2	20.5
Other, net	6.1	4.5
Total deferred income tax assets	268.5	244.3
Valuation allowances	(70.4)	(34.5)
Net deferred income tax assets	198.1	209.8
Deferred income tax liabilities:
Property, plant and equipment	31.7	37.8
Intangible assets	14.2	21.1
Total deferred income tax liabilities	45.9	58.9
Net deferred income taxes	$152.2	$150.9
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$56.2	$42.4
Deferred income tax assets—non-current	101.7	110.4
Deferred income tax liabilities—current	—	—
Deferred income tax liabilities—non-current	5.7	1.9
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As of February 22, 2013, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $174.4 of unremitted foreign earnings we consider permanently reinvested. We believe the U.S. tax cost on the unremitted foreign earnings would be approximately $11.0 if the amounts were not considered permanently reinvested.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We establish valuation allowances against deferred tax assets when it is more likely than not that all or a portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends, in part, on the existence of sufficient taxable income of appropriate character within the carryforward period available under tax law applicable in the jurisdiction in which the losses were incurred.
At February 22, 2013, the valuation allowance of $70.4 is comprised of $70.0 relating to foreign deferred tax assets for which $64.5, $3.4 and $2.1 relates to our French, U.K. and Moroccan subsidiaries, respectively, and $0.4 relates to U.S. state and local deferred tax assets. In 2013, we recorded a net increase of $40.0 to the valuation allowance, which was comprised of an increase in the valuation allowance on deferred tax assets in France of $44.2, in Morocco of $0.4 and in various U.S state and local jurisdictions of $0.3, and a decrease in the valuation allowance on deferred tax assets in the U.K. of $4.9.
In adjusting the French valuation allowance, we considered the following factors:

•	the nature, frequency and severity of cumulative financial reporting losses in recent years,

•	the predictability of future operating income,

•	prudent and feasible tax planning strategies that could be implemented, to protect the loss of the deferred tax asset and

•	the effect of reversing taxable temporary differences.
Despite several favorable changes to the cost structure of our French operating entity, we have recent negative evidence of cumulative operating losses and a lack of predictable profits. Based on this evidence we are unable to assert that it is more likely than not that any French deferred tax assets will be realized as of February 22, 2013.
In adjusting the U.K. valuation allowance, we considered the following factors:

•	consistent and improving financial reporting profit in recent years,

•	the predictability of future operating income and

•	the unlimited loss carryforward period.
Based on our evaluation of these factors, we were able to assess that it is more likely than not that deferred tax assets of our operating entity in the U.K. will be realized within the carryforward period and a valuation allowance is no longer necessary. In addition to the U.K. operating entity discussed above, we also own a dealer in the U.K. We continue to maintain a valuation allowance of $3.4 against the deferred tax assets of this owned dealer.
During 2013, we identified errors in our accounting for deferred income taxes which relate to periods prior to 2010. We believe the errors are not material to any prior period financial statements. The correction of the errors had the effect of reducing long-term deferred income tax assets and retained earnings by $22.1. The Consolidated Balance Sheet as of February 24, 2012, the Consolidated Statements of Changes in Shareholders Equity as of February 24, 2012 and February 25, 2011, and the relevant income tax and segment asset disclosures presented in this Form 10-K have been restated to reflect this correction. These errors were associated with periods prior to 2010, and therefore did not impact the Consolidated Statements of Income or the Consolidated Statements of Cash Flows for 2012 and 2011.
Current Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Current Income Taxes	February 22, 2013	February 24, 2012
Other current assets:
Income taxes receivable	$4.7	$3.0
Accrued expenses:
Income taxes payable	$2.7	$3.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2014	$—	$—	$1.8	$—	$—	$0.5	$0.5	$—
2015	—	0.3	1.4	—	—	0.4	0.4	—
2016	—	0.1	5.4	—	—	1.6	1.6	—
2017	—	0.1	3.8	—	—	1.1	1.1	—
2018-2033	—	185.9	3.7	—	4.8	0.8	5.6	52.6
No expiration	—	—	236.7	—	1.0	74.8	75.8	7.6
	$—	$186.4	$252.8	—	5.8	79.2	85.0	60.2
Valuation allowances				—	(0.5)	(66.0)	(66.5)	—
Net benefit				$—	$5.3	$13.2	$18.5	$60.2
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $78.7 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent that realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include, the United States 2013, Canada 2009 through 2013, France 2010 through 2013 and Germany 2009 through 2013. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2013, 2012 and 2011.
As of February 22, 2013 and February 24, 2012, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 22, 2013	February 24, 2012
Other accrued expenses	$0.3	$—
Other long-term liabilities	1.6	1.2
	$1.9	$1.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Balance as of beginning of period	$11.5	$0.1	$0.2
Gross increases—tax positions in prior period	1.6	—	—
Gross decreases—tax positions in prior period	(0.9)	—	—
Gross increases—tax positions in current period	—	11.5	—
Lapse of statute of limitations	—	(0.1)	(0.1)
Balance as of end of period	$12.2	$11.5	$0.1

Unrecognized tax benefits of $1.9, if favorably resolved would affect our effective tax rate. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease within the next year.
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
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 12,751,324 and 11,513,445 shares remaining for future issuance under our Incentive Compensation Plan as of February 22, 2013 and February 24, 2012, respectively.
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
Awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 22, 2013
Performance units (1)	1,932,030
Restricted stock units	1,221,227
Stock options	—
Total outstanding awards	3,153,257
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

We have not granted any non-qualified stock option awards since 2003. All options granted had a 10-year term, and thus all outstanding stock options expired during 2013. Subsequent to 2003, we have used restricted stock, restricted stock units, performance shares and performance units as the primary share-based compensation awards, and the majority of the outstanding awards as of February 22, 2013 are held by our executive officers.

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
Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. The performance units granted in 2013, 2012 and 2011 can be earned based on achievement of certain total shareholder return (“TSR”) results.
The 2013 and 2012 awards are earned based on our TSR relative to a comparison group of companies. The number of units that may be earned can range from 0% to 200%. A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period, equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion.
The 2011 awards are earned based on our TSR relative to a comparison group of companies. The number of units that may be earned ranged from 25% to 200%. Based on actual performance results, the 2011 performance units were earned at 150% of the target level and 1,018,500 shares of Class A Common Stock were issued to participants in Q1 2014. Participants received a cash dividend equivalent based on the underlying target award during the performance period equal to the dividends we declared and paid on our Class A Common Stock, which were included in Dividends paid on the Consolidated Statements of Cash Flows.
The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranges from 0 to 1,932,030 shares as of February 22, 2013.

After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. Performance units are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. The fair value of the performance units awarded during 2013, 2012 and 2011 were calculated on the grant date using the Monte Carlo simulation model, which resulted in a fair value of $6.4, $8.1 and $7.1, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2013 Awards	2012 Awards	2011 Awards
Three-year risk-free interest rate (1)	0.5%	1.4%	1.7%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	49.8%	50.9%	49.2%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s Class A Common Stock for the three-year period preceding the grant date.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grant Date Fair Value per Unit	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Weighted-average grant date fair value per share of performance units granted during 2013, 2012 and 2011	$11.92	$16.57	$9.14
The total performance units expense and associated tax benefit in 2013, 2012 and 2011 are as follows:

Performance Units	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Expense	$5.5	$8.1	$5.6
Tax benefit	3.0	1.2	2.1
The 2013 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2012 (1)	2,529,690	$12.00
Granted	1,080,940	11.92
Vested	(1,018,500)	9.14
Forfeited	(320,600)	11.98
Adjustments (2)	(339,500)	9.14
Nonvested as of February 22, 2013 (1)	1,932,030	14.12
________________________

(1)
Total nonvested units include 194,750 units as of February 24, 2012, which represent the 25% portion of the awards granted in 2011 which are not subject to performance conditions. There are no units outstanding as of February 22, 2013 that are not subject to performance conditions.

(2)	Adjustments were due to the number of shares earned under the 2011 award at the end of the performance period being less than the maximum.
As of February 22, 2013, there was $2.8 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The total fair value of performance units vested was $14.0, $7.0 and $0 during 2013, 2012 and 2011, respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) have restrictions on transfer which lapse one, three or five years (depending on the terms of the individual grant) after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards are subject to forfeiture if a participant leaves the company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

Grant Date Fair Value per Share	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Weighted-average grant date fair value per share of RSUs granted during 2013, 2012 and 2011	$9.66	$9.64	$8.69

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total RSUs expense and associated tax benefit in 2013, 2012 and 2011 is as follows:

Restricted Stock Units	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Expense	$3.8	$3.2	$1.5
Tax benefit	1.2	1.0	0.5
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2013 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 24, 2012	880,837	$8.70
Granted	554,172	9.66
Vested	(170,582)	6.35
Forfeited	(43,200)	10.04
Nonvested as of February 22, 2013	1,221,227	9.42
There was $4.8 of remaining unrecognized compensation cost related to RSUs as of February 22, 2013. That cost is expected to be recognized over a weighted-average period of 2.1 years.
The total fair value of restricted stock and RSUs vested was $1.7, $0.8 and $2.3 during 2013, 2012 and 2011, respectively.

Stock Options
Information relating to our stock options is as follows:

Unexercised Options Outstanding	Number of Shares	Weighted-Average Option Price per Share
February 24, 2012	2,212,929	$14.73
Options exercised	—	—
Options forfeited and expired	(2,212,929)	14.73
February 22, 2013	—	—
There were no options outstanding as of February 22, 2013. There were no options exercised in 2013, 2012 and 2011.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares may be issued to members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. We granted a total of 43,238, 38,888 and 41,720 unrestricted shares at a weighted average grant date fair value per share of $9.62, $8.39 and $7.73 during 2013, 2012 and 2011, respectively.

17.	COMMITMENTS AND GUARANTEES
Commitments
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through fiscal year 2024. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and the related gains from the sale of the properties are recorded as deferred gains and are amortized over

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lease term. In Q4 2011, we completed the sale and leaseback of a facility in Canada, which generated $24.7 of cash and resulted in a $15.9 pre-tax gain. We recognized $10.6 of this gain as a restructuring item in Q4 2011 and deferred the remaining gain over the five-year lease term associated with the space we are leasing back. In Q3 2011, we completed the sale and leaseback of a facility in Malaysia, which generated $13.0 of cash and resulted in a $3.2 pre-tax gain. We deferred the entire amount of this gain over the six-year lease term associated with the space we are leasing back. Total deferred gains, including the facilities in Malaysia and Canada, are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $14.2 as of February 22, 2013 and $18.1 as of February 24, 2012.
Rent expense under all non-cancelable operating leases, net of sublease rental income and excluding lease impairment charges recorded as restructuring costs, was $53.0, $50.0 and $41.4 for 2013, 2012 and 2011, respectively. Sublease rental income was $5.7, $7.8 and $5.0 for 2013, 2012 and 2011, respectively. Lease impairment charges recorded as restructuring costs were $0.0, $3.0 and $1.2 for 2013, 2012 and 2011, respectively.
Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2014	$47.7	$(5.0)	$42.7
2015	38.0	(4.7)	33.3
2016	29.7	(4.8)	24.9
2017	20.1	(4.8)	15.3
2018	14.8	(3.8)	11.0
Thereafter	16.6	(2.2)	14.4
	$166.9	$(25.3)	$141.6
We have outstanding capital expenditure commitments of $22.2.
Guarantees and Performance Bonds
The maximum amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered from third parties) we could be required to make under guarantees and performance bonds are as follows:

Guarantees and Performance Bonds	February 22, 2013	February 24, 2012
Performance bonds	$0.1	$0.1
Guarantees	—	0.3
	$0.1	$0.4
We are party to performance bonds for certain installation or construction activities of certain dealers. Under these agreements, we are liable to make financial payments if the installation or construction activities are not completed under their specified guidelines and claims are filed. Projects with performance bonds have completion dates typically around one year. Where we have supplied performance bonds, we have the ability to step in and cure performance failures thereby mitigating our potential losses. No loss has been experienced under these performance bonds, and we had no reserves recorded related to our potential exposure as of February 22, 2013 and February 24, 2012.
We are contingently liable under guarantees to third parties for the benefit of certain dealers in the event of default of a financial obligation. The guarantees generally have terms ranging from one to five years. We had no reserves recorded related to these guarantees as of February 22, 2013 and February 24, 2012.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In Q3 2013, we realigned portions of our reportable segments for financial reporting purposes as a result of the integration of the PolyVision global technology business into the Steelcase Education Solutions group. Prior to this change, the PolyVision global technology business was combined with the PolyVision surfaces business and was reported collectively as PolyVision in the Other category along with Asia Pacific and Designtex. As a result of these changes, the results of the PolyVision technology business are now reported in the Americas and EMEA segments. The PolyVision surfaces business remains in the Other category. Similarly, amounts in the prior years' financial statements have been reclassified to conform to the new segment presentation.
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Details and Nurture by Steelcase brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures ceramic steel surfaces for use in multiple applications, but primarily for sale to third-party fabricators to create static whiteboards sold in the primary and secondary education markets in the U.S. and Europe. IDEO was included in the Other category through Q3 2011, but due to the ownership transition, our remaining 20% share of IDEO income has been recorded as a non-operating item since Q4 2011. See additional disclosure regarding the IDEO ownership transition in Note 19.
We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Corporate assets consist primarily of unallocated cash and investment balances and variable life COLI balances.
No single customer represented more than 5% of our consolidated revenue in 2013, 2012 or 2011.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
Fiscal 2013
Revenue	$2,015.1	$594.8	$258.8	$—	$2,868.7
Operating income (loss)	168.3	(50.9)	(20.1)	(38.0)	59.3
Total assets	876.6	278.1	155.9	379.0	1,689.6
Capital expenditures	50.9	15.1	7.9	0.1	74.0
Depreciation & amortization	38.6	13.1	6.1	0.5	58.3
Fiscal 2012
Revenue	$1,868.4	$610.5	$270.6	$—	$2,749.5
Operating income (loss)	122.8	(9.9)	14.6	(30.4)	97.1
Total assets	860.6	326.3	179.0	313.0	1,678.9
Capital expenditures	46.6	12.7	4.4	1.2	64.9
Depreciation & amortization	36.6	13.4	6.1	0.3	56.4
Fiscal 2011
Revenue	$1,536.0	$555.8	$345.3	$—	$2,437.1
Operating income (loss)	67.5	(18.9)	17.0	(14.1)	51.5
Total assets	793.5	353.4	189.3	638.2	1,974.4
Capital expenditures	28.4	10.3	5.9	1.4	46.0
Depreciation & amortization	38.7	16.2	9.1	0.4	64.4
The accounting policies of each of the reportable segments are the same as those described in Note 2. Corporate assets increased significantly in 2011 due to the investment of the net proceeds from the 2021 Notes and subsequently decreased significantly due to repayment of the 2021 Notes. Revenue comparisons have been impacted by divestitures, deconsolidations and ownership transitions along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Revenue:
United States	$1,881.3	$1,751.0	$1,518.5
Foreign locations	987.4	998.5	918.6
	$2,868.7	$2,749.5	$2,437.1
Long-lived assets:
United States	$666.1	$688.7	$665.9
Foreign locations	127.1	151.5	162.4
	$793.2	$840.2	$828.3

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2013, 2012 or 2011. In 2013, foreign revenues and long-lived assets represented approximately 34% and 16% of consolidated amounts, respectively. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 83% of EMEA revenue in 2013.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Category Data	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Systems and storage	$1,358.7	$1,306.1	$1,036.6
Seating	840.7	821.6	678.9
Other (1)	669.3	621.8	721.6
Total	$2,868.7	$2,749.5	$2,437.1
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.	DIVESTITURES, ACQUISITIONS AND OWNERSHIP TRANSITIONS
Divestiture of PolyVision Division
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark) and resulted in a loss of $0.9 recorded in Restructuring costs on the Consolidated Statements of Income.
Our Consolidated Statements of Income included the following related to PolyVision SAS and PolyVision A/S:

PolyVision SAS and PolyVision A/S	Year Ended
	February 24, 2012	February 25, 2011
Revenue	$8.6	$17.1
Gross profit	1.6	3.5
Operating income	0.1	0.6
Dealer Acquisition
In Q1 2012, Red Thread Spaces LLC (“Red Thread”), formerly known as Office Environments of New England, LLC, a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. Red Thread and BKM, both authorized Steelcase dealers, have combined to create a regional enterprise supporting workplace needs that will offer a broadened portfolio of products and services and expanded geographical coverage in New England. The final purchase price allocation resulted in goodwill and intangible assets valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our consolidated financial statements.
IDEO Ownership Transition
In Q4 2011, certain members of the management of IDEO purchased a controlling interest in IDEO pursuant to an agreement entered into during 2008. We retained a 20% equity interest in IDEO, and we expect to continue our collaborative relationship. This transaction generated $30 of cash and resulted in a Q4 2011 pre-tax gain of $13.2 recorded in Operating Expenses on the Consolidated Statements of Income within Corporate. In Q4 2011, we deconsolidated the operations of IDEO and began recording our share of IDEO’s earnings as equity in earnings of unconsolidated affiliates in Other income (expense), net on the Consolidated Statements of Income.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended February 25, 2011, our Consolidated Statements of Income included the following related to IDEO:

IDEO	Year Ended
February 25, 2011
Revenue	$103.4
Gross profit	47.1
Operating income (1)	11.8
________________________

(1)
Operating income did not include variable compensation expense of approximately $7 earned by IDEO management in 2011 related to a contingent stock bonus program that was recognized and applied toward the purchase price in Q4 2011.

20.	RESTRUCTURING ACTIVITIES
In Q4 2013, we recognized a $12.4 impairment charge in the Americas segment in conjunction with the previously announced closure of our Corporate Development Center. The impairment charge was calculated as the amount by which the carrying value of the building exceeded its fair value as of February 22, 2013. The fair value of the building was based on a third-party appraisal which included an evaluation of quoted market prices for similar properties.
In Q4 2013, we completed restructuring actions in EMEA to consolidate owned dealers and eliminate 60 full-time equivalent positions. These eliminations resulted from local actions taken by a few countries and included attrition, expiration of fixed-term, temporary contracts and workforce reductions. We incurred $3.8 related to these restructuring actions in 2013.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We currently estimate the cash restructuring costs associated with this action will be approximately $4, with approximately $2 related to employee termination costs and $2 of business exit and other related costs. We incurred $1.4 of employee termination costs and $0.6 of business exit and other related costs in the Americas segment related to this restructuring plan during 2013. We expect these restructuring actions to be substantially complete by the end of Q1 2014.
In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment. In conjunction with the closure, we recorded $6.8 of employee termination costs, $0.3 of business exit and other related costs, and a $4.1 gain related to the sale of the facility.
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party which resulted in a net loss of $0.9 recorded in the Other category during 2012.
In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America as part of our ongoing efforts to improve the fitness of our business and strengthen the Company's long-term competitiveness. This project is now substantially complete. The restructuring costs associated with these actions were $41.0, with $28.4 related to workforce reductions and $12.6 related to costs associated with manufacturing consolidation and production moves. During 2013, 2012 and 2011, we incurred $4.2, $14.3 and $9.9 of employee termination costs, respectively. During 2013, 2012 and 2011, we incurred $8.8, $3.6 and $0.2 of business exit and other related costs, respectively.
In Q1 2011, we announced a project to reorganize our European manufacturing operations on the basis of specialized competencies. Restructuring costs totaled $1.9 in 2012 and $18.6 in 2011 and were recorded within the EMEA segment. In 2012, the restructuring costs primarily related to contingencies associated with a former plant in France, which was sold in Q4 2010. In 2011, the majority of the costs related to workforce reductions and some additional costs for manufacturing consolidation and production moves.
The remaining restructuring costs incurred in 2011 primarily related to several smaller actions to consolidate manufacturing facilities and reorganize other areas of our business, offset by a $10.6 gain recorded in the Americas related to the sale and partial leaseback of a facility in Canada.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Cost of sales
Americas	$13.9	$20.0	$7.0
EMEA	1.0	5.0	18.7
Other	—	1.2	0.1
	14.9	26.2	25.8
Operating expenses
Americas	14.7	1.5	1.1
EMEA	4.0	3.0	0.4
Other	1.1	(0.2)	3.3
	19.8	4.3	4.8
	$34.7	$30.5	$30.6
Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2013, 2012 and 2011:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 26, 2010	$6.8	$3.5	$10.3
Additions	38.3	(7.7)	30.6
Payments	(19.6)	(4.6)	(24.2)
Adjustments	0.2	10.1	10.3
Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0
Additions	25.6	4.9	30.5
Payments	(38.2)	(6.9)	(45.1)
Adjustments	(0.2)	5.4	5.2
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	11.5	23.2	34.7
Payments	(16.4)	(24.1)	(40.5)
Adjustments	(0.2)	(0.5)	(0.7)
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
The workforce reductions reserve balance as of February 22, 2013 primarily relates to estimated employee termination costs associated with the Q4 2013 local reconfigurations in certain countries of EMEA and the Q4 2011 North America manufacturing consolidation announcement. The adjustments to the business exits and related costs in 2012 primarily relate to the $4.1 gain associated with the sale of the Morocco facility. The adjustments to the business exits and related costs in 2011 primarily relate to the $10.6 gain associated with the sale and partial leaseback of a facility in Canada.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Revenue	$675.2	$744.9	$727.2	$721.4	$2,868.7
Gross profit	196.0	228.1	225.9	216.0	866.0
Operating income (loss)	19.3	46.8	38.4	(45.2)	59.3
Net income (loss)	13.2	29.5	23.6	(27.5)	38.8
Basic earnings (loss) per share	0.10	0.23	0.19	(0.22)	0.30
Diluted earnings (loss) per share	0.10	0.23	0.18	(0.22)	0.30
2012
Revenue	$639.4	$700.5	$719.4	$690.2	$2,749.5
Gross profit	183.1	201.2	219.8	205.6	809.7
Operating income	15.0	25.4	38.2	18.5	97.1
Net income	7.5	11.9	22.4	14.9	56.7
Basic earnings per share	0.06	0.09	0.17	0.11	0.43
Diluted earnings per share	0.06	0.09	0.17	0.11	0.43
Revenue comparisons have been impacted by divestitures, deconsolidations and ownership transitions along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 20 for further details.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 22, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 22, 2013, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or in our 2013 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Other Corporate Governance Matters” and “Committees of the Board of Directors” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 is contained in our 2013 Proxy Statement, under the captions “Committees of the Board of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation, Retirement Programs and Other Arrangements” and “Director Compensation,” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below is contained in our 2013 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 22, 2013 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	3,153,257	(1)	n/a	(2)	12,751,324
Equity compensation plans not approved by security holders	—		n/a		—
Total	3,153,257		n/a		12,751,324
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

(2)
The weighted average exercise price excludes performance units and restricted stock units, as there is no exercise price associated with these awards. The only outstanding warrants or rights are performance units and restricted stock units.

All equity awards were granted under our Incentive Compensation Plan. See Note 16 to the consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 is contained in our 2013 Proxy Statement, under the captions “Related Person Transactions” and “Director Independence,” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 is contained in our 2013 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 22, 2013, February 24, 2012 and February 25, 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended February 22, 2013, February 24, 2012 and February 25, 2011

•	Consolidated Balance Sheets as of February 22, 2013 and February 24, 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 22, 2013, February 24, 2012 and February 25, 2011

•	Consolidated Statements of Cash Flows for the Years Ended February 22, 2013, February 24, 2012 and February 25, 2011

•	Notes to the Consolidated Financial Statements
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
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 19, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. HACKETT	President and Chief Executive Officer, Director (Principal Executive Officer)	April 19, 2013
James P. Hackett

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 19, 2013
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 19, 2013
Mark T. Mossing

/s/ WILLIAM P. CRAWFORD		April 19, 2013
William P. Crawford	Director

/s/ LAWRENCE J. BLANFORD		April 19, 2013
Lawrence J. Blanford	Director

/s/ CONNIE K. DUCKWORTH		April 19, 2013
Connie K. Duckworth	Director

/s/ R. DAVID HOOVER		April 19, 2013
R. David Hoover	Director

/s/ DAVID W. JOOS		April 19, 2013
David W. Joos	Director

/s/ ELIZABETH VALK LONG		April 19, 2013
Elizabeth Valk Long	Director

/s/ ROBERT C. PEW III		April 19, 2013
Robert C. Pew III	Chair of the Board of Directors, Director

/s/ CATHY D. ROSS		April 19, 2013
Cathy D. Ross	Director

/s/ PETER M. WEGE II		April 19, 2013
Peter M. Wege II	Director

/s/ P. CRAIG WELCH, JR.		April 19, 2013
P. Craig Welch, Jr.	Director

/s/ KATE PEW WOLTERS		April 19, 2013
Kate Pew Wolters	Director

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Balance as of beginning of period	$19.6	$23.1	$20.6
Additions:
Charged to costs and expenses	2.8	2.0	7.8
Charged to other accounts	$0.3	(0.2)	0.2
Deductions (1)	(7.9)	(4.7)	(5.0)
Other adjustments (2)	(0.3)	(0.6)	(0.5)
Balance as of end of period	$14.5	$19.6	$23.1
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily currency translation adjustments and deconsolidations.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 22, 2013	February 24, 2012	February 25, 2011
Balance as of beginning of period	$34.5	$34.9	$38.2
Additions:
Charged to costs and expenses	40.0	2.5	1.2
Charged to other accounts	—	—	—
Deductions and expirations	(4.4)	(1.8)	(4.1)
Other adjustments (1)	0.3	(1.1)	(0.4)
Balance as of end of period	$70.4	$34.5	$34.9
________________________

(1)	Primarily currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended July 13, 2011 (2)
4.1	Form of Global Note Representing 6.375% Senior Notes Due 2021 (3)
4.2	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (4)
10.1
Credit Agreement, dated as of December 16, 2009 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., as Syndication Agent; Fifth Third Bank, as Documentation Agent; and certain other lenders (5)

10.2
Amended and Restated Credit Agreement, dated as of March 19, 2012 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., Fifth Third Bank and Wells Fargo Bank, NA as Documentation Agents and certain other lenders (6)

10.3	Steelcase Inc. Restoration Retirement Plan (7)
10.4	Steelcase Inc. Deferred Compensation Plan (8)
10.5	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (9)
10.6	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (10)
10.7	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (11)
10.8	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (12)
10.9	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (13)
10.10	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (14)
10.11	Steelcase Inc. Executive Severance Plan (15)
10.12	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (16)
10.13	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.14	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.15	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (19)
10.16	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.17	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.18	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.19	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.20	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (24)
10.21	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010 (25)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2011) (26)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2012) (27)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2013) (28)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2014)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2014)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2009) (29)

Exhibit No.	Description
10.28	Summary of Steelcase Benefit Plan for Outside Directors (30)
10.29	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated October 10, 2012 (31)
10.30	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (32)
10.31	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (33)
10.32	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett (34)
10.33	Second Amendment to Aircraft Time-Sharing Agreement, dated November 9, 2011, between Steelcase Inc. and James P. Hackett (35)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Asset Purchase Agreement between Steelcase Financial Services Inc. and General Electric Capital Corporation, dated May 24, 2002 (36)
99.2	Guaranty by Steelcase Inc., in favor of General Electric Capital Corporation, dated May 24, 2002 (36)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on December 17, 2009 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 22, 2012 (commission file number 001-13873), and incorporated herein by reference.

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

(9)
Filed as Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(10)
Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.

(11)
Filed as Exhibit No. 10.1 to Amendment 2 to the Company's Registration Statement on Form S-1, as filed with the Commission on January 20, 1998 (commission file number 333-41647), and incorporated herein by reference.

(12)
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

(14)
Filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.

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

(23)
Filed as Exhibit No. 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2012, as filed with the Commission on April 23, 2012 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on July 16, 2012 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on June 30, 2010 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 31, 2010

(27)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 13, 2012 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No. 10.3 to the Company’s Form 8-K, as filed with the Commission on April 3, 2008 (commission file number 001-13873), and incorporated herein by reference.

(30)
Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

(31)
Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 23, 2012, as filed with the Commission on December 21, 2012 (commission file number 001-13873), and incorporated herein by reference.

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

(36)
Filed as the like numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 24, 2002, as filed with the Commission on July 8, 2002 (commission file number 001-13873), and incorporated herein by reference.

E-4