Form 10-Q
period 2013-05-24
STEELCASE INC
filed 2013-06-25
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 24, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 18, 2013, Steelcase Inc. had 88,024,660 shares of Class A Common Stock and 35,845,664 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 24, 2013	May 25, 2012
Revenue	$667.1	$675.2
Cost of sales	457.2	474.1
Restructuring costs	0.2	5.1
Gross profit	209.7	196.0
Operating expenses	185.1	176.7
Restructuring costs	4.2	—
Operating income	20.4	19.3
Interest expense	(4.4)	(4.5)
Investment income	0.6	1.1
Other income, net	1.2	3.8
Income before income tax expense	17.8	19.7
Income tax expense	4.6	6.5
Net income	$13.2	$13.2
Earnings per share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Dividends declared and paid per common share	$0.10	$0.09

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 24, 2013	May 25, 2012
Net income	$13.2	$13.2
Other comprehensive income (loss), net:
Unrealized gain on investments	0.2	0.1
Minimum pension liability	(1.0)	(1.5)
Foreign currency translation adjustments	(1.5)	(15.3)
Total other comprehensive loss, net	(2.3)	(16.7)
Comprehensive income (loss)	$10.9	$(3.5)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 24, 2013	February 22, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103.1	$150.4
Short-term investments	43.7	100.5
Accounts receivable, net of allowances of $13.8 and $14.5	301.5	287.3
Inventories	146.8	137.5
Deferred income taxes	49.8	56.2
Other current assets	47.8	46.7
Total current assets	692.7	778.6
Property, plant and equipment, net of accumulated depreciation of $1,214.8 and $1,221.4	356.2	353.2
Company-owned life insurance	227.0	225.8
Deferred income taxes	107.8	101.7
Goodwill	121.4	121.4
Other intangible assets, net	18.5	19.2
Other assets	94.6	89.7
Total assets	$1,618.2	$1,689.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211.9	$198.6
Short-term borrowings and current maturities of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	95.3	129.4
Employee benefit plan obligations	13.5	23.8
Other	133.2	130.4
Total current liabilities	456.5	484.8
Long-term liabilities:
Long-term debt less current maturities	285.8	286.4
Employee benefit plan obligations	153.4	158.0
Other long-term liabilities	78.1	92.4
Total long-term liabilities	517.3	536.8
Total liabilities	973.8	1,021.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	5.2	27.2
Accumulated other comprehensive loss	(6.5)	(4.2)
Retained earnings	645.7	645.0
Total shareholders’ equity	644.4	668.0
Total liabilities and shareholders’ equity	$1,618.2	$1,689.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 24, 2013	May 25, 2012
OPERATING ACTIVITIES
Net income	$13.2	$13.2
Depreciation and amortization	14.1	13.6
Changes in cash surrender value of company-owned life insurance	(1.2)	(1.7)
Changes in deferred income taxes	0.7	8.0
Non-cash stock compensation	10.8	5.0
Changes in operating assets and liabilities:
Accounts receivable, inventories and accounts payable	(12.9)	(32.7)
Employee compensation liabilities	(48.0)	(36.7)
Employee benefit obligations	(16.4)	(12.3)
Other assets and liabilities	(2.9)	3.1
Other	3.3	3.6
Net cash used in operating activities	(39.3)	(36.9)
INVESTING ACTIVITIES
Capital expenditures	(18.4)	(10.1)
Proceeds from disposal of fixed assets	0.9	14.1
Purchases of short-term investments	(9.8)	(6.4)
Liquidations of short-term investments	66.4	33.2
Other	(0.4)	0.1
Net cash provided by investing activities	38.7	30.9
FINANCING ACTIVITIES
Dividends paid	(12.5)	(11.6)
Common stock repurchases	(31.7)	(11.8)
Other	(1.7)	(0.5)
Net cash used in financing activities	(45.9)	(23.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.7)
Net decrease in cash and cash equivalents	(47.3)	(31.6)
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$103.1	$80.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 22, 2013 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 22, 2013 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. This presentation may be either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For other significant amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The Company adopted these provisions in Q1 2014, applied prospectively. This update impacts disclosures only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or cash flows. The disclosures required by this update are included in Note 4.
In July 2012, the FASB amended Accounting Standards Codification ("ASC") 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company adopted the amended provisions in Q1 2014. This amendment impacts impairment testing steps only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Computation of Earnings per Share	May 24, 2013	May 25, 2012
Net income	$13.2	$13.2
Adjustment for earnings attributable to participating securities	(0.1)	(0.2)
Net income used in calculating earnings per share	$13.1	$13.0
Weighted-average common shares outstanding including participating securities (in millions)	126.5	128.8
Adjustment for participating securities (in millions)	(1.7)	(2.0)
Shares used in calculating basic earnings per share (in millions)	124.8	126.8
Effect of dilutive stock-based compensation (in millions)	1.4	0.1
Shares used in calculating diluted earnings per share (in millions)	126.2	126.9
Earnings per share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Total common shares outstanding at period end (in millions)	123.9	126.0

Anti-dilutive options and performance units excluded from computation of diluted earnings per share (in millions)	0.2	0.7

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 24, 2013:

	Unrealized gain on investments	Minimum pension liability	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2013	$0.6	$18.9	$(0.1)	$(23.6)	$(4.2)
Other comprehensive income (loss) before reclassifications	0.1	—	—	(1.5)	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(1.0)	—	—	(0.9)
Net current period other comprehensive income (loss)	0.2	(1.0)	—	(1.5)	(2.3)
Balance as of May 24, 2013	$0.8	$17.9	$(0.1)	$(25.1)	$(6.5)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 24, 2013:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line in the Consolidated Statements of Income
Unrealized gains on investments	$0.1	Other income
	—	Income tax expense
	0.1	Net income

Amortization of defined benefit pension items:
Actuarial losses	0.1	Cost of sales
Actuarial losses	0.3	Operating expenses
Prior service cost	(1.0)	Cost of sales
Prior service cost	(1.1)	Operating expenses
	0.7	Income tax expense
	(1.0)	Net income
Total reclassifications	$(0.9)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $288.4 and $289.0 as of May 24, 2013 and February 22, 2013, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $323 and $321 as of May 24, 2013 and February 22, 2013, respectively.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 24, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$103.1	$—	$—	$103.1
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	19.3	—	19.3
Corporate debt securities	—	15.4	—	15.4
U.S. government debt securities	4.2	—	—	4.2
Asset backed securities	—	4.0	—	4.0
Other investments	—	0.8	—	0.8
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	9.9	9.9
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
	$110.8	$40.4	$13.7	$164.9
Liabilities
Foreign exchange forward contracts	$—	$(0.2)	$—	$(0.2)
	$—	$(0.2)	$—	$(0.2)

	February 22, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.4	$—	$—	$150.4
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	44.1	—	44.1
Corporate debt securities	—	30.3	—	30.3
U.S. government debt securities	4.4	—	—	4.4
Asset backed securities	—	5.5	—	5.5
Municipal debt securities	—	14.1	—	14.1
Other investments	—	2.1	—	2.1
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	9.8	9.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.5	3.5
	$158.3	$97.4	$13.3	$269.0
Liabilities
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 24, 2013:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 22, 2013	$9.8	$3.5
Unrealized gain on investments	0.1	0.4
Other-than-temporary impairments	—	—
Currency translation adjustment	—	(0.1)
Balance as of May 24, 2013	$9.9	$3.8

6.	INVENTORIES

Inventories	May 24, 2013	February 22, 2013
Raw materials	$62.1	$58.7
Work-in-process	13.2	13.2
Finished goods	92.9	87.0
	168.2	158.9
Less LIFO reserve	21.4	21.4
	$146.8	$137.5

The portion of inventories determined by the LIFO method was $69.6 as of May 24, 2013 and $70.2 as of February 22, 2013.

7.	STOCK INCENTIVE PLAN
Performance Units
In Q1 2014, we awarded 419,724 performance units ("PSUs") to our executive officers. Of the PSUs awarded, 209,862 units are earned after a three-year performance period, from 2014 through 2016, based on our total shareholder return relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 419,724. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance periods. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $15.51 per unit for these PSUs, compared to $11.92 and $16.56 per unit for PSUs granted in 2013 and 2012, respectively. The weighted average grant date fair values were determined using the following assumptions:

	2014 Awards	2013 Awards	2012 Awards
Three-year risk-free interest rate (1)	0.3%	0.5%	1.4%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	44.7%	49.8%	50.9%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The remaining 209,862 PSUs awarded during Q1 2014 are earned after a three-year performance period, from 2014 through 2016, based on our three-year average return on invested capital, which is a performance condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be earned can range from 0% to 200% of the target amount, therefore the maximum number of shares that can be issued under this award is 419,724. These units are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of PSUs that will ultimately be earned changes. The weighted average grant date fair value of these PSUs was $12.66. The fair value is equal to the closing stock price on the date of grant.
For all PSUs awarded in Q1 2014, dividend equivalents are calculated based on the actual number of shares earned at the end of the performance period equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. In addition, these awards will be forfeited if the participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion. If a change in control occurs at least six months following the award date, the target awards will be deemed to be earned and a pro rata number of units will be vested and paid based upon the length of time within the performance period which has elapsed prior to the effective date of the change in control.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 24, 2013 and May 25, 2012 are as follows:

	Three Months Ended
Performance Units	May 24, 2013	May 25, 2012
Expense	$5.2	$3.4
Tax benefit	2.0	1.3
The PSU activity for the three months ended May 24, 2013 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,932,030	$13.96
Granted	839,448	14.08
Nonvested as of May 24, 2013	2,771,478	$14.00
As of May 24, 2013, there was $4.9 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
Restricted Stock Units
In Q1 2014, we awarded 803,993 restricted stock units ("RSUs"), of which 171,775 were awarded to our executive officers. These RSUs have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the grant date.
The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 24, 2013 and May 25, 2012 are as follows:

	Three Months Ended
Restricted Stock Units	May 24, 2013	May 25, 2012
Expense	$5.6	$1.6
Tax benefit	2.0	0.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU activity for the three months ended May 24, 2013 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,221,227	$9.42
Granted	803,993	12.72
Vested	(19,892)	8.13
Forfeited	(12,000)	9.09
Nonvested as of May 24, 2013	1,993,328	$10.76

As of May 24, 2013, there was $9.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

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
Corporate costs include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three months ended May 24, 2013 and May 25, 2012 and total assets as of May 24, 2013 and February 22, 2013 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 24, 2013	May 25, 2012
Revenue
Americas	$478.8	$479.2
EMEA	126.7	129.2
Other	61.6	66.8
	$667.1	$675.2
Operating income (loss)
Americas	$38.7	$34.5
EMEA	(10.3)	(8.8)
Other	1.9	0.6
Corporate	(9.9)	(7.0)
	$20.4	$19.3

Reportable Segment Balance Sheet Data	May 24, 2013	February 22, 2013
Total assets
Americas	$924.5	$876.6
EMEA	270.8	278.1
Other	164.2	155.9
Corporate	258.7	379.0
	$1,618.2	$1,689.6

9.	RESTRUCTURING ACTIVITIES
In Q1 2014, we announced restructuring actions in EMEA to improve our global competitiveness by reorganizing the sales, marketing and support functions in France. We currently estimate the cash restructuring costs associated with these actions will be approximately $5, with approximately $4 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $1.8 of employee termination costs and $0.3 of business exit and other related costs in the EMEA segment during the three months ended May 24, 2013.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We incurred $0.9 of business exit and other related costs in the Americas segment during the three months ended May 24, 2013. These restructuring actions are now substantially complete.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended
Restructuring Costs	May 24, 2013	May 25, 2012
Cost of sales
Americas	$0.2	$4.8
EMEA	—	0.3
	0.2	5.1
Operating expenses
Americas	1.0	—
EMEA	3.2	—
	4.2	—
Total	$4.4	$5.1

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 24, 2013:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	3.0	1.4	4.4
Payments	(3.3)	(0.8)	(4.1)
Adjustments	(0.3)	—	(0.3)
Reserve balance as of May 24, 2013	$7.2	$3.9	$11.1
The employee termination costs reserve balance as of May 24, 2013 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 22, 2013. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Financial Summary
Results of Operations

	Three Months Ended
Statement of Operations Data	May 24, 2013		May 25, 2012
Revenue	$667.1	100.0%	$675.2	100.0%
Cost of sales	457.2	68.5	474.1	70.2
Restructuring costs	0.2	—	5.1	0.8
Gross profit	209.7	31.5	196.0	29.0
Operating expenses	185.1	27.8	176.7	26.2
Restructuring costs	4.2	0.6	—	—
Operating income	20.4	3.1	19.3	2.8
Interest expense, investment income and other income, net	(2.6)	(0.4)	0.4	0.1
Income before income tax expense	17.8	2.7	19.7	2.9
Income tax expense	4.6	0.7	6.5	0.9
Net income	$13.2	2.0%	$13.2	2.0%
Earnings per share:
Basic	$0.10		$0.10
Diluted	$0.10		$0.10

Q1 2014 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2013 revenue	$479.2	$129.2	$66.8	$675.2
Divestiture	—	(1.3)	—	(1.3)
Currency translation effects*	(1.1)	(1.7)	—	(2.8)
Q1 2013 revenue, adjusted	478.1	126.2	66.8	671.1
Q1 2014 revenue	478.8	126.7	61.6	667.1
Dealer acquisitions	—	(4.8)	—	(4.8)
Q1 2014 revenue, adjusted	478.8	121.9	61.6	662.3
Organic growth (decline) $	$0.7	$(4.3)	$(5.2)	$(8.8)
Organic growth (decline) %	—%	(3)%	(8)%	(1)%

* Currency translation effects represent the estimated net effect of translating Q1 2013 foreign currency revenues using the average exchange rates during Q1 2014.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 24, 2013		May 25, 2012
Operating income	$20.4	3.1%	$19.3	2.8%
Add: Restructuring costs	4.4	0.6	5.1	0.8
Adjusted operating income	$24.8	3.7%	$24.4	3.6%
Overview
In Q1 2014, we experienced an organic revenue decline of 1% compared to the prior year. The prior year included $20 of revenue from two particularly large projects in the energy sector. The Americas posted organic revenue growth of less than 1% over the prior year, marking its thirteenth consecutive quarter of organic growth but representing a lower level of growth than the segment has experienced over that period. However, Q1 2014 orders grew approximately 7% over the prior year, and order patterns during the quarter resulted in a customer backlog at the end of the quarter which was approximately 10% higher than the prior year. EMEA results remain concerning due to the challenging economic environment in Western Europe, and revenue trends by market continue to be mixed. Although EMEA experienced an organic revenue decline in Q1 2014, operating results improved, driven in part by continued benefits from cost reduction measures previously implemented. The Other category also experienced an organic revenue decline but improved operating results, primarily driven by gross margin improvements in Asia Pacific. Additionally, while order patterns remained mixed in the Other category, orders in Asia Pacific grew in Q1 2014 when compared to Q1 2013.
We recorded net income of $13.2 in both Q1 2014 and Q1 2013. Improved operating results and lower income tax expense in Q1 2014 were offset by lower gains in the cash surrender value of variable life company owned life insurance (“COLI”) and lower other income.
Revenue was $667.1 in Q1 2014 compared to $675.2 in Q1 2013. Organic revenue declined 1% after adjusting for currency translation effects and the impact of recent dealer acquisitions, net of a divestiture. Organic revenue growth in the Americas was less than 1% while EMEA and the Other category declined by 3% and 8%, respectively. Current quarter revenue continued to include a higher than normal mix of project business from some of the company's largest corporate customers.
Operating income was $20.4 in Q1 2014 compared to $19.3 in the prior year. Q1 2014 adjusted operating income of $24.8 increased by $0.4 compared to Q1 2013 adjusted operating income of $24.4. Net benefits from pricing adjustments and recent restructuring actions in the Americas were largely offset by higher operating expenses.
Cost of sales was 68.5% of revenue in Q1 2014, a 170 basis point improvement compared to Q1 2013. The improvement was primarily driven by net benefits from pricing adjustments and recent restructuring actions in the Americas.
Operating expenses in Q1 2014 of $185.1 increased by $8.4 compared to Q1 2013 operating expenses of $176.7. Q1 2014 included a $3.2 increase in variable compensation and $2.2 of operating expenses related to recent dealer acquisitions, net of a divestiture. The remaining increase primarily related to deferred compensation and increased spending on sales, product development and other initiatives in the Americas.
We recorded restructuring costs of $4.4 in Q1 2014, which included $3.2 associated with actions in EMEA and $0.9 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group. In Q1 2013, we recorded restructuring costs of $5.1, $4.5 of which was associated with the North America plant closures announced in Q4 2011.
Our Q1 2014 effective tax rate was 25.8% which is below the U.S. federal statutory tax rate of 35%. The difference was primarily driven by favorable discrete tax items of $1.6. The Q1 2013 effective tax rate was 33.0%.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 24, 2013	May 25, 2012
Interest expense	$(4.4)	$(4.5)
Investment income	0.6	1.1
Other income (expense), net:
Equity in income of unconsolidated ventures	1.7	2.2
Miscellaneous, net	(0.5)	1.6
Total other income, net	1.2	3.8
Total interest expense, investment income and other income, net	$(2.6)	$0.4
The Q1 2014 decrease in investment income was primarily driven by lower gains in the cash surrender value of variable life COLI. Other income, net declined in Q1 2014 primarily due to a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
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

	Three Months Ended
Statement of Operations Data — Americas	May 24, 2013		May 25, 2012
Revenue	$478.8	100.0%	$479.2	100.0%
Cost of sales	323.5	67.6	333.7	69.6
Restructuring costs	0.2	—	4.8	1.0
Gross profit	155.1	32.4	140.7	29.4
Operating expenses	115.4	24.1	106.2	22.2
Restructuring costs	1.0	0.2	—	—
Operating income	$38.7	8.1%	$34.5	7.2%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 24, 2013		May 25, 2012
Operating income	$38.7	8.1%	$34.5	7.2%
Add: restructuring costs	1.2	0.2	4.8	1.0
Adjusted operating income	$39.9	8.3%	$39.3	8.2%

Operating income in the Americas of $38.7 in Q1 2014 increased by $4.2 compared to Q1 2013 operating income of $34.5. Adjusted operating income increased by $0.6 in Q1 2014 compared to Q1 2013. The improvement was driven by net benefits from pricing adjustments and recent restructuring actions, offset in part by higher variable compensation and increased spending in sales, product development and other initiatives.
The Americas revenue represented 71.8% of consolidated revenue in Q1 2014. Revenue for Q1 2014 was $478.8 compared to $479.2 in Q1 2013. After adjusting for currency translation effects, organic revenue growth was $0.7 or 0% compared to the prior year which included $20 of revenue from two large projects in the energy sector. Current quarter orders and customer backlog grew 7% and 10%, respectively, compared to the prior year, driven by a high level of activity during May. Revenue growth in Q1 2014 is categorized as follows:

•	Product categories — Six out of nine categories grew in Q1 2014, led by Technology, Turnstone and Architectural Solutions. The Wood category declined due to large projects in the prior year.

•	Vertical markets — Information Technology, Technical/Professional and Manufacturing experienced strong growth while Energy declined significantly, due to large projects in the prior year.

•	Geographic regions — Strength in the East Business Group was offset by a decline in the South Business Group.

•	Contract type — Marketing business grew modestly but was offset by declines in project business, which included two large projects in the prior year, and continuing business.
Cost of sales improved to 67.6% of revenue in Q1 2014 compared to 69.6% of revenue in Q1 2013. The improvement was largely driven by net benefits from pricing adjustments and recent restructuring actions.
Operating expenses increased by $9.2 in Q1 2014 compared to the same period last year. The increase primarily related to $3.2 of higher variable compensation expense. The remaining increase related to higher spending on sales, product development and other initiatives.
Restructuring costs of $1.2 in Q1 2014 included $0.9 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 24, 2013		May 25, 2012
Revenue	$126.7	100.0%	$129.2	100.0%
Cost of sales	94.0	74.2	96.0	74.3
Restructuring costs	—	—	0.3	0.2
Gross profit	32.7	25.8	32.9	25.5
Operating expenses	39.8	31.4	41.7	32.3
Restructuring costs	3.2	2.5	—	—
Operating loss	$(10.3)	(8.1)%	$(8.8)	(6.8)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended
	May 24, 2013		May 25, 2012
Operating loss	$(10.3)	(8.1)%	$(8.8)	(6.8)%
Add: restructuring costs	3.2	2.5	0.3	0.2
Adjusted operating loss	$(7.1)	(5.6)%	$(8.5)	(6.6)%

EMEA reported an operating loss of $10.3 in Q1 2014 compared to an operating loss of $8.8 in Q1 2013. The adjusted operating loss recorded in Q1 2014 was $7.1 compared to $8.5 in the same period of the prior year. The improvement was primarily driven by lower operating costs offset in part by the organic revenue decline.
EMEA revenue represented 19.0% of consolidated revenue in Q1 2014. Revenue for Q1 2014 was $126.7 compared to $129.2 in Q1 2013. After adjusting for $1.7 of currency translation effects and $3.5 of revenue from recent dealer acquisitions, net of a divestiture, the organic revenue decline was $4.3 or 3%. Organic revenue growth in the Middle East and Africa (as a group), the export markets of the central, eastern and southern parts of Europe (as a group) and Germany was more than offset by declines in France, Northern Europe and Iberia.
Cost of sales was flat at 74.2% of revenue in Q1 2014 compared to 74.3% of revenue in Q1 2013.
Q1 2014 operating expenses decreased by $1.9 as $2.2 of additional operating expenses related to dealer acquisitions, net of a divestiture, was more than offset by the benefits from recent restructuring actions and cost containment efforts.
Restructuring costs of $3.2 are primarily associated with the reorganization of the sales, marketing and support functions in France, which is currently under consultation with the local works council.
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

	Three Months Ended
Statement of Operations Data — Other	May 24, 2013		May 25, 2012
Revenue	$61.6	100.0%	$66.8	100.0%
Cost of sales	39.7	64.5	44.4	66.5
Restructuring costs	—	—	—	—
Gross profit	21.9	35.5	22.4	33.5
Operating expenses	20.0	32.5	21.8	32.6
Restructuring costs	—	—	—	—
Operating income	$1.9	3.0%	$0.6	0.9%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	May 24, 2013		May 25, 2012
Operating income	$1.9	3.0%	$0.6	0.9%
Add: restructuring costs	—	—	—	—
Adjusted operating income	$1.9	3.0%	$0.6	0.9%
The Other category reported operating income of $1.9 in Q1 2014 compared to operating income of $0.6 in Q1 2013. The increase was primarily driven by higher gross margins and lower operating expenses in Asia Pacific and was accomplished despite lower revenue in the current quarter.

Q1 2014 revenue decreased by $5.2 or 7.8% compared to the prior year. Revenue declined in Asia Pacific (primarily in China) and PolyVision but grew at Designtex.
Cost of sales as a percent of revenue was 64.5% in Q1 2014 compared to 66.5% in Q1 2013, a 200 basis point improvement. The improvement was driven by benefits from business mix shifts and higher absorption of fixed costs in Asia Pacific partially offset by a higher mix of lower-margin project business in PolyVision.
Q1 2014 operating expenses decreased by $1.8 compared to Q1 2013. The decrease was primarily driven by cost containment efforts in Asia Pacific.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended
Statement of Operations Data — Corporate	May 24, 2013	May 25, 2012
Operating expenses	$9.9	$7.0

Operating expenses in Q1 2014 increased primarily due to earnings associated with deferred compensation and higher variable compensation expense.
Liquidity and Capital Resources
Based on current business conditions, we target a minimum of $75 to $150 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility.

Primary Liquidity Sources	May 24, 2013	February 22, 2013
Cash and cash equivalents	$103.1	$150.4
Short-term investments	43.7	100.5
Variable life company-owned life insurance	116.0	116.2
Availability under credit facilities	166.0	174.2
Total liquidity	$428.8	$541.3

As of May 24, 2013, we held a total of $146.8 in cash and cash equivalents and short-term investments. All of our short-term investments are located in the U.S. Of our total $103.1 in cash and cash equivalents, approximately 42% was located in the U.S. and the remaining 58% was located outside of the U.S., primarily in France, China, Mexico and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries, available to repay intercompany debt or to be utilized to meet local working capital requirements.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of U.S. agency debt securities, corporate debt securities and U.S. government debt securities.
Our investments in variable life COLI are recorded at their net cash surrender value. We believe the financial strength of the issuing insurance companies associated with our variable life COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 24, 2013 and May 25, 2012:

	Three Months Ended
Cash Flow Data	May 24, 2013	May 25, 2012
Net cash provided by (used in):
Operating activities	$(39.3)	$(36.9)
Investing activities	38.7	30.9
Financing activities	(45.9)	(23.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.7)
Net decrease in cash and cash equivalents	(47.3)	(31.6)
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$103.1	$80.5
Cash provided by operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 24, 2013	May 25, 2012
Net income	$13.2	$13.2
Depreciation and amortization	14.1	13.6
Changes in cash surrender value of COLI	(1.2)	(1.7)
Deferred income taxes	0.7	8.0
Non-cash stock compensation	10.8	5.0
Changes in operating assets and liabilities:
Accounts receivable, inventories and accounts payable	(12.9)	(32.7)
Employee compensation liabilities	(48.0)	(36.7)
Employee benefit obligations	(16.4)	(12.3)
Other assets and liabilities	(2.9)	3.1
Other	3.3	3.6
Net cash used in operating activities	$(39.3)	$(36.9)
The change in cash used in operating activities in Q1 2014 compared to Q1 2013 was primarily due to higher variable compensation payments, largely offset by a lower use of cash from changes in working capital.
Cash provided by investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 24, 2013	May 25, 2012
Capital expenditures	$(18.4)	$(10.1)
Proceeds from disposal of fixed assets	0.9	14.1
Purchases of short-term investments	(9.8)	(6.4)
Liquidations of short-term investments	66.4	33.2
Other	(0.4)	0.1
Net cash provided by investing activities	$38.7	$30.9
Capital expenditures in Q1 2014 were primarily related to investments in product development, manufacturing operations and showrooms. In Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7. The increase in liquidations of short-term investments in Q1 2014 compared to Q1 2013 was primarily due to funding requirements for increased variable compensation payments.

Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 24, 2013	May 25, 2012
Dividends paid	(12.5)	(11.6)
Common stock repurchases	(31.7)	(11.8)
Other	(1.7)	(0.5)
Net cash used in financing activities	$(45.9)	$(23.9)
We paid dividends of $0.10 per common share during Q1 2014 and $0.09 per share during Q1 2013.
In Q1 2014, we made common stock repurchases of 2,366,189 shares, all of which related to our Class A Common Stock. As of the end of Q1 2014, we had $109.9 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q1 2014, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2014, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 24, 2013 were:

Liquidity Facilities	May 24, 2013
Global committed bank facility	$125.0
Various uncommitted lines	41.0
Total credit lines available	166.0
Less: Borrowings outstanding	—
Available capacity	$166.0
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in Q1 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of May 24, 2013, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 24, 2013. In addition, we have a revolving letter of credit agreement for $12.9 of which $10.9 was utilized primarily related to our self-insured workers’ compensation programs as of May 24, 2013. There were no draws on our standby letters of credit during Q1 2014.
Total consolidated debt as of May 24, 2013 was $288.4. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 24, 2013 of $37.8. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
We expect capital expenditures to total approximately $80 in 2014 compared to $74 in 2013. This amount includes global product development projects and manufacturing investments in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On June 20, 2013, we announced a quarterly dividend on our common stock of $0.10 per share, or $12.6, to be paid in Q2 2014. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2014, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 24, 2013 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2013. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2014, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2014, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q1 2014, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 24, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 24, 2013, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
02/22/2013 - 03/29/2013	357,836	$15.20	—	$136.2
03/30/2013 - 04/26/2013	1,875,953	$13.18	1,872,900	$111.5
04/27/2013 - 05/24/2013	132,400	$12.40	132,400	$109.9
Total	2,366,189	(2)	2,005,300
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)
360,889 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of performance unit and restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 25, 2013

Exhibit Index

Exhibit No.	Description

10.1	Agreement dated March 8, 2013 between Steelcase Inc. and Sara E. Armbruster
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document