Form 10-Q
period 2013-08-23
STEELCASE INC
filed 2013-09-24
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 23, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 19, 2013, Steelcase Inc. had 89,986,773 shares of Class A Common Stock and 33,899,979 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Revenue	$757.6	$744.9	$1,424.7	$1,420.1
Cost of sales	513.4	513.4	970.6	987.5
Restructuring costs	(0.1)	3.4	0.1	8.5
Gross profit	244.3	228.1	454.0	424.1
Operating expenses	188.9	181.0	374.0	357.7
Restructuring costs	3.4	0.3	7.6	0.3
Operating income	52.0	46.8	72.4	66.1
Interest expense	(4.5)	(4.6)	(8.9)	(9.1)
Investment income (loss)	(1.8)	1.3	(1.2)	2.4
Other income, net	0.6	1.7	1.8	5.5
Income before income tax expense	46.3	45.2	64.1	64.9
Income tax expense	18.7	15.7	23.3	22.2
Net income	$27.6	$29.5	$40.8	$42.7
Earnings per share:
Basic	$0.22	$0.23	$0.32	$0.33
Diluted	$0.22	$0.23	$0.32	$0.33
Dividends declared and paid per common share	$0.10	$0.09	$0.20	$0.18

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Net income	$27.6	$29.5	$40.8	$42.7
Other comprehensive income (loss), net:
Unrealized gain on investments	—	0.6	0.2	0.7
Minimum pension liability	(1.4)	(1.5)	(2.4)	(3.0)
Foreign currency translation adjustments	0.7	2.9	(0.8)	(12.4)
Total other comprehensive income (loss), net	(0.7)	2.0	(3.0)	(14.7)
Comprehensive income	$26.9	$31.5	37.8	28.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 23, 2013	February 22, 2013
ASSETS
Current assets:
Cash and cash equivalents	$127.8	$150.4
Short-term investments	43.4	100.5
Accounts receivable, net of allowances of $11.7 and $14.5	331.5	287.3
Inventories	154.5	137.5
Deferred income taxes	44.5	56.2
Other current assets	55.5	46.7
Total current assets	757.2	778.6
Property, plant and equipment, net of accumulated depreciation of $1,220.5 and $1,221.4	361.7	353.2
Company-owned life insurance	225.5	225.8
Deferred income taxes	109.7	101.7
Goodwill	120.6	121.4
Other intangible assets, net	18.0	19.2
Other assets	95.0	89.7
Total assets	$1,687.7	$1,689.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227.1	$198.6
Short-term borrowings and current maturities of long-term debt	2.5	2.6
Accrued expenses:
Employee compensation	112.0	129.4
Employee benefit plan obligations	17.3	23.8
Other	151.6	130.4
Total current liabilities	510.5	484.8
Long-term liabilities:
Long-term debt less current maturities	285.2	286.4
Employee benefit plan obligations	156.2	158.0
Other long-term liabilities	75.4	92.4
Total long-term liabilities	516.8	536.8
Total liabilities	1,027.3	1,021.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	6.9	27.2
Accumulated other comprehensive loss	(7.2)	(4.2)
Retained earnings	660.7	645.0
Total shareholders’ equity	660.4	668.0
Total liabilities and shareholders’ equity	$1,687.7	$1,689.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 23, 2013	August 24, 2012
OPERATING ACTIVITIES
Net income	$40.8	$42.7
Depreciation and amortization	28.9	27.4
Changes in cash surrender value of company-owned life insurance	0.3	(4.5)
Changes in deferred income taxes	0.1	11.8
Non-cash stock compensation	12.5	6.4
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(32.8)	(33.7)
Employee compensation liabilities	(31.3)	(26.3)
Employee benefit obligations	(12.2)	(8.6)
Other assets and liabilities	4.5	6.5
Other	6.3	7.5
Net cash provided by operating activities	17.1	29.2
INVESTING ACTIVITIES
Capital expenditures	(36.4)	(25.8)
Proceeds from disposal of fixed assets	1.6	14.1
Purchases of short-term investments	(17.8)	(14.3)
Liquidations of short-term investments	74.5	41.7
Other	(1.5)	(10.9)
Net cash provided by investing activities	20.4	4.8
FINANCING ACTIVITIES
Dividends paid	(25.1)	(23.0)
Common stock repurchases	(31.8)	(19.4)
Other	(2.3)	0.4
Net cash used in financing activities	(59.2)	(42.0)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.9)
Net decrease in cash and cash equivalents	(22.6)	(8.9)
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$127.8	$103.2

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Net income	$27.6	$29.5	$40.8	$42.7
Adjustment for earnings attributable to participating securities	(0.5)	(0.4)	(0.6)	(0.6)
Net income used in calculating earnings per share	$27.1	$29.1	$40.2	$42.1
Weighted-average common shares outstanding including participating securities (in millions)	125.9	127.1	126.2	127.9
Adjustment for participating securities (in millions)	(2.0)	(1.8)	(1.9)	(1.9)
Shares used in calculating basic earnings per share (in millions)	123.9	125.3	124.3	126.0
Effect of dilutive stock-based compensation (in millions)	1.9	0.6	1.9	0.5
Shares used in calculating diluted earnings per share (in millions)	125.8	125.9	126.2	126.5
Earnings per share:
Basic	$0.22	$0.23	$0.32	$0.33
Diluted	$0.22	$0.23	$0.32	$0.33
Total common shares outstanding at period end (in millions)	123.9	125.1	123.9	125.1

Anti-dilutive options and performance units excluded from computation of diluted earnings per share (in millions)	—	0.9	—	0.9

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 23, 2013:

	Unrealized gain on investments	Minimum pension liability	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of May 24, 2013	$0.8	$17.9	$(0.1)	$(25.1)	$(6.5)
Other comprehensive income before reclassifications	0.2	—	—	0.7	0.9
Amounts reclassified from accumulated other comprehensive (loss)	(0.2)	(1.4)	—	—	(1.6)
Net current period other comprehensive income (loss)	—	(1.4)	—	0.7	(0.7)
Balance as of August 23, 2013	$0.8	$16.5	$(0.1)	$(24.4)	$(7.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 23, 2013:

	Unrealized gain on investments	Minimum pension liability	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2013	$0.6	$18.9	$(0.1)	$(23.6)	$(4.2)
Other comprehensive income (loss) before reclassifications	0.3	—	—	(0.8)	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	(2.4)	—	—	(2.5)
Net current period other comprehensive income (loss)	0.2	(2.4)	—	(0.8)	(3.0)
Balance as of August 23, 2013	$0.8	$16.5	$(0.1)	$(24.4)	$(7.2)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 23, 2013:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Three Months Ended	Six Months Ended
	August 23, 2013	August 23, 2013
Unrealized gains on investments	$(0.2)	$(0.1)	Other income
	—	—	Income tax expense
	(0.2)	(0.1)	Net income

Amortization of defined benefit pension items:
Actuarial losses	0.1	0.2	Cost of sales
Actuarial losses	0.2	0.5	Operating expenses
Prior service cost	(1.2)	(2.2)	Cost of sales
Prior service cost	(1.3)	(2.4)	Operating expenses
	0.8	1.5	Income tax expense
	(1.4)	(2.4)	Net of Tax
Total reclassifications	$(1.6)	$(2.5)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $287.7 and $289.0 as of August 23, 2013 and February 22, 2013, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $319 and $321 as of August 23, 2013 and February 22, 2013, respectively.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 23, 2013 and February 22, 2013 are summarized below:

	August 23, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$127.8	$—	$—	$127.8
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	19.3	—	19.3
Corporate debt securities	—	15.3	—	15.3
U.S. government debt securities	4.1	—	—	4.1
Asset backed securities	—	3.9	—	3.9
Other investments	—	0.8	—	0.8
Foreign exchange forward contracts	—	0.3	—	0.3
Auction rate securities	—	—	9.9	9.9
Canadian asset-backed commercial paper restructuring notes	—	—	3.7	3.7
	$135.4	$39.6	$13.6	$188.6
Liabilities
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

	February 22, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.4	$—	$—	$150.4
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	44.1	—	44.1
Corporate debt securities	—	30.3	—	30.3
U.S. government debt securities	4.4	—	—	4.4
Asset backed securities	—	5.5	—	5.5
Municipal debt securities	—	14.1	—	14.1
Other investments	—	2.1	—	2.1
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	9.8	9.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.5	3.5
	$158.3	$97.4	$13.3	$269.0
Liabilities
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 23, 2013:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 22, 2013	$9.8	$3.5
Unrealized gain on investments	0.1	0.4
Other-than-temporary impairments	—	—
Currency translation adjustment	—	(0.2)
Balance as of August 23, 2013	$9.9	$3.7

6.	INVENTORIES

Inventories	August 23, 2013	February 22, 2013
Raw materials	$63.8	$58.7
Work-in-process	12.5	13.2
Finished goods	99.5	87.0
	175.8	158.9
Less LIFO reserve	21.3	21.4
	$154.5	$137.5
The portion of inventories determined by the LIFO method was $68.9 as of August 23, 2013 and $70.2 as of February 22, 2013.

7.	STOCK INCENTIVE PLAN
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 23, 2013 and August 24, 2012 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Expense	$0.2	$0.7	$5.4	$4.1
Tax benefit	0.1	0.3	2.1	1.6
The PSU activity for the six months ended August 23, 2013 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,932,030	$13.96
Granted	839,448	14.08
Forfeited	(87,100)	$12.59
Nonvested as of August 23, 2013	2,684,378	$14.04
As of August 23, 2013, there was $4.1 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
Restricted Stock Units
During the six months ended August 23, 2013, we awarded 807,313 restricted stock units ("RSUs"), of which 171,775 were awarded to our executive officers. These RSUs have restrictions on transfer, the majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 23, 2013 and August 24, 2012 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Expense	$1.2	$0.6	$6.8	$2.2
Tax benefit	0.2	0.2	2.2	0.8
The RSU activity for the six months ended August 23, 2013 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,221,227	$9.42
Granted	807,313	12.73
Vested	(26,492)	8.00
Forfeited	(36,450)	9.76
Nonvested as of August 23, 2013	1,965,598	$10.79
As of August 23, 2013, there was $7.9 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and six months ended August 23, 2013 and August 24, 2012 and total assets as of August 23, 2013 and February 22, 2013 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Revenue
Americas	$558.7	$539.8	$1,037.5	$1,019.0
EMEA	132.4	140.0	259.1	269.2
Other	66.5	65.1	128.1	131.9
	$757.6	$744.9	$1,424.7	$1,420.1
Operating income (loss)
Americas	$78.3	$57.4	$117.0	$91.9
EMEA	(15.1)	(4.4)	(25.4)	(13.2)
Other	1.1	2.2	3.0	2.8
Corporate	(12.3)	(8.4)	(22.2)	(15.4)
	$52.0	$46.8	$72.4	$66.1

Reportable Segment Balance Sheet Data	August 23, 2013	February 22, 2013
Total assets
Americas	$965.5	$876.6
EMEA	267.8	278.1
Other	159.4	155.9
Corporate	295.0	379.0
	$1,687.7	$1,689.6

9.	RESTRUCTURING ACTIVITIES
In Q1 2014, we announced restructuring actions in EMEA to improve our global competitiveness by reorganizing the sales, marketing and support functions in France. In Q2 2014, we completed negotiations with the works councils related to these actions. We currently estimate the cash restructuring costs associated with these actions will be approximately $6, with approximately $5 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $2.9 and $4.7 of employee termination costs in the EMEA segment during the three and six months ended August 23, 2013, respectively. We incurred $0.6 and $0.9 of business exit and other related costs in the EMEA segment during the three and six months ended August 23, 2013, respectively.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We incurred $0.1 and $1.0 of business exit and other related costs in the Americas segment during the three and six months ended August 23, 2013. These restructuring actions are substantially complete.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended		Six Months Ended
Restructuring Costs	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Cost of sales
Americas	$(0.1)	$3.4	$0.1	$8.2
EMEA	—	—	—	0.3
Other	—	—	—	—
	(0.1)	3.4	0.1	8.5
Operating expenses
Americas	0.1	—	1.1	—
EMEA	3.3	—	6.5	—
Other	—	0.3	—	0.3
	3.4	0.3	7.6	0.3
Total	$3.3	$3.7	$7.7	$8.8
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 23, 2013:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	5.7	2.0	7.7
Payments	(3.9)	(1.9)	(5.8)
Adjustments	(0.3)	0.2	(0.1)
Reserve balance as of August 23, 2013	$9.3	$3.6	$12.9
The employee termination costs reserve balance as of August 23, 2013 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Financial Summary
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Revenue	$757.6	100.0%	$744.9	100.0%	$1,424.7	100.0%	$1,420.1	100.0%
Cost of sales	513.4	67.8	513.4	68.9	970.6	68.1	987.5	69.5
Restructuring costs	(0.1)	—	3.4	0.5	0.1	—	8.5	0.6
Gross profit	244.3	32.2	228.1	30.6	454.0	31.9	424.1	29.9
Operating expenses	188.9	24.9	181.0	24.3	374.0	26.3	357.7	25.2
Restructuring costs	3.4	0.4	0.3	—	7.6	0.5	0.3	—
Operating income	52.0	6.9	46.8	6.3	72.4	5.1	66.1	4.7
Interest expense, investment income and other income, net	(5.7)	(0.8)	(1.6)	(0.2)	(8.3)	(0.6)	(1.2)	(0.1)
Income before income tax expense	46.3	6.1	45.2	6.1	64.1	4.5	64.9	4.6
Income tax expense	18.7	2.5	15.7	2.1	23.3	1.6	22.2	1.6
Net income	$27.6	3.6%	$29.5	4.0%	$40.8	2.9%	$42.7	3.0%
Earnings per share:
Basic	$0.22		$0.23		$0.32		$0.33
Diluted	$0.22		$0.23		$0.32		$0.33

Q2 2014 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q2 2013 revenue	$539.8	$140.0	$65.1	$744.9
Divestiture	—	(2.0)	—	(2.0)
Currency translation effects*	(0.8)	6.4	(0.4)	5.2
Q2 2013 revenue, adjusted	539.0	144.4	64.7	748.1
Q2 2014 revenue	558.7	132.4	66.5	757.6
Dealer acquisitions	—	(6.2)	—	(6.2)
Q2 2014 revenue, adjusted	558.7	126.2	66.5	751.4
Organic growth (decline) $	$19.7	$(18.2)	$1.8	$3.3
Organic growth (decline) %	4%	(13)%	3%	—%

* Currency translation effects represent the estimated net effect of translating Q2 2013 foreign currency revenues using the average exchange rates during Q2 2014.

Year-to-Date 2014 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2013 revenue	$1,019.0	$269.2	$131.9	$1,420.1
Divestitures	—	(3.3)	—	(3.3)
Currency translation effects*	(1.9)	4.7	(0.4)	2.4
Year-to-date 2013 revenue, adjusted	1,017.1	270.6	131.5	1,419.2
Year-to-date 2014 revenue	1,037.5	259.1	128.1	1,424.7
Dealer acquisitions	—	(11.0)	—	(11.0)
Year-to-date 2014 revenue, adjusted	1,037.5	248.1	128.1	1,413.7
Organic growth (decline) $	$20.4	$(22.5)	$(3.4)	$(5.5)
Organic growth (decline) %	2%	(8)%	(3)%	—%

* Currency translation effects represent the estimated net effect of translating year-to-date 2013 foreign currency revenues using the average exchange rates during year-to-date 2014.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Operating income	$52.0	6.9%	$46.8	6.3%	$72.4	5.1%	$66.1	4.7%
Add: Restructuring costs	3.3	0.4	3.7	0.5	7.7	0.5	8.8	0.6
Adjusted operating income	$55.3	7.3%	$50.5	6.8%	$80.1	5.6%	$74.9	5.3%
Overview
In Q2 2014, we experienced organic revenue growth of less than 1% compared to the prior year. The Americas posted organic revenue growth of 4% over the prior year, marking its fourteenth consecutive quarter of organic growth. In the Americas, Q2 2014 orders grew approximately 10% over the prior year, and order patterns during the quarter resulted in a customer backlog at the end of the quarter which was approximately 19% higher than the prior year. EMEA experienced an organic revenue decline of 13% due to the challenging economic environment in Western Europe, and revenue trends by market continue to be mixed. The Other category experienced organic revenue growth of 3%, as growth in PolyVision and Designtex was partially offset by a decline in Asia Pacific. While order patterns remained mixed in the Other category, orders in Asia Pacific grew by 22% in Q2 2014 when compared to Q2 2013.
Q2 2014 Compared to Q2 2013
We recorded net income of $27.6 in Q2 2014 and $29.5 in Q2 2013. Improved operating results in Q2 2014 were more than offset by the impact of a higher effective tax rate and losses in the cash surrender value of variable life company owned life insurance (“COLI”) compared to gains in the prior quarter.
Revenue was $757.6 in Q2 2014 compared to $744.9 in Q2 2013. Organic revenue growth was less than 1% after adjusting for currency translation effects and the impact of dealer acquisitions, net of a divestiture. Organic revenue growth in the Americas and the Other category of 4% and 3%, respectively, was substantially offset by an organic revenue decline in EMEA of 13%. Current quarter revenue continued to include a higher than normal mix of project business from some of the company's largest corporate customers.
Operating income was $52.0 in Q2 2014 compared to $46.8 in the prior year. Q2 2014 adjusted operating income of $55.3 increased by $4.8 compared to Q2 2013 adjusted operating income of $50.5. The improvement was driven by favorable business mix and net benefits from pricing adjustments and recent restructuring actions in the Americas, partially offset by increased losses in EMEA and reduced profitability in the Other category.
Cost of sales was 67.8% of revenue in Q2 2014, a 110 basis point improvement compared to Q2 2013. The improvement was primarily driven by favorable business mix and net benefits from pricing adjustments and recent restructuring actions in the Americas, partially offset by margin declines in EMEA and Asia Pacific.
Operating expenses in Q2 2014 of $188.9 increased by $7.9 compared to Q2 2013 operating expenses of $181.0. Q2 2014 included unfavorable currency translation effects of $1.9, additional operating expenses of $1.9 related to dealer acquisitions, net of a divestiture, $1.7 of increased environmental reserves and $0.9 of higher variable compensation. The remaining increase of $1.5 primarily related to increased spending on marketing and other initiatives in the Americas, net of various cost reduction efforts in EMEA and Asia Pacific.
We recorded restructuring costs of $3.3 in Q2 2014 associated with actions in EMEA announced in Q1 2014. In Q2 2013, we recorded restructuring costs of $3.7, $3.5 of which was associated with the North America plant closures announced in Q4 2011.
Income tax expense in Q2 2014 reflects an estimated effective tax rate for the full year of approximately 40%. The higher rate is being driven by the losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. Additionally, income tax expense in Q2 2014 included $1.0 of net discrete tax benefits and the additional expense to bring the year-to-date effective tax rate to this higher level. The Q2 2013 effective tax rate was approximately 35%.
Year-to-Date 2014 Compared to Year-to-Date 2013
We recorded year-to-date 2014 net income of $40.8 compared to year-to-date 2013 net income of $42.7. Improved operating results in year-to-date 2014 were more than offset by the impact of a higher effective tax rate, losses in the cash surrender value of variable life COLI compared to gains in the prior year-to-date period and lower other income, net.
Year-to-date 2014 revenue increased $4.6 or 0.3% compared to year-to-date 2013. After adjusting for currency translation effects and the net impacts of acquisitions and divestitures, the organic revenue decline was $5.5 or less than 1%. We realized organic revenue growth of 2% in the Americas, while EMEA and the Other category declined by 8% and 3%, respectively.
Year-to-date 2014 operating income grew to $72.4 compared to $66.1 in the prior year. Year-to-date 2014 adjusted operating income improved to $80.1 from $74.9 in the prior year. The improvement was driven by favorable business mix and net benefits from pricing adjustments and recent restructuring actions in the Americas, partially offset by increased losses in EMEA.
Year-to-date 2014 cost of sales was 68.1%, a 140 basis point improvement compared to year-to-date 2013. The improvement was primarily driven by favorable business mix and net benefits from pricing adjustments and recent restructuring actions in the Americas, partially offset by margin declines in EMEA and Asia Pacific.
Year-to-date 2014 operating expenses of $374.0 increased $16.3 compared to the same period last year. The comparison included additional operating expenses of $4.1 related to dealer acquisitions, net of a divestiture, unfavorable currency translation effects of $1.6, $4.1 of higher variable compensation and $2.1 of increased environmental reserves. The remaining increase of $4.4 over the prior year primarily related to increased spending on marketing and other initiatives in the Americas, net of various cost reduction efforts in EMEA and Asia Pacific.
We recorded year-to-date 2014 restructuring costs of $7.7 compared to $8.8 for year-to-date 2013. The year-to-date 2014 amount included $6.5 associated with actions in EMEA and $1.0 associated with the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group. The year-to-date 2013 amount included $8.0 associated with the North America plant closures announced in Q4 2011.
Our year-to-date 2014 effective tax rate was approximately 36%. This rate reflects an estimated effective tax rate for the full year of approximately 40%, partially offset by net discrete tax benefits of $2.6. Our year-to-date 2013 effective tax rate was approximately 34%.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Interest expense	$(4.5)	$(4.6)	$(8.9)	$(9.1)
Investment income (loss)	(1.8)	1.3	(1.2)	2.4
Other income (expense), net:
Equity in income of unconsolidated ventures	2.8	1.8	4.5	4.0
Miscellaneous, net	(2.2)	(0.1)	(2.7)	1.5
Total other income, net	0.6	1.7	1.8	5.5
Total interest expense, investment income and other income, net	$(5.7)	$(1.6)	$(8.3)	$(1.2)
The Q2 2014 and year-to-date 2014 investment losses compare to Q2 2013 and year-to-date 2013 investment gains. The declines were primarily due to losses in the cash surrender value of variable life COLI during Q2 2014 versus gains in Q2 2013. Other income, net declined in Q2 2014 primarily due to higher foreign currency losses, partially offset by higher income from joint ventures. Other income, net declined in year-to-date 2014 due to similar factors impacting our Q2 2014 results, as well as a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Revenue	$558.7	100.0%	$539.8	100.0%	$1,037.5	100.0%	$1,019.0	100.0%
Cost of sales	366.6	65.6	369.2	68.4	690.1	66.5	702.9	69.0
Restructuring costs	(0.1)	—	3.4	0.7	0.1	—	8.2	0.8
Gross profit	192.2	34.4	167.2	30.9	347.3	33.5	307.9	30.2
Operating expenses	113.8	20.4	109.8	20.3	229.2	22.1	216.0	21.2
Restructuring costs	0.1	—	—	—	1.1	0.1	—	—
Operating income	$78.3	14.0%	$57.4	10.6%	$117.0	11.3%	$91.9	9.0%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Operating income	$78.3	14.0%	$57.4	10.6%	$117.0	11.3%	$91.9	9.0%
Add: restructuring costs	—	—	3.4	0.7	1.2	0.1	8.2	0.8
Adjusted operating income	$78.3	14.0%	$60.8	11.3%	$118.2	11.4%	$100.1	9.8%
Operating income in the Americas of $78.3 in Q2 2014 increased by $20.9 compared to Q2 2013 operating income of $57.4. Adjusted operating income increased by $17.5 in Q2 2014 compared to Q2 2013. The improvement was driven by organic revenue growth, favorable business mix and net benefits from pricing adjustments and recent restructuring actions, offset in part by increased spending on marketing and other initiatives. The $18.1 improvement in year-to-date 2014 adjusted operating income was due to similar factors impacting the Q2 2014 results.
The Americas revenue represented 73.7% of consolidated revenue in Q2 2014. Revenue for Q2 2014 was $558.7 compared to $539.8 in Q2 2013. After adjusting for $0.8 of currency translation effects, organic revenue growth was $19.7 or 4% compared to the prior year. Current quarter orders and customer backlog grew 10% and 19%, respectively, compared to the prior year, driven by a high level of activity during August. Revenue growth in Q2 2014 is categorized as follows:

•	Product categories — Six out of nine categories grew in Q2 2014, led by Architectural Solutions, Details and Nurture. The Wood category declined due to a strong prior year.

•
Vertical markets — Insurance Services, Education and Health Care experienced strong growth while Federal Government continued to decline year-over-year, and Energy declined significantly compared to a strong prior year.

•	Geographic regions — Strength in the South and East Business Groups was more than enough to offset a decline in the West Business Group.

•	Contract type — Project business had strong growth while continuing business grew modestly.
Year-to-date 2014 organic revenue growth was $20.4 or 2%.
Cost of sales improved 280 basis point to 65.6% of revenue in Q2 2014 compared to 68.4% of revenue in Q2 2013. The improvement was largely driven by favorable business mix and net benefits from pricing adjustments and recent restructuring actions. Year-to-date 2014 cost of sales improved by 250 basis points and was affected by the same factors as the Q2 2014 results.
Operating expenses increased by $4.0 in Q2 2014 compared to the same period last year but remained flat as a percentage of sales. The increase primarily related to $1.2 of higher variable compensation expense and higher spending on marketing and other initiatives. Year-to-date 2014 operating expenses increased by $13.2. The increase primarily related to $4.4 of increased variable compensation and higher spending on sales, marketing and other initiatives.
There were net restructuring costs of zero in Q2 2014. Year-to-date 2014 restructuring costs were $1.2 and related to the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group. Restructuring costs of $3.4 in Q2 2013 and $8.2 in year-to-date 2013 primarily related to the consolidation of manufacturing facilities announced in Q4 2011.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Revenue	$132.4	100.0%	$140.0	100.0%	$259.1	100.0%	$269.2	100.0%
Cost of sales	101.9	77.0	102.6	73.3	195.9	75.6	198.6	73.8
Restructuring costs	—	—	—	—	—	—	0.3	0.1
Gross profit	30.5	23.0	37.4	26.7	63.2	24.4	70.3	26.1
Operating expenses	42.3	31.9	41.8	29.8	82.1	31.7	83.5	31.0
Restructuring costs	3.3	2.5	—	—	6.5	2.5	—	—
Operating loss	$(15.1)	(11.4)%	$(4.4)	(3.1)%	$(25.4)	(9.8)%	$(13.2)	(4.9)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Operating loss	$(15.1)	(11.4)%	$(4.4)	(3.1)%	$(25.4)	(9.8)%	$(13.2)	(4.9)%
Add: restructuring costs	3.3	2.5	—	—	6.5	2.5	0.3	0.1
Adjusted operating loss	$(11.8)	(8.9)%	$(4.4)	(3.1)%	$(18.9)	(7.3)%	$(12.9)	(4.8)%
EMEA reported an operating loss of $15.1 in Q2 2014, higher than the operating loss of $4.4 in Q2 2013. The adjusted operating loss recorded in Q2 2014 was $11.8 compared to $4.4 in the same period of the prior year. The higher losses were primarily driven by the organic revenue decline, unfavorable pricing and business mix, offset in part by lower operating costs. The year-to-date 2014 adjusted operating loss of $18.9 compared to the year-to-date 2013 operating loss of $12.9. The decline was driven by the same factors impacting our Q2 2014 results.
EMEA revenue represented 17.5% of consolidated revenue in Q2 2014. Revenue for Q2 2014 was $132.4 compared to $140.0 in Q2 2013. After adjusting for $6.4 of currency translation effects and $4.2 of revenue from dealer acquisitions, net of a divestiture, the organic revenue decline was $18.2 or 13%. The year-to-date 2014 organic revenue decline was $22.5 or 8%. For both Q2 2014 and year-to-date 2014, organic revenue growth in the export markets of the central, eastern and southern parts of Europe (as a group) and the Middle East and Africa (as a group) was more than offset by declines across Western Europe.
Cost of sales climbed to 77.0% of revenue in Q2 2014 from 73.3% of revenue in Q2 2013, a 370 basis point erosion. Year-to-date 2014 cost of sales eroded 180 basis points to 75.6%. The erosions in both Q2 2014 and year-to-date 2014 were primarily driven by lower sales volumes combined with a higher mix of lower-margin project business.
Q2 2014 operating expenses increased by $0.5. Unfavorable currency translation effects and $1.9 of additional operating expenses related to dealer acquisitions, net of a divestiture were mostly offset by the benefits from recent restructuring actions and cost containment efforts. The year-to-date 2014 operating expenses decreased by $1.4 as $4.1 of additional operating expenses related to dealer acquisitions, net of a divestiture, and unfavorable currency translation effects were more than offset by the benefits from recent restructuring actions and cost containment efforts.
Restructuring costs of $3.3 and $6.5 in Q2 2014 and year-to-date 2014, respectively, are primarily associated with the reorganization of the sales, marketing and support functions in France initiated in Q1 2014.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Revenue	$66.5	100.0%	$65.1	100.0%	$128.1	100.0%	$131.9	100.0%
Cost of sales	44.9	67.5	41.6	63.9	84.6	66.1	86.0	65.2
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	21.6	32.5	23.5	36.1	43.5	33.9	45.9	34.8
Operating expenses	20.5	30.9	21.0	32.3	40.5	31.6	42.8	32.4
Restructuring costs	—	—	0.3	0.4	—	—	0.3	0.3
Operating income	$1.1	1.6%	$2.2	3.4%	$3.0	2.3%	$2.8	2.1%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	August 23, 2013		August 24, 2012		August 23, 2013		August 24, 2012
Operating income	$1.1	1.6%	$2.2	3.4%	$3.0	2.3%	$2.8	2.1%
Add: restructuring costs	—	—	0.3	0.4	—	—	0.3	0.3
Adjusted operating income	$1.1	1.6%	$2.5	3.8%	$3.0	2.3%	$3.1	2.4%
The Other category reported operating income of $1.1 in Q2 2014 compared to $2.2 in Q2 2013. Adjusted operating income decreased by $1.4 in Q2 2014 compared to Q2 2013. A higher operating loss in Asia Pacific and lower operating income at Designtex were partially offset by higher operating income at PolyVision. Year-to-date 2014 adjusted operating income decreased by $0.1 compared to year-to-date 2013. Year-to-date 2014 adjusted operating income results were affected by the same factors as our Q2 2014 results.
Q2 2014 revenue increased by $1.4 or 2.2%. Excluding currency translation effects, the organic revenue growth was $1.8 or 3% for Q2 2014. The increase was primarily driven by increased revenues at PolyVision. Year-to-date 2014 revenue decreased $3.8 or 2.9% compared to the prior year. Excluding currency translation effects, the organic revenue decline was $3.4 or 3%. The decline was largely driven by Asia Pacific (primarily in China and Japan).
Cost of sales as a percent of revenue was 67.5% in Q2 2014 compared to 63.9% in Q2 2013, a 360 basis point erosion. Year-to-date 2014 cost of sales eroded 90 basis points to 66.1% compared to year-to-date 2013. The erosions in both Q2 2014 and year-to-date 2014 were primarily driven by a higher mix of lower-margin project business in Asia Pacific.
Q2 2014 operating expenses decreased by $0.5 compared to Q2 2013 and year-to-date 2014 operating expenses decreased by $2.3 compared to year-to-date 2013. These decreases were primarily driven by cost containment efforts in Asia Pacific.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 23, 2013	August 24, 2012	August 23, 2013	August 24, 2012
Operating expenses	$12.3	$8.4	$22.2	$15.4
Operating expenses in Q2 2014 and year-to-date 2014 included increases of $1.7 and $2.1, respectively, for environmental remediation costs associated with previously-owned manufacturing sites. The remaining increases for both Q2 2014 and year-to-date 2014 were primarily due to earnings associated with deferred compensation and higher variable compensation expense.
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

Primary Liquidity Sources	August 23, 2013	February 22, 2013
Cash and cash equivalents	$127.8	$150.4
Short-term investments	43.4	100.5
Variable life company-owned life insurance	113.8	116.2
Availability under credit facilities	166.7	174.2
Total liquidity	$451.7	$541.3

As of August 23, 2013, we held a total of $171.2 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $127.8 in cash and cash equivalents, approximately 58% was located in the U.S. and the remaining 42% was located outside of the U.S., primarily in France, China, Mexico and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries, available to repay intercompany debt or to be utilized to meet local working capital requirements.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of U.S. agency debt securities and corporate debt securities.
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
The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 23, 2013 and August 24, 2012:

	Six Months Ended
Cash Flow Data	August 23, 2013	August 24, 2012
Net cash provided by (used in):
Operating activities	$17.1	$29.2
Investing activities	20.4	4.8
Financing activities	(59.2)	(42.0)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.9)
Net decrease in cash and cash equivalents	(22.6)	(8.9)
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$127.8	$103.2

Cash provided by operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 23, 2013	August 24, 2012
Net income	$40.8	$42.7
Depreciation and amortization	28.9	27.4
Changes in cash surrender value of COLI	0.3	(4.5)
Deferred income taxes	0.1	11.8
Non-cash stock compensation	12.5	6.4
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(32.8)	(33.7)
Employee compensation liabilities	(31.3)	(26.3)
Employee benefit obligations	(12.2)	(8.6)
Other assets and liabilities	4.5	6.5
Other	6.3	7.5
Net cash provided by operating activities	$17.1	$29.2
The change in cash provided by operating activities in year-to-date 2014 compared to year-to-date 2013 was primarily due to higher utilization of foreign tax credits in year-to-date 2013.
Cash provided by investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 23, 2013	August 24, 2012
Capital expenditures	$(36.4)	$(25.8)
Proceeds from disposal of fixed assets	1.6	14.1
Purchases of short-term investments	(17.8)	(14.3)
Liquidations of short-term investments	74.5	41.7
Other	(1.5)	(10.9)
Net cash provided by investing activities	$20.4	$4.8
Capital expenditures in year-to-date 2014 were primarily related to investments in product development, manufacturing operations, and spending on corporate facilities related to campus consolidation. The increase in liquidations of short-term investments in year-to-date 2014 compared to year-to-date 2013 mainly took place in Q1 2014 and was primarily due to funding requirements for increased variable compensation payments.
In Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7. Additionally, in Q2 2013, we acquired two dealers within the EMEA segment for cash consideration of approximately $4.9.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 23, 2013	August 24, 2012
Dividends paid	(25.1)	(23.0)
Common stock repurchases	(31.8)	(19.4)
Other	(2.3)	0.4
Net cash used in financing activities	$(59.2)	$(42.0)
We paid dividends of $0.10 per common share during Q1 2014 and Q2 2014 and $0.09 per share during Q1 2013 and Q2 2013.
In Q2 2014, we made common stock repurchases of 2,342 shares to satisfy participants’ tax withholding obligations upon the vesting of performance unit and restricted stock unit grants. As of the end of Q2 2014, we had $109.9 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.

Off-Balance Sheet Arrangements
During Q2 2014, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2014, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 23, 2013 were:

Liquidity Facilities	August 23, 2013
Global committed bank facility	$125.0
Various uncommitted lines	41.7
Total credit lines available	166.7
Less: Borrowings outstanding	—
Available capacity	$166.7
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in Q1 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of August 23, 2013, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of August 23, 2013. In addition, we have a revolving letter of credit agreement for $12.9 of which $10.9 was utilized primarily related to our self-insured workers’ compensation programs as of August 23, 2013. There were no draws on our standby letters of credit during Q2 2014.
Total consolidated debt as of August 23, 2013 was $287.7. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of August 23, 2013 of $37.5. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
We currently expect capital expenditures to approximate $80 in 2014 compared to $74 in 2013. This amount includes global product development projects and manufacturing investments in both EMEA and the Americas. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On September 19, 2013, we announced a quarterly dividend on our common stock of $0.10 per share, or $12.6, to be paid in Q3 2014. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates
During Q2 2014, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 23, 2013 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2013. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2014, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2014, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q2 2014, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 23, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 23, 2013, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
05/25/2013 - 06/28/2013	1,439	$13.97	—	$109.9
06/29/2013 - 07/26/2013	—	$—	—	$109.9
07/27/2013 - 08/23/2013	903	$15.15	—	$109.9
Total	2,342	(2)	—
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

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

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 24, 2013

Exhibit Index

Exhibit No.	Description

10.1	Letter agreement dated July 17, 2013 between Steelcase Inc. and James P. Hackett (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 17, 2013 and incorporated herein by reference.