Form 10-Q
period 2013-11-22
STEELCASE INC
filed 2013-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 22, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 13, 2013, Steelcase Inc. had 90,975,167 shares of Class A Common Stock and 33,064,018 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Revenue	$784.8	$727.2	$2,209.5	$2,147.3
Cost of sales	541.1	498.0	1,511.7	1,485.5
Restructuring costs	0.9	3.3	1.0	11.8
Gross profit	242.8	225.9	696.8	650.0
Operating expenses	189.8	184.8	563.8	542.5
Goodwill and intangible asset impairment charges	12.9	—	12.9	—
Restructuring costs	0.8	2.7	8.4	3.0
Operating income	39.3	38.4	111.7	104.5
Interest expense	(4.4)	(4.2)	(13.3)	(13.3)
Investment income (loss)	0.6	1.1	(0.6)	3.5
Other income, net	3.0	1.8	4.8	7.3
Income before income tax expense	38.5	37.1	102.6	102.0
Income tax expense	15.5	13.5	38.8	35.7
Net income	$23.0	$23.6	$63.8	$66.3
Earnings per share:
Basic	$0.18	$0.19	$0.51	$0.52
Diluted	$0.18	$0.18	$0.50	$0.52
Dividends declared and paid per common share	$0.10	$0.09	$0.30	$0.27

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Net income	$23.0	$23.6	$63.8	$66.3
Other comprehensive income (loss), net:
Unrealized gain on investments	—	0.3	0.2	1.0
Minimum pension liability	(1.4)	(1.2)	(3.8)	(4.2)
Foreign currency translation adjustments	2.9	7.9	2.1	(4.5)
Total other comprehensive income (loss), net	1.5	7.0	(1.5)	(7.7)
Comprehensive income	$24.5	$30.6	62.3	58.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 22, 2013	February 22, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149.1	$150.4
Short-term investments	147.9	100.5
Accounts receivable, net of allowances of $12.4 and $14.5	359.9	287.3
Inventories	161.1	137.5
Deferred income taxes	63.5	56.2
Other current assets	63.5	46.7
Total current assets	945.0	778.6
Property, plant and equipment, net of accumulated depreciation of $1,185.2 and $1,221.4	356.1	353.2
Company-owned life insurance	152.1	225.8
Deferred income taxes	98.8	101.7
Goodwill	108.7	121.4
Other intangible assets, net	17.0	19.2
Other assets	98.1	89.7
Total assets	$1,775.8	$1,689.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235.5	$198.6
Short-term borrowings and current maturities of long-term debt	2.5	2.6
Accrued expenses:
Employee compensation	142.4	129.4
Employee benefit plan obligations	21.7	23.8
Other	178.4	130.4
Total current liabilities	580.5	484.8
Long-term liabilities:
Long-term debt less current maturities	284.6	286.4
Employee benefit plan obligations	159.6	158.0
Other long-term liabilities	77.3	92.4
Total long-term liabilities	521.5	536.8
Total liabilities	1,102.0	1,021.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	8.3	27.2
Accumulated other comprehensive loss	(5.7)	(4.2)
Retained earnings	671.2	645.0
Total shareholders’ equity	673.8	668.0
Total liabilities and shareholders’ equity	$1,775.8	$1,689.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 22, 2013	November 23, 2012
OPERATING ACTIVITIES
Net income	$63.8	$66.3
Depreciation and amortization	43.8	42.5
Changes in cash surrender value of company-owned life insurance (COLI)	(0.8)	(3.7)
Changes in deferred income taxes	(2.7)	15.3
Goodwill and intangible asset impairment charges	12.9	—
Restructuring costs	9.4	14.8
Non-cash stock compensation	14.7	7.8
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(57.4)	(29.7)
Employee compensation liabilities	(3.7)	5.4
Other assets and liabilities	21.2	11.5
Other	(4.2)	(0.4)
Net cash provided by operating activities	97.0	129.8
INVESTING ACTIVITIES
Capital expenditures	(51.9)	(49.9)
Proceeds from disposal of fixed assets	2.1	14.1
Purchases of short-term investments	(128.0)	(45.3)
Liquidations of short-term investments	80.4	47.5
Liquidations of COLI investments	74.5	—
Other	(2.0)	(16.1)
Net cash used in investing activities	(24.9)	(49.7)
FINANCING ACTIVITIES
Dividends paid	(37.6)	(34.4)
Common stock repurchases	(32.8)	(19.9)
Other	(2.7)	(1.3)
Net cash used in financing activities	(73.1)	(55.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	(1.3)	23.9
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$149.1	$136.0

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Net income	$23.0	$23.6	$63.8	$66.3
Adjustment for earnings attributable to participating securities	(0.4)	(0.3)	(1.0)	(0.9)
Net income used in calculating earnings per share	$22.6	$23.3	$62.8	$65.4
Weighted-average common shares outstanding including participating securities (in millions)	125.9	126.9	126.1	127.6
Adjustment for participating securities (in millions)	(2.0)	(1.8)	(1.9)	(1.9)
Shares used in calculating basic earnings per share (in millions)	123.9	125.1	124.2	125.7
Effect of dilutive stock-based compensation (in millions)	1.8	1.2	1.7	1.1
Shares used in calculating diluted earnings per share (in millions)	125.7	126.3	125.9	126.8
Earnings per share:
Basic	$0.18	$0.19	$0.51	$0.52
Diluted	$0.18	$0.18	$0.50	$0.52
Total common shares outstanding at period end (in millions)	124.0	125.2	124.0	125.2

Anti-dilutive options and performance units excluded from computation of diluted earnings per share (in millions)	—	0.8	—	0.8

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 22, 2013:

	Unrealized gain on investments	Minimum pension liability	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of August 23, 2013	$0.8	$16.5	$(0.1)	$(24.4)	$(7.2)
Other comprehensive income (loss) before reclassifications	—	—	—	2.9	2.9
Amounts reclassified from accumulated other comprehensive (loss)	—	(1.4)	—	—	(1.4)
Net current period other comprehensive income (loss)	—	(1.4)	—	2.9	1.5
Balance as of November 22, 2013	$0.8	$15.1	$(0.1)	$(21.5)	$(5.7)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 22, 2013:

	Unrealized gain on investments	Minimum pension liability	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2013	$0.6	$18.9	$(0.1)	$(23.6)	$(4.2)
Other comprehensive income (loss) before reclassifications	0.3	—	—	2.1	2.4
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	(3.8)	—	—	(3.9)
Net current period other comprehensive income (loss)	0.2	(3.8)	—	2.1	(1.5)
Balance as of November 22, 2013	$0.8	$15.1	$(0.1)	$(21.5)	$(5.7)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 22, 2013:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Three Months Ended	Nine Months Ended
	November 22, 2013	November 22, 2013
Unrealized gains on investments	$—	$(0.1)	Other income
	—	—	Income tax expense
	—	(0.1)	Net income

Amortization of defined benefit pension items:
Actuarial losses	—	0.2	Cost of sales
Actuarial losses	0.2	0.7	Operating expenses
Prior service cost	(1.1)	(3.3)	Cost of sales
Prior service cost	(1.3)	(3.7)	Operating expenses
	0.8	2.3	Income tax expense
	(1.4)	(3.8)	Net of Tax
Total reclassifications	$(1.4)	$(3.9)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $287.1 and $289.0 as of November 22, 2013 and February 22, 2013, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $319 and $321 as of November 22, 2013 and February 22, 2013, respectively.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 22, 2013 and February 22, 2013 are summarized below:

	November 22, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$149.1	$—	$—	$149.1
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	54.1	—	54.1
Corporate debt securities	—	71.6	—	71.6
U.S. government debt securities	6.1	—	—	6.1
Asset backed securities	—	5.7	—	5.7
Municipal debt securities	—	3.5	—	3.5
Other investments	—	6.9	—	6.9
Foreign exchange forward contracts	—	0.6	—	0.6
Auction rate securities	—	—	9.9	9.9
Canadian asset-backed commercial paper restructuring notes	—	—	3.8	3.8
	$158.7	$142.4	$13.7	$314.8
Liabilities
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

	February 22, 2013
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.4	$—	$—	$150.4
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	44.1	—	44.1
Corporate debt securities	—	30.3	—	30.3
U.S. government debt securities	4.4	—	—	4.4
Asset backed securities	—	5.5	—	5.5
Municipal debt securities	—	14.1	—	14.1
Other investments	—	2.1	—	2.1
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	9.8	9.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.5	3.5
	$158.3	$97.4	$13.3	$269.0
Liabilities
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 22, 2013:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper Restructuring Notes
Balance as of February 22, 2013	$9.8	$3.5
Unrealized gain on investments	0.1	0.5
Other-than-temporary impairments	—	—
Currency translation adjustment	—	(0.2)
Balance as of November 22, 2013	$9.9	$3.8

6.	INVENTORIES

Inventories	November 22, 2013	February 22, 2013
Raw materials	$67.2	$58.7
Work-in-process	13.5	13.2
Finished goods	102.1	87.0
	182.8	158.9
Less LIFO reserve	21.7	21.4
	$161.1	$137.5
The portion of inventories determined by the LIFO method was $71.4 as of November 22, 2013 and $70.2 as of February 22, 2013.

7.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
Prior to Q3 2014, our investments in whole life COLI policies were intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, and our investments in variable life COLI policies were primarily considered a source of corporate liquidity.
During Q3 2014, we reduced the variable life COLI balances by withdrawing basis of $74.5 (tax-free) and invested the cash proceeds in short-term investments. The remaining investments in whole life and variable life COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of November 22, 2013 aggregated approximately $147, with a related deferred tax asset of approximately $56. The designations of our COLI investments as funding sources for our benefit obligations does not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.
The costs associated with the long-term benefit obligations that the investments are intended to fund are recorded in Operating expenses on the Condensed Consolidated Statements of Income. As these costs exceed the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in COLI policies, we began recording all COLI income in Operating expenses on the Condensed Consolidated Statements of Income during Q3 2014.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances of our COLI investments as of November 22, 2013 and February 22, 2013 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of November 22, 2013	Net Cash Surrender Value
				November 22, 2013	February 22, 2013
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$112.7	$109.6
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	50% fixed income; 50% equity	39.4	116.2
				$152.1	$225.8
Following is a summary of the allocation of COLI income for the nine months ended November 22, 2013 and November 23, 2012:

COLI Income	Whole Life Policies	Variable Life Policies	Total
Nine months ended November 22, 2013
Cost of sales	$0.6	$—	$0.6
Operating expenses	2.5	—	2.5
Operating income	3.1	—	3.1
Investment income (loss)	—	(1.8)	(1.8)
Income before income tax expense	$3.1	$(1.8)	$1.3
Nine months ended November 23, 2012
Cost of sales	$0.8	$—	$0.8
Operating expenses	3.2	—	3.2
Operating income	4.0	—	4.0
Investment income	—	3.0	3.0
Income before income tax expense	$4.0	$3.0	$7.0

8.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill balances during the nine months ended November 22, 2013, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	92.1	265.0	116.7	473.8
Accumulated impairment losses	(1.7)	(265.0)	(85.7)	(352.4)
Balance as of February 22, 2013	$90.4	$—	$31.0	$121.4
Impairments (1)	—	—	(12.3)	(12.3)
Currency translation adjustments	(0.2)	—	(0.2)	(0.4)
Goodwill	91.9	265.0	116.5	473.4
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of November 22, 2013	$90.2	$—	$18.5	$108.7
________________________

(1)	In Q3 2014, we recorded goodwill impairment charges in our Asia Pacific reporting unit. See further details below.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Q3 2014, we determined that it was more likely than not that the fair value of our Asia Pacific reporting unit (in the Other category) had fallen below its carrying value. The decline in the estimated fair value of the Asia Pacific reporting unit was driven in part by continued quarterly operating losses during 2014, which were substantially below previous expectations. These losses were primarily the result of lower than expected revenue in most markets, especially China, Australia and Japan. The sales shortfalls are partially due to the impact of weaker than expected economic conditions in the region. During Q3 2014, senior management completed a comprehensive review of the Asia Pacific business unit during a visit to the region, including an update of our near-term financial projections, taking into consideration current industry and market conditions and business model challenges facing our Asia Pacific business unit. As a result, we determined that lower levels of near-term revenue growth and profitability were more likely than not and thus, we completed an interim goodwill impairment evaluation for the Asia Pacific reporting unit.
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
We estimated the fair value of the Asia Pacific reporting unit using the income approach, which calculates the fair value of the reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of economic and market trends, revenue growth rates, cost structure and other expectations about the anticipated short-term and long-term operating results. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The estimation of the fair value of the reporting unit represents a Level 3 measurement.
Based on the step one and step two analyses, we recorded a $12.3 goodwill impairment charge in Q3 2014, and there is no remaining net goodwill in the Asia Pacific reporting unit as of November 22, 2013. Additionally, a charge of $0.6 was recorded in Asia Pacific for impairment of other intangible assets. We tested the recoverability of the Asia Pacific long-lived assets (other than goodwill and intangible assets) and concluded that these assets were not impaired.
For all other reporting units, we determined that there were no events requiring an interim goodwill impairment evaluation in Q3 2014. We will continue to evaluate goodwill on an annual basis in Q4 and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

9.	STOCK INCENTIVE PLAN
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 22, 2013 and November 23, 2012 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Expense	$0.3	$0.7	$5.7	$4.8
Tax benefit	0.1	0.2	2.2	1.8
The PSU activity for the nine months ended November 22, 2013 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,932,030	$13.96
Granted	839,448	14.08
Forfeited	(87,100)	12.59
Nonvested as of November 22, 2013	2,684,378	$14.04
As of November 22, 2013, there was $3.2 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
During the nine months ended November 22, 2013, we awarded 1,092,941 restricted stock units ("RSUs"), of which 321,775 were awarded to our executive officers. These RSUs have restrictions on transfer, the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit (expense) for all outstanding awards for the three and nine months ended November 22, 2013 and November 23, 2012 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Expense	$1.8	$0.8	$8.6	$3.0
Tax benefit (expense)	(0.4)	0.4	1.8	1.2
The RSU activity for the nine months ended November 22, 2013 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,221,227	$9.42
Granted	1,092,941	13.45
Vested	(242,392)	8.53
Forfeited	(44,092)	9.86
Nonvested as of November 22, 2013	2,027,684	$11.69
As of November 22, 2013, there was $10.5 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

10.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and nine months ended November 22, 2013 and November 23, 2012 and total assets as of November 22, 2013 and February 22, 2013 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Revenue
Americas	$558.5	$503.2	$1,596.0	$1,522.2
EMEA	158.0	157.1	417.1	426.3
Other	68.3	66.9	196.4	198.8
	$784.8	$727.2	$2,209.5	$2,147.3
Operating income (loss)
Americas	$66.6	$42.1	$183.6	$134.0
EMEA	(3.7)	0.8	(29.1)	(12.4)
Other	(13.6)	2.1	(10.6)	4.9
Corporate	(10.0)	(6.6)	(32.2)	(22.0)
	$39.3	$38.4	$111.7	$104.5

Reportable Segment Balance Sheet Data	November 22, 2013	February 22, 2013
Total assets
Americas	$961.2	$876.6
EMEA	284.4	278.1
Other	162.8	155.9
Corporate	367.4	379.0
	$1,775.8	$1,689.6

11.	RESTRUCTURING ACTIVITIES
In Q3 2014, we announced restructuring actions in EMEA to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. We have initiated procedures with the applicable works councils regarding the closure of a manufacturing facility in Germany. In connection with this project, we expect to incur approximately $20 to $25 of cash restructuring costs, with approximately $15 to $20 related to employee termination costs and approximately $5 related to business exit and other related costs. We incurred $0.6 of business exit and other related costs in the EMEA segment in connection with these actions during the three months ended November 22, 2013.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. In Q2 2014, we completed negotiations with the works councils related to these actions. We currently estimate the cash restructuring costs associated with these actions will be approximately $7, with approximately $6 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $0.9 and $5.6 of employee termination costs in the EMEA segment during the three and nine months ended November 22, 2013, respectively. We incurred $0.9 of business exit and other related costs in the EMEA segment in connection with these actions during the nine months ended November 22, 2013.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We incurred $0.1 and $1.1 of business exit and other related costs in the Americas segment during the three and nine months ended November 22, 2013. These restructuring actions are substantially complete.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
Restructuring Costs	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Cost of sales
Americas	$(0.1)	$3.2	$—	$11.4
EMEA	1.0	0.1	1.0	0.4
Other	—	—	—	—
	0.9	3.3	1.0	11.8
Operating expenses
Americas	0.1	1.8	1.2	1.8
EMEA	0.5	0.4	7.0	0.4
Other	0.2	0.5	0.2	0.8
	0.8	2.7	8.4	3.0
Total	$1.7	$6.0	$9.4	$14.8
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 22, 2013:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	6.7	2.7	9.4
Payments	(5.4)	(3.9)	(9.3)
Adjustments	(0.6)	0.3	(0.3)
Reserve balance as of November 22, 2013	$8.5	$2.4	$10.9
The employee termination costs reserve balance as of November 22, 2013 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
The non-GAAP financial measures used are:  (1) organic revenue growth (decline), which represents the change in revenue excluding estimated currency translation effects and the impacts of acquisitions and divestitures, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs and goodwill and intangible asset impairment charges. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Revenue	$784.8	100.0%	$727.2	100.0%	$2,209.5	100.0%	$2,147.3	100.0%
Cost of sales	541.1	69.0	498.0	68.5	1,511.7	68.5	1,485.5	69.2
Restructuring costs	0.9	0.1	3.3	0.4	1.0	—	11.8	0.5
Gross profit	242.8	30.9	225.9	31.1	696.8	31.5	650.0	30.3
Operating expenses	189.8	24.2	184.8	25.4	563.8	25.5	542.5	25.3
Goodwill and intangible asset impairment charges	12.9	1.6	—	—	12.9	0.6	—	—
Restructuring costs	0.8	0.1	2.7	0.4	8.4	0.4	3.0	0.1
Operating income	39.3	5.0	38.4	5.3	111.7	5.0	104.5	4.9
Interest expense, investment income and other income, net	(0.8)	(0.1)	(1.3)	(0.2)	(9.1)	(0.4)	(2.5)	(0.1)
Income before income tax expense	38.5	4.9	37.1	5.1	102.6	4.6	102.0	4.8
Income tax expense	15.5	2.0	13.5	1.9	38.8	1.7	35.7	1.7
Net income	$23.0	2.9%	$23.6	3.2%	$63.8	2.9%	$66.3	3.1%
Earnings per share:
Basic	$0.18		$0.19		$0.51		$0.52
Diluted	$0.18		$0.18		$0.50		$0.52

Q3 2014 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q3 2013 revenue	$503.2	$157.1	$66.9	$727.2
Dealer divestiture	—	(1.9)	—	(1.9)
Currency translation effects*	(1.9)	6.2	(0.7)	3.6
Q3 2013 revenue, adjusted	501.3	161.4	66.2	728.9
Q3 2014 revenue	558.5	158.0	68.3	784.8
Dealer acquisitions	—	(0.4)	—	(0.4)
Q3 2014 revenue, adjusted	558.5	157.6	68.3	784.4
Organic growth (decline) $	$57.2	$(3.8)	$2.1	$55.5
Organic growth (decline) %	11%	(2)%	3%	8%

* Currency translation effects represent the estimated net effect of translating Q3 2013 foreign currency revenues using the average exchange rates during Q3 2014.

Year-to-Date 2014 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2013 revenue	$1,522.2	$426.3	$198.8	$2,147.3
Dealer divestiture	—	(5.2)	—	(5.2)
Currency translation effects*	(3.9)	10.9	(1.1)	5.9
Year-to-date 2013 revenue, adjusted	1,518.3	432.0	197.7	2,148.0
Year-to-date 2014 revenue	1,596.0	417.1	196.4	2,209.5
Dealer acquisitions	—	(11.4)	—	(11.4)
Year-to-date 2014 revenue, adjusted	1,596.0	405.7	196.4	2,198.1
Organic growth (decline) $	$77.7	$(26.3)	$(1.3)	$50.1
Organic growth (decline) %	5%	(6)%	(1)%	2%

* Currency translation effects represent the estimated net effect of translating year-to-date 2013 foreign currency revenues using the average exchange rates during year-to-date 2014.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Operating income	$39.3	5.0%	$38.4	5.3%	$111.7	5.0%	$104.5	4.9%
Add: goodwill and intangible asset impairment charges	12.9	1.6	—	—	12.9	0.6	—	—
Add: restructuring costs	1.7	0.2	6.0	0.8	9.4	0.4	14.8	0.6
Adjusted operating income	$53.9	6.8%	$44.4	6.1%	$134.0	6.0%	$119.3	5.5%
Overview
In Q3 2014, organic revenue growth was 8% compared to the prior year. The Americas posted organic revenue growth of 11% over the prior year, marking its fifteenth consecutive quarter of organic growth. In the Americas, Q3 2014 orders grew approximately 9% over the prior year, and order patterns during the quarter resulted in a customer backlog at the end of the quarter which was approximately 15% higher than the prior year. EMEA experienced an organic revenue decline of 2% due to the challenging economic environment in Western Europe, and revenue trends by market continue to be mixed. Additionally, EMEA Q3 2014 orders declined by approximately 10% compared to the prior year. The Other category experienced organic revenue growth of 3%, as growth in PolyVision and Designtex was partially offset by a decline in Asia Pacific.
Q3 2014 Compared to Q3 2013
We recorded net income of $23.0 in Q3 2014 and $23.6 in Q3 2013. Improved operating results in Q3 2014 were more than offset by the impact of goodwill and intangible asset impairment charges of $12.9 and a higher effective tax rate.
Revenue was $784.8 in Q3 2014 compared to $727.2 in Q3 2013. Organic revenue growth was 8% after adjusting for currency translation effects and the impact of a dealer divestiture, net of acquisitions. The Americas organic revenue growth was 11% compared to the prior year and reflected a higher mix of project business from some of the company's largest corporate customers. EMEA and Asia Pacific (included in the Other category) experienced small organic revenue declines, which included higher levels of competitive discounting compared to the prior year.
Operating income was $39.3 in Q3 2014 compared to $38.4 in the prior year. Q3 2014 adjusted operating income of $53.9 increased by $9.5 compared to Q3 2013 adjusted operating income of $44.4. The improvement was driven by strength in the Americas, partially offset by operating losses in EMEA and the Other category compared to profitability in the prior year.
Cost of sales was 69.0% of revenue in Q3 2014, a 50 basis point increase compared to Q3 2013. The year-over-year improvement in the Americas was offset by higher cost of sales in EMEA and Asia Pacific, which were primarily driven by higher competitive discounting and adjustments to slow-moving inventory reserves.
Operating expenses in Q3 2014 of $189.8 increased by $5.0 compared to Q3 2013 operating expenses of $184.8. Q3 2014 included unfavorable currency translation effects of $1.0, lower operating expenses of $0.2 related to a dealer divestiture, net of acquisitions and $3.9 of lower variable compensation. The remaining increase of $8.1 primarily related to increased spending on marketing, product development and other initiatives in the Americas, net of various cost reduction efforts in EMEA.
Goodwill and intangible asset impairment charges in Q3 2014 totaled $12.9 and related to Asia Pacific within the Other category. See Note 8 to the condensed consolidated financial statements for additional information regarding the impairment charges.
We recorded restructuring costs of $1.7 in Q3 2014 primarily associated with actions in EMEA announced in Q1 2014. In Q3 2013, we recorded restructuring costs of $6.0, $3.0 of which was associated with the North America plant closures announced in Q4 2011 and $1.6 associated with the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
Income tax expense in Q3 2014 reflects an effective tax rate of approximately 40% compared to approximately 37% in Q3 2013. The higher rate is being driven by losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. Income tax expense in Q3 2014 also reflects the non-deductible nature of the goodwill and intangible asset impairment charges and includes $4.0 of other net discrete tax benefits.
Year-to-Date 2014 Compared to Year-to-Date 2013
We recorded year-to-date 2014 net income of $63.8 compared to year-to-date 2013 net income of $66.3. Improved operating results in year-to-date 2014 were more than offset by the impact of goodwill and intangible asset impairment charges, a higher effective tax rate, losses in the cash surrender value of variable life company-owned life insurance ("COLI") compared to gains in the prior year-to-date period and lower other income, net.
Year-to-date 2014 revenue increased $62.2 or 2.9% compared to year-to-date 2013. After adjusting for currency translation effects and the net impacts of acquisitions and a divestiture, organic revenue growth was $50.1 or 2%. We realized organic revenue growth of 5% in the Americas, while EMEA and the Other category declined by 6% and 1%, respectively.
Year-to-date 2014 operating income grew to $111.7 compared to $104.5 in the prior year. Year-to-date operating income included $12.9 of goodwill and intangible asset impairment charges. Year-to-date 2014 adjusted operating income improved to $134.0 from $119.3 in the prior year. The improvement was driven by strength in the Americas, partially offset by higher operating losses in EMEA and lower operating income in the Other category compared to the prior year.
Year-to-date 2014 cost of sales was 68.5%, a 70 basis point improvement compared to year-to-date 2013. The improvement was primarily driven by benefits associated with organic revenue growth and net benefits from pricing adjustments and recent restructuring actions in the Americas, partially offset by higher competitive discounting in EMEA and Asia Pacific.
Year-to-date 2014 operating expenses of $563.8 increased $21.3 compared to the same period last year. The comparison included additional operating expenses of $3.9 related to dealer acquisitions, net of a divestiture, unfavorable currency translation effects of $2.2, $0.2 of higher variable compensation and $2.1 of increased environmental reserves. The remaining increase of $12.9 over the prior year primarily related to increased spending on marketing, product development and other initiatives in the Americas, net of various cost reduction efforts in EMEA and Asia Pacific.

Goodwill and intangible asset impairment charges in year-to-date 2014 totaled $12.9 and related to Asia Pacific within the Other category.
We recorded year-to-date 2014 restructuring costs of $9.4 compared to $14.8 for year-to-date 2013. The year-to-date 2014 amount included $8.0 associated with actions in EMEA. The year-to-date 2013 amount included $11.0 associated with the North America plant closures announced in Q4 2011.
Our year-to-date 2014 effective tax rate was approximately 38% compared to approximately 35% in year-to-date 2013. The higher rate is being driven by the losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. Year-to-date 2014 income taxes also reflect the non-deductible nature of the goodwill and intangible asset impairment charges and include $6.6 of other net discrete tax benefits.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income (Loss) and Other Income, Net	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Interest expense	$(4.4)	$(4.2)	$(13.3)	$(13.3)
Investment income (loss)	0.6	1.1	(0.6)	3.5
Other income (expense), net:
Equity in income of unconsolidated ventures	3.1	2.6	7.6	6.6
Miscellaneous, net	(0.1)	(0.8)	(2.8)	0.7
Total other income, net	3.0	1.8	4.8	7.3
Total interest expense, investment income (loss) and other income, net	$(0.8)	$(1.3)	$(9.1)	$(2.5)
Other income, net increased in Q3 2014 primarily due to higher equity in income of unconsolidated ventures.
Investment losses in year-to-date 2014 of $0.6 compare to investment gains of $3.5 in year-to-date 2013. The declines were primarily due to losses in the cash surrender value of variable life COLI during year-to-date 2014 versus gains in year-to-date 2013. Other income, net declined in year-to-date 2014 due to higher foreign currency losses, partially offset by higher equity in income of unconsolidated ventures. The decline in was also due to a $2.1 gain recognized on the sale of a small equity investment in Q1 2013.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Revenue	$558.5	100.0%	$503.2	100.0%	$1,596.0	100.0%	$1,522.2	100.0%
Cost of sales	375.8	67.3	342.8	68.1	1,065.9	66.8	1,045.7	68.7
Restructuring costs	(0.1)	—	3.2	0.7	—	—	11.4	0.7
Gross profit	182.8	32.7	157.2	31.2	530.1	33.2	465.1	30.6
Operating expenses	116.1	20.8	113.3	22.5	345.3	21.6	329.3	21.7
Goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Restructuring costs	0.1	—	1.8	0.3	1.2	0.1	1.8	0.1
Operating income	$66.6	11.9%	$42.1	8.4%	$183.6	11.5%	$134.0	8.8%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Operating income	$66.6	11.9%	$42.1	8.4%	$183.6	11.5%	$134.0	8.8%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Add: restructuring costs	—	—	5.0	1.0	1.2	0.1	13.2	0.8
Adjusted operating income	$66.6	11.9%	$47.1	9.4%	$184.8	11.6%	$147.2	9.6%
Operating income in the Americas of $66.6 in Q3 2014 increased by $24.5 compared to Q3 2013 operating income of $42.1. Adjusted operating income increased by $19.5 in Q3 2014 compared to Q3 2013. The improvement was driven by organic revenue growth, various cost reduction efforts in manufacturing and logistics and net benefits from pricing adjustments and recent restructuring actions, offset in part by increased spending on marketing, product development and other initiatives and the impact of a higher mix of project business. The $37.6 improvement in year-to-date 2014 adjusted operating income was due to similar factors impacting the Q3 2014 results.
The Americas revenue represented 71.2% of consolidated revenue in Q3 2014. Revenue for Q3 2014 was $558.5 compared to $503.2 in Q3 2013. After adjusting for $1.9 of currency translation effects, organic revenue growth was $57.2 or 11% compared to the prior year. Current quarter orders and customer backlog grew 9% and 15%, respectively, compared to the prior year. Revenue growth in Q3 2014 is categorized as follows:

•	Product categories — Eight out of nine categories grew in Q3 2014, led by Architectural Solutions, Details and Wood. The Technology category declined compared to the prior year.

•	Vertical markets — Insurance Services, State and Local Government and Healthcare experienced strong growth while Manufacturing declined year-over-year.

•	Geographic regions — All Business Groups grew, led by double-digit growth in the East and West Business Groups.

•	Contract type — Project business had strong growth, while continuing business grew modestly and marketing programs were nearly flat.
Year-to-date 2014 organic revenue growth was $77.7 or 5%.
Cost of sales improved 80 basis points to 67.3% of revenue in Q3 2014 compared to 68.1% of revenue in Q3 2013. The improvement was largely driven by the benefits from organic revenue growth, various cost reduction efforts in manufacturing and logistics and net benefits from pricing adjustments and recent restructuring actions, offset in part by the impact of a higher mix of project business. Year-to-date 2014 cost of sales improved by 190 basis points and was affected by the same factors as the Q3 2014 results.
Operating expenses increased by $2.8 in Q3 2014 compared to the same period last year but decreased as a percentage of sales. The increase primarily related to higher spending on marketing, product development and other initiatives, partially offset by $3.0 of lower variable compensation expense. Year-to-date 2014 operating expenses increased by $16.0. The increase primarily related to $1.4 of increased variable compensation and higher spending on sales, marketing, product development and other initiatives.
There were net restructuring costs of zero in Q3 2014. Year-to-date 2014 restructuring costs were $1.2 and related to the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group. Restructuring costs of $5.0 in Q3 2013 and $13.2 in year-to-date 2013 primarily related to the consolidation of manufacturing facilities announced in Q4 2011.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Revenue	$158.0	100.0%	$157.1	100.0%	$417.1	100.0%	$426.3	100.0%
Cost of sales	118.6	75.1	111.6	71.0	314.5	75.4	310.2	72.8
Restructuring costs	1.0	0.6	0.1	0.1	1.0	0.2	0.4	0.1
Gross profit	38.4	24.3	45.4	28.9	101.6	24.4	115.7	27.1
Operating expenses	41.6	26.3	44.2	28.2	123.7	29.7	127.7	29.9
Goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Restructuring costs	0.5	0.3	0.4	0.2	7.0	1.7	0.4	0.1
Operating income (loss)	$(3.7)	(2.3)%	$0.8	0.5%	$(29.1)	(7.0)%	$(12.4)	(2.9)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Nine Months Ended
	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Operating income (loss)	$(3.7)	(2.3)%	$0.8	0.5%	$(29.1)	(7.0)%	$(12.4)	(2.9)%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Add: restructuring costs	1.5	0.9	0.5	0.3	8.0	1.9	0.8	0.2
Adjusted operating income (loss)	$(2.2)	(1.4)%	$1.3	0.8%	$(21.1)	(5.1)%	$(11.6)	(2.7)%
The operating loss in EMEA of $3.7 in Q3 2014 represents a decrease of $4.5 compared to operating income of $0.8 in Q3 2013. The adjusted operating loss of $2.2 in Q3 2014 compared to adjusted operating income of $1.3 in the same period of the prior year. The higher losses were primarily driven by the organic revenue decline (including higher levels of competitive discounting), adjustments to sales allowances and slow-moving inventory reserves and various inefficiencies in manufacturing and logistics, offset in part by lower operating expenses. The year-to-date 2014 adjusted operating loss of $21.1 compared to the year-to-date 2013 operating loss of $11.6. The decline was driven by the same factors impacting our Q3 2014 results.
EMEA revenue represented 20.1% of consolidated revenue in Q3 2014. Revenue for Q3 2014 was $158.0 compared to $157.1 in Q3 2013. After adjusting for $6.2 of currency translation effects and $1.5 of revenue from a dealer divestiture, net of acquisitions, the organic revenue decline was $3.8 or 2%. The year-to-date 2014 organic revenue decline was $26.3 or 6%. For Q3 2014, organic growth in Germany, the United Kingdom and Iberia was more than offset by declines in France and the Middle East and Africa (as a group). For year-to-date 2014, organic revenue growth in the export markets of the central, eastern and southern parts of Europe (as a group) was more than offset by declines across Western Europe.
Cost of sales climbed to 75.1% of revenue in Q3 2014 from 71.0% of revenue in Q3 2013, a 410 basis point erosion. Year-to-date 2014 cost of sales eroded 260 basis points to 75.4%. The erosions in both Q3 2014 and year-to-date 2014 were primarily driven by the impact of the organic revenue decline (including higher levels of competitive discounting), adjustments to sales allowances and slow-moving inventory reserves and various inefficiencies in manufacturing and logistics.
Q3 2014 operating expenses decreased by $2.6. Unfavorable currency translation effects were more than offset by the benefits from recent restructuring actions and cost containment efforts. The year-to-date 2014 operating expenses decreased by $4.0 as $3.9 of additional operating expenses related to dealer acquisitions, net of a divestiture, and unfavorable currency translation effects were more than offset by the benefits from recent restructuring actions and cost containment efforts.
Restructuring costs of $1.5 and $8.0 in Q3 2014 and year-to-date 2014, respectively, were primarily associated with the reorganization of the sales, marketing and support functions in France initiated in Q1 2014.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Revenue	$68.3	100.0%	$66.9	100.0%	$196.4	100.0%	$198.8	100.0%
Cost of sales	46.7	68.4	43.6	65.2	131.3	66.9	129.6	65.2
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	21.6	31.6	23.3	34.8	65.1	33.1	69.2	34.8
Operating expenses	22.1	32.3	20.7	31.0	62.6	31.8	63.5	31.9
Goodwill and intangible asset impairment charges	12.9	18.9	—	—	12.9	6.6	—	—
Restructuring costs	0.2	0.3	0.5	0.7	0.2	0.1	0.8	0.4
Operating income (loss)	$(13.6)	(19.9)%	$2.1	3.1%	$(10.6)	(5.4)%	$4.9	2.5%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	November 22, 2013		November 23, 2012		November 22, 2013		November 23, 2012
Operating income (loss)	$(13.6)	(19.9)%	$2.1	3.1%	$(10.6)	(5.4)%	$4.9	2.5%
Add: goodwill and intangible asset impairment charges	12.9	18.9	—	—	12.9	6.6	—	—
Add: restructuring costs	0.2	0.3	0.5	0.7	0.2	0.1	0.8	0.4
Adjusted operating income (loss)	$(0.5)	(0.7)%	$2.6	3.8%	$2.5	1.3%	$5.7	2.9%
The Other category reported an operating loss of $13.6 in Q3 2014 compared to operating income of $2.1 in Q3 2013. The Q3 2014 results include goodwill and intangible asset impairment charges of $12.9 related to Asia Pacific. The adjusted operating loss of $0.5 in Q3 2014 compared to adjusted operating income of $2.6 in Q3 2013. A higher operating loss in Asia Pacific and lower operating income at Designtex were partially offset by higher operating income at PolyVision. Year-to-date 2014 adjusted operating income decreased by $3.2 compared to year-to-date 2013. Year-to-date 2014 adjusted operating income results were affected by the same factors as our Q3 2014 results.
Q3 2014 revenue increased by $1.4 or 2.1%. Excluding currency translation effects, the organic revenue growth was $2.1 or 3% for Q3 2014. The increase was primarily driven by increased revenues at PolyVision and Designtex. Year-to-date 2014 revenue decreased $2.4 or 1.2% compared to the prior year. Excluding currency translation effects, the organic revenue decline was $1.3 or 1%. The decline was largely driven by Asia Pacific (primarily in China and Japan).
Cost of sales as a percent of revenue was 68.4% in Q3 2014 compared to 65.2% in Q3 2013, a 320 basis point erosion. Year-to-date 2014 cost of sales eroded 170 basis points to 66.9% compared to year-to-date 2013. The erosions in both Q3 2014 and year-to-date 2014 were primarily driven by a higher competitive discounting and adjustments to slow-moving inventory reserves in Asia Pacific.
Q3 2014 operating expenses increased by $1.4 compared to Q3 2013. This increase was primarily driven by sales and marketing investments at Designtex. Year-to-date 2014 operating expenses decreased by $0.9 compared to year-to-date 2013. This decrease was primarily driven by cost containment efforts in Asia Pacific.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 22, 2013	November 23, 2012	November 22, 2013	November 23, 2012
Operating expenses	$10.0	$6.6	$32.2	$22.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in operating expenses for Q3 2014 was primarily due to higher earnings associated with deferred compensation and higher unallocated spending levels across the corporate functions. The increase in operating expenses for year-to-date 2014 was primarily due to higher earnings associated with deferred compensation and higher unallocated variable compensation expense. Additionally, year-to-date 2014 includes $2.1 for environmental remediation costs associated with previously-owned manufacturing sites.
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

Liquidity Sources	November 22, 2013	February 22, 2013
Cash and cash equivalents	$149.1	$150.4
Short-term investments	147.9	100.5
Whole life company-owned life insurance	112.7	109.6
Variable life company-owned life insurance	39.4	116.2
Availability under credit facilities	167.2	174.2
Total liquidity	$616.3	$650.9
As of November 22, 2013, we held a total of $297.0 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $149.1 in cash and cash equivalents, approximately 63% was located in the U.S. and the remaining 37% was located outside of the U.S., primarily in France, Hong Kong, Mexico, China and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered permanently reinvested in foreign subsidiaries, available to repay intercompany debt or to be utilized to meet local working capital requirements.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of U.S. agency debt securities and corporate debt securities.
As of November 22, 2013, the majority of our investments in COLI have been earmarked to offset long-term benefit obligations. However, COLI can be used as a source of liquidity if needed. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 22, 2013 and November 23, 2012:

	Nine Months Ended
Cash Flow Data	November 22, 2013	November 23, 2012
Net cash provided by (used in):
Operating activities	$97.0	$129.8
Investing activities	(24.9)	(49.7)
Financing activities	(73.1)	(55.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	(1.3)	23.9
Cash and cash equivalents, beginning of period	150.4	112.1
Cash and cash equivalents, end of period	$149.1	$136.0

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 22, 2013	November 23, 2012
Net income	$63.8	$66.3
Depreciation and amortization	43.8	42.5
Changes in cash surrender value of COLI	(0.8)	(3.7)
Deferred income taxes	(2.7)	15.3
Goodwill and intangible asset impairment charges	12.9	—
Restructuring costs	9.4	14.8
Non-cash stock compensation	14.7	7.8
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, inventories and accounts payable	(57.4)	(29.7)
Employee compensation liabilities	(3.7)	5.4
Other assets and liabilities	21.2	11.5
Other	(4.2)	(0.4)
Net cash provided by operating activities	$97.0	$129.8
The reduction in cash provided by operating activities in year-to-date 2014 compared to year-to-date 2013 was primarily due to higher utilization of foreign tax credits in year-to-date 2013 and a higher use of working capital in year-to-date 2014, partially offset by an increase in cash generated from operating results after consideration of the non-cash goodwill and intangible asset impairment charges.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 22, 2013	November 23, 2012
Capital expenditures	$(51.9)	$(49.9)
Proceeds from disposal of fixed assets	2.1	14.1
Liquidations of COLI investments	74.5	—
Purchases of short-term investments	(128.0)	(45.3)
Liquidations of short-term investments	80.4	47.5
Other	(2.0)	(16.1)
Net cash used in investing activities	$(24.9)	$(49.7)
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

During Q3 2014, we reduced our variable life COLI investments by withdrawing basis of $74.5 (tax-free). This reduction in variable life COLI is directly related to the increase in purchases of short term investments.
In Q1 2013, we sold a corporate aircraft for cash proceeds of $13.7. Additionally, in year-to-date 2013, we acquired three dealers within the EMEA segment for cash consideration of approximately $6.1.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 22, 2013	November 23, 2012
Dividends paid	(37.6)	(34.4)
Common stock repurchases	(32.8)	(19.9)
Other	(2.7)	(1.3)
Net cash used in financing activities	$(73.1)	$(55.6)

We paid dividends of $0.10 per common share during each of the first three quarters of 2014 and $0.09 per share during each of the first three quarters of 2013.
In Q3 2014, we made common stock repurchases of 64,553 shares to satisfy participants’ tax withholding obligations upon the vesting of performance unit and restricted stock unit grants. As of the end of Q3 2014, we had $109.9 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q3 2014, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2014, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 22, 2013 were:

Liquidity Facilities	November 22, 2013
Global committed bank facility	$125.0
Various uncommitted lines	42.2
Total credit lines available	167.2
Less: Borrowings outstanding	—
Available capacity	$167.2
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in Q1 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other covenants, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of November 22, 2013, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 22, 2013. In addition, we have a revolving letter of credit agreement for $13.5 of which $11.4 was utilized primarily related to our self-insured workers’ compensation programs as of November 22, 2013. There were no draws on our standby letters of credit during Q3 2014.
Total consolidated debt as of November 22, 2013 was $287.1. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of November 22, 2013 of $36.8. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
Liquidity Outlook
Our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe the timing, strength and continuity of the economic recovery across the EMEA and Asia Pacific geographies we serve remain uncertain which may continue to dampen our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.

We currently expect capital expenditures to approximate $80 in 2014 compared to $74 in 2013. This amount includes global product development projects and manufacturing investments in both EMEA and the Americas. Additionally, the amount includes the initial costs related to the construction of a new manufacturing location in the Czech Republic.
On December 18, 2013, we announced a quarterly dividend on our common stock of $0.10 per share, or $12.6, to be paid in Q4 2014. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2014, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 22, 2013 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2013. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2014, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2014, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q3 2014, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 22, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 22, 2013, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our

Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
08/24/2013 - 09/27/2013	3,222	$14.70	—	$109.9
09/28/2013 - 10/25/2013	470	$16.62	—	$109.9
10/26/2013 - 11/22/2013	60,861	$16.19	—	$109.9
Total	64,553	(2)	—
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	These shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 20, 2013

Exhibit Index

Exhibit No.	Description

10.1	Letter agreement dated October 9, 2013 between Steelcase Inc. and James P. Keane (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 10, 2013 and incorporated herein by reference.