Form 10-K
period 2014-02-28
STEELCASE INC
filed 2014-04-17
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 23, 2013 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1,288 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 11, 2014, 90,617,740 shares of the registrant’s Class A Common Stock and 32,660,726 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, to be held on July 16, 2014, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 28, 2014

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
Overview

At Steelcase, our purpose is to unlock human promise by creating great experiences at work, wherever work happens, and in environments that include education and healthcare. Through our family of brands that include Steelcase®, Nurture®, Coalesse®, Details®, Designtex®, PolyVision® and Turnstone®, we offer a comprehensive portfolio of solutions inspired by the insights gained from our human-centered research process and support the social, economic and sustainable needs of people. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 10,700 employees. Steelcase was founded in 1912, became publicly-traded in 1998 and our stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy is to continue to translate our insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise and to leverage our global scale. While continuing to build our own globally integrated enterprise, we also intend to grow our presence in emerging markets.
Over the past several years, we have continued to invest in research and product development and have launched new products, applications and experiences designed to address the significant trends that are impacting the workplace, such as global integration, disruptive technologies, worker mobility, distributed teams and the need for enhanced collaboration and innovation. We help our customers create workplace destinations that augment human interaction by supporting the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments.
Our global scale allows us to provide local differentiation, as we serve customers around the globe through significant sales, manufacturing and administrative operations in the Americas, Europe and Asia. We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We extend our reach with a limited presence in retail and web-based sales channels.
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

•
Nurture, which is focused on healthcare environments that can help make patients more comfortable, caregivers more efficient and partners in care more receptive to healthcare delivery. Nurture brings a holistic viewpoint to healthcare environments and works with patients and healthcare professionals to develop valuable insights into environments that promote healing.

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
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Nurture, Coalesse, Details and Turnstone brands.
We serve Americas customers mainly through approximately 400 independent and company-owned dealer locations and we also sell directly to end-use customers. Our end-use customers are distributed across a broad range of industries and vertical markets, including healthcare, higher education, insurance, financial services and technology, but no industry or vertical market individually represented more than 13% of the Americas segment revenue in 2014.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2014, and the five largest independent dealers collectively accounted for approximately 18% of the segment’s revenue in 2014.

In 2014, the Americas segment recorded revenue of $2,154.4, or 72.1% of our consolidated revenue, and as of the end of the year had approximately 6,800 employees, of which approximately 4,600 related to manufacturing.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation and Knoll, Inc. Together with Steelcase, domestic revenue from these companies represents approximately one-half of the U.S. office furniture industry.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we have the leading market share in Germany, France and Spain. In 2014, approximately 83% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 6% of our consolidated revenue in 2014.
We serve EMEA customers through approximately 400 independent and company-owned dealer locations. In certain geographic markets, we sell directly to end-use customers. Our end-use customers are larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and technology. No single independent dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2014. The five largest independent dealers collectively accounted for approximately 8% of the segment’s revenue in 2014.
In 2014, our EMEA segment recorded revenue of $566.9, or 19.0% of our consolidated revenue, and as of the end of the year had approximately 2,200 employees, of which approximately 1,100 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), India, Japan, Australia, and other countries in southeast Asia, primarily under the Steelcase brand with an emphasis on furniture systems and seating solutions. We sell directly and through approximately 50 independent and company-owned dealer locations to end-use customers. Our end-use customers are larger multinational or regional companies spread across a broad range of industries and are located in both established and emerging markets. Our competition is fragmented and includes large global competitors as well as many regional and local manufacturers.
Designtex primarily sells textiles and wall covering products specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.
PolyVision manufactures ceramic steel surfaces for use in multiple applications, but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.
In 2014, the Other category accounted for $267.6, or 8.9% of our consolidated revenue, and as of the end of the year had approximately 1,700 employees, of which approximately 900 related to manufacturing.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. As of February 28, 2014, our investment in these unconsolidated joint ventures and other equity investments totaled $53.0. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Income.
Customer and Dealer Concentrations
Our largest customer accounted for 1.0% of our consolidated revenue in 2014, and our five largest customers collectively accounted for 3.1% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2014, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent dealer accounted for more than 4% of our consolidated revenue in 2014. The five largest independent dealers collectively accounted for approximately 13% of our consolidated revenue in 2014. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
Working Capital
Our accounts receivable are from our dealers and direct-sale customers. Payment terms vary by country and region. The terms of our Americas segment, and certain markets within the EMEA segment, encourage prompt payment from dealers by offering an early settlement discount. Other international markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventories and accounts payable, which are significant to understanding our business or the industry at large.
Backlog
Our products are generally manufactured and shipped within two to six weeks following receipt of order; therefore, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the United States and Mexico), Europe (in France, Germany and Spain) and Asia (in China, Malaysia and India). Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks. We manufacture our products using lean manufacturing principles, which allow us to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. As a result, we largely purchase direct materials and components as needed to meet demand. We have evolved our manufacturing and supply chain systems significantly over the last decade by implementing continuous one-piece flow, platforming our processes and product offerings and developing a global network of integrated suppliers.

These changes to our manufacturing model have reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space and have allowed us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness. In 2014, we initiated procedures related to the closure of a manufacturing facility in Germany and the establishment of a new manufacturing facility in the Czech Republic. In 2013, we substantially completed a two-year project to close three North American manufacturing facilities and move production within those facilities to other Steelcase locations in North America.
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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products, and across different vertical market applications such as healthcare, higher education and professional services. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios around the world and often involves external design services.
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
Exclusive of royalty payments, we invested $35.9, $36.0 and $35.8 in research, design and development activities in 2014, 2013 and 2012, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Nurture,” “Coalesse,” “Details,” “Designtex,” “PolyVision” and “Turnstone” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Employees
As of February 28, 2014, we had approximately 10,700 employees, of which approximately 6,600 work in manufacturing. Additionally, we had approximately 1,600 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Internationally, 2,000 employees are represented by workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
Our industry is influenced significantly by cyclical macroeconomic factors and secular changes that are difficult to predict.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of factors, including macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. Increasingly, advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand.
According to the U.S.-based Business and Institutional Furniture Manufacturers Association and European-based Centre for Industrial Studies, the U.S. and European office furniture industries have gone through two major downturns in recent history. Consumption declined by more than 30% and 20% from calendar year 2000 to 2003, and again by over 30% and 23% from 2007 to 2009, in the U.S. and Europe, respectively. While the U.S. office furniture industry has been recovering over the past four years, the European industry has remained in recession. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. Although we have made a number of changes to adapt our business model to these cycles, our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery, by geography or vertical market, may vary after a cyclical downturn. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.
Our continuing efforts to improve our business model could result in additional restructuring costs and may result in customer disruption.
Over the past decade, we have implemented a number of restructuring actions to transform our business through the reinvention of our industrial system and white collar processes and have significantly reduced our manufacturing footprint. While we believe we have made substantial progress, we continue to evolve and optimize our business model to be more flexible and agile in meeting changing demand, and incremental restructuring actions may be necessary. We are engaged in a multi-year strategy in EMEA to improve revenue and the fitness of our business model, which includes negotiations with regard to the closure of a manufacturing location in Germany and the establishment of a new manufacturing facility in the Czech Republic. The success of our restructuring initiatives is dependent on several factors, including our ability to negotiate with related works councils and manage these actions without disrupting existing customer commitments or impacting operating efficiency. Further, these actions may take longer than anticipated and may distract management from other activities, and we may not fully realize the expected benefits of our restructuring activities, either of which would have a negative impact on our profitability.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in the number, size (and price) of typical workstations and an increase in work occurring in more collaborative settings and in a variety of locations beyond the traditional office. The confluence of these factors could attract new competitors from outside the traditional office furniture industry, such as real estate management service firms, technology-based firms or general construction contractors, offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation, insight from our research, product design and features, price, lead time, delivery and service, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering products and services which respond to changes in workplace trends and generate revenue to offset the impact of reduced numbers, size (and price) of typical workstations, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market needs,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces and classrooms, libraries and other educational settings and smaller companies,

•	growing our market share in markets such as China, India, Brazil, eastern, central and southern Europe, Africa and the Middle East,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.
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
We procure raw materials (including petroleum-based products, steel, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, have fluctuated significantly in recent years due to changes in global supply and demand, which can also cause supply interruptions. In the short-term, rapid increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected by short-term increases in these costs. Also, if we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
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
We rely largely on a network of more than 800 independent dealer locations to market, deliver and install our products to end-use customers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure.
We may be required to record impairment charges related to goodwill and indefinite-lived intangible assets which would adversely affect our results of operations.
We have net goodwill of $108.1 as of February 28, 2014. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.
We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) residing primarily in various non-U.S. jurisdictions totaling $90.9, against which valuation allowances totaling $76.2 have been recorded. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdictions, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.
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
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. The most recent estimate of our potential withdrawal liability is $24.7 as of February 28, 2014.

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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	12	5	7
EMEA	5	4	1
Other	4	2	2
Total	21	11	10
In 2014, we added one leased distribution facility and exited one owned manufacturing facility in the Americas.

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	54	Senior Vice President, EMEA
Sara E. Armbruster	43	Vice President, Strategy, Research and New Business Innovation
Ulrich H. E. Gwinner	50	President, Asia Pacific
Nancy W. Hickey	62	Senior Vice President, Chief Administrative Officer
James P. Keane	54	President and Chief Executive Officer, Director
Hamid Khorramian	65	Senior Vice President, Global Operations
James N. Ludwig	50	Vice President, Global Design and Product Engineering
Mark T. Mossing	56	Corporate Controller and Chief Accounting Officer
Gale Moutrey	55	Vice President, Communications
Lizbeth S. O’Shaughnessy	52	Senior Vice President, Chief Legal Officer and Secretary
Eddy F. Schmitt	42	Senior Vice President, Americas
Allan W. Smith, Jr.	46	Vice President, Global Marketing
David C. Sylvester	49	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014. Mr. Alvarez was Senior Vice President, Sales, EMEA from October 2011 to March 2014, Vice President, Global Client Collaboration from May 2010 to October 2011 and Vice President, Global Alliances from May 2008 to May 2010. Mr. Alvarez has been employed by Steelcase since 1984.
Sara E. Armbruster has been Vice President, Strategy, Research and New Business Innovation since January 2014. Ms. Armbruster was Vice President, WorkSpace Futures and Corporate Strategy from May 2009 to January 2014 and Vice President, Corporate Strategy from when she joined Steelcase in 2007 to May 2009.
Ulrich H. E. Gwinner has been President, Asia Pacific since March 2014. Mr. Gwinner was President, Steelcase Asia Pacific from May 2007 to March 2014 and has been employed by Steelcase since 2000.
Nancy W. Hickey has been Senior Vice President, Chief Administrative Officer since November 2001 and has been employed by Steelcase since 1986.
James P. Keane has been President and Chief Executive Officer since March 2014. Mr. Keane was President and Chief Operating Officer from April 2013 to March 2014, Chief Operating Officer from November 2012 to April 2013 and President, Steelcase Group from October 2006 to November 2012. Mr. Keane became a member of the Board of Directors of Steelcase in April 2013 and has been employed by Steelcase since 1997.
Hamid Khorramian has been Senior Vice President, Global Operations since March 2014. Mr. Khorramian was Senior Vice President, Global Operations Officer from April 2012 to March 2014, Vice President, North American Operations from June 2009 to April 2012 and Vice President, Manufacturing-North America from June 2004 to June 2009. Mr. Khorramian has been employed by Steelcase since 1977.
James N. Ludwig has been Vice President, Global Design and Product Engineering since March 2014. Mr. Ludwig was Vice President, Global Design from March 2008 to March 2014 and has been employed by Steelcase since 1999.
Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008. Mr. Mossing was Vice President, Corporate Controller from 1999 to April 2008 and has been employed by Steelcase since 1993.
Gale Moutrey has been Vice President, Communications since March 2014. Ms. Moutrey was Vice President, Brand Communications from March 2001 to March 2014 and has been employed by Steelcase since 1984.
Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Legal Officer and Secretary since April 2011. Ms. O’Shaughnessy was Vice President, Chief Legal Officer and Secretary from 2007 to April 2011 and has been employed by Steelcase since 1992.

Eddy F. Schmitt has been Senior Vice President, Americas since March 2014. Mr. Schmitt was Senior Vice President, Sales and Distribution, Americas from February 2011 to March 2014 and Vice President, Sales, France from June 2006 to February 2011. Mr. Schmitt has been employed by Steelcase since 2003.
Allan W. Smith, Jr. has been Vice President, Global Marketing since September 2013. Mr. Smith was Vice President, Applications & Product Marketing-Steelcase Brand from January 2011 to September 2013, General Manager, Furniture and Technology from June 2009 to January 2011 and Vice President, Marketing, Research & Product Development-Europe from July 2006 to June 2009. Mr. Smith has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011. Mr. Sylvester was Vice President, Chief Financial Officer from 2006 to April 2011 and has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 11, 2014, we had outstanding 123,278,466 shares of common stock with 7,162 shareholders of record. Of these amounts, 90,617,740 shares are Class A Common Stock with 7,077 shareholders of record and 32,660,726 shares are Class B Common Stock with 85 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
High	$15.60	$15.89	$16.95	$16.77
Low	$12.16	$13.23	$13.76	$13.60
Fiscal 2013
High	$9.81	$9.82	$11.25	$13.95
Low	$7.96	$7.63	$9.17	$10.98
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2014 and 2013 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility includes a restriction on the aggregate amount of cash dividend payments and share repurchases we may make in any fiscal year. As long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum permitted under the facility, our ability to fund more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 28, 2014, our leverage ratio was less than 2.50 to 1.00. See Note 12 to the consolidated financial statements for additional information.
During 2014 and 2013, we were in compliance with the covenants under the facility in place as of the respective dates.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014	$12.5	$12.6	$12.5	$12.6	$50.2
2013	$11.6	$11.4	$11.4	$11.4	$45.8

Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/23/2013 - 12/27/2013	3,398	$14.80	—	$109.9
12/28/2013 - 01/24/2014	18,591	$14.98	16,790	$109.7
01/25/2014 - 02/28/2014	1,164,744	$14.32	1,164,744	$93.0
Total	1,186,733	(2)	1,181,534
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	5,199 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 28, 2014	February 22, 2013	February 24, 2012	February 25, 2011	February 26, 2010
Operating Results:
Revenue	$2,988.9	$2,868.7	$2,749.5	$2,437.1	$2,291.7
Gross profit	945.2	866.0	809.7	717.5	649.8
Operating income (loss)	165.9	59.3	97.1	51.5	(11.5)
Income (loss) before income tax expense (benefit)	147.2	54.9	82.0	51.4	(31.1)
Net income (loss)	87.7	38.8	56.7	20.4	(13.6)
Supplemental Operating Data:
Restructuring costs	$(6.6)	$(34.7)	$(30.5)	$(30.6)	$(34.9)
Goodwill and intangible asset impairment charges	(12.9)	(59.9)	—	—	—
Share Data:
Basic earnings (loss) per common share	$0.70	$0.30	$0.43	$0.15	$(0.10)
Diluted earnings (loss) per common share	$0.69	$0.30	$0.43	$0.15	$(0.10)
Weighted average shares outstanding - basic	126.0	127.4	131.9	132.9	132.9
Weighted average shares outstanding - diluted	127.3	129.1	131.9	132.9	132.9
Dividends paid per common share	$0.40	$0.36	$0.24	$0.16	$0.20
Balance Sheet Data:
Cash and cash equivalents	$201.8	$150.4	$112.1	$142.2	$111.1
Short-term investments	119.5	100.5	79.1	350.8	68.2
Company-owned life insurance ("COLI")	154.3	225.8	227.6	223.1	209.6
Working capital (1)	351.7	293.8	240.2	275.5	222.9
Total assets	1,726.7	1,689.6	1,678.9	1,974.4	1,655.1
Total debt	287.0	289.0	291.5	546.8	300.8
Total liabilities	1,049.6	1,021.6	992.4	1,278.1	979.6
Total shareholders’ equity	677.1	668.0	686.5	696.3	675.5
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$178.8	$187.3	$101.7	$72.7	$(10.9)
Investing activities	(25.2)	(85.5)	203.2	(254.3)	(10.0)
Financing activities	(101.6)	(64.2)	(334.3)	211.1	13.0
________________________

(1)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue over the prior year excluding estimated currency translation effects, the impacts of acquisitions and divestitures and an additional week of revenue in 2014; and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs (benefits) and goodwill and intangible asset impairment charges. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

Statement of Operations Data— Consolidated	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Revenue	$2,988.9	100.0%	$2,868.7	100.0%	$2,749.5	100.0%
Cost of sales	2,046.5	68.5	1,987.8	69.3	1,913.6	69.6
Restructuring costs (benefits)	(2.8)	(0.1)	14.9	0.5	26.2	1.0
Gross profit	945.2	31.6	866.0	30.2	809.7	29.4
Operating expenses	757.0	25.3	727.0	25.3	708.3	25.8
Goodwill and intangible asset impairment charges	12.9	0.4	59.9	2.1	—	—
Restructuring costs	9.4	0.3	19.8	0.7	4.3	0.1
Operating income	165.9	5.6	59.3	2.1	97.1	3.5
Interest expense, investment income (loss) and other income (expense), net	(18.7)	(0.6)	(4.4)	(0.2)	(15.1)	(0.5)
Income before income tax expense	147.2	5.0	54.9	1.9	82.0	3.0
Income tax expense	59.5	2.0	16.1	0.5	25.3	0.9
Net income	$87.7	3.0%	$38.8	1.4%	$56.7	2.1%
Earnings per share:
Basic	$0.70		$0.30		$0.43
Diluted	$0.69		$0.30		$0.43

Organic Revenue Growth—Consolidated	Year Ended
	February 28, 2014	February 22, 2013
Prior year revenue	$2,868.7	$2,749.5
Divestitures	(6.3)	(9.6)
Currency translation effects*	7.4	(33.9)
Prior year revenue, adjusted	2,869.8	2,706.0
Current year revenue	2,988.9	2,868.7
Dealer acquisitions	(11.4)	(22.2)
Impact of additional week **	(42.0)	—
Current year revenue, adjusted	2,935.5	2,846.5
Organic growth $	$65.7	$140.5
Organic growth %	2%	5%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.
** 2014 included 53 weeks of revenue in the Americas and Other category. EMEA always ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.

Adjusted Operating Income — Consolidated	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Operating income	$165.9	5.6%	$59.3	2.1%	$97.1	3.5%
Add: goodwill and intangible asset impairment charges	12.9	0.4	59.9	2.1	—	—
Add: restructuring costs	6.6	0.2	34.7	1.2	30.5	1.1
Adjusted operating income	$185.4	6.2%	$153.9	5.4%	$127.6	4.6%
Overview
During 2014, organic revenue growth was 2% compared to the prior year, which represented the fourth consecutive year of organic growth. This growth is generally consistent with or better than global trends in our industry and was driven in part by increased project business. We believe that our investments in research, product development and other growth initiatives have helped drive our revenue growth faster than the rest of our industry over the past three years. The Americas and the Other category posted organic revenue growth of 5%, and 2%, respectively, while EMEA experienced an 8% organic revenue decline. The organic revenue growth in the Americas represented the fourth consecutive year of organic revenue growth, while EMEA remains challenged by the macroeconomic environment in Western Europe. The organic revenue growth in the Other category was primarily driven by PolyVision.
Our consolidated adjusted operating income margin improved to 6.2% in 2014, compared to 5.4% in 2013 and 4.6% in 2012. The improvement was driven by strength in our Americas segment, which increased its adjusted operating income margin over each of the past three years to a high of 11.5% in 2014, while our EMEA segment reported an increase in adjusted operating losses in 2014. The Other category had a slight decline in its adjusted operating income margin, as improvements at PolyVision were more than offset by declines in Asia Pacific and Designtex.
In 2014, we continued taking steps to improve our operating fitness and our global competitiveness. This included implementation of a number of restructuring actions in EMEA, the most significant of which was the initiation of actions to close a manufacturing facility in Germany and the establishment of a new manufacturing location in the Czech Republic.
2014 compared to 2013
We recorded net income of $87.7 in 2014 compared to net income of $38.8 in 2013. The increase in 2014 was driven in large part by improved operating results. The increase was also a result of year-over-year declines in goodwill and other intangible asset impairment charges and restructuring costs, partially offset by higher non-operating charges and a higher effective tax rate in 2014.
Operating income grew to $165.9 in 2014 compared to $59.3 in 2013. The 2014 adjusted operating income of $185.4 represented an increase of $31.5 compared to the prior year. The improvement was driven by strength in the Americas, partially offset by higher adjusted operating losses in EMEA and lower adjusted operating income in the Other category.
Revenue for 2014 was $2,988.9 compared to $2,868.7 for 2013, representing organic revenue growth of 2%. We realized organic growth of 5% in the Americas segment and 2% in the Other category while the EMEA segment experienced an organic decline of 8%. Revenue continued to include a higher mix of project business from some of our largest corporate customers.
Cost of sales decreased to 68.5% of revenue in 2014, an 80 basis point improvement compared to 2013. The improvement was primarily driven by benefits associated with organic revenue growth, net pricing adjustments and various other cost reductions in the Americas, partially offset by costs associated with the changes to the EMEA manufacturing footprint and higher competitive discounting in EMEA and Asia Pacific.
Operating expenses of $757.0 increased by $30.0 in 2014 compared to 2013 but remained flat as a percentage of sales. The year-over-year comparison included the following:

•	unfavorable foreign currency translation effects of $3.0,

•	costs of $3.7 related to dealer acquisitions, net of a divestiture,

•	approximately $10.3 of costs related to the additional week,

•	higher variable compensation expense of $2.9,

•	a reduction of $1.6 in environmental charges, and

•
other costs of $11.7 related to increased spending on marketing, product development and other initiatives in the Americas, net of benefits from restructuring activities and other cost reduction efforts in EMEA.

Goodwill and intangible asset impairment charges in 2014 totaled $12.9 and related to Asia Pacific within the Other category. Goodwill impairment charges in 2013 totaled $59.9 and related to the EMEA segment and Designtex within the Other category. See further details on these items in Note 10 to the consolidated financial statements.
We recorded net restructuring costs of $6.6 in 2014 compared to $34.7 in 2013. The 2014 net charges included the following:

•	severance and business exit costs of $7.9 associated with actions in the EMEA segment,

•	a gain of $4.5 related to the sale of a facility in the EMEA segment in connection with previously announced restructuring actions and

•	business exit costs of $0.9 associated with the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 20 to the consolidated financial statements.
Our 2014 effective tax rate was 40.4%, which is higher than the U.S. federal statutory tax rate of 35%. The higher tax rate is being driven by the losses in EMEA, for which no tax benefit is recognized due to full valuation allowances. Income taxes also reflect unfavorable adjustments to valuation allowances associated with deferred tax assets, including tax loss carryforwards (primarily in EMEA) and the non-deductible nature of the goodwill impairment charges in Asia Pacific, largely offset by an $8.5 benefit associated with a tax strategy in Asia Pacific. See Note 15 to the consolidated financial statements for additional information.
2013 compared to 2012
We recorded net income of $38.8 in 2013 compared to net income of $56.7 in 2012. The results in 2013 reflected 5% organic revenue growth compared to 2012 and lower interest expense but included significant goodwill impairment charges, tax valuation allowance adjustments and foreign tax credit benefits.

Operating income of $59.3 in 2013 compared to operating income of $97.1 in 2012. The 2013 adjusted operating income of $153.9 represented an increase of $26.3 compared to the prior year, due to strength in the Americas. partially offset by lower profitability in EMEA and the Other category.
Revenue for 2013 was $2,868.7 compared to $2,749.5 for 2012, representing organic revenue growth of 5%. We realized organic growth of 7% in the Americas segment and 1% in the EMEA segment while the Other category experienced a modest decline of 1%. Revenue continued to include a higher mix of project business from some of our largest corporate customers.
Cost of sales decreased to 69.3% of revenue in 2013, a 30 basis point improvement compared to 2012. Benefits from organic revenue growth, recent pricing adjustments (net of commodity cost changes) and restructuring actions (net of related disruption costs) and other cost reductions in the Americas were partially offset by an increase in lower-margin project business and higher competitive discounting in EMEA.
Operating expenses of $727.0 increased by $18.7 in 2013 compared to 2012 but decreased as a percentage of sales to 25.3% in 2013 from 25.8% in 2012. The year-over-year comparison included the following:

•	higher variable compensation expense of $11.7,

•	favorable foreign currency translation effects of $9.3,

•	costs of $7.1 related to dealers acquired in 2013,

•	increased spending of approximately $7 on product development and other initiatives,

•	increased reserves of $3.6 for environmental remediation costs associated with a previously-owned manufacturing site, and

•	$1.5 related to dealer divestitures.
Goodwill impairment charges in 2013 totaled $59.9 and related to the EMEA segment and Designtex within the Other category. See further detail of these items in Note 10 to the consolidated financial statements.
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
Our 2013 effective tax rate was 29.3%, which is below the U.S. federal statutory tax rate of 35%. The difference was primarily driven by a foreign tax benefit totaling $56.7, partially offset by unfavorable adjustments to our valuation allowances associated with tax loss carry-forwards and other deferred tax assets and the non-deductible nature of the goodwill impairment charges in EMEA. See Note 15 to the consolidated financial statements for additional information.

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Interest expense	$(17.8)	$(17.8)	$(25.6)
Investment income (loss)	(0.3)	3.7	5.2
Other income (expense), net:
Equity in income of unconsolidated ventures	10.2	9.4	8.3
Miscellaneous, net	(10.8)	0.3	(3.0)
Total other income (expense), net	(0.6)	9.7	5.3
Total interest expense, investment income (loss) and other income (expense), net	$(18.7)	$(4.4)	$(15.1)
Miscellaneous other expense of $10.8 in 2014 included $6.0 of charges related to a minority equity investment and $5.1 of foreign exchange losses compared to small foreign exchange gains in 2013. An investment loss in 2014 compared to an investment gain in 2013. The decline was driven by reductions in the cash surrender value of variable life COLI in 2014 compared to gains in 2013. Interest expense in 2012 includes $7.7 associated with $250 of senior notes which matured and were repaid in Q2 2012.
Business Segment Disclosure
See Note 18 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Nurture, Coalesse, Details and Turnstone brands.

Statement of Operations Data— Americas	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Revenue	$2,154.4	100.0%	$2,015.1	100.0%	$1,868.4	100.0%
Cost of sales	1,438.2	66.8	1,384.4	68.7	1,302.3	69.7
Restructuring costs	0.7	—	13.9	0.7	20.0	1.1
Gross profit	715.5	33.2	616.8	30.6	546.1	29.2
Operating expenses	467.1	21.7	433.8	21.5	421.8	22.6
Goodwill and intangible asset impairment charges	—	—	—	—	—	—
Restructuring costs	1.0	0.1	14.7	0.7	1.5	—
Operating income	$247.4	11.4%	$168.3	8.4%	$122.8	6.6%

Organic Revenue Growth—Americas	Year Ended
	February 28, 2014	February 22, 2013
Prior year revenue	$2,015.1	$1,868.4
Divestitures	—	—
Currency translation effects*	(6.3)	(0.6)
Prior year revenue, adjusted	2,008.8	1,867.8
Current year revenue	2,154.4	2,015.1
Dealer acquisitions	—	(10.5)
Impact of additional week **	(36.2)	—
Current year revenue, adjusted	2,118.2	2,004.6
Organic growth $	$109.4	$136.8
Organic growth %	5%	7%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.
** 2014 included 53 weeks of revenue.

Adjusted Operating Income—Americas	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Operating income	$247.4	11.4%	$168.3	8.4%	$122.8	6.6%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—
Add: restructuring costs	1.7	0.1	28.6	1.4	21.5	1.1
Adjusted operating income	$249.1	11.5%	$196.9	9.8%	$144.3	7.7%
2014 compared to 2013
Operating income in the Americas grew to $247.4 in 2014, compared to $168.3 in 2013. Adjusted operating income in 2014 grew to $249.1 from $196.9 in 2013, an increase of $52.2 or 26.5%. The improvement was driven by organic revenue growth, improved customer mix, various cost reduction efforts in manufacturing and logistics and net benefits from pricing adjustments and previous restructuring actions, offset in part by increased spending on marketing, product development and other initiatives and the impact of a higher mix of lower margin project business.
The Americas revenue represented 72.1% of consolidated revenue in 2014. Revenue for 2014 was $2,154.4 compared to $2,015.1 in 2013, an increase of $139.3 or 6.9%. After adjusting for currency translation effects and the approximate impact of an additional week, organic revenue growth was $109.4 or 5%. Revenue growth in 2014 is categorized as follows:

•	Product categories — Seven out of nine product categories grew in 2014, led by Architectural Solutions, Details and Turnstone. The Wood and Nurture categories declined compared to the prior year.

•	Vertical markets — Information Technology, Insurance, Technical and Professional and Education experienced strong growth rates, while Energy, Federal Government and Financial Services declined.

•	Geographic regions — All regions showed growth over 2013, led by the East Business Group.

•	Contract type — The strongest growth came from project sales, while continuing business grew modestly and marketing programs declined year-over-year.
Cost of sales improved to 66.8% of revenue in 2014 compared to 68.7% of revenue in 2013. The improvement was largely driven by the benefits of organic revenue growth, improved customer mix, various cost reduction efforts in manufacturing and logistics and net benefits from pricing adjustments and previous restructuring actions.

Operating expenses increased by $33.3 in 2014 compared to 2013 primarily due to higher spending on marketing, product development and other initiatives and the impact of the additional week. Operating expenses increased slightly as a percentage of sales to 21.7% in 2014 from 21.5% in 2013.
Restructuring costs of $1.7 incurred in 2014 were primarily related to the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
2013 compared to 2012
Operating income in the Americas grew to $168.3 in 2013, compared to $122.8 in 2012. Adjusted operating income in 2013 grew to $196.9 from $144.3 in 2012, an increase of $52.6 or 36.5%. This increase was primarily driven by organic revenue growth, year-over-year benefits from improved pricing (net of commodity cost changes) and benefits from restructuring actions (net of related disruption costs) but impacted by a higher mix of lower-margin project business from some of our largest corporate customers.
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

•	Vertical markets—Strength in the Energy, Insurance Services, Manufacturing and Information Technology sectors more than offset continued weakness in the U.S. Federal Government sector.

•	Geographic regions—All regions showed growth over 2012, with notable strength in the West Business Group.

•	Contract type—The strongest growth came from our project sales, but revenue from continuing agreements and marketing programs also grew over the prior year.
Cost of sales decreased to 68.7% of revenue in 2013 compared to 69.7% of revenue in 2012. Benefits from organic revenue growth, improved pricing (net of commodity cost increases) and restructuring actions (net of related disruption costs) were partially offset by a higher mix of lower-margin project business (which was somewhat offset by a lower mix of federal government business in the U.S.).
Operating expenses increased by $12.0 in 2013 compared to 2012 primarily due to higher variable compensation expense of $12.8. Operating expenses decreased as a percentage of sales to 21.5% in 2013 from 22.6% in 2012.
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

Statement of Operations Data—EMEA	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Revenue	$566.9	100.0%	$594.8	100.0%	$610.5	100.0%
Cost of sales	429.5	75.8	434.0	73.0	432.9	70.9
Restructuring costs (benefits)	(3.6)	(0.6)	1.0	0.2	5.0	0.8
Gross profit	141.0	24.8	159.8	26.8	172.6	28.3
Operating expenses	164.2	29.0	171.6	28.8	179.5	29.4
Goodwill and intangible asset impairment charges	—	—	35.1	5.9	—	—
Restructuring costs	8.2	1.4	4.0	0.7	3.0	0.5
Operating loss	$(31.4)	(5.6)%	$(50.9)	(8.6)%	$(9.9)	(1.6)%

Organic Revenue Growth (Decline)—EMEA	Year Ended
	February 28, 2014	February 22, 2013
Prior year revenue	$594.8	$610.5
Dealer divestiture	(6.3)	(1.0)
Currency translation effects*	15.9	(33.4)
Prior year revenue, adjusted	604.4	576.1
Current year revenue	566.9	594.8
Dealer acquisitions	(11.4)	(11.7)
Impact of additional week**	—	—
Current year revenue, adjusted	555.5	583.1
Organic growth (decline) $	$(48.9)	$7.0
Organic growth (decline) %	(8)%	1%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.
** EMEA always ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.

Adjusted Operating Income (Loss)—EMEA	Year Ended
	February 28, 2014		February 22, 2013		February 24, 2012
Operating loss	$(31.4)	(5.6)%	$(50.9)	(8.6)%	$(9.9)	(1.6)%
Add: goodwill and intangible asset impairment charges	—	—	35.1	5.9	—	—
Add: restructuring costs	4.6	0.8	5.0	0.9	8.0	1.3
Adjusted operating loss	$(26.8)	(4.8)%	$(10.8)	(1.8)%	$(1.9)	(0.3)%
2014 compared to 2013
EMEA reported an operating loss of $31.4 in 2014 compared to an operating loss of $50.9 in 2013. The 2013 operating loss included goodwill impairment charges of $35.1. The adjusted operating loss of $26.8 in 2014 represented an increase of $16.0 compared to 2013. Overall, the increased loss was primarily driven by the organic revenue decline (including higher levels of competitive discounting) and costs associated with the changes in the EMEA manufacturing footprint, offset in part by benefits from restructuring activities and other cost reduction efforts.
EMEA revenue represented 19.0% of consolidated revenue in 2014. Revenue for 2014 was $566.9 compared to $594.8 in 2013. Organic revenue declined 8% after adjusting for currency translation effects and dealer acquisitions, net of a divestiture. During 2014, growth in the export markets of the central, eastern and southern parts of Europe (as a group) was more than offset by declines across Western Europe, most notably France and Germany.
Cost of sales increased to 75.8% of revenue in 2014, a 280 basis point deterioration compared to 2013. The deterioration was driven by lower absorption of fixed costs associated with the organic revenue decline (including higher levels of competitive discounting), costs associated with the changes in the EMEA manufacturing footprint and various inefficiencies in manufacturing and logistics.
Operating expenses decreased by $7.4 in 2014 as $4.1 of additional operating expenses related to dealer acquisitions, net of a divestiture, and unfavorable currency translation effects were more than offset by the benefits from recent restructuring activities and other cost reduction efforts. Operating expenses as a percentage of sales rose slightly to 29.0% in 2014 from 28.8% in 2013.
Net restructuring costs of $4.6 incurred in 2014 were primarily associated with the reorganization of the sales, marketing and support functions in France, partially offset by a gain on the sale of a facility in connection with previously announced restructuring actions.

2013 compared to 2012
EMEA reported an operating loss of $50.9 in 2013 compared to an operating loss of $9.9 in 2012. The 2013 results included $35.1 of goodwill impairment charges. The adjusted operating loss of $10.8 represented an increase of $8.9 compared to 2012. Overall, the increased loss was primarily driven by a higher mix of lower-margin project business and higher competitive discounting.
EMEA revenue represented 20.8% of consolidated revenue in 2013. Revenue for 2013 was $594.8 compared to $610.5 in 2012. Organic revenue growth was 1% after adjusting for currency translation effects and dealer acquisitions, net of a divestiture. During 2013, all regions achieved mid-single digit organic growth except for Iberia and Northern Europe which declined 12% and 1%, respectively.
Cost of sales increased to 73.0% of revenue in 2013, a 210 basis point deterioration compared to 2012. The deterioration was mainly due to a higher mix of lower-margin project business and higher competitive discounting.
Operating expenses decreased by $7.9 in 2013, primarily driven by $9.6 of favorable foreign currency translation effects and benefits from restructuring activities and other cost reduction efforts, partially offset by the impact of net acquisitions and higher employee expenses, including variable compensation expense.
Restructuring costs of $5.0 incurred in 2013 primarily related to local headcount reductions and owned dealer consolidations.
Other
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures ceramic steel surfaces for use in multiple applications, but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.

Statement of Operations Data—Other	Year Ended
	February 28, 2014		February 22, 2013		February 25, 2011
Revenue	$267.6	100.0%	$258.8	100.0%	$270.6	100.0%
Cost of sales	178.8	66.8	169.4	65.5	178.4	65.9
Restructuring costs	0.1	—	—	—	1.2	0.4
Gross profit	88.7	33.2	89.4	34.5	91.0	33.7
Operating expenses	84.3	31.5	83.6	32.3	76.6	28.3
Goodwill and intangible asset impairment charges	12.9	4.8	24.8	9.6	—	—
Restructuring costs (benefits)	0.2	0.1	1.1	0.4	(0.2)	—
Operating income (loss)	$(8.7)	(3.2)%	$(20.1)	(7.8)%	$14.6	5.4%

Organic Revenue Growth (Decline)—Other	Year Ended
	February 28, 2014	February 22, 2013
Prior year revenue	$258.8	$270.6
Divestiture	—	(8.6)
Currency translation effects*	(2.2)	0.1
Prior year revenue, adjusted	256.6	262.1
Current year revenue	267.6	258.8
Dealer acquisitions	—	—
Impact of additional week **	(5.8)	—
Current year revenue, adjusted	261.8	258.8
Organic growth (decline) $	$5.2	$(3.3)
Organic growth (decline) %	2%	(1)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.
** 2014 included 53 weeks of revenue.

Adjusted Operating Income—Other	Year Ended
	February 28, 2014		February 22, 2013		February 25, 2011
Operating income (loss)	$(8.7)	(3.2)%	$(20.1)	(7.8)%	$14.6	5.4%
Add: goodwill and intangible asset impairment charges	12.9	4.8	24.8	9.6	—	—
Add: restructuring costs	0.3	0.1	1.1	0.4	1.0	0.4
Adjusted operating income	$4.5	1.7%	$5.8	2.2%	$15.6	5.8%
2014 compared to 2013
The Other category reported an operating loss of $8.7 in 2014 compared to an operating loss of $20.1 in 2013. The 2014 results included goodwill and intangible asset impairment charges of $12.9, compared to a goodwill impairment charge of $24.8 in 2013. Adjusted operating income decreased by $1.3 primarily driven by a higher operating loss in Asia Pacific and lower operating income at Designtex, partially offset by higher operating income at PolyVision.
Revenue of $267.6 in 2014 increased by $8.8 compared to revenue of $258.8 in 2013. Excluding currency translation effects and the approximate impact of the additional week, organic revenue grew $5.2 or 2%, driven by PolyVision.
Cost of sales increased to 66.8% of revenue in 2014, a 130 basis point deterioration compared to 2013. The erosion in 2014 was primarily driven by higher competitive discounting in Asia Pacific.
Operating expenses increased by $0.7 to $84.3 in 2014 compared to $83.6 in 2013. The increase was primarily driven by sales and marketing investments at Designtex, partially offset by cost reduction efforts in Asia Pacific.
2013 compared to 2012
The Other category reported an operating loss of $20.1 in 2013 compared to operating income of $14.6 in 2012. The 2013 results included a goodwill impairment charge of $24.8. Adjusted operating income decreased by $9.8 primarily due to lower revenue in Asia Pacific, as well as higher operating expenses across the category.
Revenue of $258.8 in 2013 decreased by $11.8 compared to revenue of $270.6 in 2012. Excluding the decrease in revenue due to the divestiture of a small division at PolyVision and currency translation effects, organic revenue declined $3.3, or 1%, driven by a slowdown in demand in the Asia Pacific region.

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

Statement of Operations Data—Corporate	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Operating expenses	$41.4	$38.0	$30.4
The increase of $3.4 in 2014 was primarily due to higher earnings associated with deferred compensation and higher variable compensation expense. Operating expenses in 2013 included a $3.6 increase in reserves for environmental remediation costs associated with a previously-owned manufacturing site. The remaining increase in 2013 primarily related to higher variable compensation expense.
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

Liquidity Sources	February 28, 2014	February 22, 2013
Cash and cash equivalents	$201.8	$150.4
Short-term investments	119.5	100.5
Company-owned life insurance	154.3	225.8
Availability under credit facilities	163.6	174.2
Total liquidity	$639.2	$650.9
As of February 28, 2014, we held a total of $321.3 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $201.8 cash and cash equivalents, 69% was located in the U.S. and the remaining 31%, or $63.5, was located outside of the U.S., primarily in France, China, Hong Kong and Malaysia. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of U.S. agency debt securities and corporate debt securities.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can be used as a source of liquidity if needed. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value. See Note 9 to the consolidated financial statements for more information.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Net cash flow provided by (used in):
Operating activities	$178.8	$187.3	$101.7
Investing activities	(25.2)	(85.5)	203.2
Financing activities	(101.6)	(64.2)	(334.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7	(0.7)
Net increase (decrease) in cash and cash equivalents	51.4	38.3	(30.1)
Cash and cash equivalents, beginning of period	150.4	112.1	142.2
Cash and cash equivalents, end of period	$201.8	$150.4	$112.1
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Net income	$87.7	$38.8	$56.7
Depreciation and amortization	60.0	58.3	56.4
Goodwill and intangible asset impairment charges	12.9	59.9	—
Deferred income taxes	14.1	(3.0)	13.6
Restructuring costs	6.6	34.7	30.5
Non-cash stock compensation	16.8	9.6	11.6
Changes in accounts receivable, inventories and accounts payable	(16.1)	(7.3)	(11.1)
Changes in employee compensation liabilities	5.5	5.8	(32.5)
Changes in other operating assets and liabilities	(6.8)	(9.1)	(23.1)
Other	(1.9)	(0.4)	(0.4)
Net cash provided by operating activities	$178.8	$187.3	$101.7

Cash provided by operating activities decreased slightly in 2014 when compared to 2013. The change in cash provided by operating activities in 2013 compared to 2012 was primarily due to an increase in cash generated from operating results after consideration of the non-cash goodwill impairment charges.
Cash provided by (used in) investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Capital expenditures	$(86.8)	$(74.0)	$(64.9)
Proceeds from disposal of fixed assets	9.5	15.5	11.7
Purchases of investments	(146.7)	(78.6)	(195.8)
Liquidations of investments	122.3	62.6	466.1
Liquidations of COLI	74.5	—	—
Acquisitions, net of cash acquired	—	(6.2)	(20.9)
Other	2.0	(4.8)	7.0
Net cash provided by (used in) investing activities	$(25.2)	$(85.5)	$203.2
Capital expenditures in 2014 were primarily related to investments in manufacturing operations, product development, corporate facilities and showrooms. During 2014, we reduced our COLI investments by withdrawing basis of $74.5 (tax-free), and we reinvested the proceeds in short term investments.

In 2012, purchases and liquidations of investments activity increased due to our use of the proceeds from the issuance of $250 in senior notes in Q4 2011 and the subsequent repayment of $250 in senior notes in Q2 2012.
Cash used in financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Repayments of short-term and long-term debt	$(2.0)	$(2.3)	$(256.0)
Dividends paid	(50.2)	(45.8)	(31.7)
Common stock repurchases	(49.9)	(19.9)	(47.7)
Excess tax benefit from vesting of stock awards	0.5	3.8	1.1
Net cash used in financing activities	$(101.6)	$(64.2)	$(334.3)
We paid dividends of $0.10, $0.09 and $0.06 per common share during each quarter in 2014, 2013 and 2012, respectively. On March 25, 2014, our Board of Directors declared a dividend of $0.105 per common share to be paid in Q1 2015.
During 2014, 2013 and 2012, we made common stock repurchases of $49.9, $19.9, and $47.7, respectively, all of which related to our Class A Common Stock. As of February 28, 2014, we had $93.0 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units, pursuant to the terms of our Incentive Compensation Plan, were $6.6, $3.0 and $0.1 in 2014, 2013 and 2012, respectively.
In Q2 2012, we repaid $250.0 of senior notes at face value.
Capital Resources
Off-Balance Sheet Arrangements
We are contingently liable under loan and lease guarantees for certain Steelcase dealers in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 28, 2014 and February 22, 2013, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 28, 2014 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$287.0	$2.6	$33.9	$0.2	$250.3
Estimated interest on debt obligations	115.4	17.2	34.2	31.9	32.1
Operating leases	170.9	37.5	54.4	37.6	41.4
Committed capital expenditures	34.4	34.4	—	—	—
Purchase obligations	55.6	41.0	7.6	6.6	0.4
Other liabilities	3.2	3.2	—	—	—
Employee benefit and compensation obligations	266.9	109.3	43.3	27.2	87.1
Total	$933.4	$245.2	$173.4	$103.5	$411.3
Total consolidated debt as of February 28, 2014 was $287.0. Of our total debt, $249.9 is in the form of term notes due in 2021 and $35.8 is related to financing secured by our two corporate aircraft.

We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2025. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
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
The contractual obligations table above is current as of February 28, 2014. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI to be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 28, 2014 were:

Liquidity Facilities	February 28, 2014
Global committed bank facility	$125.0
Various uncommitted lines	38.6
Total credit lines available	163.6
Less: borrowings outstanding	—
Available capacity	$163.6
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 28, 2014, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings on uncommitted facilities as of February 28, 2014. In addition, we have a revolving letter of credit agreement for $13.5 of which $11.3 was utilized primarily related to our self-insured workers’ compensation programs as of February 28, 2014. There were no draws on our standby letters of credit during 2014.
Total consolidated debt as of February 28, 2014 was $287.0. Our debt primarily consists of $249.9 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 28, 2014 of $35.8. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in Q2 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
See Note 12 to the consolidated financial statements for additional information.
Liquidity Outlook
Our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe the timing, strength and continuity of the economic recovery across the geographies we serve remain uncertain which may challenge our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and have flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.
We expect capital expenditures to total between $90 to $100 in 2015 compared to $87 in 2014. This amount includes the establishment of a new manufacturing location in the Czech Republic, global upgrades to various manufacturing technologies and investments in showrooms. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 25, 2014, we announced a quarterly dividend on our common stock of $0.105 per share, or $12.9, to be paid in Q1 2015. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2014, we evaluated goodwill and intangible assets using five reporting units where goodwill is recorded: Americas, EMEA and Asia Pacific, Designtex and PolyVision within the Other category.
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
During Q4 2014, we performed our annual impairment assessment of goodwill in our reporting units, and in Q3 2014, we completed an interim evaluation of our Asia Pacific reporting unit (within the Other category). In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method and reconciled the sum of the fair values of our reporting units to our total market capitalization plus a control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.
As part of the annual reconciliation to our adjusted market capitalization, we made adjustments to the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from

12.6% to 16.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.
In Q3 2014, as a result of our interim testing of our Asia Pacific reporting unit, we recorded a $12.3 impairment charge for goodwill, and there is no remaining net goodwill in the Asia Pacific reporting unit as of February 28, 2014. Additionally, a charge of $0.6 was recorded in Asia Pacific for impairment of other intangible assets. See further details in Note 10 to the consolidated financial statements. There were no other impairments for our remaining reporting units in 2014.
In Q4 2013, our annual goodwill impairment analysis resulted in impairment charges of $59.9 for goodwill related to EMEA and Designtex within the Other category as discussed in Note 10 to the consolidated financial statements. There were no other impairments for our remaining reporting units.
As of February 28, 2014, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheets as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$89.6	$9.7
EMEA	—	1.9
Other category	18.5	5.0
Total	$108.1	$16.6
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,234.0
Other category	55.0
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,056.0
Other category	43.0
After recording impairment charges discussed above, no reporting units would have had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
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
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $2.2.

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
In 2014, we implemented tax planning strategies resulting in a $20.2 worthless stock deduction and a $1.7 bad debt deduction that will reduce our 2014 U.S. tax liabilities by $8.5. The deductions relate to the liquidation of certain subsidiaries in the Asia Pacific region. The ability to take the tax deductions hinges on a number of factors, including the solvency of the subsidiaries and the characterization of the transaction. We have analyzed all of the issues and assert that it is more likely than not that we are entitled to both the worthless stock deduction and the bad debt deduction. Therefore, it is appropriate to include the benefit in our 2014 consolidated financial statements.
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
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 28, 2014, we recorded tax benefits from operating loss carryforwards of $90.9, but we have also recorded valuation allowances totaling $76.2, which reduced our recorded tax benefit to $14.7. It is considered more likely than not that a $14.7 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established or adjusted.
Additionally, we have deferred tax assets related to tax credit carryforwards of $23.6. The majority of these credit carryforwards are the result of a tax planning strategy entered into during 2013. We expect to utilize $17.7 with the filing of our 2014 tax return. The U.S. foreign tax credit carryforward period is 10 years and utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining excess foreign tax credits (as well as the remaining other credits) within the allowable carryforward period. As noted above regarding operating loss carryforwards, a valuation allowance will be established on the credit carryforwards if their expected realization changes.
As of February 28, 2014, we have recorded valuation allowances totaling $81.8 against deferred tax assets, including net operating losses of $76.0 and other deductible temporary tax differences of $5.8. The $14.7 of deferred tax assets related to net operating losses for which there is no valuation allowance recorded as of February 28, 2014 is anticipated to be realized through future operating profits. Our judgment related to the realization of deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2014 of approximately $4.
See Note 15 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 28, 2014 and February 22, 2013, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2014	February 22, 2013	February 28, 2014	February 22, 2013
Fair value of plan assets	$55.0	$50.2	$—	$—
Benefit plan obligations	103.5	101.7	69.1	77.3
Funded status	$(48.5)	$(51.5)	$(69.1)	$(77.3)
The post-retirement medical and life insurance plans are unfunded. As of February 28, 2014, approximately 68% of our unfunded defined benefit pension obligations related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. Our investments in whole life and variable life COLI policies with a net cash surrender value of $154.3 as of February 28, 2014 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans, thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve as of February 28, 2014 and the Ryan ALM 45/95 curve as of February 22, 2013). The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each fiscal year.
Based on consolidated benefit obligations as of February 28, 2014, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2014 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $13. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 28, 2014, our initial rate of 7.04% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable after 2012 due to our change to a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 28, 2014, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2013 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated unamortized prior service credits and net experience gains recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets were $24.5 as of February 28, 2014 and $23.4 as of February 22, 2013.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2014, 2013 and 2012, we transacted business in 16 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar and the pound sterling. Revenue from foreign locations represented approximately 32% of our consolidated revenue in 2014, 34% in 2013 and 36% in 2012. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. We do not use derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $1 in 2014 and $2 in 2013 and decreased operating income by approximately $2 in 2012. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the

Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 28, 2014 and February 22, 2013, the cumulative net currency translation adjustments reduced shareholders’ equity by $19.5 and $23.6, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency. For 2014, net transactions losses were $5.1. For 2013, net transaction gains were $1.2 and for 2012, net transaction losses were $0.3.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and corporate debt securities. Additionally, we held auction rate securities with a par value of $11.7 as of February 28, 2014. These investments are classified as long-term since no liquid markets currently exist for these securities. The risk on our short-term and long-term borrowings is primarily related to a loan with a balance of $35.8 and $38.4 as of February 28, 2014 and February 22, 2013, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 3.35%.
We estimate a 1% increase in interest rates would have increased our net income by approximately $1 in 2014, 2013 and 2012, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 28, 2014, approximately 42% of our fixed-income investments mature within one year, approximately 25% in two years, approximately 27% in three years and approximately 6% in four or more years.
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
As a result of changes in commodity costs, cost of sales decreased approximately $3 during 2014, and cost of sales increased approximately $2 and $38 during 2013 and 2012, respectively. The decrease in commodity costs during 2014 was driven primarily by lower steel and fuel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12, $12 and $11 in 2014, 2013 and 2012, respectively. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. During Q4 2014, our investments in variable life COLI policies were allocated at approximately 50% fixed income and 50% equity. During Q4 2012 through Q3 2014, the majority of our investments in variable life COLI policies were in fixed income securities. Prior to Q4 2012, this allocation had been set at 80% fixed income and 20% equity.

We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $2 in 2014, would not have been material in 2013 and would have reduced our net income by approximately $2 in 2012. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 28, 2014.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2014 of the Company and our report dated April 17, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 28, 2014 and February 22, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 28, 2014 and February 22, 2013 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 17, 2014

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Revenue	$2,988.9	$2,868.7	$2,749.5
Cost of sales	2,046.5	1,987.8	1,913.6
Restructuring costs (benefits)	(2.8)	14.9	26.2
Gross profit	945.2	866.0	809.7
Operating expenses	757.0	727.0	708.3
Goodwill and intangible asset impairment charges	12.9	59.9	—
Restructuring costs	9.4	19.8	4.3
Operating income	165.9	59.3	97.1
Interest expense	(17.8)	(17.8)	(25.6)
Investment income (loss)	(0.3)	3.7	5.2
Other income (expense), net	(0.6)	9.7	5.3
Income before income tax expense	147.2	54.9	82.0
Income tax expense	59.5	16.1	25.3
Net income	$87.7	$38.8	$56.7
Earnings per share:
Basic	$0.70	$0.30	$0.43
Diluted	$0.69	$0.30	$0.43

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Net income	$87.7	$38.8	$56.7

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	0.3	2.5	(0.7)
Pension and other post-retirement liability adjustments	1.1	—	0.5
Derivative adjustments	—	—	(0.2)
Foreign currency translation adjustments	4.1	(5.8)	0.8
Total other comprehensive income (loss), gross	$5.5	$(3.3)	$0.4

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	(0.1)	(0.9)	0.3
Pension and other post-retirement liability adjustments	(0.4)	(0.8)	(0.6)
Derivative adjustments	—	—	0.1
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	$(0.5)	$(1.7)	$(0.2)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.2	1.6	(0.4)
Pension and other post-retirement liability adjustments	0.7	(0.8)	(0.1)
Derivative adjustments	—	—	(0.1)
Foreign currency translation adjustments	4.1	(5.8)	0.8
Total other comprehensive income (loss), net	$5.0	$(5.0)	$0.2

Comprehensive income	$92.7	$33.8	$56.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 28, 2014	February 22, 2013
ASSETS
Current assets:
Cash and cash equivalents	$201.8	$150.4
Short-term investments	119.5	100.5
Accounts receivable, net of allowances of $13.0 and $14.5	306.8	287.3
Inventories	151.5	137.5
Deferred income taxes	56.0	56.2
Prepaid expenses	19.3	17.9
Other current assets	35.0	28.8
Total current assets	889.9	778.6
Property, plant and equipment, net of accumulated depreciation of $1,140.8 and $1,221.4	377.0	353.2
Company-owned life insurance ("COLI")	154.3	225.8
Deferred income taxes	85.1	101.7
Goodwill	108.1	121.4
Other intangible assets, net of accumulated amortization of $41.8 and $46.6	16.6	19.2
Investments in unconsolidated affiliates	53.0	53.3
Other assets	42.7	36.4
Total assets	$1,726.7	$1,689.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212.5	$198.6
Short-term borrowings and current portion of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	152.8	129.4
Employee benefit plan obligations	26.1	23.8
Customer deposits	16.0	13.5
Product warranties	17.5	14.1
Other	110.7	102.8
Total current liabilities	538.2	484.8
Long-term liabilities:
Long-term debt less current maturities	284.4	286.4
Employee benefit plan obligations	151.1	158.0
Other long-term liabilities	75.9	92.4
Total long-term liabilities	511.4	536.8
Total liabilities	1,049.6	1,021.6
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 89,909,946 and 86,010,584 issued and outstanding	—	—
Class B common stock-no par value; 475,000,000 shares authorized, 32,966,818 and 39,154,003 issued and outstanding	—	—
Additional paid-in capital	—	27.2
Accumulated other comprehensive income (loss)	0.8	(4.2)
Retained earnings	676.3	645.0
Total shareholders’ equity	677.1	668.0
Total liabilities and shareholders’ equity	$1,726.7	$1,689.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 25, 2011	132,234,568	$48.5	$—	$20.2	$0.6	$627.0	$696.3
Common stock issuance	38,888	0.3					0.3
Common stock repurchases	(5,802,293)	(47.7)					(47.7)
Tax effect of exercise of stock awards				1.1			1.1
Restricted stock units issued as common stock	18,166
Performance units and restricted stock units expense				11.3			11.3
Other comprehensive income					0.2		0.2
Dividends paid ($0.24 per share)						(31.7)	(31.7)
Net income						56.7	56.7
February 24, 2012	126,489,329	$1.1	$—	$32.6	$0.8	$652.0	$686.5
Common stock issuance	43,238			0.3			0.3
Common stock repurchases	(2,346,590)	(1.1)		(18.8)			(19.9)
Tax effect of exercise of stock awards				3.8			3.8
Performance units issued as common stock	763,425
Restricted stock units issued as common stock	215,185
Performance units and restricted stock units expense				9.3			9.3
Other comprehensive income (loss)					(5.0)		(5.0)
Dividends paid ($0.36 per share)						(45.8)	(45.8)
Net income						38.8	38.8
February 22, 2013	125,164,587	$—	$—	$27.2	$(4.2)	$645.0	$668.0
Common stock issuance	31,790			0.5			0.5
Common stock repurchases	(3,619,817)			(43.7)		(6.2)	(49.9)
Tax effect of exercise of stock awards				0.5			0.5
Performance units issued as common stock	1,018,500
Restricted stock units issued as common stock	281,704
Performance units and restricted stock units expense				16.3			16.3
Other repurchases related to stock vested not yet issued				(0.8)			(0.8)
Other comprehensive income					5.0		5.0
Dividends paid ($0.40 per share)						(50.2)	(50.2)
Net income						87.7	87.7
February 28, 2014	122,876,764	$—	$—	$—	$0.8	$676.3	$677.1

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
OPERATING ACTIVITIES
Net income	$87.7	$38.8	$56.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.0	58.3	56.4
Goodwill and intangible asset impairment charges	12.9	59.9	—
Loss (gain) on disposal of fixed assets	(1.7)	1.6	4.6
Deferred income taxes	14.1	(3.0)	13.6
Restructuring costs	6.6	34.7	30.5
Non-cash stock compensation	16.8	9.6	11.6
Equity in income of unconsolidated affiliates	(10.2)	(9.4)	(8.3)
Dividends received from unconsolidated affiliates	6.2	5.4	5.8
Other	3.8	2.0	(2.5)
Changes in operating assets and liabilities, net of acquisitions, divestitures and deconsolidations:
Accounts receivable	(15.7)	(12.8)	8.0
Inventories	(13.1)	2.1	(17.1)
Other assets	(6.6)	2.4	7.3
Accounts payable	12.7	3.4	(2.0)
Employee compensation liabilities	5.5	5.8	(32.5)
Employee benefit obligations	(4.1)	(2.9)	(0.4)
Accrued expenses and other liabilities	3.9	(8.6)	(30.0)
Net cash provided by operating activities	178.8	187.3	101.7
INVESTING ACTIVITIES
Capital expenditures	(86.8)	(74.0)	(64.9)
Proceeds from disposal of fixed assets	9.5	15.5	11.7
Purchases of investments	(146.7)	(78.6)	(195.8)
Liquidations of investments	122.3	62.6	466.1
Liquidations of COLI	74.5	—	—
Acquisitions, net of cash acquired	—	(6.2)	(20.9)
Other	2.0	(4.8)	7.0
Net cash provided by (used in) investing activities	(25.2)	(85.5)	203.2
FINANCING ACTIVITIES
Dividends paid	(50.2)	(45.8)	(31.7)
Common stock repurchases	(49.9)	(19.9)	(47.7)
Excess tax benefit from vesting of stock awards	0.5	3.8	1.1
Borrowings of long-term debt, net of issuance costs	0.6	0.3	0.2
Repayments of long-term debt	(2.5)	(2.6)	(255.5)
Borrowings of lines of credit	0.2	1.5	—
Repayments of lines of credit	(0.3)	(1.5)	(0.7)
Net cash used in financing activities	(101.6)	(64.2)	(334.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7	(0.7)
Net increase (decrease) in cash and cash equivalents	51.4	38.3	(30.1)
Cash and cash equivalents, beginning of period	150.4	112.1	142.2
Cash and cash equivalents, end of period	$201.8	$150.4	$112.1
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$33.1	$9.4	$10.7
Interest paid, net of amounts capitalized	$17.4	$17.4	$26.2

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 10,700 employees. We operate manufacturing and distribution center facilities in 21 principal locations. We distribute products through various channels, including independent and company-owned dealers, in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method and cost method investments are reported in Other income (expense), net on the Consolidated Statements of Income. See Note 11 for additional information.
Fiscal Year
Our fiscal year ends on the last Friday in February with each fiscal quarter typically including 13 weeks. The fiscal year ended February 28, 2014 contained 53 weeks, with Q4 2014 containing 14 weeks. The fiscal years ended February 22, 2013 and February 24, 2012 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

Foreign Currency
For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income, but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the applicable period.
Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net.
Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 28, 2014 and February 22, 2013 was $9.0 and $3.5, respectively, and consisted primarily of funds held in escrow for construction in progress and potential future workers’ compensation claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
Allowances for Credit Losses
Allowances for credit losses related to accounts receivable and notes receivable are maintained at a level considered by management to be adequate to absorb an estimate of probable future losses existing at the balance sheet date. In estimating probable losses, we review accounts that are past due or in bankruptcy. We consider an accounts receivable or notes receivable balance past due when payment is not received within the stated terms. We review accounts that may have higher credit risk using information available about the debtor, such as financial statements, news reports and published credit ratings. We also use general information regarding industry trends, the economic environment and information gathered through our network of field-based employees. Using an estimate of current fair market value of any applicable collateral and other credit enhancements, such as third party guarantees, we arrive at an estimated loss for specific concerns and estimate an additional amount for the remainder of trade balances based on historical trends and other factors previously referenced. Receivable balances are written off when we determine the balance is uncollectible. Subsequent recoveries, if any, are credited to bad debt expense when received.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that materially extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.
Long-lived assets such as property, plant and equipment are tested for impairment when conditions indicate that the carrying value may not be recoverable. We evaluate several conditions, including, but not limited to, the following: a significant decrease in the market price of an asset or an asset group; a significant adverse change in the extent or manner in which a long-lived asset is being used, including an extended period of idleness; and a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We review the carrying value of our long-lived assets held and used using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.
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
Contingencies
Loss contingencies are accrued if the loss is probable and the amount of the loss can be reasonably estimated. Legal costs associated with potential loss contingencies are expensed as incurred. We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are party to any lawsuit or proceeding, individually and in the aggregate, that is likely to have a material adverse impact on the consolidated financial statements.
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
Our total reserve for estimated domestic workers’ compensation claims incurred as of February 28, 2014 and February 22, 2013 was $14.6 and $15.9, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of February 28, 2014 and February 22, 2013 was $5.0 and $4.8, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets.
Our reserve for estimated product liability claims incurred as of February 28, 2014 and February 22, 2013 was $5.8 and $5.3, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets.
The estimate for employee medical, dental, and short-term disability claims incurred as of February 28, 2014 and February 22, 2013 was $2.8 and $3.0, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties
We offer warranties ranging from 12 years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Balance as of beginning of period	$31.1	$29.9	$31.3
Accruals related to product warranties, recalls and retrofits	16.2	10.7	11.1
Adjustments related to changes in estimates	4.6	(0.3)	1.9
Reductions for settlements	(14.9)	(9.4)	(14.4)
Currency translation adjustments	0.3	0.2	—
Balance as of end of period	$37.3	$31.1	$29.9
Our reserve for estimated settlements expected to be paid beyond one year as of February 28, 2014 and February 22, 2013 was $19.8 and $17.0, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost), experience gains(losses) or transition obligation is reported as a component of Accumulated Other Comprehensive Income (Loss), net of tax, in shareholders’ equity. See Note 13 for additional information.
Environmental Matters
Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $6.6 and $5.6 as of February 28, 2014 and February 22, 2013, respectively. These liabilities were discounted using a rate of 3.6% and 3.2% as of February 28, 2014 and February 22, 2013, respectively. Our undiscounted liabilities were $8.5 and $7.2 as of February 28, 2014 and February 22, 2013, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition
Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when title and risks associated with ownership have passed to the dealer or customer. Typically, this is when product is shipped to the dealer. When product is shipped directly to an end customer, revenue is typically recognized upon delivery or upon acceptance by the end customer. Revenue from services is recognized when the services have been rendered. Total revenue does not include sales tax, as we consider ourselves a pass-through entity for collecting and remitting sales taxes.
Cost of Sales
Cost of sales includes material, labor and overhead. Included within these categories are such items as compensation expense, depreciation, facilities expense, inbound freight charges, warehousing costs, shipping and handling expenses, warranty expense, internal transfer costs and other costs of our distribution network.
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
Research and Development Expenses
Research and development expenses, which are expensed as incurred, were $35.9 for 2014, $36.0 for 2013 and $35.8 for 2012. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in the research and development expenses.

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
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.
Restricted stock units and performance units are credited to equity as they are expensed over the requisite service periods based on the grant-date fair value of the shares expected to be issued. See Note 16 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $287.0 and $289.0 as of February 28, 2014 and February 22, 2013, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $327 and $321 as of February 28, 2014 and February 22, 2013, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
See Note 6 and Note 12 for additional information.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also managed through the use of derivative instruments. Foreign exchange forward contracts serve to mitigate the risk of conversion or translation of certain foreign denominated net income, assets and liabilities. We primarily use derivatives for intercompany loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, Mexican peso, Canadian dollar, pound sterling and Australian dollar and have maturity dates less than one year. See Note 6 for additional information.
Assets and liabilities related to derivative instruments as of February 28, 2014 and February 22, 2013 are summarized below:

Consolidated Balance Sheets	February 28, 2014	February 22, 2013
Other current assets	$0.3	$1.3
Accrued expenses	(3.2)	(1.9)
Total net fair value of derivative instruments (1)	$(2.9)	$(0.6)
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $122.4 as of February 28, 2014 and $115.0 as of February 22, 2013.
Net gains (losses) recognized from derivative instrument activity in 2014, 2013 and 2012 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Cost of sales	$(0.1)	$0.2	$0.3
Operating expenses	—	0.1	0.1
Other income (expense), net	(3.5)	(0.5)	4.8
Total net gains (losses)	$(3.6)	$(0.2)	$5.2

3.	NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. This presentation may be either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For other significant amounts not required to be

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The Company adopted these provisions in Q1 2014, applied prospectively. This update impacts disclosures only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or cash flows. The disclosures required by this update are included in Note 5.

4.	EARNINGS PER SHARE
Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities include performance units and restricted stock units in which the participants have non-forfeitable rights to dividends or dividend equivalents during the performance period. Diluted earnings per share includes the effects of certain performance units in which the participants have forfeitable rights to dividends or dividend equivalents during the performance period.

Computation of Earnings per Share	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Net income	$87.7	$38.8	$56.7
Adjustment for earnings attributable to participating securities	(1.4)	(0.6)	(1.0)
Net income used in calculating earnings per share	$86.3	$38.2	$55.7
Weighted-average common shares outstanding including participating securities (in millions)	126.0	127.4	131.9
Adjustment for participating securities (in millions)	(1.9)	(1.8)	(2.3)
Shares used in calculating basic earnings per share (in millions)	124.1	125.6	129.6
Effect of dilutive stock-based compensation (in millions)	1.3	1.7	—
Shares used in calculating diluted earnings per share (in millions)	125.4	127.3	129.6
Earnings per share:
Basic	$0.70	$0.30	$0.43
Diluted	$0.69	$0.30	$0.43
Total common shares outstanding at period end (in millions)	122.9	125.2	126.5
Anti-dilutive options and performance units excluded from computation of diluted earnings per share (in millions)	0.1	—	3.5

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2013	$0.6	$18.9	$(0.1)	$(23.6)	$(4.2)
Other comprehensive income before reclassifications	0.3	6.4	—	4.1	10.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	(5.7)	—	—	(5.8)
Net current period other comprehensive income	0.2	0.7	—	4.1	5.0
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for 2014:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line in the Consolidated Statements of Income
	Year Ended
	February 28, 2014
Unrealized gains on investments	$(0.1)	Other income
	—	Income tax expense
	(0.1)	Net income

Amortization of pension and other post-retirement liability adjustments
Actuarial losses	0.3	Cost of sales
Actuarial losses	1.2	Operating expenses
Prior service credit	(4.3)	Cost of sales
Prior service credit	(4.8)	Operating expenses
	1.9	Income tax expense
	(5.7)	Net of tax
Total reclassifications	$(5.8)

6.	FAIR VALUE
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 28, 2014 and February 22, 2013 are summarized below:

Fair Value of Financial Instruments	February 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.8	$—	$—	$201.8
Restricted cash	9.0	—	—	9.0
Managed investment portfolio and other investments
Corporate debt securities	—	48.0	—	48.0
U.S. agency debt securities	—	48.9	—	48.9
U.S. government debt securities	7.8	—	—	7.8
Asset backed securities	—	5.6	—	5.6
Municipal debt securities	—	3.4	—	3.4
Other investments	—	5.8	—	5.8
Foreign exchange forward contracts	—	0.3	—	0.3
Auction rate securities	—	—	9.6	9.6
Canadian asset-backed commercial paper restructuring notes	—	3.7	—	3.7
	$218.6	$115.7	$9.6	$343.9
Liabilities:
Foreign exchange forward contracts	$—	$(3.2)	$—	$(3.2)
	$—	$(3.2)	$—	$(3.2)

Fair Value of Financial Instruments	February 22, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.4	$—	$—	$150.4
Restricted cash	3.5	—	—	3.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.3	—	30.3
U.S. agency debt securities	—	44.1	—	44.1
U.S. government debt securities	4.4	—	—	4.4
Asset backed securities	—	5.5	—	5.5
Municipal debt securities	—	14.1	—	14.1
Other investments	—	2.1	—	2.1
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	9.8	9.8
Canadian asset-backed commercial paper restructuring notes	—	—	3.5	3.5
	$158.3	$97.4	$13.3	$269.0
Liabilities:
Foreign exchange forward contracts	$—	$(1.9)	$—	$(1.9)
	$—	$(1.9)	$—	$(1.9)

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
The cost basis for these investments, determined using the specific identification method, was $119.0 and $99.9 as of February 28, 2014 and February 22, 2013, respectively. Gross unrealized gains were $0.2 for 2014 and 2013. As of February 28, 2014, approximately 42% of the debt securities mature within one year, approximately 25% in two years, approximately 27% in three years and approximately 6% in four or more years.
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
Auction Rate Securities
As of February 28, 2014, we held auction rate securities (“ARS”) totaling $11.7 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined short-term intervals. The auctions failed in 2008 and are not being conducted at this time. While there has been no payment default with respect to our remaining ARS, these investments are not widely traded and therefore do not currently have a readily-determinable market value. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to easily liquidate these investments will have no impact on our ability to fund our ongoing operations. During 2013, one issuance held in our portfolio was redeemed at par for $5.0 in proceeds.
To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows and (iv) the formula applicable to each security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $11.7 have been adjusted to an estimated fair value of $9.6 as of February 28, 2014.
We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Since the inception of our ARS investments, we have recorded other-than-temporary impairment losses and unrealized gains of $2.5 and $0.4, respectively. The investments other-than-temporarily impaired as of February 28, 2014 were impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.5.
We continue to monitor the market for ARS and consider the impact, if any, on the estimated fair value of these investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional other-than-temporary impairments and/or unrealized impairment losses.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Asset-Backed Commercial Paper Restructuring Notes
As of February 28, 2014, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $4.4. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9. During 2013, one note held in our portfolio matured and was redeemed at par for $0.5 in proceeds.
The restructuring notes were issued under the court-approved restructuring entity, Master Asset Vehicle II, in 2009. We hold a class A-1 note, a class A-2 note, a class B note and a class C note. The class A-1 note is rated “AA” by Dominion Bond Rating Service and equals 75% of the par value of the notes; the class A-2 note is rated “A” by Dominion Bond Rating Service and equals 19% of the par value. The class B and class C notes carry no rating and approximate 6% of the par value of the notes. The notes pay interest quarterly at a rate equal to the Canadian Bankers Acceptance Rate less 50 basis points.
In 2014, these assets were transferred out of Level 3 primarily as the result of increased market liquidity and price transparency.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 28, 2014 and February 22, 2013:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper
Balance as of February 24, 2012	$12.9	$4.1
Unrealized gain on investments	1.9	—
Sale of investments	(5.0)	—
Maturities of investments	—	(0.5)
Currency translation adjustment	—	(0.1)
Balance as of February 22, 2013	$9.8	$3.5
Unrealized gain (loss) on investments	(0.2)	0.5
Currency translation adjustment	—	(0.3)
Transfers out of Level 3	—	(3.7)
Balance as of February 28, 2014	$9.6	$—
There were no other-than-temporary impairments or transfers into Level 3 during either 2014 or 2013. It is the Company's policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

7.	INVENTORIES

Inventories	February 28, 2014	February 22, 2013
Raw materials	$73.1	$58.7
Work in process	12.2	13.2
Finished goods	87.7	87.0
	173.0	158.9
Less: LIFO reserve	21.5	21.4
	$151.5	$137.5
The portion of inventories determined by the LIFO method aggregated to $70.8 and $70.2 as of February 28, 2014 and February 22, 2013, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 28, 2014	February 22, 2013
Land		$41.3	$38.6
Buildings and improvements	10 – 40	490.7	526.3
Machinery and equipment	3 – 15	709.2	715.4
Furniture and fixtures	5 – 8	55.9	68.0
Leasehold improvements	3 – 10	52.6	53.0
Capitalized software	3 – 10	128.7	139.0
Construction in progress		39.4	34.3
		1,517.8	1,574.6
Accumulated depreciation		(1,140.8)	(1,221.4)
		$377.0	$353.2
A majority of the net book value of property, plant and equipment as of February 28, 2014 relates to machinery and equipment of $152.7 and buildings and improvements of $103.2. A majority of the net book value of property, plant and equipment as of February 22, 2013 relates to machinery and equipment of $126.6 and building and improvements of $118.1. Depreciation expense on property, plant and equipment was $56.3 for 2014, $53.6 for 2013 and $52.7 for 2012. The estimated cost to complete construction in progress was $34.4 and $22.2 as of February 28, 2014 and February 22, 2013, respectively. There were no interest costs capitalized in construction in progress in 2014 or 2013, and there was $0.8 capitalized in 2012.
In 2013, we recognized a $12.4 impairment charge in conjunction with the previously announced closure of our Corporate Development Center. The decline in market value of the facility and the completion of employee relocations out of the facility led to the charge in 2013. This charge was included in Restructuring costs in the Consolidated Statements of Income. See Note 20 for further details.
Included in Other current assets on the Consolidated Balance Sheets as of February 28, 2014 is $5.3 of buildings and improvements that is classified as assets “held for sale”.

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
During Q3 2014, we reduced the variable life COLI balances by withdrawing basis of $74.5 (tax-free) and invested the cash proceeds in short-term investments. The remaining investments in whole life and variable life COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 28, 2014 aggregated approximately $150, with a related deferred tax asset of approximately $55. The designations of our COLI investments as funding sources for our benefit obligations do not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.
The costs associated with the long-term benefit obligations that the investments are intended to fund are recorded in Operating expenses on the Consolidated Statements of Income. As these costs exceed the net returns in cash surrender value, normal insurance expenses and any death benefit gains (“COLI income”) related to our investments in COLI policies, we began recording all COLI income in Operating expenses on the Consolidated Statements of Income during Q3 2014.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances of our COLI investments as of February 28, 2014 and February 22, 2013 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 28, 2014	Net Cash Surrender Value
				February 28, 2014	February 22, 2013
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$114.3	$109.6
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	50% fixed income; 50% equity	40.0	116.2
				$154.3	$225.8
Following is a summary of the allocation of COLI income for 2014, 2013 and 2012:

COLI Income	Whole Life Policies	Variable Life Policies	Total
2014
Cost of sales	$0.6	$—	$0.6
Operating expenses	4.5	0.9	5.4
Operating income	5.1	0.9	6.0
Investment income (loss)	—	(1.8)	(1.8)
Income before income tax expense	$5.1	$(0.9)	$4.2
2013
Cost of sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6
Operating income	5.8	—	5.8
Investment income	—	3.0	3.0
Income before income tax expense	$5.8	$3.0	$8.8
2012
Cost of sales	$1.0	$—	$1.0
Operating expenses	4.1	—	4.1
Operating income	5.1	—	5.1
Investment income	—	3.2	3.2
Income before income tax expense	$5.1	$3.2	$8.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 28, 2014 and February 22, 2013, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$92.4	$259.9	$116.8	$469.1
Accumulated impairment losses	(1.7)	(229.9)	(60.9)	(292.5)
Balance as of February 24, 2012	$90.7	$30.0	$55.9	$176.6
Acquisitions (1)	—	4.4	—	4.4
Impairments (2)	—	(35.1)	(24.8)	(59.9)
Currency translation adjustments	(0.3)	0.7	(0.1)	0.3
Goodwill	92.1	265.0	116.7	473.8
Accumulated impairment losses	(1.7)	(265.0)	(85.7)	(352.4)
Balance as of February 22, 2013	$90.4	$—	$31.0	$121.4
Impairments (3)	—	—	(12.3)	(12.3)
Currency translation adjustments	(0.8)	—	(0.2)	(1.0)
Goodwill	91.3	265.0	116.5	472.8
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 28, 2014	$89.6	$—	$18.5	$108.1
________________________

(1)	In 2013, we made various immaterial acquisitions resulting in additions to goodwill in the EMEA segment.

(2)	In 2013, we recorded goodwill impairment charges in both our EMEA and Designtex reporting units. See further details below.

(3)	In 2014, we recorded goodwill impairment charges in our Asia Pacific reporting unit. See further details below.
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
In Q3 2014, we determined that it was more likely than not that the fair value of our Asia Pacific reporting unit (in the Other category) had fallen below its carrying value. The decline in the estimated fair value of the Asia Pacific reporting unit was driven in part by continued quarterly operating losses during 2014, which were substantially below previous expectations. These losses were primarily the result of lower than expected revenue in most markets, especially China, Australia and Japan. The sales shortfalls were partially due to the impact of weaker than expected economic conditions in the region. During Q3 2014, senior management completed a comprehensive review of the Asia Pacific business unit during a visit to the region, including an update of our near-term financial projections, taking into consideration current industry and market conditions and business model challenges facing the Asia Pacific business unit. As a result, we determined that lower levels of near-term revenue growth and profitability were more likely than not and thus, we completed an interim goodwill impairment evaluation for the Asia

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pacific reporting unit. Based on the step one and step two analyses, we recorded a $12.3 goodwill impairment charge in Q3 2014, and there was no remaining net goodwill in the Asia Pacific reporting unit as of February 28, 2014. We tested the recoverability of the Asia Pacific long-lived assets (other than goodwill and intangible assets) and concluded that these assets were not impaired.
In Q4 2013, we completed our annual goodwill impairment analysis and concluded that the fair value of our EMEA reporting unit (in the EMEA segment) and the Designtex reporting unit (in the Other category) were below their respective carrying values. The decline in the estimated fair value of the EMEA reporting unit was driven in part by the operating loss we recorded in 2013. In addition, the near-term outlook for Western Europe remained heavily challenged by macroeconomic headwinds. Therefore, in Q4 2013, we determined that these factors were likely to negatively impact the level of near-term profitability we would expect to achieve with our current business model. The projections used in our impairment model reflected our assumptions regarding revenue growth rates, economic and market trends, cost structure and other expectations about the anticipated short-term and long-term operating results of the EMEA reporting unit. Based on the step one and step two analyses, we recorded a $35.1 goodwill impairment charge in 2013, and there was no remaining net goodwill in the EMEA reporting unit as of February 28, 2014 and February 22, 2013. Additionally, we tested the recoverability of the EMEA long-lived assets (other than goodwill) and concluded that these assets were not impaired.
The decline in the estimated fair value of the Designtex reporting unit was largely driven by lower than expected operating performance in 2013 and the significant future investment required to strengthen our product offering, marketing and overall brand image. The projections used in our impairment model reflected our assumptions regarding revenue growth rates, market trends, business mix, cost structure and other expectations about the anticipated short-term and long-term operating results of the Designtex reporting unit. The decline in the fair value of the Designtex reporting unit, as well as the allocation of fair value to unrecognized intangible assets in step two of the goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of the goodwill for the Designtex reporting unit. As a result, we recorded a goodwill impairment charge of $24.8, and the remaining net goodwill in the Designtex reporting unit was $10.7 as of February 28, 2014 and February 22, 2013.
Based on the results of the annual impairment tests, we concluded that no other goodwill impairment existed apart from the impairment charges discussed above. The excess of fair value over carrying value for each of our reporting units as of the annual testing date ranged from approximately 73% to approximately 189% of carrying value. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.
As of February 28, 2014 and February 22, 2013, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 28, 2014				February 22, 2013
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	9.7	$22.8	$20.8	$2.0	$22.8	$19.7	$3.1
Trademarks	10.0	10.7	10.7	—	13.3	13.3	—
Non-compete agreements	6.1	1.3	1.1	0.2	2.6	2.4	0.2
Other	5.2	11.0	9.2	1.8	14.5	11.2	3.3
		45.8	41.8	4.0	53.2	46.6	6.6
Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6
		$58.4	$41.8	$16.6	$65.8	$46.6	$19.2
In 2014, we recorded a charge of $0.6 in Asia Pacific for impairment of other intangible assets. In 2013 and 2012, no intangible asset impairment charges were recorded.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded amortization expense on intangible assets subject to amortization of $2.1 in 2014, $3.0 in 2013 and $3.0 for 2012. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2015	$1.7
2016	1.5
2017	0.6
2018	0.2
2019	—
$4.0
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

11.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Equity method investments were $46.7 and $47.5 as of February 28, 2014 and February 22, 2013, respectively. Cost method investments were $6.3 and $5.8 as of February 28, 2014 and February 22, 2013. Our investments in unconsolidated affiliates primarily consist of IDEO, dealer relationships and manufacturing joint ventures. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 28, 2014		February 22, 2013
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
IDEO	$17.4	20%	$16.1	20%
Dealer relationships:
Equity method investments	17.8	20%-40%	18.4	20%-40%
Cost method investments	5.8	Less than 10%	5.8	Less than 10%
Total dealer relationships	23.6		24.2
Manufacturing joint ventures:
Equity method investments	11.5	25%-49%	8.3	25%-49%
Other	0.5	1%-39%	4.7	8%-39%
Total investments in unconsolidated affiliates	$53.0		$53.3
Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
IDEO	$2.7	$2.6	$2.5
Dealer relationships	3.1	3.9	3.1
Manufacturing joint ventures	5.7	3.4	2.7
Other	(1.3)	(0.5)	—
Total equity in earnings of unconsolidated affiliates	$10.2	$9.4	$8.3
Additionally, during 2014 we recorded a $6.0 other-than-temporary loss on the value of an equity method investment and related notes receivable in Other income (expense), net.
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. We own a 20% equity interest in IDEO.

Dealer Relationships
We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network. These dealer relationships may include asset-based lending and term financing as a result of the dealer facing financial difficulty or facing difficulty in transitioning to new ownership. We choose to make financial investments in these dealers to address these risks or continue our presence in a region as establishing new dealers in a market can take considerable time and resources.
Manufacturing Joint Ventures
We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. The manufacturing joint ventures primarily consist of Steelcase Jeraisy Company Limited, which is located in Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, accessories and related products for the region.
The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 28, 2014	February 22, 2013
Total current assets	$148.8	$143.5
Total non-current assets	29.7	38.2
Total assets	$178.5	$181.7
Total current liabilities	$72.4	$82.1
Total long-term liabilities	21.7	19.9
Total liabilities	$94.1	$102.0

Statements of Income	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Revenue	$450.7	$515.9	$472.9
Gross profit	141.3	151.6	140.6
Income before income tax expense	36.0	34.4	33.1
Net income	32.5	31.6	30.2
Dividends received from our investments in unconsolidated affiliates were $6.2, $5.4 and $5.8 in 2014, 2013 and 2012, respectively. We had sales to our unconsolidated affiliates of $222.3, $247.3 and $219.3 in 2014, 2013 and 2012, respectively. Amounts due from our unconsolidated affiliates were $13.2 and $24.4 as of February 28, 2014 and February 22, 2013, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 28, 2014	Fiscal Year Maturity Range	February 28, 2014	February 22, 2013
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.9	$249.9
Revolving credit facilities (2)(4)		2018	—	—
Notes payable (3)	LIBOR + 3.35%	2017	35.8	38.4
Capitalized lease obligations	6.0%-6.5%	2014-2016	0.2	0.4
			285.9	288.7
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0%- 8.0%		0.3	0.3
Capitalized lease obligations	1.9%	2019	0.8	—
Total short-term borrowings and long-term debt			287.0	289.0
Short-term borrowings and current portion of long-term debt (5)			2.6	2.6
Long-term debt			$284.4	$286.4
________________________

(1)
We have $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were issued at 99.953% of par value. The bond discount of $0.1 and direct debt issue costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the discount, debt issuance costs and the deferred loss on interest rate locks related to the debt issuance. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the discount and debt issuance costs on the 2021 Notes was $0.3 in 2014, 2013 and 2012.

(2)
We have a $125 global committed five-year bank facility which was entered into in Q1 2013. As of February 28, 2014 and February 22, 2013, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.

In addition, we have a $13.5 unsecured committed revolving bank facility which is utilized primarily for standby letters of credit in support of our self-insured workers’ compensation program. As of February 28, 2014 and February 22, 2013, we had $11.3 and $12.1, respectively, in outstanding standby letters of credit against this facility. We had no draws against our standby letters of credit during 2014 or 2013.

(3)
We have a note payable with an original amount of $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 based on a 20-year amortization schedule with a $30 balloon payment due in Q2 2017. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(4)
We have unsecured uncommitted short-term credit facilities of up to $3.5 of U.S. dollar obligations and unsecured uncommitted short-term credit facilities of up to $35.1 of foreign currency obligations with various financial institutions as of February 28, 2014. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 28, 2014 and February 22, 2013.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 3.5% as of February 28, 2014 and 3.8% as of February 22, 2013.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2015	$2.6
2016	2.6
2017	31.3
2018	0.1
2019	0.1
Thereafter	250.3
$287.0

Global Credit Facility

Our $125 committed five-year unsecured revolving syndicated credit facility expires in 2018. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from a lender.

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

The facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. In general, as long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum then permitted, our ability to pay more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 28, 2014, our leverage ratio was less than 2.50 to 1.00.

As of February 28, 2014 and February 22, 2013, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations	February 28, 2014	February 22, 2013
Defined contribution retirement plans	$15.0	$13.3
Post-retirement medical benefits	69.1	77.3
Defined benefit pension plans	48.5	51.5
Deferred compensation plans and agreements	42.7	39.5
	175.3	181.6
Current portion	26.1	23.8
Long-term portion	$149.2	$157.8

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
Total expense under all defined contribution retirement plans was $22.6 for 2014, $19.0 for 2013 and $16.3 for 2012. We expect to fund approximately $24.6 related to our defined contribution plans in 2015, including funding related to our discretionary profit sharing contributions.
Post-Retirement Medical Benefits
We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. While we do not expect the timing of cash flows to closely match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.
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
The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy, thereby creating the potential for benefit cost savings. We provide retiree drug benefits through our U.S. post-retirement benefit plans that exceed the value of the benefits that will be provided by Medicare Part D. We are not eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy.

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 28, 2014			February 22, 2013
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign
Plan assets	$8.8	$46.2	$—	$8.7	$41.5	$—
Projected benefit plan obligations	9.3	61.3	32.9	9.9	58.1	33.7
Funded status	$(0.5)	$(15.1)	$(32.9)	$(1.2)	$(16.6)	$(33.7)
Long-term asset	$—	$1.6	$—	$—	$0.2	$—
Current liability	—	(0.1)	(3.3)	—	(0.1)	(2.8)
Long-term liability	(0.5)	(16.6)	(29.6)	(1.2)	(16.7)	(30.9)
Total benefit plan obligations	$(0.5)	$(15.1)	$(32.9)	$(1.2)	$(16.6)	$(33.7)
Accumulated benefit obligation	$9.3	$55.9	$30.4	$9.9	$53.5	$31.6

As of February 28, 2014, we had one qualified foreign plan in an over funded status, as plan assets of $13.8 exceeded projected benefit plan obligations of $12.2 by $1.6.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

Changes in Assets, Benefit Obligations and Funded Status	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2014	February 22, 2013	February 28, 2014	February 22, 2013
Change in plan assets:
Fair value of plan assets, beginning of year	$50.2	$49.1	$—	$—
Actual return on plan assets	5.4	4.5	—	—
Employer contributions	3.6	3.7	5.6	5.8
Plan participants’ contributions	—	—	2.9	5.9
Estimated Medicare subsidies received	—	—	0.1	1.2
Currency changes	1.2	(1.6)	—	—
Benefits paid	(5.4)	(5.5)	(8.6)	(12.9)
Fair value of plan assets, end of year	55.0	50.2	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	101.7	95.0	77.3	90.9
Service cost	3.5	3.0	0.8	0.9
Interest cost	3.5	3.7	2.8	3.8
Amendments	0.1	—	—	—
Net actuarial (gain) loss	(0.8)	6.3	(5.7)	(12.4)
Plan participants’ contributions	—	—	2.9	5.9
Medicare subsidies received	—	—	0.1	1.2
Curtailment	(0.1)	—	—	—
Currency changes	2.2	(1.1)	(0.5)	(0.1)
Other adjustments	(1.2)	0.4	—	—
Benefits paid	(5.4)	(5.6)	(8.6)	(12.9)
Benefit plan obligations, end of year	103.5	101.7	69.1	77.3
Funded status	$(48.5)	$(51.5)	$(69.1)	$(77.3)

Amounts recognized on the Consolidated Balance Sheets:
Prepaid pension costs	$1.6	$0.2	$—	$—
Current liability	(3.4)	(2.9)	(4.7)	(4.6)
Long-term liability	(46.7)	(48.8)	(64.4)	(72.7)
Net amount recognized	$(48.5)	$(51.5)	$(69.1)	$(77.3)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$19.2	$22.3	$(8.3)	$(2.4)
Prior service cost (credit)	0.6	0.7	(36.0)	(45.2)
Total amounts recognized in accumulated other comprehensive income—pretax	$19.8	$23.0	$(44.3)	$(47.6)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.7	$1.2	$(0.5)	$0.2
Prior service cost (credit)	0.1	0.1	(9.1)	(9.1)
Total amounts recognized in accumulated other comprehensive income—pretax	$0.8	$1.3	$(9.6)	$(8.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012	February 28, 2014	February 22, 2013	February 24, 2012
Components of expense:
Service cost	$3.5	$3.0	$2.1	$0.8	$0.9	$1.0
Interest cost	3.5	3.7	4.2	2.8	3.8	5.6
Amortization of net loss	1.2	1.1	0.5	0.2	0.2	0.1
Amortization of prior year service cost (credit)	0.1	0.1	0.2	(9.2)	(9.3)	(8.6)
Expected return on plan assets	(2.9)	(2.6)	(3.2)	—	—	—
Adjustment due to plan curtailment	(0.1)	—	—	—	(0.1)	(2.9)
Adjustment due to plan settlement	0.1	0.1	—	—	0.1	—
Adjustment due to special termination benefits	—	—	—	—	—	0.1
Other	(0.8)	—	—	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	4.6	5.4	3.8	(5.4)	(4.4)	(4.7)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net loss (gain)	(3.2)	4.8	8.9	(5.7)	(12.4)	0.9
Prior service cost (credit)	0.1	—	0.1	—	—	(20.9)
Amortization of gain (loss)	(1.3)	(1.1)	(0.5)	(0.2)	(0.3)	(0.6)
Amortization of prior year service credit (cost)	(0.1)	(0.1)	(0.2)	9.2	9.4	12.0
Other	(0.3)	—	—	—	—	—
Total recognized in other comprehensive income	(4.8)	3.6	8.3	3.3	(3.3)	(8.6)
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$(0.2)	$9.0	$12.1	$(2.1)	$(7.7)	$(13.3)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Liability Adjustments	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 24, 2012	$23.4	$(3.7)	$19.7
Amortization of prior service cost (credit) included in net periodic pension cost	(9.3)	3.5	(5.8)
Net prior service (cost) credit during period	(9.3)	3.5	(5.8)
Net actuarial gain (loss) arising during period	7.6	(3.9)	3.7
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.4	(0.5)	0.9
Net actuarial gain (loss) during period	9.0	(4.4)	4.6
Foreign currency translation adjustments	0.3	0.1	0.4
Current period change	—	(0.8)	(0.8)
Balance as of February 22, 2013	$23.4	$(4.5)	$18.9
Prior service (cost) credit arising during period	(0.1)	—	(0.1)
Amortization of prior service cost (credit) included in net periodic pension cost	(9.1)	3.5	(5.6)
Net prior service (cost) credit during period	(9.2)	3.5	(5.7)
Net actuarial gain (loss) arising during period	8.9	(3.5)	5.4
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.5	(0.5)	1.0
Net actuarial gain (loss) during period	10.4	(4.0)	6.4
Other	0.3	—	0.3
Foreign currency translation adjustments	(0.4)	0.1	(0.3)
Current period change	1.1	(0.4)	0.7
Balance as of February 28, 2014	$24.5	$(4.9)	$19.6

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012	February 28, 2014	February 22, 2013	February 24, 2012
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.80%	3.60%	4.20%	4.31%	3.82%	4.34%
Rate of salary progression	2.70%	3.00%	2.90%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.70%	4.20%	5.10%	3.82%	4.31%	5.30%
Expected return on plan assets	4.90%	5.00%	3.10%
Rate of salary progression	3.10%	2.90%	3.00%

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
The assumed healthcare cost trend was 7.04% for pre-age 65 retirees as of February 28, 2014, gradually declining to 4.50% after six years. As of February 22, 2013, the assumed healthcare cost trend was 7.51% for pre-age 65 retirees, gradually declining to 4.50% after seven years. Post-age 65 trend rates are not applicable due to

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company moving to a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 28, 2014:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.3	$(0.3)
Plan Assets
The investments of the domestic plans are managed by third-party investment managers. The investment strategy for the domestic plans is to maximize returns while taking into consideration the investment horizon and expected volatility to ensure there are sufficient assets to pay benefits as they come due.
The investments of the foreign plans are managed by third-party investment managers. These investment managers follow local regulations; we are not actively involved in the investment strategies. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 28, 2014 and February 22, 2013 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 28, 2014		February 22, 2013
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	65%	54%	63%	53%
Debt securities	24	33	25	33
Real estate	2	4	2	4
Other (1)	9	9	10	10
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 28, 2014 and February 22, 2013, by asset category are as follows:

Fair Value of Pension Plan Assets	February 28, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Equity securities:
U.S. large-cap	0.9	—	—	0.9
U.S. small-cap	0.9	—	—	0.9
U.S. index	1.0	—	—	1.0
International	—	24.9	—	24.9
Fixed income securities:
Bond funds	—	8.5	—	8.5
Other investments:
Group annuity contract (1)	—	—	2.3	2.3
Insurance products	—	13.9	—	13.9
Guaranteed insurance contracts (2)	—	—	1.6	1.6
Property funds	0.9	—	—	0.9
	$3.8	$47.3	$3.9	$55.0

Fair Value of Pension Plan Assets	February 22, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Equity securities:
U.S. large-cap	0.9	—	—	0.9
U.S. small-cap	0.7	—	—	0.7
U.S. index	1.0	—	—	1.0
International	—	20.9	—	20.9
Fixed income securities:
Bond funds	—	8.0	—	8.0
Other investments:
Group annuity contract (1)	—	—	2.4	2.4
Insurance products	—	13.7	—	13.7
Guaranteed insurance contracts (2)	—	—	1.7	1.7
Property funds	0.8	—	—	0.8
	$3.5	$42.6	$4.1	$50.2
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 28, 2014 and February 22, 2013:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 24, 2012	$2.4	$2.0
Unrealized return on plan assets, including changes in foreign exchange rates	0.2	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 22, 2013	$2.4	$1.7
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	0.1
Purchases, sales, and other, net	(0.2)	(0.2)
Balance as of February 28, 2014	$2.3	$1.6
We expect to contribute approximately $6 to our pension plans and fund approximately $5 related to our post-retirement plans in 2015. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February	Pension Plans	Post-retirement Plans
		Before Medicare Act Subsidy	Medicare Act Subsidy	After Medicare Act Subsidy
2015	$6.7	$4.9	$(0.1)	$4.8
2016	5.3	4.6	(0.1)	4.5
2017	5.3	4.7	(0.1)	4.6
2018	5.6	4.7	(0.1)	4.6
2019	7.0	4.8	(0.1)	4.7
2020 - 2024	35.6	24.5	(0.1)	24.4
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

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with applicable accounting standards. Any adjustment for a withdrawal

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability would be recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $24.7.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2013	2012		2014	2013	2012
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.3	$0.3	$0.5	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2013 and 2012 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution 2014
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.2%	No
At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2013.
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
These deferred compensation obligations are unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 9 for additional information.

Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.0 for 2014, $4.8 for 2013 and $2.2 for 2012.

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
Share Repurchases and Conversions
During 2014, we repurchased 3.6 million shares of our Class A Common Stock for $49.9. During 2013, we repurchased 2.3 million shares of our Class A Common Stock for $19.9. During 2014 and 2013, 6.2 million and 2.1 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

15.	INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Current income taxes:
Federal	$26.8	$12.1	$—
State and local	13.5	1.4	0.4
Foreign	5.1	5.6	11.3
	45.4	19.1	11.7
Deferred income taxes:
Federal	9.3	(48.8)	18.0
State and local	0.1	3.1	2.5
Foreign	4.7	42.7	(6.9)
	14.1	(3.0)	13.6
Income tax expense	$59.5	$16.1	$25.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes were based on the following sources of income (loss) before income tax expense:

Source of Income (Loss) Before Income Tax Expense	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Domestic	$164.7	$83.8	$63.8
Foreign	(17.5)	(28.9)	18.2
	$147.2	$54.9	$82.0

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

Income Tax Provision Reconciliation	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Tax expense at the U.S. federal statutory rate	$51.5	$19.2	$28.7
Foreign subsidiary liquidation (1)	(7.7)	—	—
Foreign dividends, less applicable foreign tax credits (2)	0.2	(57.6)	1.3
Valuation allowance provisions and adjustments (3)	8.4	40.0	0.7
Goodwill impairment (4)	2.7	12.3	—
COLI income (5)	(1.5)	(3.1)	(2.9)
State and local income taxes, net of federal	6.6	2.9	1.9
Foreign operations, less applicable foreign tax credits (6)	2.1	2.5	0.7
Research tax credit	(1.4)	(1.9)	(1.6)
Tax reserve adjustments	0.2	0.7	1.1
Sale of subsidiary (7)	—	—	(2.3)
Other	(1.6)	1.1	(2.3)
Total income tax expense recognized	$59.5	$16.1	$25.3
________________________

(1)
In 2014, a group of foreign subsidiaries was liquidated for tax purposes, triggering a U.S. worthless stock deduction equal to the remaining tax basis in the group and a U.S. deduction for uncollectible intercompany balances due from the group.

(2)
Foreign tax credit carryforwards of $21.0 are expected to be utilized within the remaining allowable 10 year carryfoward period. The foreign tax credit carryforwards were generated in 2013 when we converted a wholly owned French holding company from a disregarded entity to a controlled foreign corporation for U.S. tax purposes, and that conversion caused outstanding intercompany debt to be treated as a deemed dividend taxable in the U.S. Foreign taxes paid on the income that generated the deemed dividend exceeded the U.S. tax cost creating an excess foreign tax credit of $56.7. Additionally, other cash dividends received from our Canadian subsidiary resulted in excess foreign tax credits of $0.9 in 2013.

(3)	The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments were based on various factors, which are further detailed below.

(4)	The impairment charges related to goodwill recorded in purchase accounting are non-deductible.

(5)	The net returns in cash surrender value, normal insurance expenses and death benefit gains related to our investments in COLI policies are non-taxable.

(6)
The foreign operations, less applicable foreign tax credits amount includes the rate differential on foreign operations, U.S. tax cost of foreign branches and the impact of rate reductions in foreign jurisdictions.

(7)
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party for proceeds totaling $2.3. The transaction included the sale of PolyVision SAS (France) and PolyVision A/S (Denmark). Basis differences resulted in a tax benefit of $2.3.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 28, 2014	February 22, 2013
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$113.5	$90.7
Foreign and domestic net operating loss carryforwards	89.8	85.0
Reserves and accruals	23.1	26.5
Tax credit carryforwards	23.6	60.2
Other, net	15.8	6.1
Total deferred income tax assets	265.8	268.5
Valuation allowances	(81.8)	(70.4)
Net deferred income tax assets	184.0	198.1
Deferred income tax liabilities:
Property, plant and equipment	29.7	31.7
Intangible assets	16.2	14.2
Total deferred income tax liabilities	45.9	45.9
Net deferred income taxes	$138.1	$152.2
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$56.0	$56.2
Deferred income tax assets—non-current	85.1	101.7
Deferred income tax liabilities—current	0.1	—
Deferred income tax liabilities—non-current	2.9	5.7
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as, the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As of February 28, 2014, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $144.7 of unremitted foreign earnings we consider permanently reinvested. We believe the U.S. tax cost, net of related foreign tax credits, on the unremitted foreign earnings would be approximately $15 if the amounts were not considered permanently reinvested.
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
At February 28, 2014, the valuation allowance of $81.8 is comprised of $81.4 relating to foreign deferred tax assets, of which $70.4 relates to our French subsidiaries. In 2014, we recorded a net increase of $11.4 related to

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the valuation allowance, of which $5.9 related to our French subsidiaries. In 2013, we recorded a net increase of $40.0 to the valuation allowance, which was comprised primarily of an increase in the valuation allowance on deferred tax assets in France of $44.2 and a decrease in the valuation allowance on deferred tax assets in the U.K. of $4.9.
In 2013, the deferred tax assets related to our French subsidiaries were fully reserved. Therefore, in 2014, the increase in the valuation allowance is due to additional current year losses. The valuation allowances of the remaining entities increased due to updated assessments about the ultimate realization of the related deferred tax assets.
In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:

•	the nature, frequency and severity of cumulative financial reporting losses in recent years,

•	the predictability of future operating income,

•	prudent and feasible tax planning strategies that could be implemented, to protect the loss of the deferred tax asset and

•	the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly increasing cumulative losses and the continuing inability to materially achieve sales and profit projections, we were unable to assert that it is more likely than not that the deferred tax assets in France, our owned dealer in the U.K., Morocco, the Netherlands, Hong Kong and Belgium would be realized as of February 28, 2014.
Current Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Current Income Taxes	February 28, 2014	February 22, 2013
Other current assets:
Income taxes receivable	$3.9	$4.7
Accrued expenses:
Income taxes payable	$2.6	$2.7
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2015	$—	$—	$1.0	$—	$—	$0.3	$0.3	$—
2016	—	—	5.8	—	—	1.7	1.7	—
2017	—	—	2.0	—	—	0.6	0.6	—
2018	—	—	4.1	—	—	1.2	1.2	—
2019-2034	—	140.6	16.2	—	3.3	4.3	7.6	21.0
No expiration	—	—	259.3	—	—	79.5	79.5	2.6
	$—	$140.6	$288.4	—	3.3	87.6	90.9	23.6
Valuation allowances				—	(0.6)	(75.6)	(76.2)	—
Net benefit				$—	$2.7	$12.0	$14.7	$23.6
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $38.3 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent that realization of these carryovers is not more likely than not.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include, the United States 2014, Canada 2009 through 2014, France 2010 through 2014 and Germany 2009 through 2014. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2014, 2013 and 2012.
As of February 28, 2014 and February 22, 2013, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 28, 2014	February 22, 2013
Other accrued expenses	$—	$0.3
Other long-term liabilities	2.2	1.6
	$2.2	$1.9
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Balance as of beginning of period	$12.2	$11.5	$0.1
Gross increases—tax positions in prior period	0.4	1.6	—
Gross decreases—tax positions in prior period	—	(0.9)	—
Gross increases—tax positions in current period	0.1	—	11.5
Lapse of statute of limitations	—	—	(0.1)
Balance as of end of period	$12.7	$12.2	$11.5

Unrecognized tax benefits of $2.2, if favorably resolved would affect our effective tax rate. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease within the next year.
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of the liability for uncertain tax positions. If we prevail on these tax positions, which total $10.5, the resolution of these items would not impact tax expense, since the positions were taken in countries where we have recorded full valuation allowances.

16.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 11,317,414 and 12,751,324 shares remaining for future issuance under our Incentive Compensation Plan as of February 28, 2014 and February 22, 2013, respectively.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.
Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 28, 2014
Performance units (1)	1,833,288
Restricted stock units	2,001,758
Total outstanding awards	3,835,046
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

The share-based compensation awards outstanding as of February 28, 2014 consist of restricted stock units and performance units, and the majority of the outstanding awards are held by our executive officers.
In the event of a “change of control,” as defined in the Incentive Compensation Plan,

•
if at least six months have elapsed following the award date, any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock; and

•	all restrictions imposed on restricted stock units that are not performance-based shall lapse.
Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranges from 0 to 1,833,288 shares as of February 28, 2014. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion.
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
Half of the performance units granted in 2014 can be earned based on our three-year average return on invested capital ("ROIC PSUs"), which is a performance condition. The number of shares that may be earned under the ROIC PSUs can range from 0% to 200% of the target amount. The ROIC PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of ROIC PSUs that will ultimately be earned changes. The weighted average grant date fair value per share of ROIC PSUs granted was $12.66. The fair value is equal to the closing price on the date of the grant.
The remaining half of the performance units granted in 2014 and all performance units granted in 2013 and 2012 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of units that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the 2012 TSR PSUs were earned at 106.6% of the target level and 453,627 shares of Class A Common Stock were issued to participants in Q1 2015.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $5.7, $6.4 and $8.1 for years 2014, 2013 and 2012, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2014 Awards	2013 Awards	2012 Awards
Three-year risk-free interest rate (1)	0.3%	0.5%	1.4%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	44.7%	49.8%	50.9%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values:

Grant Date Fair Value per TSR PSU	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Weighted-average grant date fair value per share of TSR PSUs granted during 2014, 2013 and 2012	$15.50	$11.92	$16.57
The total performance units expense and associated tax benefit in 2014, 2013 and 2012 are as follows:

Performance Units	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Expense	$6.0	$5.5	$8.1
Tax benefit	2.3	3.0	1.2
The 2014 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2013	1,932,030	$13.96
Granted	839,448	14.08
Vested	(453,627)	16.56
Forfeited	(87,100)	13.02
Adjustments (1)	(397,463)	16.56
Nonvested as of February 28, 2014	1,833,288	14.04
________________________

(1)	Adjustments were due to the number of shares earned under the 2012 award at the end of the performance period being less than the maximum.
As of February 28, 2014, there was $2.4 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The total fair value of performance units vested was $6.7, $14.0 and $7.0 during 2014, 2013 and 2012, respectively.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

Grant Date Fair Value per Share	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Weighted-average grant date fair value per share of RSUs granted during 2014, 2013 and 2012	$13.46	$9.66	$9.64
The total RSUs expense and associated tax benefit in 2014, 2013 and 2012 is as follows:

Restricted Stock Units	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Expense	$10.3	$3.8	$3.2
Tax benefit	3.3	1.2	1.0
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2014 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 22, 2013	1,221,227	$9.42
Granted	1,097,941	13.46
Vested	(266,704)	8.71
Forfeited	(50,706)	10.42
Nonvested as of February 28, 2014	2,001,758	11.71
There was $8.8 of remaining unrecognized compensation cost related to RSUs as of February 28, 2014. That cost is expected to be recognized over a weighted-average period of 2.1 years.
The total fair value of restricted stock and RSUs vested was $4.2, $1.7 and $0.8 during 2014, 2013 and 2012, respectively.

Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares may be issued to members of the Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. We granted a total of 31,790, 43,238 and 38,888 unrestricted shares at a weighted average grant date fair value per share of $14.82, $9.62 and $8.39 during 2014, 2013 and 2012, respectively.

17.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through fiscal year 2025. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. Total deferred gains are included as a component of Other long-term liabilities, on the Consolidated Balance Sheets and amounted to $10.1 as of February 28, 2014 and $14.2 as of February 22, 2013.
Rent expense under all non-cancelable operating leases, net of sublease rental income and excluding lease impairment charges recorded as restructuring costs, was $51.4, $53.0 and $50.0 for 2014, 2013 and 2012, respectively. Sublease rental income was $4.9, $5.7 and $7.8 for 2014, 2013 and 2012, respectively. Lease impairment charges recorded as restructuring costs were $0.5, $0.0 and $3.0 for 2014, 2013 and 2012, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2015	$41.3	$(3.8)	$37.5
2016	35.8	(3.2)	32.6
2017	24.7	(2.9)	21.8
2018	26.9	(2.4)	24.5
2019	14.4	(1.3)	13.1
Thereafter	44.4	(3.0)	41.4
	$187.5	$(16.6)	$170.9
We have outstanding capital expenditure commitments of $34.4.

18.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Nurture, Coalesse, Details and Turnstone brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures ceramic steel surfaces for use in multiple applications, but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.
We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Corporate assets consist primarily of unallocated cash and investment balances and COLI balances.
No single customer represented more than 5% of our consolidated revenue in 2014, 2013 or 2012.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
Fiscal 2014
Revenue	$2,154.4	$566.9	$267.6	$—	$2,988.9
Operating income (loss)	247.4	(31.4)	(8.7)	(41.4)	165.9
Total assets	901.4	288.6	159.9	376.8	1,726.7
Capital expenditures	59.8	19.3	7.7	—	86.8
Depreciation & amortization	41.5	12.8	5.7	—	60.0
Fiscal 2013
Revenue	$2,015.1	$594.8	$258.8	$—	$2,868.7
Operating income (loss)	168.3	(50.9)	(20.1)	(38.0)	59.3
Total assets	876.6	278.1	155.9	379.0	1,689.6
Capital expenditures	50.9	15.1	7.9	0.1	74.0
Depreciation & amortization	38.6	13.1	6.1	0.5	58.3
Fiscal 2012
Revenue	$1,868.4	$610.5	$270.6	$—	$2,749.5
Operating income (loss)	122.8	(9.9)	14.6	(30.4)	97.1
Total assets	860.6	326.3	179.0	313.0	1,678.9
Capital expenditures	46.6	12.7	4.4	1.2	64.9
Depreciation & amortization	36.6	13.4	6.1	0.3	56.4
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 20 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Revenue:
United States	$2,020.3	$1,881.3	$1,751.0
Foreign locations	968.6	987.4	998.5
	$2,988.9	$2,868.7	$2,749.5
Long-lived assets:
United States	$603.2	$666.1	$688.7
Foreign locations	124.8	127.1	151.5
	$728.0	$793.2	$840.2

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2014, 2013 or 2012. In 2014, foreign revenues and long-lived assets represented approximately 32% and 17% of consolidated amounts, respectively. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 83% of EMEA revenue in 2014.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our global product offerings consist of furniture, interior architecture, technology and services. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category. As product line information is not readily available for the Company as a whole, this summary represents a reasonable estimate of revenue by product category based on the best information available:

Product Category Data	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Systems and storage	$1,354.8	$1,358.7	$1,306.1
Seating	888.6	840.7	821.6
Other (1)	745.5	669.3	621.8
Total	$2,988.9	$2,868.7	$2,749.5
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

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
Our Consolidated Statements of Income included the following related to PolyVision SAS and PolyVision A/S:

PolyVision SAS and PolyVision A/S	Year Ended
February 24, 2012
Revenue	$8.6
Gross profit	1.6
Operating income	0.1
Dealer Acquisition
In Q1 2012, Red Thread Spaces LLC (“Red Thread”), formerly known as Office Environments of New England, LLC, a wholly-owned subsidiary of Steelcase Inc., acquired substantially all the assets of bkm Total Office (“BKM”) for cash consideration of approximately $18.7. Red Thread and BKM, both authorized Steelcase dealers, combined to create a regional enterprise supporting workplace needs that offer a broadened portfolio of products and services and expanded geographical coverage in New England. The final purchase price allocation resulted in goodwill and intangible asset valuations of $2.0 and $0.3, respectively. The combined dealers are included in the Americas segment. The purchase of BKM did not have a material impact on our consolidated financial statements.

20.	RESTRUCTURING ACTIVITIES
In Q4 2014, we recognized a $4.5 gain related to the sale of a facility in the EMEA segment in connection with previously announced restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. We have initiated procedures related to the closure of a manufacturing facility in Germany and the establishment of a new manufacturing location in the Czech Republic. In connection with this project, we expect to incur approximately $20 to $25 of cash restructuring costs, with approximately $15 to $20 related to employee termination costs and approximately $5 related to business exit and other related costs. We incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions in 2014.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. In Q2 2014, we completed negotiations with the works councils related to these actions. We currently estimate the cash restructuring costs associated with these actions will approximate $9, with approximately $8 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $6.3 of employee termination costs, $0.9 of business exit and other related costs related to these actions in 2014.
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
In Q2 2013, we announced plans to integrate PolyVision's global technology business into the Steelcase Education Solutions group. We incurred $0.9 of business exit and other related costs in the Americas segment related to this restructuring plan during 2014. We incurred $1.4 of employee termination costs and $0.6 of business exit and other related costs in the Americas segment in 2013. These restructuring actions are complete.
In Q2 2012, we announced the closure of our Morocco manufacturing facility within our EMEA segment. In conjunction with the closure, we recorded $6.8 of employee termination costs, $0.3 of business exit and other related costs, and a $4.1 gain related to the sale of the facility. These restructuring actions are complete.
In Q2 2012, we completed the sale of PolyVision’s remaining low margin whiteboard fabrication business in Europe to a third party which resulted in a net loss of $0.9 recorded in the Other category during 2012.
In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America. This project is now complete. The restructuring costs associated with these actions were $41.0, with $28.4 related to workforce reductions and $12.6 related to costs associated with manufacturing consolidation and production moves. During 2013 and 2012, we incurred $4.2 and $14.3 of employee termination costs, respectively. During 2013 and 2012, we incurred $8.8 and $3.6 of business exit and other related costs, respectively.
Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Cost of sales
Americas	$0.7	$13.9	$20.0
EMEA	(3.6)	1.0	5.0
Other	0.1	—	1.2
	(2.8)	14.9	26.2
Operating expenses
Americas	1.0	14.7	1.5
EMEA	8.2	4.0	3.0
Other	0.2	1.1	(0.2)
	9.4	19.8	4.3
	$6.6	$34.7	$30.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2014, 2013 and 2012:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 25, 2011	$25.7	$1.3	$27.0
Additions	25.6	4.9	30.5
Payments	(38.2)	(6.9)	(45.1)
Adjustments	(0.2)	5.4	5.2
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	11.5	23.2	34.7
Payments	(16.4)	(24.1)	(40.5)
Adjustments	(0.2)	(0.5)	(0.7)
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	7.4	3.7	11.1
Payments	(6.8)	(5.6)	(12.4)
Adjustments	(0.7)	0.6	(0.1)
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
The workforce reductions reserve balance as of February 28, 2014 primarily relates to restructuring actions in EMEA. The adjustments to the business exits and related costs in 2012 primarily relate to a $4.1 gain associated with the sale of a facility in Morocco.

21.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenue	$667.1	$757.6	$784.8	$779.4	$2,988.9
Gross profit	209.7	244.3	242.8	248.4	945.2
Operating income	20.4	52.0	39.3	54.2	165.9
Net income	13.2	27.6	23.0	23.9	87.7
Basic earnings per share	0.10	0.22	0.18	0.19	0.70
Diluted earnings per share	0.10	0.22	0.18	0.19	0.69
2013
Revenue	$675.2	$744.9	$727.2	$721.4	$2,868.7
Gross profit	196.0	228.1	225.9	216.0	866.0
Operating income (loss)	19.3	46.8	38.4	(45.2)	59.3
Net income (loss)	13.2	29.5	23.6	(27.5)	38.8
Basic earnings (loss) per share	0.10	0.23	0.19	(0.22)	0.30
Diluted earnings (loss) per share	0.10	0.23	0.18	(0.22)	0.30
Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 20 for further details.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 28, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2014, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Effective April 17, 2014, our Board of Directors approved an amendment to our Amended By-Laws.  The amendment consisted of changes to Sections 2.01 and 2.04 of the By-Laws to expressly permit shareholder meetings to be conducted by remote communication, with the means of such remote communication to be included in the written notice of the meeting given to shareholders.  The Amended By-Laws, as amended, are filed as Exhibit 3.2 attached hereto and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2014 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2014 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2014 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 28, 2014 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	3,835,046	(1)	n/a	(2)	11,317,414
Equity compensation plans not approved by security holders	—		n/a		—
Total	3,835,046		n/a		11,317,414
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
The information required by Item 13 will be contained in our 2014 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2014 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 28, 2014, February 22, 2013 and February 24, 2012

•	Consolidated Statements of Comprehensive Income for the Years Ended February 28, 2014, February 22, 2013 and February 24, 2012

•	Consolidated Balance Sheets as of February 28, 2014 and February 22, 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 28, 2014, February 22, 2013 and February 24, 2012

•	Consolidated Statements of Cash Flows for the Years Ended February 28, 2014, February 22, 2013 and February 24, 2012

•	Notes to the Consolidated Financial Statements
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
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 17, 2014
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 17, 2014
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 17, 2014
Mark T. Mossing

/s/ LAWRENCE J. BLANFORD		April 17, 2014
Lawrence J. Blanford	Director

/s/ WILLIAM P. CRAWFORD		April 17, 2014
William P. Crawford	Director

/s/ CONNIE K. DUCKWORTH		April 17, 2014
Connie K. Duckworth	Director

/s/ JAMES P. HACKETT		April 17, 2014
James P. Hackett	Director

/s/ R. DAVID HOOVER		April 17, 2014
R. David Hoover	Director

/s/ DAVID W. JOOS		April 17, 2014
David W. Joos	Director

/s/ ELIZABETH VALK LONG		April 17, 2014
Elizabeth Valk Long	Director

/s/ ROBERT C. PEW III		April 17, 2014
Robert C. Pew III	Chair of the Board of Directors, Director

/s/ CATHY D. ROSS		April 17, 2014
Cathy D. Ross	Director

/s/ PETER M. WEGE II		April 17, 2014
Peter M. Wege II	Director

/s/ P. CRAIG WELCH, JR.		April 17, 2014
P. Craig Welch, Jr.	Director

/s/ KATE PEW WOLTERS		April 17, 2014
Kate Pew Wolters	Director

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Balance as of beginning of period	$14.5	$19.6	$23.1
Additions:
Charged to costs and expenses	2.7	2.8	2.0
Charged to other accounts	$0.1	0.3	(0.2)
Deductions (1)	(4.6)	(7.9)	(4.7)
Other adjustments (2)	0.3	(0.3)	(0.6)
Balance as of end of period	$13.0	$14.5	$19.6
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 28, 2014	February 22, 2013	February 24, 2012
Balance as of beginning of period	$70.4	$34.5	$34.9
Additions:
Charged to costs and expenses	8.9	40.0	2.5
Charged to other accounts	—	—	—
Deductions and expirations	(0.5)	(4.4)	(1.8)
Other adjustments (1)	3.0	0.3	(1.1)
Balance as of end of period	$81.8	$70.4	$34.5
________________________

(1)	Primarily currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (2)
4.2	Form of Global Note Representing 6.375% Senior Notes Due 2021 (3)
4.3	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (4)
10.1
Amended and Restated Credit Agreement, dated as of March 19, 2012 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., Fifth Third Bank and Wells Fargo Bank, NA as Documentation Agents and certain other lenders (5)

10.2	Steelcase Inc. Restoration Retirement Plan (6)
10.3	Steelcase Inc. Deferred Compensation Plan (7)
10.4	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (8)
10.5	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (9)
10.6	Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (10)
10.7	2009-1 Amendment to Deferred Compensation Agreement dated January 12, 1998, between Steelcase Inc. and James P. Hackett (11)
10.8	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (12)
10.9	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (13)
10.10	Steelcase Inc. Executive Severance Plan (14)
10.11	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (15)
10.12	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (16)
10.13	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.14	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (18)
10.15	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (19)
10.16	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.17	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.18	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.19	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (23)
10.20	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010 (24)
10.21	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2012) (25)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2013) (26)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2014) (27)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2014) (28)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2015)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2015)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement

Exhibit No.	Description
10.28	Summary of Steelcase Benefit Plan for Outside Directors (29)
10.29	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated January 8, 2014
10.30	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (30)
10.31	Aircraft Time-Sharing Agreement, dated December 15, 2005, between Steelcase Inc. and James P. Hackett (31)
10.32	Amendment to Aircraft Time-Sharing Agreement, dated May 18, 2009, between Steelcase Inc. and James P. Hackett (32)
10.33	Second Amendment to Aircraft Time-Sharing Agreement, dated November 9, 2011, between Steelcase Inc. and James P. Hackett (33)
10.34	Agreement dated March 8, 2013 between Steelcase Inc. and Sara E. Armbruster (34)
10.35	Letter Agreement dated July 17, 2013 between Steelcase Inc. and James P. Hackett (35)
10.36	Letter Agreement dated October 9, 2013 between Steelcase Inc. and James P. Keane (36)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 22, 2012 (commission file number 001-13873), and incorporated herein by reference.

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

(11)
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

(23)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on July 16, 2012 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on June 30, 2010 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 13, 2012 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No 10.25 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein be reference.

(28)	File as Exhibit No 10.26 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein be reference.

(29)
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

(34)
Filed as Exhibit No. 10.1 to the Company's Quarterly Report on the Form 10-Q for the quarterly period ended May 24, 2013, as filed with the Commission on June 25, 2013 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on July 17, 2013 (commission file number 001-13873), and incorporated herein by reference.

(36)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on October 10, 2013 (commission file number 001-13873), and incorporated herein by reference.

E-4