Form 10-Q
period 2014-05-30
STEELCASE INC
filed 2014-06-27
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 20, 2014, Steelcase Inc. had 90,511,645 shares of Class A Common Stock and 32,546,842 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 30, 2014	May 24, 2013
Revenue	$723.1	$667.1
Cost of sales	504.5	457.2
Restructuring costs (benefits)	(10.5)	0.2
Gross profit	229.1	209.7
Operating expenses	191.9	185.1
Restructuring costs	0.8	4.2
Operating income	36.4	20.4
Interest expense	(4.4)	(4.4)
Investment income	0.4	0.6
Other income, net	3.5	1.2
Income before income tax expense	35.9	17.8
Income tax expense	14.9	4.6
Net income	$21.0	$13.2
Earnings per share:
Basic	$0.17	$0.10
Diluted	$0.17	$0.10
Dividends declared and paid per common share	$0.105	$0.10

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 30, 2014	May 24, 2013
Net income	$21.0	$13.2
Other comprehensive income (loss), net:
Unrealized gain on investments	0.1	0.2
Pension and other post-retirement liability adjustments	(1.3)	(1.0)
Foreign currency translation adjustments	0.7	(1.5)
Total other comprehensive loss, net	(0.5)	(2.3)
Comprehensive income	$20.5	$10.9

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 30, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$158.3	$201.8
Short-term investments	84.8	119.5
Accounts receivable, net of allowances of $12.8 and $13.0	322.1	306.8
Inventories	161.1	151.5
Deferred income taxes	47.8	56.0
Prepaid expenses	20.8	19.3
Other current assets	29.2	35.0
Total current assets	824.1	889.9
Property, plant and equipment, net of accumulated depreciation of $1,115.2 and $1,140.8	377.5	377.0
Company-owned life insurance	155.2	154.3
Deferred income taxes	79.6	85.1
Goodwill	108.3	108.1
Other intangible assets, net of accumulated amortization of $42.2 and $41.8	16.2	16.6
Investments in unconsolidated affiliates	54.4	53.0
Other assets	40.9	42.7
Total assets	$1,656.2	$1,726.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220.0	$212.5
Short-term borrowings and current maturities of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	87.3	152.8
Employee benefit plan obligations	17.5	26.1
Customer deposits	17.2	16.0
Product warranties	20.4	17.5
Other	107.8	110.7
Total current liabilities	472.8	538.2
Long-term liabilities:
Long-term debt less current maturities	283.8	284.4
Employee benefit plan obligations	146.9	151.1
Other long-term liabilities	65.0	75.9
Total long-term liabilities	495.7	511.4
Total liabilities	968.5	1,049.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	3.7	—
Accumulated other comprehensive income	0.3	0.8
Retained earnings	683.7	676.3
Total shareholders’ equity	687.7	677.1
Total liabilities and shareholders’ equity	$1,656.2	$1,726.7
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 30, 2014	May 24, 2013
OPERATING ACTIVITIES
Net income	$21.0	$13.2
Depreciation and amortization	14.7	14.1
Deferred income taxes	13.0	0.7
Restructuring costs (benefits)	(9.7)	4.4
Non-cash stock compensation	9.6	10.8
Equity in income of unconsolidated affiliates	(3.7)	(1.7)
Dividends received from unconsolidated affiliates	2.3	0.7
Other	(1.8)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable	(15.0)	(16.6)
Inventories	(9.5)	(10.4)
Other assets	(10.5)	(2.5)
Accounts payable	7.6	14.1
Employee compensation liabilities	(74.4)	(48.0)
Employee benefit obligations	(14.6)	(16.4)
Accrued expenses and other liabilities	(1.6)	(0.4)
Net cash used in operating activities	(72.6)	(39.3)
INVESTING ACTIVITIES
Capital expenditures	(15.8)	(18.4)
Proceeds from disposal of fixed assets	19.0	0.9
Purchases of short-term investments	(27.0)	(9.8)
Liquidations of short-term investments	62.8	66.4
Other	9.8	(0.4)
Net cash provided by investing activities	48.8	38.7
FINANCING ACTIVITIES
Dividends paid	(13.6)	(12.5)
Common stock repurchases	(5.9)	(31.7)
Excess tax benefit from vesting of stock awards	—	(1.1)
Repayments of long-term debt	(0.6)	(0.6)
Net cash used in financing activities	(20.1)	(45.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.8)
Net decrease in cash and cash equivalents	(43.5)	(47.3)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$158.3	$103.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 28, 2014 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

3.	EARNINGS PER SHARE
Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent restricted stock units in which the participants have non-forfeitable rights to dividend equivalents during the performance period. Diluted earnings per share includes the effects of certain performance units in which the participants have forfeitable rights to dividend equivalents during the performance period.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Computation of Earnings per Share	May 30, 2014	May 24, 2013
Net income	$21.0	$13.2
Adjustment for earnings attributable to participating securities	(0.4)	(0.1)
Net income used in calculating earnings per share	$20.6	$13.1
Weighted-average common shares outstanding including participating securities (in millions)	125.3	126.5
Adjustment for participating securities (in millions)	(2.2)	(1.7)
Shares used in calculating basic earnings per share (in millions)	123.1	124.8
Effect of dilutive stock-based compensation (in millions)	1.3	1.4
Shares used in calculating diluted earnings per share (in millions)	124.4	126.2
Earnings per share:
Basic	$0.17	$0.10
Diluted	$0.17	$0.10
Total common shares outstanding at period end (in millions)	123.1	123.9

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.1	0.2

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended May 30, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8
Other comprehensive income before reclassifications	0.1	—	—	0.7	0.8
Amounts reclassified from accumulated other comprehensive income	—	(1.3)	—	—	(1.3)
Net current period other comprehensive income (loss)	0.1	(1.3)	—	0.7	(0.5)
Balance as of May 30, 2014	$0.9	$18.3	$(0.1)	$(18.8)	$0.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended May 30, 2014 and May 24, 2013:

Detail of Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 30, 2014	May 24, 2013
Unrealized gains on investments	$—	$0.1	Other income
	—	—	Income tax expense
	—	0.1	Net income

Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	—	0.1	Cost of sales
Actuarial losses (gains)	0.1	0.3	Operating expenses
Prior service cost (credit)	(1.1)	(1.0)	Cost of sales
Prior service cost (credit)	(1.2)	(1.1)	Operating expenses
	0.9	0.7	Income tax expense
	(1.3)	(1.0)	Net income
Total reclassifications	$(1.3)	$(0.9)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $286.4 and $287.0 as of May 30, 2014 and February 28, 2014, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $330 and $327 as of May 30, 2014 and February 28, 2014, respectively.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of May 30, 2014 and February 28, 2014 are summarized below:

	May 30, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$158.3	$—	$—	$158.3
Restricted cash	7.9	—	—	7.9
Managed investment portfolio and other investments
Corporate debt securities	—	36.2	—	36.2
U.S. agency debt securities	—	31.3	—	31.3
U.S. government debt securities	9.5	—	—	9.5
Asset backed securities	—	7.0	—	7.0
Other investments	—	0.8	—	0.8
Foreign exchange forward contracts	—	1.8	—	1.8
Canadian asset-backed commercial paper restructuring notes	—	3.8	—	3.8
Auction rate securities	$—	$—	$9.7	$9.7
	$175.7	$80.9	$9.7	$266.3
Liabilities
Foreign exchange forward contracts	$—	$(0.6)	$—	$(0.6)
	$—	$(0.6)	$—	$(0.6)

	February 28, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.8	$—	$—	$201.8
Restricted cash	9.0	—	—	9.0
Managed investment portfolio and other investments
Corporate debt securities	—	48.0	—	48.0
U.S. agency debt securities	—	48.9	—	48.9
U.S. government debt securities	7.8	—	—	7.8
Asset backed securities	—	5.6	—	5.6
Municipal debt securities	—	3.4	—	3.4
Other investments	—	5.8	—	5.8
Foreign exchange forward contracts	—	0.3	—	0.3
Canadian asset-backed commercial paper restructuring notes	—	3.7	—	3.7
Auction rate securities	—	—	9.6	9.6
	$218.6	$115.7	$9.6	$343.9
Liabilities
Foreign exchange forward contracts	$—	$(3.2)	$—	$(3.2)
	$—	$(3.2)	$—	$(3.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 30, 2014:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2014	$9.6
Unrealized gain on investments	0.1
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of May 30, 2014	$9.7

6.	INVENTORIES

Inventories	May 30, 2014	February 28, 2014
Raw materials	$78.3	$73.1
Work-in-process	11.4	12.2
Finished goods	92.7	87.7
	182.4	173.0
Less LIFO reserve	21.3	21.5
	$161.1	$151.5
The portion of inventories determined by the LIFO method was $74.3 as of May 30, 2014 and $70.8 as of February 28, 2014.

7.	SHARE-BASED COMPENSATION
Performance Units
In Q1 2015, we awarded 305,512 performance units ("PSUs") to our executive officers. Of the PSUs awarded, 152,756 units are earned after a three-year performance period, from 2015 through 2017, based on our total shareholder return relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 305,512. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $23.25 per unit for these PSUs, compared to $15.50 and $11.92 per unit for PSUs granted in 2014 and 2013, respectively.
The weighted average grant date fair values were determined using the following assumptions:

	2015 Awards	2014 Awards	2013 Awards
Three-year risk-free interest rate (1)	0.7%	0.3%	0.5%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	42.2%	44.7%	49.8%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The remaining 152,756 PSUs awarded during Q1 2015 are earned after a three-year performance period, from 2015 through 2017, based on our three-year average return on invested capital, which is a performance

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount, therefore the maximum number of shares that can be issued under this award is 305,512. These units are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of PSUs that will ultimately be earned changes. The weighted average grant date fair value of these PSUs was $16.69. The fair value is equal to the closing stock price on the date of grant.
For all PSUs awarded in Q1 2015, dividend equivalents are calculated based on the actual number of shares earned at the end of the performance period equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. In addition, these awards will be forfeited if the participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the plan and determined by the Administrative Committee in its discretion. If a change in control occurs at least six months following the award date, the target awards will be deemed to be earned and a pro rata number of units will be vested and paid based upon the length of time within the performance period which has elapsed prior to the effective date of the change in control.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 30, 2014 and May 24, 2013 are as follows:

	Three Months Ended
Performance Units	May 30, 2014	May 24, 2013
Expense	$2.6	$5.2
Tax benefit	1.0	2.0
The PSU activity for the three months ended May 30, 2014 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	1,833,288	$14.04
Granted	611,024	19.97
Nonvested as of May 30, 2014	2,444,312	$14.65
As of May 30, 2014, there was $7.5 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
Restricted Stock Units
During the three months ended May 30, 2014, we awarded 709,518 restricted stock units ("RSUs"), of which 130,181 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 30, 2014 and May 24, 2013 are as follows:

	Three Months Ended
Restricted Stock Units	May 30, 2014	May 24, 2013
Expense	$6.7	$5.6
Tax benefit	2.4	2.0
The RSU activity for the three months ended May 30, 2014 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	2,001,758	$11.71
Granted	709,518	16.63
Vested	(215,589)	14.61
Forfeited	(14,769)	13.23
Nonvested as of May 30, 2014	2,480,918	$13.18
As of May 30, 2014, there was $13.6 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

8.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details and Turnstone brands.
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
Corporate costs include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Corporate assets consist primarily of unallocated cash and investment balances and the cash surrender value of company-owned life insurance.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three months ended May 30, 2014 and May 24, 2013 and total assets as of May 30, 2014 and February 28, 2014 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 30, 2014	May 24, 2013
Revenue
Americas	$506.3	$478.8
EMEA	147.6	126.7
Other	69.2	61.6
	$723.1	$667.1
Operating income (loss)
Americas	$53.2	$38.7
EMEA	(7.7)	(10.3)
Other	—	1.9
Corporate	(9.1)	(9.9)
	$36.4	$20.4

Reportable Segment Balance Sheet Data	May 30, 2014	February 28, 2014
Total assets
Americas	$908.0	$901.4
EMEA	280.1	288.6
Other	164.5	159.9
Corporate	303.6	376.8
	$1,656.2	$1,726.7

9.	RESTRUCTURING ACTIVITIES
Subsequent to Q1 2015, we announced additional restructuring actions in EMEA intended to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions relate to the exit of a manufacturing facility in France and the transfer of its activities to other existing facilities in the EMEA region. This project may involve the transfer of the operations of the facility to a third party or result in a closure. In connection with this project, we expect to incur approximately $30 to $50 of net cash costs, including costs associated with manufacturing inefficiencies, consolidation and production moves. The remaining costs may include payments to a third party or costs related to workforce reductions. We are unable to estimate a range for each of the categories of these costs at this time, as they will depend on whether we transfer the facility to a third party and the terms of such transfer, as well as the outcome of the works council procedures.
In Q1 2015, we recognized a $12.0 gain related to the sale of a idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions.
In Q1 2015, we announced restructuring actions to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We did not incur any costs in the Americas segment in connection with these actions during Q1 2015.
In Q3 2014, we announced restructuring actions in EMEA to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions consist of the closure of a manufacturing facility in Durlangen, Germany and the establishment of a new manufacturing location in Stribro, Czech Republic. In Q1 2015, we completed negotiations with the works councils related to these actions. In connection with this project, we expect to incur approximately $26 of cash restructuring costs, with approximately $19 related to employee termination costs and approximately $7 related to business exit and other related costs. We incurred $0.6

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee termination costs and $0.5 of business exit and other related costs in the EMEA segment in connection with these actions during the three months ended May 30, 2014. During 2014 we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. We currently estimate the cash restructuring costs associated with these actions will be approximately $9, with approximately $8 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $0.6 and $1.8 of employee termination costs in the EMEA segment in connection with these actions during the three months ended May 30, 2014 and May 24, 2013, respectively. We incurred $0.3 of business exit and other related costs in the EMEA segment in connection with these actions during the three months ended May 24, 2013. During 2014 we incurred $6.3 related to employee termination costs and $0.9 of business exit and other related costs in the EMEA segment in connection with these actions.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended
Restructuring Costs (Benefits)	May 30, 2014	May 24, 2013
Cost of sales
Americas	$(11.6)	$0.2
EMEA	1.1	—
	(10.5)	0.2
Operating expenses
Americas	—	1.0
EMEA	0.8	3.2
	0.8	4.2
Total	$(9.7)	$4.4
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 30, 2014:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	1.6	0.7	2.3
Payments	(2.0)	(0.6)	(2.6)
Reserve balance as of May 30, 2014	$7.3	$2.1	$9.4
The employee termination costs reserve balance as of May 30, 2014 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Financial Summary
Results of Operations

	Three Months Ended
Statement of Operations Data	May 30, 2014		May 24, 2013
Revenue	$723.1	100.0%	$667.1	100.0%
Cost of sales	504.5	69.8	457.2	68.5
Restructuring costs (benefits)	(10.5)	(1.5)	0.2	—
Gross profit	229.1	31.7	209.7	31.5
Operating expenses	191.9	26.5	185.1	27.8
Restructuring costs	0.8	0.2	4.2	0.6
Operating income	36.4	5.0	20.4	3.1
Interest expense, investment income and other income, net	(0.5)	—	(2.6)	(0.4)
Income before income tax expense	35.9	5.0	17.8	2.7
Income tax expense	14.9	2.1	4.6	0.7
Net income	$21.0	2.9%	$13.2	2.0%
Earnings per share:
Basic	$0.17		$0.10
Diluted	$0.17		$0.10

Q1 2015 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2014 revenue	$478.8	$126.7	$61.6	$667.1
Currency translation effects*	(2.4)	7.6	(0.8)	4.4
Q1 2014 revenue, adjusted	476.4	134.3	60.8	671.5
Q1 2015 revenue, reported	506.3	147.6	69.2	723.1
Organic growth $	$29.9	$13.3	$8.4	$51.6
Organic growth %	6%	10%	14%	8%

* Currency translation effects represent the estimated net effect of translating Q1 2014 foreign currency revenues using the average exchange rates during Q1 2015.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 30, 2014		May 24, 2013
Operating income	$36.4	5.0%	$20.4	3.1%
Add: restructuring costs (benefits)	(9.7)	(1.3)	4.4	0.6
Adjusted operating income	$26.7	3.7%	$24.8	3.7%
Overview
In Q1 2015, organic revenue growth was 8% compared to the prior year. The Americas posted organic revenue growth of 6% over the prior year, marking its seventeenth consecutive quarter of organic growth. In the Americas, Q1 2015 orders were flat compared to the prior year. EMEA experienced organic revenue growth of 10% and orders increased by approximately 17% (in constant currency) compared to the prior year, but revenue and order trends by market continue to be mixed and were also impacted by four additional days in Q1 2015. The Other category experienced organic revenue growth of 14%, led by double digit growth in PolyVision and Designtex.
We recorded net income of $21.0 in Q1 2015 and $13.2 in Q1 2014. A modest increase in operating results and higher equity in income of unconsolidated ventures, as well as restructuring benefits related to the sale of an idle manufacturing facility in the Americas, were partially offset by higher income tax expense.
Revenue was $723.1 in Q1 2015 compared to $667.1 in Q1 2014. Organic revenue growth was 8% after adjusting for currency translation effects.
Operating income was $36.4 in Q1 2015 compared to $20.4 in the prior year. Q1 2015 adjusted operating income increased by $1.9 to $26.7 compared to Q1 2014 adjusted operating income of $24.8. Operating leverage from the revenue growth was largely offset by higher cost of sales.
Cost of sales was 69.8% of revenue in Q1 2015, a 130 basis point increase compared to Q1 2014. All segments experienced year-over-year increases, driven primarily by higher warranty, freight, distribution and overhead costs.
Operating expenses in Q1 2015 of $191.9 increased by $6.8 compared to Q1 2014 but decreased as a percentage of sales to 26.5% from 27.8%. Q1 2015 included $4.3 of higher variable compensation and $2.2 of unfavorable currency translation effects.
We recorded net restructuring benefits of $9.7 in Q1 2015 driven by a gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions, partially offset by costs in EMEA related to the planned closure of a manufacturing facility in Germany. In Q1 2014, we recorded restructuring costs of $4.4, which included $3.2 associated with actions in EMEA.
Our Q1 2015 effective tax rate was 41.5%, which is above the U.S. federal statutory tax rate of 35%.  The difference was primarily driven by losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. The Q1 2014 effective tax rate was 25.8%. The difference compared to the U.S. federal statutory tax rate was primarily driven by favorable discrete tax items of $1.6.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 30, 2014	May 24, 2013
Interest expense	$(4.4)	$(4.4)
Investment income	0.4	0.6
Other income, net:
Equity in income of unconsolidated ventures	3.5	1.7
Miscellaneous, net	—	(0.5)
Total other income, net	3.5	1.2
Total interest expense, investment income and other income, net	$(0.5)	$(2.6)
Other income, net increased in Q1 2015 primarily due to higher equity in income of unconsolidated ventures.
Business Segment Review
See Note 8 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details and Turnstone brands.

	Three Months Ended
Statement of Operations Data — Americas	May 30, 2014		May 24, 2013
Revenue	$506.3	100.0%	$478.8	100.0%
Cost of sales	345.9	68.3	323.5	67.6
Restructuring costs (benefits)	(11.6)	(2.3)	0.2	—
Gross profit	172.0	34.0	155.1	32.4
Operating expenses	118.8	23.5	115.4	24.1
Restructuring costs	—	—	1.0	0.2
Operating income	$53.2	10.5%	$38.7	8.1%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 30, 2014		May 24, 2013
Operating income	$53.2	10.5%	$38.7	8.1%
Add: restructuring costs (benefits)	(11.6)	(2.3)	1.2	0.2
Adjusted operating income	$41.6	8.2%	$39.9	8.3%
Operating income in the Americas of $53.2 in Q1 2015 increased by $14.5 compared to Q1 2014 operating income of $38.7. Adjusted operating income of $41.6 million in Q1 2015 improved slightly compared to Q1 2014. Benefits associated with the organic revenue growth were largely offset by higher cost of sales and increased operating expenses.

The Americas revenue represented 70.0% of consolidated revenue in Q1 2015. Revenue for Q1 2015 was $506.3 compared to $478.8 in Q1 2014. After adjusting for $2.4 of currency translation effects, organic revenue growth was $29.9 or 6% compared to the prior year. Current quarter orders were flat compared to the prior year and customer backlog ended the quarter up 6% compared to the prior year. Revenue growth in Q1 2015 is categorized as follows:

•	Product categories — Eight out of nine categories grew in Q1 2015, led by Architectural Solutions, Steelcase Health, Details, Turnstone and Coalesse.

•
Vertical markets — Energy, State and Local Government, Education, Insurance Services and Health Care experienced strong growth while Financial Services, Federal Government, Technical and Professional and Information Technology declined year-over-year.

•	Geographic regions — All Business Groups grew, led by double digit growth in the South Business Group.

•	Contract type — Project business had strong growth, while continuing business grew modestly and marketing programs declined year-over-year.
Cost of sales increased 70 basis points to 68.3% of revenue in Q1 2015 compared to 67.6% of revenue in Q1 2014. The increase was driven by higher warranty, freight and distribution costs.
Operating expenses increased by $3.4 in Q1 2015 compared to the same period last year primarily due to $2.3 of higher variable compensation. As a percentage of sales, operating expenses improved 60 basis points to 23.5% in Q1 2015 from 24.1% in Q1 2014.
Net restructuring benefits of $11.6 in Q1 2015 were primarily driven by a gain related to the sale of an idle manufacturing facility that was closed as part of previously announced restructuring actions. Restructuring costs of $1.2 in Q1 2014 primarily related to costs associated with the integration of PolyVision's global technology business into Steelcase Education.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 30, 2014		May 24, 2013
Revenue	$147.6	100.0%	$126.7	100.0%
Cost of sales	111.7	75.6	94.0	74.2
Restructuring costs	1.1	0.8	—	—
Gross profit	34.8	23.6	32.7	25.8
Operating expenses	41.7	28.3	39.8	31.4
Restructuring costs	0.8	0.5	3.2	2.5
Operating loss	$(7.7)	(5.2)%	$(10.3)	(8.1)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended
	May 30, 2014		May 24, 2013
Operating loss	$(7.7)	(5.2)%	$(10.3)	(8.1)%
Add: restructuring costs	1.9	1.3	3.2	2.5
Adjusted operating loss	$(5.8)	(3.9)%	$(7.1)	(5.6)%
EMEA reported an operating loss of $7.7 in Q1 2015 compared to an operating loss of $10.3 in Q1 2014. The adjusted operating loss of $5.8 in Q1 2015 compared to an adjusted operating loss of $7.1 in the same period of the prior year. The lower adjusted operating loss was primarily driven by organic revenue growth, partially offset by higher cost of sales.
EMEA revenue represented 20.4% of consolidated revenue in Q1 2015. Revenue for Q1 2015 was $147.6 compared to $126.7 in Q1 2014. After adjusting for $7.6 of currency translation effects, organic revenue growth was $13.3 or 10% and included four additional shipping days compared to Q1 2014 due to the timing of our quarterly reporting calendar and EMEA's fiscal year beginning on March 1st every year. Organic revenue growth in the United Kingdom, France and Benelux was partially offset by a decline in the Middle East and Africa (as a group).
Cost of sales climbed to 75.6% of revenue in Q1 2015 from 74.2% of revenue in Q1 2014, a 140 basis point increase. The increase in Q1 2015 was driven by higher labor costs and other disruption costs associated with the manufacturing footprint changes.
Operating expenses increased by $1.9 in Q1 2015 compared to the same period last year primarily driven by unfavorable currency translation effects. As a percentage of sales, operating expenses improved 310 basis points from 31.4% in Q1 2014 to 28.3% in Q1 2015.
Restructuring costs of $1.9 in Q1 2015 were primarily associated with the closure of a manufacturing facility in Durlangen, Germany and the establishment of a new manufacturing location in Stribro, Czech Republic. Restructuring cost of $3.2 in Q1 2014 were primarily associated with the reorganization of the sales, marketing and support functions in France.
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

	Three Months Ended
Statement of Operations Data — Other	May 30, 2014		May 24, 2013
Revenue	$69.2	100.0%	$61.6	100.0%
Cost of sales	46.9	67.8	39.7	64.5
Restructuring costs	—	—	—	—
Gross profit	22.3	32.2	21.9	35.5
Operating expenses	22.3	32.2	20.0	32.5
Restructuring costs	—	—	—	—
Operating income	$—	—%	$1.9	3.0%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	May 30, 2014		May 24, 2013
Operating income	$—	—%	$1.9	3.0%
Add: restructuring costs	—	—	—	—
Adjusted operating income	$—	—%	$1.9	3.0%
Breakeven operating income in the Other category in Q1 2015 compared to operating income of $1.9 in Q1 2014. Higher operating income at PolyVision was offset by higher operating losses in Asia Pacific and a small operating loss at Designtex in the current quarter compared to operating income in the prior quarter.
Q1 2015 revenue in the Other category increased by $7.6 or 12.3%. Excluding currency translation effects, the organic revenue growth was $8.4 or 14% for Q1 2015. The increase was primarily driven by higher project business at PolyVision.
Cost of sales as a percent of revenue was 67.8% in Q1 2015 compared to 64.5% in Q1 2014, a 330 basis point erosion. The erosion in Q1 2015 was primarily driven by higher cost of sales in Asia Pacific due to competitive pricing pressures and higher overhead costs.
Q1 2015 operating expenses increased by $2.3 compared to Q1 2014. This increase was primarily driven by sales and marketing investments at Designtex.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended
Statement of Operations Data — Corporate	May 30, 2014	May 24, 2013
Operating expenses	$9.1	$9.9
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

Liquidity Sources	May 30, 2014	February 28, 2014
Cash and cash equivalents	$158.3	$201.8
Short-term investments	84.8	119.5
Company-owned life insurance	155.2	154.3
Availability under credit facilities	163.8	163.6
Total liquidity	$562.1	$639.2
As of May 30, 2014, we held a total of $243.1 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $158.3 in cash and cash equivalents, approximately 62% was located in the U.S. and the remaining 38% was located outside of the U.S., primarily in France, Mexico, China, Hong Kong and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
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
The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 30, 2014 and May 24, 2013:

	Three Months Ended
Cash Flow Data	May 30, 2014	May 24, 2013
Net cash provided by (used in):
Operating activities	$(72.6)	$(39.3)
Investing activities	48.8	38.7
Financing activities	(20.1)	(45.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.8)
Net decrease in cash and cash equivalents	(43.5)	(47.3)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$158.3	$103.1

Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 30, 2014	May 24, 2013
Net income	$21.0	$13.2
Depreciation and amortization	14.7	14.1
Deferred income taxes	13.0	0.7
Restructuring costs (benefits)	(9.7)	4.4
Non-cash stock compensation	9.6	10.8
Equity in income of unconsolidated affiliates	(3.7)	(1.7)
Dividends received from unconsolidated affiliates	2.3	0.7
Other	(1.8)	(1.3)
Changes in accounts receivable, net, inventories and accounts payable	(16.9)	(12.9)
Changes in employee compensation liabilities	(74.4)	(48.0)
Changes in other operating assets and liabilities	(26.7)	(19.3)
Net cash used in operating activities	$(72.6)	$(39.3)
The increase in cash used in operating activities in Q1 2015 compared to Q1 2014 was primarily due higher variable compensation payments in Q1 2015.
Cash provided by investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 30, 2014	May 24, 2013
Capital expenditures	$(15.8)	$(18.4)
Proceeds from disposal of fixed assets	19.0	0.9
Purchases of short-term investments	(27.0)	(9.8)
Liquidations of short-term investments	62.8	66.4
Other	9.8	(0.4)
Net cash provided by investing activities	$48.8	$38.7
Capital expenditures in Q1 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development. The increase in purchases of short-term investments in Q1 2015 compared to Q1 2014 was primarily due to the receipt of the proceeds related to the sale of a former manufacturing facility in the Americas segment coupled with the repayment of a note receivable from a dealer.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 30, 2014	May 24, 2013
Dividends paid	(13.6)	(12.5)
Common stock repurchases	(5.9)	(31.7)
Other	(0.6)	(1.7)
Net cash used in financing activities	$(20.1)	$(45.9)
We paid dividends of $0.105 per common share during Q1 2015 and $0.10 per share during Q1 2014.
In Q1 2015, we made common stock repurchases of 439,420 shares, all of which related to our Class A Common Stock. As of the end of Q1 2015, we had $90.0 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q1 2015, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations
During Q1 2015, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 30, 2014 were:

Liquidity Facilities	May 30, 2014
Global committed bank facility	$125.0
Various uncommitted lines	38.8
Total credit lines available	163.8
Less: Borrowings outstanding	—
Available capacity	$163.8
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of May 30, 2014, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 30, 2014. In addition, we have a revolving letter of credit agreement for $13.5 of which $9.4 was utilized primarily related to our self-insured workers’ compensation programs as of May 30, 2014. There were no draws on our standby letters of credit during Q1 2015.
Total consolidated debt as of May 30, 2014 was $286.4. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 30, 2014 of $35.3. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
Liquidity Outlook
Our current cash and cash equivalents and short-term investment balances, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We believe the timing, strength and continuity of the economic recovery across certain geographies we serve remain uncertain which may continue to dampen our level of cash generation from operations. We continue to maintain a conservative approach to liquidity and maintain flexibility over significant uses of cash including our capital expenditures and discretionary operating expenses.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.
We currently expect capital expenditures to approximate $90 to $100 in 2015 compared to $87 in 2014. This amount includes the establishment of a new manufacturing location in the Czech Republic, global upgrades to various manufacturing technologies and investments in product development and showrooms.
On June 26, 2014, we announced a quarterly dividend on our common stock of $0.105 per share, or $13.2, to be paid in Q2 2015. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q1 2015, there have been no changes in the items that we have identified as critical accounting estimates.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 30, 2014 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2014. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2015, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2015, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q1 2015, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 30, 2014, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
03/01/2014 - 04/04/2014	262,494	$14.64	25,714	$92.7
04/05/2014 - 05/02/2014	3,999	$16.45	—	$92.7
05/03/2014 - 05/30/2014	172,927	$15.88	171,100	$90.0
Total	439,420	(2)	196,814
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	242,606 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 27, 2014

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