Form 10-Q
period 2014-08-29
STEELCASE INC
filed 2014-09-26
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 22, 2014, Steelcase Inc. had 88,772,841 shares of Class A Common Stock and 32,530,413 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Revenue	$786.7	$757.6	$1,509.8	$1,424.7
Cost of sales	536.1	513.4	1,040.6	970.6
Restructuring costs (benefits)	6.2	(0.1)	(4.3)	0.1
Gross profit	244.4	244.3	473.5	454.0
Operating expenses	191.4	188.9	383.3	374.0
Restructuring costs	0.2	3.4	1.0	7.6
Operating income	52.8	52.0	89.2	72.4
Interest expense	(4.4)	(4.5)	(8.8)	(8.9)
Investment income (expense)	0.5	(1.8)	0.9	(1.2)
Other income, net	3.2	0.6	6.7	1.8
Income before income tax expense	52.1	46.3	88.0	64.1
Income tax expense	21.6	18.7	36.5	23.3
Net income	$30.5	$27.6	$51.5	$40.8
Earnings per share:
Basic	$0.24	$0.22	$0.41	$0.32
Diluted	$0.24	$0.22	$0.41	$0.32
Dividends declared and paid per common share	$0.105	$0.10	$0.21	$0.20

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Net income	$30.5	$27.6	$51.5	$40.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.1)	—	—	0.2
Pension and other post-retirement liability adjustments	(1.3)	(1.4)	(2.6)	(2.4)
Foreign currency translation adjustments	(2.3)	0.7	(1.6)	(0.8)
Total other comprehensive loss, net	(3.7)	(0.7)	(4.2)	(3.0)
Comprehensive income	$26.8	$26.9	47.3	37.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 29, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$155.7	$201.8
Short-term investments	74.1	119.5
Accounts receivable, net of allowances of $12.9 and $13.0	346.8	306.8
Inventories	182.5	151.5
Deferred income taxes	38.0	56.0
Prepaid expenses	21.7	19.3
Other current assets	34.0	35.0
Total current assets	852.8	889.9
Property, plant and equipment, net of accumulated depreciation of $1,107.1 and $1,140.8	388.7	377.0
Company-owned life insurance	156.8	154.3
Deferred income taxes	84.9	85.1
Goodwill	108.3	108.1
Other intangible assets, net of accumulated amortization of $42.6 and $41.8	15.7	16.6
Investments in unconsolidated affiliates	55.0	53.0
Other assets	40.6	42.7
Total assets	$1,702.8	$1,726.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243.2	$212.5
Short-term borrowings and current maturities of long-term debt	2.6	2.6
Accrued expenses:
Employee compensation	109.7	152.8
Employee benefit plan obligations	22.5	26.1
Customer deposits	22.4	16.0
Product warranties	20.4	17.5
Other	109.1	110.7
Total current liabilities	529.9	538.2
Long-term liabilities:
Long-term debt less current maturities	283.2	284.4
Employee benefit plan obligations	148.4	151.1
Other long-term liabilities	65.0	75.9
Total long-term liabilities	496.6	511.4
Total liabilities	1,026.5	1,049.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	(3.4)	0.8
Retained earnings	679.7	676.3
Total shareholders’ equity	676.3	677.1
Total liabilities and shareholders’ equity	$1,702.8	$1,726.7
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 29, 2014	August 23, 2013
OPERATING ACTIVITIES
Net income	$51.5	$40.8
Depreciation and amortization	29.3	28.9
Deferred income taxes	18.1	0.1
Restructuring costs (benefits)	(3.3)	7.7
Non-cash stock compensation	12.6	12.5
Equity in income of unconsolidated affiliates	(7.4)	(4.5)
Dividends received from unconsolidated affiliates	5.4	3.2
Other	(3.7)	0.2
Changes in operating assets and liabilities:
Accounts receivable	(43.2)	(43.8)
Inventories	(32.5)	(17.6)
Other assets	(14.9)	(11.1)
Accounts payable	32.2	28.6
Employee compensation liabilities	(54.5)	(31.3)
Employee benefit obligations	(9.4)	(12.2)
Accrued expenses and other liabilities	3.6	15.6
Net cash provided by (used in) operating activities	(16.2)	17.1
INVESTING ACTIVITIES
Capital expenditures	(44.3)	(36.4)
Proceeds from disposal of fixed assets	19.1	1.6
Purchases of short-term investments	(58.6)	(17.8)
Liquidations of short-term investments	105.1	74.5
Other	11.0	(1.5)
Net cash provided by investing activities	32.3	20.4
FINANCING ACTIVITIES
Dividends paid	(26.6)	(25.1)
Common stock repurchases	(34.3)	(31.8)
Excess tax benefit from vesting of stock awards	0.2	(1.0)
Repayments of long-term debt	(1.2)	(1.2)
Repayments of lines of credit	—	(0.1)
Net cash used in financing activities	(61.9)	(59.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.9)
Net decrease in cash and cash equivalents	(46.1)	(22.6)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$155.7	$127.8

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Net income	$30.5	$27.6	$51.5	$40.8
Adjustment for earnings attributable to participating securities	(0.6)	(0.5)	(0.9)	(0.6)
Net income used in calculating earnings per share	$29.9	$27.1	$50.6	$40.2
Weighted-average common shares outstanding including participating securities (in millions)	124.8	125.9	125.0	126.2
Adjustment for participating securities (in millions)	(2.5)	(2.0)	(2.3)	(1.9)
Shares used in calculating basic earnings per share (in millions)	122.3	123.9	122.7	124.3
Effect of dilutive stock-based compensation (in millions)	1.2	1.9	1.3	1.9
Shares used in calculating diluted earnings per share (in millions)	123.5	125.8	124.0	126.2
Earnings per share:
Basic	$0.24	$0.22	$0.41	$0.32
Diluted	$0.24	$0.22	$0.41	$0.32
Total common shares outstanding at period end (in millions)	121.3	123.9	121.3	123.9

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.1	—	0.1	—

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended August 29, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of May 30, 2014	$0.9	$18.3	$(0.1)	$(18.8)	$0.3
Other comprehensive loss before reclassifications	(0.1)	—	—	(2.3)	(2.4)
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	—	—	(1.3)
Net current period other comprehensive loss	(0.1)	(1.3)	—	(2.3)	(3.7)
Balance as of August 29, 2014	$0.8	$17.0	$(0.1)	$(21.1)	$(3.4)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended August 29, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8
Other comprehensive loss before reclassifications	—	—	—	(1.6)	(1.6)
Amounts reclassified from accumulated other comprehensive loss	—	(2.6)	—	—	(2.6)
Net current period other comprehensive income loss	—	(2.6)	—	(1.6)	(4.2)
Balance as of August 29, 2014	$0.8	$17.0	$(0.1)	$(21.1)	$(3.4)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended August 29, 2014 and August 23, 2013:

Detail of Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Unrealized gains on investments	$—	$(0.2)	$—	$(0.1)	Other income
	—	—	—	—	Income tax expense
	—	(0.2)	—	(0.1)	Net income

Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	—	0.1	—	0.2	Cost of sales
Actuarial losses (gains)	0.1	0.2	0.2	0.5	Operating expenses
Prior service cost (credit)	(1.0)	(1.2)	(2.1)	(2.2)	Cost of sales
Prior service cost (credit)	(1.2)	(1.3)	(2.4)	(2.4)	Operating expenses
	0.8	0.8	1.7	1.5	Income tax expense
	(1.3)	(1.4)	(2.6)	(2.4)	Net income
Total reclassifications	$(1.3)	$(1.6)	$(2.6)	$(2.5)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $285.8 and $287.0 as of August 29, 2014 and February 28, 2014, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $329 and $327 as of August 29, 2014 and February 28, 2014, respectively.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 29, 2014 and February 28, 2014 are summarized below:

	August 29, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$155.7	$—	$—	$155.7
Restricted cash	7.7	—	—	7.7
Managed investment portfolio and other investments
Corporate debt securities	—	44.5	—	44.5
U.S. agency debt securities	—	19.2	—	19.2
Asset backed securities	—	4.4	—	4.4
U.S. government debt securities	3.3	—	—	3.3
Other investments	—	2.7	—	2.7
Foreign exchange forward contracts	—	5.0	—	5.0
Canadian asset-backed commercial paper restructuring notes	—	3.9	—	3.9
Auction rate securities	$—	$—	$9.7	$9.7
	$166.7	$79.7	$9.7	$256.1
Liabilities
Foreign exchange forward contracts	$—	$(0.7)	$—	$(0.7)
	$—	$(0.7)	$—	$(0.7)

	February 28, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.8	$—	$—	$201.8
Restricted cash	9.0	—	—	9.0
Managed investment portfolio and other investments
Corporate debt securities	—	48.0	—	48.0
U.S. agency debt securities	—	48.9	—	48.9
Asset backed securities	—	5.6	—	5.6
U.S. government debt securities	7.8	—	—	7.8
Municipal debt securities	—	3.4	—	3.4
Other investments	—	5.8	—	5.8
Foreign exchange forward contracts	—	0.3	—	0.3
Canadian asset-backed commercial paper restructuring notes	—	3.7	—	3.7
Auction rate securities	—	—	9.6	9.6
	$218.6	$115.7	$9.6	$343.9
Liabilities
Foreign exchange forward contracts	$—	$(3.2)	$—	$(3.2)
	$—	$(3.2)	$—	$(3.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 29, 2014:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2014	$9.6
Unrealized gain on investments	0.1
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of August 29, 2014	$9.7

6.	INVENTORIES

Inventories	August 29, 2014	February 28, 2014
Raw materials and work-in-process	$96.6	$85.3
Finished goods	107.3	87.7
	203.9	173.0
Revaluation to LIFO	21.4	21.5
	$182.5	$151.5
The portion of inventories determined by the LIFO method was $71.5 as of August 29, 2014 and $70.8 as of February 28, 2014.

7.	SHARE-BASED COMPENSATION
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 29, 2014 and August 23, 2013 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Expense	$0.9	$0.2	$3.5	$5.4
Tax benefit	0.3	0.1	1.3	2.1
As of August 29, 2014, there was $6.5 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
The PSU activity for the six months ended August 29, 2014 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	1,833,288	$14.04
Granted	611,024	19.97
Nonvested as of August 29, 2014	2,444,312	$14.65
Restricted Stock Units
During the six months ended August 29, 2014, we awarded 709,518 restricted stock units ("RSUs"), of which 130,181 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 29, 2014 and August 23, 2013 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Expense	$2.0	$1.2	$8.7	$6.8
Tax benefit	0.7	0.2	3.1	2.2
As of August 29, 2014, there was $11.5 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The RSU activity for the six months ended August 29, 2014 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	2,001,758	$11.71
Granted	709,518	16.63
Vested	(223,989)	14.43
Forfeited	(26,463)	12.92
Nonvested as of August 29, 2014	2,460,824	$13.20

8.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and six months ended August 29, 2014 and August 23, 2013 and total assets as of August 29, 2014 and February 28, 2014 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Revenue
Americas	$580.3	$558.7	$1,086.6	$1,037.5
EMEA	131.1	132.4	278.7	259.1
Other	75.3	66.5	144.5	128.1
	$786.7	$757.6	$1,509.8	$1,424.7
Operating income (loss)
Americas	$80.1	$78.3	$133.3	$117.0
EMEA	(21.7)	(15.1)	(29.4)	(25.4)
Other	3.4	1.1	3.4	3.0
Corporate	(9.0)	(12.3)	(18.1)	(22.2)
	$52.8	$52.0	$89.2	$72.4

Reportable Segment Balance Sheet Data	August 29, 2014	February 28, 2014
Total assets
Americas	$928.5	$901.4
EMEA	312.1	288.6
Other	167.9	159.9
Corporate	294.3	376.8
	$1,702.8	$1,726.7

9.	RESTRUCTURING ACTIVITIES
In Q2 2015, we announced additional restructuring actions in EMEA intended to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions relate to the exit of a manufacturing facility in Wisches, France and the transfer of its activities to other existing facilities in the EMEA region. On August 18, 2014, the Company accepted an offer from a third party for a unilateral put option for the transfer of the assets and activities relating to the Wisches facility. The Company has agreed to negotiate exclusively with the offeror through November 30, 2014. If the transfer is completed as contemplated by the offer, we expect to incur approximately $40 to $45 of net cash restructuring costs in connection with this project, with approximately $35 of costs to facilitate the transfer of the facility, workforce, inventory and certain equipment (including a facilitation fee to be paid to the transferee), and approximately $5 to $10 relating to business exit and other costs. We incurred $1.4 of business exit and other costs in the EMEA segment in connection with these actions during the three months ended August 29, 2014.
In Q1 2015, we announced restructuring actions to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $0.7 of employee termination costs and $0.1 of business exit and other costs in the Americas segment in connection with these actions during the three and six months ended August 29, 2014.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions consist of the closure of a manufacturing facility in Durlangen, Germany and the establishment of a new manufacturing location in Stribro, Czech Republic. In Q1 2015, we completed negotiations with the works councils related to these actions. In connection with this

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project, we expect to incur approximately $26 of cash restructuring costs, with approximately $19 related to employee termination costs and approximately $7 related to business exit and other related costs. We incurred $3.7 and $4.3 of employee termination costs in the EMEA segment in connection with these actions during the three and six months ended August 29, 2014, respectively. We incurred $0.1 and $0.6 of business exit and other related costs in the EMEA segment in connection with these actions during the three and six months ended August 29, 2014, respectively. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. We currently estimate the cash restructuring costs associated with these actions will be approximately $9, with approximately $8 related to employee termination costs and approximately $1 of business exit and other related costs. We incurred $0.2 and $0.8 of employee termination costs in the EMEA segment in connection with these actions during the three and six months ended August 29, 2014, respectively. During 2014, we incurred $6.3 related to employee termination costs and $0.9 of business exit and other related costs in the EMEA segment in connection with these actions.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Six Months Ended
Restructuring Costs (Benefits)	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Cost of sales
Americas	$0.7	$(0.1)	$(10.9)	$0.1
EMEA	5.5	—	6.6	—
	6.2	(0.1)	(4.3)	0.1
Operating expenses
Americas	—	0.1	—	1.1
EMEA	0.2	3.3	1.0	6.5
	0.2	3.4	1.0	7.6
Total	$6.4	$3.3	$(3.3)	$7.7
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 29, 2014:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	5.9	2.5	8.4
Payments	(4.3)	(2.2)	(6.5)
Adjustments	(0.2)	—	(0.2)
Reserve balance as of August 29, 2014	$9.1	$2.3	$11.4
The employee termination costs reserve balance as of August 29, 2014 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Financial Summary
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Revenue	$786.7	100.0%	$757.6	100.0%	$1,509.8	100.0%	$1,424.7	100.0%
Cost of sales	536.1	68.1	513.4	67.8	1,040.6	68.9	970.6	68.1
Restructuring costs (benefits)	6.2	0.8	(0.1)	—	(4.3)	(0.3)	0.1	—
Gross profit	244.4	31.1	244.3	32.2	473.5	31.4	454.0	31.9
Operating expenses	191.4	24.4	188.9	24.9	383.3	25.4	374.0	26.3
Restructuring costs	0.2	—	3.4	0.4	1.0	0.1	7.6	0.5
Operating income	52.8	6.7	52.0	6.9	89.2	5.9	72.4	5.1
Interest expense	(4.4)	(0.6)	(4.5)	(0.6)	(8.8)	(0.6)	(8.9)	(0.6)
Investment income (expense)	0.5	0.1	(1.8)	(0.2)	0.9	0.1	(1.2)	(0.1)
Other income, net	3.2	0.4	0.6	—	6.7	0.4	1.8	0.1
Income before income tax expense	52.1	6.6	46.3	6.1	88.0	5.8	64.1	4.5
Income tax expense	21.6	2.7	18.7	2.5	36.5	2.4	23.3	1.6
Net income	$30.5	3.9%	$27.6	3.6%	$51.5	3.4%	$40.8	2.9%
Earnings per share:
Basic	$0.24		$0.22		$0.41		$0.32
Diluted	$0.24		$0.22		$0.41		$0.32

Q2 2015 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q2 2014 revenue	$558.7	$132.4	$66.5	$757.6
Currency translation effects*	(1.6)	4.8	0.1	3.3
Q2 2014 revenue, adjusted	557.1	137.2	66.6	760.9
Q2 2015 revenue, reported	580.3	131.1	75.3	786.7
Organic growth (decline) $	$23.2	$(6.1)	$8.7	$25.8
Organic growth (decline) %	4%	(4)%	13%	3%

* Currency translation effects represent the estimated net effect of translating Q2 2014 foreign currency revenues using the average exchange rates during Q2 2015.

Year-to-Date 2015 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2014 revenue	$1,037.5	$259.1	$128.1	$1,424.7
Currency translation effects*	(4.4)	12.3	(0.7)	7.2
Year-to-date 2014 revenue, adjusted	1,033.1	271.4	127.4	1,431.9
Year-to-date 2015 revenue	1,086.6	278.7	144.5	1,509.8
Organic growth $	$53.5	$7.3	$17.1	$77.9
Organic growth %	5%	3%	13%	5%

* Currency translation effects represent the estimated net effect of translating year-to-date 2014 foreign currency revenues using the average exchange rates during year-to-date 2015.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Operating income	$52.8	6.7%	$52.0	6.9%	$89.2	5.9%	$72.4	5.1%
Add: restructuring costs (benefits)	6.4	0.8	3.3	0.4	(3.3)	(0.2)	7.7	0.5
Adjusted operating income	$59.2	7.5%	$55.3	7.3%	$85.9	5.7%	$80.1	5.6%
Overview
In Q2 2015, organic revenue growth was 3% compared to the prior year. The Americas posted organic revenue growth of 4% over the prior year, marking its eighteenth consecutive quarter of organic growth. In the Americas, Q2 2015 orders grew 2% compared to the prior year, but one region posted a significant decline due to a strong prior year comparison. Across all other regions in the Americas, Q2 2015 order growth averaged approximately 8% compared to the prior year. EMEA experienced an organic revenue decline of 4%; however, orders increased by approximately 10% (in constant currency) compared to the prior year. The Other category experienced organic revenue growth of 13%, with PolyVision, Designtex and Asia Pacific all contributing to the growth.
Our adjusted operating income margin for Q2 2015 was 7.5%, which represents the highest level of quarterly performance achieved in more than ten years.
Q2 2015 Compared to Q2 2014
We recorded net income of $30.5 in Q2 2015 and $27.6 in Q2 2014. A modest increase in adjusted operating income, investment income in Q2 2015 compared to investment losses in Q2 2014, and higher other income, net were partially offset by higher restructuring costs and higher income tax expense.
Revenue was $786.7 in Q2 2015 compared to $757.6 in Q2 2014. Organic revenue growth was 3% after adjusting for currency translation effects.
Operating income was $52.8 in Q2 2015 compared to $52.0 in the prior year. Q2 2015 adjusted operating income increased by $3.9 to $59.2 compared to Q2 2014 adjusted operating income of $55.3. Operating leverage from the revenue growth and benefits of improved pricing in the Americas was largely offset by approximately $9 of disruption and inefficiencies associated with the manufacturing footprint changes in EMEA.

Cost of sales was 68.1% of revenue in Q2 2015, a 30 basis point increase compared to Q2 2014. Year-over-year cost of sales in the Americas was flat, while EMEA increased and the Other category decreased. The increase in EMEA was driven primarily by disruption and inefficiencies associated with the manufacturing footprint changes. These costs include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses in Q2 2015 of $191.4 increased by $2.5 compared to Q2 2014 but decreased as a percentage of sales to 24.4% from 24.9%. The increase was largely due to higher variable compensation.
We recorded restructuring costs of $6.4 in Q2 2015 driven primarily by costs in EMEA related to the planned closure of a manufacturing facility in Germany. In Q2 2014, we recorded restructuring costs of $3.3 associated with actions in EMEA to reorganize the sales, marketing and support functions in France initiated in Q1 2014.
Our Q2 2015 effective tax rate was 41.5% compared to the Q2 2014 effective tax rate of 40.4%, both of which are above the U.S. federal statutory tax rate of 35%.  The differences from the U.S. federal statutory rate were primarily driven by losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded.
Year-to-Date 2015 Compared to Year-to-Date 2014
We recorded year-to-date 2015 net income of $51.5 compared to year-to-date 2014 net income of $40.8. Increased operating income (which included net restructuring benefits in year-to-date 2015 compared to restructuring costs in year-to-date 2014), investment income compared to investment losses in the prior year and other income, net were partially offset by higher income tax expense.
Year-to-date 2015 revenue increased $85.1 or 6.0% compared to year-to-date 2014. After adjusting for currency translation effects, the organic revenue growth was $77.9 or 5%. We realized organic revenue growth of 5% in the Americas, 3% in EMEA and 13% in the Other category.
Year-to-date 2015 operating income of $89.2 compares to operating income of $72.4 in the prior year. Year-to-date 2015 adjusted operating income improved to $85.9 from $80.1 in the prior year. Operating leverage from the revenue growth in the Americas was largely offset by higher costs of sales associated with the manufacturing footprint changes in EMEA.
Year-to-date 2015 cost of sales was 68.9%, an 80 basis point increase compared to year-to-date 2014. All segments experienced increases compared to year-to-date 2014, driven primarily by disruption and inefficiencies in EMEA of approximately $12 and higher warranty, freight, distribution and overhead costs in the Americas.
Year-to-date 2015 operating expenses of $383.3 increased $9.3 compared to the same period last year but decreased as a percentage of sales. The comparison included $7.9 of higher variable compensation and $3.6 of unfavorable currency translation effects.
We recorded year-to-date 2015 net restructuring benefits of $3.3 compared to restructuring costs of $7.7 in year-to-date 2014. The year-to-date 2015 amount included a gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions, partially offset by costs in EMEA primarily related to the planned closure of a manufacturing facility in Germany. The year-to-date 2014 amount was primarily due to $6.5 associated with actions in EMEA to reorganize the sales, marketing and support functions in France initiated in Q1 2014.
Our year-to-date 2015 effective tax rate was approximately 41.5%, which is above the U.S. federal statutory tax rate of 35%. The higher rate is being driven by losses in EMEA, which result in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. The year-to-date 2014 effective tax rate was 36.4%, which was favorably impacted by net discrete tax benefits of $2.6.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Investment Income (Expense) and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income (Expense) and Other Income, Net	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Interest expense	$(4.4)	$(4.5)	$(8.8)	$(8.9)
Investment income (expense)	0.5	(1.8)	0.9	(1.2)
Other income, net:
Equity in income of unconsolidated ventures	3.7	2.8	7.4	4.5
Miscellaneous, net	(0.5)	(2.2)	(0.7)	(2.7)
Total other income, net	3.2	0.6	6.7	1.8
Total interest expense, investment income (expense) and other income, net	$(0.7)	$(5.7)	$(1.2)	$(8.3)
Investment income in Q2 2015 compared to investment losses in Q2 2014, which included losses on variable life company-owned life insurance ("COLI").
Other income, net increased in Q2 2015 and year-to-date 2015 primarily due to lower foreign currency losses and higher equity in income of unconsolidated ventures.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Revenue	$580.3	100.0%	$558.7	100.0%	$1,086.6	100.0%	$1,037.5	100.0%
Cost of sales	380.7	65.6	366.6	65.6	726.6	66.9	690.1	66.5
Restructuring costs (benefits)	0.7	0.1	(0.1)	—	(10.9)	(1.0)	0.1	—
Gross profit	198.9	34.3	192.2	34.4	370.9	34.1	347.3	33.5
Operating expenses	118.8	20.5	113.8	20.4	237.6	21.8	229.2	22.1
Restructuring costs	—	—	0.1	—	—	—	1.1	0.1
Operating income	$80.1	13.8%	$78.3	14.0%	$133.3	12.3%	$117.0	11.3%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Operating income	$80.1	13.8%	$78.3	14.0%	$133.3	12.3%	$117.0	11.3%
Add: restructuring costs (benefits)	0.7	0.1	—	—	(10.9)	(1.0)	1.2	0.1
Adjusted operating income	$80.8	13.9%	$78.3	14.0%	$122.4	11.3%	$118.2	11.4%
Operating income in the Americas of $80.1 in Q2 2015 increased by $1.8 compared to Q2 2014 operating income of $78.3. Adjusted operating income of $80.8 in Q2 2015 improved by $2.5 compared to Q2 2014. Benefits associated with the organic revenue growth and improved pricing were partially offset by increased operating expenses. The $4.2 improvement in year-to-date 2015 adjusted operating income was primarily due to benefits associated with the organic revenue growth and improved pricing, partially offset by higher cost of sales and operating expenses.

The Americas revenue represented 73.7% of consolidated revenue in Q2 2015. Revenue for Q2 2015 was $580.3 compared to $558.7 in Q2 2014. After adjusting for $1.6 of unfavorable currency translation effects, organic revenue growth was $23.2 or 4% compared to the prior year. Revenue growth in Q2 2015 is categorized as follows:

•	Product categories — Six out of nine categories grew in Q2 2015, led by Coalesse and Turnstone.

•
Vertical markets — Technical and Professional, Federal Government and Information Technology experienced strong growth, while Healthcare, Education, State and Local Government and Financial Services declined year-over-year.

•	Geographic regions — Strength in the West and East Business Groups was more than enough to offset a decline in the South Business Group.

•	Contract type — Project business had strong growth, while continuing business grew modestly and marketing programs declined year-over-year.
Year-to-date 2015 organic revenue growth was $53.5 or 5% compared to the prior year.
Cost of sales of 65.6% of revenue in Q2 2015 was flat compared to Q2 2014. Year-over-year benefits of operating leverage from the revenue growth and improved pricing were offset by an unfavorable shift in business mix and higher freight and distribution costs. Year-to-date 2015 cost of sales was driven by the same factors in the quarter, but the increase of 40 basis points was also impacted by higher warranty expense and overhead costs.
Operating expenses increased by $5.0 in Q2 2015 compared to the same period last year primarily due to $2.1 of higher variable compensation and higher employee related costs. Operating expenses as a percentage of sales of 20.5% in Q2 2015 was flat compared to 20.4% in Q2 2014. Year-to-date 2015 operating expenses increased by $8.4 compared to year-to-date 2014. The increase was primarily driven by $4.4 of higher variable compensation and higher employee related costs.
Restructuring costs of $0.7 in Q2 2015 were associated with the closure of a manufacturing facility in High Point, North Carolina. Year-to-date 2015 net restructuring benefits of $10.9 included a $12.0 gain related to the sale of an idle manufacturing facility that was closed as part of previously announced restructuring actions. Restructuring costs of $1.2 in year-to-date 2014 primarily related to costs associated with the integration of PolyVision's global technology business into Steelcase Education.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Revenue	$131.1	100.0%	$132.4	100.0%	$278.7	100.0%	$259.1	100.0%
Cost of sales	105.3	80.3	101.9	77.0	217.0	77.9	195.9	75.6
Restructuring costs	5.5	4.2	—	—	6.6	2.3	—	—
Gross profit	20.3	15.5	30.5	23.0	55.1	19.8	63.2	24.4
Operating expenses	41.8	31.9	42.3	31.9	83.5	29.9	82.1	31.7
Restructuring costs	0.2	0.2	3.3	2.5	1.0	0.4	6.5	2.5
Operating loss	$(21.7)	(16.6)%	$(15.1)	(11.4)%	$(29.4)	(10.5)%	$(25.4)	(9.8)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Operating loss	$(21.7)	(16.6)%	$(15.1)	(11.4)%	$(29.4)	(10.5)%	$(25.4)	(9.8)%
Add: restructuring costs	5.7	4.4	3.3	2.5	7.6	2.7	6.5	2.5
Adjusted operating loss	$(16.0)	(12.2)%	$(11.8)	(8.9)%	$(21.8)	(7.8)%	$(18.9)	(7.3)%
EMEA reported an operating loss of $21.7 in Q2 2015 compared to an operating loss of $15.1 in Q2 2014. The adjusted operating loss of $16.0 in Q2 2015 compared to an adjusted operating loss of $11.8 in the same period of the prior year. The higher adjusted operating loss was primarily driven by the organic revenue decline and higher cost of sales. The year-to-date 2015 adjusted operating loss of $21.8 compared to the year-to-date 2014 adjusted operating loss of $18.9. The decline was driven primarily by higher cost of sales, partially offset by organic revenue growth.
EMEA revenue represented 16.7% of consolidated revenue in Q2 2015. Revenue for Q2 2015 was $131.1 compared to $132.4 in Q2 2014. After adjusting for $4.8 of favorable currency translation effects, the organic revenue decline was $6.1 or 4%. Organic revenue growth in Benelux, Africa and Spain was more than offset by declines in the Middle East, the export markets of the central, eastern and southern parts of Europe (as a group), France and Germany. In year-to-date 2015, EMEA experienced organic revenue growth of $7.3 or 3%. Organic revenue growth in the UK, Spain, Benelux and France was partially offset by a decline in the Middle East and Germany.
Cost of sales climbed to 80.3% of revenue in Q2 2015 from 77.0% of revenue in Q2 2014, a 330 basis point erosion. Year-to-date 2015 cost of sales eroded 230 basis points. The erosions in both Q2 2015 and year-to-date 2015 were primarily driven by disruption and inefficiencies associated with the manufacturing footprint changes. These costs totaled approximately $9 and $12 in Q2 2015 and year-to-date 2015, respectively.
Operating expenses decreased by $0.5 in Q2 2015 compared to the same period last year. As a percentage of sales, operating expenses were flat at 31.9% of sales. Year-to-date 2015 operating expenses increased by $1.4, driven by higher variable compensation.
Restructuring costs of $5.7 and $7.6 in Q2 2015 and year-to-date 2015 were primarily associated with the closure of a manufacturing facility in Durlangen, Germany. Restructuring costs of $3.3 and $6.5 in Q2 2014 and year-to-date 2014 were primarily associated with the reorganization of the sales, marketing and support functions in France.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Revenue	$75.3	100.0%	$66.5	100.0%	$144.5	100.0%	$128.1	100.0%
Cost of sales	50.1	66.5	44.9	67.5	97.0	67.1	84.6	66.1
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	25.2	33.5	21.6	32.5	47.5	32.9	43.5	33.9
Operating expenses	21.8	29.0	20.5	30.9	44.1	30.5	40.5	31.6
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$3.4	4.5%	$1.1	1.6%	$3.4	2.4%	$3.0	2.3%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	August 29, 2014		August 23, 2013		August 29, 2014		August 23, 2013
Operating income	$3.4	4.5%	$1.1	1.6%	$3.4	2.4%	$3.0	2.3%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$3.4	4.5%	$1.1	1.6%	$3.4	2.4%	$3.0	2.3%
The Other category reported operating income of $3.4 in Q2 2015 compared to operating income of $1.1 in Q2 2014. The increase was driven by higher operating income at PolyVision and Designtex and lower operating losses in Asia Pacific. Year-to-date 2015 adjusted operating income increased $0.4 compared to year-to-date 2014. Higher operating income at PolyVision was offset by higher operating losses in Asia Pacific.

Q2 2015 revenue increased by $8.8 or 13.2%. Excluding currency translation effects, the organic revenue growth was $8.7 or 13% for Q2 2015. Year-to-date 2015 revenue increased $16.4 or 12.8% compared to the prior year. Excluding currency translation effects, the organic revenue growth was $17.1 or 13%. PolyVision, Designtex and Asia Pacific all contributed to the growth in Q2 2015 and year-to-date 2015.
Cost of sales as a percent of revenue was 66.5% in Q2 2015 compared to 67.5% in Q2 2014, a 100 basis point improvement. The improvement in Q2 2015 was largely driven by better absorption of fixed costs associated with the revenue growth. Year-to-date 2015 cost of sales eroded by 100 basis points. The erosion was primarily driven by higher cost of sales in Asia Pacific due to competitive pricing pressures and higher overhead costs, partially offset by better absorption of fixed costs associated with the revenue growth across the entire category.
Q2 2015 operating expenses increased by $1.3 compared to Q2 2014 and year-to-date 2015 operating expenses increased by $3.6. The increases were primarily driven by sales and marketing investments at Designtex. Operating expenses as a percentage of sales decreased in both Q2 2015 and year-to-date 2015.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 29, 2014	August 23, 2013	August 29, 2014	August 23, 2013
Operating expenses	$9.0	$12.3	$18.1	$22.2

Operating expenses in Q2 2015 and year-to-date 2015 decreased by $3.3 and $4.1, respectively, driven by lower environmental remediation costs, higher earnings associated with company-owned life insurance and lower earnings associated with deferred compensation.
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

Liquidity Sources	August 29, 2014	February 28, 2014
Cash and cash equivalents	$155.7	$201.8
Short-term investments	74.1	119.5
Company-owned life insurance	156.8	154.3
Availability under credit facilities	162.9	163.6
Total liquidity	$549.5	$639.2
As of August 29, 2014, we held a total of $229.8 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $155.7 in cash and cash equivalents, approximately 62% was located in the U.S. and the remaining 38% was located outside of the U.S., primarily in Mexico, France, China, Hong Kong and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 29, 2014 and August 23, 2013:

	Six Months Ended
Cash Flow Data	August 29, 2014	August 23, 2013
Net cash provided by (used in):
Operating activities	$(16.2)	$17.1
Investing activities	32.3	20.4
Financing activities	(61.9)	(59.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.9)
Net decrease in cash and cash equivalents	(46.1)	(22.6)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$155.7	$127.8
Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 29, 2014	August 23, 2013
Net income	$51.5	$40.8
Depreciation and amortization	29.3	28.9
Deferred income taxes	18.1	0.1
Restructuring costs (benefits)	(3.3)	7.7
Non-cash stock compensation	12.6	12.5
Equity in income of unconsolidated affiliates	(7.4)	(4.5)
Dividends received from unconsolidated affiliates	5.4	3.2
Other	(3.7)	0.2
Changes in accounts receivable, net, inventories and accounts payable	(43.5)	(32.8)
Changes in employee compensation liabilities	(54.5)	(31.3)
Changes in other operating assets and liabilities	(20.7)	(7.7)
Net cash provided by (used in) operating activities	$(16.2)	$17.1
The increase in cash used in operating activities in year-to-date 2015 compared to year-to-date 2014 was primarily due to higher payments of variable compensation and higher use of working capital.
Cash provided by investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 29, 2014	August 23, 2013
Capital expenditures	$(44.3)	$(36.4)
Proceeds from disposal of fixed assets	19.1	1.6
Purchases of short-term investments	(58.6)	(17.8)
Liquidations of short-term investments	105.1	74.5
Other	11.0	(1.5)
Net cash provided by investing activities	$32.3	$20.4
Capital expenditures in year-to-date 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development. Cash provided by investing activities included the receipt of proceeds related to the sale of a former manufacturing facility and the repayment of a note receivable from a dealer in the Americas segment.

Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 29, 2014	August 23, 2013
Dividends paid	(26.6)	(25.1)
Common stock repurchases	(34.3)	(31.8)
Other	(1.0)	(2.3)
Net cash used in financing activities	$(61.9)	$(59.2)
We paid dividends of $0.105 per common share during Q2 2015 and Q1 2015 and $0.10 per share during Q2 2014 and Q1 2014.
In Q2 2015, we made common stock repurchases of 1,849,244 shares, all of which related to our Class A Common Stock. As of the end of Q2 2015, we had $61.6 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q2 2015, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2015, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 29, 2014 were:

Liquidity Facilities	August 29, 2014
Global committed bank facility	$125.0
Various uncommitted lines	37.9
Total credit lines available	162.9
Less: Borrowings outstanding	—
Available capacity	$162.9
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of August 29, 2014, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of August 29, 2014. In addition, we have a revolving letter of credit agreement for $13.5 of which $9.4 was utilized primarily related to our self-insured workers’ compensation programs as of August 29, 2014. There were no draws on our standby letters of credit during Q2 2015.
Total consolidated debt as of August 29, 2014 was $285.8. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of August 29, 2014 of $34.7. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
We currently expect capital expenditures to approximate $90 to $100 in 2015 compared to $87 in 2014. This amount includes the establishment of a new manufacturing location in the Czech Republic, global upgrades to various manufacturing technologies, investments in e-business platforms and investments in product development and showrooms.
On September 25, 2014, we announced a quarterly dividend on our common stock of $0.105 per share, or $13.0, to be paid in Q3 2015. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q2 2015, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 29, 2014 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2014. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2015, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2015, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q2 2015, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 29, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 29, 2014, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
05/31/2014 - 07/04/2014	429,725	$15.38	428,900	$83.4
07/05/2014 - 08/01/2014	904,177	$15.41	903,200	$69.5
08/02/2014 - 08/29/2014	515,342	$15.23	514,800	$61.6
Total	1,849,244	(2)	1,846,900
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	2,344 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 26, 2014

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