Form 10-Q
period 2014-11-28
STEELCASE INC
filed 2014-12-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 18, 2014, Steelcase Inc. had 88,967,074 shares of Class A Common Stock and 32,500,413 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Revenue	$800.0	$784.8	$2,309.8	$2,209.5
Cost of sales	549.0	541.1	1,589.6	1,511.7
Restructuring costs	36.1	0.9	31.8	1.0
Gross profit	214.9	242.8	688.4	696.8
Operating expenses	194.9	189.8	578.2	563.8
Goodwill and intangible asset impairment charges	—	12.9	—	12.9
Restructuring costs	1.3	0.8	2.3	8.4
Operating income	18.7	39.3	107.9	111.7
Interest expense	(4.5)	(4.4)	(13.3)	(13.3)
Investment income (expense)	0.3	0.6	1.2	(0.6)
Other income, net	2.3	3.0	9.0	4.8
Income before income tax expense	16.8	38.5	104.8	102.6
Income tax expense	5.0	15.5	41.5	38.8
Net income	$11.8	$23.0	$63.3	$63.8
Earnings per share:
Basic	$0.09	$0.18	$0.51	$0.51
Diluted	$0.09	$0.18	$0.50	$0.50
Dividends declared and paid per common share	$0.105	$0.10	$0.315	$0.30

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Net income	$11.8	$23.0	$63.3	$63.8
Other comprehensive income (loss), net:
Unrealized gain on investments	—	—	—	0.2
Pension and other post-retirement liability adjustments	(3.0)	(1.4)	(5.6)	(3.8)
Derivative adjustments	0.1	—	0.1	—
Foreign currency translation adjustments	(7.5)	2.9	(9.1)	2.1
Total other comprehensive income (loss), net	(10.4)	1.5	(14.6)	(1.5)
Comprehensive income	$1.4	$24.5	48.7	62.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 28, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$128.8	$201.8
Short-term investments	87.4	119.5
Accounts receivable, net of allowances of $13.2 and $13.0	355.0	306.8
Inventories	189.6	151.5
Deferred income taxes	45.7	56.0
Prepaid expenses	21.8	19.3
Other current assets	39.2	35.0
Total current assets	867.5	889.9
Property, plant and equipment, net of accumulated depreciation of $1,075.9 and $1,140.8	388.7	377.0
Company-owned life insurance ("COLI")	158.4	154.3
Deferred income taxes	103.5	85.1
Goodwill	108.0	108.1
Other intangible assets, net of accumulated amortization of $43.0 and $41.8	15.2	16.6
Investments in unconsolidated affiliates	56.3	53.0
Other assets	38.2	42.7
Total assets	$1,735.8	$1,726.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242.0	$212.5
Short-term borrowings and current maturities of long-term debt	2.5	2.6
Accrued expenses:
Employee compensation	126.9	152.8
Employee benefit plan obligations	27.9	26.1
Customer deposits	29.2	16.0
Product warranties	18.6	17.5
Other	123.8	110.7
Total current liabilities	570.9	538.2
Long-term liabilities:
Long-term debt less current maturities	282.5	284.4
Employee benefit plan obligations	149.3	151.1
Other long-term liabilities	65.9	75.9
Total long-term liabilities	497.7	511.4
Total liabilities	1,068.6	1,049.6
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	2.7	—
Accumulated other comprehensive income (loss)	(13.8)	0.8
Retained earnings	678.3	676.3
Total shareholders’ equity	667.2	677.1
Total liabilities and shareholders’ equity	$1,735.8	$1,726.7
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 28, 2014	November 22, 2013
OPERATING ACTIVITIES
Net income	$63.3	$63.8
Depreciation and amortization	44.2	43.8
Goodwill and intangible asset impairment charges	—	12.9
Deferred income taxes	(8.4)	(2.7)
Non-cash restructuring costs	5.1	9.4
Non-cash stock compensation	15.5	14.7
Equity in income of unconsolidated affiliates	(11.6)	(7.6)
Dividends received from unconsolidated affiliates	8.0	4.0
Other	(5.7)	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	(59.6)	(70.8)
Inventories	(45.2)	(23.1)
Other assets	(16.3)	(12.6)
Accounts payable	34.1	36.5
Employee compensation liabilities	(38.2)	(3.7)
Employee benefit obligations	(3.0)	(6.3)
Accrued expenses and other liabilities	25.3	40.1
Net cash provided by operating activities	7.5	97.0
INVESTING ACTIVITIES
Capital expenditures	(69.0)	(51.9)
Proceeds from disposal of fixed assets	19.4	2.1
Purchases of short-term investments	(78.4)	(128.0)
Liquidations of short-term investments	117.1	80.4
Liquidations of COLI investments	—	74.5
Other	8.4	(2.0)
Net cash used in investing activities	(2.5)	(24.9)
FINANCING ACTIVITIES
Dividends paid	(39.6)	(37.6)
Common stock repurchases	(35.3)	(32.8)
Excess tax benefit from vesting of stock awards	0.8	(0.8)
Repayments of long-term debt	(1.8)	(1.7)
Repayments of lines of credit	(0.1)	(0.2)
Net cash used in financing activities	(76.0)	(73.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.3)
Net decrease in cash and cash equivalents	(73.0)	(1.3)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$128.8	$149.1

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Net income	$11.8	$23.0	$63.3	$63.8
Adjustment for earnings attributable to participating securities	(0.2)	(0.4)	(1.2)	(1.0)
Net income used in calculating earnings per share	$11.6	$22.6	$62.1	$62.8
Weighted-average common shares outstanding including participating securities (in millions)	123.8	125.9	124.6	126.1
Adjustment for participating securities (in millions)	(2.4)	(2.0)	(2.3)	(1.9)
Shares used in calculating basic earnings per share (in millions)	121.4	123.9	122.3	124.2
Effect of dilutive stock-based compensation (in millions)	1.5	1.8	1.5	1.7
Shares used in calculating diluted earnings per share (in millions)	122.9	125.7	123.8	125.9
Earnings per share:
Basic	$0.09	$0.18	$0.51	$0.51
Diluted	$0.09	$0.18	$0.50	$0.50
Total common shares outstanding at period end (in millions)	121.5	124.0	121.5	124.0

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	—	—	—	—

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 28, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of August 29, 2014	$0.8	$17.0	$(0.1)	$(21.1)	$(3.4)
Other comprehensive loss before reclassifications	—	(1.4)	—	(7.5)	(8.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.6)	0.1	—	(1.5)
Net current period other comprehensive income (loss)	—	(3.0)	0.1	(7.5)	(10.4)
Balance as of November 28, 2014	$0.8	$14.0	$—	$(28.6)	$(13.8)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 28, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8
Other comprehensive loss before reclassifications	—	(1.4)	—	(9.1)	(10.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	0.1	—	(4.1)
Net current period other comprehensive income income (loss)	—	(5.6)	0.1	(9.1)	(14.6)
Balance as of November 28, 2014	$0.8	$14.0	$—	$(28.6)	$(13.8)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended November 28, 2014 and November 22, 2013:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Unrealized gains on investments	$—	$—	$—	$(0.1)	Other income, net
	—	—	—	—	Income tax expense
	—	—	—	(0.1)	Net income

Unrealized gains on derivatives	$0.1	$—	$0.1	$—	Other income, net
	—	—	—	—	Income tax expense
	0.1	—	0.1	—	Net income

Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.1)	—	(0.1)	0.2	Cost of sales
Actuarial losses (gains)	—	0.2	0.2	0.7	Operating expenses
Prior service cost (credit)	(1.1)	(1.1)	(3.2)	(3.3)	Cost of sales
Prior service cost (credit)	(1.1)	(1.3)	(3.5)	(3.7)	Operating expenses
	0.7	0.8	2.4	2.3	Income tax expense
	(1.6)	(1.4)	(4.2)	(3.8)	Net income
Total reclassifications	$(1.5)	$(1.4)	$(4.1)	$(3.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $285.0 and $287.0 as of November 28, 2014 and February 28, 2014, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $326 and $327 as of November 28, 2014 and February 28, 2014, respectively.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 28, 2014 and February 28, 2014 are summarized below:

	November 28, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$128.8	$—	$—	$128.8
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	46.2	—	46.2
U.S. agency debt securities	—	22.4	—	22.4
Asset backed securities	—	10.1	—	10.1
U.S. government debt securities	3.8	—	—	3.8
Municipal debt securities	—	3.1	—	3.1
Other investments	—	1.8	—	1.8
Foreign exchange forward contracts	—	11.3	—	11.3
Canadian asset-backed commercial paper restructuring notes	—	3.8	—	3.8
Auction rate securities	$—	$—	$9.6	$9.6
	$135.1	$98.7	$9.6	$243.4
Liabilities
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

	February 28, 2014
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.8	$—	$—	$201.8
Restricted cash	9.0	—	—	9.0
Managed investment portfolio and other investments
Corporate debt securities	—	48.0	—	48.0
U.S. agency debt securities	—	48.9	—	48.9
Asset backed securities	—	5.6	—	5.6
U.S. government debt securities	7.8	—	—	7.8
Municipal debt securities	—	3.4	—	3.4
Other investments	—	5.8	—	5.8
Foreign exchange forward contracts	—	0.3	—	0.3
Canadian asset-backed commercial paper restructuring notes	—	3.7	—	3.7
Auction rate securities	—	—	9.6	9.6
	$218.6	$115.7	$9.6	$343.9
Liabilities
Foreign exchange forward contracts	$—	$(3.2)	$—	$(3.2)
	$—	$(3.2)	$—	$(3.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 28, 2014:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2014	$9.6
Unrealized gain on investments	—
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of November 28, 2014	$9.6

6.	INVENTORIES

Inventories	November 28, 2014	February 28, 2014
Raw materials and work-in-process	$100.2	$85.3
Finished goods	111.0	87.7
	211.2	173.0
Revaluation to LIFO	21.6	21.5
	$189.6	$151.5
The portion of inventories determined by the LIFO method was $83.5 as of November 28, 2014 and $70.8 as of February 28, 2014.

7.	SHARE-BASED COMPENSATION
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 28, 2014 and November 22, 2013 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Expense	$0.7	$0.3	$4.2	$5.7
Tax benefit	0.2	0.1	1.5	2.2
As of November 28, 2014, there was $5.5 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
The PSU activity for the nine months ended November 28, 2014 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	1,833,288	$14.04
Granted	611,024	19.97
Nonvested as of November 28, 2014	2,444,312	$14.65
Restricted Stock Units
During the nine months ended November 28, 2014, we awarded 836,153 restricted stock units ("RSUs"), of which 130,181 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards are subject to forfeiture if a participant leaves our company for reasons other than retirement, disability, death or termination by us without cause prior to the vesting date. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 28, 2014 and November 22, 2013 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Expense	$2.1	$1.8	$10.8	$8.6
Tax benefit	0.8	(0.4)	3.9	1.8

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 28, 2014, there was $11.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
The RSU activity for the nine months ended November 28, 2014 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	2,001,758	$11.71
Granted	836,153	16.68
Vested	(451,489)	11.99
Forfeited	(49,213)	13.36
Nonvested as of November 28, 2014	2,337,209	$14.07

8.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and nine months ended November 28, 2014 and November 22, 2013 and total assets as of November 28, 2014 and February 28, 2014 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Revenue
Americas	$555.3	$558.5	$1,641.9	$1,596.0
EMEA	171.5	158.0	450.2	417.1
Other	73.2	68.3	217.7	196.4
	$800.0	$784.8	$2,309.8	$2,209.5
Operating income (loss)
Americas	$66.8	$66.6	$200.1	$183.6
EMEA	(41.0)	(3.7)	(70.4)	(29.1)
Other	1.2	(13.6)	4.6	(10.6)
Corporate	(8.3)	(10.0)	(26.4)	(32.2)
	$18.7	$39.3	$107.9	$111.7

Reportable Segment Balance Sheet Data	November 28, 2014	February 28, 2014
Total assets
Americas	$945.6	$901.4
EMEA	330.3	288.6
Other	171.6	159.9
Corporate	288.3	376.8
	$1,735.8	$1,726.7

9.	RESTRUCTURING ACTIVITIES
In Q2 2015, we announced additional restructuring actions in EMEA intended to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions relate to the exit of a manufacturing facility in Wisches, France and the transfer of its activities to other existing facilities in the EMEA region. As a result of these actions, we expect to incur approximately $39 of net cash restructuring costs in connection with this project. In Q3 2015, we transferred the assets and activities of the facility to a third party, and incurred restructuring costs related to the transfer, including $27.3 for a facilitation payment to the third party. We incurred $29.6 and $31.0 of business exit and other costs (including the facilitation payment) in the EMEA segment in connection with these actions during the three and nine months ended November 28, 2014, respectively.
In Q1 2015, we announced restructuring actions to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $0.4 and $1.1 of employee termination costs in the Americas segment in connection with these actions during the three and nine months ended November 28, 2014, respectively. We incurred $0.3 and $0.4 of business exit and other costs in the Americas segment in connection with these actions during the three and nine months ended November 28, 2014, respectively.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA intended to safeguard our global competitiveness through changes in our EMEA manufacturing footprint. These actions consist of the closure of a manufacturing facility in Durlangen, Germany and the establishment of a new manufacturing location in Stribro, Czech Republic. In Q1 2015, we completed negotiations with the works councils related to these actions. In

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with this project, we expect to incur approximately $26 of cash restructuring costs, with approximately $19 related to employee termination costs and approximately $7 related to business exit and other related costs. We incurred $5.8 and $10.1 of employee termination costs in the EMEA segment in connection with these actions during the three and nine months ended November 28, 2014, respectively. We incurred $0.5 and $1.1 of business exit and other related costs in the EMEA segment in connection with these actions during the three and nine months ended November 28, 2014, respectively. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. We incurred $1.3 and $2.1 of employee termination costs in the EMEA segment in connection with these actions during the three and nine months ended November 28, 2014, respectively. During 2014, we incurred $6.3 related to employee termination costs and $0.9 of business exit and other related costs in the EMEA segment in connection with these actions. These restructuring actions are substantially complete.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Nine Months Ended
Restructuring Costs (Benefits)	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Cost of sales
Americas	$0.1	$(0.1)	$(10.8)	$—
EMEA	36.0	1.0	42.6	1.0
Other	—	—	—	—
	36.1	0.9	31.8	1.0
Operating expenses
Americas	—	0.1	—	1.2
EMEA	1.3	0.5	2.3	7.0
Other	—	0.2	—	0.2
	1.3	0.8	2.3	8.4
Total	$37.4	$1.7	$34.1	$9.4
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 28, 2014:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	13.4	32.4	45.8
Payments	(6.2)	(32.0)	(38.2)
Adjustments	(0.4)	(0.6)	(1.0)
Reserve balance as of November 28, 2014	$14.5	$1.8	$16.3
The employee termination costs reserve balance as of November 28, 2014 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Financial Summary
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Revenue	$800.0	100.0%	$784.8	100.0%	$2,309.8	100.0%	$2,209.5	100.0%
Cost of sales	549.0	68.6	541.1	69.0	1,589.6	68.8	1,511.7	68.5
Restructuring costs	36.1	4.5	0.9	0.1	31.8	1.4	1.0	—
Gross profit	214.9	26.9	242.8	30.9	688.4	29.8	696.8	31.5
Operating expenses	194.9	24.4	189.8	24.2	578.2	25.0	563.8	25.5
Goodwill and intangible asset impairment charges	—	—	12.9	1.6	—	—	12.9	0.6
Restructuring costs	1.3	0.2	0.8	0.1	2.3	0.1	8.4	0.4
Operating income	18.7	2.3	39.3	5.0	107.9	4.7	111.7	5.0
Interest expense	(4.5)	(0.5)	(4.4)	(0.6)	(13.3)	(0.6)	(13.3)	(0.6)
Investment income (expense)	0.3	—	0.6	0.1	1.2	—	(0.6)	—
Other income, net	2.3	0.3	3.0	0.4	9.0	0.4	4.8	0.2
Income before income tax expense	16.8	2.1	38.5	4.9	104.8	4.5	102.6	4.6
Income tax expense	5.0	0.6	15.5	2.0	41.5	1.8	38.8	1.7
Net income	$11.8	1.5%	$23.0	2.9%	$63.3	2.7%	$63.8	2.9%
Earnings per share:
Basic	$0.09		$0.18		$0.51		$0.51
Diluted	$0.09		$0.18		$0.50		$0.50

Q3 2015 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q3 2014 revenue	$558.5	$158.0	$68.3	$784.8
Currency translation effects*	(2.4)	(7.6)	(0.3)	(10.3)
Q3 2014 revenue, adjusted	556.1	150.4	68.0	774.5
Q3 2015 revenue, reported	555.3	171.5	73.2	800.0
Organic growth (decline) $	$(0.8)	$21.1	$5.2	$25.5
Organic growth (decline) %	—%	14%	8%	3%

* Currency translation effects represent the estimated net effect of translating Q3 2014 foreign currency revenues using the average exchange rates during Q3 2015.

Year-to-Date 2015 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2014 revenue	$1,596.0	$417.1	$196.4	$2,209.5
Currency translation effects*	(6.7)	4.8	(1.0)	(2.9)
Year-to-date 2014 revenue, adjusted	1,589.3	421.9	195.4	2,206.6
Year-to-date 2015 revenue	1,641.9	450.2	217.7	2,309.8
Organic growth $	$52.6	$28.3	$22.3	$103.2
Organic growth %	3%	7%	11%	5%

* Currency translation effects represent the estimated net effect of translating year-to-date 2014 foreign currency revenues using the average exchange rates during year-to-date 2015.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Operating income	$18.7	2.3%	$39.3	5.0%	$107.9	4.7%	$111.7	5.0%
Add: restructuring costs	37.4	4.7	1.7	0.2	34.1	1.5	9.4	0.4
Add: goodwill and intangible asset impairment charges	—	—	12.9	1.6	—	—	12.9	0.6
Adjusted operating income	$56.1	7.0%	$53.9	6.8%	$142.0	6.2%	$134.0	6.0%
Overview
In Q3 2015, we experienced 3% organic revenue growth over the prior year and posted an adjusted operating income margin of 7.0%.  Operating performance in the Americas segment remained strong, and the EMEA segment continued to make progress towards profitability.  We continue to experience a high level of project business globally, which produces volatility in order patterns and the timing of shipments.  Orders in the Americas grew 3% during the quarter, but the Americas posted a slight organic revenue decline, due primarily to an increase in customer requests for extended delivery dates.  Orders in EMEA grew 1% during the quarter, but EMEA posted organic revenue growth of 14% for the quarter, due to a strong order backlog at the end of the prior quarter.  We continue to expect modest growth over the near future for our industry in the Americas as companies continue to modernize their work environments, but the outlook for our industry in EMEA remains variable by market and less optimistic.
We made significant progress on the changes in our EMEA manufacturing footprint during Q3 2015.  We began production at a new facility in the Czech Republic and transferred the activities of our facility in Wisches, France to a third party.  The benefits from these activities are expected to be realized over time beginning next fiscal year through their estimated completion in Q3 2016.
Q3 2015 Compared to Q3 2014
We recorded net income of $11.8 in Q3 2015 and $23.0 in Q3 2014. The decrease was driven by higher restructuring costs, which were partially offset by goodwill and intangible asset impairment charges of $12.9 in the prior year, a modest increase in adjusted operating income and a lower effective tax rate.
Revenue was $800.0 in Q3 2015 compared to $784.8 in Q3 2014. Organic revenue growth was 3% after adjusting for currency translation effects. Revenue in the Americas reflected an organic decline of less than 1%; however Q3 2015 orders in the Americas grew 3% compared to the prior year resulting in a higher backlog at the end of the quarter. EMEA posted organic revenue growth of 14% primarily related to strong project business in France, although most other markets also grew organically compared to the prior year. Q3 2015 orders in EMEA increased by approximately 1% (in constant currency) compared to the prior year. The Other category posted organic revenue growth of 8%, with Asia Pacific, PolyVision and Designtex all contributing to the growth.
Operating income was $18.7 in Q3 2015 compared to $39.3 in the prior year. Q3 2015 adjusted operating income increased by $2.2 to $56.1 compared to Q3 2014 adjusted operating income of $53.9. Operating leverage from the revenue growth in EMEA and the Other category and benefits of improved pricing and favorable business mix in the Americas were partially offset by approximately $9 of disruption and inefficiencies associated with the manufacturing footprint changes in EMEA.
Cost of sales was 68.6% of revenue in Q3 2015, a 40 basis point improvement compared to Q3 2014. The improvement was driven by improved pricing, net of inflation, continued cost reduction efforts and a favorable shift in business mix in the Americas, which were largely offset by disruption and inefficiencies associated with the manufacturing footprint changes in EMEA. These costs include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses in Q3 2015 of $194.9 increased by $5.1 compared to Q3 2014. The increase was driven by higher operating expenses in the Americas, which included a biennial sales and dealer conference, an increase in the allowance for doubtful accounts and increased spending on sales and other initiatives, partially offset by favorable foreign currency translation effects of $2.7.
We recorded restructuring costs of $37.4 in Q3 2015 primarily related to the manufacturing footprint changes in EMEA, including the transfer of a manufacturing facility in Wisches, France to a third party. The transfer included a $27.3 million payment which was recorded in restructuring costs. In Q3 2014, we recorded restructuring costs of $1.7 associated with actions in EMEA to reorganize the sales, marketing and support functions in France.
Our Q3 2015 effective tax rate was 29.8% compared to the Q3 2014 effective tax rate of 40.3%.  The Q3 2015 rate was below the U.S. federal statutory tax rate of 35% primarily due to discrete tax credits in the Czech Republic associated with the manufacturing footprint changes in EMEA partially offset by discrete tax charges and losses in EMEA, which resulted in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded.  The Q3 2014 rate was above the U.S. federal statutory tax rate primarily driven by losses in EMEA, which resulted in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded. Income tax expense in Q3 2014 also reflected the non-deductible nature of the goodwill and intangible asset impairment charges and included other net discrete tax benefits.
Year-to-Date 2015 Compared to Year-to-Date 2014
We recorded year-to-date 2015 net income of $63.3 compared to year-to-date 2014 net income of $63.8. Higher adjusted operating income and increased other income, net, and goodwill and intangible asset impairment charges of $12.9 in the prior year were offset by higher restructuring costs.
Year-to-date 2015 revenue increased $100.3 or 4.5% compared to year-to-date 2014. After adjusting for currency translation effects, organic revenue growth was $103.2 or 5%. We realized organic revenue growth of 3% in the Americas, 7% in EMEA and 11% in the Other category.
Year-to-date 2015 operating income of $107.9 compares to operating income of $111.7 in the prior year. Year-to-date 2015 adjusted operating income improved to $142.0 from $134.0 in the prior year. Operating leverage from the revenue growth across our segments and improved pricing in the Americas were partially offset by higher costs of sales, which was driven by disruption and inefficiencies associated with the manufacturing footprint changes in EMEA.
Year-to-date 2015 cost of sales was 68.8%, a 30 basis point increase compared to year-to-date 2014. The increase was driven primarily by disruption and inefficiencies in EMEA of approximately $21 and higher overhead, warranty and freight and distribution costs earlier in the year in the Americas, but this increase was largely offset by operating leverage from the revenue growth across our segments and improved pricing and benefits of on-going cost reduction efforts in the Americas.

Year-to-date 2015 operating expenses of $578.2 increased $14.4 compared to the same period last year but decreased as a percentage of sales. The increase was largely driven by higher variable compensation and higher operating expenses in the Americas, which included a biennial sales and dealer conference, an increase in the allowance for doubtful accounts and increased spending on sales and other initiatives.
We recorded year-to-date 2015 restructuring costs of $34.1 compared to $9.4 in year-to-date 2014. The year-to-date 2015 amount included charges related to the transfer of the assets and activities of the Wisches, France manufacturing facility to a third party and costs related to the planned closure of a manufacturing facility in Durlangen, Germany, partially offset by a gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions. The year-to-date 2014 amount included $8.0 associated with actions in EMEA to reorganize the sales, marketing and support functions in France.
Our year-to-date 2015 effective tax rate was approximately 39.6% compared to a year-to-date 2014 effective tax rate of 37.8%. The year-to-date effective tax rate was above the U.S. federal statutory tax rate of 35% in both 2015 and 2014. In 2015, the higher rate was driven by losses in EMEA, which resulted in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded, partially offset by net discrete tax benefits primarily related to tax credits in the Czech Republic associated with the manufacturing footprint changes in EMEA. In 2014, the higher rate was also driven by losses in EMEA, as well as the non-deductible nature of the goodwill and intangible asset impairment charges, partially offset by net discrete tax benefits.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Investment Income (Expense) and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income (Expense) and Other Income, Net	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Interest expense	$(4.5)	$(4.4)	$(13.3)	$(13.3)
Investment income (expense)	0.3	0.6	1.2	(0.6)
Other income, net:
Equity in income of unconsolidated ventures	4.2	3.1	11.6	7.6
Miscellaneous, net	(1.9)	(0.1)	(2.6)	(2.8)
Total other income, net	2.3	3.0	9.0	4.8
Total interest expense, investment income (expense) and other income, net	$(1.9)	$(0.8)	$(3.1)	$(9.1)
Other income, net decreased in Q3 2015 primarily due to higher foreign currency losses, partially offset by higher equity in income of unconsolidated ventures.
Investment income in year-to-date 2015 compared to investment losses in year-to-date 2014, which included losses on variable life company-owned life insurance ("COLI"). Other income, net increased in year-to-date 2015 primarily due to higher equity in income of unconsolidated ventures.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Revenue	$555.3	100.0%	$558.5	100.0%	$1,641.9	100.0%	$1,596.0	100.0%
Cost of sales	364.5	65.7	375.8	67.3	1,091.1	66.5	1,065.9	66.8
Restructuring costs (benefits)	0.1	—	(0.1)	—	(10.8)	(0.7)	—	—
Gross profit	190.7	34.3	182.8	32.7	561.6	34.2	530.1	33.2
Operating expenses	123.9	22.3	116.1	20.8	361.5	22.0	345.3	21.6
Goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Restructuring costs	—	—	0.1	—	—	—	1.2	0.1
Operating income	$66.8	12.0%	$66.6	11.9%	$200.1	12.2%	$183.6	11.5%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Operating income	$66.8	12.0%	$66.6	11.9%	$200.1	12.2%	$183.6	11.5%
Add: restructuring costs (benefits)	0.1	—	—	—	(10.8)	(0.7)	1.2	0.1
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Adjusted operating income	$66.9	12.0%	$66.6	11.9%	$189.3	11.5%	$184.8	11.6%
Operating income in the Americas of $66.8 in Q3 2015 increased modestly compared to Q3 2014 operating income of $66.6. Adjusted operating income of $66.9 in Q3 2015 improved by $0.3 compared to Q3 2014. Benefits associated with lower cost of sales were largely offset by higher operating expenses. The $4.5 improvement in year-to-date 2015 adjusted operating income was primarily due to benefits associated with the organic revenue growth, improved pricing, net of inflation, and lower cost of sales due to continued cost reduction efforts, partially offset by higher operating expenses.
The Americas revenue represented 69.4% of consolidated revenue in Q3 2015. Revenue for Q3 2015 was $555.3 compared to $558.5 in Q3 2014. After adjusting for $2.4 of unfavorable currency translation effects, organic revenue declined by less than 1% compared to the prior year. Revenue in Q3 2015 is categorized as follows:

•	Product categories — Four out of seven categories grew in Q3 2015, led by Coalesse, Architectural Solutions and Turnstone.

•
Vertical markets — Information Technology, Technical and Professional and State and Local Government posted strong growth, while Federal Government, Insurance Services, Healthcare, Education, Manufacturing and Energy declined year-over-year.

•	Geographic regions — The West Business Group posted strong growth while the South and East Business Groups declined.

•	Contract type — Project business had strong growth, while continuing business and marketing programs declined year-over-year.
Year-to-date 2015 organic revenue growth was $52.6 or 3% compared to the prior year.
Cost of sales decreased 160 basis point to 65.7% of revenue in Q3 2015 compared to 67.3% of revenue in Q3 2014. The year-over-year improvement was driven by improved pricing, net of inflation, continued cost reduction efforts and a favorable shift in business mix. Year-to-date 2015 cost of sales was driven by the same factors in the quarter, but higher overhead, warranty and freight and distribution costs earlier in the year reduced the year-to-date improvement to 30 basis points.
Operating expenses in Q3 2015 increased $7.8 to $123.9 and increased 150 basis points as a percentage of sales. The increase was primarily due to a biennial sales and dealer conference, an increase in the allowance for doubtful accounts and increased spending on sales and other growth initiatives. Year-to-date 2015 operating expenses increased by $16.2 compared to year-to-date 2014. The increase was driven by the same factors as our Q3 2015 results as well as higher variable compensation.
Year-to-date 2015 net restructuring benefits of $10.8 included a $12.0 gain related to the sale of an idle manufacturing facility that was closed as part of previously announced restructuring actions, offset by initial costs associated with the planned closure of a manufacturing facility in High Point, North Carolina. Restructuring costs of $1.2 in year-to-date 2014 primarily related to costs associated with the integration of PolyVision's global technology business into Steelcase Education.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Revenue	$171.5	100.0%	$158.0	100.0%	$450.2	100.0%	$417.1	100.0%
Cost of sales	134.5	78.4	118.6	75.1	351.5	78.1	314.5	75.4
Restructuring costs	36.0	21.0	1.0	0.6	42.6	9.4	1.0	0.2
Gross profit	1.0	0.6	38.4	24.3	56.1	12.5	101.6	24.4
Operating expenses	40.7	23.7	41.6	26.3	124.2	27.6	123.7	29.7
Goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Restructuring costs	1.3	0.8	0.5	0.3	2.3	0.5	7.0	1.7
Operating loss	$(41.0)	(23.9)%	$(3.7)	(2.3)%	$(70.4)	(15.6)%	$(29.1)	(7.0)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Nine Months Ended
	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Operating loss	$(41.0)	(23.9)%	$(3.7)	(2.3)%	$(70.4)	(15.6)%	$(29.1)	(7.0)%
Add: restructuring costs	37.3	21.8	1.5	0.9	44.9	9.9	8.0	1.9
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—	—	—
Adjusted operating loss	$(3.7)	(2.1)%	$(2.2)	(1.4)%	$(25.5)	(5.7)%	$(21.1)	(5.1)%
EMEA reported an operating loss of $41.0 in Q3 2015 compared to an operating loss of $3.7 in Q3 2014. The Q3 2015 results include restructuring charges of $29.6 related to the transfer of our Wisches, France manufacturing facility to a third party. The adjusted operating loss of $3.7 in Q3 2015 compared to an adjusted operating loss of $2.2 in the same period of the prior year. The higher adjusted operating loss was primarily driven by disruption and inefficiencies associated with the manufacturing footprint changes, partially offset by organic revenue growth. The year-to-date 2015 adjusted operating loss of $25.5 compared to the year-to-date 2014 adjusted operating loss of $21.1. The decline was driven by the same factors impacting our Q3 2015 results.
EMEA revenue represented 21.4% of consolidated revenue in Q3 2015. Revenue for Q3 2015 was $171.5 compared to $158.0 in Q3 2014. After adjusting for $7.6 of unfavorable currency translation effects, the organic revenue growth was $21.1 or 14%. The Middle East, Africa, France and Iberia posted organic revenue growth while Benelux and the export markets of the central, eastern and southern parts of Europe (as a group) declined. In year-to-date 2015, EMEA experienced organic revenue growth of $28.3 or 7%. Organic revenue growth in Iberia, France, Benelux, UK and Africa was partially offset by declines in the Middle East, the export markets of the central, eastern and southern parts of Europe (as a group) and Germany.
Cost of sales climbed to 78.4% of revenue in Q3 2015 from 75.1% of revenue in Q3 2014, a 330 basis point erosion. Year-to-date 2015 cost of sales eroded 270 basis points. The erosions in both Q3 2015 and year-to-date 2015 were primarily driven by disruption and inefficiencies associated with the manufacturing footprint changes, which totaled approximately $9 and $21 in Q3 2015 and year-to-date 2015, respectively, offset in part by operating leverage associated with the organic revenue growth.
Operating expenses decreased by $0.9 in Q3 2015 compared to the same period last year driven by favorable currency translation effects. As a percentage of sales, operating expenses decreased 260 basis points to 23.7% of sales. Year-to-date 2015 operating expenses increased by $0.5 driven by unfavorable currency translation effects.
Restructuring costs of $37.3 and $44.9 in Q3 2015 and year-to-date 2015 were primarily associated with the transfer of the assets and activities of the Wisches, France manufacturing facility to a third party, which included a $27.3 facilitation payment, and costs related to the planned closure of a manufacturing facility in Durlangen, Germany. Restructuring costs of $1.5 and $8.0 in Q3 2014 and year-to-date 2014 were primarily associated with the reorganization of the sales, marketing and support functions in France.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Revenue	$73.2	100.0%	$68.3	100.0%	$217.7	100.0%	$196.4	100.0%
Cost of sales	50.0	68.3	46.7	68.4	147.0	67.5	131.3	66.9
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	23.2	31.7	21.6	31.6	70.7	32.5	65.1	33.1
Operating expenses	22.0	30.1	22.1	32.3	66.1	30.4	62.6	31.8
Goodwill and intangible asset impairment charges	—	—	12.9	18.9	—	—	12.9	6.6
Restructuring costs	—	—	0.2	0.3	—	—	0.2	0.1
Operating income (loss)	$1.2	1.6%	$(13.6)	(19.9)%	$4.6	2.1%	$(10.6)	(5.4)%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	November 28, 2014		November 22, 2013		November 28, 2014		November 22, 2013
Operating income (loss)	$1.2	1.6%	$(13.6)	(19.9)%	$4.6	2.1%	$(10.6)	(5.4)%
Add: restructuring costs	—	—	0.2	0.3	—	—	0.2	0.1
Add: goodwill and intangible asset impairment charges	—	—	12.9	18.9	—	—	12.9	6.6
Adjusted operating income (loss)	$1.2	1.6%	$(0.5)	(0.7)%	$4.6	2.1%	$2.5	1.3%
The Other category reported operating income of $1.2 in Q3 2015 compared to an operating loss of $13.6 in Q3 2014. The Q3 2014 results included goodwill and intangible asset impairment charges of $12.9 related to Asia Pacific. Adjusted operating income of $1.2 in Q3 2015 compared to an adjusted operating loss of $0.5 in the same period of the prior year. The improvement was driven by higher operating income at Designtex and PolyVision and lower operating losses in Asia Pacific. Year-to-date 2015 adjusted operating income increased $2.1 compared to year-to-date 2014. Higher operating income at PolyVision and Designtex was partially offset by higher operating losses in Asia Pacific.
Q3 2015 revenue increased by $4.9 or 7.2%. Excluding currency translation effects, the organic revenue growth was $5.2 or 8%. Year-to-date 2015 revenue increased $21.3 or 10.8% compared to the prior year. Excluding currency translation effects, the organic revenue growth was $22.3 or 11%. PolyVision, Asia Pacific and Designtex all contributed to the growth in Q3 2015 and year-to-date 2015.
Cost of sales as a percent of revenue was 68.3% in Q3 2015 compared to 68.4% in Q3 2014, a 10 basis point improvement. Year-to-date 2015 cost of sales eroded by 60 basis points. The erosion was primarily driven by higher cost of sales in Asia Pacific due to business mix shifts, competitive pricing pressures and higher overhead costs, partially offset by better absorption of fixed costs associated with the revenue growth across the entire category.
Q3 2015 operating expenses decreased modestly compared to Q3 2014 and year-to-date 2015 operating expenses increased by $3.5. The increase was primarily driven by sales and marketing investments at Designtex. Operating expenses as a percentage of sales decreased in both Q3 2015 and year-to-date 2015.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 28, 2014	November 22, 2013	November 28, 2014	November 22, 2013
Operating expenses	$8.3	$10.0	$26.4	$32.2

The decrease in operating expenses in Q3 2015 was primarily due to higher income associated with company-owned life insurance and lower earnings associated with deferred compensation. The decrease in

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses in year-to-date 2015 was driven by higher income associated with company-owned life insurance, lower environmental remediation costs, and lower earnings associated with deferred compensation, partially offset by higher variable compensation.
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

Liquidity Sources	November 28, 2014	February 28, 2014
Cash and cash equivalents	$128.8	$201.8
Short-term investments	87.4	119.5
Company-owned life insurance	158.4	154.3
Availability under credit facilities	161.2	163.6
Total liquidity	$535.8	$639.2
As of November 28, 2014, we held a total of $216.2 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $128.8 in cash and cash equivalents, approximately 53% was located in the U.S. and the remaining 47% was located outside of the U.S., primarily in Mexico, France, Hong Kong, China and Canada. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term employee benefit obligations. However, COLI can be used as a source of liquidity if needed. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 28, 2014 and November 22, 2013:

	Nine Months Ended
Cash Flow Data	November 28, 2014	November 22, 2013
Net cash provided by (used in):
Operating activities	$7.5	$97.0
Investing activities	(2.5)	(24.9)
Financing activities	(76.0)	(73.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.3)
Net decrease in cash and cash equivalents	(73.0)	(1.3)
Cash and cash equivalents, beginning of period	201.8	150.4
Cash and cash equivalents, end of period	$128.8	$149.1

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 28, 2014	November 22, 2013
Net income	$63.3	$63.8
Depreciation and amortization	44.2	43.8
Goodwill and intangible asset impairment charges	—	12.9
Deferred income taxes	(8.4)	(2.7)
Non-cash restructuring costs	5.1	9.4
Non-cash stock compensation	15.5	14.7
Equity in income of unconsolidated affiliates	(11.6)	(7.6)
Dividends received from unconsolidated affiliates	8.0	4.0
Other	(5.7)	(1.4)
Changes in accounts receivable, net, inventories and accounts payable	(70.7)	(57.4)
Changes in employee compensation liabilities	(38.2)	(3.7)
Changes in other operating assets and liabilities	6.0	21.2
Net cash provided by operating activities	$7.5	$97.0
The decrease in cash provided by operating activities in year-to-date 2015 compared to year-to-date 2014 was due to increased payments associated with restructuring activities in EMEA, higher estimated tax payments in the U.S. and the timing of employee payroll liabilities.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 28, 2014	November 22, 2013
Capital expenditures	$(69.0)	$(51.9)
Proceeds from disposal of fixed assets	19.4	2.1
Liquidations of COLI investments	—	74.5
Purchases of short-term investments	(78.4)	(128.0)
Liquidations of short-term investments	117.1	80.4
Other	8.4	(2.0)
Net cash used in investing activities	$(2.5)	$(24.9)
Capital expenditures in year-to-date 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development. Cash provided by investing activities included the receipt of proceeds related to the sale of a former manufacturing facility and the repayment of a note receivable from a dealer in the Americas segment. The net reduction in short term investments in year-to-date 2015 is primarily related to the funding of restructuring costs in EMEA.
During Q3 2014, we reduced our variable life COLI investments by withdrawing basis of $74.5 (tax-free). This reduction in variable life COLI is directly related to the increase in purchases of short term investments in the same quarter.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 28, 2014	November 22, 2013
Dividends paid	(39.6)	(37.6)
Common stock repurchases	(35.3)	(32.8)
Other	(1.1)	(2.7)
Net cash used in financing activities	$(76.0)	$(73.1)

We paid dividends of $0.105 per common share during the first three quarters of 2015 and $0.10 per share during the first three quarters of 2014.
In Q3 2015, we made common stock repurchases of 75,484 shares, all of which were made to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan. As of the end of Q3 2015, we had $61.6 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q3 2015, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2015, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 28, 2014 were:

Liquidity Facilities	November 28, 2014
Global committed bank facility	$125.0
Various uncommitted lines	36.2
Total credit lines available	161.2
Less: Borrowings outstanding	—
Available capacity	$161.2
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of November 28, 2014, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 28, 2014. In addition, we have a revolving letter of credit agreement for $13.5 of which $9.5 was utilized primarily related to our self-insured workers’ compensation programs as of November 28, 2014. There were no draws on our standby letters of credit during Q3 2015.
Total consolidated debt as of November 28, 2014 was $285.0. Our debt primarily consists of $249.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of November 28, 2014 of $34.1. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
On December 22, 2014, we announced a quarterly dividend on our common stock of $0.105 per share, or $13.1, to be paid in Q4 2015. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q3 2015, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 28, 2014 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2014. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2015, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2015, no material change in interest rate risk occurred.
Fixed Income and Equity Price Risk
During Q3 2015, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 28, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 28, 2014, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
08/30/2014 - 10/03/2014	346	$15.68	—	$61.6
10/04/2014 - 10/31/2014	67,011	$16.31	—	$61.6
11/01/2014 - 11/28/2014	8,127	$16.91	—	$61.6
Total	75,484	(2)	—
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 23, 2014

Exhibit Index

Exhibit No.	Description

10.1	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document