Form 10-K
period 2015-02-27
STEELCASE INC
filed 2015-04-16
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 29, 2014 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 13, 2015, 89,983,993 shares of the registrant’s Class A Common Stock and 32,200,413 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be held on July 15, 2015, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 27, 2015

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
Overview
At Steelcase, our purpose is to unlock human promise by creating great experiences at work, wherever work happens, and in environments that include education and healthcare. Through our family of brands that include Steelcase®, Coalesse®, Details®, Designtex®, PolyVision® and Turnstone®, we offer a comprehensive portfolio of solutions inspired by the insights gained from our human-centered research process and support the social, economic and sustainable needs of people. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 10,700 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS”.
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
Our Offerings
Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based and freestanding furniture systems and complementary products such as storage, tables and ergonomic worktools. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and doors. We also offer services designed to reduce costs and enhance the performance of people, wherever they work. Among these services are workplace strategy consulting, lease origination services, furniture and asset management and hosted spaces.
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

•	Steelcase Health, which is focused on creating healthcare environments that enable empathy, empowerment and connection for patients, care partners, and providers engaged in the healthcare experience.

•
Steelcase Education, which is focused on helping schools, colleges and universities create the most effective, rewarding and inspiring active learning environments to meet the evolving needs of students and educators.

Coalesse—Insight-led inspiration
Coalesse offers a collection of furnishings that expresses the new freedom of work. It is part of the rapidly growing crossover market — homes and offices, meeting rooms and social spaces, private retreats and public places — and is addressing the fluid intersections of work and life where boundaries are collapsing and creativity is roaming.
Designtex
Designtex offers applied surface solutions that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products are premium surface materials designed to enhance seating, walls, work stations, floors and ceilings and can provide privacy, way-finding, motivation, communications and artistic expression.
PolyVision
PolyVision is the world's leading supplier of ceramic steel surfaces for use in educational institutions and architectural panels or special applications for commercial or infrastructure applications.
Turnstone—Insight-led simplicity
Turnstone was created based on the belief that the world needs more successful entrepreneurs and small businesses and that great spaces to work can help that happen.  Turnstone makes it easier for these companies to create insight-led places to work through our dealer channel or using web-based tools.
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
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details and Turnstone brands.
We serve Americas customers mainly through approximately 400 independent and company-owned dealer locations, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including healthcare, higher education, insurance, financial services, manufacturing and information technology, but no industry or vertical market individually represented more than 13% of the Americas segment revenue in 2015.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2015, and the five largest independent dealers collectively accounted for approximately 21% of the segment’s revenue in 2015.
In 2015, the Americas segment recorded revenue of $2,180.7, or 71.3% of our consolidated revenue, and as of the end of the year had approximately 7,000 employees, of which approximately 4,700 related to manufacturing.
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
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France, the United Kingdom and Spain. In 2015, approximately 81% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 6% of our consolidated revenue in 2015.
We serve EMEA customers through approximately 400 independent and company-owned dealer locations. No single independent dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2015. The five largest independent dealers collectively accounted for approximately 8% of the segment’s revenue in 2015. In certain geographic markets, we sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and information technology.
In 2015, our EMEA segment recorded revenue of $595.4, or 19.4% of our consolidated revenue, and as of the end of the year had approximately 2,100 employees, of which approximately 1,000 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), India, Australia, Japan and other countries in Southeast Asia, primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. We sell directly and through approximately 50 independent and company-owned dealer locations to end-use customers. Our end-use customers tend to be larger multinational or regional companies spread across a broad range of industries and are located in both established and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
Designtex primarily sells textiles and wall covering products specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.
PolyVision manufactures ceramic steel surfaces for use in multiple applications but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.
In 2015, the Other category accounted for $283.6, or 9.3% of our consolidated revenue, and as of the end of the year had approximately 1,600 employees, of which approximately 900 related to manufacturing.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research.

Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 27, 2015, our investment in these unconsolidated joint ventures and other equity investments totaled $59.1. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Income.
Customer and Dealer Concentrations
Our largest customer accounted for less than 1% of our consolidated revenue in 2015, and our five largest customers collectively accounted for less than 3% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2015, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent dealer accounted for more than 4% of our consolidated revenue in 2015. The five largest independent dealers collectively accounted for approximately 15% of our consolidated revenue in 2015. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
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
Backlog
Our products are generally manufactured and shipped within two to six weeks following receipt of an order; however, in recent years our mix of large project business has increased and customer-requested shipment dates have increasingly extended beyond historical averages. Nevertheless, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the United States and Mexico), Europe (in France, Germany, Spain and the Czech Republic) and Asia (in China, Malaysia and India). Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks. We manufacture our products using lean manufacturing principles, which allow us to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. As a result, we largely purchase direct materials and components as needed to meet demand. We have evolved our manufacturing and supply chain systems significantly over the last fifteen years by implementing continuous one-piece flow, platforming our processes and product offerings and developing a global network of integrated suppliers.
These changes to our manufacturing model have reduced the capital needs of our business, inventory levels and the footprint of our manufacturing space and have allowed us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness. In 2015, we transferred ownership of a manufacturing facility in Wisches, France, to a third party and are in the process of transferring its activities to other Steelcase facilities. We also initiated procedures to close a manufacturing facility in High Point, North Carolina and are in the process of transferring its activities to other Steelcase facilities. In 2014, we initiated procedures related to the closure of a manufacturing facility in Germany and the establishment of a new manufacturing facility in the Czech Republic.

In addition to our ongoing focus on enhancing the efficiency of our manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on the platforming of our product offering and are capturing raw material and component cost savings available through lower cost suppliers around the globe. This global development of potential sources of supply has enhanced our leverage with domestic supply sources, and we have been able to reduce cycle times through improvements with our partners throughout the supply chain.
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
Raw Materials
We source raw materials and components from a significant number of suppliers around the world. Those raw materials include steel, petroleum-based products, aluminum, other metals, wood, particleboard and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.
The prices for certain commodities such as steel, petroleum-based products, aluminum, other metals, wood and particleboard have fluctuated in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of cost, quality and reliability of supply.
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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products and across different vertical market applications such as professional services, healthcare and higher education. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios around the world and sometimes involves external design services.
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
Exclusive of royalty payments, we invested $38.5, $35.9 and $36.0 in research, design and development activities in 2015, 2014 and 2013, respectively. We continue to invest approximately one to two percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Details,” “Designtex,” “PolyVision” and “Turnstone” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.

Employees
As of February 27, 2015, we had approximately 10,700 employees, of which approximately 6,600 work in manufacturing. Additionally, we had approximately 1,700 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Internationally, 2,100 employees are represented by workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
According to the U.S.-based Business and Institutional Furniture Manufacturers Association and European-based Centre for Industrial Studies, the U.S. and European office furniture industries have gone through two major downturns in recent history. Consumption declined by more than 30% and 20% from calendar year 2000 to 2003, and again by over 30% and 23% from 2007 to 2009, in the U.S. and Europe, respectively. While the U.S. office furniture industry has been recovering over the past several years, the European industry has remained in recession. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. Although we have made a number of changes to adapt our business model to these cycles, our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery, by geography or vertical market, may vary after a cyclical downturn. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.
Our continuing efforts to improve our business model could result in additional restructuring costs, may result in customer disruption and may distract management from other activities.
Over the last fifteen years, we have implemented a number of restructuring actions to transform our business through the reinvention of our industrial system and white collar processes and have significantly reduced our manufacturing footprint. While we believe we have made substantial progress, we continue to evolve and optimize our business model to be more flexible and agile in meeting changing demand, and incremental restructuring actions may be necessary. We are engaged in a multi-year strategy in EMEA to improve revenue and the fitness of our business model, which includes the exit of two manufacturing facilities in France and Germany, the establishment of a new manufacturing facility in the Czech Republic and the establishment of a new Learning + Innovation Center in Germany. The success of these initiatives is dependent on several factors, including our ability to negotiate with related work councils and manage these actions without disrupting existing customer commitments or impacting operating efficiency. Further, these actions may take longer than anticipated, prove more costly than expected and may distract management from other activities, and we may not fully realize the expected benefits of our restructuring activities, either of which would have a negative impact on our profitability.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in the number, size (and price) of typical workstations and an increase in work occurring in more collaborative settings and in a variety of locations beyond the traditional office. The confluence of these factors could attract new competitors from outside the traditional office furniture industry, such as real estate management service firms, technology-based firms or general construction contractors, offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation, insight from our research, product design and features, price, lead time, delivery and service, product quality, strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering solutions which respond to changes in workplace trends and generate revenue to offset the impact of reduced numbers, size (and price) of typical workstations, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.

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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market needs,

•	growing our market share with existing customers and new customers,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces and classrooms, libraries and other educational settings and smaller companies,

•	growing our market share in markets such as China, India, Brazil, central, eastern, and southern Europe, Africa and the Middle East,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.
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
We procure raw materials (including steel, petroleum-based products, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, can fluctuate due to changes in global supply and demand and larger currency movements, which can also cause supply interruptions. In the short-term, rapid increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected by short-term increases in these costs. Also, if we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
Our global presence subjects us to risks that may negatively affect our profitability and financial condition.
We have manufacturing facilities, sales locations and offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries. Our global presence is also subject to market risks, which in turn could have an adverse effect on our results of operations and financial condition, including:

•	differing business practices, cultural factors and regulatory requirements,

•	political, social and economic instability, natural disasters, security concerns, including terrorist activity, armed conflict and civil or military unrest, and global health issues, and

•	intellectual property protection challenges.
Our global footprint makes us vulnerable to currency exchange rate fluctuations and currency controls.
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of these currency exchange exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, it could have an adverse effect on our results of operations and financial condition.

Although we operate globally in multiple currencies, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of the other currencies in which we operate against the U.S. dollar.
In addition, we face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, which could have a negative impact on our profitability. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds held in certain jurisdictions.
We are increasingly reliant on a global network of suppliers.
Our migration to a less vertically integrated manufacturing model has increased our dependency on a global network of suppliers. We are reliant on the timely flow of raw materials, components and finished goods from third-party suppliers. The flow of such materials, components and goods may be affected by:

•	fluctuations in the pricing, availability and quality of raw materials,

•	the financial solvency of our suppliers and their supply chains,

•	disruptions caused by labor activities and

•	damage and loss of production from accidents, natural disasters and other causes.
Any disruptions or fluctuations in the pricing, supply and delivery of raw materials, component parts and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition.
We rely largely on a network of independent dealers to market, deliver and install our products, and disruptions and increasing consolidations within our dealer network could adversely affect our business.
From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with independent dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure. Alternatively, we may elect to purchase and operate dealers in certain markets which also would increase our financial exposure.
Our diversification and growth strategies into adjacent markets, such as healthcare and education, and the increasing complexity of our technology and architectural products are driving the need for our dealers to develop additional capabilities and invest in additional resources to support such products and markets. Some of our smaller dealers do not have the scale to leverage such investments, and as a result, we have seen and may continue to see increased consolidation within our dealer network. This increased concentration and size of dealers could increase our exposure to the risks discussed above.
We may be required to record impairment charges related to goodwill and indefinite-lived intangible assets which would adversely affect our results of operations.
We have net goodwill of $107.2 as of February 27, 2015. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.
We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) residing primarily in various non-U.S. jurisdictions totaling $83.3, against which valuation allowances totaling $67.3 have been recorded. We may be unable to generate sufficient taxable income from future operations in the applicable jurisdictions, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.
Costs related to our participation in a multi-employer pension plan could increase.
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund, a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with our SC Transport Inc. employees. The plan is not administered by or in any way controlled by us. We have relatively little control over the level of contributions we are required to make to the plan, and it is substantially underfunded. As a result, contributions are scheduled to increase, and we expect that contributions to the plan may be subject to further increases. The amount of any increase or decrease in our required contributions to the multi-employer pension plan will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan, and the potential payment of a withdrawal liability, among other factors.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. There were a total of 20 SC Transport Inc. employees as of February 27, 2015. The most recent estimate of our potential withdrawal liability is $23.8 as of February 27, 2015.

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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	13	5	8
EMEA	5	4	1
Other	4	2	2
Total	22	11	11
In 2015, we added one leased warehouse in the Americas and added one owned manufacturing facility and exited one owned manufacturing facility in EMEA. In 2016, we expect to exit one additional leased manufacturing facility in EMEA, as previously announced.

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	55	Senior Vice President, EMEA
Sara E. Armbruster	44	Vice President, Strategy, Research and New Business Innovation
Ulrich H. E. Gwinner	51	President, Asia Pacific
James P. Keane	55	President and Chief Executive Officer, Director
Robert G. Krestakos	53	Vice President, Global Operations
Terrence J. Lenhardt	55	Vice President, Chief Information Officer
James N. Ludwig	51	Vice President, Global Design and Product Engineering
Mark T. Mossing	57	Corporate Controller and Chief Accounting Officer
Gale Moutrey	56	Vice President, Communications
Lizbeth S. O’Shaughnessy	53	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	43	Senior Vice President, Americas
Allan W. Smith, Jr.	47	Vice President, Global Marketing
David C. Sylvester	50	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014. Mr. Alvarez was Senior Vice President, Sales, EMEA from October 2011 to March 2014, Vice President, Global Client Collaboration from May 2010 to October 2011 and Vice President, Global Alliances from May 2008 to May 2010. Mr. Alvarez has been employed by Steelcase since 1984.
Sara E. Armbruster has been Vice President, Strategy, Research and New Business Innovation since January 2014. Ms. Armbruster was Vice President, WorkSpace Futures and Corporate Strategy from May 2009 to January 2014 and has been employed by Steelcase since 2007.
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
Robert G. Krestakos has been Vice President, Global Operations since February 2015. Mr. Krestakos was Vice President, Chief Information Officer and Operations-Americas from December 2013 to February 2015 and Vice President, Chief Information Officer from June 2007 to December 2013. Mr. Krestakos has been employed by Steelcase since 1992.
Terrence J. Lenhardt has been Vice President, Chief Information Officer since January 2015. Mr. Lenhardt was Vice President, Finance-Americas, EMEA & Asia Pacific from February 2013 to January 2015, Vice President, Finance-Steelcase Group Americas & EMEA from February 2011 to February 2013 and Vice President, Finance-Steelcase North America from February 2005 to February 2011. Mr. Lenhardt has been employed by Steelcase since 1994.
James N. Ludwig has been Vice President, Global Design and Product Engineering since March 2014. Mr. Ludwig was Vice President, Global Design from March 2008 to March 2014 and has been employed by Steelcase since 1999.
Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008. Mr. Mossing was Vice President, Corporate Controller from September 1999 to April 2008 and has been employed by Steelcase since 1993.

Gale Moutrey has been Vice President, Communications since March 2014. Ms. Moutrey was Vice President, Brand Communications from March 2001 to March 2014 and has been employed by Steelcase since 1984.
Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since June 2014. Ms. O'Shaughnessy was Senior Vice President, Chief Legal Officer and Secretary from April 2011 to June 2014 and Vice President, Chief Legal Officer and Secretary from July 2007 to April 2011. Ms. O'Shaughnessy has been employed by Steelcase since 1992.
Eddy F. Schmitt has been Senior Vice President, Americas since March 2014. Mr. Schmitt was Senior Vice President, Sales and Distribution, Americas from February 2011 to March 2014 and Vice President, Sales, France from June 2006 to February 2011. Mr. Schmitt has been employed by Steelcase since 2003.
Allan W. Smith, Jr. has been Vice President, Global Marketing since September 2013. Mr. Smith was Vice President, Applications & Product Marketing-Steelcase Brand from January 2011 to September 2013 and General Manager, Furniture and Technology from June 2009 to January 2011. Mr. Smith has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011. Mr. Sylvester was Vice President, Chief Financial Officer from October 2006 to April 2011 and has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 13, 2015, we had outstanding 122,184,406 shares of common stock with 6,600 shareholders of record. Of these amounts, 89,983,993 shares are Class A Common Stock with 6,519 shareholders of record and 32,200,413 shares are Class B Common Stock with 81 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$17.27	$17.94	$18.22	$18.84
Low	$13.98	$14.30	$15.13	$16.33
2014
High	$15.60	$15.89	$16.95	$16.77
Low	$12.16	$13.23	$13.76	$13.60
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2015 and 2014 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility includes a restriction on the aggregate amount of cash dividend payments and share repurchases we may make in any fiscal year. As long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum permitted under the facility, our ability to fund more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 27, 2015, our leverage ratio was less than 2.50 to 1.00. See Note 12 to the consolidated financial statements for additional information.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015	$13.6	$13.0	$13.0	$12.9	$52.5
2014	$12.5	$12.6	$12.5	$12.6	$50.2
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/29/2014 - 01/02/2015	809	$16.90	—	$61.6
01/03/2015 - 01/30/2015	940	$17.82	—	$61.6
01/31/2015 - 02/27/2015	—	$—	—	$61.6
Total	1,749	(2)	—
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 27, 2015	February 28, 2014	February 22, 2013	February 24, 2012	February 25, 2011
Operating Results:
Revenue	$3,059.7	$2,988.9	$2,868.7	$2,749.5	$2,437.1
Gross profit	916.0	945.2	866.0	809.7	717.5
Operating income	144.9	165.9	59.3	97.1	51.5
Income before income tax expense	137.0	147.2	54.9	82.0	51.4
Net income	86.1	87.7	38.8	56.7	20.4
Supplemental Operating Data:
Restructuring costs	$(40.6)	$(6.6)	$(34.7)	$(30.5)	$(30.6)
Goodwill and intangible asset impairment charges	—	(12.9)	(59.9)	—	—
Share Data:
Basic earnings per common share	$0.69	$0.70	$0.30	$0.43	$0.15
Diluted earnings per common share	$0.68	$0.69	$0.30	$0.43	$0.15
Weighted average shares outstanding - basic	124.4	126.0	127.4	131.9	132.9
Weighted average shares outstanding - diluted	126.0	127.3	129.1	131.9	132.9
Dividends paid per common share	$0.42	$0.40	$0.36	$0.24	$0.16
Balance Sheet Data:
Cash and cash equivalents	$176.5	$201.8	$150.4	$112.1	$142.2
Short-term investments	68.3	119.5	100.5	79.1	350.8
Company-owned life insurance ("COLI")	159.5	154.3	225.8	227.6	223.1
Working capital (1)	310.2	351.7	293.8	240.2	275.5
Total assets	1,721.8	1,726.7	1,689.6	1,678.9	1,974.4
Total debt	284.3	287.0	289.0	291.5	546.8
Total liabilities	1,058.0	1,049.6	1,021.6	992.4	1,278.1
Total shareholders’ equity	663.8	677.1	668.0	686.5	696.3
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$84.2	$178.8	$187.3	$101.7	$72.7
Investing activities	(14.3)	(25.2)	(85.5)	203.2	(254.3)
Financing activities	(89.8)	(101.6)	(64.2)	(334.3)	211.1
________________________

(1)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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

Statement of Operations Data— Consolidated	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Revenue	$3,059.7	100.0%	$2,988.9	100.0%	$2,868.7	100.0%
Cost of sales	2,106.2	68.8	2,046.5	68.5	1,987.8	69.3
Restructuring costs (benefits)	37.5	1.2	(2.8)	(0.1)	14.9	0.5
Gross profit	916.0	30.0	945.2	31.6	866.0	30.2
Operating expenses	768.0	25.1	757.0	25.3	727.0	25.3
Goodwill and intangible asset impairment charges	—	—	12.9	0.4	59.9	2.1
Restructuring costs	3.1	0.1	9.4	0.3	19.8	0.7
Operating income	144.9	4.8	165.9	5.6	59.3	2.1
Interest expense	(17.7)	(0.6)	(17.8)	(0.6)	(17.8)	(0.6)
Investment income (loss)	1.4	—	(0.3)	—	3.7	0.1
Other income (expense), net	8.4	0.3	(0.6)	—	9.7	0.3
Income before income tax expense	137.0	4.5	147.2	5.0	54.9	1.9
Income tax expense	50.9	1.7	59.5	2.0	16.1	0.5
Net income	$86.1	2.8%	$87.7	3.0%	$38.8	1.4%
Earnings per share:
Basic	$0.69		$0.70		$0.30
Diluted	$0.68		$0.69		$0.30

Organic Revenue Growth—Consolidated	Year Ended
	February 27, 2015	February 28, 2014
Prior year revenue	$2,988.9	$2,868.7
Divestitures	(1.5)	(6.3)
Impact of additional week *	(42.0)	—
Currency translation effects **	(26.7)	7.4
Prior year revenue, adjusted	2,918.7	2,869.8
Current year revenue	3,059.7	2,988.9
Acquisitions	—	(11.4)
Impact of additional week *	—	(42.0)
Current year revenue, adjusted	3,059.7	2,935.5
Organic growth $	$141.0	$65.7
Organic growth %	5%	2%
________________________
* 2014 included 53 weeks of revenue in the Americas and Other category. EMEA always ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income — Consolidated	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Operating income	$144.9	4.8%	$165.9	5.6%	$59.3	2.1%
Add: goodwill and intangible asset impairment charges	—	—	12.9	0.4	59.9	2.1
Add: restructuring costs	40.6	1.3	6.6	0.2	34.7	1.2
Adjusted operating income	$185.5	6.1%	$185.4	6.2%	$153.9	5.4%
Overview
During 2015, organic revenue growth was 5% compared to the prior year, which represented the fifth consecutive year of organic growth. This growth is generally consistent with or better than global trends in our industry and was driven in part by increased project business, which has produced variability in order patterns and the timing of shipments. We realized organic revenue growth of 3% in the Americas, 8% in EMEA and 10% in the Other category. We expect to continue to see modest growth over the near future for our industry in the Americas as companies continue to modernize their work environments, but the outlook for our industry in EMEA remains variable by market and less optimistic. The organic revenue growth in the Other category during 2015 was primarily driven by PolyVision.
Our consolidated adjusted operating income margin was 6.1% in 2015, compared to 6.2% in 2014 and 5.4% in 2013. Operating performance remained strong in the Americas segment with an adjusted operating income margin of 11.4% in 2015. Our EMEA segment reported an increase in adjusted operating losses in 2015 primarily due to higher disruption costs and inefficiencies associated with manufacturing footprint changes, as further described below. The Other category maintained a consistent adjusted operating income margin in 2015, as improvements at PolyVision and Designtex were offset by a decline in Asia Pacific.
In 2015, we made significant progress on improving our operating fitness and global competitiveness in our EMEA segment. This included the implementation of restructuring actions related to the closure of a manufacturing facility in Durlangen, Germany, the establishment of a new facility in the Czech Republic and the transfer of the activities of our facility in Wisches, France to a third party before eventually moving related production to other Steelcase facilities. In addition, in Q1 2016 we announced a project to establish a Learning + Innovation Center in Munich, Germany.

2015 compared to 2014
We recorded net income of $86.1 in 2015 compared to net income of $87.7 in 2014. Overall, 2015 adjusted operating income of $185.5 represented a slight improvement compared to the prior year. A lower effective tax rate and lower non-operating charges largely offset higher restructuring costs in 2015.
Operating income of $144.9 in 2015 compared to operating income of $165.9 in 2014. The small improvement in adjusted operating income was driven by benefits of organic revenue growth and improved pricing (net of inflation) in the Americas being offset by increased disruption costs and inefficiencies associated with our manufacturing footprint changes in EMEA and higher operating expenses after taking into consideration the extra week in the prior year and favorable currency translation effects.
Revenue for 2015 was $3,059.7 compared to $2,988.9 for 2014, representing organic revenue growth of 5%. We realized organic growth of 3% in the Americas segment, 8% in the EMEA segment and 10% in the Other category. Revenue continued to include a higher mix of project business.
Cost of sales increased to 68.8% of revenue in 2015, a 30 basis point increase compared to 2014. The increase was driven primarily by higher disruption costs and inefficiencies in EMEA and higher overhead, warranty, and freight and distribution costs in the Americas, but this increase was largely offset by operating leverage from the revenue growth across our segments and improved pricing (net of inflation) and benefits of on-going cost reduction efforts in the Americas. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses of $768.0 increased by $11.0 in 2015 compared to 2014 but decreased 20 basis points as a percentage of sales. The year-over-year comparison included the following:

•	approximately $10.3 of costs associated with an extra week in the prior year,

•	favorable foreign currency translation effects of $4.7,

•	a reduction of $2.0 in environmental charges,

•	a reduction of $0.9 related to divestitures,

•	higher variable compensation expense of $8.6,

•	higher costs associated with a dealer accounts receivable reserve of $4.0, and

•
other costs of $16.3 primarily related to increased spending on sales staff, marketing and product development initiatives in the Americas, higher tax consulting and a biennial sales and dealer conference.

There were no goodwill and intangible asset impairment charges in 2015. Goodwill and intangible asset impairment charges of $12.9 were recorded in 2014 and related to Asia Pacific within the Other category. See further details on these items in Note 10 to the consolidated financial statements.
We recorded net restructuring costs of $40.6 in 2015 compared to $6.6 in 2014. The 2015 net charges included the following:

•	severance and business exit costs of $50.6 primarily associated with manufacturing footprint changes in EMEA,

•	a gain of $12.0 related to the sale of an idle facility in the Americas segment exited in connection with previously announced restructuring actions, and

•	severance and business exit costs of $2.0 primarily associated with a plant closure in the Americas segment.
See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 19 to the consolidated financial statements.
Our 2015 effective tax rate was 37.2%, which is higher than the U.S. federal statutory tax rate of 35%. The higher tax rate is being driven by the losses in EMEA, which resulted in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded, partially offset by net discrete tax benefits primarily related to tax credits in the Czech Republic associated with the investment in a new manufacturing facility in that country.
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business.  Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries.  We believe that this new model will generate taxable income for our Steelcase European subsidiaries and potentially allow for utilization of net operating loss carryforwards which currently reflect valuation allowances. See further discussion in Note 15 to the consolidated financial statements.
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
Operating expenses of $757.0 increased by $30.0 in 2014 compared to 2013 but remained flat as a percentage of sales. The year-over-year comparison included the following:

•	unfavorable foreign currency translation effects of $3.0,

•	costs of $3.7 related to acquisitions, net of a divestiture,

•	approximately $10.3 of costs related to the additional week,

•	higher variable compensation expense of $2.9,

•	a reduction of $1.6 in environmental charges, and

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
We recorded net restructuring costs of $6.6 in 2014 compared to $34.7 in 2013. The 2014 net charges included the following:

•	severance and business exit costs of $7.9 associated with actions in the EMEA segment,

•	a gain of $4.5 related to the sale of an idle facility in the EMEA segment exited in connection with previously announced restructuring actions and

•	business exit costs of $0.9 associated with the completion of the integration of PolyVision's global technology business into the Steelcase Education Solutions group.
See further discussion and detail of these items in the Business Segment Disclosure analysis below and in Note 19 to the consolidated financial statements.

Our 2014 effective tax rate was 40.4%, which is higher than the U.S. federal statutory tax rate of 35%. The higher tax rate was driven by the losses in EMEA, for which no tax benefit has been recognized due to the recording of full valuation allowances. Income taxes also reflect unfavorable adjustments to valuation allowances associated with deferred tax assets, including tax loss carryforwards (primarily in EMEA) and the non-deductible nature of the goodwill impairment charges in Asia Pacific, largely offset by an $8.5 benefit associated with a tax strategy in Asia Pacific. See Note 15 to the consolidated financial statements for additional information.
Interest Expense, Investment Income (Loss) and Other Income (Expense), Net

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Interest expense	$(17.7)	$(17.8)	$(17.8)
Investment income (loss)	1.4	(0.3)	3.7
Other income (expense), net:
Equity in income of unconsolidated ventures	15.2	10.2	9.4
Foreign exchange gain (loss)	(5.0)	(5.0)	1.2
Miscellaneous, net	(1.8)	(5.8)	(0.9)
Total other income (expense), net	8.4	(0.6)	9.7
Total interest expense, investment income (loss) and other income (expense), net	$(7.9)	$(18.7)	$(4.4)
A charge to miscellaneous other expense of $6.0 was recorded in 2014 related to a minority equity investment.
Business Segment Disclosure
See Note 18 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details and Turnstone brands.

Statement of Operations Data— Americas	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Revenue	$2,180.7	100.0%	$2,154.4	100.0%	$2,015.1	100.0%
Cost of sales	1,449.3	66.5	1,438.2	66.8	1,384.4	68.7
Restructuring costs (benefits)	(10.0)	(0.5)	0.7	—	13.9	0.7
Gross profit	741.4	34.0	715.5	33.2	616.8	30.6
Operating expenses	481.5	22.1	467.1	21.7	433.8	21.5
Goodwill and intangible asset impairment charges	—	—	—	—	—	—
Restructuring costs	—	—	1.0	0.1	14.7	0.7
Operating income	$259.9	11.9%	$247.4	11.4%	$168.3	8.4%

Organic Revenue Growth—Americas	Year Ended
	February 27, 2015	February 28, 2014
Prior year revenue	$2,154.4	$2,015.1
Divestitures	—	—
Impact of additional week *	(36.2)	—
Currency translation effects **	(10.3)	(6.3)
Prior year revenue, adjusted	2,107.9	2,008.8
Current year revenue	2,180.7	2,154.4
Acquisitions	—	—
Impact of additional week *	—	(36.2)
Current year revenue, adjusted	2,180.7	2,118.2
Organic growth $	$72.8	$109.4
Organic growth %	3%	5%
________________________
* 2014 included 53 weeks of revenue.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income—Americas	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Operating income	$259.9	11.9%	$247.4	11.4%	$168.3	8.4%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—
Add: restructuring costs (benefits)	(10.0)	(0.5)	1.7	0.1	28.6	1.4
Adjusted operating income	$249.9	11.4%	$249.1	11.5%	$196.9	9.8%
2015 compared to 2014
Operating income in the Americas grew to $259.9 in 2015, compared to $247.4 in 2014. Adjusted operating income in 2015 grew to $249.9 from $249.1 in 2014, an increase of $0.8 or 0.3%. The improvement was due to benefits associated with the organic revenue growth, improved pricing (net of inflation) and manufacturing cost reduction efforts, partially offset by higher operating expenses.
The Americas revenue represented 71.3% of consolidated revenue in 2015. Revenue for 2015 was $2,180.7 compared to $2,154.4 in 2014, an increase of $26.3 or 1.2%. After adjusting for currency translation effects and the impact of an additional week in 2014, organic revenue growth was $72.8 or 3%. Organic revenue growth in 2015 is categorized as follows:

•
Product categories — Five out of seven product categories grew in 2015, led by Furniture and Coalesse. Architectural Solutions and Turnstone also improved by achieving double digit percentage growth. Technology and Health declined compared to the prior year.

•	Vertical markets — Energy, Technical and Professional, Information Technology and Insurance experienced strong growth rates, while Federal Government declined.

•	Geographic regions — All regions showed growth over 2014, led by the West Business Group.

•	Contract type — The strongest growth came from project sales, while continuing business grew modestly and marketing programs declined year-over-year.
Cost of sales improved to 66.5% of revenue in 2015 compared to 66.8% of revenue in 2014. The improvement was largely driven by improved pricing (net of inflation) and continued cost reduction efforts, offset partially by higher warranty and freight and distribution costs.

Operating expenses increased by $14.4 in 2015 compared to 2014, which included expenses associated with an extra week. Adjusted for the impact of the additional week, operating expenses increased primarily due to increased spending on sales staff, marketing and product development initiatives, higher variable compensation and an increase in the allowance for doubtful accounts. Operating expenses increased modestly as a percentage of sales to 22.1% in 2015 from 21.7% in 2014.
A net restructuring gain of $10.0 recognized in 2015 primarily related to proceeds received from the sale of an idle manufacturing facility exited as part of previously announced restructuring actions, partially offset by costs related to the closure of a manufacturing facility in High Point, North Carolina.
2014 compared to 2013
Operating income in the Americas grew to $247.4 in 2014, compared to $168.3 in 2013. Adjusted operating income in 2014 grew to $249.1 from $196.9 in 2013, an increase of $52.2 or 26.5%. The improvement was driven by organic revenue growth, improved customer mix, various cost reduction efforts in manufacturing and logistics and benefits from pricing adjustments and previous restructuring actions, offset in part by increased spending on marketing, product development and other initiatives and the impact of a higher mix of lower margin project business.
The Americas revenue represented 72.1% of consolidated revenue in 2014. Revenue for 2014 was $2,154.4 compared to $2,015.1 in 2013, an increase of $139.3 or 6.9%. After adjusting for currency translation effects and the impact of an additional week, organic revenue growth was $109.4 or 5%. Revenue growth in 2014 is categorized as follows:

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
Cost of sales improved to 66.8% of revenue in 2014 compared to 68.7% of revenue in 2013. The improvement was largely driven by the benefits of organic revenue growth, improved customer mix, various cost reduction efforts in manufacturing and logistics and benefits from pricing adjustments and previous restructuring actions.
Operating expenses increased by $33.3 in 2014 compared to 2013 primarily due to higher spending on marketing, product development and other initiatives and the impact of the additional week. Operating expenses increased slightly as a percentage of sales to 21.7% in 2014 from 21.5% in 2013.
Restructuring costs of $1.7 incurred in 2014 were primarily related to the completion of the integration of PolyVision's global technology business into Steelcase Education.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

Statement of Operations Data—EMEA	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Revenue	$595.4	100.0%	$566.9	100.0%	$594.8	100.0%
Cost of sales	465.2	78.1	429.5	75.8	434.0	73.0
Restructuring costs (benefits)	47.5	8.0	(3.6)	(0.6)	1.0	0.2
Gross profit	82.7	13.9	141.0	24.8	159.8	26.8
Operating expenses	162.4	27.3	164.2	29.0	171.6	28.8
Goodwill and intangible asset impairment charges	—	—	—	—	35.1	5.9
Restructuring costs	3.1	0.5	8.2	1.4	4.0	0.7
Operating loss	$(82.8)	(13.9)%	$(31.4)	(5.6)%	$(50.9)	(8.6)%

Organic Revenue Growth (Decline)—EMEA	Year Ended
	February 27, 2015	February 28, 2014
Prior year revenue	$566.9	$594.8
Divestitures	(1.5)	(6.3)
Impact of additional week *	—	—
Currency translation effects **	(13.5)	15.9
Prior year revenue, adjusted	551.9	604.4
Current year revenue	595.4	566.9
Acquisitions	—	(11.4)
Impact of additional week *	—	—
Current year revenue, adjusted	595.4	555.5
Organic growth (decline) $	$43.5	$(48.9)
Organic growth (decline) %	8%	(8)%
________________________
*EMEA always ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Loss—EMEA	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Operating loss	$(82.8)	(13.9)%	$(31.4)	(5.6)%	$(50.9)	(8.6)%
Add: goodwill and intangible asset impairment charges	—	—	—	—	35.1	5.9
Add: restructuring costs	50.6	8.5	4.6	0.8	5.0	0.9
Adjusted operating loss	$(32.2)	(5.4)%	$(26.8)	(4.8)%	$(10.8)	(1.8)%
2015 compared to 2014
EMEA reported an operating loss of $82.8 in 2015 compared to an operating loss of $31.4 in 2014. The adjusted operating loss of $32.2 in 2015 represented an increase of $5.4 compared to 2014. Overall, the increased loss was primarily driven by higher disruption costs and inefficiencies associated with the manufacturing footprint changes, partially offset by organic revenue growth.
EMEA revenue represented 19.4% of consolidated revenue in 2015. Revenue for 2015 was $595.4 compared to $566.9 in 2014. Organic revenue growth was 8% after adjusting for currency translation effects and a small divestiture. During 2015, growth in project business in France, Iberia and the United Kingdom was partially offset by a decline in Germany partially due to customer disruption associated with the manufacturing footprint changes.
Cost of sales increased to 78.1% of revenue in 2015, a 230 basis point deterioration compared to 2014. The deterioration was driven by higher disruption costs and inefficiencies associated with manufacturing footprint changes, offset in part by operating leverage associated with organic revenue growth.
Operating expenses decreased by $1.8 in 2015 primarily due to favorable foreign currency translation effects. Operating expenses as a percentage of sales decreased to 27.3% in 2015 from 29.0% in 2014.
Net restructuring costs of $50.6 incurred in 2015 were primarily associated with the transfer of the assets and activities of the Wisches, France manufacturing facility to a third party, which included a $27.3 facilitation payment, and costs related to the closure of a manufacturing facility in Durlangen, Germany.
2014 compared to 2013
EMEA reported an operating loss of $31.4 in 2014 compared to an operating loss of $50.9 in 2013. The 2013 operating loss included goodwill impairment charges of $35.1. The adjusted operating loss of $26.8 in 2014 represented an increase of $16.0 compared to 2013. Overall, the increased loss was primarily driven by the organic revenue decline (including higher levels of competitive discounting) and disruption costs associated with the changes in the EMEA manufacturing footprint, offset in part by benefits from restructuring activities and other cost reduction efforts.
EMEA revenue represented 19.0% of consolidated revenue in 2014. Revenue for 2014 was $566.9 compared to $594.8 in 2013. Organic revenue declined 8% after adjusting for currency translation effects and acquisitions, net of a divestiture. During 2014, growth in the export markets of the central, eastern and southern parts of Europe (as a group) was more than offset by declines across Western Europe, most notably France and Germany.
Cost of sales increased to 75.8% of revenue in 2014, a 280 basis point deterioration compared to 2013. The deterioration was driven by lower absorption of fixed costs associated with the organic revenue decline (including higher levels of competitive discounting), disruption costs associated with the changes in the EMEA manufacturing footprint and various inefficiencies in manufacturing and logistics.
Operating expenses decreased by $7.4 in 2014 as $4.1 of additional operating expenses related to acquisitions, net of a divestiture, and unfavorable currency translation effects were more than offset by the benefits from recent restructuring activities and other cost reduction efforts. Operating expenses as a percentage of sales rose slightly to 29.0% in 2014 from 28.8% in 2013.
Net restructuring costs of $4.6 incurred in 2014 were primarily associated with the reorganization of the sales, marketing and support functions in France, partially offset by a gain on the sale of a facility in connection with previously announced restructuring actions.
Other
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures ceramic steel surfaces for use in multiple applications but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.

Statement of Operations Data—Other	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Revenue	$283.6	100.0%	$267.6	100.0%	$258.8	100.0%
Cost of sales	191.7	67.6	178.8	66.8	169.4	65.5
Restructuring costs	—	—	0.1	—	—	—
Gross profit	91.9	32.4	88.7	33.2	89.4	34.5
Operating expenses	87.1	30.7	84.3	31.5	83.6	32.3
Goodwill and intangible asset impairment charges	—	—	12.9	4.8	24.8	9.6
Restructuring costs	—	—	0.2	0.1	1.1	0.4
Operating income (loss)	$4.8	1.7%	$(8.7)	(3.2)%	$(20.1)	(7.8)%

Organic Revenue Growth—Other	Year Ended
	February 27, 2015	February 28, 2014
Prior year revenue	$267.6	$258.8
Divestitures	—	—
Impact of additional week *	(5.8)	—
Currency translation effects **	(2.9)	(2.2)
Prior year revenue, adjusted	258.9	256.6
Current year revenue	283.6	267.6
Acquisitions	—	—
Impact of additional week *	—	(5.8)
Current year revenue, adjusted	283.6	261.8
Organic growth $	$24.7	$5.2
Organic growth %	10%	2%
________________________
* 2014 included 53 weeks of revenue.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Adjusted Operating Income—Other	Year Ended
	February 27, 2015		February 28, 2014		February 22, 2013
Operating income (loss)	$4.8	1.7%	$(8.7)	(3.2)%	$(20.1)	(7.8)%
Add: goodwill and intangible asset impairment charges	—	—	12.9	4.8	24.8	9.6
Add: restructuring costs	—	—	0.3	0.1	1.1	0.4
Adjusted operating income	$4.8	1.7%	$4.5	1.7%	$5.8	2.2%
2015 compared to 2014
The Other category reported operating income of $4.8 in 2015 compared to an operating loss of $8.7 in 2014. The 2014 results included goodwill and intangible asset impairment charges of $12.9. Adjusted operating income increased by $0.3 driven by a higher adjusted operating income at PolyVision and Designtex, partially offset by higher adjusted operating losses in Asia Pacific.

Revenue of $283.6 in 2015 increased by $16.0 compared to revenue of $267.6 in 2014. Excluding the impact of the additional week in 2014 and currency translation effects, organic revenue growth was $24.7 or 10%. PolyVision was the largest contributor to the growth, and Designtex and Asia Pacific also grew in 2015.
Cost of sales increased to 67.6% of revenue in 2015, a 80 basis point deterioration compared to 2014. The erosion in 2015 was primarily driven by higher cost of sales in Asia Pacific due to business mix shifts, competitive pricing pressures and higher overhead costs linked to the opening of a new facility in India, partially offset by better absorption of fixed costs associated with the revenue growth at PolyVision.
Operating expenses increased by $2.8 to $87.1 in 2015 compared to $84.3 in 2014. The increase was primarily driven by sales and marketing investments at Designtex. Operating expenses as a percentage of sales decreased in both 2015 and 2014.
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

Statement of Operations Data—Corporate	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Operating expenses	$37.0	$41.4	$38.0
The decrease of $4.4 in 2015 was primarily due to lower environmental remediation costs and higher income associated with COLI. Operating expenses in 2014 increased by $3.4 compared to 2013 primarily due to higher earnings associated with deferred compensation and higher variable compensation expense.
Liquidity and Capital Resources
Liquidity
Based on current business conditions, we target maintaining a range of $75 to $150 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility.

Liquidity Sources	February 27, 2015	February 28, 2014
Cash and cash equivalents	$176.5	$201.8
Short-term investments	68.3	119.5
Company-owned life insurance	159.5	154.3
Availability under credit facilities	154.7	163.6
Total liquidity	$559.0	$639.2
As of February 27, 2015, we held a total of $244.8 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $176.5 in cash and cash equivalents, 64% was located in the U.S. and the remaining 36%, or $64.1, was located outside of the U.S., primarily in France, Mexico, China, Canada and Hong Kong. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Net cash flow provided by (used in):
Operating activities	$84.2	$178.8	$187.3
Investing activities	(14.3)	(25.2)	(85.5)
Financing activities	(89.8)	(101.6)	(64.2)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(0.6)	0.7
Net increase (decrease) in cash and cash equivalents	(25.3)	51.4	38.3
Cash and cash equivalents, beginning of period	201.8	150.4	112.1
Cash and cash equivalents, end of period	$176.5	$201.8	$150.4

Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Net income	$86.1	$87.7	$38.8
Depreciation and amortization	59.9	60.0	58.3
Goodwill and intangible asset impairment charges	—	12.9	59.9
Deferred income taxes	0.4	14.1	(3.0)
Non-cash restructuring costs	11.6	6.6	34.7
Non-cash stock compensation	18.4	16.8	9.6
Equity in income of unconsolidated affiliates	(15.2)	(10.2)	(9.4)
Dividends received from unconsolidated affiliates	10.7	6.2	5.4
Other	(5.6)	2.1	3.6
Changes in accounts receivable, inventories and accounts payable	(58.3)	(16.1)	(7.3)
Changes in employee compensation liabilities	(11.3)	5.5	5.8
Changes in other operating assets and liabilities	(12.5)	(6.8)	(9.1)
Net cash provided by operating activities	$84.2	$178.8	$187.3
The decrease in cash provided by operating activities in 2015 compared to 2014 was due to an increase in the use of working capital to fund strong organic growth in Q4 2015 compared to modest growth in Q4 2014, increased payments associated with restructuring activities in EMEA, lower utilization of foreign tax credit carryforwards in the U.S. and the timing of employee payroll liabilities. Cash provided by operating activities decreased slightly in 2014 when compared to 2013.
Cash used in investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Capital expenditures	$(97.5)	$(86.8)	$(74.0)
Proceeds from disposal of fixed assets	19.7	9.5	15.5
Purchases of investments	(91.4)	(146.7)	(78.6)
Liquidations of investments	149.1	122.3	62.6
Liquidations of COLI	—	74.5	—
Acquisitions, net of cash acquired	—	—	(6.2)
Other	5.8	2.0	(4.8)
Net cash used in investing activities	$(14.3)	$(25.2)	$(85.5)
Capital expenditures in 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development. Cash provided by investing activities included the receipt of proceeds related to the sale of a former manufacturing facility. The net reduction in investments in 2015 is primarily related to the funding of the restructuring costs in EMEA. During 2014, we reduced our COLI investments by withdrawing basis of $74.5 (tax-free), and we reinvested the proceeds in short-term investments.

Cash used in financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Dividends paid	$(52.5)	$(50.2)	$(45.8)
Common stock repurchases	(36.3)	(49.9)	(19.9)
Other	(1.0)	(1.5)	1.5
Net cash used in financing activities	$(89.8)	$(101.6)	$(64.2)
We paid dividends of $0.105, $0.10 and $0.09 per common share during each quarter in 2015, 2014 and 2013, respectively. On March 24, 2015, our Board of Directors declared a dividend of $0.1125 per common share to be paid in Q1 2016.
During 2015, 2014 and 2013, we made common stock repurchases of $36.3, $49.9, and $19.9, respectively, all of which related to our Class A Common Stock. As of February 27, 2015, we had $61.6 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, were $4.9, $6.6 and $3.0 in 2015, 2014 and 2013, respectively.
Capital Resources
Off-Balance Sheet Arrangements
We are contingently liable under loan and lease guarantees for certain independent dealers in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 27, 2015 and February 28, 2014, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 27, 2015 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$284.3	$2.5	$31.5	$0.1	$250.2
Estimated interest on debt obligations	113.4	17.1	32.3	31.9	32.1
Operating leases	138.3	32.2	46.6	31.7	27.8
Committed capital expenditures	43.0	43.0	—	—	—
Purchase obligations	49.3	35.8	12.8	0.7	—
Other liabilities	3.1	3.1	—	—	—
Employee benefit and compensation obligations	275.8	119.8	40.3	27.6	88.1
Total	$907.2	$253.5	$163.5	$92.0	$398.2
Total consolidated debt as of February 27, 2015 was $284.3. Of our total debt, $249.9 is in the form of term notes due in 2021 and $33.5 is related to financing secured by our two corporate aircraft due in 2017.
We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2025. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
Committed capital expenditures represent obligations we have related to property, plant and equipment purchases, with the majority related to progress payments toward a replacement corporate aircraft.

Purchase obligations represent obligations under non-cancelable signed contracts to purchase goods or services beyond the needs of meeting current backlog or production.
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
The contractual obligations table above is current as of February 27, 2015. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 27, 2015 were:

Liquidity Facilities	February 27, 2015
Global committed bank facility	$125.0
Various uncommitted lines	29.7
Total credit lines available	154.7
Less: borrowings outstanding	—
Available capacity	$154.7
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 27, 2015, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings on uncommitted facilities as of February 27, 2015. In addition, we have a revolving letter of credit agreement for $11.5 of which $9.5 was utilized primarily for standby letters of credit in support of our self-insured workers’ compensation programs as of February 27, 2015. There were no draws on our standby letters of credit during 2015.
Total consolidated debt as of February 27, 2015 was $284.3. Our debt primarily consists of $249.9 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 27, 2015 of $33.5. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in Q2 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to our other debt facilities.
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
We expect capital expenditures to total approximately $100 in 2016 compared to $98 in 2015. This amount includes progress payments toward a replacement corporate aircraft, global upgrades to various manufacturing technologies and investments in showrooms. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 24, 2015, we announced a quarterly dividend on our common stock of $0.1125 per share, or $13.7, to be paid in Q1 2016. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2015, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision.
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
During Q4 2015, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method and reconciled the sum of the fair values of our reporting units to our total market capitalization plus a control premium (our “adjusted market capitalization”). The control premium represents an estimate associated with obtaining control of the company in an acquisition of the outstanding shares of Class A Common Stock and Class B Common Stock. The DCF analysis used the present value of projected cash flows and a residual value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections.
As part of the annual reconciliation to our adjusted market capitalization, we made adjustments to the discount rates used in calculating the estimated fair value of the reporting units. The discount rates ranged from 11.5% to 15.0%. Due to the subjective nature of this reconciliation process, these assumptions could change over time, which may result in future impairment charges.
There were no impairments for any reporting units in 2015.
In 2014, as a result of our impairment analysis, we recorded a $12.3 impairment charge for goodwill and a $0.6 impairment charge for other intangible assets in our Asia Pacific reporting unit, and there was no remaining net goodwill in the Asia Pacific reporting unit as of February 27, 2015 and February 28, 2014. See further details in Note 10 to the consolidated financial statements.
As of February 27, 2015, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheets as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$88.7	$9.3
EMEA	—	1.1
Other category	18.5	4.3
Total	$107.2	$14.7
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,542.0
Other category	68.0
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,311.0
Other category	58.0
As of February 27, 2015, no reporting units had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
See Note 2 and Note 10 to the consolidated financial statements for additional information.
Income Taxes
Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating tax positions. Tax positions are reviewed quarterly, and balances are adjusted as new information becomes available.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $0.2 as of February 27, 2015.
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. We believe that this new model will generate taxable income for our Steelcase European subsidiaries and potentially allow for utilization of net operating loss carryforwards which currently reflect valuation allowances. As of February 27, 2015, we maintained a full valuation allowance against our French net deferred tax assets, totaling $61.1 due to the long history of large net operating losses in France, including losses generated in 2015, and the fact that the contract manufacturing model was not fully implemented in 2015. It is possible that sufficient positive evidence may become available in 2016 or future periods to reach a conclusion that the valuation allowance should be reversed. A change in judgment regarding our expected ability to realize net deferred tax assets would be accounted for as a discrete tax benefit in the period in which it occurs.
In 2014, we recorded a $20.2 worthless stock deduction and a $1.7 bad debt deduction that reduced our 2014 U.S. tax liabilities by $8.5. The deductions related to the liquidation of certain subsidiaries in the Asia Pacific region.
In 2013, we recorded excess foreign tax credits of $57.6.  More specifically, we converted a wholly owned French holding company from a disregarded entity to a controlled foreign corporation for U.S. tax purposes, and the conversion caused outstanding intercompany debt to be treated as a deemed dividend taxable in the U.S.  Foreign taxes paid on the income that generated the deemed dividend exceeded the U.S. tax cost creating excess foreign tax credits of $56.7. Other cash dividends received from our Canadian subsidiary resulted in excess foreign tax credits of $0.9.
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 27, 2015, we recorded tax benefits from operating loss carryforwards of $83.3, but we also have recorded valuation allowances totaling $67.3, which reduced our recorded tax benefit to $16.0. It is considered more likely than not that a $16.0 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established or adjusted.
Additionally, we have deferred tax assets related to tax credit carryforwards of $25.9. The majority of these credit carryforwards are the result of a tax planning strategy entered into during 2013. In 2015, we added $5.7 related to investment tax credits granted by the Czech Republic for investments in qualifying manufacturing equipment placed in service during 2015. We expect to utilize $14.7 of the U.S. credits with the filing of our 2015 U.S. tax return. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining excess foreign tax credits (as well as the remaining other credits) within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits generated in 2015 is effectively 13 years. We have projected our pretax earnings in Czech Republic and also expect to fully utilize these credits within the allowable carryover period. Similar to our treatment of operating loss carryforwards, a valuation allowance will be established on the credit carryforwards if available evidence raises doubt about their expected realization.
As of February 27, 2015, we have recorded valuation allowances totaling $72.7 against deferred tax assets, including net operating losses of $67.3 and other deductible temporary tax differences of $5.4. The $15.1 of deferred tax assets related to net operating losses for which there is no valuation allowance recorded as of February 27, 2015 is anticipated to be realized through future operating profits. Our judgment related to the realization of deferred tax assets is based on current and expected market conditions and could change in the event market conditions and our profitability in these jurisdictions differ significantly from our current estimates. See the discussion above regarding our French net deferred tax assets.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2015 of approximately $4.2.
See Note 15 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 27, 2015 and February 28, 2014, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 27, 2015	February 28, 2014	February 27, 2015	February 28, 2014
Fair value of plan assets	$54.5	$55.0	$—	$—
Benefit plan obligations	103.6	103.5	73.7	69.1
Funded status	$(49.1)	$(48.5)	$(73.7)	$(69.1)
The post-retirement medical and life insurance plans are unfunded. As of February 27, 2015, approximately 68% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. Our investments in whole life and variable life COLI policies with a net cash surrender value of $159.5 as of February 27, 2015 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
We recognize the cost of benefits provided during retirement over the employees’ active working lives. Inherent in this approach is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and benefit obligations include, among others, the discount rate and health care cost trend rates. These and other assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, benefit payments, expenses paid from the fund, rates of termination, medical inflation, regulatory requirements, plan changes and governmental coverage changes.
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each fiscal year.
Based on consolidated benefit obligations as of February 27, 2015, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2015 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $14. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 27, 2015, our initial rate of 6.86% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable due to our change to a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 27, 2015, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2015 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net experience losses recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets were $7.7 as of February 27, 2015 and $24.5 as of February 28, 2014.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2015, 2014 and 2013, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the United Kingdom pound sterling and the Mexican peso. Revenue from foreign locations represented approximately 32% of our consolidated revenue in 2015, 32% in 2014 and 34% in 2013. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. We do not use derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $2 in 2015, $1 in 2014 and $2 in 2013. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 27, 2015 and February 28, 2014, the cumulative net currency translation adjustments reduced shareholders’ equity by $38.7 and $19.5, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income (expense), net on the Consolidated Statements of Income. For 2015 and 2014, net foreign currency exchange losses were $5.0 and $5.1, respectively. For 2013, net foreign currency exchange gains were $1.2.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk

We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and highly-rated corporate debt securities. Additionally, we held auction rate securities with a par value of $11.7 as of February 27, 2015. These investments are classified as long-term since no liquid markets currently exist for these securities. The risk on our short-term and long-term borrowings is primarily related to a loan with a balance of $33.5 and $35.8 as of February 27, 2015 and February 28, 2014, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 3.35%.
We estimate a 1% increase in interest rates would have increased our net income by approximately $1 in 2015, 2014 and 2013, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 27, 2015, approximately 36% of our fixed-income investments mature within one year, approximately 28% in two years, approximately 29% in three years and approximately 7% in four or more years.
See Note 6 and Note 12 to the consolidated financial statements for additional information.
Commodity Price Risk
We are exposed to commodity price risk primarily on our raw material purchases. These raw materials are not rare or unique to our industry. The cost of steel, petroleum-based products, aluminum, other metals, wood, particleboard and other commodities, such as fuel and energy, has fluctuated in recent years due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, rapid increases in raw material costs can be very difficult to offset with price increases because of contractual agreements with our customers, and it is difficult to find effective financial instruments to hedge against such changes.
As a result of changes in commodity costs, cost of sales increased approximately $6 during 2015, decreased approximately $3 in 2014 and increased $2 in 2013. The increase in commodity costs during 2015 was driven primarily by higher steel and transportation costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12 in 2015, 2014 and 2013. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. During Q4 2015, our investments in variable life COLI policies were allocated at approximately 40% fixed income and 60% equity. During Q4 2014 through Q3 2015, our investments were allocated at approximately 50% fixed income and 50% equity. During Q1 2013 through Q3 2014, the majority of our investments in variable life COLI policies were in fixed income securities.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $2 in 2015 and 2014 and would not have been material in 2013. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 27, 2015.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 27, 2015 of the Company and our report dated April 16, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 27, 2015 and February 28, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 27, 2015 and February 28, 2014 and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 27, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 16, 2015

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Revenue	$3,059.7	$2,988.9	$2,868.7
Cost of sales	2,106.2	2,046.5	1,987.8
Restructuring costs (benefits)	37.5	(2.8)	14.9
Gross profit	916.0	945.2	866.0
Operating expenses	768.0	757.0	727.0
Goodwill and intangible asset impairment charges	—	12.9	59.9
Restructuring costs	3.1	9.4	19.8
Operating income	144.9	165.9	59.3
Interest expense	(17.7)	(17.8)	(17.8)
Investment income (loss)	1.4	(0.3)	3.7
Other income (expense), net	8.4	(0.6)	9.7
Income before income tax expense	137.0	147.2	54.9
Income tax expense	50.9	59.5	16.1
Net income	$86.1	$87.7	$38.8
Earnings per share:
Basic	$0.69	$0.70	$0.30
Diluted	$0.68	$0.69	$0.30

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Net income	$86.1	$87.7	$38.8

Other comprehensive income (loss), gross:
Unrealized gain on investments	—	0.3	2.5
Pension and other post-retirement liability adjustments	(16.8)	1.1	—
Derivative adjustments	0.1	—	—
Foreign currency translation adjustments	(19.2)	4.1	(5.8)
Total other comprehensive income (loss), gross	(35.9)	5.5	(3.3)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized loss on investments	—	(0.1)	(0.9)
Pension and other post-retirement liability adjustments	5.7	(0.4)	(0.8)
Derivative adjustments	—	—	—
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	5.7	(0.5)	(1.7)

Other comprehensive income (loss), net:
Unrealized gain on investments	—	0.2	1.6
Pension and other post-retirement liability adjustments	(11.1)	0.7	(0.8)
Derivative adjustments	0.1	—	—
Foreign currency translation adjustments	(19.2)	4.1	(5.8)
Total other comprehensive income (loss), net	(30.2)	5.0	(5.0)
Comprehensive income	$55.9	$92.7	$33.8

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 27, 2015	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$176.5	$201.8
Short-term investments	68.3	119.5
Accounts receivable, net of allowances of $14.6 and $13.0	325.6	306.8
Inventories	166.2	151.5
Deferred income taxes	46.4	56.0
Prepaid expenses	16.5	19.3
Other current assets	56.0	35.0
Total current assets	855.5	889.9
Property, plant and equipment, net of accumulated depreciation of $1,055.9 and $1,140.8	389.5	377.0
Company-owned life insurance ("COLI")	159.5	154.3
Deferred income taxes	100.1	85.1
Goodwill	107.2	108.1
Other intangible assets, net of accumulated amortization of $41.1 and $41.8	14.7	16.6
Investments in unconsolidated affiliates	59.1	53.0
Other assets	36.2	42.7
Total assets	$1,721.8	$1,726.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215.0	$212.5
Short-term borrowings and current portion of long-term debt	2.5	2.6
Accrued expenses:
Employee compensation	151.9	152.8
Employee benefit plan obligations	29.4	26.1
Customer deposits	25.1	16.0
Product warranties	22.4	17.5
Other	99.0	110.7
Total current liabilities	545.3	538.2
Long-term liabilities:
Long-term debt less current maturities	281.8	284.4
Employee benefit plan obligations	158.2	151.1
Other long-term liabilities	72.7	75.9
Total long-term liabilities	512.7	511.4
Total liabilities	1,058.0	1,049.6
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 89,248,134 and 89,909,946 issued and outstanding	—	—
Class B common stock-no par value; 475,000,000 shares authorized, 32,220,413 and 32,966,818 issued and outstanding	—	—
Additional paid-in capital	5.0	—
Accumulated other comprehensive income (loss)	(29.4)	0.8
Retained earnings	688.2	676.3
Total shareholders’ equity	663.8	677.1
Total liabilities and shareholders’ equity	$1,721.8	$1,726.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 24, 2012	126,489,329	$1.1	$—	$32.6	$0.8	$652.0	$686.5
Common stock issuance	43,238			0.3			0.3
Common stock repurchases	(2,346,590)	(1.1)		(18.8)			(19.9)
Tax effect of exercise of stock awards				3.8			3.8
Performance units issued as common stock	763,425
Restricted stock units issued as common stock	215,185
Performance units and restricted stock units expense				9.3			9.3
Other comprehensive income (loss)					(5.0)		(5.0)
Dividends paid ($0.36 per share)						(45.8)	(45.8)
Net income						38.8	38.8
February 22, 2013	125,164,587	$—	$—	$27.2	$(4.2)	$645.0	$668.0
Common stock issuance	31,790			0.5			0.5
Common stock repurchases	(3,619,817)			(43.7)		(6.2)	(49.9)
Tax effect of exercise of stock awards				0.5			0.5
Performance units issued as common stock	1,018,500
Restricted stock units issued as common stock	281,704
Performance units and restricted stock units expense				16.3			16.3
Other repurchases related to stock vested not yet issued				(0.8)			(0.8)
Other comprehensive income (loss)					5.0		5.0
Dividends paid ($0.40 per share)						(50.2)	(50.2)
Net income						87.7	87.7
February 28, 2014	122,876,764	$—	$—	$—	$0.8	$676.3	$677.1
Common stock issuance	48,064			0.8			0.8
Common stock repurchases	(2,365,897)			(14.6)		(21.7)	(36.3)
Tax effect of exercise of stock awards				1.6			1.6
Performance units issued as common stock	453,627
Restricted stock units issued as common stock	455,989
Performance units and restricted stock units expense				17.6			17.6
Other repurchases related to stock vested not yet issued				(0.4)			(0.4)
Other comprehensive income (loss)					(30.2)		(30.2)
Dividends paid ($0.42 per share)						(52.5)	(52.5)
Net income						86.1	86.1
February 27, 2015	121,468,547	$—	$—	$5.0	$(29.4)	$688.2	$663.8

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
OPERATING ACTIVITIES
Net income	$86.1	$87.7	$38.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59.9	60.0	58.3
Goodwill and intangible asset impairment charges	—	12.9	59.9
Deferred income taxes	0.4	14.1	(3.0)
Non-cash restructuring costs	11.6	6.6	34.7
Non-cash stock compensation	18.4	16.8	9.6
Equity in income of unconsolidated affiliates	(15.2)	(10.2)	(9.4)
Dividends received from unconsolidated affiliates	10.7	6.2	5.4
Other	(5.6)	2.1	3.6
Changes in operating assets and liabilities, net of acquisitions, divestitures and deconsolidations:
Accounts receivable	(43.7)	(15.7)	(12.8)
Inventories	(27.2)	(13.1)	2.1
Other assets	(15.5)	(6.6)	2.4
Accounts payable	12.6	12.7	3.4
Employee compensation liabilities	(11.3)	5.5	5.8
Employee benefit obligations	(1.3)	(4.1)	(2.9)
Accrued expenses and other liabilities	4.3	3.9	(8.6)
Net cash provided by operating activities	84.2	178.8	187.3
INVESTING ACTIVITIES
Capital expenditures	(97.5)	(86.8)	(74.0)
Proceeds from disposal of fixed assets	19.7	9.5	15.5
Purchases of investments	(91.4)	(146.7)	(78.6)
Liquidations of investments	149.1	122.3	62.6
Liquidations of COLI	—	74.5	—
Acquisitions, net of cash acquired	—	—	(6.2)
Other	5.8	2.0	(4.8)
Net cash used in investing activities	(14.3)	(25.2)	(85.5)
FINANCING ACTIVITIES
Dividends paid	(52.5)	(50.2)	(45.8)
Common stock repurchases	(36.3)	(49.9)	(19.9)
Excess tax benefit from vesting of stock awards	1.6	0.5	3.8
Borrowings of long-term debt, net of issuance costs	—	0.6	0.3
Repayments of long-term debt	(2.5)	(2.5)	(2.6)
Borrowings of lines of credit	—	0.2	1.5
Repayments of lines of credit	(0.1)	(0.3)	(1.5)
Net cash used in financing activities	(89.8)	(101.6)	(64.2)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(0.6)	0.7
Net increase (decrease) in cash and cash equivalents	(25.3)	51.4	38.3
Cash and cash equivalents, beginning of period	201.8	150.4	112.1
Cash and cash equivalents, end of period	$176.5	$201.8	$150.4
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$60.4	$33.1	$9.4
Interest paid, net of amounts capitalized	$17.2	$17.4	$17.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 10,700 employees. We operate manufacturing and distribution center facilities in 22 principal locations. We distribute products through various channels, including independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 27, 2015 and February 22, 2013 contained 52 weeks. The fiscal year ended February 28, 2014 contained 53 weeks, with Q4 2014 containing 14 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions we may undertake in the future, actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency
For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the applicable period.
Foreign currency transaction gains and losses, net of derivatives, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net on the Consolidated Statements of Income.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 27, 2015 and February 28, 2014 was $2.5 and $9.0, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation claims and construction in progress in 2014. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluate goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision. See Note 10 for additional information.

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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation, product liability and employee medical, dental, and short-term disability claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.
Our total net reserve for estimated domestic workers’ compensation claims incurred as of February 27, 2015 and February 28, 2014 was $13.7 and $14.6, respectively. Our reserve for estimated domestic workers’ compensation claims expected to be paid within one year as of February 27, 2015 and February 28, 2014 was $3.8 and $5.0, respectively, and is included in Accrued expenses: Other on the Consolidated Balance Sheets, while our reserve for estimated domestic workers’ compensation claims expected to be paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets. In addition, $4.5 of these claims expected to be paid beyond one year recorded as of February 27, 2015 is offset by a corresponding asset representing the portion of these claims expected to be paid by a third party insurance provider, which asset is included in Other long-term assets on the Consolidated Balance Sheet.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our net reserve for estimated product liability claims incurred as of February 27, 2015 and February 28, 2014 was $6.9 and $5.8, respectively. Our reserve for estimated product liability claims expected to be paid within one year is included in Accrued expenses: Other on the Consolidated Balance Sheets. The portion of these claims expected to paid beyond one year is included in Other long-term liabilities on the Consolidated Balance Sheets. In addition, $2.5 of these claims expected to be paid beyond one year recorded as of February 27, 2015 is offset by a corresponding asset representing the portion of these claims expected to be paid by a third party insurance provider, which asset is included in Other long-term assets on the Consolidated Balance Sheet.
The estimate for employee medical, dental, and short-term disability claims incurred as of February 27, 2015 and February 28, 2014 was $3.1 and $2.8, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.

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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Balance as of beginning of period	$37.3	$31.1	$29.9
Accruals related to product warranties, recalls and retrofits	17.1	16.2	10.7
Adjustments related to changes in estimates	—	4.6	(0.3)
Reductions for settlements	(13.6)	(14.9)	(9.4)
Currency translation adjustments	(1.4)	0.3	0.2
Balance as of end of period	$39.4	$37.3	$31.1
Our reserve for estimated settlements expected to be paid beyond one year as of February 27, 2015 and February 28, 2014 was $17.0 and $19.8, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the fiscal year end and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost), experience gains(losses) or transition obligation is reported, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. See Note 13 for additional information.
Environmental Matters
Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown. The liability for environmental contingencies included in Accrued expenses: Other on the Consolidated Balance Sheets was $5.6 and $6.6 as of February 27, 2015 and February 28, 2014, respectively. These liabilities were discounted using a rate of 4.0% and 3.6% as of February 27, 2015 and February 28, 2014,

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Our undiscounted liabilities were $7.1 and $8.5 as of February 27, 2015 and February 28, 2014, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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
Research and Development Expenses
Research and development expenses, which are expensed as incurred, were $38.5 for 2015, $35.9 for 2014 and $36.0 for 2013. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.

Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. These deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the consolidated statements of income in the period that includes the enactment date.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record reserves for uncertain tax positions except to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. See Note 15 for additional information.
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled.
Restricted stock units and performance units are credited to equity as they are expensed over the requisite service periods based on the grant date fair value of the shares expected to be issued. See Note 16 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $284.3 and $287.0 as of February 27, 2015 and February 28, 2014, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $323 and $327 as of February 27, 2015 and February 28, 2014, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
See Note 6 and Note 12 for additional information.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, the Mexican peso, the Canadian dollar, the United Kingdom pound sterling and the Australian dollar and have maturity dates less than one year. See Note 6 for additional information.
Assets and liabilities related to derivative instruments as of February 27, 2015 and February 28, 2014 are summarized below:

Consolidated Balance Sheets	February 27, 2015	February 28, 2014
Other current assets	$24.1	$0.3
Accrued expenses	(3.1)	(3.2)
Total net fair value of derivative instruments (1)	$21.0	$(2.9)
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $212.7 as of February 27, 2015 and $122.4 as of February 28, 2014.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains (losses) recognized from derivative instrument activity in 2015, 2014 and 2013 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Cost of sales	$(1.6)	$(0.1)	$0.2
Operating expenses	(0.6)	—	0.1
Other income (expense), net	23.8	(3.5)	(0.5)
Total net gains (losses)	$21.6	$(3.6)	$(0.2)
The net gains recognized from derivative instruments in other income (expense), net for 2015 were largely offset by related foreign currency losses on our intercompany loans.

3.	NEW ACCOUNTING STANDARDS
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

Computation of Earnings per Share	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Net income	$86.1	$87.7	$38.8
Adjustment for earnings attributable to participating securities	(1.6)	(1.4)	(0.6)
Net income used in calculating earnings per share	$84.5	$86.3	$38.2
Weighted-average common shares outstanding including participating securities (in millions)	124.4	126.0	127.4
Adjustment for participating securities (in millions)	(2.3)	(1.9)	(1.8)
Shares used in calculating basic earnings per share (in millions)	122.1	124.1	125.6
Effect of dilutive stock-based compensation (in millions)	1.6	1.3	1.7
Shares used in calculating diluted earnings per share (in millions)	123.7	125.4	127.3
Earnings per share:
Basic	$0.69	$0.70	$0.30
Diluted	$0.68	$0.69	$0.30
Total common shares outstanding at period end (in millions)	121.5	122.9	125.2
Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	—	0.1	—

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 27, 2015 and February 28, 2014:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2013	$0.6	$18.9	$(0.1)	$(23.6)	$(4.2)
Other comprehensive income before reclassifications	0.3	6.4	—	4.1	10.8
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	(5.7)	—	—	(5.8)
Net other comprehensive income during period	0.2	0.7	—	4.1	5.0
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8
Other comprehensive income (loss) before reclassifications	—	(7.6)	—	(19.2)	(26.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.5)	0.1	—	(3.4)
Net other comprehensive income (loss) during period	—	(11.1)	0.1	(19.2)	(30.2)
Balance as of February 27, 2015	$0.8	$8.5	$—	$(38.7)	$(29.4)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 27, 2015 and February 28, 2014:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 27, 2015	February 28, 2014
Unrealized gains on investments	$—	$(0.1)	Other income (expense), net
	—	—	Income tax expense
	—	(0.1)	Net income

Unrealized gains on derivatives	0.1	—	Other income (expense), net
	—	—	Income tax expense
	0.1	—	Net income
Amortization of pension and other post-retirement liability adjustments
Actuarial losses	1.3	0.3	Cost of sales
Actuarial losses	0.7	1.2	Operating expenses
Prior service credit	(4.2)	(4.3)	Cost of sales
Prior service credit	(4.8)	(4.8)	Operating expenses
	3.5	1.9	Income tax expense
	(3.5)	(5.7)	Net income
Total reclassifications	$(3.4)	$(5.8)

6.	FAIR VALUE

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 27, 2015 and February 28, 2014 are summarized below:

Fair Value of Financial Instruments	February 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.5	$—	$—	$176.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.7	—	30.7
U.S. agency debt securities	—	24.1	—	24.1
Asset-backed securities	—	7.7	—	7.7
U.S. government debt securities	4.3	—	—	4.3
Municipal debt securities	—	0.8	—	0.8
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	24.1	—	24.1
Auction rate securities	—	—	9.7	9.7
Canadian asset-backed commercial paper restructuring notes	—	3.4	—	3.4
	$183.3	$91.5	$9.7	$284.5
Liabilities:
Foreign exchange forward contracts	$—	$(3.1)	$—	$(3.1)
	$—	$(3.1)	$—	$(3.1)

Fair Value of Financial Instruments	February 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.8	$—	$—	$201.8
Restricted cash	9.0	—	—	9.0
Managed investment portfolio and other investments
Corporate debt securities	—	48.0	—	48.0
U.S. agency debt securities	—	48.9	—	48.9
Asset-backed securities	—	5.6	—	5.6
U.S. government debt securities	7.8	—	—	7.8
Municipal debt securities	—	3.4	—	3.4
Other investments	—	5.8	—	5.8
Foreign exchange forward contracts	—	0.3	—	0.3
Auction rate securities	—	—	9.6	9.6
Canadian asset-backed commercial paper restructuring notes	—	3.7	—	3.7
	$218.6	$115.7	$9.6	$343.9
Liabilities:
Foreign exchange forward contracts	$—	$(3.2)	$—	$(3.2)
	$—	$(3.2)	$—	$(3.2)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managed Investment Portfolio and Other Investments
Our managed investment portfolio consists of corporate debt securities, U.S. agency debt securities, asset backed securities, U.S. government debt securities and municipal debt securities. Our investment manager operates under a mandate to keep the average duration of investments under two years. Our managed investment portfolio and other investments are considered available-for-sale. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The cost basis for these investments, determined using the specific identification method, was $67.6 and $119.0 as of February 27, 2015 and February 28, 2014, respectively. Gross unrealized gains were $0.1 for 2015 and $0.2 for 2014. As of February 27, 2015, approximately 36% of the debt securities mature within one year, approximately 28% in two years, approximately 29% in three years and approximately 7% in four or more years.
Foreign Exchange Forward Contracts
From time to time, we enter into forward contracts to reduce the risk of translation into U.S. dollars of certain foreign-denominated transactions, assets and liabilities. We primarily hedge intercompany working capital loans and certain forecasted currency flows from foreign-denominated transactions. The fair value of foreign exchange forward contracts is based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
Auction Rate Securities
As of February 27, 2015, we held auction rate securities (“ARS”) totaling $11.7 of par value. Historically, liquidity for these securities was provided through a Dutch auction process that reset the applicable interest rate at pre-determined short-term intervals. The auctions failed in 2008 and are not being conducted at this time. While there has been no payment default with respect to our ARS, these investments are not widely traded and therefore do not currently have a readily determinable market value. We receive higher penalty interest rates on the securities ranging from 30-day LIBOR plus 2.0 to 2.5%. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to easily liquidate these investments will have no impact on our ability to fund our ongoing operations.
To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to each security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $11.7 have been adjusted to an estimated fair value of $9.7 as of February 27, 2015.
We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Since the auctions failed in 2008, we have recorded other-than-temporary impairment losses and unrealized gains on our ARS investments of $2.5 and $0.5, respectively. The investments other-than-temporarily impaired as of February 27, 2015 were impaired due to general credit declines, and the impairments were recorded in Investment income (loss) in the Consolidated Statements of Income. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. The use of different assumptions could result in a different valuation and additional impairments. For example, an increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.3.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian Asset-Backed Commercial Paper Restructuring Notes
As of February 27, 2015, we held four floating-rate Canadian asset-backed commercial paper restructuring notes with a combined par value of Canadian $4.4. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market, failed to settle on maturity and went into default. We recorded an other-than-temporary impairment of our investment in 2008 of $0.9. In 2014, these assets were transferred out of Level 3 primarily as the result of increased market liquidity and price transparency.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 27, 2015 and February 28, 2014:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities	Canadian Asset-Backed Commercial Paper
Balance as of February 22, 2013	$9.8	$3.5
Unrealized loss on investments	(0.2)	0.5
Currency translation adjustment	—	(0.3)
Transfers out of Level 3	—	(3.7)
Balance as of February 28, 2014	$9.6	$—
Unrealized gain on investments	0.1
Balance as of February 27, 2015	$9.7
There were no other-than-temporary impairments or transfers into Level 3 during either 2015 or 2014. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

7.	INVENTORIES

Inventories	February 27, 2015	February 28, 2014
Raw materials and work-in-process	$96.9	$85.3
Finished goods	90.4	87.7
	187.3	173.0
Revaluation to LIFO	21.1	21.5
	$166.2	$151.5
The portion of inventories determined by the LIFO method aggregated to $78.1 and $70.8 as of February 27, 2015 and February 28, 2014, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 27, 2015	February 28, 2014
Land		$34.1	$41.3
Buildings and improvements	10 – 40	478.7	490.7
Machinery and equipment	3 – 15	692.2	709.2
Furniture and fixtures	5 – 8	55.9	55.9
Leasehold improvements	3 – 10	99.1	52.6
Capitalized software	3 – 10	54.8	128.7
Construction in progress		30.6	39.4
		1,445.4	1,517.8
Accumulated depreciation		(1,055.9)	(1,140.8)
		$389.5	$377.0
A majority of the net book value of property, plant and equipment as of February 27, 2015 relates to machinery and equipment of $167.1 and buildings and improvements of $111.8. A majority of the net book value of property, plant and equipment as of February 28, 2014 relates to machinery and equipment of $152.7 and building and improvements of $103.2. Depreciation expense on property, plant and equipment was $57.1 for 2015, $56.3 for 2014 and $53.6 for 2013. The estimated cost to complete construction in progress was $43.0 and $34.4 as of February 27, 2015 and February 28, 2014, respectively. There were no interest costs capitalized in construction in progress in 2015, 2014 or 2013.
In 2013, we recognized a $12.4 impairment charge in conjunction with the previously announced closure of our Corporate Development Center. The decline in market value of the facility and the completion of employee relocations out of the facility led to the charge in 2013. This charge was included in Restructuring costs in the Consolidated Statements of Income. See Note 19 for further details.
Included in Other current assets on the Consolidated Balance Sheets are $1.3 of land and $5.3 of land, buildings and improvements that are classified as assets “held for sale” as of February 27, 2015 and February 28, 2014, respectively.

9.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
Our investments in COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 27, 2015 aggregated approximately $168, with a related deferred tax asset of approximately $61. The designations of our COLI investments as funding sources for our benefit obligations do not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can designate them to another purpose at any time.
The costs associated with the long-term benefit obligations that the investments are intended to fund are recorded in Operating expenses on the Consolidated Statements of Income. As these costs exceed the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in COLI policies (“COLI income”), we began recording all COLI income in Operating expenses on the Consolidated Statements of Income during Q3 2014.
Prior to Q3 2014, our investments in whole life COLI policies were intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, and our investments in variable life COLI policies were primarily considered a source of corporate liquidity. Additionally, during Q3 2014 we reduced the variable life COLI balances by withdrawing basis of $74.5 (tax-free) and invested the cash proceeds in short-term investments.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances of our COLI investments as of February 27, 2015 and February 28, 2014 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 27, 2015	Net Cash Surrender Value
				February 27, 2015	February 28, 2014
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$118.1	$114.3
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	40% fixed income; 60% equity	41.4	40.0
				$159.5	$154.3
Following is a summary of the allocation of COLI income for 2015, 2014 and 2013:

COLI Income	Whole Life Policies	Variable Life Policies	Total
2015
Cost of sales	$—	$—	$—
Operating expenses	4.2	1.6	5.8
Operating income	4.2	1.6	5.8
Investment income (loss)	—	—	—
Income before income tax expense	$4.2	$1.6	$5.8
2014
Cost of sales	$0.6	$—	$0.6
Operating expenses	4.5	0.9	5.4
Operating income	5.1	0.9	6.0
Investment income	—	(1.8)	(1.8)
Income before income tax expense	$5.1	$(0.9)	$4.2
2013
Cost of sales	$1.2	$—	$1.2
Operating expenses	4.6	—	4.6
Operating income	5.8	—	5.8
Investment income	—	3.0	3.0
Income before income tax expense	$5.8	$3.0	$8.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 27, 2015 and February 28, 2014, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$92.1	$265.0	$116.7	$473.8
Accumulated impairment losses	(1.7)	(265.0)	(85.7)	(352.4)
Balance as of February 22, 2013	$90.4	$—	$31.0	$121.4
Impairments (1)	—	—	(12.3)	(12.3)
Currency translation adjustments	(0.8)	—	(0.2)	(1.0)
Goodwill	91.3	265.0	116.5	472.8
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 28, 2014	$89.6	$—	$18.5	$108.1
Currency translation adjustments	(0.9)	—	—	(0.9)
Goodwill	90.4	265.0	116.5	471.9
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 27, 2015	$88.7	$—	$18.5	$107.2
________________________

(1)	In 2014, we recorded goodwill impairment charges in our Asia Pacific reporting unit. See further details below.
Our goodwill impairment evaluation is a two step process. In step one, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we perform step two to measure the amount of impairment loss, if any. In step two, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
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
Based on the results of the annual impairment test, we concluded that no goodwill impairment existed as of February 27, 2015. The excess of fair value over carrying value for each of our reporting units as of the annual testing date ranged from approximately 81% to approximately 278% of carrying value. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.
In 2014, we determined that it was more likely than not that the fair value of our Asia Pacific reporting unit (in the Other category) had fallen below its carrying value. We recorded a $12.3 goodwill impairment charge, fully impairing goodwill in the Asia Pacific reporting unit as of February 28, 2014. Additionally, we tested the recoverability of the Asia Pacific long-lived assets (other than goodwill and intangible assets) as of February 27, 2015 and February 28, 2014 and concluded that these assets were not impaired.
As of February 27, 2015 and February 28, 2014, our other intangible assets and related accumulated amortization consisted of the following:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets	February 27, 2015				February 28, 2014
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	9.7	$22.8	$21.8	$1.0	$22.8	$20.8	$2.0
Trademarks	10.0	9.4	9.4	—	10.7	10.7	—
Non-compete agreements	6.2	1.2	1.2	—	1.3	1.1	0.2
Other	5.1	9.8	8.7	1.1	11.0	9.2	1.8
		43.2	41.1	2.1	45.8	41.8	4.0
Intangible assets not subject to amortization:
Trademarks	n/a	12.6	—	12.6	12.6	—	12.6
		$55.8	$41.1	$14.7	$58.4	$41.8	$16.6
In 2014, we recorded a charge of $0.6 in Asia Pacific for impairment of other intangible assets. In 2015 and 2013, no intangible asset impairment charges were recorded.
We recorded amortization expense on intangible assets subject to amortization of $1.6 in 2015, $2.1 in 2014 and $3.0 for 2013. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2016	$1.4
2017	0.6
2018	0.1
2019	—
2020	—
$2.1
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

11.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Equity method investments were $52.6 and $46.7 as of February 27, 2015 and February 28, 2014, respectively. Cost method investments were $6.5 and $6.3 as of February 27, 2015 and February 28, 2014. Our investments in unconsolidated affiliates primarily consist of IDEO, dealer relationships and manufacturing joint ventures. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates	February 27, 2015		February 28, 2014
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
IDEO	$18.5	20%	$17.4	20%
Dealer relationships:
Equity method investments	22.1	20%-40%	17.8	20%-40%
Cost method investments	5.8	Less than 10%	5.8	Less than 10%
Total dealer relationships	27.9		23.6
Manufacturing joint ventures:
Equity method investments	12.0	25%-49%	11.5	25%-49%
Other	0.7	1%-39%	0.5	1%-39%
Total investments in unconsolidated affiliates	$59.1		$53.0
Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
IDEO	$3.0	$2.7	$2.6
Dealer relationships	6.5	3.1	3.9
Manufacturing joint ventures	5.7	5.7	3.4
Other	—	(1.3)	(0.5)
Total equity in earnings of unconsolidated affiliates	$15.2	$10.2	$9.4
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

Dealer Relationships
We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network. These dealer relationships may also include asset-based lending and term financing as a result of the dealer facing financial difficulty or facing difficulty in transitioning to new ownership. We choose to make financial investments in these dealers to address these risks or continue our presence in a region as establishing new dealers in a market can take considerable time and resources.
Manufacturing Joint Ventures
We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. The manufacturing joint ventures primarily consist of Steelcase Jeraisy Company Limited, which is located in the Kingdom of Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, accessories and related products for the Kingdom.
The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets	February 27, 2015	February 28, 2014
Total current assets	$171.2	$148.8
Total non-current assets	34.2	29.7
Total assets	$205.4	$178.5
Total current liabilities	$88.9	$72.4
Total long-term liabilities	18.6	21.7
Total liabilities	$107.5	$94.1

Statements of Income	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Revenue	$573.5	$450.7	$515.9
Gross profit	167.3	141.3	151.6
Income before income tax expense	49.7	36.0	34.4
Net income	46.2	32.5	31.6
Dividends received from our investments in unconsolidated affiliates were $10.7, $6.2 and $5.4 in 2015, 2014 and 2013, respectively. We had sales to our unconsolidated affiliates of $277.4, $222.3 and $247.3 in 2015, 2014 and 2013, respectively. Amounts due from our unconsolidated affiliates were $11.0 and $13.2 as of February 27, 2015 and February 28, 2014, respectively.

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 27, 2015	Fiscal Year Maturity Range	February 27, 2015	February 28, 2014
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.9	$249.9
Revolving credit facilities (2)(4)		2018	—	—
Notes payable (3)	LIBOR + 3.35%	2017	33.5	35.8
Capitalized lease obligations	6.0%-6.5%	2016-2017	0.1	0.2
			283.5	285.9
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0%- 8.0%		0.3	0.3
Capitalized lease obligations	1.9%	2019	0.5	0.8
Total short-term borrowings and long-term debt			284.3	287.0
Short-term borrowings and current portion of long-term debt (5)			2.5	2.6
Long-term debt			$281.8	$284.4
________________________

(1)
We have $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were issued at 99.953% of par value. The bond discount of $0.1 and direct debt issuance costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the bond discount, direct debt issuance costs and the deferred loss on interest rate locks related to the debt issuance. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the bond discount and direct debt issuance costs on the 2021 Notes was $0.3 in 2015, 2014 and 2013.

(2)
We have a $125 global committed five-year bank facility which was entered into in Q1 2013. As of February 27, 2015 and February 28, 2014, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.

In addition, we have a $11.5 unsecured committed revolving bank facility which is utilized primarily for standby letters of credit in support of our self-insured workers’ compensation programs. As of February 27, 2015 and February 28, 2014, we had $9.5 and $11.3, respectively, in outstanding standby letters of credit against this facility. We had no draws against our standby letters of credit during 2015 or 2014.

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

(4)
We have unsecured uncommitted short-term credit facilities of up to $3.5 of U.S. dollar obligations and unsecured uncommitted short-term credit facilities of up to $26.2 of foreign currency obligations with various financial institutions as of February 27, 2015. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of February 27, 2015, we had $0.2 in outstanding letters of credit against these facilities. There were no borrowings on these facilities as of February 27, 2015 and February 28, 2014.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 3.5% as of February 27, 2015 and February 28, 2014.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2016	$2.5
2017	31.4
2018	0.1
2019	0.1
2020	—
Thereafter	250.2
$284.3
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
The facility requires us to satisfy two financial covenants:

•
A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness (as determined under the credit agreement) less excess liquidity (as determined under the credit agreement) to (y) trailing four quarter Adjusted EBITDA (as determined under the credit agreement) and is required to be no

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

greater than 3:1. (In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 3.25 to 1.0 for four consecutive quarters).

•
A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter Adjusted EBITDA (as determined under the credit agreement) to (z) trailing four quarter interest expense and is required to be no less than 3.5:1.

The facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. In general, as long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum then permitted, our ability to pay more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 27, 2015, our leverage ratio was less than 2.50 to 1.00.
As of February 27, 2015 and February 28, 2014, we were in compliance with all covenants under the facility.

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 27, 2015	February 28, 2014
Defined contribution retirement plans	$16.7	$15.0
Post-retirement medical benefits	73.7	69.1
Defined benefit pension plans	49.1	48.5
Deferred compensation plans and agreements	46.8	42.7
	$186.3	$175.3

Employee benefit plan assets
Long-term asset	$1.3	$1.6

Employee benefit plan obligations
Current portion	$29.4	$26.1
Long-term portion	158.2	150.8
	$187.6	$176.9

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
Total expense under all defined contribution retirement plans was $26.3 for 2015, $22.6 for 2014 and $19.0 for 2013. We expect to fund approximately $30.6 related to our defined contribution plans in 2016, including funding related to our discretionary profit sharing contributions.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.
In 2012, we changed the model of the post-retirement benefit plan and cost-sharing provisions for the post-65 retiree population. This amendment resulted in a decrease in the accumulated post-retirement projected benefit obligation of $20.9. In 2013, due to a change in the participation assumption resulting from actual participation rates during the year, the accumulated post-retirement projected benefit obligation was reduced by $12.4.

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. In Q4 2015, we closed the plan to new participants and froze the benefits under the plan for current participants upon vesting. The amendment resulted in a decrease to the pension benefit obligation of $1.4. This plan is unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 27, 2015			February 28, 2014
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign
Plan assets	$8.8	$45.7	$—	$8.8	$46.2	$—
Projected benefit plan obligations	10.2	59.8	33.6	9.3	61.3	32.9
Funded status	$(1.4)	$(14.1)	$(33.6)	$(0.5)	$(15.1)	$(32.9)
Long-term asset	$—	$1.3	$—	$—	$1.6	$—
Current liability	—	—	(3.6)	—	(0.1)	(3.3)
Long-term liability	(1.4)	(15.4)	(30.0)	(0.5)	(16.6)	(29.6)
Total benefit plan obligations	$(1.4)	$(14.1)	$(33.6)	$(0.5)	$(15.1)	$(32.9)
Accumulated benefit obligation	$10.2	$55.3	$32.7	$9.3	$55.9	$30.4

As of February 27, 2015, we had one qualified foreign plan in an over-funded status, as plan assets of $12.9 exceeded projected benefit plan obligations of $11.6 by $1.3.

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Assets, Benefit Obligations and Funded Status	Defined Benefit Pension Plans		Post-Retirement Plans
	February 27, 2015	February 28, 2014	February 27, 2015	February 28, 2014
Change in plan assets:
Fair value of plan assets, beginning of year	$55.0	$50.2	$—	$—
Actual return on plan assets	5.5	5.4	—	—
Employer contributions	3.6	3.6	3.3	5.6
Plan participants’ contributions	—	—	2.7	2.9
Estimated Medicare subsidies received	—	—	0.1	0.1
Expenses	(0.3)	—	—	—
Currency changes	(4.1)	1.2	—	—
Benefits paid	(5.2)	(5.4)	(6.1)	(8.6)
Fair value of plan assets, end of year	54.5	55.0	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	103.5	101.7	69.1	77.3
Service cost	3.2	3.5	0.6	0.8
Interest cost	3.6	3.5	2.9	2.8
Amendments	(1.4)	0.1	—	—
Net actuarial (gain) loss	9.8	(0.8)	4.9	(5.7)
Plan participants’ contributions	—	—	2.7	2.9
Medicare subsidies received	—	—	0.1	0.1
Effect of divestiture	(3.2)	—	—	—
Curtailment	—	(0.1)	—	—
Currency changes	(6.7)	2.2	(0.5)	(0.5)
Other adjustments	—	(1.2)	—	—
Benefits paid	(5.2)	(5.4)	(6.1)	(8.6)
Benefit plan obligations, end of year	103.6	103.5	73.7	69.1
Funded status	$(49.1)	$(48.5)	$(73.7)	$(69.1)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	$1.3	$1.6	$—	$—
Current liability	(3.6)	(3.4)	(4.6)	(4.7)
Long-term liability	(46.8)	(46.7)	(69.1)	(64.4)
Net amount recognized	$(49.1)	$(48.5)	$(73.7)	$(69.1)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$23.9	$19.2	$(3.7)	$(8.3)
Prior service cost (credit)	(1.0)	0.6	(26.9)	(36.0)
Total amounts recognized in accumulated other comprehensive income—pretax	$22.9	$19.8	$(30.6)	$(44.3)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$1.0	$0.7	$0.2	$(0.5)
Prior service cost (credit)	(0.2)	0.1	(9.1)	(9.1)
Total amounts recognized in accumulated other comprehensive income—pretax	$0.8	$0.8	$(8.9)	$(9.6)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013	February 27, 2015	February 28, 2014	February 22, 2013
Components of expense:
Service cost	$3.2	$3.5	$3.0	$0.6	$0.8	$0.9
Interest cost	3.6	3.5	3.7	2.9	2.8	3.8
Amortization of net loss (gain)	0.8	1.2	1.1	(0.5)	0.2	0.2
Amortization of prior year service cost (credit)	—	0.1	0.1	(9.1)	(9.2)	(9.3)
Expected return on plan assets	(3.2)	(2.9)	(2.6)	—	—	—
Adjustment due to plan curtailment	0.1	(0.1)	—	—	—	(0.1)
Adjustment due to plan settlement	(2.2)	0.1	0.1	—	—	0.1
Other	—	(0.8)	—	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.3	4.6	5.4	(6.1)	(5.4)	(4.4)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net loss (gain)	7.8	(3.2)	4.8	4.8	(5.7)	(12.4)
Prior service cost (credit)	(1.4)	0.1	—	—	—	—
Amortization of gain (loss)	(0.8)	(1.3)	(1.1)	(0.2)	(0.2)	(0.3)
Amortization of prior year service credit (cost)	—	(0.1)	(0.1)	9.1	9.2	9.4
Gain (losses) recognized as part of the curtailment / settlement	(1.0)	—	—	—	—	—
Prior service cost recognized as a part of curtailment / settlement	(0.1)	—	—	—	—	—
Other	—	(0.3)	—	—	—	—
Total recognized in other comprehensive income	4.5	(4.8)	3.6	13.7	3.3	(3.3)
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$6.8	$(0.2)	$9.0	$7.6	$(2.1)	$(7.7)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Liability Adjustments	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 22, 2013	$23.4	$(4.5)	$18.9
Prior service (cost) credit from plan amendment arising during period	(0.1)	—	(0.1)
Amortization of prior service cost (credit) included in net periodic pension cost	(9.1)	3.5	(5.6)
Net prior service (cost) credit during period	(9.2)	3.5	(5.7)
Net actuarial gain (loss) arising during period	8.9	(3.5)	5.4
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.5	(0.5)	1.0
Net actuarial gain (loss) during period	10.4	(4.0)	6.4
Other	0.3	—	0.3
Foreign currency translation adjustments	(0.4)	0.1	(0.3)
Current period change	1.1	(0.4)	0.7
Balance as of February 28, 2014	$24.5	$(4.9)	$19.6
Prior service (cost) credit from plan amendment arising during period	1.4	(0.5)	0.9
Prior service cost recognized as a part of the curtailment / settlement	0.1	—	0.1
Amortization of prior service cost (credit) included in net periodic pension cost	(9.1)	3.5	(5.6)
Net prior service (cost) credit during period	(7.6)	3.0	(4.6)
Net actuarial gain (loss) arising during period	(12.6)	3.4	(9.2)
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.0	(0.3)	0.7
Gain/losses recognized as a part of the settlement	1.0	—	1.0
Net actuarial gain (loss) during period	(10.6)	3.1	(7.5)
Other	—	—	—
Foreign currency translation adjustments	1.4	(0.4)	1.0
Current period change	(16.8)	5.7	(11.1)
Balance as of February 27, 2015	$7.7	$0.8	$8.5

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013	February 27, 2015	February 28, 2014	February 22, 2013
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.10%	3.80%	3.60%	3.73%	4.31%	3.82%
Rate of salary progression	2.30%	2.70%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.90%	3.70%	4.20%	4.32%	3.82%	4.31%
Expected return on plan assets	4.20%	4.90%	5.00%
Rate of salary progression	2.70%	3.10%	2.90%

The measurement dates for our retiree benefit plans are consistent with our fiscal year-end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. In evaluating the expected return on plan assets, we consider the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists.
The assumed healthcare cost trend was 6.86% for pre-age 65 retirees as of February 27, 2015, gradually declining to 4.50% after five years. As of February 28, 2014, the assumed healthcare cost trend was 7.04% for pre-age 65 retirees, gradually declining to 4.50% after six years. Post-age 65 trend rates are not applicable due to our change to a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 27, 2015:

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
The investments of the foreign plans are managed by third-party investment managers who follow local regulations. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 27, 2015 and February 28, 2014 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 27, 2015		February 28, 2014
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	56%	54%	65%	54%
Debt securities	34	40	24	33
Real estate	2	—	2	4
Other (1)	8	6	9	9
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 27, 2015 and February 28, 2014, by asset category are as follows:

Fair Value of Pension Plan Assets	February 27, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity securities:
U.S. large-cap	1.0	—	—	1.0
U.S. small-cap	1.0	—	—	1.0
U.S. index	1.0	—	—	1.0
International	—	27.8	—	27.8
Fixed income securities:
Bond funds	—	18.5	—	18.5
Other investments:
Group annuity contract (1)	—	—	2.1	2.1
Guaranteed insurance contracts (2)	—	—	1.3	1.3
Property funds	1.0	—	—	1.0
	$4.8	$46.3	$3.4	$54.5

Fair Value of Pension Plan Assets	February 28, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Equity securities:
U.S. large-cap	0.9	—	—	0.9
U.S. small-cap	0.9	—	—	0.9
U.S. index	1.0	—	—	1.0
International	—	24.9	—	24.9
Fixed income securities:
Bond funds	—	8.5	—	8.5
Other investments:
Group annuity contract (1)	—	—	2.3	2.3
Insurance products	—	13.9	—	13.9
Guaranteed insurance contracts (2)	—	—	1.6	1.6
Property funds	0.9	—	—	0.9
	$3.8	$47.3	$3.9	$55.0
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 27, 2015 and February 28, 2014:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 22, 2013	$2.4	$1.7
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	0.1
Purchases, sales, and other, net	(0.2)	(0.2)
Balance as of February 28, 2014	$2.3	$1.6
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	(0.2)
Purchases, sales, and other, net	(0.3)	(0.1)
Balance as of February 27, 2015	$2.1	$1.3
We expect to contribute approximately $5 to our pension plans and fund approximately $5 related to our post-retirement plans in 2016. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February	Pension Plans	Post-retirement Plans

2016	$6.8	$4.6
2017	5.8	4.5
2018	6.0	4.6
2019	6.7	4.7
2020	6.7	4.8
2021 - 2025	30.5	24.6
Multi-Employer Pension Plan
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund based on obligations arising from a collective bargaining agreement covering 20 SC Transport Inc. employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, we are not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.
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

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with applicable accounting standards. Any adjustment for a withdrawal

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability would be recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $23.8.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2014	2013		2015	2014	2013
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.3	$0.3	$0.3	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2014 and 2013 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution 2015
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.2%	No
At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2014.
Deferred Compensation Programs
We maintain four deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Under the fourth plan, our non-employee directors may elect to defer all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option selected by the participant.
These deferred compensation obligations are unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 9 for additional information.
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.7 for 2015, $5.0 for 2014 and $4.8 for 2013.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Except for the voting and conversion features described above, the terms of Class A Common Stock and Class B Common Stock are generally similar. That is, the holders are entitled to equal dividends when declared by our Board of Directors and generally will receive the same per share consideration in the event of a merger and be treated on an equal per share basis in the event of a liquidation or winding up of Steelcase Inc. In addition, we are not entitled to issue additional shares of Class B Common Stock, or issue options, rights or warrants to subscribe for additional shares of Class B Common Stock, except that we may make a pro rata offer to all holders of common stock of rights to purchase additional shares of the class of common stock held by them, and any dividend payable in common stock will be paid in the form of Class A Common Stock to Class A holders and Class B Common Stock to Class B holders. Neither class of stock may be split, divided or combined unless the other class is proportionally split, divided or combined.
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
Share Repurchases and Conversions
During 2015, we repurchased 2.4 million shares of our Class A Common Stock for $36.3. During 2014, we repurchased 3.6 million shares of our Class A Common Stock for $49.9. During 2015 and 2014, 0.8 million and 6.2 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

15.	INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Income Taxes—Expense	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Current income taxes:
Federal	$40.0	$26.8	$12.1
State and local	8.8	13.5	1.4
Foreign	1.7	5.1	5.6
	50.5	45.4	19.1
Deferred income taxes:
Federal	4.9	9.3	(48.8)
State and local	1.3	0.1	3.1
Foreign	(5.8)	4.7	42.7
	0.4	14.1	(3.0)
Income tax expense	$50.9	$59.5	$16.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes were based on the following sources of income (loss) before income tax expense:

Source of Income (Loss) Before Income Tax Expense	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Domestic	$146.2	$164.7	$83.8
Foreign	(9.2)	(17.5)	(28.9)
	$137.0	$147.2	$54.9

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

Income Tax Provision Reconciliation	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Tax expense at the U.S. federal statutory rate	$48.0	$51.5	$19.2
Foreign investment tax credits (1)	(5.7)	—	—
Foreign subsidiary liquidation (2)	—	(7.7)	—
Foreign dividends, less applicable foreign tax credits (3)	—	0.2	(57.6)
Valuation allowance provisions and adjustments (4)	6.1	8.4	40.0
Goodwill impairment (5)	—	2.7	12.3
COLI income (6)	(2.0)	(1.5)	(3.1)
State and local income taxes, net of federal	6.3	6.6	2.9
Foreign operations, less applicable foreign tax credits (7)	(1.5)	2.1	2.5
Research tax credit	(1.7)	(1.4)	(1.9)
Tax reserve adjustments (8)	(2.0)	0.2	0.7
Other	3.4	(1.6)	1.1
Total income tax expense recognized	$50.9	$59.5	$16.1
________________________

(1)	Investment tax credits were granted by the Czech Republic for investments in qualifying manufacturing equipment which was put into service in 2015.

(2)
In 2014, a group of foreign subsidiaries was liquidated for tax purposes, triggering a U.S. worthless stock deduction equal to the remaining tax basis in the group and a U.S. deduction for uncollectible intercompany balances due from the group.

(3)
Foreign tax credit carryforwards were generated in 2013 when we converted a wholly owned French holding company from a disregarded entity to a controlled foreign corporation for U.S. tax purposes, and that conversion caused outstanding intercompany debt to be treated as a deemed dividend taxable in the U.S. Foreign taxes paid on the income that generated the deemed dividend exceeded the U.S. tax cost creating an excess foreign tax credit of $56.7. Additionally, other cash dividends received from our Canadian subsidiary resulted in excess foreign tax credits of $0.9 in 2013. Foreign tax credit carryforwards of $20.9 as of February 27, 2015 are expected to be utilized within the remaining allowable 10 year carryfoward period.

(4)	The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments were based on various factors, which are further detailed below.

(5)	The impairment charges related to goodwill recorded in purchase accounting are non-deductible.

(6)	The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus death benefit gains are non-taxable.

(7)
The foreign operations, less applicable foreign tax credits, amounts include the rate differential on foreign operations and the impact of rate reductions in foreign jurisdictions. In 2015, we recorded the tax impacts related to the EMEA contract manufacturing structure implemented in Q4.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Tax reserve adjustments in 2015 related to a German income tax audit which was completed in 2015.

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 27, 2015	February 28, 2014
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$107.4	$113.5
Foreign and domestic net operating loss carryforwards	82.5	89.8
Reserves and accruals	25.8	23.1
Tax credit carryforwards	25.9	23.6
Other, net	10.7	15.8
Total deferred income tax assets	252.3	265.8
Valuation allowances	(72.7)	(81.8)
Net deferred income tax assets	179.6	184.0
Deferred income tax liabilities:
Property, plant and equipment	34.0	29.7
Intangible assets	1.7	16.2
Total deferred income tax liabilities	35.7	45.9
Net deferred income taxes	$143.9	$138.1
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—current	$46.4	$56.0
Deferred income tax assets—non-current	100.1	85.1
Deferred income tax liabilities—current	(1.6)	0.1
Deferred income tax liabilities—non-current	(1.0)	2.9
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As of February 27, 2015, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $152.8 of unremitted foreign earnings we consider permanently reinvested. We believe the U.S. tax cost, net of related foreign tax credits, on the unremitted foreign earnings would be approximately $12.8 if the amounts were not considered permanently reinvested.
We establish valuation allowances against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized. All evidence, both positive and negative, is identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends, in

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part, on the existence of sufficient taxable income of appropriate character within the carryforward period available under tax law applicable in the jurisdiction in which the losses were incurred.
At February 27, 2015, the valuation allowance of $72.7 is comprised of $72.3 relating to foreign deferred tax assets, of which $61.1 relates to our French subsidiaries. In 2015, we recorded a decrease of $9.1 related to the valuation allowance, primarily due to currency fluctuations of $13.8, which was partially offset by increases due to current losses of $4.7, of which $3.4 related to our French subsidiaries. In 2014, we recorded a net increase of $11.4 related to the valuation allowance, of which $5.9 related to our French subsidiaries.
Deferred tax assets related to our French subsidiaries are fully reserved. Therefore, in 2015, the increase in the valuation allowance is due to additional current year losses. The valuation allowances of the remaining entities increased due to updated assessments about the ultimate realization of the related deferred tax assets.
In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:

•	the nature, frequency and severity of cumulative losses in recent years,

•	the predictability of future income,

•	prudent and feasible tax planning strategies that could be implemented, to protect the loss of the deferred tax assets and

•	the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly increasing cumulative losses and the continuing inability to materially achieve sales and profit projections, we were unable to assert that it is more likely than not that the deferred tax assets in France, our owned dealer in the United Kingdom, Morocco, China, the Netherlands, Hong Kong and Belgium would be realized as of February 27, 2015.
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. We believe that this new model will generate taxable income for our Steelcase European subsidiaries and potentially allow for utilization of net operating loss carryforwards which currently reflect valuation allowances. As of February 27, 2015, we maintained a full valuation allowance against our French net deferred tax assets, totaling $61.1 due to the long history of large net operating losses in France, including losses generated in 2015, and the fact that the contract manufacturing model was not fully implemented in 2015. It is possible that sufficient positive evidence may become available in 2016 or future periods to reach a conclusion that the valuation allowance should be reversed. A change in judgment regarding our expected ability to realize net deferred tax assets would be accounted for as a discrete tax benefit in the period in which it occurs.
Current Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Current Income Taxes	February 27, 2015	February 28, 2014
Other current assets:
Income taxes receivable	$10.9	$3.9
Accrued expenses:
Income taxes payable	$2.8	$2.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Tax Effected Net Operating Loss Carryforwards				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2016	$—	$—	$5.4	$—	$—	$1.6	$1.6	$—
2017	—	—	1.3	—	—	0.4	0.4	—
2018	—	—	2.7	—	—	0.8	0.8	—
2019	—	—	3.8	—	—	1.1	1.1	—
2020-2035	—	31.9	10.0	—	2.5	2.3	4.8	25.9
No expiration	—	—	245.8	—	—	74.6	74.6	—
	$—	$31.9	$269.0	—	2.5	80.8	83.3	25.9
Valuation allowances				—	(0.4)	(66.9)	(67.3)	—
Net benefit				$—	$2.1	$13.9	$16.0	$25.9
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $41.9 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include, the United States 2015, Canada 2011 through 2015, France 2010 through 2015 and Germany 2013 through 2015. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2015, 2014 and 2013.
As of February 27, 2015 and February 28, 2014, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 27, 2015	February 28, 2014
Other accrued expenses	$—	$—
Other long-term liabilities	0.2	2.2
	$0.2	$2.2
The decrease of $2.0 in 2015 was primarily due to settlements and resolutions of income tax audits.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Balance as of beginning of period	$12.7	$12.2	$11.5
Gross increases—tax positions in prior period	—	0.4	1.6
Gross decreases—tax positions in prior period	(1.9)	—	(0.9)
Gross increases—tax positions in current period	—	0.1	—
Currency translation adjustment	(2.0)	—	—
Balance as of end of period	$8.8	$12.7	$12.2
Unrecognized tax benefits of $0.2, if favorably resolved, would affect our effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months. We are not able to reasonably estimate the amount of or the future periods in which changes in unrecognized tax benefits may be resolved; however, we do not anticipate any significant changes within the next twelve months.
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of the liability for uncertain tax positions. If we prevail on these tax positions, which total $8.6, the resolution of these items would not impact tax expense, since the positions were taken in countries where we currently have recorded full valuation allowances.

16.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of the Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 9,876,773 and 11,317,414 shares remaining for future issuance under our Incentive Compensation Plan as of February 27, 2015 and February 28, 2014, respectively.
A variety of awards may be granted under the Incentive Compensation Plan, including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three or five years or at the time a participant becomes a qualified retiree. Stock options granted under the Incentive Compensation Plan may be either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code or non-qualified stock options not so intended. Our Board of Directors may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.
Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 27, 2015
Performance units (1)	1,418,312
Restricted stock units	2,110,822
Total outstanding awards	3,529,134
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

The share-based compensation awards outstanding as of February 27, 2015 consist of restricted stock units and performance units, and the majority of the outstanding awards are held by our executive officers.
In the event of a “change of control,” as defined in the Incentive Compensation Plan,

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from 0 to 1,418,312 shares as of February 27, 2015. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors.
Half of the performance units granted in 2015 and 2014 can be earned based on our three-year average return on invested capital ("ROIC PSUs"), which is a performance condition. The number of shares that may be earned under the ROIC PSUs can range from 0% to 200% of the target amount. The ROIC PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of ROIC PSUs that will ultimately be earned changes. The weighted-average grant date fair value per share of ROIC PSUs granted was $16.69. The fair value is equal to the closing price on the date of the grant.
The remaining half of the performance units granted in 2015 and 2014 and all performance units granted in 2013 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of units that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the TSR PSUs granted in 2013 were earned at 200% of the target level and 1,026,000 shares of Class A Common Stock were issued to participants in Q1 2016. The TSR PSUs granted in 2012 were earned at 106.6% of the target level and 453,627 shares of Class A Common Stock were issued to participants in Q1 2015.

The fair values of the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $6.1, $5.7 and $6.4 for the TSR PSUs granted in 2015, 2014 and 2013, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2015 Awards	2014 Awards	2013 Awards
Three-year risk-free interest rate (1)	0.7%	0.3%	0.5%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	42.2%	44.7%	49.8%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s Class A Common Stock for the three-year period preceding the grant date.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per TSR PSU:

Grant Date Fair Value per TSR PSU	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Weighted-average grant date fair value per share of TSR PSUs granted during 2015, 2014 and 2013	$23.25	$15.50	$11.92
The total performance units expense and associated tax benefit in 2015, 2014 and 2013 was as follows:

Performance Units	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Expense	$5.1	$6.0	$5.5
Tax benefit	1.8	2.3	3.0
The 2015 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2014	1,833,288	$14.04
Granted	611,024	19.97
Vested	(1,026,000)	11.92
Nonvested as of February 27, 2015	1,418,312	16.63
As of February 27, 2015, there was $4.6 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years.
The total fair value of performance units vested following completion of the three-year performance periods during 2015, 2014 and 2013 was $20.9, $6.7 and $14.0, respectively. The fair value was determined based upon the closing stock price of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
Restricted Stock Units
Restricted stock units (“RSUs”) have restrictions on transfer which lapse one, three or five years (depending on the terms of the individual grant) after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

Grant Date Fair Value per Share	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Weighted-average grant date fair value per share of RSUs granted during 2015, 2014 and 2013	$16.68	$13.46	$9.66
The total RSUs expense and associated tax benefit in 2015, 2014 and 2013 is as follows:

Restricted Stock Units	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Expense	$12.5	$10.3	$3.8
Tax benefit	4.5	3.3	1.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2015 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 28, 2014	2,001,758	$11.71
Granted	836,153	16.68
Vested	(672,489)	10.79
Forfeited	(54,600)	13.45
Nonvested as of February 27, 2015	2,110,822	14.61
There was $9.4 of remaining unrecognized compensation cost related to RSUs as of February 27, 2015. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of restricted stock and RSUs vested was $10.9, $4.2 and $1.7 during 2015, 2014 and 2013, respectively. The fair value was determined based upon the closing stock price of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares may be issued to members of our Board of Directors as compensation for director’s fees, as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. We granted a total of 48,064, 31,790 and 43,238 unrestricted shares at a weighted average grant date fair value per share of $16.22, $14.82 and $9.62 during 2015, 2014 and 2013, respectively.

17.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2025. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases, and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. Total deferred gains are included as a component of Other long-term liabilities on the Consolidated Balance Sheets and amounted to $6.9 as of February 27, 2015 and $10.1 as of February 28, 2014.
Gross rent expense under all non-cancelable operating leases was $50.5, $51.4 and $53.0 for 2015, 2014 and 2013, respectively. Sublease rental income was $5.3, $4.9 and $5.7 for 2015, 2014 and 2013, respectively. Lease impairment charges recorded as restructuring costs were $0.0, $0.5 and $0.0 for 2015, 2014 and 2013, respectively.
Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases as of February 27, 2015 are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2016	$37.7	$(5.5)	$32.2
2017	29.7	(4.7)	25.0
2018	25.0	(3.4)	21.6
2019	18.6	(1.5)	17.1
2020	16.1	(1.5)	14.6
Thereafter	31.0	(3.2)	27.8
	$158.1	$(19.8)	$138.3
We have outstanding capital expenditure commitments of $43.0 as of February 27, 2015.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Details and Turnstone brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. Designtex designs and sells surface materials including textiles and wall coverings which are specified by architects and designers directly to end-use customers primarily in North America. PolyVision manufactures ceramic steel surfaces for use in multiple applications but primarily for sale to third-party fabricators and distributors to create static whiteboards and chalkboards sold in the primary and secondary education markets globally.
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
No single customer represented more than 5% of our consolidated revenue in 2015, 2014 or 2013.

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2015
Revenue	$2,180.7	$595.4	$283.6	$—	$3,059.7
Operating income (loss)	259.9	(82.8)	4.8	(37.0)	144.9
Total assets	956.1	290.2	163.1	312.4	1,721.8
Capital expenditures	49.5	42.0	6.0	—	97.5
Depreciation & amortization	40.1	13.5	6.3	—	59.9
2014
Revenue	$2,154.4	$566.9	$267.6	$—	$2,988.9
Operating income (loss)	247.4	(31.4)	(8.7)	(41.4)	165.9
Total assets	901.4	288.6	159.9	376.8	1,726.7
Capital expenditures	59.8	19.3	7.7	—	86.8
Depreciation & amortization	41.5	12.8	5.7	—	60.0
2013
Revenue	$2,015.1	$594.8	$258.8	$—	$2,868.7
Operating income (loss)	168.3	(50.9)	(20.1)	(38.0)	59.3
Total assets	876.6	278.1	155.9	379.0	1,689.6
Capital expenditures	50.9	15.1	7.9	0.1	74.0
Depreciation & amortization	38.6	13.1	6.1	0.5	58.3
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 19 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Revenue:
United States	$2,075.7	$2,020.3	$1,881.3
Foreign locations	984.0	968.6	987.4
	$3,059.7	$2,988.9	$2,868.7
Long-lived assets:
United States	$615.2	$603.2	$666.1
Foreign locations	130.1	124.8	127.1
	$745.3	$728.0	$793.2

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2015, 2014 or 2013. In 2015, foreign revenues and long-lived assets represented approximately 32% and 17% of consolidated amounts, respectively. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 81% of EMEA revenue in 2015.
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

Product Category Data	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Systems and storage	$1,588.7	$1,354.8	$1,358.7
Seating	954.8	888.6	840.7
Other (1)	516.2	745.5	669.3
Total	$3,059.7	$2,988.9	$2,868.7
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.	RESTRUCTURING ACTIVITIES
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. We expect to incur between $15 and $17 in restructuring costs in connection with this project, including approximately $8 and $10 in costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 in potential separation costs. These costs are expected to be incurred throughout 2016 and the first half of 2017.
In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. As a result of these actions, we expect to incur approximately $37 of net cash restructuring costs in connection with this project. In Q3 2015, we transferred the assets and activities of the facility to a third party and incurred restructuring costs related to the transfer, including $27.3 for a facilitation payment to the third party. We incurred $32.8 of business exit and other costs (including the facilitation payment) in the EMEA segment in connection with these actions during 2015.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $1.6 of employee termination costs and $0.7 of business exit and other related costs in the Americas segment in connection with these actions during 2015.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we expect to incur approximately $22 of cash restructuring costs, with approximately $17 related to employee termination costs and approximately $5 related to business exit and other related costs. We incurred $12.7 of employee termination costs and $1.6 of business exit and other related costs in the EMEA segment in connection with these actions during 2015. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. We incurred $1.9 of employee termination costs in the EMEA segment in connection with these actions during 2015. During 2014, we incurred $6.3 related to employee termination costs and $0.9 of business exit and other related costs in the EMEA segment in connection with these actions. These restructuring actions are complete.
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
In Q4 2013, we completed restructuring actions in EMEA to consolidate owned dealers and eliminate 60 full-time equivalent positions. These eliminations resulted from local actions taken by a few countries and included attrition, expiration of fixed-term, temporary contracts and workforce reductions. We incurred $3.8 related to these restructuring actions in 2013. These restructuring actions are complete.
In Q2 2013, we announced plans to integrate PolyVision's global technology business into Steelcase Education. We incurred $0.9 of business exit and other related costs in the Americas segment related to this restructuring plan during 2014. We incurred $1.4 of employee termination costs and $0.6 of business exit and other related costs in the Americas segment in 2013. These restructuring actions are complete.
In Q4 2011, we announced the planned closure of three additional manufacturing facilities in North America. The restructuring costs associated with these actions were $41.0, with $28.4 related to workforce reductions and $12.6 related to costs associated with manufacturing consolidation and production moves. We incurred $4.2 of employee termination costs and $8.8 of business exit and other related costs in the Americas segment in connection with these actions during 2013. These restructuring actions are complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Cost of sales
Americas	$(10.0)	$0.7	$13.9
EMEA	47.5	(3.6)	1.0
Other	—	0.1	—
	37.5	(2.8)	14.9
Operating expenses
Americas	—	1.0	14.7
EMEA	3.1	8.2	4.0
Other	—	0.2	1.1
	3.1	9.4	19.8
	$40.6	$6.6	$34.7
Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2015, 2014 and 2013:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 24, 2012	$12.9	$4.7	$17.6
Additions	11.5	23.2	34.7
Payments	(16.4)	(24.1)	(40.5)
Adjustments	(0.2)	(0.5)	(0.7)
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	7.4	3.7	11.1
Payments	(6.8)	(5.6)	(12.4)
Adjustments	(0.7)	0.6	(0.1)
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	16.4	35.0	51.4
Payments	(8.6)	(34.5)	(43.1)
Adjustments	(1.8)	(0.9)	(2.7)
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
The workforce reductions reserve balance as of February 27, 2015 primarily relates to restructuring actions in EMEA.

20.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenue	$723.1	$786.7	$800.0	$749.9	$3,059.7
Gross profit	229.1	244.4	214.9	227.6	916.0
Operating income	36.4	52.8	18.7	37.0	144.9
Net income	21.0	30.5	11.8	22.8	86.1
Basic earnings per share	0.17	0.24	0.09	0.18	0.69
Diluted earnings per share	0.17	0.24	0.09	0.18	0.68
2014
Revenue	$667.1	$757.6	$784.8	$779.4	$2,988.9
Gross profit	209.7	244.3	242.8	248.4	945.2
Operating income	20.4	52.0	39.3	54.2	165.9
Net income	13.2	27.6	23.0	23.9	87.7
Basic earnings per share	0.10	0.22	0.18	0.19	0.70
Diluted earnings per share	0.10	0.22	0.18	0.19	0.69
Revenue comparisons have been impacted by currency translation effects along with divestitures and deconsolidations. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 19 for further details.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 27, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 27, 2015, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2015 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2015 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2015 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 27, 2015 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	3,529,134	(1)	n/a	(2)	9,876,773
Equity compensation plans not approved by security holders	—		n/a		—
Total	3,529,134		n/a		9,876,773
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
The information required by Item 13 will be contained in our 2015 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2015 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 27, 2015, February 28, 2014 and February 22, 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended February 27, 2015, February 28, 2014 and February 22, 2013

•	Consolidated Balance Sheets as of February 27, 2015 and February 28, 2014

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 27, 2015, February 28, 2014 and February 22, 2013

•	Consolidated Statements of Cash Flows for the Years Ended February 27, 2015, February 28, 2014 and February 22, 2013

•	Notes to the Consolidated Financial Statements
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
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 16, 2015
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 16, 2015
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 16, 2015
Mark T. Mossing

/s/ LAWRENCE J. BLANFORD		April 16, 2015
Lawrence J. Blanford	Director

/s/ WILLIAM P. CRAWFORD		April 16, 2015
William P. Crawford	Director

/s/ CONNIE K. DUCKWORTH		April 16, 2015
Connie K. Duckworth	Director

/s/ R. DAVID HOOVER		April 16, 2015
R. David Hoover	Director

/s/ DAVID W. JOOS		April 16, 2015
David W. Joos	Director

/s/ ELIZABETH VALK LONG		April 16, 2015
Elizabeth Valk Long	Director

/s/ ROBERT C. PEW III		April 16, 2015
Robert C. Pew III	Chair of the Board of Directors, Director

/s/ CATHY D. ROSS		April 16, 2015
Cathy D. Ross	Director

/s/ PETER M. WEGE II		April 16, 2015
Peter M. Wege II	Director

/s/ P. CRAIG WELCH, JR.		April 16, 2015
P. Craig Welch, Jr.	Director

/s/ KATE PEW WOLTERS		April 16, 2015
Kate Pew Wolters	Director

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Balance as of beginning of period	$13.0	$14.5	$19.6
Additions:
Charged to costs and expenses	5.5	2.7	2.8
Charged to other accounts	—	0.1	0.3
Deductions (1)	(2.3)	(4.6)	(7.9)
Other adjustments (2)	(1.6)	0.3	(0.3)
Balance as of end of period	$14.6	$13.0	$14.5
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 27, 2015	February 28, 2014	February 22, 2013
Balance as of beginning of period	$81.8	$70.4	$34.5
Additions:
Charged to costs and expenses	6.3	8.9	40.0
Charged to other accounts	—	—	—
Deductions and expirations	—	(0.5)	(4.4)
Other adjustments (1)	(15.4)	3.0	0.3
Balance as of end of period	$72.7	$81.8	$70.4
________________________

(1)	Primarily represents currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.375% Senior Notes Due 2021 (4)
4.3	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (5)
10.1
Amended and Restated Credit Agreement, dated as of March 19, 2012 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., Fifth Third Bank and Wells Fargo Bank, NA as Documentation Agents and certain other lenders (6)

10.2	Steelcase Inc. Restoration Retirement Plan (7)
10.3	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4	Steelcase Inc. Deferred Compensation Plan (9)
10.5	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (10)
10.6	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.7	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (13)
10.9	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (14)
10.10	Steelcase Inc. Executive Severance Plan (15)
10.11	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (16)
10.12	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (19)
10.15	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.16	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (25)
10.21	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of February 27, 2010 (26)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2012) (27)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2013) (28)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2014) (29)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2014) (30)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2015) (31)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2015) (32)

Exhibit No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY2015) (33)
10.29	Summary of Steelcase Benefit Plan for Outside Directors (34)
10.30	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated January 8, 2014 (35)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit No 3.2 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 22, 2012 (commission file number 001-13873), and incorporated herein by reference.

(7)
Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(8)	Filed as Exhibit No. 10.2 to the Company's Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.

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

(12)	Filed as Exhibit No. 10.1 to the Company's Form 10-Q, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.

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

(24)
Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 8-K for the fiscal quarter ended November 28, 2014, as filed with the Commission on December 23, 2014 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on July 16, 2012 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on June 30, 2010 (commission file number 001-13873), and incorporated herein by reference.

(27)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on April 13, 2012 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No 10.25 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No 10.2 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No 10.25 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No 10.26 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No 10.27 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(34)
Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No 10.29 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

E-4