Form 10-Q
period 2015-05-29
STEELCASE INC
filed 2015-06-26
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 19, 2015, Steelcase Inc. had 90,192,901 shares of Class A Common Stock and 31,950,413 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 29, 2015	May 30, 2014
Revenue	$705.5	$723.1
Cost of sales	485.0	504.5
Restructuring costs (benefits)	3.9	(10.5)
Gross profit	216.6	229.1
Operating expenses	185.1	191.9
Restructuring costs (benefits)	(2.0)	0.8
Operating income	33.5	36.4
Interest expense	(4.4)	(4.4)
Investment income	0.4	0.4
Other income, net	2.0	3.5
Income before income tax expense	31.5	35.9
Income tax expense	11.5	14.9
Net income	$20.0	$21.0
Earnings per share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Dividends declared and paid per common share	$0.1125	$0.1050

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 29, 2015	May 30, 2014
Net income	$20.0	$21.0
Other comprehensive income (loss), net:
Unrealized gain on investments	—	0.1
Pension and other post-retirement liability adjustments	(1.1)	(1.3)
Foreign currency translation adjustments	(3.6)	0.7
Total other comprehensive loss, net	(4.7)	(0.5)
Comprehensive income	$15.3	$20.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 29, 2015	February 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$110.5	$176.5
Short-term investments	45.5	68.3
Accounts receivable, net of allowances of $14.5 and $14.6	331.7	325.6
Inventories	183.7	166.2
Deferred income taxes	34.4	46.4
Prepaid expenses	22.6	16.5
Other current assets	54.8	55.5
Total current assets	783.2	855.0
Property, plant and equipment, net of accumulated depreciation of $944.7 and $1,055.9	394.9	389.5
Company-owned life insurance ("COLI")	161.0	159.5
Deferred income taxes	87.6	100.1
Goodwill	107.1	107.2
Other intangible assets, net of accumulated amortization of $41.5 and $41.1	15.2	14.7
Investments in unconsolidated affiliates	59.2	59.1
Other assets	39.8	34.5
Total assets	$1,648.0	$1,719.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.0	$215.0
Short-term borrowings and current maturities of long-term debt	2.5	2.5
Accrued expenses:
Employee compensation	85.3	151.9
Employee benefit plan obligations	17.4	29.4
Customer deposits	29.8	25.1
Product warranties	21.1	22.4
Other	115.0	99.0
Total current liabilities	493.1	545.3
Long-term liabilities:
Long-term debt less current maturities	279.3	279.6
Employee benefit plan obligations	154.2	158.2
Other long-term liabilities	57.5	72.7
Total long-term liabilities	491.0	510.5
Total liabilities	984.1	1,055.8
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	4.9	5.0
Accumulated other comprehensive loss	(34.1)	(29.4)
Retained earnings	693.1	688.2
Total shareholders’ equity	663.9	663.8
Total liabilities and shareholders’ equity	$1,648.0	$1,719.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 29, 2015	May 30, 2014
OPERATING ACTIVITIES
Net income	$20.0	$21.0
Depreciation and amortization	16.2	14.7
Deferred income taxes	24.8	13.0
Non-cash restructuring costs (benefits)	1.9	(9.7)
Non-cash stock compensation	8.8	9.6
Equity in income of unconsolidated affiliates	(3.3)	(3.7)
Dividends received from unconsolidated affiliates	3.2	2.3
Other	(1.4)	(1.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5.6)	(15.0)
Inventories	(15.2)	(9.5)
Assets related to derivative instruments	22.5	(1.5)
Other assets	(32.1)	(9.1)
Accounts payable	7.7	7.6
Employee compensation liabilities	(78.5)	(74.4)
Employee benefit obligations	(17.2)	(14.6)
Accrued expenses and other liabilities	12.4	(1.6)
Net cash used in operating activities	(35.8)	(72.6)
INVESTING ACTIVITIES
Capital expenditures	(24.2)	(15.8)
Proceeds from disposal of fixed assets	4.1	19.0
Purchases of short-term investments	(6.9)	(27.0)
Liquidations of short-term investments	29.7	62.8
Acquisitions, net of cash acquired	(6.6)	—
Other	0.1	9.8
Net cash provided by (used in) investing activities	(3.8)	48.8
FINANCING ACTIVITIES
Dividends paid	(15.1)	(13.6)
Common stock repurchases	(11.5)	(5.9)
Excess tax benefit from vesting of stock awards	1.5	—
Repayments of long-term debt	(0.5)	(0.6)
Net cash used in financing activities	(25.6)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.4
Net decrease in cash and cash equivalents	(66.0)	(43.5)
Cash and cash equivalents, beginning of period	176.5	201.8
Cash and cash equivalents, end of period	$110.5	$158.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2015 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 27, 2015 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. We chose to adopt these provisions in Q1 2016, which impacted our Consolidated Balance Sheet as of February 27, 2015, by reducing Other current assets and Other assets by $0.5 and $1.7, respectively, and decreasing Long-term debt by $2.2 and impacted our Consolidated Statement of Cash Flows as of May 30, 2014 by increasing Operating Activities - Other by $0.1 and decreasing Changes in operating assets and liabilities - Other assets by $0.1.
In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Computation of Earnings per Share	May 29, 2015	May 30, 2014
Net income	$20.0	$21.0
Adjustment for earnings attributable to participating securities	(0.4)	(0.4)
Net income used in calculating earnings per share	$19.6	$20.6
Weighted-average common shares outstanding including participating securities (in millions)	124.4	125.3
Adjustment for participating securities (in millions)	(2.4)	(2.2)
Shares used in calculating basic earnings per share (in millions)	122.0	123.1
Effect of dilutive stock-based compensation (in millions)	0.9	1.3
Shares used in calculating diluted earnings per share (in millions)	122.9	124.4
Earnings per share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.17
Total common shares outstanding at period end (in millions)	122.2	123.1

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.1	0.1

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 29, 2015:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 27, 2015	$0.8	$8.5	$(38.7)	$(29.4)
Other comprehensive income (loss) before reclassifications	—	0.1	(3.6)	(3.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	—	(1.2)
Net current period other comprehensive income (loss)	—	(1.1)	(3.6)	(4.7)
Balance as of May 29, 2015	$0.8	$7.4	$(42.3)	$(34.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended May 29, 2015 and May 30, 2014:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 29, 2015	May 30, 2014
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	0.1	—	Cost of sales
Actuarial losses (gains)	0.2	0.1	Operating expenses
Prior service cost (credit)	(1.1)	(1.1)	Cost of sales
Prior service cost (credit)	(1.2)	(1.2)	Operating expenses
	0.8	0.9	Income tax expense
Total reclassifications	(1.2)	(1.3)	Net income

5.	FAIR VALUE
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
Our total debt is carried at cost and was $281.8 and $282.1 as of May 29, 2015 and February 27, 2015, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $320 and $323 as of May 29, 2015 and February 27, 2015, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of May 29, 2015 and February 27, 2015 are summarized below:

	May 29, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$110.5	$—	$—	$110.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	16.8	—	16.8
U.S. agency debt securities	—	17.3	—	17.3
Asset backed securities	—	5.2	—	5.2
U.S. government debt securities	5.2	—	—	5.2
Municipal debt securities	—	0.3	—	0.3
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	1.6	—	1.6
Canadian asset-backed commercial paper restructuring notes	—	3.3	—	3.3
Auction rate securities	$—	$—	$9.7	$9.7
	$118.2	$45.2	$9.7	$173.1
Liabilities
Foreign exchange forward contracts	$—	$(4.6)	$—	$(4.6)
	$—	$(4.6)	$—	$(4.6)

	February 27, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.5	$—	$—	$176.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.7	—	30.7
U.S. agency debt securities	—	24.1	—	24.1
Asset backed securities	—	7.7	—	7.7
U.S. government debt securities	4.3	—	—	4.3
Municipal debt securities	—	0.8	—	0.8
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	24.1	—	24.1
Canadian asset-backed commercial paper restructuring notes	—	3.4	—	3.4
Auction rate securities	—	—	9.7	9.7
	$183.3	$91.5	$9.7	$284.5
Liabilities
Foreign exchange forward contracts	$—	$(3.1)	$—	$(3.1)
	$—	$(3.1)	$—	$(3.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 29, 2015:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 27, 2015	$9.7
Unrealized gain on investments	—
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of May 29, 2015	$9.7

6.	INVENTORIES

Inventories	May 29, 2015	February 27, 2015
Raw materials and work-in-process	$99.5	$96.9
Finished goods	104.5	90.4
	204.0	187.3
Revaluation to LIFO	20.3	21.1
	$183.7	$166.2
The portion of inventories determined by the LIFO method was $84.3 as of May 29, 2015 and $78.1 as of February 27, 2015.

7.	INCOME TAXES
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries.
As of February 27, 2015, we maintained a full valuation allowance against our French net deferred tax assets due to the long history of large net operating losses in France, including losses generated in 2015 due to the fact that the contract manufacturing model was not fully implemented in 2015. In Q1 2016, this new model generated taxable income for our French subsidiaries and allowed for partial utilization of the net operating loss carryforwards in France. It is possible that sufficient positive evidence of sustained profitability may become available in 2016 to reach a conclusion that the remaining French valuation allowance which totaled $57.0 as of May 29, 2015, could be reversed by the end of 2016. A change in judgment regarding our expected ability to realize net deferred tax assets would be accounted for as a discrete tax benefit in the period in which it occurs.

8.	SHARE-BASED COMPENSATION
Performance Units
In Q1 2016, we awarded 265,814 performance units ("PSUs") to our executive officers. Of the PSUs awarded, 132,907 units are earned after a three-year performance period, from 2016 through 2018, based on our total shareholder return relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 265,814. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $24.16 per unit for these PSUs, compared to $23.25 and $15.50 per unit for PSUs granted in 2015 and 2014, respectively.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair values were determined using the following assumptions:

	2016 Awards	2015 Awards	2014 Awards
Three-year risk-free interest rate (1)	0.8%	0.7%	0.3%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	29.4%	42.2%	44.7%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The remaining 132,907 PSUs awarded during Q1 2016 are earned after a three-year performance period, from 2016 through 2018, based on our three-year average return on invested capital, which is a performance condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 265,814. These units are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of PSUs that will ultimately be earned changes. The weighted average grant date fair value of these PSUs was $18.68. The fair value is equal to the closing stock price on the date of grant.
For all PSUs awarded in Q1 2016, dividend equivalents are calculated based on the actual number of shares earned at the end of the performance period equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. In addition, these awards will be forfeited if the participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as set forth in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan") and the applicable award agreements and as determined by the Administrative Committee in its discretion.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 29, 2015 and May 30, 2014 are as follows:

	Three Months Ended
Performance Units	May 29, 2015	May 30, 2014
Expense	$2.5	$2.6
Tax benefit	0.9	1.0
As of May 29, 2015, there was $9.9 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.3 years.
The PSU activity for the three months ended May 29, 2015 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	1,418,312	$16.63
Granted	531,628	21.42
Nonvested as of May 29, 2015	1,949,940	$17.82
Restricted Stock Units
During the three months ended May 29, 2015, we awarded 560,060 restricted stock units ("RSUs"), of which 110,636 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards will

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be forfeited if a participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as set forth in the Incentive Compensation Plan and the applicable award agreements and as determined by the Administrative Committee in its discretion. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 29, 2015 and May 30, 2014 are as follows:

	Three Months Ended
Restricted Stock Units	May 29, 2015	May 30, 2014
Expense	$6.1	$6.7
Tax benefit	2.2	2.4
As of May 29, 2015, there was $13.8 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The RSU activity for the three months ended May 29, 2015 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	2,110,822	$14.61
Granted	560,060	18.65
Vested	(16,469)	11.13
Forfeited	(2,750)	16.19
Nonvested as of May 29, 2015	2,651,663	$15.50

9.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse and Turnstone brands.
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
Corporate costs include unallocated portions of shared service functions, such as information technology, human resources, finance, executive, corporate facilities, legal and research, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and investment balances and the cash surrender value of COLI.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three months ended May 29, 2015 and May 30, 2014 and total assets as of May 29, 2015 and February 27, 2015 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 29, 2015	May 30, 2014
Revenue
Americas	$519.7	$506.3
EMEA	119.9	147.6
Other	65.9	69.2
	$705.5	$723.1
Operating income (loss)
Americas	$54.1	$53.2
EMEA	(13.5)	(7.7)
Other	0.9	—
Corporate	(8.0)	(9.1)
	$33.5	$36.4

Reportable Segment Balance Sheet Data	May 29, 2015	February 27, 2015
Total assets
Americas	$992.0	$956.1
EMEA	272.2	290.2
Other	170.1	163.1
Corporate	213.7	310.2
	$1,648.0	$1,719.6

10.	RESTRUCTURING ACTIVITIES
In Q1 2016, we recognized a $2.8 gain in the Americas segment related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions.
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. We expect to incur between $15 and $17 in restructuring costs in connection with this project, including approximately $8 to $10 in costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 in potential separation costs. We incurred $0.7 of business exit and other costs in the EMEA segment in connection with these actions during the three months ended May 29, 2015.
In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. As a result of these actions, we expect to incur approximately $36 of cash restructuring costs in connection with this project. We incurred $1.0 of business exit and other costs in the EMEA segment in connection with these actions during the three months ended May 29, 2015. During 2015, we incurred $32.8 of business exit and other costs in the EMEA segment in connection with these actions including $27.3 for a facilitation payment related to the transfer of the facility to a third party.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $0.7 of employee termination costs and $0.1 of business exit and other related costs in the Americas segment in connection with these actions during the three months ended May 29, 2015. During 2015, we incurred $1.6 of employee termination costs and $0.7 of business exit and other related cost in the Americas segment in connection with these actions.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we expect to incur approximately $23 of cash restructuring costs, with approximately $17 related to employee termination costs and approximately $6 related to business exit and other related costs. We incurred $1.7 of employee termination costs and $0.4 of business exit and other related costs in the EMEA segment in connection with these actions during the three months ended May 29, 2015. During 2015, we incurred $12.7 of employee termination costs and $1.6 of business exit and other related costs in the EMEA segment in connection with these actions.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended
Restructuring Costs (Benefits)	May 29, 2015	May 30, 2014
Cost of sales
Americas	$0.8	$(11.6)
EMEA	3.1	1.1
Other	—	—
	3.9	(10.5)
Operating expenses
Americas	(2.8)	—
EMEA	0.8	0.8
Other	—	—
	(2.0)	0.8
Total	$1.9	$(9.7)
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 29, 2015:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	2.4	2.2	4.6
Payments	(0.8)	(2.2)	(3.0)
Adjustments	(0.4)	—	(0.4)
Reserve balance as of May 29, 2015	$14.9	$1.6	$16.5
The employee termination costs reserve balance as of May 29, 2015 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2015. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
The non-GAAP financial measures used are:  (1) organic revenue growth (decline), which represents the change in revenue excluding estimated currency translation effects and the impacts of acquisitions and divestitures, and (2) adjusted operating income (loss), which represents operating income (loss) excluding restructuring costs (benefits). These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 29, 2015		May 30, 2014
Revenue	$705.5	100.0%	$723.1	100.0%
Cost of sales	485.0	68.7	504.5	69.8
Restructuring costs (benefits)	3.9	0.6	(10.5)	(1.5)
Gross profit	216.6	30.7	229.1	31.7
Operating expenses	185.1	26.3	191.9	26.5
Restructuring costs (benefits)	(2.0)	(0.3)	0.8	0.2
Operating income	33.5	4.7	36.4	5.0
Interest expense	(4.4)	(0.6)	(4.4)	(0.6)
Investment income	0.4	—	0.4	0.1
Other income, net	2.0	0.3	3.5	0.5
Income before income tax expense	31.5	4.4	35.9	5.0
Income tax expense	11.5	1.6	14.9	2.1
Net income	$20.0	2.8%	$21.0	2.9%
Earnings per share:
Basic	$0.16		$0.17
Diluted	$0.16		$0.17

Q1 2016 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2015 revenue	$506.3	$147.6	$69.2	$723.1
Divestitures	—	(1.3)	—	(1.3)
Currency translation effects*	(3.9)	(27.2)	(3.0)	(34.1)
Q1 2015 revenue, adjusted	502.4	119.1	66.2	687.7
Q1 2016 revenue, reported	519.7	119.9	65.9	705.5
Organic growth (decline) $	$17.3	$0.8	$(0.3)	$17.8
Organic growth (decline) %	3%	1%	—%	3%

* Currency translation effects represent the estimated net effect of translating Q1 2015 foreign currency revenues using the average exchange rates during Q1 2016.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 29, 2015		May 30, 2014
Operating income	$33.5	4.7%	$36.4	5.0%
Add: restructuring costs (benefits)	1.9	0.3	(9.7)	(1.3)
Adjusted operating income	$35.4	5.0%	$26.7	3.7%
Overview
In Q1 2016, revenue was $705.5 compared to $723.1 in Q1 2015. Organic revenue growth was 3% compared to the prior year after adjusting for currency translation effects and divestitures, and adjusted operating income was 5.0% of revenue. The Americas posted organic revenue growth of 3%, orders grew 8% compared to the prior year and operating performance in the segment remained strong. EMEA experienced organic revenue growth of 1%, and orders grew 1% (in constant currency) compared to the prior year, which included a large order in France. Organic revenue in the Other category was essentially flat compared with the prior year, as growth in Asia Pacific was offset by declines at PolyVision and Designtex.
We recorded net income of $20.0 in Q1 2016 and $21.0 in Q1 2015. Improvements in adjusted operating income and benefits of a lower effective income tax rate were offset by net restructuring costs in the current year compared to net restructuring benefits in the prior year.
Operating income was $33.5 in Q1 2016 compared to $36.4 in the prior year. Adjusted operating income increased by $8.7 to $35.4 compared to Q1 2015 adjusted operating income of $26.7. The increase was driven by operating improvements in the Americas, partially offset by higher disruption costs and inefficiencies in EMEA.
Cost of sales was 68.7% of revenue in Q1 2016, which represented a 110 basis point improvement compared to Q1 2015. The improvement was driven by benefits of improved pricing, continued cost reduction efforts and lower freight, distribution and warranty costs in the Americas, which were partially offset by an unfavorable shift in business mix in the Americas and an increase in disruption costs and inefficiencies of $3 compared to Q1 2015 associated with manufacturing footprint changes in EMEA. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses in Q1 2016 of $185.1 represented a decrease of $6.8 and 20 basis points as a percent of revenue compared to Q1 2015. The decrease in dollars was driven by favorable currency translation effects.
We recorded net restructuring costs of $1.9 in Q1 2016 primarily related to actions in EMEA including costs associated with the exit of a manufacturing facility in Wisches, France and the closure of a manufacturing facility in Durlangen, Germany, partially offset by a gain in the Americas segment related to the sale of our Corporate Development Center. In Q1 2015, we recorded net restructuring benefits of $9.7 driven by a gain related to the sale of an idle manufacturing facility in the Americas segment, partially offset by costs in EMEA primarily related to the closure of a manufacturing facility in Durlangen, Germany.

Our Q1 2016 effective tax rate was 36.5% compared to the Q1 2015 effective tax rate of 41.5%. The decrease was primarily driven by implementing a new transfer pricing model in EMEA in Q4 2015. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. This new model generated taxable income for our Steelcase European subsidiaries in Q1 2016 and allowed for partial utilization of net operating loss carryforwards in Europe which reflected valuation allowances. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 29, 2015	May 30, 2014
Interest expense	$(4.4)	$(4.4)
Investment income	0.4	0.4
Other income (expense), net:
Equity in income of unconsolidated ventures	3.2	3.5
Foreign exchange loss	(0.6)	(0.1)
Miscellaneous, net	(0.6)	0.1
Total other income, net	2.0	3.5
Total interest expense, investment income and other income, net	$(2.0)	$(0.5)
Other income, net decreased in Q1 2016 primarily due to higher foreign currency losses.
Business Segment Review
See Note 9 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse and Turnstone brands.

	Three Months Ended
Statement of Operations Data — Americas	May 29, 2015		May 30, 2014
Revenue	$519.7	100.0%	$506.3	100.0%
Cost of sales	346.3	66.6	345.9	68.3
Restructuring costs (benefits)	0.8	0.2	(11.6)	(2.3)
Gross profit	172.6	33.2	172.0	34.0
Operating expenses	121.3	23.4	118.8	23.5
Restructuring costs (benefits)	(2.8)	(0.6)	—	—
Operating income	$54.1	10.4%	$53.2	10.5%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 29, 2015		May 30, 2014
Operating income	$54.1	10.4%	$53.2	10.5%
Add: restructuring costs (benefits)	(2.0)	(0.4)	(11.6)	(2.3)
Adjusted operating income	$52.1	10.0%	$41.6	8.2%
Operating income in the Americas increased modestly to $54.1 in Q1 2016 compared to $53.2 in Q1 2015. Adjusted operating income of $52.1 in Q1 2016 represented an improvement of $10.5 compared to Q1 2015 primarily due to benefits associated with organic revenue growth and lower cost of sales, partially offset by higher operating expenses.

The Americas revenue represented 73.7% of consolidated revenue in Q1 2016. Revenue for Q1 2016 was $519.7 compared to $506.3 in Q1 2015. After adjusting for $3.9 of currency translation effects, organic revenue growth was $17.3 or 3% compared to the prior year. Revenue growth in Q1 2016 is categorized as follows:

•	Product categories — Five out of seven categories grew in Q1 2016, led by Furniture, Turnstone and Coalesse. Seating and Technology declined compared to the prior year.

•
Vertical markets — Insurance Services, Federal Government, Financial Services, Manufacturing and Technical and Professional experienced strong growth rates, while Energy, Education and Healthcare declined year-over-year.

•	Geographic regions — The East Business Group posted strong growth while the South and West Business Groups declined.

•	Contract type — Project business had strong growth, while continuing business and marketing programs declined year-over-year.
Cost of sales decreased 170 basis points to 66.6% of revenue in Q1 2016 compared to 68.3% of revenue in Q1 2015. The improvement was driven by improved pricing, continued cost reduction efforts and lower freight, distribution and warranty costs, offset in part by an unfavorable shift in business mix.
Operating expenses increased by $2.5 to $121.3 in Q1 2016 compared to the prior year but decreased 10 basis points as a percentage of sales. The improvement was primarily due to operating leverage associated with the revenue growth.
Net restructuring benefits of $2.0 included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions, partially offset by costs associated with the planned closure of a manufacturing facility in High Point, North Carolina. Net restructuring benefits of $11.6 in Q1 2015 were primarily driven by a gain related to the sale of an idle manufacturing facility.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 29, 2015		May 30, 2014
Revenue	$119.9	100.0%	$147.6	100.0%
Cost of sales	95.1	79.3	111.7	75.6
Restructuring costs	3.1	2.6	1.1	0.7
Gross profit	21.7	18.1	34.8	23.7
Operating expenses	34.4	28.7	41.7	28.3
Restructuring costs	0.8	0.7	0.8	0.5
Operating loss	$(13.5)	(11.3)%	$(7.7)	(5.1)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended
	May 29, 2015		May 30, 2014
Operating loss	$(13.5)	(11.3)%	$(7.7)	(5.1)%
Add: restructuring costs	3.9	3.3	1.9	1.2
Adjusted operating loss	$(9.6)	(8.0)%	$(5.8)	(3.9)%
EMEA reported an operating loss of $13.5 in Q1 2016 compared to an operating loss of $7.7 in Q1 2015. The adjusted operating loss of $9.6 in Q1 2016 compared to an adjusted operating loss of $5.8 in the same period of the prior year. The higher adjusted operating loss was primarily driven by an increase in disruption costs and inefficiencies of $3 compared to Q1 2015 associated with the manufacturing footprint changes, which we expect to complete later this fiscal year.

EMEA revenue represented 17.0% of consolidated revenue in Q1 2016. Revenue for Q1 2016 was $119.9 compared to $147.6 in Q1 2015. After adjusting for $28.5 of currency translation effects and divestitures, organic revenue grew $0.8 or 1%. Iberia and Africa posted organic revenue growth while the United Kingdom and Germany declined.
Cost of sales climbed to 79.3% of revenue in Q1 2016 from 75.6% of revenue in Q1 2015, a 370 basis point deterioration. The increase in Q1 2016 was driven by an increase in disruption costs and inefficiencies of $3 compared to Q1 2015 associated with the manufacturing footprint changes.
Operating expenses decreased by $7.3 in Q1 2016 compared to the same period last year driven by favorable currency translation effects. As a percentage of sales, operating expenses increased 40 basis points to 28.7% of sales.
Restructuring costs of $3.9 in Q1 2016 were primarily related to costs associated with the exit of a manufacturing facility in Wisches, France and the closure of a manufacturing facility in Durlangen, Germany. Restructuring costs of $1.9 in Q1 2015 were primarily associated with the closure of the facility in Durlangen, Germany and the establishment of a new manufacturing location in Stribro, Czech Republic.
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

	Three Months Ended
Statement of Operations Data — Other	May 29, 2015		May 30, 2014
Revenue	$65.9	100.0%	$69.2	100.0%
Cost of sales	43.6	66.2	46.9	67.8
Restructuring costs	—	—	—	—
Gross profit	22.3	33.8	22.3	32.2
Operating expenses	21.4	32.4	22.3	32.2
Restructuring costs	—	—	—	—
Operating income	$0.9	1.4%	$—	—%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	May 29, 2015		May 30, 2014
Operating income	$0.9	1.4%	$—	—%
Add: restructuring costs	—	—	—	—
Adjusted operating income	$0.9	1.4%	$—	—%
The Other category reported operating income of $0.9 in Q1 2016 compared to breakeven operating income in Q1 2015. The improvement in Q1 2016 is due to lower operating losses in Asia Pacific and improved operating results at Designtex, partially offset by lower operating income at PolyVision.
The Other category revenue represented 9.3% of consolidated revenue in Q1 2016. Revenue decreased by $3.3 or 4.8% in Q1 2016 compared to the prior year. Excluding currency translation effects, organic revenue declined slightly compared to the prior year. Growth in Asia Pacific was offset by declines at PolyVision and Designtex.
Cost of sales as a percent of revenue was 66.2% in Q1 2016 compared to 67.8% in Q1 2015, a 160 basis point improvement. The improvement in Q1 2016 was primarily driven by improvements in Asia Pacific.
Operating expenses decreased by $0.9 or 4.0% in Q1 2016 compared to Q1 2015 but increased slightly as a percent of sales.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, human resources, finance, executive, corporate facilities, legal and research, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 29, 2015	May 30, 2014
Operating expenses	$8.0	$9.1

The decrease in operating expenses in Q1 2016 was primarily due to lower deferred compensation expense and higher income associated with COLI.
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

Liquidity Sources	May 29, 2015	February 27, 2015
Cash and cash equivalents	$110.5	$176.5
Short-term investments	45.5	68.3
Company-owned life insurance	161.0	159.5
Availability under credit facilities	157.2	154.7
Total liquidity	$474.2	$559.0
As of May 29, 2015, we held a total of $156.0 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $110.5 in cash and cash equivalents, approximately 45% was located in the U.S. and the remaining 55% was located outside of the U.S., primarily in France, Canada, Mexico, Hong Kong and China. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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

The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 29, 2015 and May 30, 2014:

	Three Months Ended
Cash Flow Data	May 29, 2015	May 30, 2014
Net cash provided by (used in):
Operating activities	$(35.8)	$(72.6)
Investing activities	(3.8)	48.8
Financing activities	(25.6)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.4
Net decrease in cash and cash equivalents	(66.0)	(43.5)
Cash and cash equivalents, beginning of period	176.5	201.8
Cash and cash equivalents, end of period	$110.5	$158.3
Cash provided by operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 29, 2015	May 30, 2014
Net income	$20.0	$21.0
Depreciation and amortization	16.2	14.7
Deferred income taxes	24.8	13.0
Non-cash restructuring costs (benefits)	1.9	(9.7)
Non-cash stock compensation	8.8	9.6
Equity in income of unconsolidated affiliates	(3.3)	(3.7)
Dividends received from unconsolidated affiliates	3.2	2.3
Other	(1.4)	(1.7)
Changes in accounts receivable, inventories and accounts payable	(13.1)	(16.9)
Changes in employee compensation liabilities	(78.5)	(74.4)
Assets related to derivative instruments	22.5	(1.5)
Changes in other operating assets and liabilities	(36.9)	(25.3)
Net cash used in operating activities	$(35.8)	$(72.6)
Cash used in operating activities in Q1 2016 and Q1 2015 included the payment of employee compensation liabilities related to prior year variable compensation and retirement plan contributions. In addition, Q1 2016 included proceeds from the settlement of foreign exchange forward contracts. Beyond these items, operating cash flows in Q1 2016 also reflected improved operating results compared to the prior year.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 29, 2015	May 30, 2014
Capital expenditures	$(24.2)	$(15.8)
Proceeds from disposal of fixed assets	4.1	19.0
Purchases of short-term investments	(6.9)	(27.0)
Liquidations of short-term investments	29.7	62.8
Acquisitions, net of cash acquired	(6.6)	—
Other	0.1	9.8
Net cash provided by (used in) investing activities	$(3.8)	$48.8
Capital expenditures in Q1 2016 included progress payments toward a replacement corporate aircraft. A small dealer in the Americas segment was acquired in Q1 2016. The higher purchases of short-term investments in Q1 2015 primarily related to the receipt of proceeds related to the sale of a former manufacturing facility and the repayment of a note receivable from a dealer in the Americas segment. Liquidations of short term investments are primarily related to the funding of our operations.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 29, 2015	May 30, 2014
Dividends paid	(15.1)	(13.6)
Common stock repurchases	(11.5)	(5.9)
Other	1.0	(0.6)
Net cash used in financing activities	$(25.6)	$(20.1)
We paid dividends of $0.1125 per common share during Q1 2016 and $0.105 per share during Q1 2015.
In Q1 2016, we made common stock repurchases of 577,767 shares, most of which were made to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan. As of the end of Q1 2016, we had $60.7 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q1 2016, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2016, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 29, 2015 were:

Liquidity Facilities	May 29, 2015
Global committed bank facility	$125.0
Other secured committed bank facility	5.0
Various uncommitted lines	27.2
Total credit lines available	157.2
Less: Borrowings outstanding	—
Available capacity	$157.2
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of May 29, 2015, we were in compliance with all covenants under the facility. In addition, we have a $5.0 secured revolving credit facility associated with a small dealer acquired during Q1 2016.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 29, 2015. In addition, we have revolving letter of credit agreements for $10.7 of which $8.6 was utilized primarily related to our self-insured workers’ compensation programs as of May 29, 2015. There were no draws on our standby letters of credit during Q1 2016.
Total consolidated debt as of May 29, 2015 was $281.8. Our debt primarily consists of $247.8 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 29, 2015 of $32.9. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.

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
We currently expect capital expenditures to approximate $100 in 2016 compared to $98 in 2015. This amount includes progress payments toward a replacement corporate aircraft, global upgrades to various manufacturing technologies and investments in showrooms.
On June 24, 2015, we announced a quarterly dividend on our common stock of $0.1125 per share, or $14.0, to be paid in Q2 2016. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q1 2016, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 29, 2015 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2015. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2016, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2016, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk
During Q1 2016, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 29, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 29, 2015, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
02/28/2015 - 04/03/2015	516,532	$20.15	—	$61.6
04/04/2015 - 05/01/2015	3,710	$18.66	—	$61.6
05/02/2015 - 05/29/2015	57,525	$17.15	55,749	$60.7
Total	577,767	(2)	55,749
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	522,018 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 26, 2015

Exhibit Index

Exhibit No.	Description

10.1	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2016) (1)
10.2	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2016) (2)
10.3	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2016) (3)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 17, 2015 and incorporated herein by reference.

(2)	Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on April 17, 2015 and incorporated herein by reference.

(3)	Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on April 17, 2015 and incorporated herein by reference.