Form 10-Q
period 2015-08-28
STEELCASE INC
filed 2015-09-29
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 22, 2015, Steelcase Inc. had 90,214,250 shares of Class A Common Stock and 31,935,413 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Revenue	$819.0	$786.7	$1,524.5	$1,509.8
Cost of sales	547.9	536.1	1,032.9	1,040.6
Restructuring costs (benefits)	4.3	6.2	8.2	(4.3)
Gross profit	266.8	244.4	483.4	473.5
Operating expenses	199.7	191.4	384.8	383.3
Restructuring costs	7.0	0.2	5.0	1.0
Operating income	60.1	52.8	93.6	89.2
Interest expense	(4.3)	(4.4)	(8.8)	(8.8)
Investment income	0.5	0.5	0.9	0.9
Other income, net	2.2	3.2	4.3	6.7
Income before income tax expense	58.5	52.1	90.0	88.0
Income tax expense	21.3	21.6	32.8	36.5
Net income	$37.2	$30.5	$57.2	$51.5
Earnings per share:
Basic	$0.30	$0.24	$0.46	$0.41
Diluted	$0.30	$0.24	$0.45	$0.41
Dividends declared and paid per common share	$0.1125	$0.1050	$0.2250	$0.2100

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Net income	$37.2	$30.5	$57.2	$51.5
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	(0.1)	(0.2)	—
Pension and other post-retirement liability adjustments	(1.2)	(1.3)	(2.3)	(2.6)
Foreign currency translation adjustments	(3.2)	(2.3)	(6.8)	(1.6)
Total other comprehensive loss, net	(4.6)	(3.7)	(9.3)	(4.2)
Comprehensive income	$32.6	$26.8	47.9	47.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 28, 2015	February 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$161.4	$176.5
Short-term investments	45.9	68.3
Accounts receivable, net of allowances of $14.3 and $14.6	368.9	325.6
Inventories	176.8	166.2
Deferred income taxes	40.0	46.4
Prepaid expenses	22.8	16.5
Other current assets	44.5	55.5
Total current assets	860.3	855.0
Property, plant and equipment, net of accumulated depreciation of $953.5 and $1,055.9	403.6	389.5
Company-owned life insurance ("COLI")	160.8	159.5
Deferred income taxes	94.5	100.1
Goodwill	106.7	107.2
Other intangible assets, net of accumulated amortization of $42.1 and $41.1	14.7	14.7
Investments in unconsolidated affiliates	59.2	59.1
Other assets	34.6	34.5
Total assets	$1,734.4	$1,719.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227.5	$215.0
Short-term borrowings and current maturities of long-term debt	2.5	2.5
Accrued expenses:
Employee compensation	128.2	151.9
Employee benefit plan obligations	23.2	29.4
Customer deposits	33.2	25.1
Product warranties	25.3	22.4
Other	108.7	99.0
Total current liabilities	548.6	545.3
Long-term liabilities:
Long-term debt less current maturities	278.8	279.6
Employee benefit plan obligations	155.2	158.2
Other long-term liabilities	62.8	72.7
Total long-term liabilities	496.8	510.5
Total liabilities	1,045.4	1,055.8
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	11.4	5.0
Accumulated other comprehensive loss	(38.7)	(29.4)
Retained earnings	716.3	688.2
Total shareholders’ equity	689.0	663.8
Total liabilities and shareholders’ equity	$1,734.4	$1,719.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 28, 2015	August 29, 2014
OPERATING ACTIVITIES
Net income	$57.2	$51.5
Depreciation and amortization	32.6	29.3
Deferred income taxes	13.3	18.1
Non-cash restructuring costs (benefits)	13.2	(3.3)
Non-cash stock compensation	14.2	12.6
Equity in income of unconsolidated affiliates	(6.6)	(7.4)
Dividends received from unconsolidated affiliates	6.6	5.4
Other	(1.0)	(3.5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40.2)	(43.2)
Inventories	(9.4)	(32.5)
Assets related to derivative instruments	22.9	(4.7)
Other assets	(20.3)	(10.4)
Accounts payable	12.4	32.2
Employee compensation liabilities	(41.1)	(54.5)
Employee benefit obligations	(12.4)	(9.4)
Accrued expenses and other liabilities	12.3	3.6
Net cash provided by (used in) operating activities	53.7	(16.2)
INVESTING ACTIVITIES
Capital expenditures	(47.4)	(44.3)
Proceeds from disposal of fixed assets	4.2	19.1
Purchases of short-term investments	(14.8)	(58.6)
Liquidations of short-term investments	37.1	105.1
Acquisitions, net of cash acquired	(6.9)	—
Other	0.3	11.0
Net cash provided by (used in) investing activities	(27.5)	32.3
FINANCING ACTIVITIES
Dividends paid	(29.1)	(26.6)
Common stock repurchases	(11.9)	(34.3)
Excess tax benefit from vesting of stock awards	3.0	0.2
Repayments of long-term debt	(1.2)	(1.2)
Net cash used in financing activities	(39.2)	(61.9)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.3)
Net decrease in cash and cash equivalents	(15.1)	(46.1)
Cash and cash equivalents, beginning of period	176.5	201.8
Cash and cash equivalents, end of period	$161.4	$155.7

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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. We chose to adopt these provisions in Q1 2016, which impacted our Consolidated Balance Sheet as of February 27, 2015, by reducing Other current assets and Other assets by $0.5 and $1.7, respectively, and decreasing Long-term debt by $2.2 and impacted our Consolidated Statement of Cash Flows as of August 29, 2014 by increasing Operating Activities - Other by $0.2 and decreasing Changes in operating assets and liabilities - Other assets by $0.2.
In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB deferred the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption as of the original effective date permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Net income	$37.2	$30.5	$57.2	$51.5
Adjustment for earnings attributable to participating securities	(0.8)	(0.6)	(1.2)	(0.9)
Net income used in calculating earnings per share	$36.4	$29.9	$56.0	$50.6
Weighted-average common shares outstanding including participating securities (in millions)	124.8	124.8	124.6	125.0
Adjustment for participating securities (in millions)	(2.7)	(2.5)	(2.5)	(2.3)
Shares used in calculating basic earnings per share (in millions)	122.1	122.3	122.1	122.7
Effect of dilutive stock-based compensation (in millions)	1.1	1.2	1.1	1.3
Shares used in calculating diluted earnings per share (in millions)	123.2	123.5	123.2	124.0
Earnings per share:
Basic	$0.30	$0.24	$0.46	$0.41
Diluted	$0.30	$0.24	$0.45	$0.41
Total common shares outstanding at period end (in millions)	122.1	121.3	122.1	121.3

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.1	0.1	0.1	0.1

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 28, 2015:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of May 29, 2015	$0.8	$7.4	$(42.3)	$(34.1)
Other comprehensive income (loss) before reclassifications	(0.2)	—	(3.2)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	—	(1.2)
Net current period other comprehensive income (loss)	(0.2)	(1.2)	(3.2)	(4.6)
Balance as of August 28, 2015	$0.6	$6.2	$(45.5)	$(38.7)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 28, 2015:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 27, 2015	$0.8	$8.5	$(38.7)	$(29.4)
Other comprehensive income (loss) before reclassifications	(0.2)	—	(6.8)	(7.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.3)	—	(2.3)
Net current period other comprehensive income (loss)	(0.2)	(2.3)	(6.8)	(9.3)
Balance as of August 28, 2015	$0.6	$6.2	$(45.5)	$(38.7)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended August 28, 2015 and August 29, 2014:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	0.1	—	0.2	—	Cost of sales
Actuarial losses (gains)	0.2	0.1	0.4	0.2	Operating expenses
Prior service cost (credit)	(1.1)	(1.0)	(2.1)	(2.1)	Cost of sales
Prior service cost (credit)	(1.2)	(1.2)	(2.4)	(2.4)	Operating expenses
	0.8	0.8	1.6	1.7	Income tax expense
Total reclassifications	(1.2)	(1.3)	(2.3)	(2.6)	Net income

5.	FAIR VALUE
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
Our total debt is carried at cost and was $281.3 and $282.1 as of August 28, 2015 and February 27, 2015, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $312 and $323 as of August 28, 2015 and February 27, 2015, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 28, 2015 and February 27, 2015 are summarized below:

	August 28, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$161.4	$—	$—	$161.4
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	17.0	—	17.0
U.S. agency debt securities	—	17.0	—	17.0
Asset backed securities	—	6.0	—	6.0
U.S. government debt securities	5.5	—	—	5.5
Municipal debt securities	—	0.3	—	0.3
Other investments	—	0.1	—	0.1
Foreign exchange forward contracts	—	1.2	—	1.2
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
Auction rate securities	—	—	9.6	9.6
	$169.4	$44.7	$9.6	$223.7
Liabilities
Foreign exchange forward contracts	—	(6.0)	—	(6.0)
	$—	$(6.0)	$—	$(6.0)

	February 27, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.5	$—	$—	$176.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.7	—	30.7
U.S. agency debt securities	—	24.1	—	24.1
Asset backed securities	—	7.7	—	7.7
U.S. government debt securities	4.3	—	—	4.3
Municipal debt securities	—	0.8	—	0.8
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	24.1	—	24.1
Canadian asset-backed commercial paper restructuring notes	—	3.4	—	3.4
Auction rate securities	—	—	9.7	9.7
	$183.3	$91.5	$9.7	$284.5
Liabilities
Foreign exchange forward contracts	$—	$(3.1)	$—	$(3.1)
	$—	$(3.1)	$—	$(3.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 28, 2015:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 27, 2015	$9.7
Unrealized loss on investments	(0.1)
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of August 28, 2015	$9.6

6.	INVENTORIES

Inventories	August 28, 2015	February 27, 2015
Raw materials and work-in-process	$93.3	$96.9
Finished goods	102.9	90.4
	196.2	187.3
Revaluation to LIFO	19.4	21.1
	$176.8	$166.2
The portion of inventories determined by the LIFO method was $76.3 as of August 28, 2015 and $78.1 as of February 27, 2015.

7.	INCOME TAXES
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries.
As of February 27, 2015, we maintained a full valuation allowance against our French net deferred tax assets due to the long history of large net operating losses in France, including losses generated in 2015 due to the fact that the contract manufacturing model was not fully implemented in 2015. Through the first half of 2016, this new model generated taxable income for our French subsidiaries and allowed for partial utilization of the net operating loss carryforwards in France. It is possible that sufficient positive evidence including, but not limited to, sustained profitability may become available in 2016 to reach a conclusion that the remaining French valuation allowance which totaled $57.5 as of August 28, 2015, could be reversed by the end of 2016. A change in judgment regarding our expected ability to realize net deferred tax assets would be accounted for as a discrete tax benefit in the period in which it occurs.

8.	SHARE-BASED COMPENSATION
Performance Units
In 2016, we awarded 268,410 performance units ("PSUs") to our executive officers. Of the PSUs awarded, 134,205 units are earned after a three-year performance period, from 2016 through 2018, based on our total shareholder return relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 268,410. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $24.15 per unit for these PSUs, compared to $23.25 and $15.50 per unit for PSUs granted in 2015 and 2014, respectively.

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
The remaining 134,205 PSUs awarded during 2016 are earned after a three-year performance period, from 2016 through 2018, based on our three-year average return on invested capital, which is a performance condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under this award is 268,410. These units are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of PSUs that will ultimately be earned changes. The weighted average grant date fair value of these PSUs was $18.68. The fair value is equal to the closing stock price on the date of grant.
For all PSUs awarded in 2016, dividend equivalents are calculated based on the actual number of shares earned at the end of the performance period equal to the dividends that would have been payable on the earned shares had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash or Class A Common Stock at the discretion of the Board of Directors. In addition, these awards will be forfeited if the participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as set forth in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan") and the applicable award agreements and as determined by the Administrative Committee in its discretion.
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 28, 2015 and August 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Expense	$2.9	$0.9	$5.4	$3.5
Tax benefit	1.0	0.3	1.9	1.3
As of August 28, 2015, there was $10.1 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
The PSU activity for the six months ended August 28, 2015 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	1,418,312	$16.63
Granted	536,820	21.42
Nonvested as of August 28, 2015	1,955,132	$17.95
Restricted Stock Units
During the six months ended August 28, 2015, we awarded 562,962 restricted stock units ("RSUs"), of which 111,916 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards will

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be forfeited if a participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as set forth in the Incentive Compensation Plan and the applicable award agreements and as determined by the Administrative Committee in its discretion. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 28, 2015 and August 29, 2014 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Expense	$2.3	$2.0	$8.4	$8.7
Tax benefit	0.8	0.7	3.0	3.1
As of August 28, 2015, there was $11.4 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the six months ended August 28, 2015 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	2,110,822	$14.61
Granted	562,962	18.65
Vested	(18,469)	10.97
Forfeited	(4,250)	16.27
Nonvested as of August 28, 2015	2,651,065	$15.51

9.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three and six months ended August 28, 2015 and August 29, 2014 and total assets as of August 28, 2015 and February 27, 2015 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Revenue
Americas	$615.5	$580.3	$1,135.2	$1,086.6
EMEA	128.1	131.1	248.0	278.7
Other	75.4	75.3	141.3	144.5
	$819.0	$786.7	$1,524.5	$1,509.8
Operating income (loss)
Americas	$91.7	$80.1	$145.8	$133.3
EMEA	(24.9)	(21.7)	(38.4)	(29.4)
Other	3.4	3.4	4.3	3.4
Corporate	(10.1)	(9.0)	(18.1)	(18.1)
	$60.1	$52.8	$93.6	$89.2

Reportable Segment Balance Sheet Data	August 28, 2015	February 27, 2015
Total assets
Americas	$1,013.6	$956.1
EMEA	286.7	290.2
Other	166.0	163.1
Corporate	268.1	310.2
	$1,734.4	$1,719.6

10.	RESTRUCTURING ACTIVITIES
In Q1 2016, we recognized a $2.8 gain in the Americas segment related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions.
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur between $15 and $17 in restructuring costs in connection with this project, including approximately $8 to $10 in costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 in potential employee separation costs. We incurred $5.9 of employee separation costs in the EMEA segment in connection with these actions during the three and six months ended August 28, 2015. We incurred $0.8 and $1.5 of other costs in the EMEA segment in connection with these actions during the three and six months ended August 28, 2015, respectively.
In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. We incurred $0.6 and $1.6 of business exit and other costs in the EMEA segment in connection with these actions during the three and six months ended August 28, 2015, respectively. During 2015, we incurred $32.8 of business exit and other costs in the EMEA segment in connection with these actions including $27.3 for a facilitation payment related to the transfer of the facility to a third party. These restructuring actions are substantially complete.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $0.4 and $1.1 of employee termination costs in the Americas segment in connection with these actions during the three and six months ended August 28, 2015, respectively. We incurred $0.3 and $0.4 of business exit and other related costs in the Americas segment in connection with these

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions during the three and six months ended August 28, 2015, respectively. During 2015, we incurred $1.6 of employee termination costs and $0.7 of business exit and other related costs in the Americas segment in connection with these actions.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we expect to incur approximately $23 of cash restructuring costs, with approximately $17 related to employee termination costs and approximately $6 related to business exit and other related costs. We incurred $1.7 and $3.4 of employee termination costs in the EMEA segment in connection with these actions during the three and six months ended August 28, 2015, respectively. We incurred $1.3 and $1.7 of business exit and other related costs in the EMEA segment in connection with these actions during the three and six months ended August 28, 2015, respectively. During 2015, we incurred $12.7 of employee termination costs and $1.6 of business exit and other related costs in the EMEA segment in connection with these actions. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Six Months Ended
Restructuring Costs (Benefits)	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Cost of sales
Americas	$0.7	$0.7	$1.5	$(10.9)
EMEA	3.6	5.5	6.7	6.6
Other	—	—	—	—
	4.3	6.2	8.2	(4.3)
Operating expenses
Americas	—	—	(2.8)	—
EMEA	7.0	0.2	7.8	1.0
Other	—	—	—	—
	7.0	0.2	5.0	1.0
Total	$11.3	$6.4	$13.2	$(3.3)
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 28, 2015:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	11.6	4.3	15.9
Payments	(2.4)	(4.5)	(6.9)
Adjustments	0.1	—	0.1
Reserve balance as of August 28, 2015	$23.0	$1.4	$24.4
The employee termination costs reserve balance as of August 28, 2015 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Revenue	$819.0	100.0%	$786.7	100.0%	$1,524.5	100.0%	$1,509.8	100.0%
Cost of sales	547.9	66.9	536.1	68.1	1,032.9	67.8	1,040.6	68.9
Restructuring costs (benefits)	4.3	0.5	6.2	0.8	8.2	0.5	(4.3)	(0.3)
Gross profit	266.8	32.6	244.4	31.1	483.4	31.7	473.5	31.4
Operating expenses	199.7	24.4	191.4	24.4	384.8	25.2	383.3	25.4
Restructuring costs	7.0	0.9	0.2	—	5.0	0.4	1.0	0.1
Operating income	60.1	7.3	52.8	6.7	93.6	6.1	89.2	5.9
Interest expense	(4.3)	(0.5)	(4.4)	(0.6)	(8.8)	(0.6)	(8.8)	(0.6)
Investment income	0.5	0.1	0.5	0.1	0.9	0.1	0.9	0.1
Other income, net	2.2	0.2	3.2	0.4	4.3	0.3	6.7	0.4
Income before income tax expense	58.5	7.1	52.1	6.6	90.0	5.9	88.0	5.8
Income tax expense	21.3	2.6	21.6	2.7	32.8	2.1	36.5	2.4
Net income	$37.2	4.5%	$30.5	3.9%	$57.2	3.8%	$51.5	3.4%
Earnings per share:
Basic	$0.30		$0.24		$0.46		$0.41
Diluted	$0.30		$0.24		$0.45		$0.41

Q2 2016 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q2 2015 revenue	$580.3	$131.1	$75.3	$786.7
Divestitures	—	(0.7)	—	(0.7)
Currency translation effects*	(5.1)	(20.9)	(3.6)	(29.6)
Q2 2015 revenue, adjusted	575.2	109.5	71.7	756.4
Q2 2016 revenue	615.5	128.1	75.4	819.0
Acquisition	$(7.0)	$—	$—	$(7.0)
Q2 2016 revenue, adjusted	$608.5	$128.1	$75.4	$812.0
Organic growth $	$33.3	$18.6	$3.7	$55.6
Organic growth %	6%	17%	5%	7%

* Currency translation effects represent the estimated net effect of translating Q2 2015 foreign currency revenues using the average exchange rates during Q2 2016.

Year-to-Date 2016 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2015 revenue	$1,086.6	$278.7	$144.5	$1,509.8
Divestitures	—	(2.1)	—	(2.1)
Currency translation effects*	(9.0)	(48.0)	(6.6)	(63.6)
Year-to-date 2015 revenue, adjusted	1,077.6	228.6	137.9	1,444.1
Year-to-date 2016 revenue	1,135.2	248.0	141.3	1,524.5
Acquisition	$(7.0)	$—	$—	$(7.0)
Year-to-date 2016 revenue, adjusted	$1,128.2	$248.0	$141.3	$1,517.5
Organic growth $	$50.6	$19.4	$3.4	$73.4
Organic growth %	5%	8%	2%	5%

* Currency translation effects represent the estimated net effect of translating year-to-date 2015 foreign currency revenues using the average exchange rates during year-to-date 2016.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Operating income	$60.1	7.3%	$52.8	6.7%	$93.6	6.1%	$89.2	5.9%
Add: restructuring costs (benefits)	11.3	1.4	6.4	0.8	13.2	0.9	(3.3)	(0.2)
Adjusted operating income	$71.4	8.7%	$59.2	7.5%	$106.8	7.0%	$85.9	5.7%
Overview
In Q2 2016, we experienced organic revenue growth across all our segments, with the largest growth rate in EMEA. The Americas posted strong operating performance, which drove our highest quarterly consolidated adjusted operating income margin in 15 years, despite continued disruption and inefficiencies associated with our manufacturing footprint changes in EMEA and other manufacturing and distribution issues in EMEA which arose during the quarter. We recorded significant restructuring costs during the quarter associated with our EMEA manufacturing footprint changes, which are nearing completion, and the relocation of activities to our new Learning + Innovation Center in Munich, Germany.
Q2 2016 Compared to Q2 2015
We recorded net income of $37.2 in Q2 2016 and $30.5 in Q2 2015. The increase was driven by operating improvements in the Americas and benefits associated with a lower effective income tax rate, partially offset by higher restructuring costs in EMEA in the current year.
Revenue was $819.0 in Q2 2016 compared to $786.7 in Q2 2015. The revenue growth was led by 6% growth in the Americas which was driven by increased unit volume, with approximately 1% of the growth rate attributable to improved pricing. The revenue comparison in EMEA reflected $20.9 of unfavorable currency translation effects, partially offset by increased unit volume and minimal benefits from improved pricing. Organic revenue growth was $55.6 or 7% compared to the prior year, with growth of 6% in the Americas, 17% in EMEA and 5% in the Other category.
Operating income was $60.1 or 7.3% of sales in Q2 2016 compared to $52.8 or 6.7% of sales in the prior year. The increase was driven by strong operating performance in the Americas. In EMEA, benefits associated with the organic revenue growth were largely offset by an increase in cost of sales as a percentage of revenue and a $4.9 increase in restructuring costs. Adjusted operating income increased by $12.2 or 20.6% to $71.4 in Q2 2016 compared to the prior year, and the Q2 2016 adjusted operating income margin of 8.7% represented a 120 basis point improvement compared to Q2 2015.
Cost of sales was 66.9% of revenue in Q2 2016, which represented a 120 basis point decrease compared to Q2 2015. The improvement was primarily driven by a 190 basis point improvement in the Americas due to improvements in negotiated pricing, lower material, freight and distribution costs and benefits of other cost reduction efforts, partially offset by a 290 basis point decline in EMEA driven by manufacturing and distribution issues which arose during the current quarter and lower absorption of fixed costs due to a large project that was manufactured in the first half of the prior year and shipped thereafter.
Operating expenses in Q2 2016 of $199.7 represented an increase of $8.3 compared to Q2 2015. Higher variable compensation expense of $7, increased sales and marketing costs of approximately $3 and other increases in operating expenses were partially offset by approximately $7 of favorable currency translation effects. As a percent of revenue, operating expenses were consistent with the prior year at 24.4%.
We recorded net restructuring costs of $11.3 in Q2 2016 primarily related to actions in EMEA, including severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich, Germany, and the closure of a manufacturing facility in Durlangen, Germany. In Q2 2015, we recorded restructuring costs of $6.4 primarily related to the closure of the Durlangen facility. See Note 10 to the condensed consolidated financial statements for additional information.
Our Q2 2016 effective tax rate was 36.4% compared to the Q2 2015 effective tax rate of 41.5%, which equated to a $3.0 improvement in net income in Q2 2016. The decrease was primarily driven by implementing a new transfer pricing model in EMEA in Q4 2015. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. This new model generated taxable income for our Steelcase European subsidiaries in Q2 2016 and allowed for partial utilization of net operating loss carryforwards in Europe which reflected valuation allowances. See Note 7 to the condensed consolidated financial statements for additional information.
Year-to-Date 2016 Compared to Year-to-Date 2015
We recorded year-to-date 2016 net income of $57.2 compared to year-to-date 2015 net income of $51.5. The increase was driven by operating improvements in the Americas and benefits associated with a lower effective income tax rate, partially offset by higher restructuring costs in the current year.
Year-to-date 2016 revenue increased $14.7 or 1.0% compared to year-to-date 2015. The revenue growth was led by 5% growth in the Americas which was driven by increased unit volume, with approximately 1% of the growth rate attributable to improved pricing. The revenue comparison in EMEA reflected $48.0 of unfavorable currency translation effects, offset in part by increased unit volume and minimal benefits from improved pricing. Organic revenue growth for year-to-date 2016 was $73.4 or 5%, with growth of 5% in the Americas, 8% in EMEA and 2% in the Other category. Approximately 60% of the organic revenue growth was due to increased unit volume.
Year-to-date 2016 operating income of $93.6 or 6.1% of revenue compared to $89.2 million or 5.9% of revenue in the prior year. The increase was driven by strong operating performance in the Americas, despite a $9.6 reduction in restructuring benefits compared to the prior year. In EMEA, benefits associated with the organic revenue growth were largely offset by an increase in cost of sales as a percentage of revenue and a $6.9 increase in restructuring costs. Year-to-date 2016 adjusted operating income increased by $20.9 or 24.3% to $106.8 compared to the prior year. The year-to-date 2016 adjusted operating income margin of 7.0% represented a 130 basis point improvement compared to year-to-date 2015.
Year-to-date 2016 cost of sales was 67.8%, a 110 basis point decrease compared to year-to-date 2015. The improvement was primarily driven by a 190 basis point improvement in the Americas driven by the same factors as the quarter, partially offset by a 340 basis point decline in EMEA driven by the same factors as the quarter.

Year-to-date 2016 operating expenses of $384.8 increased $1.5 compared to the prior year but decreased slightly as a percentage of sales. Higher variable compensation expense of $6, increased sales and marketing costs of approximately $3 and other increases in operating expenses were partially offset by approximately $15 of favorable currency translation effects.
We recorded year-to-date 2016 net restructuring costs of $13.2 compared to net restructuring benefits of $3.3 in year-to-date 2015. The year-to-date 2016 amount included costs primarily associated with the closure of a manufacturing facility in Durlangen, Germany, and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich, Germany. The year-to-date 2015 amount included a gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions, partially offset by costs in EMEA primarily related to the Durlangen facility. See Note 10 to the condensed consolidated financial statements for additional information.
Our year-to-date 2016 effective tax rate was 36.4% compared to a year-to-date 2015 effective tax rate of 41.5%, which equated to a $4.6 improvement in net income in year-to-date 2016. The decrease was primarily driven by the implementation of a new transfer pricing model in EMEA in Q4 2015. See Note 7 to the condensed consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Interest expense	$(4.3)	$(4.4)	$(8.8)	$(8.8)
Investment income	0.5	0.5	0.9	0.9
Other income (expense), net:
Equity in income of unconsolidated ventures	3.3	3.7	6.5	7.4
Foreign exchange loss	(1.0)	(0.2)	(1.6)	(0.5)
Miscellaneous, net	(0.1)	(0.3)	(0.6)	(0.2)
Total other income, net	2.2	3.2	4.3	6.7
Total interest expense, investment income and other income, net	$(1.6)	$(0.7)	$(3.6)	$(1.2)
Other income, net decreased in Q2 2016 and year-to-date 2016 primarily due to higher foreign exchange losses and lower equity in income of unconsolidated ventures.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Revenue	$615.5	100.0%	$580.3	100.0%	$1,135.2	100.0%	$1,086.6	100.0%
Cost of sales	391.7	63.7	380.7	65.6	738.0	65.0	726.6	66.9
Restructuring costs (benefits)	0.7	0.1	0.7	0.1	1.5	0.1	(10.9)	(1.0)
Gross profit	223.1	36.2	198.9	34.3	395.7	34.9	370.9	34.1
Operating expenses	131.4	21.3	118.8	20.5	252.7	22.3	237.6	21.8
Restructuring benefits	—	—	—	—	(2.8)	(0.2)	—	—
Operating income	$91.7	14.9%	$80.1	13.8%	$145.8	12.8%	$133.3	12.3%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Operating income	$91.7	14.9%	$80.1	13.8%	$145.8	12.8%	$133.3	12.3%
Add: restructuring costs (benefits)	0.7	0.1	0.7	0.1	(1.3)	(0.1)	(10.9)	(1.0)
Adjusted operating income	$92.4	15.0%	$80.8	13.9%	$144.5	12.7%	$122.4	11.3%
Operating results in the Americas for both Q2 2016 and year-to-date 2016 improved significantly compared to the prior year, and the segment posted its highest level of operating margin in more than a decade. The improvement was driven by revenue growth and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses. The year-to-date results were also impacted by a reduction in restructuring benefits compared to the prior year.
The Americas revenue represented 75.2% of consolidated revenue in Q2 2016. Revenue for Q2 2016 was $615.5 compared to $580.3 in Q2 2015 and reflected $5.1 of unfavorable currency translation effects and a $7.0 favorable impact of an acquisition. The revenue growth of 6% was driven by higher unit volume, with approximately 1% of the growth rate attributable to improvements in negotiated pricing. The increase in revenue in Q2 2016 is categorized as follows:

•	Product categories — Five out of seven categories grew in Q2 2016, led by Furniture, Turnstone and Seating. Technology and Health declined compared to the prior year.

•
Vertical markets — Financial Services, Manufacturing, Insurance Services, Technical and Professional and Federal Government experienced strong growth rates, while Energy and Healthcare declined year-over-year.

•	Geographic regions — The East Business Group posted strong growth, while the West and South Business Groups declined.

•	Contract type — Project business and continuing business had strong growth, while marketing programs declined year-over-year.
Organic revenue growth was $33.3 or 6% compared to the prior year.
Year-to-date 2016 revenue of $1,135.2 increased $48.6 compared to year-to-date 2015 and reflected $9.0 of unfavorable currency translation effects and a $7.0 favorable impact of an acquisition. The year-to-date growth was driven by the same factors as the quarter. Year-to-date 2016 organic revenue growth was $50.6 or 5% compared to the prior year.
Cost of sales decreased 190 basis points to 63.7% of revenue in Q2 2016 compared to 65.6% of revenue in Q2 2015. The primary drivers of the decrease were improvements in negotiated customer pricing and lower material, freight and distribution costs, each of which had an impact of approximately 100 basis points, as well as benefits of other cost reduction efforts, partially offset by higher variable compensation costs. In addition, $2 of lower customer rebate and dealer incentive costs were offset by $3 of higher warranty costs. Year-to-date 2016 cost of sales also decreased 190 basis points driven by the same factors as the quarter.
Operating expenses in Q2 2016 increased by $12.6 compared to the prior year to $131.4 and increased by 80 basis points as a percentage of revenue. The increase was primarily due to $6 of higher variable compensation costs, $3 of higher sales and marketing costs and $2 related to a small dealer acquisition. Year-to-date 2016 operating expenses increased by $15.1, or 50 basis points as a percentage of revenue, compared to the prior year driven by the same factors in the quarter.
Restructuring costs of $0.7 in Q2 2016 and Q2 2015 were associated with the planned closure of a manufacturing facility in High Point, North Carolina. Year-to-date 2016 net restructuring benefits of $1.3 included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions, partially offset by costs associated with the planned closure of a manufacturing facility in High Point, North Carolina. Year-to-date 2015 net restructuring benefits of $10.9 were primarily driven by a gain related to the sale of an idle manufacturing facility that was closed as part of previously announced restructuring actions, partially offset by costs associated with the planned closure of a manufacturing facility in High Point, North Carolina.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Revenue	$128.1	100.0%	$131.1	100.0%	$248.0	100.0%	$278.7	100.0%
Cost of sales	106.6	83.2	105.3	80.3	201.7	81.3	217.0	77.9
Restructuring costs	3.6	2.8	5.5	4.2	6.7	2.7	6.6	2.3
Gross profit	17.9	14.0	20.3	15.5	39.6	16.0	55.1	19.8
Operating expenses	35.8	28.0	41.8	31.9	70.2	28.3	83.5	29.9
Restructuring costs	7.0	5.5	0.2	0.2	7.8	3.1	1.0	0.4
Operating loss	$(24.9)	(19.5)%	$(21.7)	(16.6)%	$(38.4)	(15.4)%	$(29.4)	(10.5)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Operating loss	$(24.9)	(19.5)%	$(21.7)	(16.6)%	$(38.4)	(15.4)%	$(29.4)	(10.5)%
Add: restructuring costs	10.6	8.3	5.7	4.4	14.5	5.8	7.6	2.7
Adjusted operating loss	$(14.3)	(11.2)%	$(16.0)	(12.2)%	$(23.9)	(9.6)%	$(21.8)	(7.8)%
Operating results in EMEA for Q2 2016 and year-to-date 2016 were impacted by an increase in restructuring costs compared to the prior year. Benefits associated with the organic revenue growth and improved operating expenses as a percentage of revenue in the current periods were more than offset by significant increases in cost of sales as a percentage of revenue compared to the prior year.
EMEA revenue represented 15.6% of consolidated revenue in Q2 2016. Revenue for Q2 2016 was $128.1 compared to $131.1 in Q2 2015 and reflected higher unit volume and minimal benefits from improved pricing, offset by $20.9 of unfavorable currency translation effects and a $0.7 unfavorable impact from divestitures. Organic revenue growth was $18.6 or 17%. Germany and the United Kingdom posted organic revenue growth, while Africa and France declined. The strong growth in EMEA in the current quarter compares to an organic revenue decline in the prior year, which included a number of projects with extended shipment dates and extended lead times associated with manufacturing disruptions. For year-to-date 2016, revenue reflected higher unit volume and minimal benefits from improved pricing, offset by $48.0 of unfavorable currency translation effects and a $2.1 unfavorable impact from divestitures, and organic revenue growth was $19.4 or 8%. The year-to-date 2016 organic growth was broad based and led by Germany, Iberia and Africa.
Cost of sales as a percentage of revenue increased significantly in Q2 2016 and year-to-date 2016 compared to the prior year, which included approximately $2 to $3 and approximately $4, respectively, of favorable absorption of fixed costs due to projects that were manufactured in the first half of the prior year and shipped thereafter. During Q2 2016, we experienced manufacturing and distribution issues including power outages, a failed sprinkler system at our new facility in the Czech Republic and other startup related issues which resulted in incremental costs and labor inefficiencies during the quarter of approximately $3 to $4.
Cost of sales in Q2 2016 and Q2 2015 included $6 and $9, respectively, of disruption costs and inefficiencies associated with the manufacturing footprint changes initiated in prior years, and cost of sales in each of year-to-date 2016 and year-to-date 2015 included $12 of such disruption costs and inefficiencies. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses decreased in Q2 2016 and year-to-date 2016 compared to the prior year primarily due to favorable currency translation effects. Operating expenses in local currency were otherwise relatively flat with the prior year due to cost containment efforts. As a result, operating expenses as a percentage of revenue decreased significantly compared to the prior year.
Restructuring costs of $10.6 and $14.5 in Q2 2016 and year-to-date 2016, respectively, were primarily related to costs associated with the closure of a manufacturing facility in Durlangen, Germany, severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich, Germany, and the exit of a manufacturing facility in in Wisches, France, which was completed during Q2 2016. Restructuring costs of $5.7 and $7.6 in Q2 2015 and year-to-date 2015 were primarily associated with the closure of a manufacturing facility in Durlangen, Germany, and the exit of a manufacturing facility in Wisches, France.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Revenue	$75.4	100.0%	$75.3	100.0%	$141.3	100.0%	$144.5	100.0%
Cost of sales	49.6	65.8	50.1	66.5	93.2	66.0	97.0	67.1
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	25.8	34.2	25.2	33.5	48.1	34.0	47.5	32.9
Operating expenses	22.4	29.7	21.8	29.0	43.8	31.0	44.1	30.5
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$3.4	4.5%	$3.4	4.5%	$4.3	3.0%	$3.4	2.4%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	August 28, 2015		August 29, 2014		August 28, 2015		August 29, 2014
Operating income	$3.4	4.5%	$3.4	4.5%	$4.3	3.0%	$3.4	2.4%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$3.4	4.5%	$3.4	4.5%	$4.3	3.0%	$3.4	2.4%
Revenue in the Other category represented 9.2% of consolidated revenue in Q2 2016. Revenue and operating income in the Other category in Q2 2016 and year-to-date 2016 were generally comparable to Q2 2015 and year-to-date 2015. Improved operating performance in Asia Pacific offset lower operating performance at PolyVision, while operating performance at Designtex was comparable to the prior year.
The improved operating performance in Asia Pacific was driven by higher revenue in China and India, partially offset by declines in Japan and Australia. The lower operating performance at PolyVision was due to reduced demand in the K-12 education market in the U.S. and higher revenue in the prior year from a large project order in Europe.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, human resources, finance, executive, corporate facilities, legal and research, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 28, 2015	August 29, 2014	August 28, 2015	August 29, 2014
Operating expenses	$10.1	$9.0	$18.1	$18.1

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in operating expenses in Q2 2016 was primarily due to lower income associated with COLI, partially offset by lower deferred compensation expense.
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

Liquidity Sources	August 28, 2015	February 27, 2015
Cash and cash equivalents	$161.4	$176.5
Short-term investments	45.9	68.3
Company-owned life insurance	160.8	159.5
Availability under credit facilities	151.1	154.7
Total liquidity	$519.2	$559.0
As of August 28, 2015, we held a total of $207.3 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $161.4 in cash and cash equivalents, approximately 67% was located in the U.S. and the remaining 33% was located outside of the U.S., primarily in France, China, Mexico, Hong Kong, and the United Kingdom. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 28, 2015 and August 29, 2014:

	Six Months Ended
Cash Flow Data	August 28, 2015	August 29, 2014
Net cash provided by (used in):
Operating activities	$53.7	$(16.2)
Investing activities	(27.5)	32.3
Financing activities	(39.2)	(61.9)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.3)
Net decrease in cash and cash equivalents	(15.1)	(46.1)
Cash and cash equivalents, beginning of period	176.5	201.8
Cash and cash equivalents, end of period	$161.4	$155.7

Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 28, 2015	August 29, 2014
Net income	$57.2	$51.5
Depreciation and amortization	32.6	29.3
Deferred income taxes	13.3	18.1
Non-cash restructuring costs (benefits)	13.2	(3.3)
Non-cash stock compensation	14.2	12.6
Equity in income of unconsolidated affiliates	(6.6)	(7.4)
Dividends received from unconsolidated affiliates	6.6	5.4
Other	(1.0)	(3.5)
Changes in accounts receivable, inventories and accounts payable	(37.2)	(43.5)
Changes in employee compensation liabilities	(41.1)	(54.5)
Assets related to derivative instruments	22.9	(4.7)
Changes in other operating assets and liabilities	(20.4)	(16.2)
Net cash provided by (used in) operating activities	$53.7	$(16.2)
The increase in cash provided by operating activities in year-to-date 2016 compared to year-to-date 2015 is the result of improved operating results after restructuring costs (benefits). In addition, year-to-date 2016 included proceeds from the settlement of foreign exchange forward contracts.
Cash provided by (used in) investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 28, 2015	August 29, 2014
Capital expenditures	$(47.4)	$(44.3)
Proceeds from disposal of fixed assets	4.2	19.1
Purchases of short-term investments	(14.8)	(58.6)
Liquidations of short-term investments	37.1	105.1
Acquisitions, net of cash acquired	(6.9)	—
Other	0.3	11.0
Net cash provided by (used in) investing activities	$(27.5)	$32.3
Capital expenditures in year-to-date 2016 included $18.0 in progress payments toward a replacement corporate aircraft. A small dealer in the Americas segment was acquired in Q1 2016. Capital expenditures in year-to-date 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development.
The higher purchases of short-term investments in year-to-date 2015 primarily related to the receipt of proceeds related to the sale of a former manufacturing facility and the repayment of a note receivable from a dealer in the Americas segment. Liquidations of short term investments are primarily related to the funding of our operations.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 28, 2015	August 29, 2014
Dividends paid	$(29.1)	$(26.6)
Common stock repurchases	(11.9)	(34.3)
Other	1.8	(1.0)
Net cash used in financing activities	$(39.2)	$(61.9)

We paid dividends of $0.1125 per common share during Q2 2016 and Q1 2016 and $0.105 per share during Q2 2015 and Q1 2015.
In year-to-date 2016, most of our common stock repurchases were made to satisfy participants' tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan. In Q2 2016 we made common stock repurchases of 32,150 shares, all of which related to our Class A Common Stock. As of the end of Q2 2016, we had $60.1 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
Off-Balance Sheet Arrangements
During Q2 2016, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2016, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 28, 2015 were:

Liquidity Facilities	August 28, 2015
Global committed bank facility	$125.0
Other committed bank facilities	8.1
Various uncommitted lines	18.0
Total credit lines available	151.1
Less: Borrowings outstanding	—
Available capacity	$151.1
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of August 28, 2015, we were in compliance with all covenants under the facility. We have $8.1 in other revolving credit facilities.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of August 28, 2015. In addition, we have revolving credit agreements of $40.3 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $21.7 were outstanding under such facilities as of August 28, 2015. There were no draws on our standby letters of credit during Q2 2016.
Total consolidated debt as of August 28, 2015 was $281.3. Our debt primarily consists of $247.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of August 28, 2015 of $32.3. This term loan has a floating interest rate based on 30-day LIBOR plus 3.35% and is due in 2017. The term notes are unsecured, the term loan is secured by two corporate aircraft, and neither the term notes nor the term loan contain financial covenants or are cross-defaulted to other debt facilities.
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
We currently expect capital expenditures to approximate $100 in 2016 compared to $98 in 2015. This estimate includes progress payments toward a replacement corporate aircraft, global upgrades to various manufacturing technologies and initial expenditures associated with the Learning + Innovation Center in Munich, Germany.
On September 23, 2015, we announced a quarterly dividend on our common stock of $0.1125 per share, or $14.0, to be paid in Q3 2016. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q2 2016, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 28, 2015 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2015. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2016, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2016, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk
During Q2 2016, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 28, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 28, 2015, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/30/2015 - 07/03/2015	31,673	$17.19	31,673	$60.1
07/04/2015 - 07/31/2015	477	$18.38	—	$60.1
08/01/2015 - 08/28/2015	—	$—	—	$60.1
Total	32,150	(2)	31,673
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	477 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 29, 2015

Exhibit Index

Exhibit No.	Description

10.1	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015
10.2	2016-1 Amendment to the Steelcase Inc. Deferred Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document