Form 10-Q
period 2015-11-27
STEELCASE INC
filed 2015-12-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 17, 2015, Steelcase Inc. had 90,747,275 shares of Class A Common Stock and 31,614,911 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Revenue	$787.6	$800.0	$2,312.1	$2,309.8
Cost of sales	531.6	549.0	1,564.5	1,589.6
Restructuring costs	2.5	36.1	10.7	31.8
Gross profit	253.5	214.9	736.9	688.4
Operating expenses	197.8	194.9	582.6	578.2
Restructuring costs	0.5	1.3	5.5	2.3
Operating income	55.2	18.7	148.8	107.9
Interest expense	(4.5)	(4.5)	(13.2)	(13.3)
Investment income	0.4	0.3	1.3	1.2
Other income, net	3.6	2.3	7.8	9.0
Income before income tax expense	54.7	16.8	144.7	104.8
Income tax expense	19.1	5.0	51.9	41.5
Net income	$35.6	$11.8	$92.8	$63.3
Earnings per share:
Basic	$0.29	$0.09	$0.74	$0.51
Diluted	$0.28	$0.09	$0.74	$0.50
Dividends declared and paid per common share	$0.1125	$0.1050	$0.3375	$0.3150

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Net income	$35.6	$11.8	$92.8	$63.3
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.5)	—	(0.7)	—
Pension and other post-retirement liability adjustments	(1.1)	(3.0)	(3.4)	(5.6)
Derivative adjustments	—	0.1	—	0.1
Foreign currency translation adjustments	(5.7)	(7.5)	(12.5)	(9.1)
Total other comprehensive loss, net	(7.3)	(10.4)	(16.6)	(14.6)
Comprehensive income	$28.3	$1.4	76.2	48.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 27, 2015	February 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$150.3	$176.5
Short-term investments	115.4	68.3
Accounts receivable, net of allowances of $13.2 and $14.6	346.6	325.6
Inventories	181.1	166.2
Deferred income taxes	50.0	46.4
Prepaid expenses	19.2	16.5
Other current assets	51.1	55.5
Total current assets	913.7	855.0
Property, plant and equipment, net of accumulated depreciation of $942.9 and $1,055.9	403.1	389.5
Company-owned life insurance ("COLI")	162.9	159.5
Deferred income taxes	95.1	100.1
Goodwill	106.6	107.2
Other intangible assets, net of accumulated amortization of $41.9 and $41.1	14.2	14.7
Investments in unconsolidated affiliates	60.8	59.1
Other assets	35.0	34.5
Total assets	$1,791.4	$1,719.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.5	$215.0
Short-term borrowings and current maturities of long-term debt	3.0	2.5
Accrued expenses:
Employee compensation	145.3	151.9
Employee benefit plan obligations	29.1	29.4
Customer deposits	24.1	25.1
Product warranties	24.7	22.4
Other	109.6	99.0
Total current liabilities	566.3	545.3
Long-term liabilities:
Long-term debt less current maturities	297.1	279.6
Employee benefit plan obligations	157.1	158.2
Other long-term liabilities	64.4	72.7
Total long-term liabilities	518.6	510.5
Total liabilities	1,084.9	1,055.8
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	14.6	5.0
Accumulated other comprehensive loss	(46.0)	(29.4)
Retained earnings	737.9	688.2
Total shareholders’ equity	706.5	663.8
Total liabilities and shareholders’ equity	$1,791.4	$1,719.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 27, 2015		November 28, 2014
OPERATING ACTIVITIES
Net income	$92.8		$63.3
Depreciation and amortization	49.4		44.2
Deferred income taxes	2.8		(8.4)
Restructuring costs	16.2		5.1
Non-cash stock compensation	17.4		15.5
Equity in income of unconsolidated affiliates	(11.1)		(11.6)
Dividends received from unconsolidated affiliates	9.3		8.0
Other	(2.9)		(5.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24.9)		(59.6)
Inventories	(15.5)		(45.2)
Assets related to derivative instruments	22.5		(11.0)
Other assets	(21.5)		(5.7)
Accounts payable	17.9		34.1
Employee compensation liabilities	(22.3)		(38.2)
Employee benefit obligations	(5.6)		(3.0)
Accrued expenses and other liabilities	6.0		25.3
Net cash provided by operating activities	130.5		7.5
INVESTING ACTIVITIES
Capital expenditures	(70.0)		(69.0)
Proceeds from disposal of fixed assets	4.8		19.4
Purchases of short-term investments	(96.9)		(78.4)
Liquidations of short-term investments	49.6		117.1
Acquisitions, net of cash acquired	(6.9)		—
Other	0.1		8.4
Net cash used in investing activities	(119.3)		(2.5)
FINANCING ACTIVITIES
Dividends paid	(43.1)		(39.6)
Common stock repurchases	(14.3)		(35.3)
Excess tax benefit from vesting of stock awards	5.3		0.8
Borrowing of long-term debt, net of issuance costs	50.0		—
Repayments of long-term debt	(33.6)		(1.8)
Borrowing of line of credit	1.1	—	—
Repayments of lines of credit	—		(0.1)
Net cash used in financing activities	(34.6)		(76.0)
Effect of exchange rate changes on cash and cash equivalents	(2.8)		(2.0)
Net decrease in cash and cash equivalents	(26.2)		(73.0)
Cash and cash equivalents, beginning of period	176.5		201.8
Cash and cash equivalents, end of period	$150.3		$128.8

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
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update requires deferred tax assets and liabilities be classified entirely as non-current in the balance sheet. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The amended guidance may be applied prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. We chose to adopt these provisions in Q1 2016, which impacted our Consolidated Balance Sheet as of February 27, 2015, by reducing Other current assets and Other assets by $0.5 and $1.7, respectively, and decreasing Long-term debt by $2.2 and impacted our Consolidated Statement of Cash Flows as of November 28, 2014 by increasing Operating Activities - Other by $0.4 and decreasing Changes in operating assets and liabilities - Other assets by $0.4.
In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Net income	$35.6	$11.8	$92.8	$63.3
Adjustment for earnings attributable to participating securities	(0.7)	(0.2)	(1.9)	(1.2)
Net income used in calculating earnings per share	$34.9	$11.6	$90.9	$62.1
Weighted-average common shares outstanding including participating securities (in millions)	124.8	123.8	124.7	124.6
Adjustment for participating securities (in millions)	(2.6)	(2.4)	(2.6)	(2.3)
Shares used in calculating basic earnings per share (in millions)	122.2	121.4	122.1	122.3
Effect of dilutive stock-based compensation (in millions)	1.2	1.5	1.3	1.5
Shares used in calculating diluted earnings per share (in millions)	123.4	122.9	123.4	123.8
Earnings per share:
Basic	$0.29	$0.09	$0.74	$0.51
Diluted	$0.28	$0.09	$0.74	$0.50
Total common shares outstanding at period end (in millions)	122.4	121.5	122.4	121.5

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	—	—	—	—

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 27, 2015:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of August 28, 2015	$0.6	$6.2	$(45.5)	$(38.7)
Other comprehensive income (loss) before reclassifications	(0.5)	0.2	(5.7)	(6.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.3)	—	(1.3)
Net current period other comprehensive income (loss)	(0.5)	(1.1)	(5.7)	(7.3)
Balance as of November 27, 2015	$0.1	$5.1	$(51.2)	$(46.0)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 27, 2015:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 27, 2015	$0.8	$8.5	$(38.7)	$(29.4)
Other comprehensive income (loss) before reclassifications	(0.7)	0.4	(12.5)	(12.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.8)	—	(3.8)
Net current period other comprehensive income (loss)	(0.7)	(3.4)	(12.5)	(16.6)
Balance as of November 27, 2015	$0.1	$5.1	$(51.2)	$(46.0)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended November 27, 2015 and November 28, 2014:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Unrealized gains on derivatives	$—	$0.1	$—	$0.1	Other income, net
	—	—	—	—	Income tax expense
	—	0.1	—	0.1	Net income

Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	0.1	(0.1)	0.2	(0.1)	Cost of sales
Actuarial losses (gains)	0.2	—	0.6	0.2	Operating expenses
Prior service cost (credit)	(1.1)	(1.1)	(3.2)	(3.2)	Cost of sales
Prior service cost (credit)	(1.2)	(1.1)	(3.7)	(3.5)	Operating expenses
	0.7	0.7	2.3	2.4	Income tax expense
	(1.3)	(1.6)	(3.8)	(4.2)	Net income
Total reclassifications	$(1.3)	$(1.5)	$(3.8)	$(4.1)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $300.1 and $282.1 as of November 27, 2015 and February 27, 2015, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $326 and $323 as of November 27, 2015 and February 27, 2015, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 27, 2015 and February 27, 2015 are summarized below:

	November 27, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$150.3	$—	$—	$150.3
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	48.5	—	48.5
U.S. agency debt securities	—	40.4	—	40.4
Asset backed securities	—	17.3	—	17.3
U.S. government debt securities	7.3	—	—	7.3
Municipal debt securities	—	0.3	—	0.3
Other investments	—	1.6	—	1.6
Foreign exchange forward contracts	—	1.6	—	1.6
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
Auction rate securities	—	—	8.8	8.8
	$160.1	$112.8	$8.8	$281.7
Liabilities
Foreign exchange forward contracts	—	(0.9)	—	(0.9)
	$—	$(0.9)	$—	$(0.9)

	February 27, 2015
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.5	$—	$—	$176.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	30.7	—	30.7
U.S. agency debt securities	—	24.1	—	24.1
Asset backed securities	—	7.7	—	7.7
U.S. government debt securities	4.3	—	—	4.3
Municipal debt securities	—	0.8	—	0.8
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	24.1	—	24.1
Canadian asset-backed commercial paper restructuring notes	—	3.4	—	3.4
Auction rate securities	—	—	9.7	9.7
	$183.3	$91.5	$9.7	$284.5
Liabilities
Foreign exchange forward contracts	$—	$(3.1)	$—	$(3.1)
	$—	$(3.1)	$—	$(3.1)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 27, 2015:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 27, 2015	$9.7
Unrealized loss on investments	(0.9)
Other-than-temporary impairments	—
Currency translation adjustment	—
Balance as of November 27, 2015	$8.8

6.	INVENTORIES

Inventories	November 27, 2015	February 27, 2015
Raw materials and work-in-process	$83.7	$96.9
Finished goods	116.7	90.4
	200.4	187.3
Revaluation to LIFO	19.3	21.1
	$181.1	$166.2
The portion of inventories determined by the LIFO method was $84.9 as of November 27, 2015 and $78.1 as of February 27, 2015.

7.	LONG-TERM DEBT
In Q3 2016, we borrowed $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan is secured by our existing aircraft and the assignment of the purchase agreement for a new aircraft to be delivered in 2017. The loan contains no financial covenants. The loan requires interest-only payments until delivery of the aircraft. After delivery of the aircraft, the loan has a term of seven years and requires fixed monthly principal payments of $0.2 plus interest with a $31.7 balloon payment due in 2024. We used a portion of the loan proceeds to pay off a $31.9 note payable.

8.	INCOME TAXES
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business.  Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries.
As of February 27, 2015, we maintained a full valuation allowance against our French net deferred tax assets due to the long history of large net operating losses in France, including losses generated in 2015 due to the fact that the contract manufacturing model was not fully implemented in 2015.  Through Q3 2016, this new model generated taxable income for our French subsidiaries and allowed for partial utilization of the net operating loss carryforwards in France. It is possible that sufficient positive evidence, including, but not limited to, sustained profitability, may become available in 2016 to reach a conclusion that the remaining French valuation allowance, which totaled $54.2 as of November 27, 2015, could be reversed by the end of 2016.  A change in judgment regarding our expected ability to realize net deferred tax assets would be accounted for as a discrete tax benefit in the period in which it occurs.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHARE-BASED COMPENSATION
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 27, 2015 and November 28, 2014 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Expense	$0.6	$0.7	$6.0	$4.2
Tax benefit	0.3	0.2	2.2	1.5
As of November 27, 2015, there was $8.1 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The PSU activity for the nine months ended November 27, 2015 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	1,418,312	$16.63
Granted	536,820	21.42
Nonvested as of November 27, 2015	1,955,132	$17.95
Restricted Stock Units
During the nine months ended November 27, 2015, we awarded 668,962 restricted stock units ("RSUs"), of which 111,916 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Condensed Consolidated Statements of Cash Flows. These awards will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as set forth in the Incentive Compensation Plan and the applicable award agreements and as determined by the Administrative Committee in its discretion. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 27, 2015 and November 28, 2014 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Expense	$2.5	$2.1	$10.9	$10.8
Tax benefit	0.9	0.8	3.9	3.9
As of November 27, 2015, there was $11.0 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The RSU activity for the nine months ended November 27, 2015 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	2,110,822	$14.61
Granted	668,962	18.82
Vested	(344,969)	10.94
Forfeited	(12,114)	15.90
Nonvested as of November 27, 2015	2,422,701	$16.63

10.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue and operating income (loss) for the three and nine months ended November 27, 2015 and November 28, 2014 and total assets as of November 27, 2015 and February 27, 2015 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Revenue
Americas	$575.5	$555.3	$1,710.7	$1,641.9
EMEA	136.2	171.5	384.2	450.2
Other	75.9	73.2	217.2	217.7
	$787.6	$800.0	$2,312.1	$2,309.8
Operating income (loss)
Americas	$74.4	$66.8	$220.3	$200.1
EMEA	(14.9)	(41.0)	(53.4)	(70.4)
Other	5.5	1.2	9.8	4.6
Corporate	(9.8)	(8.3)	(27.9)	(26.4)
	$55.2	$18.7	$148.8	$107.9

Reportable Segment Balance Sheet Data	November 27, 2015	February 27, 2015
Total assets
Americas	$1,017.8	$956.1
EMEA	278.9	290.2
Other	171.3	163.1
Corporate	323.4	310.2
	$1,791.4	$1,719.6

11.	RESTRUCTURING ACTIVITIES
In Q1 2016, we recognized a $2.8 gain in the Americas segment related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions.
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur approximately $15 in restructuring costs in connection with this project, including approximately $8 in costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 in employee separation costs. We incurred $0.4 and $6.3 of employee separation costs in the EMEA segment in connection with these actions during the three and nine months ended November 27, 2015. We incurred $0.2 and $1.7 of other restructuring costs in the EMEA segment in connection with these actions during the three and nine months ended November 27, 2015, respectively.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. We incurred $0.5 of cost recoveries and $1.1 of net business exit and other costs in the EMEA segment in connection with these actions during the three and nine months ended November 27, 2015, respectively. During 2015, we incurred $32.8 of business exit and other costs in the EMEA segment in connection with these actions, including $27.3 for a facilitation payment related to the transfer of the facility to a third party. These restructuring actions are complete.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $8 of cash restructuring costs, with approximately $4 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $0.4 and $1.5 of employee termination costs in the Americas segment in connection with these actions during the three and nine months ended November 27, 2015, respectively. We incurred $0.3 and $0.7 of business exit and other related costs in the Americas segment in connection with these actions during the three and nine months ended November 27, 2015, respectively. During 2015, we incurred $1.6 of employee termination costs and $0.7 of business exit and other related costs in the Americas segment in connection with these actions.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we expect to incur approximately $23 of cash restructuring costs, with approximately $17 related to employee termination costs and approximately $6 related to business exit and other related costs. We incurred $1.4 and $4.8 of employee termination costs in the EMEA segment in connection with these actions during the three and nine months ended November 27, 2015, respectively. We incurred $0.8 and $2.5 of business exit and other related costs in the EMEA segment in connection with these actions during the three and nine months ended November 27, 2015, respectively. During 2015, we incurred $12.7 of employee termination costs and $1.6 of business exit and other related costs in the EMEA segment in connection with these actions. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Nine Months Ended
Restructuring Costs (Benefits)	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Cost of sales
Americas	$0.7	$0.1	$2.2	$(10.8)
EMEA	1.8	36.0	8.5	42.6
Other	—	—	—	—
	2.5	36.1	10.7	31.8
Operating expenses
Americas	—	—	(2.9)	—
EMEA	0.5	1.3	8.4	2.3
Other	—	—	—	—
	0.5	1.3	5.5	2.3
Total	$3.0	$37.4	$16.2	$34.1

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 27, 2015:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	13.7	5.4	19.1
Payments	(6.1)	(5.7)	(11.8)
Adjustments	(0.6)	(0.6)	(1.2)
Reserve balance as of November 27, 2015	$20.7	$0.7	$21.4
The employee termination costs reserve balance as of November 27, 2015 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Revenue	$787.6	100.0%	$800.0	100.0%	$2,312.1	100.0%	$2,309.8	100.0%
Cost of sales	531.6	67.5	549.0	68.6	1,564.5	67.7	1,589.6	68.8
Restructuring costs	2.5	0.3	36.1	4.5	10.7	0.5	31.8	1.4
Gross profit	253.5	32.2	214.9	26.9	736.9	31.8	688.4	29.8
Operating expenses	197.8	25.1	194.9	24.4	582.6	25.2	578.2	25.0
Restructuring costs	0.5	0.1	1.3	0.2	5.5	0.2	2.3	0.1
Operating income	55.2	7.0	18.7	2.3	148.8	6.4	107.9	4.7
Interest expense	(4.5)	(0.6)	(4.5)	(0.5)	(13.2)	(0.6)	(13.3)	(0.6)
Investment income	0.4	0.1	0.3	—	1.3	0.1	1.2	—
Other income, net	3.6	0.4	2.3	0.3	7.8	0.3	9.0	0.4
Income before income tax expense	54.7	6.9	16.8	2.1	144.7	6.2	104.8	4.5
Income tax expense	19.1	2.4	5.0	0.6	51.9	2.2	41.5	1.8
Net income	$35.6	4.5%	$11.8	1.5%	$92.8	4.0%	$63.3	2.7%
Earnings per share:
Basic	$0.29		$0.09		$0.74		$0.51
Diluted	$0.28		$0.09		$0.74		$0.50

Q3 2016 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2015 revenue	$555.3	$171.5	$73.2	$800.0
Divestitures	—	(1.1)	—	(1.1)
Currency translation effects*	(4.6)	(22.0)	(3.3)	(29.9)
Q3 2015 revenue, adjusted	550.7	148.4	69.9	769.0
Q3 2016 revenue	575.5	136.2	75.9	787.6
Acquisition	(7.3)	—	—	(7.3)
Q3 2016 revenue, adjusted	568.2	136.2	75.9	780.3
Organic growth (decline) $	$17.5	$(12.2)	$6.0	$11.3
Organic growth (decline) %	3%	(8)%	9%	1%

* Currency translation effects represent the estimated net effect of translating Q3 2015 foreign currency revenues using the average exchange rates during Q3 2016.

Year-to-Date 2016 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2015 revenue	$1,641.9	$450.2	$217.7	$2,309.8
Divestitures	—	(3.2)	—	(3.2)
Currency translation effects*	(13.7)	(70.0)	(10.0)	(93.7)
Year-to-date 2015 revenue, adjusted	1,628.2	377.0	207.7	2,212.9
Year-to-date 2016 revenue	1,710.7	384.2	217.2	2,312.1
Acquisition	(14.4)	—	—	(14.4)
Year-to-date 2016 revenue, adjusted	1,696.3	384.2	217.2	2,297.7
Organic growth $	$68.1	$7.2	$9.5	$84.8
Organic growth %	4%	2%	5%	4%

* Currency translation effects represent the estimated net effect of translating year-to-date 2015 foreign currency revenues using the average exchange rates during year-to-date 2016.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Operating income	$55.2	7.0%	$18.7	2.3%	$148.8	6.4%	$107.9	4.7%
Add: restructuring costs	3.0	0.4	37.4	4.7	16.2	0.7	34.1	1.5
Adjusted operating income	$58.2	7.4%	$56.1	7.0%	$165.0	7.1%	$142.0	6.2%
Overview
In Q3 2016, we experienced organic revenue growth in the Americas and the Other category, partially offset by organic revenue decline in EMEA. The Americas and Asia Pacific posted improved operating performance while EMEA experienced continued disruption costs and inefficiencies associated with the manufacturing footprint changes and other manufacturing and distribution issues. Restructuring costs declined significantly compared to the prior year and were associated with our EMEA manufacturing footprint changes, which are nearing completion.
Q3 2016 Compared to Q3 2015
We recorded net income of $35.6 in Q3 2016 and $11.8 in Q3 2015. The increase was driven by lower restructuring costs in EMEA in the current year and operating improvements in the Americas and Asia Pacific, partially offset by an increased adjusted operating loss in EMEA and the impact of a higher effective tax rate due to discrete tax credits recorded in Q3 2015.
Revenue was $787.6 in Q3 2016 compared to $800.0 in Q3 2015. The change was driven by a 21% decline in EMEA, partially offset by 4% growth in the Americas and the Other category. The revenue comparison in EMEA reflected $22.0 of unfavorable currency translation effects and a reduction in project business. The growth in the Americas was driven by increased volume, and approximately 1% of the growth rate was attributable to improved pricing. Organic revenue growth was $11.3 or 1% compared to the prior year, with growth of 3% in the Americas, and 9% in the Other category, partially offset by an 8% decline in EMEA.
Operating income was $55.2 or 7.0% of sales in Q3 2016 compared to $18.7 or 2.3% of sales in the prior year. The increase was driven by a $34.4 reduction in restructuring costs and strong operating performance in the Americas and Asia Pacific, partially offset by an increased adjusted operating loss in EMEA. Adjusted operating income increased by $2.1 or 3.7% to $58.2 in Q3 2016 compared to the prior year, and the Q3 2016 adjusted operating income margin of 7.4% represented a 40 basis point improvement compared to Q3 2015.
Cost of sales was 67.5% of revenue in Q3 2016, which represented a 110 basis point decrease compared to Q3 2015. The improvement was primarily driven by a 100 basis point reduction in the Americas due to lower material and freight costs and improvements in negotiated pricing, partially offset by a 220 basis point increase in EMEA driven by manufacturing and distribution issues and lower absorption of fixed costs.
Operating expenses in Q3 2016 of $197.8 represented an increase of $2.9 compared to Q3 2015. Costs in the current quarter included higher variable compensation costs of $3, additional expenses of $2 related to acquisitions, net of divestitures and increased rent expense and severance charges in EMEA, partially offset by approximately $6 of favorable currency translation effects. As a percent of revenue, operating expenses increased 70 basis points compared to the prior year to 25.1%.
We recorded net restructuring costs of $3.0 in Q3 2016 primarily related to actions in EMEA, including costs associated with the closure of a manufacturing facility in Durlangen, Germany, and severance provisions related to the relocation of activities to the new Learning + Innovation Center in Munich, Germany. Restructuring costs of $37.4 in Q3 2015 were primarily associated with the transfer of the assets and activities of a manufacturing facility in Wisches, France, to a third party, which included a $27.3 facilitation payment, and costs related to the closure of the Durlangen facility. See Note 11 to the condensed consolidated financial statements for additional information.
Our Q3 2016 effective tax rate was 34.9% compared to the Q3 2015 effective tax rate of 29.8%. The Q3 2016 rate was impacted by the implementation of a new transfer pricing model in EMEA in Q4 2015. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. This new model generated taxable income for our Steelcase European subsidiaries in Q3 2016 and allowed for partial utilization of net operating loss carryforwards in Europe which reflected valuation allowances. The Q3 2015 rate was below the U.S. federal statutory tax rate of 35% primarily due to discrete tax credits in the Czech Republic associated with the manufacturing footprint changes in EMEA. See Note 8 to the condensed consolidated financial statements for additional information.
Year-to-Date 2016 Compared to Year-to-Date 2015
We recorded year-to-date 2016 net income of $92.8 compared to year-to-date 2015 net income of $63.3. The increase was driven by lower restructuring costs in EMEA and operating improvements in the Americas, partially offset by costs associated with manufacturing and distribution issues in EMEA.
Year-to-date 2016 revenue increased $2.3 to $2,312.1 compared to year-to-date 2015. The change was driven by 4% growth in the Americas, partially offset by a 15% decline in EMEA. The growth in the Americas was driven by the same factors as the quarter. The revenue comparison in EMEA reflected $70.0 of unfavorable currency translation effects, higher volume and benefits from improved pricing. Organic revenue growth for year-to-date 2016 was $84.8 or 4%, with growth of 4% in the Americas, 2% in EMEA and 5% in the Other category.
Year-to-date 2016 operating income of $148.8 or 6.4% of revenue compared to $107.9 million or 4.7% of revenue in the prior year. The increase was driven by a $17.9 reduction in restructuring costs and strong operating performance in the Americas and the Asia Pacific, partially offset by an increase in cost of sales as a percentage of revenue in EMEA. Year-to-date 2016 adjusted operating income increased by $23.0 or 16.2% to $165.0 compared to the prior year. The year-to-date 2016 adjusted operating income margin of 7.1% represented a 90 basis point improvement compared to year-to-date 2015.
Year-to-date 2016 cost of sales was 67.7%, a 110 basis point decrease compared to year-to-date 2015. The improvement was primarily driven by a 160 basis point improvement in the Americas driven by the same factors as the quarter, partially offset by a 300 basis point decline in EMEA driven by manufacturing and distribution issues and an unfavorable shift in business mix.
Year-to-date 2016 operating expenses of $582.6 increased $4.4 compared to the prior year but were consistent with the prior year as a percentage of sales. Higher variable compensation expense of $9, additional expenses of $3 related to acquisitions, net of divestitures and other increases in operating expenses were offset by approximately $21 of favorable currency translation effects.
We recorded year-to-date 2016 net restructuring costs of $16.2 compared to net restructuring costs of $34.1 in year-to-date 2015. The year-to-date 2016 amount included costs primarily associated with the closure of the Durlangen facility, and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich. The year-to-date 2015 amount included costs in EMEA primarily related to the transfer of the assets and activities of the Wisches, France manufacturing facility to a third party, which included a $27.3 facilitation payment, and costs related to the closure of the Durlangen facility, partially offset by a gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously announced restructuring actions. See Note 11 to the condensed consolidated financial statements for additional information.
Our year-to-date 2016 effective tax rate was 35.9% compared to a year-to-date 2015 effective tax rate of 39.6%, which equated to a $5.4 improvement in net income in year-to-date 2016. The decrease was primarily driven by the implementation of a new transfer pricing model in EMEA in Q4 2015. See Note 8 to the condensed consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Interest expense	$(4.5)	$(4.5)	$(13.2)	$(13.3)
Investment income	0.4	0.3	1.3	1.2
Other income (expense), net:
Equity in income of unconsolidated ventures	4.6	4.2	11.2	11.6
Foreign exchange loss	(0.5)	(1.8)	(2.0)	(2.1)
Miscellaneous, net	(0.5)	(0.1)	(1.4)	(0.5)
Total other income, net	3.6	2.3	7.8	9.0
Total interest expense, investment income and other income, net	$(0.5)	$(1.9)	$(4.1)	$(3.1)
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Revenue	$575.5	100.0%	$555.3	100.0%	$1,710.7	100.0%	$1,641.9	100.0%
Cost of sales	372.4	64.7	364.5	65.7	1,110.4	64.9	1,091.1	66.5
Restructuring costs (benefits)	0.7	0.1	0.1	—	2.2	0.1	(10.8)	(0.7)
Gross profit	202.4	35.2	190.7	34.3	598.1	35.0	561.6	34.2
Operating expenses	128.0	22.3	123.9	22.3	380.7	22.3	361.5	22.0
Restructuring benefits	—	—	—	—	(2.9)	(0.2)	—	—
Operating income	$74.4	12.9%	$66.8	12.0%	$220.3	12.9%	$200.1	12.2%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Operating income	$74.4	12.9%	$66.8	12.0%	$220.3	12.9%	$200.1	12.2%
Add: restructuring costs (benefits)	0.7	0.1	0.1	—	(0.7)	(0.1)	(10.8)	(0.7)
Adjusted operating income	$75.1	13.0%	$66.9	12.0%	$219.6	12.8%	$189.3	11.5%
Operating results in the Americas for both Q3 2016 and year-to-date 2016 improved significantly compared to the prior year. The improvement was driven by revenue growth and lower cost of sales as a percentage of revenue. The year-to-date improvement was partially offset by higher operating expenses as a percentage of revenue and a reduction in restructuring benefits compared to the prior year.
The Americas revenue represented 73.1% of consolidated revenue in Q3 2016. Revenue for Q3 2016 was $575.5 compared to $555.3 in Q3 2015 and reflected $4.6 of unfavorable currency translation effects and a $7.3 favorable impact of an acquisition. The revenue growth included higher volume and approximately 1% of the growth rate was attributable to improvements in negotiated pricing. The increase in revenue in Q3 2016 is categorized as follows:

•	Product categories — Five out of seven categories grew in Q3 2016, led by Furniture, Architectural Solutions and Turnstone. Coalesse and Health declined slightly compared to the prior year.

•	Vertical markets — Federal Government, Manufacturing and Energy experienced strong growth rates, while Information Technology declined year-over-year.

•	Geographic regions — The South and East Business Groups posted strong growth, while the West Business Group declined.

•	Contract type — Continuing business and project business grew, while marketing programs declined year-over-year.
Organic revenue growth was $17.5 or 3% compared to the prior year.
Year-to-date 2016 revenue of $1,710.7 increased $68.8 or 4% compared to year-to-date 2015 and reflected $13.7 of unfavorable currency translation effects and a $14.4 favorable impact of an acquisition. The year-to-date growth was driven by the same factors as the quarter. Year-to-date 2016 organic revenue growth was $68.1 or 4% compared to the prior year.
Cost of sales decreased 100 basis points to 64.7% of revenue in Q3 2016 compared to 65.7% of revenue in Q3 2015. The primary drivers of the decrease were lower material and freight costs and improvements in negotiated customer pricing, each of which had an impact of approximately 100 basis points, partially offset by other cost increases, including higher variable compensation. Year-to-date 2016 cost of sales decreased 160 basis points driven by the same factors as the quarter and included $5 of higher warranty costs compared to the prior year.
Operating expenses in Q3 2016 increased by $4.1 compared to the prior year to $128.0 primarily due to the impact of a small dealer acquisition in Q2 2016. Year-to-date 2016 operating expenses increased by $19.2, or 30 basis points as a percentage of revenue, compared to the prior year primarily due to $7 of higher variable compensation costs, $5 related to a small dealer acquisition and $4 of higher sales and marketing costs.
Restructuring costs of $0.7 in Q3 2016 and $0.1 in Q3 2015 were associated with the planned closure of a manufacturing facility in High Point, North Carolina. Year-to-date 2016 net restructuring benefits of $0.7 included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions, partially offset by costs associated with the planned closure of the High Point facility. Year-to-date 2015 net restructuring benefits of $10.8 were primarily driven by a gain related to the sale of an idle manufacturing facility that was closed as part of previously announced restructuring actions, partially offset by costs associated with the planned closure of the High Point facility.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Revenue	$136.2	100.0%	$171.5	100.0%	$384.2	100.0%	$450.2	100.0%
Cost of sales	109.7	80.6	134.5	78.4	311.4	81.1	351.5	78.1
Restructuring costs	1.8	1.3	36.0	21.0	8.5	2.2	42.6	9.4
Gross profit	24.7	18.1	1.0	0.6	64.3	16.7	56.1	12.5
Operating expenses	39.1	28.7	40.7	23.7	109.3	28.4	124.2	27.6
Restructuring costs	0.5	0.4	1.3	0.8	8.4	2.2	2.3	0.5
Operating loss	$(14.9)	(11.0)%	$(41.0)	(23.9)%	$(53.4)	(13.9)%	$(70.4)	(15.6)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Nine Months Ended
	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Operating loss	$(14.9)	(11.0)%	$(41.0)	(23.9)%	$(53.4)	(13.9)%	$(70.4)	(15.6)%
Add: restructuring costs	2.3	1.7	37.3	21.8	16.9	4.4	44.9	9.9
Adjusted operating loss	$(12.6)	(9.3)%	$(3.7)	(2.1)%	$(36.5)	(9.5)%	$(25.5)	(5.7)%
Operating results in EMEA for Q3 2016 and year-to-date 2016 reflected a significant decrease in restructuring costs compared to the prior year. The Q3 2016 results included an organic revenue decline and an increase in cost of sales and operating expenses as a percent of revenue compared to the prior year. The year-to-date 2016 results included benefits associated with organic revenue growth of 2%, offset by an increase in cost of sales and operating expenses as a percent of revenue compared to the prior year.
EMEA revenue represented 17.3% of consolidated revenue in Q3 2016. Revenue for Q3 2016 was $136.2 compared to $171.5 in Q3 2015 and reflected lower volume, $22.0 of unfavorable currency translation effects and a $1.1 unfavorable impact from divestitures. Organic revenue decline was $12.2 or 8%, compared to a strong prior year, which was primarily driven by a number of project orders received in the first half of 2015 for which revenue was recognized in Q3 and Q4 2015. France and Germany posted organic revenue declines in Q3 2016. For year-to-date 2016, revenue reflected higher volume and minimal benefits from improved pricing, offset by $70.0 of unfavorable currency translation effects and a $3.2 unfavorable impact from divestitures, and organic revenue growth was $7.2 or 2%. Year-to-date 2016 organic revenue growth in Iberia and Germany was partially offset by organic decline in France.
Cost of sales as a percentage of revenue increased significantly in Q3 2016 and year-to-date 2016 compared to the prior year. Cost of sales in Q3 2016 reflected lower absorption of fixed costs associated with organic revenue decline in the quarter. During Q2 2016, we experienced manufacturing and distribution issues including power outages and equipment failures at our new facility in the Czech Republic and other startup related issues which resulted in incremental costs and labor inefficiencies. We incurred approximately $4 of costs relating to these issues in Q3 2016, including incremental dealer incentives and reimbursements, and approximately $6 of such costs in year-to-date 2016. Year-to-date 2016 also reflected an unfavorable shift in business mix which had an impact of approximately $4.
Cost of sales in Q3 2016 and Q3 2015 included $5 and $9, respectively, of disruption costs and inefficiencies associated with the manufacturing footprint changes initiated in prior years, and cost of sales in year-to-date 2016 and year-to-date 2015 included $17 and $21, respectively, of such disruption costs and inefficiencies. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses in Q3 2016 and year-to-date 2016 decreased by $1.6 and $14.9, respectively, compared to the prior year. The Q3 2016 and year-to-date 2016 operating expenses reflected favorable currency translation effects of $4 and $17, respectively. Operating expenses in local currency increased in both Q3 2016 and year-to-

date 2016 primarily due to increased rent expense and severance charges. Operating expenses as a percentage of revenue increased by 500 basis points and 80 basis points in Q3 2016 and year-to-date 2016, respectively.
Restructuring costs of $2.3 and $16.9 in Q3 2016 and year-to-date 2016, respectively, primarily consisted of costs associated with the closure of the Durlangen facility and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich. Restructuring costs of $37.3 and $44.9 in Q3 2015 and year-to-date 2015, respectively, were primarily associated with the transfer of the assets and activities of the Wisches facility to a third party, which included a $27.3 facilitation payment, and costs related to the closure of the Durlangen facility.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Revenue	$75.9	100.0%	$73.2	100.0%	$217.2	100.0%	$217.7	100.0%
Cost of sales	49.5	65.2	50.0	68.3	142.7	65.7	147.0	67.5
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	26.4	34.8	23.2	31.7	74.5	34.3	70.7	32.5
Operating expenses	20.9	27.6	22.0	30.1	64.7	29.8	66.1	30.4
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$5.5	7.2%	$1.2	1.6%	$9.8	4.5%	$4.6	2.1%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	November 27, 2015		November 28, 2014		November 27, 2015		November 28, 2014
Operating income	$5.5	7.2%	$1.2	1.6%	$9.8	4.5%	$4.6	2.1%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$5.5	7.2%	$1.2	1.6%	$9.8	4.5%	$4.6	2.1%
Revenue in the Other category represented 9.6% of consolidated revenue in Q3 2016. Operating results in the Other category for both Q3 2016 and year-to-date 2016 improved significantly compared to the prior year. Improved operating performance in Asia Pacific offset lower operating performance at PolyVision, while operating performance at Designtex was comparable to the prior year.
Asia Pacific recorded operating income in the current year compared to an operating loss in the prior year. The improvement was driven by increased volume, favorable currency effects, improved business mix and various cost reduction efforts.
Operating income at PolyVision declined compared to the prior year. Revenue growth driven by increased demand in the K-12 education market was more than offset by an increase in cost of sales as a percent of revenue and higher sales, research and development costs.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, human resources, finance, executive, corporate facilities, legal and research, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 27, 2015	November 28, 2014	November 27, 2015	November 28, 2014
Operating expenses	$9.8	$8.3	$27.9	$26.4

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

Liquidity Sources	November 27, 2015	February 27, 2015
Cash and cash equivalents	$150.3	$176.5
Short-term investments	115.4	68.3
Company-owned life insurance	162.9	159.5
Availability under credit facilities	150.5	154.7
Total liquidity	$579.1	$559.0
As of November 27, 2015, we held a total of $265.7 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $150.3 in cash and cash equivalents, approximately 62% was located in the U.S. and the remaining 38% was located outside of the U.S., primarily in France, Mexico, Hong Kong and China. The amounts located outside the U.S. would be taxable if repatriated to the U.S., but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 27, 2015 and November 28, 2014:

	Nine Months Ended
Cash Flow Data	November 27, 2015	November 28, 2014
Net cash provided by (used in):
Operating activities	$130.5	$7.5
Investing activities	(119.3)	(2.5)
Financing activities	(34.6)	(76.0)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(2.0)
Net decrease in cash and cash equivalents	(26.2)	(73.0)
Cash and cash equivalents, beginning of period	176.5	201.8
Cash and cash equivalents, end of period	$150.3	$128.8

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 27, 2015	November 28, 2014
Net income	$92.8	$63.3
Depreciation and amortization	49.4	44.2
Deferred income taxes	2.8	(8.4)
Restructuring costs	16.2	5.1
Non-cash stock compensation	17.4	15.5
Equity in income of unconsolidated affiliates	(11.1)	(11.6)
Dividends received from unconsolidated affiliates	9.3	8.0
Other	(2.9)	(5.3)
Changes in accounts receivable, inventories and accounts payable	(22.5)	(70.7)
Changes in employee compensation liabilities	(22.3)	(38.2)
Assets related to derivative instruments	22.5	(11.0)
Changes in other operating assets and liabilities	(21.1)	16.6
Net cash provided by operating activities	$130.5	$7.5
The increase in cash provided by operating activities in year-to-date 2016 compared to year-to-date 2015 is the result of improved operating results, lower cash restructuring costs and lower growth in working capital. In addition, year-to-date 2016 included proceeds from the settlement of foreign exchange forward contracts.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 27, 2015	November 28, 2014
Capital expenditures	$(70.0)	$(69.0)
Proceeds from disposal of fixed assets	4.8	19.4
Purchases of short-term investments	(96.9)	(78.4)
Liquidations of short-term investments	49.6	117.1
Acquisitions, net of cash acquired	(6.9)	—
Other	0.1	8.4
Net cash used in investing activities	$(119.3)	$(2.5)
Capital expenditures in year-to-date 2016 included $26.0 in progress payments toward a new aircraft. Capital expenditures in year-to-date 2015 included $25.4 associated with a new manufacturing facility in the Czech Republic.
A small dealer was acquired in the Americas segment in Q1 2016.
The higher purchases of short-term investments in year-to-date 2016 primarily relate to the increased cash provided by operations. Higher liquidations of short term investments in year-to-date 2015 primarily related to the funding of restructuring costs in EMEA.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 27, 2015	November 28, 2014
Dividends paid	$(43.1)	$(39.6)
Common stock repurchases	(14.3)	(35.3)
Excess tax benefit from vesting of stock awards	5.3	0.8
Net borrowings and repayments of debt	17.5	(1.9)
Net cash used in financing activities	$(34.6)	$(76.0)

We paid dividends of $0.1125 per common share during the first three quarters of 2016 and $0.105 per share during the first three quarters of 2015.
In Q3 2016, we made common stock repurchases of 124,655 shares, all of which were made to satisfy participants' tax withholding obligations upon the vesting of restricted stock unit awards, pursuant to the terms of the Incentive Compensation Plan. In year-to-date 2016, the majority of our common stock repurchases were made to satisfy participants' tax withholding obligations upon the vesting of performance unit and restricted stock unit awards. As of the end of Q3 2016, we had $60.1 of remaining availability under the $250 share repurchase program approved by our Board of Directors in Q4 2008.
In Q3 2016, we borrowed $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan is secured by our existing aircraft and the assignment of the purchase agreement on the new aircraft to be delivered in 2017. We used a portion of the loan proceeds to pay off a $31.9 note payable.
Off-Balance Sheet Arrangements
During Q3 2016, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2016, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 27, 2015 were:

Liquidity Facilities	November 27, 2015
Global committed bank facility	$125.0
Other committed bank facilities	5.0
Various uncommitted lines	21.6
Total credit lines available	151.6
Less: Borrowings outstanding	(1.1)
Available capacity	$150.5
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of November 27, 2015, we were in compliance with all covenants under the facility. We have $5.0 in other revolving credit facilities, from which we have drawn $1.1, which is included in short-term debt.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 27, 2015. In addition, we have revolving credit agreements of $35.5 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $22.0 were outstanding under such facilities as of November 27, 2015. There were no draws on our standby letters of credit during Q3 2016.
Total consolidated debt as of November 27, 2015 was $300.1. Our debt primarily consists of $248.1 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of November 27, 2015 of $50. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, the term loan is secured by our existing aircraft and the assignment of the purchase agreement for a new aircraft to be delivered in 2017 and neither the term notes nor the term loan contain financial covenants.
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
We currently expect capital expenditures to approximate $90 in 2016 compared to $98 in 2015. This estimate includes $26 of progress payments toward a new aircraft in 2016, while 2015 included $29 associated with a new manufacturing location in the Czech Republic. The balance of our capital expenditures relate to investments in manufacturing operations, product development, information technology and showrooms.
On December 21, 2015, we announced a quarterly dividend on our common stock of $0.1125 per share, or $14.0, to be paid in Q4 2016. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q3 2016, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 27, 2015 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 27, 2015. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2016, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2016, no material change in interest rate risk occurred.

Fixed Income and Equity Price Risk
During Q3 2016, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 27, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 27, 2015, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
08/29/2015 - 10/02/2015	114	$17.50	—	$60.1
10/03/2015 - 10/30/2015	77,591	$19.57	—	$60.1
10/31/2015 - 11/27/2015	46,950	$19.51	—	$60.1
Total	124,655	(2)	—
_______________________________________

(1)	In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 23, 2015

Exhibit Index

Exhibit No.	Description

10.1	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated October 14, 2015
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document