Form 10-K
period 2016-02-26
STEELCASE INC
filed 2016-04-15
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 28, 2015 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1.5 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 11, 2016, 88,027,858 shares of the registrant’s Class A Common Stock and 31,611,411 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be held on July 13, 2016, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 26, 2016

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
Overview
At Steelcase, our purpose is to unlock human promise by creating great experiences at work, wherever work happens, and in environments that include education and healthcare. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, PolyVision® and Turnstone®, we offer a comprehensive portfolio of solutions that support the social, economic and sustainability needs of people and are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,000 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy continues to focus on translating our research-based insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace destinations that augment human interaction by supporting the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments. Over the past several years, we have continued to invest in research and product development and have launched new products, applications and experiences designed to address the significant trends that are impacting the workplace, such as global integration, disruptive technologies, worker mobility, distributed teams and the need for enhanced collaboration and innovation.
We also continue to focus on growth through leveraging our global scale. Our global scale allows us to provide local differentiation, as we serve customers around the globe through significant sales, manufacturing and administrative operations in the Americas, Europe and Asia Pacific.  We remain committed to our strategy as a globally integrated enterprise and growing our presence in emerging markets alongside our global customers and where we believe we can serve the needs of workers and organizations.
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
Steelcase
The Steelcase brand takes our insights from research and delivers high performance, sustainable work environments while striving to be a trusted partner. Being a trusted partner means understanding and helping our customers and partners who truly seek to elevate their performance. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are often large with ever-changing complex needs and have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using a platform approach—from product components to common processes—wherever possible.
Steelcase sub-brands include:

•	Steelcase Health, which is focused on creating healthcare environments that enable empathy, empowerment and connection for patients, care partners, and providers engaged in the healthcare experience.

•
Steelcase Education, which is focused on helping schools, colleges and universities create the most effective, rewarding and inspiring "active learning" environments to meet the evolving needs of students and educators.

Coalesse
Coalesse offers a collection of furnishings that expresses a new freedom at work. It is part of the rapidly growing crossover and ancillary market—homes and offices, meeting rooms and social spaces, private retreats and public places—and is addressing the fluid intersections of work and life where boundaries are collapsing and creativity is increasing.
Designtex
Designtex offers applied surface solutions that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products are premium fabrics and surface materials designed to enhance seating, walls, work stations and floors and can provide privacy, way-finding, motivation, communications and artistic expression.
PolyVision
PolyVision is the world's leading supplier of ceramic steel surfaces for use in educational institutions and architectural panels or special applications for commercial or infrastructure applications.
Turnstone
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
We serve Americas customers mainly through approximately 400 independent and company-owned dealer locations, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including healthcare, financial services, manufacturing, higher education, insurance and information technology. No industry or vertical market individually represented more than 13% of the Americas segment revenue in 2016.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2016, and the five largest independent dealers collectively accounted for approximately 17% of the segment’s revenue in 2016.

In 2016, the Americas segment recorded revenue of $2,256.0, or 73.7% of our consolidated revenue, and as of the end of the year had approximately 7,300 employees, of which approximately 4,800 related to manufacturing.
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
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France, Spain and the United Kingdom. In 2016, approximately 82% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 5% of our consolidated revenue in 2016.
We serve EMEA customers through approximately 350 independent and company-owned dealer locations. No single independent dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2016. The five largest independent dealers collectively accounted for approximately 10% of the segment’s revenue in 2016. In certain geographic markets, we sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and information technology.
In 2016, our EMEA segment recorded revenue of $520.6, or 17.0% of our consolidated revenue, and as of the end of the year had approximately 2,100 employees, of which approximately 1,000 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), India, Australia, Japan, Singapore, Korea, Taiwan, Malaysia and other countries in Southeast Asia, primarily under the Steelcase brand with an emphasis on freestanding furniture systems, storage and seating solutions. We sell directly and through approximately 50 independent dealer locations to end-use customers. Our end-use customers tend to be larger multinational or regional companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
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
In 2016, the Other category accounted for $283.4, or 9.3% of our consolidated revenue, and as of the end of the year had approximately 1,600 employees, of which approximately 900 related to manufacturing.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and executive.

Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 26, 2016, our investment in these unconsolidated joint ventures and other equity investments totaled $51.0. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Income.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 1% of our consolidated revenue in 2016, and our five largest customers collectively accounted for approximately 4% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2016, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent dealer accounted for more than 5% of our consolidated revenue in 2016. The five largest independent dealers collectively accounted for approximately 13% of our consolidated revenue in 2016. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
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
Backlog
Our products are generally manufactured and shipped within two to six weeks following receipt of an order; however, in recent years our mix of project business has increased and customer-requested shipment dates have increasingly extended beyond historical averages. Nevertheless, we do not view the amount of backlog at any particular time as a meaningful indicator of longer-term shipments.
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the U.S. and Mexico), Europe (in France, Germany, Spain and the Czech Republic) and Asia (in China, Malaysia and India). Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks. We manufacture our products using lean manufacturing principles, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. As a result, we largely purchase direct materials and components as needed to meet demand. We have evolved our manufacturing and supply chain systems significantly over the last two decades by implementing continuous one-piece flow, platforming our processes and product offerings and developing a global network of integrated suppliers. We also purchase finished goods manufactured by third parties predominantly on a make-to-order basis.
These changes to our manufacturing model have reduced the capital needs of our business and the footprint of our manufacturing space and have allowed us to improve quality, delivery performance and the customer experience. We continue to identify opportunities to improve the fitness of our business and strengthen our long-term competitiveness.
In addition to our ongoing focus on enhancing the efficiency of our manufacturing operations, we also seek to reduce costs through our global sourcing effort. We have capitalized on the platforming of our product offering and are capturing raw material and component cost savings available through lower cost suppliers around the globe. This platforming of our product offering and global development of potential sources of supply has enhanced our leverage with supply sources, and we have been able to reduce cycle times through improvements with our partners throughout the supply chain.
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
The prices for certain commodities such as steel, petroleum-based products, aluminum, other metals, wood and particleboard have fluctuated in recent years due to changes in global supply and demand. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.
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
Exclusive of royalty payments, we invested $33.0, $35.4 and $35.9 in research, design and development activities in 2016, 2015 and 2014, respectively. We continue to invest more than one percent of our revenue in research, design and development each year. Royalties are sometimes paid to external designers of our products as the products are sold. These costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Designtex,” “PolyVision” and “Turnstone” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.

Employees
As of February 26, 2016, we had approximately 11,000 employees, of which approximately 6,700 work in manufacturing. Additionally, we had approximately 1,800 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., 1,900 employees are represented by workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
Available Information
We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Office of FOIA Services at 100 F Street, NE, Washington, D.C. 20549-2736. The public may obtain information on the operation of the Office of FOIA Services by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.
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

Our industry is influenced significantly by cyclical macroeconomic factors that are difficult to predict.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of factors, including macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. According to the U.S.-based Business and Institutional Furniture Manufacturers Association and European-based Centre for Industrial Studies, the U.S. and European office furniture industries have gone through two major downturns in recent history. Consumption declined by more than 30% and 20% from calendar year 2000 to 2003, and again by over 30% and 23% from 2007 to 2009, in the U.S. and Europe, respectively. While the U.S. office furniture industry has been in recovery since 2010, the European industry has not improved significantly following the most recent downturn. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. Although we have made a number of changes to adapt our business model to these cycles, our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery, by geography or vertical market, may vary after a cyclical downturn. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in the number, size and price of typical workstations, an increase in work occurring in more collaborative settings and in a variety of locations beyond the traditional office, an increase in residential and lounge-type settings, and broader price offering levels. The confluence of these factors could attract new competitors from outside the traditional office furniture industry, such as real estate management service firms, technology-based firms, general construction contractors or retail and online residential furniture providers, offering products and services which compete with those offered by us and our dealers. In addition, the traditional office furniture industry is highly competitive, with a number of competitors offering similar categories of products. We compete on a variety of factors, including: brand recognition and reputation; insight from our research; product design and features; price, lead time, delivery and service; product quality; strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering solutions which respond to changes in workplace trends and generate revenue to offset the impact of reduced numbers, size and price of typical workstations, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market and user needs,

•	growing our market share with existing customers and new customers,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces, classrooms, libraries and other educational settings and smaller companies,

•	expanding our product categories to include additional architecture and technology product offerings,

•	growing our market share in markets such as China, India and central, eastern, and southern Europe, the Middle East and Africa,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.

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
Our continuing efforts to improve our business model may result in customer disruption, may distract management from other activities and could result in additional restructuring costs.
Over the last two decades, we have implemented a number of restructuring actions to transform our business through the reinvention of our industrial system and white collar processes and have significantly reduced our manufacturing footprint. While we believe we have made substantial progress, we continue to evolve and optimize our business model to be more flexible and agile in meeting changing demand, and incremental restructuring actions may be necessary.

We are engaged in a multi-year strategy in EMEA to improve revenue, gross margins and the fitness of our business model, which included the exit of two manufacturing facilities in France and Germany and the establishment of a new manufacturing facility in the Czech Republic. The exits of the two facilities have been completed, and our focus now is on stabilizing operations at the new Czech Republic facility and implementing continuous cost reductions across our EMEA facilities. Our EMEA strategy also includes various marketing and sales initiatives expected to improve gross margins and establishing a new Learning + Innovation Center in Munich, Germany, which is expected to open during 2017. The success of these initiatives is dependent on several factors, including our ability to negotiate with related work councils and manage these actions without disrupting existing customer commitments or impacting operating efficiency. Further, these actions may take longer than anticipated, prove more costly than expected and may distract management from other activities, and we may not fully realize the expected benefits of our restructuring activities and initiatives, any of which would have a negative impact on our profitability.
We may be adversely affected by changes in raw material and commodity costs.
We procure raw materials (including steel, petroleum-based products, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, can fluctuate due to changes in global supply and demand, larger currency movements and changes in import tariffs and trade barriers, which can also cause supply interruptions. In the short-term, rapid increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected by short-term increases in these costs. If we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
In March 2016, the U.S. Department of Commerce published a preliminary determination in its antidumping investigations involving Japanese producers of cold-rolled steel, which resulted in dumping duties of 71.35% being applied to the specialized flat steel that PolyVision uses in the manufacture of porcelain-enameled writing surfaces, with the duties applying to imports dating back to December 2015. The preliminary determination is subject to finalization by the U.S. Department of Commerce and review by the International Trade Commission, which is expected to occur by the end of August 2016. If the preliminary determination is upheld, PolyVision's profitability in 2017 could be negatively impacted by up to $7 in duties for raw materials previously imported or for which PolyVision has already entered into binding purchase commitments.
Our global presence subjects us to risks that may negatively affect our profitability and financial condition.
We have manufacturing facilities, sales locations and offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries. Our global presence is also subject to market risks, which in turn could have an adverse effect on our business, operating results or financial condition, including:

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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of these currency exchange exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, it could have an adverse effect on our business, operating results or financial condition.
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
We have net goodwill of $106.4 as of February 26, 2016. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.
We have deferred tax asset values related to net operating loss carryforwards (“NOLs”) residing primarily in various non-U.S. jurisdictions totaling $70.5, against which valuation allowances totaling $9.4 have been recorded. Following the implementation of our contract manufacturing model in EMEA, in Q4 2016 sufficient positive evidence became available to cause us to reverse the valuation allowance recorded against our deferred tax assets in France; however, the possibility remains that we may be unable to generate sufficient taxable income from future operations in France or in the other applicable jurisdictions in which we maintain deferred tax assets related to NOLs, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.
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
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. There were a total of 18 SC Transport Inc. employees as of February 26, 2016. The most recent estimate of our potential withdrawal liability is $23.2 as of February 26, 2016.

Item 1B.	Unresolved Staff Comments:
None.

Item 2.	Properties:
We have operations at locations throughout the U.S. and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and, at present, are sufficient to meet volume needs currently and for the foreseeable future. Our global headquarters is located in Grand Rapids, Michigan, U.S.A. Our owned and leased principal manufacturing and distribution center locations with greater than 100,000 square feet are as follows:

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	13	5	8
EMEA	4	4	—
Other	4	2	2
Total	21	11	10
In 2016, we exited one leased manufacturing facility in EMEA. In 2017, we expect to exit one additional leased manufacturing facility in the Americas, as previously announced.

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	56	Senior Vice President, EMEA
Sara E. Armbruster	45	Vice President, Strategy, Research and New Business Innovation
Ulrich H. E. Gwinner	52	President, Asia Pacific
James P. Keane	56	President and Chief Executive Officer, Director
Robert G. Krestakos	54	Vice President, Global Operations
Terrence J. Lenhardt	56	Vice President, Chief Information Officer
James N. Ludwig	52	Vice President, Global Design and Product Engineering
Mark T. Mossing	58	Corporate Controller and Chief Accounting Officer
Gale Moutrey	57	Vice President, Communications
Lizbeth S. O’Shaughnessy	54	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	44	Senior Vice President, Americas
Allan W. Smith, Jr.	48	Vice President, Global Marketing
David C. Sylvester	51	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014. Mr. Alvarez was Senior Vice President, Sales, EMEA from October 2011 to March 2014 and Vice President, Global Client Collaboration from May 2010 to October 2011. Mr. Alvarez has been employed by Steelcase since 1984.
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
Terrence J. Lenhardt has been Vice President, Chief Information Officer since January 2015. Mr. Lenhardt was Vice President, Finance-Americas, EMEA & Asia Pacific from February 2013 to January 2015 and Vice President, Finance-Steelcase Group Americas & EMEA from February 2011 to February 2013. Mr. Lenhardt has been employed by Steelcase since 1994.
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
Eddy F. Schmitt has been Senior Vice President, Americas since March 2014. Mr. Schmitt was Senior Vice President, Sales and Distribution, Americas from February 2011 to March 2014 and has been employed by Steelcase since 2003.
Allan W. Smith, Jr. has been Vice President, Global Marketing since September 2013. Mr. Smith was Vice President, Applications & Product Marketing-Steelcase Brand from January 2011 to September 2013 and has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011. Mr. Sylvester was Vice President, Chief Financial Officer from October 2006 to April 2011 and has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS.” Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 11, 2016, we had outstanding 119,639,269 shares of common stock with 6,265 shareholders of record. Of these amounts, 88,027,858 shares are Class A Common Stock with 6,195 shareholders of record and 31,611,411 shares are Class B Common Stock with 70 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$20.45	$19.79	$20.30	$20.37
Low	$16.88	$16.06	$17.07	$11.67
2015
High	$17.27	$17.94	$18.22	$18.84
Low	$13.98	$14.30	$15.13	$16.33
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2016 and 2015 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility includes a restriction on the aggregate amount of cash dividend payments and share repurchases we may make in any fiscal year. As long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum permitted under the facility, our ability to fund more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 26, 2016, our leverage ratio was less than 2.50 to 1.00. See Note 12 to the consolidated financial statements for additional information.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016	$15.1	$14.0	$14.0	$13.9	$57.0
2015	$13.6	$13.0	$13.0	$12.9	$52.5
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/28/2015 - 01/01/2016	496,871	$14.62	496,062	$52.9
01/02/2016 - 01/29/2016	2,506,129	$13.92	2,503,938	$168.0
01/30/2016 - 2/26/2016	—	$—	—	$168.0
Total	3,003,000	(2)	3,000,000
_______________________________________

(1)
In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock, and in January 2016, the Board of Directors approved an additional share repurchase program permitting the repurchase of up to $150 of shares of our common stock. These programs have no specific expiration dates.

(2)	3,000 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 26, 2016	February 27, 2015	February 28, 2014	February 22, 2013	February 24, 2012
Operating Results:
Revenue	$3,060.0	$3,059.7	$2,988.9	$2,868.7	$2,749.5
Gross profit	971.2	916.0	945.2	866.0	809.7
Operating income	174.6	144.9	165.9	59.3	97.1
Income before income tax expense	174.8	137.0	147.2	54.9	82.0
Net income	170.3	86.1	87.7	38.8	56.7
Supplemental Operating Data:
Restructuring costs	$(19.9)	$(40.6)	$(6.6)	$(34.7)	$(30.5)
Goodwill and intangible asset impairment charges	—	—	(12.9)	(59.9)	—
Share Data:
Basic earnings per common share	$1.37	$0.69	$0.70	$0.30	$0.43
Diluted earnings per common share	$1.36	$0.68	$0.69	$0.30	$0.43
Weighted average shares outstanding - basic	124.3	124.4	126.0	127.4	131.9
Weighted average shares outstanding - diluted	125.3	126.0	127.3	129.1	131.9
Dividends paid per common share	$0.45	$0.42	$0.40	$0.36	$0.24
Balance Sheet Data:
Cash and cash equivalents	$181.9	$176.5	$201.8	$150.4	$112.1
Short-term investments	84.1	68.3	119.5	100.5	79.1
Company-owned life insurance ("COLI")	160.4	159.5	154.3	225.8	227.6
Working capital (1)	266.4	264.9	295.3	237.1	197.2
Total assets	1,808.6	1,719.6	1,724.0	1,686.4	1,675.9
Total debt	299.1	282.1	289.7	292.2	294.5
Total liabilities	1,071.7	1,055.8	1,052.3	1,024.8	995.4
Total shareholders’ equity	736.9	663.8	677.1	668.0	686.5
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$186.4	$84.2	$178.8	$187.3	$101.7
Investing activities	(87.8)	(14.3)	(25.2)	(85.5)	203.2
Financing activities	(90.1)	(89.8)	(101.6)	(64.2)	(334.3)
________________________

(1)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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

Statement of Operations Data— Consolidated	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Revenue	$3,060.0	100.0%	$3,059.7	100.0%	$2,988.9	100.0%
Cost of sales	2,075.5	67.8	2,106.2	68.8	2,046.5	68.5
Restructuring costs (benefits)	13.3	0.5	37.5	1.2	(2.8)	(0.1)
Gross profit	971.2	31.7	916.0	30.0	945.2	31.6
Operating expenses	790.0	25.8	768.0	25.1	757.0	25.3
Goodwill and intangible asset impairment charges	—	—	—	—	12.9	0.4
Restructuring costs	6.6	0.2	3.1	0.1	9.4	0.3
Operating income	174.6	5.7	144.9	4.8	165.9	5.6
Interest expense	(17.6)	(0.6)	(17.7)	(0.6)	(17.8)	(0.6)
Investment income (loss)	1.5	0.1	1.4	—	(0.3)	—
Other income (expense), net	16.3	0.5	8.4	0.3	(0.6)	—
Income before income tax expense	174.8	5.7	137.0	4.5	147.2	5.0
Income tax expense	4.5	0.1	50.9	1.7	59.5	2.0
Net income	$170.3	5.6%	$86.1	2.8%	$87.7	3.0%
Earnings per share:
Basic	$1.37		$0.69		$0.70
Diluted	$1.36		$0.68		$0.69

Organic Revenue Growth—Consolidated	Year Ended
	February 26, 2016	February 27, 2015
Prior year revenue	$3,059.7	$2,988.9
Divestitures	(3.2)	(1.5)
Impact of additional week *	—	(42.0)
Currency translation effects **	(110.1)	(26.7)
Prior year revenue, adjusted	2,946.4	2,918.7
Current year revenue	3,060.0	3,059.7
Acquisition	(22.6)	—
Current year revenue, adjusted	3,037.4	3,059.7
Organic growth $	$91.0	$141.0
Organic growth %	3%	5%
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

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Operating income	$174.6	5.7%	$144.9	4.8%	$165.9	5.6%
Add: goodwill and intangible asset impairment charges	—	—	—	—	12.9	0.4
Add: restructuring costs	19.9	0.7	40.6	1.3	6.6	0.2
Adjusted operating income	$194.5	6.4%	$185.5	6.1%	$185.4	6.2%
Overview
During 2016, we achieved a sixth consecutive year of organic revenue growth. Our organic revenue growth in 2016 was below global trends in our industry, compared to growth rates that were generally consistent with or better than industry trends over the past four years. The reduced growth compared to industry trends in 2016 was driven by reduced orders from our largest customers, a significant reduction in demand within the energy sector and strong industry growth in product categories where we are under-represented but currently expanding our offerings in the Americas. Our organic revenue growth in EMEA in 2016 was impacted by disruptions to customers associated with manufacturing footprint changes and extended lead times for new products where demand exceeded our initial expectations. Despite lower revenue growth, our operating income in 2016 was the highest level we have achieved in eight years, reflecting strong operating performance in the Americas and improved operating performance in Asia Pacific.
In 2016, we made significant progress on improving the fitness of our operations and our competitiveness in EMEA. This included (1) the closure of a manufacturing facility in Durlangen, Germany and the transfer of its activities to a new facility in the Czech Republic, (2) the termination of a contract manufacturing relationship in Wisches, France and the transfer of its activities to existing facilities and (3) actions to establish a Learning + Innovation Center in Munich, Germany. We incurred disruption costs and inefficiencies related to these manufacturing footprint changes, as well as other manufacturing and distribution issues, which contributed to our operating loss in EMEA in 2016. We believe that we are nearing completion of these manufacturing footprint changes and expect significant improvements in our manufacturing and distribution performance as we continue to stabilize the new footprint.

2016 compared to 2015
We recorded net income of $170.3 and diluted earnings per share of $1.36 in 2016 compared to net income of $86.1 and diluted earnings per share of $0.68 in 2015. Net income was positively impacted by the reversal of a valuation allowance recorded against net deferred tax assets in France and a gain from the partial sale of an investment in an unconsolidated affiliate in Q4 2016. These significant items, net of the associated variable compensation expense and income tax expense, had a combined favorable impact on net income of approximately $53 and on diluted earnings per share of approximately $0.42.  The comparison of net income from 2016 to 2015 was also positively impacted by restructuring charges which were $20.7 lower in 2016 compared to 2015.  Our 2016 results reflected strong operating performance in the Americas and improved operating performance in Asia Pacific, partially offset by higher costs in EMEA associated with manufacturing footprint changes and other operational challenges.
Revenue for 2016 of $3,060.0 increased slightly compared to the prior year. Growth in the Americas of 3% was offset by a decline of 13% in EMEA. The growth in the Americas was driven by increased volume, and approximately one-third of the growth rate was attributable to improved pricing. The revenue comparison in EMEA reflected $79.2 of unfavorable currency translation effects. Organic revenue growth for 2016 was $91.0 or 3%, with growth of 3% in the Americas segment, 1% in the EMEA segment and 4% in the Other category.
Operating income in 2016 of $174.6 or 5.7% of revenue compared to $144.9 or 4.8% in the prior year. The increase was driven by a $20.7 reduction in restructuring costs, strong operating performance in the Americas and improved operating performance in Asia Pacific, partially offset by an increase in cost of sales as a percent of revenue in EMEA and $13.7 of variable compensation expense associated with the large favorable tax item and non-operating gain recorded in Q4 2016. Adjusted operating income in 2016 increased by $9.0 or 4.9% to $194.5 compared to the prior year. The 2016 adjusted operating income margin of 6.4% represented a 30 basis point improvement compared to the prior year and reflected an impact of approximately 50 basis points from variable compensation expense associated with the two large items recorded in Q4 2016.
Cost of sales in 2016 was 67.8% as a percent of revenue, a 100 basis point decrease compared to 2015. The improvement was primarily driven by a 120 basis point improvement in the Americas, due to lower material, freight and distribution costs and improvements in negotiated customer pricing, partially offset by a 190 basis point decline in EMEA driven by manufacturing and distribution issues associated with the manufacturing footprint changes and an unfavorable shift in business mix. Cost of sales included disruption costs and inefficiencies of approximately $20 and $28 in 2016 and 2015, respectively, in EMEA. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. We believe these costs are temporary and will be eliminated once the manufacturing changes in EMEA are complete and the industrial model returns to normal levels of operating efficiency.
Operating expenses of $790.0 in 2016 increased by $22.0 or 70 basis points as a percent of revenue compared to the prior year. Higher variable compensation expense of $21, additional expenses of $4 related to acquisitions, net of divestitures and other increases in operating expenses, including costs associated with establishing our new Learning + Innovation Center in Munich, were partially offset by approximately $24 of favorable currency translation effects.
We recorded net restructuring costs of $19.9 in 2016 compared to net restructuring costs of $40.6 in 2015. The 2016 amount included costs primarily associated with the closure of the Durlangen facility, and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich.
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. During 2016, we generated taxable income for our French subsidiaries and allowed for partial utilization of the net operating loss carryforwards in France. In Q4 2016, we recognized a discrete tax benefit of $56.0 related to the reversal of the remaining valuation allowance recorded against our French net deferred tax assets. As a result of this discrete tax benefit, our 2016 effective tax rate of 2.6% was significantly lower than the U.S. federal statutory tax rate of 35%. See further discussion in Note 15 to the consolidated financial statements.

2015 compared to 2014
We recorded net income of $86.1 in 2015 compared to net income of $87.7 in 2014. Goodwill and intangible asset impairment charges in 2014, and a lower effective tax rate and lower non-operating charges in 2015 largely offset higher restructuring costs in 2015.
Operating income of $144.9 in 2015 compared to operating income of $165.9 in 2014. The decrease of $21.0 was driven by $34.0 of higher restructuring costs in 2015 partially offset by $12.9 of goodwill and intangible asset impairment charges in 2014. Adjusted operating income of $185.5 in 2015 represented a slight improvement compared to 2014. The small improvement was driven by benefits of organic revenue growth and improvements in negotiated customer pricing in the Americas which were offset by increased disruption costs and inefficiencies associated with our manufacturing footprint changes in EMEA and higher operating expenses after taking into consideration the extra week in 2014 and favorable currency translation effects.
Revenue for 2015 was $3,059.7 compared to $2,988.9 for 2014. Revenue continued to include a higher mix of project business in 2015. After adjusting for currency translation effects and the impact of an additional week in 2014, organic revenue growth was 5% in 2015. We realized organic growth of 3% in the Americas segment, 8% in the EMEA segment and 10% in the Other category.
Cost of sales increased to 68.8% of revenue in 2015, a 30 basis point increase compared to 2014. The increase was driven primarily by higher disruption costs and inefficiencies in EMEA (approximately $28 in 2015 compared to $4 in 2014) and higher overhead, warranty, and freight and distribution costs in the Americas, but this increase was largely offset by operating leverage from the revenue growth across our segments and improvements in negotiated customer pricing (net of higher material costs) and benefits of on-going cost reduction efforts in the Americas.
Operating expenses of $768.0 increased by $11.0 in 2015 compared to 2014 but decreased 20 basis points as a percentage of sales. The year-over-year comparison included the following:

•	approximately $10.3 of costs associated with an extra week in 2014,

•	favorable foreign currency translation effects of $4.7,

•	a reduction of $2.0 in environmental charges,

•	a reduction of $0.9 related to divestitures,

•	higher variable compensation expense of $8.6,

•	higher costs associated with a dealer accounts receivable reserve of $4.0, and

•
other costs of $16.3 primarily related to increased spending on sales staff, marketing and product development initiatives in the Americas, higher tax consulting and a biennial sales and dealer conference.

There were no goodwill and intangible asset impairment charges in 2015. Goodwill and intangible asset impairment charges of $12.9 were recorded in 2014 and related to Asia Pacific within the Other category. See further discussion in Note 10 to the consolidated financial statements.
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
See further discussion of these items in the Business Segment Disclosure analysis below and in Note 19 to the consolidated financial statements.
Our 2015 effective tax rate was 37.2%, which was higher than the U.S. federal statutory tax rate of 35%. The higher tax rate was being driven by the losses in EMEA, which resulted in deferred tax assets in various jurisdictions for which full valuation allowances have been recorded, partially offset by net discrete tax benefits primarily related to tax credits in the Czech Republic associated with the investment in a new manufacturing facility in that country.
Interest Expense, Investment Income (Loss) and Other Income (Expense), Net

Interest Expense, Investment Income (Loss) and Other Income (Expense), Net	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Interest expense	$(17.6)	$(17.7)	$(17.8)
Investment income (loss)	1.5	1.4	(0.3)
Other income (expense), net:
Equity in income of unconsolidated affiliates	13.4	15.2	10.2
Foreign exchange loss	(4.0)	(5.0)	(5.0)
Miscellaneous, net	6.9	(1.8)	(5.8)
Total other income (expense), net	16.3	8.4	(0.6)
Total interest expense, investment income (loss) and other income (expense), net	$0.2	$(7.9)	$(18.7)
A gain of $8.5 related to the partial sale of an unconsolidated affiliate was recorded in miscellaneous, net in 2016. A charge to miscellaneous, net of $6.0 was recorded in 2014 related to an investment in an unconsolidated affiliate.
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

Statement of Operations Data— Americas	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Revenue	$2,256.0	100.0%	$2,180.7	100.0%	$2,154.4	100.0%
Cost of sales	1,473.6	65.3	1,449.3	66.5	1,438.2	66.8
Restructuring costs (benefits)	2.4	0.1	(10.0)	(0.5)	0.7	—
Gross profit	780.0	34.6	741.4	34.0	715.5	33.2
Operating expenses	517.7	23.0	481.5	22.1	467.1	21.7
Goodwill and intangible asset impairment charges	—	—	—	—	—	—
Restructuring costs (benefits)	(2.9)	(0.1)	—	—	1.0	0.1
Operating income	$265.2	11.7%	$259.9	11.9%	$247.4	11.4%

Organic Revenue Growth—Americas	Year Ended
	February 26, 2016	February 27, 2015
Prior year revenue	$2,180.7	$2,154.4
Impact of additional week *	—	(36.2)
Currency translation effects **	(19.0)	(10.3)
Prior year revenue, adjusted	2,161.7	2,107.9
Current year revenue	2,256.0	2,180.7
Acquisition	(22.6)	—
Current year revenue, adjusted	2,233.4	2,180.7
Organic growth $	$71.7	$72.8
Organic growth %	3%	3%
________________________
* 2014 included 53 weeks of revenue.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income—Americas	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Operating income	$265.2	11.7%	$259.9	11.9%	$247.4	11.4%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—
Add: restructuring costs (benefits)	(0.5)	—	(10.0)	(0.5)	1.7	0.1
Adjusted operating income	$264.7	11.7%	$249.9	11.4%	$249.1	11.5%
2016 compared to 2015
Operating income in the Americas in 2016 improved by $5.3 compared to the prior year. Benefits associated with the revenue growth and lower cost of sales as a percent of revenue were partially offset by higher operating expenses and a reduction in net restructuring benefits compared to the prior year. The variable compensation expense associated with the large favorable tax item and non-operating gain recorded in Q4 2016 had a $10.6 impact on operating income. Adjusted operating income improved by $14.8 to 11.7% of revenue; the variable compensation expense associated with the two large items recorded in Q4 had an impact of approximately 50 basis points on adjusted operating income as a percent of revenue.
The Americas revenue represented 73.7% of consolidated revenue in 2016. Revenue for 2016 of $2,256.0 increased $75.3 or 3.5% compared to 2015 and reflected $19.0 of unfavorable currency translation effects and a $22.6 favorable impact of an acquisition. The revenue growth included higher volume and approximately one-third of the growth rate was attributable to improvements in negotiated customer pricing. Revenue growth in 2016 is categorized as follows:

•
Product categories — Six out of seven product categories grew in 2016, led by Furniture, Turnstone and Seating. Architectural Solutions also improved by achieving a double-digit percentage growth rate. Technology declined compared to the prior year.

•	Vertical markets — Federal Government, Financial Services, Technical and Professional and Manufacturing experienced strong growth rates, while Energy declined.

•	Geographic regions — The East and South Business Groups showed growth over 2015, while the West Business Group declined.

•	Contract type — Project sales and continuing business experienced growth, while marketing programs declined year-over-year.
Organic revenue growth in 2016 was $71.7 or 3% compared to the prior year.

Cost of sales decreased 120 basis points to 65.3% of revenue in 2016 compared to 66.5% of revenue in 2015. The primary drivers of the decrease were lower material, freight and distribution costs, which had an impact of approximately 200 basis points, and improvements in negotiated customer pricing, partially offset by unfavorable foreign currency exchange rates (Canadian dollar to U.S. dollar) and higher variable compensation costs.
Operating expenses in 2016 increased by $36.2, or 90 basis points as a percent of revenue, compared to the prior year primarily due to $14 of higher variable compensation expense of which $7.2 related to the two large items recorded in Q4 2016, $7 related to a small dealer acquisition and $5 of higher sales and marketing costs.
A net restructuring benefit of $0.5 recognized in 2016 included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions, partially offset by costs associated with the closure of a manufacturing facility in High Point, North Carolina. A net restructuring benefit of $10.0 in 2015 primarily related to proceeds received from the sale of an idle manufacturing facility exited as part of previously announced restructuring actions, partially offset by costs related to the closure of the High Point facility.
2015 compared to 2014
Operating income in the Americas grew to $259.9 in 2015, compared to $247.4 in 2014. The improvement was due to benefits associated with the organic revenue growth, a net restructuring gain of $10.0, improvements in negotiated customer pricing and manufacturing cost reduction efforts, partially offset by higher operating expenses. After adjusting for the impact of restructuring costs, adjusted operating income in 2015 was flat compared to 2014.
The Americas revenue represented 71.3% of consolidated revenue in 2015. Revenue for 2015 was $2,180.7 compared to $2,154.4 in 2014, an increase of $26.3 or 1.2%. Revenue growth in 2015 is categorized as follows:

•
Product categories — Five out of seven product categories grew in 2015, led by Furniture and Coalesse. Architectural Solutions and Turnstone also improved by achieving double-digit percentage growth rates. Technology and Health declined compared to the prior year.

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
Cost of sales improved to 66.5% of revenue in 2015 compared to 66.8% of revenue in 2014. The improvement was largely driven by improvements in negotiated customer pricing and continued cost reduction efforts, offset partially by higher warranty and freight and distribution costs.
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
A net restructuring gain of $10.0 recognized in 2015 primarily related to the sale of an idle manufacturing facility exited as part of previously announced restructuring actions, partially offset by costs related to the closure of a manufacturing facility in High Point, North Carolina.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

Statement of Operations Data—EMEA	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Revenue	$520.6	100.0%	$595.4	100.0%	$566.9	100.0%
Cost of sales	416.3	80.0	465.2	78.1	429.5	75.8
Restructuring costs (benefits)	10.9	2.1	47.5	8.0	(3.6)	(0.6)
Gross profit	93.4	17.9	82.7	13.9	141.0	24.8
Operating expenses	148.2	28.5	162.4	27.3	164.2	29.0
Goodwill and intangible asset impairment charges	—	—	—	—	—	—
Restructuring costs	9.5	1.8	3.1	0.5	8.2	1.4
Operating loss	$(64.3)	(12.4)%	$(82.8)	(13.9)%	$(31.4)	(5.6)%

Organic Revenue Growth—EMEA	Year Ended
	February 26, 2016	February 27, 2015
Prior year revenue	$595.4	$566.9
Divestitures	(3.2)	(1.5)
Impact of additional week *	—	—
Currency translation effects **	(79.2)	(13.5)
Prior year revenue, adjusted	513.0	551.9
Current year revenue	520.6	595.4
Organic growth $	$7.6	$43.5
Organic growth %	1%	8%
________________________
* EMEA always ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.

** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Reconciliation of Operating Loss to Adjusted Operating Loss—EMEA	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Operating loss	$(64.3)	(12.4)%	$(82.8)	(13.9)%	$(31.4)	(5.6)%
Add: goodwill and intangible asset impairment charges	—	—	—	—	—	—
Add: restructuring costs	20.4	3.9	50.6	8.5	4.6	0.8
Adjusted operating loss	$(43.9)	(8.5)%	$(32.2)	(5.4)%	$(26.8)	(4.8)%
2016 compared to 2015
Operating results in EMEA reflected a significant decrease in restructuring costs compared to the prior year, offset by an increase in cost of sales and operating expenses as a percent of revenue compared to the prior year. EMEA's adjusted operating loss increased by $11.7.
EMEA revenue represented 17.0% of consolidated revenue in 2016. Revenue for 2016 reflected $79.2 of unfavorable currency translation effects and a $3.2 favorable impact from divestitures. Organic revenue growth was $7.6 or 1%, driven by growth in Iberia.
Cost of sales as a percent of revenue increased by 190 basis points in 2016 compared to the prior year. During 2016, we experienced manufacturing and distribution issues including power outages and equipment failures at our new facility in the Czech Republic and other startup related issues which resulted in incremental costs, labor inefficiencies and dealer incentives and reimbursements of approximately $6 in aggregate which were incurred in the second and third quarters of 2016. The 2016 results also reflected unfavorable shifts in product and business mix partially offset by the benefits from restructuring activities.
Cost of sales in 2016 and 2015 included $20 and $28, respectively, of disruption costs and inefficiencies associated with the manufacturing footprint changes initiated in prior years.
Operating expenses in 2016 decreased by $14.2 compared to the prior year. The 2016 operating expenses reflected favorable currency translation effects of $19. Operating expenses in local currency increased in 2016 primarily due to costs associated with establishing our new Learning + Innovation Center in Munich and higher variable compensation expense. Operating expenses as a percent of revenue increased by 120 basis points in 2016.
Restructuring costs of $20.4 incurred in 2016 primarily consisted of costs associated with the closure of the Durlangen facility and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich.
2015 compared to 2014
EMEA reported an operating loss of $82.8 in 2015 compared to an operating loss of $31.4 in 2014. The increased loss was primarily driven by higher disruption costs and inefficiencies associated with the manufacturing footprint changes, partially offset by benefits associated with the organic revenue growth. After adjusting for the impact of restructuring costs, the adjusted operating loss of $32.2 in 2015 represented an increase of $5.4 compared to 2014.
EMEA revenue represented 19.4% of consolidated revenue in 2015. Revenue for 2015 was $595.4 compared to $566.9 in 2014. During 2015, growth in project business in France, Iberia and the United Kingdom was partially offset by a decline in Germany due in part to customer disruption associated with the manufacturing footprint changes. Organic revenue growth was 8% after adjusting for currency translation effects and a small divestiture.
Cost of sales increased to 78.1% of revenue in 2015, a 230 basis point deterioration compared to 2014. The deterioration was driven by higher disruption costs and inefficiencies associated with manufacturing footprint changes of $24, offset in part by operating leverage associated with the organic revenue growth.
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

Statement of Operations Data—Other	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Revenue	$283.4	100.0%	$283.6	100.0%	$267.6	100.0%
Cost of sales	185.6	65.5	191.7	67.6	178.8	66.8
Restructuring costs	—	—	—	—	0.1	—
Gross profit	97.8	34.5	91.9	32.4	88.7	33.2
Operating expenses	86.6	30.5	87.1	30.7	84.3	31.5
Goodwill and intangible asset impairment charges	—	—	—	—	12.9	4.8
Restructuring costs	—	—	—	—	0.2	0.1
Operating income	$11.2	4.0%	$4.8	1.7%	$(8.7)	(3.2)%

Organic Revenue Growth—Other	Year Ended
	February 26, 2016	February 27, 2015
Prior year revenue	$283.6	$267.6
Impact of additional week *	—	(5.8)
Currency translation effects **	(11.9)	(2.9)
Prior year revenue, adjusted	271.7	258.9
Current year revenue	283.4	283.6
Organic growth $	$11.7	$24.7
Organic growth %	4%	10%
________________________
* 2014 included 53 weeks of revenue.
** Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a quarterly basis during the current year.

Reconciliation of Operating Income (Loss) to Adjusted Operating Income—Other	Year Ended
	February 26, 2016		February 27, 2015		February 28, 2014
Operating income (loss)	$11.2	4.0%	$4.8	1.7%	$(8.7)	(3.2)%
Add: goodwill and intangible asset impairment charges	—	—	—	—	12.9	4.8
Add: restructuring costs	—	—	—	—	0.3	0.1
Adjusted operating income	$11.2	4.0%	$4.8	1.7%	$4.5	1.7%
2016 compared to 2015
Revenue in the Other category represented 9.3% of consolidated revenue in 2016. Operating results in the Other category in 2016 improved significantly compared to the prior year. Improved operating performance in Asia Pacific offset lower operating performance at PolyVision, while operating performance at Designtex was comparable to the prior year.
Cost of sales as a percent of revenue decreased by 210 basis points in 2016 compared to the prior year. Improvements in Asia Pacific were partially offset by higher costs at PolyVision in the current year. The decrease in cost of sales in Asia Pacific was driven by favorable foreign currency exchange rates and improved business and product mix.
Asia Pacific recorded operating income in the current year compared to an operating loss in the prior year. The improvement was driven by organic revenue growth, favorable foreign currency exchange rates and improved business mix.

Operating income at PolyVision declined compared to the prior year. The decline was driven by reduced volume, an increase in cost of sales as a percent of revenue and higher operating expense.
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
Cost of sales increased to 67.6% of revenue in 2015, an 80 basis point deterioration compared to 2014. The erosion in 2015 was primarily driven by higher cost of sales in Asia Pacific due to business mix shifts, competitive pricing pressures and higher overhead costs linked to the opening of a new facility in India, partially offset by better absorption of fixed costs associated with the revenue growth at PolyVision.
Operating expenses increased by $2.8 to $87.1 in 2015 compared to $84.3 in 2014. The increase was primarily driven by sales and marketing investments at Designtex. Operating expenses as a percentage of sales decreased in 2015 compared 2014.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data—Corporate	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Operating expenses	$37.5	$37.0	$41.4
Lower income associated with COLI and higher variable compensation expense in 2016 were partially offset by lower earnings associated with deferred compensation. The decrease of $4.4 in 2015 was primarily due to lower environmental remediation costs and higher income associated with COLI.
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

Liquidity Sources	February 26, 2016	February 27, 2015
Cash and cash equivalents	$181.9	$176.5
Short-term investments	84.1	68.3
Company-owned life insurance	160.4	159.5
Availability under credit facilities	151.7	154.7
Total liquidity	$578.1	$559.0
As of February 26, 2016, we held a total of $266.0 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $181.9 in cash and cash equivalents, 73% was located in the U.S. and the remaining 27%, or $49.9, was located outside of the U.S., primarily in Mexico,

Hong Kong, France, Malaysia and China. Amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends, but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
The majority of our short-term investments are maintained in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value. See Note 9 to the consolidated financial statements for more information.
Availability under credit facilities may be reduced by the use of cash and cash equivalents and short-term investments for purposes other than the repayment of debt as a result of constraints related to our maximum leverage ratio covenant. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Net cash flow provided by (used in):
Operating activities	$186.4	$84.2	$178.8
Investing activities	(87.8)	(14.3)	(25.2)
Financing activities	(90.1)	(89.8)	(101.6)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(5.4)	(0.6)
Net increase (decrease) in cash and cash equivalents	5.4	(25.3)	51.4
Cash and cash equivalents, beginning of period	176.5	201.8	150.4
Cash and cash equivalents, end of period	$181.9	$176.5	$201.8
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Net income	$170.3	$86.1	$87.7
Depreciation and amortization	65.7	59.9	60.0
Goodwill and intangible asset impairment charges	—	—	12.9
Gain from partial sale of investment in unconsolidated affiliate	(8.5)	—	—
Deferred income taxes	(68.3)	0.4	14.1
Restructuring gains on sale of fixed assets	(2.8)	(12.0)	(4.5)
Non-cash stock compensation	21.0	18.4	16.8
Equity in income of unconsolidated affiliates	(13.4)	(15.2)	(10.2)
Dividends received from unconsolidated affiliates	12.4	10.7	6.2
Other	0.3	(5.1)	2.6
Changes in accounts receivable, inventories and accounts payable	3.4	(58.3)	(16.1)
Assets related to derivative instruments	22.3	(23.8)	1.0
VAT recoverable	(28.9)	(4.3)	(1.8)
Changes in employee compensation liabilities	20.4	(0.8)	13.1
Changes in other operating assets and liabilities	(7.5)	28.2	(3.0)
Net cash provided by operating activities	$186.4	$84.2	$178.8

The increase in cash provided by operating activities in 2016 compared to 2015 was largely due to a decrease in the use of working capital related to modest organic revenue growth in Q4 2016 compared to strong organic revenue growth in Q4 2015 and the settlement of foreign exchange contracts, partially offset by an increase in VAT recoverable. The decrease in cash provided by operating activities in 2015 compared to 2014 was due to an increase in the use of working capital to fund strong organic revenue growth in Q4 2015 compared to modest organic revenue growth in Q4 2014, non-cash gains on foreign exchange contracts, and lower utilization of foreign tax credit carryforwards in the U.S.
Cash used in investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Capital expenditures	$(93.4)	$(97.5)	$(86.8)
Proceeds from disposal of fixed assets	5.6	19.7	9.5
Purchases of investments	(105.7)	(91.4)	(146.7)
Liquidations of investments	95.1	149.1	122.3
Liquidations of COLI	—	—	74.5
Proceeds from partial sale of investment in unconsolidated affiliate	18.0	—	—
Acquisition, net of cash acquired	(6.9)	—	—
Other	(0.5)	5.8	2.0
Net cash used in investing activities	$(87.8)	$(14.3)	$(25.2)
Capital expenditures in 2016 included $26.0 in progress payments toward a new aircraft. Capital expenditures in 2016 also included investments in manufacturing operations. The net increase in investments in 2016 was related to our increase in cash provided by operating activities and the proceeds from the partial sale of an investment in an unconsolidated affiliate. Capital expenditures in 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development. Cash provided by investing activities in 2015 included the receipt of proceeds related to the sale of a former manufacturing facility. The net reduction in investments in 2015 is primarily related to the funding of restructuring costs in EMEA. During 2014, we reduced our COLI investments by withdrawing basis of $74.5 (tax-free), and we reinvested the proceeds in short-term investments.

Cash used in financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Dividends paid	$(57.0)	$(52.5)	$(50.2)
Common stock repurchases	(56.4)	(36.3)	(49.9)
Excess tax benefit from vesting of stock awards	7.0	1.6	0.5
Net borrowings and repayments of debt	16.3	(2.6)	(2.0)
Net cash used in financing activities	$(90.1)	$(89.8)	$(101.6)
We paid dividends of $0.1125, $0.105 and $0.10 per common share during each quarter in 2016, 2015 and 2014, respectively. On March 22, 2016, our Board of Directors declared a dividend of $0.12 per common share to be paid in Q1 2017.
During 2016, 2015 and 2014, we made common stock repurchases of $56.4, $36.3, and $49.9, respectively, all of which related to our Class A Common Stock. As of February 26, 2016, we had $168.0 of remaining availability under the $250 and $150 share repurchase programs approved by our Board of Directors in Q4 2008 and Q4 2016, respectively.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, were $13.0, $4.9 and $6.6 in 2016, 2015 and 2014, respectively.
Capital Resources
Off-Balance Sheet Arrangements
We are contingently liable under loan and lease guarantees for certain independent dealers in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 26, 2016 and February 27, 2015, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 26, 2016 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$299.1	$2.5	$5.5	$253.5	$37.6
Estimated interest on debt obligations	84.2	16.7	33.2	33.0	1.3
Operating leases	213.3	47.5	71.8	43.7	50.3
Committed capital expenditures	27.5	27.5	—	—	—
Purchase obligations	62.4	37.9	20.9	3.6	—
Other liabilities	3.3	3.3	—	—	—
Employee benefit and compensation obligations	278.5	133.4	37.0	27.0	81.1
Total	$968.3	$268.8	$168.4	$360.8	$170.3
Total consolidated debt as of February 26, 2016 was $299.1. Of our total debt, $248.2 is in the form of term notes due in 2021 and $50.0 is related to financing secured by our corporate aircraft due in 2024.
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
Purchase obligations represent obligations under non-cancelable contracts to purchase goods or services beyond the needs of meeting current backlog or production.
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
The contractual obligations table above is current as of February 26, 2016. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 26, 2016 were:

Liquidity Facilities	February 26, 2016
Global committed bank facility	$125.0
Other committed bank facilities	5.0
Various uncommitted lines	21.7
Total credit lines available	151.7
Less: borrowings outstanding	—
Available capacity	$151.7
We have a $125 global committed five-year unsecured revolving syndicated credit facility which was entered into in 2013. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and other equity-related distributions or payments (such as share repurchases) we may make in a fiscal year. As of February 26, 2016, we were in compliance with all covenants under the facility. We have $5.0 in other revolving credit facilities.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings under uncommitted facilities as of February 26, 2016. In addition, we have a revolving letter of credit agreement for $37.5 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 26, 2016, we had $20.0 in outstanding bank guarantees and standby letters of credit against these facilities. We had no draws against our standby letters of credit during 2016 or 2015.
Total consolidated debt as of February 26, 2016 was $299.1. Our debt primarily consists of $248.2 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 26, 2016 of $50.0. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, the term loan is secured by our existing aircraft and the assignment of the purchase agreement for a new aircraft to be delivered in 2017, contains no financial covenants and is not cross-defaulted to our other debt facilities.
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
We expect capital expenditures to total approximately $75 to $85 in 2017 compared to $93 in 2016. This amount includes investments in our global manufacturing operations, product development and new Learning + Innovation Center in Munich, Germany. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 22, 2016, we announced a quarterly dividend on our common stock of $0.12 per share, or $14.3, to be paid in Q1 2017. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2016, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision.
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
During Q4 2016, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 11.0% to 15.0%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates and cost of capital, are consistent with our current internal projections. These assumptions could change over time, which may result in future impairment charges.
There were no impairments for any reporting units in 2016.

As of February 26, 2016, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$87.9	$9.1
EMEA	—	0.7
Other category	18.5	3.9
Total	$106.4	$13.7
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,697.0
Other category	51.0
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,434.0
Other category	42.0
As of February 26, 2016, no reporting unit had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
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
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions. Our liability for uncertain tax positions in these jurisdictions is $0.2 as of February 26, 2016.
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
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our

Steelcase European subsidiaries. In Q4 2016, we reached the conclusion that there was sufficient positive evidence, including acceptance of the new tax structure by U.S. Internal Revenue Service, sustained profitability in our French subsidiaries and other factors, which caused us to reverse valuation allowances of $56.0 recorded against deferred tax assets in France.
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 26, 2016, we recorded tax benefits from net operating loss carryforwards of $70.5, but we also have recorded valuation allowances totaling $9.4, which reduced our recorded tax benefit to $61.1. It is considered more likely than not that a $61.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $28.2. In 2016 and 2015, we added $1.5 and $5.7, respectively, related to investment tax credits granted by the Czech Republic for investments in qualifying manufacturing equipment placed in service during 2016 and 2015. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining excess foreign tax credits (as well as the remaining other credits) within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is effectively 13 years. We have projected our pretax earnings in the Czech Republic and also expect to fully utilize these credits within the allowable carryover period. Similar to our treatment of operating loss carryforwards, a valuation allowance would be established on the credit carryforwards if available evidence raises doubt about their expected realization.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2016 of approximately $8.9.
See Note 15 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 26, 2016 and February 27, 2015, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 26, 2016	February 27, 2015	February 26, 2016	February 27, 2015
Fair value of plan assets	$47.3	$54.5	$—	$—
Benefit plan obligations	93.4	103.6	66.2	73.7
Funded status	$(46.1)	$(49.1)	$(66.2)	$(73.7)
The post-retirement medical and life insurance plans are unfunded. As of February 26, 2016, approximately 72% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. Our investments in whole life and variable life COLI policies with a net cash surrender value of $160.4 as of February 26, 2016 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
We recognize the cost of benefits provided during retirement over the employees’ active working lives. Inherent in this approach is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Key actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and benefit obligations include, among others, the discount rate and health care cost trend rates. These and other assumptions are reviewed with our actuaries and updated annually based on relevant external and internal factors and information, including, but not limited to, benefit payments, expenses paid from the plan, rates of termination, medical inflation, regulatory requirements, plan changes and governmental coverage changes.
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with the last day in February. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of February.
Based on consolidated benefit obligations as of February 26, 2016, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2016 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $13. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 26, 2016, our initial rate of 7.72% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 26, 2016, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2016 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net experience losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2016, 2015 and 2014, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the United Kingdom pound sterling, the Mexican peso and the Malaysian ringgit. Revenue from foreign locations represented approximately 30% of our consolidated revenue in 2016, 32% in 2015 and 32% in 2014. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. We do not use derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by less than $5 in each of 2016, 2015 and 2014. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 26, 2016 and February 27, 2015, the cumulative net currency translation adjustments reduced shareholders’ equity by $50.9 and $38.7, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income (expense), net on the Consolidated Statements of Income. In 2016, 2015 and 2014, net foreign currency exchange losses were $4.0, $5.0 and $5.1, respectively.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and highly-rated corporate debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $50.0 as of February 26, 2016. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%. We had a floating interest rate loan with a balance of $33.5 as of February 27, 2015. This loan bore a floating interest rate based on 30-day LIBOR plus 3.35%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2016, 2015 and 2014, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 26, 2016, approximately 49% of our fixed-income investments mature within one year, approximately 19% in two years, approximately 24% in three years and approximately 8% in four or more years.
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
As a result of changes in commodity costs, cost of sales decreased approximately $40 during 2016, increased approximately $6 in 2015 and decreased approximately $3 in 2014. The decrease in commodity costs during 2016 was driven primarily by lower steel, transportation and other costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12 in 2016, 2015 and 2014. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. Our variable life COLI policies were allocated at approximately 50% to 65% equity investments.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income in 2016, 2015 and 2014 by approximately $3, $2 and $2, respectively. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 26, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 26, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2016 of the Company and our report dated April 15, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 26, 2016 and February 27, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 26, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 26, 2016 and February 27, 2015 and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 26, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 15, 2016

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Revenue	$3,060.0	$3,059.7	$2,988.9
Cost of sales	2,075.5	2,106.2	2,046.5
Restructuring costs (benefits)	13.3	37.5	(2.8)
Gross profit	971.2	916.0	945.2
Operating expenses	790.0	768.0	757.0
Goodwill and intangible asset impairment charges	—	—	12.9
Restructuring costs	6.6	3.1	9.4
Operating income	174.6	144.9	165.9
Interest expense	(17.6)	(17.7)	(17.8)
Investment income (loss)	1.5	1.4	(0.3)
Other income (expense), net	16.3	8.4	(0.6)
Income before income tax expense	174.8	137.0	147.2
Income tax expense	4.5	50.9	59.5
Net income	$170.3	$86.1	$87.7
Earnings per share:
Basic	$1.37	$0.69	$0.70
Diluted	$1.36	$0.68	$0.69

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Net income	$170.3	$86.1	$87.7

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	(0.2)	—	0.3
Pension and other post-retirement liability adjustments	2.6	(16.8)	1.1
Derivative adjustments	—	0.1	—
Foreign currency translation adjustments	(12.2)	(19.2)	4.1
Total other comprehensive income (loss), gross	(9.8)	(35.9)	5.5

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	—	—	(0.1)
Pension and other post-retirement liability adjustments	(0.4)	5.7	(0.4)
Derivative adjustments	—	—	—
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	(0.4)	5.7	(0.5)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	—	0.2
Pension and other post-retirement liability adjustments	2.2	(11.1)	0.7
Derivative adjustments	—	0.1	—
Foreign currency translation adjustments	(12.2)	(19.2)	4.1
Total other comprehensive income (loss), net	(10.2)	(30.2)	5.0
Comprehensive income	$160.1	$55.9	$92.7

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 26, 2016	February 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$181.9	$176.5
Short-term investments	84.1	68.3
Accounts receivable, net of allowances of $11.7 and $14.6	322.7	325.6
Inventories	159.4	166.2
Prepaid expenses	19.6	16.5
Other current assets	56.2	55.5
Total current assets	823.9	808.6
Property, plant and equipment, net of accumulated depreciation of $936.8 and $1,055.9	411.6	389.5
Company-owned life insurance ("COLI")	160.4	159.5
Deferred income taxes	211.6	146.5
Goodwill	106.4	107.2
Other intangible assets, net of accumulated amortization of $42.7 and $41.1	13.7	14.7
Investments in unconsolidated affiliates	51.0	59.1
Other assets	30.0	34.5
Total assets	$1,808.6	$1,719.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209.6	$215.0
Short-term borrowings and current portion of long-term debt	2.5	2.5
Accrued expenses:
Employee compensation	169.9	151.9
Employee benefit plan obligations	36.5	29.4
Customer deposits	18.6	25.1
Product warranties	20.5	22.4
Other	99.9	97.4
Total current liabilities	557.5	543.7
Long-term liabilities:
Long-term debt less current maturities	296.6	279.6
Employee benefit plan obligations	142.5	158.2
Other long-term liabilities	75.1	74.3
Total long-term liabilities	514.2	512.1
Total liabilities	1,071.7	1,055.8
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 87,759,355 and 89,248,134 issued and outstanding	—	—
Class B common stock-no par value; 475,000,000 shares authorized, 31,611,411 and 32,220,413 issued and outstanding	—	—
Additional paid-in capital	—	5.0
Accumulated other comprehensive loss	(39.6)	(29.4)
Retained earnings	776.5	688.2
Total shareholders’ equity	736.9	663.8
Total liabilities and shareholders’ equity	$1,808.6	$1,719.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 22, 2013	125,164,587	$—	$—	$27.2	$(4.2)	$645.0	$668.0
Common stock issuance	31,790			0.5			0.5
Common stock repurchases	(3,619,817)			(43.7)		(6.2)	(49.9)
Tax effect of exercise of stock awards				0.5			0.5
Performance units issued as common stock	1,018,500
Restricted stock units issued as common stock	281,704
Performance units and restricted stock units expense				16.3			16.3
Other repurchases related to stock vested not yet issued				(0.8)			(0.8)
Other comprehensive income (loss)					5.0		5.0
Dividends paid ($0.40 per share)						(50.2)	(50.2)
Net income						87.7	87.7
February 28, 2014	122,876,764	$—	$—	$—	$0.8	$676.3	$677.1
Common stock issuance	48,064			0.8			0.8
Common stock repurchases	(2,365,897)			(14.6)		(21.7)	(36.3)
Tax effect of exercise of stock awards				1.6			1.6
Performance units issued as common stock	453,627
Restricted stock units issued as common stock	455,989
Performance units and restricted stock units expense				17.6			17.6
Other repurchases related to stock vested not yet issued				(0.4)			(0.4)
Other comprehensive income (loss)					(30.2)		(30.2)
Dividends paid ($0.42 per share)						(52.5)	(52.5)
Net income						86.1	86.1
February 27, 2015	121,468,547	$—	$—	$5.0	$(29.4)	$688.2	$663.8
Common stock issuance	39,052			0.7			0.7
Common stock repurchases	(3,737,573)			(31.4)		(25.0)	(56.4)
Tax effect of exercise of stock awards				7.0			7.0
Performance units issued as common stock	1,026,000
Restricted stock units issued as common stock	574,740
Performance units and restricted stock units expense				20.3			20.3
Other repurchases related to stock vested not yet issued				(1.6)			(1.6)
Other comprehensive income (loss)					(10.2)		(10.2)
Dividends paid ($0.45 per share)						(57.0)	(57.0)
Net income						170.3	170.3
February 26, 2016	119,370,766	$—	$—	$—	$(39.6)	$776.5	$736.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
OPERATING ACTIVITIES
Net income	$170.3	$86.1	$87.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.7	59.9	60.0
Goodwill and intangible asset impairment charges	—	—	12.9
Gain from partial sale of investment in unconsolidated affiliate	(8.5)	—	—
Deferred income taxes	(68.3)	0.4	14.1
Restructuring gains on sale of fixed assets	(2.8)	(12.0)	(4.5)
Non-cash stock compensation	21.0	18.4	16.8
Equity in income of unconsolidated affiliates	(13.4)	(15.2)	(10.2)
Dividends received from unconsolidated affiliates	12.4	10.7	6.2
Other	0.3	(5.1)	2.6
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	0.7	(43.7)	(15.7)
Inventories	6.8	(27.2)	(13.1)
Assets related to derivative instruments	22.3	(23.8)	1.0
VAT recoverable	(28.9)	(4.3)	(1.8)
Other assets	2.9	12.1	(6.3)
Accounts payable	(4.1)	12.6	12.7
Restructuring reserve	(4.5)	5.6	(1.4)
Employee compensation liabilities	20.4	(0.8)	13.1
Accrued expenses and other liabilities	(5.9)	10.5	4.7
Net cash provided by operating activities	186.4	84.2	178.8
INVESTING ACTIVITIES
Capital expenditures	(93.4)	(97.5)	(86.8)
Proceeds from disposal of fixed assets	5.6	19.7	9.5
Purchases of investments	(105.7)	(91.4)	(146.7)
Liquidations of investments	95.1	149.1	122.3
Liquidations of COLI	—	—	74.5
Proceeds from partial sale of investment in unconsolidated affiliate	18.0	—	—
Acquisition, net of cash acquired	(6.9)	—	—
Other	(0.5)	5.8	2.0
Net cash used in investing activities	(87.8)	(14.3)	(25.2)
FINANCING ACTIVITIES
Dividends paid	(57.0)	(52.5)	(50.2)
Common stock repurchases	(56.4)	(36.3)	(49.9)
Excess tax benefit from vesting of stock awards	7.0	1.6	0.5
Borrowings of long-term debt, net of issuance costs	50.0	—	0.6
Repayments of long-term debt	(33.7)	(2.5)	(2.5)
Borrowings of lines of credit	1.1	—	0.2
Repayments of lines of credit	(1.1)	(0.1)	(0.3)
Net cash used in financing activities	(90.1)	(89.8)	(101.6)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(5.4)	(0.6)
Net increase (decrease) in cash and cash equivalents	5.4	(25.3)	51.4
Cash and cash equivalents, beginning of period	176.5	201.8	150.4
Cash and cash equivalents, end of period	$181.9	$176.5	$201.8
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$57.0	$60.4	$33.1
Interest paid, net of amounts capitalized	$17.1	$17.2	$17.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 26, 2016 and February 27, 2015 contained 52 weeks. The fiscal year ended February 28, 2014 contained 53 weeks, with Q4 2014 containing 14 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Foreign Currency
For most international operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until a sale or a substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the applicable period.
Foreign currency transaction gains and losses, net of derivative impacts, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net on the Consolidated Statements of Income.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 26, 2016 and February 27, 2015 was $2.5, and consisted primarily of funds held in escrow for potential future workers’ compensation claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Concentrations of Credit Risk
Our trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we typically assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. We evaluate goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision. See Note 10 for additional information.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 26, 2016	February 27, 2015
Assets:
Long-term - Other long-term assets	$4.0	$4.5
Liabilities:
Current - Accrued expenses - other	3.5	3.8
Long-term - Other long-term liabilities	13.4	14.4
	16.9	18.2
Net reserve	$12.9	$13.7
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 26, 2016	February 27, 2015
Assets:
Long-term - Other long-term assets	$2.7	$2.5
Liabilities:
Current - Accrued expenses - other	1.5	1.1
Long-term - Other long-term liabilities	8.3	8.3
	9.8	9.4
Net reserve	$7.1	$6.9
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
The estimate for employee medical, dental, and short-term disability claims incurred as of February 26, 2016 and February 27, 2015 was $3.8 and $3.1, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.
Product Warranties
We offer warranties ranging from 12 years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Balance as of beginning of period	$39.4	$37.3	$31.1
Accruals related to product warranties, recalls and retrofits	18.1	17.1	16.2
Adjustments related to changes in estimates	—	—	4.6
Reductions for settlements	(16.0)	(13.6)	(14.9)
Currency translation adjustments	0.6	(1.4)	0.3
Balance as of end of period	$42.1	$39.4	$37.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our reserve for estimated settlements expected to be paid beyond one year as of February 26, 2016 and February 27, 2015 was $21.6 and $17.0, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the end of each fiscal year and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost) or experience gains (losses) are reported, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. See Note 13 for additional information.
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

Environmental Contingencies	Year Ended
	February 26, 2016	February 27, 2015
Current:
Accrued expenses - other	$1.0	$5.6
Long-Term:
Other long-term liabilities	3.5	—
Total environmental contingencies (discounted)	$4.5	$5.6
The environmental liabilities were discounted using a rate of 4.0% as of February 26, 2016 and February 27, 2015. Our undiscounted liabilities were $5.7 and $7.1 as of February 26, 2016 and February 27, 2015, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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
Revenue Recognition
Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when title and risks associated with ownership have passed to the dealer or customer. Under sales contracts with our dealers, this typically occurs when product is shipped to the dealer or directly to the customer. In cases where we have a direct sales contract with the customer, title and risks associated with ownership often transfer upon acceptance of the installation by the customer. Revenue from services is

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized when the services have been rendered. Total revenue does not include sales tax, as we consider ourselves a pass-through entity for collecting and remitting sales taxes.
Cost of Sales
Cost of sales includes material, labor and overhead. Included within these categories are such items as employee compensation expense, depreciation, facilities expense, inbound freight charges, warehousing costs, shipping and handling expenses, warranty expense, internal transfer costs and other costs of our distribution network.
Operating Expenses
Operating expenses include selling, general and administrative expenses not directly related to the procurement, manufacturing and delivery of our products. Included in these expenses are items such as employee compensation expense, depreciation, facilities expense, research and development expense, rental expense, royalty expense, information technology services, professional services and travel and entertainment expense.
Research and Development Expenses
Research and development expenses, which are expensed as incurred, were $33.0 for 2016, $35.4 for 2015 and $35.9 for 2014.

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
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was $299.1 and $282.1 as of February 26, 2016 and February 27, 2015, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $326 and $321 as of February 26, 2016 and February 27, 2015, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
See Note 6 and Note 12 for additional information.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, the Mexican peso, the Canadian dollar, the United Kingdom pound sterling and the Australian dollar. See Note 6 for additional information.
Assets and liabilities related to derivative instruments as of February 26, 2016 and February 27, 2015 are summarized below:

Consolidated Balance Sheets	February 26, 2016	February 27, 2015
Other current assets	$1.8	$24.1
Accrued expenses	(3.3)	(3.1)
Total net fair value of derivative instruments (1)	$(1.5)	$21.0
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $145.4 as of February 26, 2016 and $212.7 as of February 27, 2015.
Net gains (losses) recognized from derivative instrument activity in 2016, 2015 and 2014 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Cost of sales	$(0.8)	$(1.6)	$(0.1)
Operating expenses	(0.8)	(0.6)	—
Other income (expense), net	3.0	23.8	(3.5)
Total net gains (losses)	$1.4	$21.6	$(3.6)
The net gains or losses recognized from derivative instruments in other income (expense), net are largely offset by related foreign currency gains or losses on our intercompany loans.
Reclassifications
Certain amounts within the Operating Activities section of the 2015 and 2014 Consolidated Statements of Cash Flows have been reclassified to conform with the 2016 presentation, impacting Adjustments to reconcile net income to net cash provided by (used in) operating activities and Changes in operating assets and liabilities, net of acquisition, with no change to total Net cash provided by operating activities for these periods. The Research and development expenses disclosed for 2015 have been corrected.

3.	NEW ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), which updates the recognition and measurement of financial assets and financial liabilities. The updated guidance changes the accounting and disclosure of equity investments (except those that are consolidated or accounted for under the equity method). The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The update requires deferred tax assets and liabilities be classified entirely as non-current in the balance sheet. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The amended guidance may be applied prospectively or retrospectively. We chose to retrospectively adopt these provisions in Q4 2016, which resulted in reclassifications in our Consolidated Balance Sheet as of February 27, 2015, of $46.4 from current Deferred income taxes to long-term Deferred income taxes and $1.6 from Other accrued expenses to Other long-term liabilities.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. We chose to adopt these provisions in Q1 2016, which impacted our Consolidated Balance Sheet as of February 27, 2015 by reducing Other current assets and Other assets by $0.5 and $1.7, respectively, and decreasing Long-term debt by $2.2, and

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impacted our Consolidated Statement of Cash Flows as of February 27, 2015 and February 28, 2014 by increasing Operating Activities - Other by $0.5 and decreasing Changes in operating assets and liabilities - Other assets by $0.5 in both years.
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
Earnings per share is computed using the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent performance units and restricted stock units in which the participants have non-forfeitable rights to dividend equivalents during the performance period. Diluted earnings per share includes the effects of performance units in which the participants have forfeitable rights to dividend equivalents during the performance period.

Computation of Earnings per Share	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Net income	$170.3	$86.1	$87.7
Adjustment for earnings attributable to participating securities	(3.4)	(1.6)	(1.4)
Net income used in calculating earnings per share	$166.9	$84.5	$86.3
Weighted-average common shares outstanding including participating securities (in millions)	124.3	124.4	126.0
Adjustment for participating securities (in millions)	(2.5)	(2.3)	(1.9)
Shares used in calculating basic earnings per share (in millions)	121.8	122.1	124.1
Effect of dilutive stock-based compensation (in millions)	1.0	1.6	1.3
Shares used in calculating diluted earnings per share (in millions)	122.8	123.7	125.4
Earnings per share:
Basic	$1.37	$0.69	$0.70
Diluted	$1.36	$0.68	$0.69
Total common shares outstanding at period end (in millions)	119.4	121.5	122.9
Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	—	—	0.1

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 26, 2016 and February 27, 2015:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 28, 2014	$0.8	$19.6	$(0.1)	$(19.5)	$0.8
Other comprehensive income (loss) before reclassifications	—	(7.6)	—	(19.2)	(26.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.5)	0.1	—	(3.4)
Net other comprehensive income (loss) during period	—	(11.1)	0.1	(19.2)	(30.2)
Balance as of February 27, 2015	$0.8	$8.5	$—	$(38.7)	$(29.4)
Other comprehensive income (loss) before reclassifications	—	7.2	—	(12.2)	(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	(5.0)	—	—	(5.2)
Net other comprehensive income (loss) during period	(0.2)	2.2	—	(12.2)	(10.2)
Balance as of February 26, 2016	$0.6	$10.7	$—	$(50.9)	$(39.6)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 26, 2016 and February 27, 2015:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 26, 2016	February 27, 2015
Unrealized gains on investments	$(0.2)	$—	Other income (expense), net
	—	—	Income tax expense
	(0.2)	—	Net income

Unrealized gains on derivatives	—	0.1	Other income (expense), net
	—	—	Income tax expense
	—	0.1	Net income
Amortization of pension and other post-retirement liability adjustments
Actuarial losses	0.2	1.3	Cost of sales
Actuarial losses	0.8	0.7	Operating expenses
Prior service credit	(4.2)	(4.2)	Cost of sales
Prior service credit	(5.0)	(4.8)	Operating expenses
	3.2	3.5	Income tax expense
	(5.0)	(3.5)	Net income
Total reclassifications	$(5.2)	$(3.4)

6.	FAIR VALUE
Fair value measurements are classified under the following hierarchy:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 26, 2016 and February 27, 2015 are summarized below:

Fair Value of Financial Instruments	February 26, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$181.9	$—	$—	$181.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	34.7	—	34.7
Corporate debt securities	—	31.7	—	31.7
Asset-backed securities	—	9.2	—	9.2
U.S. government debt securities	8.2	—	—	8.2
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate securities	—	—	4.4	4.4
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
	$192.6	$80.8	$4.4	$277.8
Liabilities:
Foreign exchange forward contracts	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

Fair Value of Financial Instruments	February 27, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.5	$—	$—	$176.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
U.S. agency debt securities	—	24.1	—	24.1
Corporate debt securities	—	30.7	—	30.7
Asset-backed securities	—	7.7	—	7.7
U.S. government debt securities	4.3	—	—	4.3
Municipal debt securities	—	0.8	—	0.8
Other investments	—	0.7	—	0.7
Foreign exchange forward contracts	—	24.1	—	24.1
Auction rate securities	—	—	9.7	9.7
Canadian asset-backed commercial paper restructuring notes	—	3.4	—	3.4
	$183.3	$91.5	$9.7	$284.5
Liabilities:
Foreign exchange forward contracts	$—	$(3.1)	$—	$(3.1)
	$—	$(3.1)	$—	$(3.1)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managed Investment Portfolio and Other Investments
Our managed investment portfolio consists of U.S. agency debt securities, corporate debt securities, asset backed securities, U.S. government debt securities and municipal debt securities. Our investment manager operates under a mandate to keep the average duration of investments under two years. Our managed investment portfolio and other investments are considered available-for-sale. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The cost basis for these investments, determined using the specific identification method, was $84.1 and $67.6 as of February 26, 2016 and February 27, 2015, respectively. Net unrealized gains were $0.0 for 2016 and $0.1 for 2015. As of February 26, 2016, approximately 49% of the debt securities mature within one year, approximately 19% in two years, approximately 24% in three years and approximately 8% in four or more years.
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
Canadian Asset-Backed Commercial Paper Restructuring Notes
As of February 26, 2016, we held four floating-rate Canadian asset-backed commercial paper restructuring notes. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market in 2008, failed to settle on maturity and went into default. These assets are considered to be Level 2 investments due to increased market liquidity and price transparency since that time.
Auction Rate Securities
As of February 26, 2016, we held auction rate securities (“ARS”) with a total par value of $6.5. While there has been no payment default with respect to our ARS, these investments are not widely traded and therefore do not currently have a readily determinable market value. We receive higher penalty interest rates on the securities ranging from 30-Day LIBOR plus 2.0 to 2.5%. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to easily liquidate these investments will have no impact on our ability to fund our ongoing operations. During Q4 2016, one issuance held in our portfolio was redeemed at par for $5.2 in proceeds.
To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to each security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $6.5 have been adjusted to an estimated fair value of $4.4 as of February 26, 2016. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized gains on our ARS investments of $2.5 and $0.4, respectively. The investments other-than-temporarily impaired were impaired due to general credit declines, and the impairments were recorded in Investment income (loss) in the Consolidated Statements of Income. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. A deterioration in market conditions or the use of different assumptions could result in a different valuation and additional impairments. For example, an increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.6.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 26, 2016 and February 27, 2015:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2014	$9.6
Unrealized gain on investments	0.1
Balance as of February 27, 2015	$9.7
Unrealized loss on investments	(0.1)
Redemption of auction rate securities at par	(5.2)
Balance as of February 26, 2016	$4.4
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2016 or 2015. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

7.	INVENTORIES

Inventories	February 26, 2016	February 27, 2015
Raw materials and work-in-process	$80.4	$96.9
Finished goods	96.9	90.4
	177.3	187.3
Revaluation to LIFO	17.9	21.1
	$159.4	$166.2
The portion of inventories determined by the LIFO method aggregated $76.3 and $78.1 as of February 26, 2016 and February 27, 2015, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 26, 2016	February 27, 2015
Land		$32.7	$34.1
Machinery and equipment	3 – 15	660.7	692.2
Buildings and improvements	10 – 40	379.3	478.7
Capitalized software	3 – 10	105.4	99.1
Furniture and fixtures	5 – 8	56.9	55.9
Leasehold improvements	3 – 10	56.0	54.8
Construction in progress		57.4	30.6
		1,348.4	1,445.4
Accumulated depreciation		(936.8)	(1,055.9)
		$411.6	$389.5
A majority of the net book value of property, plant and equipment as of February 26, 2016 relates to machinery and equipment of $158.5 and buildings and improvements of $110.1. A majority of the net book value of property, plant and equipment as of February 27, 2015 relates to machinery and equipment of $167.1 and building and improvements of $111.8. Depreciation expense on property, plant and equipment was $63.3 for 2016, $57.1 for 2015 and $56.3 for 2014. The estimated cost to complete construction in progress was $27.5 and $43.0 as of

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 26, 2016 and February 27, 2015, respectively. As of February 27, 2015, $1.3 of land was classified as assets "held for sale" and included in Other current assets on the Consolidated Balance Sheets.

9.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
Our investments in COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, which as of February 26, 2016 aggregated approximately $155, with a related deferred tax asset of approximately $57. The designations of our COLI investments as funding sources for our benefit obligations do not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can redesignate them to another purpose at any time.
The costs associated with the long-term benefit obligations that the investments are intended to fund are recorded in Operating expenses on the Consolidated Statements of Income. As these costs exceed the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in COLI policies (“COLI income”), we began recording all COLI income in Operating expenses on the Consolidated Statements of Income during Q3 2014. COLI income recorded in Operating expenses on the Consolidated Statements of Income totaled $0.8 in 2016, $5.8 in 2015 and $5.4 in 2014.
Prior to Q3 2014, our investments in whole life COLI policies were intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and supplemental retirement plan obligations, and our investments in variable life COLI policies were primarily considered a source of corporate liquidity. Therefore, in 2014, we recorded COLI income of $0.6 to Cost of sales and a loss of $1.8 to Investment income (loss). Additionally, during Q3 2014 we reduced the variable life COLI balances by withdrawing basis of $74.5 (tax-free) and invested the cash proceeds in short-term investments.
The balances of our COLI investments as of February 26, 2016 and February 27, 2015 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 26, 2016	Net Cash Surrender Value
				February 26, 2016	February 27, 2015
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$121.7	$118.1
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	35% fixed income; 65% equity	38.7	41.4
				$160.4	$159.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 26, 2016 and February 27, 2015, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$91.3	$265.0	$116.5	$472.8
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 28, 2014	$89.6	$—	$18.5	$108.1
Currency translation adjustments	(0.9)	—	—	(0.9)
Goodwill	90.4	265.0	116.5	471.9
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 27, 2015	$88.7	$—	$18.5	$107.2
Currency translation adjustments	(0.8)	—	—	(0.8)
Goodwill	89.6	265.0	116.5	471.1
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 26, 2016	$87.9	$—	$18.5	$106.4
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
We estimated the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. The estimation of the fair value of our reporting units represents a Level 3 measurement.
Based on the results of the annual impairment test, we concluded that no goodwill impairment existed as of February 26, 2016 or February 27, 2015. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 26, 2016 and February 27, 2015, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 26, 2016				February 27, 2015
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	9.7	$22.8	$22.7	$0.1	$22.8	$21.8	$1.0
Trademarks	10.0	9.2	9.2	—	9.4	9.4	—
Non-compete agreements	5.1	1.6	1.4	0.2	1.2	1.2	—
Other	5.0	10.1	9.4	0.7	9.8	8.7	1.1
		43.7	42.7	1.0	43.2	41.1	2.1
Intangible assets not subject to amortization:
Trademarks and other	n/a	12.7	—	12.7	12.6	—	12.6
		$56.4	$42.7	$13.7	$55.8	$41.1	$14.7
In 2016 and 2015, no intangible asset impairment charges were recorded.
We recorded amortization expense on intangible assets subject to amortization of $1.8 in 2016, $1.6 in 2015 and $2.1 for 2014. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2017	$0.8
2018	0.2
2019	—
2020	—
2021	—
$1.0
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
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in unconsolidated affiliates	February 26, 2016		February 27, 2015
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$23.4	20%-40%	$22.1	20%-40%
Manufacturing joint ventures	11.5	49%	12.0	25%-49%
IDEO and other	9.6	10%-39%	18.5	20%-39%
	44.5		52.6
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	0.7	Less than 10%	0.7	Less than 10%
	6.5		6.5
Total investments in unconsolidated affiliates	$51.0		$59.1
Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Dealer relationships	$6.9	$6.5	$3.1
Manufacturing joint ventures	4.8	5.7	5.7
IDEO and other	1.7	3.0	1.4
Total equity in earnings of unconsolidated affiliates	$13.4	$15.2	$10.2
Additionally, during 2014 we recorded a $6.0 other-than-temporary loss on the value of an equity method investment and related notes receivable in Other income (expense), net.
Dealer Relationships
We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network. These dealer relationships may also include asset-based lending and term financing as a result of the dealer facing difficulty in transitioning to new ownership or financial challenges driven by other circumstances. We choose to make financial investments in these dealers to address these risks or continue our presence in a region as establishing new dealers in a market can take considerable time and resources.
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
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government,

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transportation and other industries. During Q4 2016, we sold a portion of our equity interest in IDEO and recorded a gain of $8.5 in Other income (expense), net on the Consolidated Statement on Income. As of February 26, 2016 we owned a 10% equity interest in IDEO.
The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 26, 2016	February 27, 2015
Total current assets	$180.2	$171.2
Total non-current assets	35.6	34.2
Total assets	$215.8	$205.4
Total current liabilities	$101.7	$88.9
Total long-term liabilities	11.8	18.6
Total liabilities	$113.5	$107.5

Statements of Income	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Revenue	$635.1	$573.5	$450.7
Gross profit	182.1	167.3	141.3
Income before income tax expense	43.5	49.7	36.0
Net income	40.4	46.2	32.5

Supplemental Information	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Dividends received from unconsolidated affiliates	$12.5	$10.7	$6.2
Sales to unconsolidated affiliates	273.3	277.4	222.3
Amount due from unconsolidated affiliates	10.6	11.0	13.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 26, 2016	Fiscal Year Maturity Range	February 26, 2016	February 27, 2015
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$248.2	$247.7
Revolving credit facilities (2)(4)		2018	—	—
Notes payable (3)	1.64%-3.5%	2017-2024	50.1	33.5
Capitalized lease obligations	6.0%-6.5%	2017-2018	0.1	0.1
			298.4	281.3
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0%- 8.0%		0.3	0.3
Capitalized lease obligations	1.9%	2019	0.4	0.5
Total short-term borrowings and long-term debt			299.1	282.1
Short-term borrowings and current portion of long-term debt (5)			2.5	2.5
Long-term debt			$296.6	$279.6
________________________

(1)
We have $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were issued at 99.953% of par value. The bond discount of $0.1 and direct debt issuance costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on interest rate locks related to the debt issuance and the bond discount. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the direct debt issuance costs and bond discount on the 2021 Notes was $0.3 in 2016, 2015 and 2014.

(2)
We have a $125 global committed five-year bank facility which was entered into in Q1 2013. As of February 26, 2016 and February 27, 2015, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility. We have $5.0 in other revolving credit facilities, from which we had no borrowings outstanding as of February 26, 2016 and February 27, 2015.

In addition, we have revolving credit agreements of $37.5 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 26, 2016, we had $20.0 in outstanding bank guarantees and standby letters of credit against these facilities. We had no draws against our standby letters of credit during 2016 or 2015.

(3)
As of February 26, 2016, we had a note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan is secured by our existing aircraft and the assignment of the purchase agreement for a new aircraft to be delivered in 2017, contains no financial covenants and is not cross-defaulted to our other debt facilities. The loan requires interest-only payments until delivery of the new aircraft. Thereafter, the loan has a term of seven years and requires fixed monthly principal payments of $0.2 with a $32 balloon payment due in 2024. As of February 27, 2015, we had a note payable with an original amount of $47.0 at a floating interest rate based on 30-day LIBOR plus 3.35%. The loan had a term of seven years and required fixed monthly principal payments of $0.2 with a balloon payment of $30 due in 2017. In Q3 2016, we repaid the remaining $31.9 on this note payable using a portion of the proceeds from the note payable due in 2024.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
We have unsecured uncommitted short-term credit facilities of up to $1.6 of U.S. dollar obligations and up to $20.1 of foreign currency obligations with various financial institutions available for working capital purposes as of February 26, 2016. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 26, 2016 and February 27, 2015.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 1.8% as of February 26, 2016 and 3.5% as of February 27, 2015.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2017	$2.5
2018	2.8
2019	2.7
2020	2.6
2021	250.9
Thereafter	37.6
$299.1
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

The facility requires us to comply with certain other covenants, including a restriction on the aggregate amount of cash dividend payments and share repurchases in any fiscal year. In general, as long as our leverage ratio is less than 2.50 to 1.00, there is no restriction on cash dividends and share repurchases. If our leverage ratio is between 2.50 to 1.00 and the maximum then permitted, our ability to pay more than $35.0 in cash dividends and share repurchases in aggregate in any fiscal year may be restricted, depending on our liquidity. As of February 26, 2016, our leverage ratio was less than 2.50 to 1.00.
As of February 26, 2016 and February 27, 2015, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 26, 2016	February 27, 2015
Defined contribution retirement plans	$22.5	$16.7
Post-retirement medical benefits	66.2	73.7
Defined benefit pension plans	46.1	49.1
Deferred compensation plans and agreements	43.1	46.8
	$177.9	$186.3

Employee benefit plan assets
Long-term asset	$1.1	$1.3

Employee benefit plan obligations
Current portion	$36.5	$29.4
Long-term portion	142.5	158.2
	$179.0	$187.6

Defined Contribution Retirement Plans
Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) pre-tax contributions fund the Retirement Plan. All contributions are made to a trust which is held for the sole benefit of participants. Company contributions for our defined contribution retirement plans are discretionary.
Total expense under all defined contribution retirement plans was $28.8 for 2016, $26.3 for 2015 and $22.6 for 2014. We expect to fund approximately $34.0 related to our defined contribution plans in 2017, including funding related to our discretionary profit sharing contributions.
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
Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified domestic and foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. In Q4 2015, we amended the plan to close it to new participants and froze the benefits under the plan for current participants upon vesting. The amendment resulted in a decrease to the pension benefit obligation of $1.4. This plan is unfunded, but our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plan Obligations	February 26, 2016			February 27, 2015
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign
Plan assets	$8.1	$39.2	$—	$8.8	$45.7	$—
Projected benefit plan obligations	9.5	50.9	33.0	10.2	59.8	33.6
Funded status	$(1.4)	$(11.7)	$(33.0)	$(1.4)	$(14.1)	$(33.6)
Long-term asset	$—	$1.1	$—	$—	$1.3	$—
Current liability	—	(0.1)	(3.4)	—	—	(3.6)
Long-term liability	(1.4)	(12.7)	(29.6)	(1.4)	(15.4)	(30.0)
Total benefit plan obligations	$(1.4)	$(11.7)	$(33.0)	$(1.4)	$(14.1)	$(33.6)
Accumulated benefit obligation	$9.5	$47.2	$32.6	$10.2	$55.3	$32.7

As of February 26, 2016, we had one qualified foreign plan in an over-funded status, as plan assets of $10.8 exceeded projected benefit plan obligations of $9.7 by $1.1.

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Assets, Benefit Obligations and Funded Status	Defined Benefit Pension Plans		Post-Retirement Plans
	February 26, 2016	February 27, 2015	February 26, 2016	February 27, 2015
Change in plan assets:
Fair value of plan assets, beginning of year	$54.5	$55.0	$—	$—
Actual return on plan assets	(1.2)	5.5	—	—
Employer contributions	4.0	3.6	3.4	3.3
Plan participants’ contributions	—	—	2.7	2.7
Estimated Medicare subsidies received	—	—	0.1	0.1
Expenses	(0.2)	(0.3)	—	—
Currency changes	(4.2)	(4.1)	—	—
Benefits paid	(5.6)	(5.2)	(6.2)	(6.1)
Fair value of plan assets, end of year	47.3	54.5	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	103.6	103.5	73.7	69.1
Service cost	3.1	3.2	0.7	0.6
Interest cost	3.0	3.6	2.6	2.9
Amendments	—	(1.4)	—	—
Net actuarial (gain) loss	(6.2)	9.8	(7.0)	4.9
Plan participants’ contributions	—	—	2.7	2.7
Medicare subsidies received	—	—	0.1	0.1
Effect of divestiture	—	(3.2)	—	—
Currency changes	(4.5)	(6.7)	(0.4)	(0.5)
Benefits paid	(5.6)	(5.2)	(6.2)	(6.1)
Benefit plan obligations, end of year	93.4	103.6	66.2	73.7
Funded status	$(46.1)	$(49.1)	$(66.2)	$(73.7)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	$1.1	$1.3	$—	$—
Current liability	(3.5)	(3.6)	(4.5)	(4.6)
Long-term liability	(43.7)	(46.8)	(61.7)	(69.1)
Net amount recognized	$(46.1)	$(49.1)	$(66.2)	$(73.7)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$19.4	$23.9	$(10.9)	$(3.7)
Prior service cost (credit)	(0.9)	(1.0)	(17.9)	(26.9)
Total amounts recognized in accumulated other comprehensive income—pretax	$18.5	$22.9	$(28.8)	$(30.6)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.8	$1.0	$(0.8)	$0.2
Prior service cost (credit)	(0.2)	(0.2)	(8.6)	(9.1)
Total amounts recognized in accumulated other comprehensive income—pretax	$0.6	$0.8	$(9.4)	$(8.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014	February 26, 2016	February 27, 2015	February 28, 2014
Components of expense:
Service cost	$3.1	$3.2	$3.5	$0.7	$0.6	$0.8
Interest cost	3.0	3.6	3.5	2.6	2.9	2.8
Amortization of net loss (gain)	0.9	0.8	1.2	0.1	(0.5)	0.2
Amortization of prior year service cost (credit)	(0.2)	—	0.1	(9.0)	(9.1)	(9.2)
Expected return on plan assets	(2.5)	(3.2)	(2.9)	—	—	—
Adjustment due to plan curtailment	—	0.1	(0.1)	—	—	—
Adjustment due to plan settlement	—	(2.2)	0.1	—	—	—
Other	—	—	(0.8)	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	4.3	2.3	4.6	(5.6)	(6.1)	(5.4)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	(2.4)	7.8	(3.2)	(7.0)	4.8	(5.7)
Prior service cost (credit)	—	(1.4)	0.1	—	—	—
Amortization of gain (loss)	(0.9)	(0.8)	(1.3)	(0.1)	(0.2)	(0.2)
Amortization of prior year service credit (cost)	0.2	—	(0.1)	9.0	9.1	9.2
Gain (losses) recognized as part of the curtailment / settlement	—	(1.0)	—	—	—	—
Prior service cost recognized as a part of curtailment / settlement	—	(0.1)	—	—	—	—
Other	—	—	(0.3)	—	—	—
Total recognized in other comprehensive income	(3.1)	4.5	(4.8)	1.9	13.7	3.3
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$1.2	$6.8	$(0.2)	$(3.7)	$7.6	$(2.1)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Liability Adjustments	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 28, 2014	$24.5	$(4.9)	$19.6
Prior service (cost) credit from plan amendment arising during period	1.4	(0.5)	0.9
Prior service cost recognized as a part of the curtailment / settlement	0.1	—	0.1
Amortization of prior service cost (credit) included in net periodic pension cost	(9.1)	3.5	(5.6)
Net prior service (cost) credit during period	(7.6)	3.0	(4.6)
Net actuarial gain (loss) arising during period	(12.6)	3.4	(9.2)
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.0	(0.3)	0.7
Gain/losses recognized as a part of the settlement	1.0	—	1.0
Net actuarial gain (loss) during period	(10.6)	3.1	(7.5)
Foreign currency translation adjustments	1.4	(0.4)	1.0
Current period change	(16.8)	5.7	(11.1)
Balance as of February 27, 2015	$7.7	$0.8	$8.5
Amortization of prior service cost (credit) included in net periodic pension cost	(9.2)	3.6	(5.6)
Net prior service (cost) credit during period	(9.2)	3.6	(5.6)
Net actuarial gain (loss) arising during period	9.4	(3.5)	5.9
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.0	(0.4)	0.6
Net actuarial gain (loss) during period	10.4	(3.9)	6.5
Foreign currency translation adjustments	1.4	(0.1)	1.3
Current period change	2.6	(0.4)	2.2
Balance as of February 26, 2016	$10.3	$0.4	$10.7

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014	February 26, 2016	February 27, 2015	February 28, 2014
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.30%	3.10%	3.80%	4.34%	3.73%	4.31%
Rate of salary progression	2.30%	2.30%	2.70%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.70%	3.90%	3.70%	3.72%	4.32%	3.82%
Expected return on plan assets	4.20%	4.20%	4.90%
Rate of salary progression	2.80%	2.70%	3.10%
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed healthcare cost trend was 7.72% for pre-age 65 retirees as of February 26, 2016, gradually declining to 4.50% after eleven years. As of February 27, 2015, the assumed healthcare cost trend was 6.86% for pre-age 65 retirees, gradually declining to 4.50% after five years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 26, 2016:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.3	$(0.2)
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
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 26, 2016 and February 27, 2015 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 26, 2016		February 27, 2015
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	57%	55%	56%	54%
Debt securities	34	39	34	40
Real estate	2	—	2	—
Other (1)	7	6	8	6
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 26, 2016 and February 27, 2015, by asset category are as follows:

Fair Value of Pension Plan Assets	February 26, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.5	$—	$—	$0.5
Equity securities:
U.S. large-cap	0.8	—	—	0.8
U.S. small-cap	0.8	—	—	0.8
U.S. index	0.8	—	—	0.8
International	—	23.8	—	23.8
Fixed income securities:
Bond funds	—	16.7	—	16.7
Other investments:
Group annuity contract (1)	—	—	2.0	2.0
Guaranteed insurance contracts (2)	—	—	1.0	1.0
Property funds	0.9	—	—	0.9
	$3.8	$40.5	$3.0	$47.3

Fair Value of Pension Plan Assets	February 27, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.8	$—	$—	$0.8
Equity securities:
U.S. large-cap	1.0	—	—	1.0
U.S. small-cap	1.0	—	—	1.0
U.S. index	1.0	—	—	1.0
International	—	27.8	—	27.8
Fixed income securities:
Bond funds	—	18.5	—	18.5
Other investments:
Group annuity contract (1)	—	—	2.1	2.1
Guaranteed insurance contracts (2)	—	—	1.3	1.3
Property funds	1.0	—	—	1.0
	$4.8	$46.3	$3.4	$54.5
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 26, 2016 and February 27, 2015:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 28, 2014	$2.3	$1.6
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	(0.2)
Purchases, sales, and other, net	(0.3)	(0.1)
Balance as of February 27, 2015	$2.1	$1.3
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.2)
Balance as of February 26, 2016	$2.0	$1.1
We expect to contribute approximately $5 to our pension plans and fund approximately $5 related to our post-retirement plans in 2017. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February	Pension Plans	Post-retirement Plans

2017	$6.4	$4.6
2018	5.7	4.2
2019	6.3	4.3
2020	6.4	4.4
2021	6.2	4.5
2022 - 2026	31.6	23.5
Multi-Employer Pension Plan
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund based on obligations arising from a collective bargaining agreement covering 18 SC Transport Inc. employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, we are not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants and for such matters as the investment of the assets and the administration of the plan.
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

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with applicable accounting standards. Any adjustment for a withdrawal

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability would be recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $23.2.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2015	2014		2016	2015	2014
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.3	$0.3	$0.3	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2015 and 2014 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution 2016
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.2%	No
At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2015.
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
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.9 for 2016, $5.7 for 2015 and $5.0 for 2014.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share Repurchases and Conversions
The 2016 and 2015 activity for share repurchases is as follows (share data in millions):

Share repurchases	Year ended
	February 26, 2016		February 27, 2015
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	3.7	$56.4	2.4	$36.3
Class B Common Stock	—	$—	—	$—
During 2016 and 2015, 0.6 million and 0.8 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Current income taxes:
Federal	$47.7	$40.0	$26.8
State and local	12.5	8.8	13.5
Foreign	12.6	1.7	5.1
	72.8	50.5	45.4
Deferred income taxes:
Federal	(12.7)	4.9	9.3
State and local	(3.3)	1.3	0.1
Foreign	(52.3)	(5.8)	4.7
	(68.3)	0.4	14.1
Income tax expense	$4.5	$50.9	$59.5
Income taxes were based on the following sources of income (loss) before income tax expense:

Source of Income (Loss) Before Income Tax Expense	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Domestic	$114.9	$146.2	$164.7
Foreign	59.9	(9.2)	(17.5)
	$174.8	$137.0	$147.2

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

Income Tax Provision Reconciliation	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Tax expense at the U.S. federal statutory rate	$61.2	$48.0	$51.5
State and local income taxes, net of federal	6.7	6.3	6.6
Valuation allowance provisions and adjustments (1)	(59.9)	6.1	8.4
Foreign investment tax credits (2)	(1.5)	(5.7)	—
Foreign subsidiary liquidation (3)	—	—	(7.7)
COLI income (4)	(0.7)	(2.0)	(1.5)
Foreign operations, less applicable foreign tax credits (5)	(1.7)	(1.5)	2.1
Research tax credit	(1.9)	(1.7)	(1.4)
Tax reserve adjustments (6)	—	(2.0)	0.2
Other	2.3	3.4	1.3
Total income tax expense recognized	$4.5	$50.9	$59.5
________________________

(1)	The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments were based on various factors, which are further detailed below.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Investment tax credits were granted by the Czech Republic for investments in qualifying manufacturing equipment.

(3)
In 2014, a group of foreign subsidiaries was liquidated for tax purposes, triggering a U.S. worthless stock deduction equal to the remaining tax basis in the group and a U.S. deduction for uncollectible intercompany balances due from the group.

(4)	The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus death benefit gains are non-taxable.

(5)	The foreign operations, less applicable foreign tax credits, amounts include the rate differential from the U.S. rate on foreign operations and the impact of rate reductions in foreign jurisdictions.

(6)	Tax reserve adjustments in 2015 related to a German income tax audit which was completed in 2015.

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 26, 2016	February 27, 2015
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$114.4	$107.4
Foreign and domestic net operating loss carryforwards	69.7	82.5
Reserves and accruals	29.1	25.8
Tax credit carryforwards	28.2	25.9
Other, net	18.9	10.7
Total deferred income tax assets	260.3	252.3
Valuation allowances	(10.6)	(72.7)
Net deferred income tax assets	249.7	179.6
Deferred income tax liabilities:
Property, plant and equipment	36.4	34.0
Intangible assets	2.7	1.7
Total deferred income tax liabilities	39.1	35.7
Net deferred income taxes	$210.6	$143.9
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	211.6	146.5
Deferred income tax liabilities—non-current	(1.0)	(2.6)
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As of February 26, 2016, we have not made a provision for U.S. or additional foreign withholding taxes on approximately

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$202.3 of unremitted foreign earnings we consider permanently reinvested. We believe the U.S. tax cost, net of related foreign tax credits, on the unremitted foreign earnings would be approximately $10.4 if the amounts were not considered permanently reinvested.
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
At February 26, 2016, the valuation allowance of $10.6 included $10.2 relating to foreign deferred tax assets. In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with Steelcase European subsidiaries. In Q4 2016, we reached the conclusion that there was sufficient positive evidence, including acceptance of our new tax structure by the U.S. Internal Revenue Service, sustained profitability in our French subsidiaries and other factors, which caused us to reverse valuation allowances of $56.0 recorded against net deferred tax assets in France. In 2016, there was an aggregate decrease of $62.1 in the valuation allowances, due to the release of the French valuation allowances in Q4 2016, the utilization of net operating losses of $2.7, currency fluctuations of $2.3 and other adjustments and expirations of $1.1. In 2015, we recorded a net decrease of $9.1 related to the valuation allowance, primarily due to currency fluctuations of $13.8, partially offset by utilization of net operating losses of $4.7.
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
Based on our evaluation of these factors, particularly increasing cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers in France and the United Kingdom, Morocco, China, Hong Kong, Belgium and Brazil would be realized as of February 26, 2016.
Current Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Current Income Taxes	February 26, 2016	February 27, 2015
Other current assets:
Income taxes receivable	$5.5	$10.9
Accrued expenses:
Income taxes payable	$5.2	$2.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2017	$—	$—	$1.3	$—	$—	$0.4	$0.4	$—
2018	—	—	3.9	—	—	1.1	1.1	—
2019	—	—	3.7	—	—	1.0	1.0	—
2020	—	—	3.4	—	—	0.7	0.7	—
2020-2035	—	30.0	1.8	—	2.3	0.4	2.7	28.2
No expiration	—	—	211.4	—	—	64.6	64.6	—
	$—	$30.0	$225.5	—	2.3	68.2	70.5	28.2
Valuation allowances				—	(0.4)	(9.0)	(9.4)	—
Net benefit				$—	$1.9	$59.2	$61.1	$28.2
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $89.3 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the United States 2016, Canada 2013 through 2016, France 2010 through 2016 and Germany 2013 through 2016. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. Federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2016, 2015 and 2014.
As of February 26, 2016 and February 27, 2015, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 26, 2016	February 27, 2015
Other accrued expenses	$—	$—
Other long-term liabilities	0.2	0.2
	$0.2	$0.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Balance as of beginning of period	$8.8	$12.7	$12.2
Gross increases—tax positions in prior period	—	—	0.4
Gross decreases—tax positions in prior period	—	(1.9)	—
Gross increases—tax positions in current period	—	—	0.1
Currency translation adjustment	(0.2)	(2.0)	—
Balance as of end of period	$8.6	$8.8	$12.7
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of an $8.4 liability for uncertain tax positions.
Unrecognized tax benefits of $8.6, if favorably resolved, would be recorded as an income tax benefit. It is reasonably possible that the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.

16.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 8,982,609 and 9,876,773 shares remaining for future issuance under our Incentive Compensation Plan as of February 26, 2016 and February 27, 2015, respectively.
A variety of awards may be granted under the Incentive Compensation Plan, including stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three years. Our Board of Directors may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.
For awards granted prior to July 15, 2015, in the event of a “change in control,” as defined in the Incentive Compensation Plan,

•
if at least six months have elapsed following the award date, any performance-based conditions imposed with respect to outstanding awards shall be deemed to be fully earned and a pro rata portion of each such outstanding award granted for all outstanding performance periods shall become payable in shares of Class A Common Stock; and

•	all restrictions imposed on restricted stock units that are not performance-based shall lapse.

For awards granted after July 15, 2015, in the event of a "change in control",

•
performance-based conditions imposed on outstanding awards will be deemed to be, immediately prior to the change in control, the greater of (1) the applicable performance achieved through the date of the change in control or (2) the target level of performance; and

•
all restrictions imposed on all outstanding awards of restricted stock units and performance units will lapse if either (1) the awards are assumed by an acquirer or successor and the awardee experiences a qualifying termination during the two year period following the change in control or (2) the awards are not assumed by an acquirer or successor.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 26, 2016
Performance units (1)	1,147,844
Restricted stock units	1,638,888
Total outstanding awards	2,786,732
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from 0 to 1,147,844 shares as of February 26, 2016. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
Half of the performance units granted in 2016, 2015 and 2014 can be earned based on our three-year average return on invested capital ("ROIC PSUs"), which is a performance condition. The number of shares that may be earned under the ROIC PSUs can range from 0% to 200% of the target amount. The ROIC PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded is adjusted as the estimate of the total number of ROIC PSUs that will ultimately be earned changes. The weighted-average grant date fair value per share of ROIC PSUs granted in 2016, 2015 and 2014 was $18.68, $16.69 and $12.66, respectively. The fair value is equal to the closing price of shares of our Class A Common Stock on the date of the grant. Based on actual performance results, the ROIC PSUs granted in 2014 were earned at 150.0% of the target level and 302,732 shares of Class A Common Stock were issued to participants in Q1 2017.
The remaining half of the performance units granted in 2016, 2015 and 2014 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the TSR PSUs granted in 2014 were earned at 82.5% of the target level and 166,500 shares of Class A Common Stock were issued to participants in Q1 2017. The TSR PSUs granted in 2013 were earned at 200% of the target level and 1,026,000 shares of Class A Common Stock were issued to participants in Q1 2016.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $5.7, $6.1 and $5.7 for the TSR PSUs granted in 2016, 2015 and 2014, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2016 Awards	2015 Awards	2014 Awards
Three-year risk-free interest rate (1)	0.8%	0.7%	0.3%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	29.4%	42.2%	44.7%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per TSR PSU:

Grant Date Fair Value per TSR PSU	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Weighted-average grant date fair value per share of TSR PSUs granted during 2016, 2015 and 2014	$24.15	$23.25	$15.50
The total performance units expense and associated tax benefit in 2016, 2015 and 2014 was as follows:

Performance Units	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Expense	$7.4	$5.1	$6.0
Tax benefit	2.7	1.8	2.3
The 2016 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 27, 2015	1,418,312	$16.63
Granted	536,820	21.42
Vested	(807,288)	14.08
Nonvested as of February 26, 2016	1,147,844	20.66
As of February 26, 2016, there was $6.6 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The total fair value of performance units vested following completion of the three-year performance periods during 2016, 2015 and 2014 was $7.0, $20.9 and $6.7, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
Restricted Stock Units
Restricted stock units (“RSUs”) have restrictions on transfer which lapse up to three years (depending on the terms of the individual grant) after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion. RSUs are expensed and

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

Grant Date Fair Value per Share	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Weighted-average grant date fair value per share of RSUs granted during 2016, 2015 and 2014	$18.82	$16.68	$13.46
The total RSUs expense and associated tax benefit in 2016, 2015 and 2014 is as follows:

Restricted Stock Units	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Expense	$12.9	$12.5	$10.3
Tax benefit	4.6	4.5	3.3
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2016 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 27, 2015	2,110,822	$14.61
Granted	668,962	18.82
Vested	(1,128,282)	12.22
Forfeited	(12,614)	16.05
Nonvested as of February 26, 2016	1,638,888	18.45
There was $9.0 of remaining unrecognized compensation cost related to RSUs as of February 26, 2016. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $16.6, $10.9 and $4.2 during 2016, 2015 and 2014, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 39,052, 48,064 and 31,790 unrestricted shares at a weighted average grant date fair value per share of $18.24, $16.22 and $14.82 during 2016, 2015 and 2014, respectively.

17.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2025. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases, and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. Total deferred gains are included as a component of Other long-term liabilities on the Consolidated Balance Sheets and amounted to $3.8 as of February 26, 2016 and $6.9 as of February 27, 2015.
Gross rent expense under all non-cancelable operating leases was $48.8, $50.5 and $51.4 for 2016, 2015 and 2014, respectively. Sublease rental income was $5.2, $5.3 and $4.9 for 2016, 2015 and 2014, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases as of February 26, 2016 are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2017	$47.5	$(4.0)	$43.5
2018	40.7	(3.6)	37.1
2019	31.1	(2.4)	28.7
2020	25.0	(2.4)	22.6
2021	18.7	(2.1)	16.6
Thereafter	50.3	(3.4)	46.9
	$213.3	$(17.9)	$195.4
We have outstanding capital expenditure commitments of $27.5 as of February 26, 2016.

18.	REPORTABLE SEGMENTS
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
Corporate costs include unallocated portions of shared service functions such as information technology, human resources, finance, executive, corporate facilities, legal and research. Corporate assets consist primarily of unallocated cash, short term investment balances and COLI balances.
No single customer represented more than 5% of our consolidated revenue in 2016, 2015 or 2014.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2016
Revenue	$2,256.0	$520.6	$283.4	$—	$3,060.0
Operating income (loss)	265.2	(64.3)	11.2	(37.5)	174.6
Total assets	981.1	332.6	179.9	315.0	1,808.6
Capital expenditures	71.2	14.7	7.5	—	93.4
Depreciation & amortization	48.5	11.7	5.5	—	65.7
2015
Revenue	$2,180.7	$595.4	$283.6	$—	$3,059.7
Operating income (loss)	259.9	(82.8)	4.8	(37.0)	144.9
Total assets	956.1	290.2	163.1	310.2	1,719.6
Capital expenditures	49.5	42.0	6.0	—	97.5
Depreciation & amortization	40.1	13.5	6.3	—	59.9
2014
Revenue	$2,154.4	$566.9	$267.6	$—	$2,988.9
Operating income (loss)	247.4	(31.4)	(8.7)	(41.4)	165.9
Total assets	901.4	288.6	159.9	374.1	1,724.0
Capital expenditures	59.8	19.3	7.7	—	86.8
Depreciation & amortization	41.5	12.8	5.7	—	60.0
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been significantly impacted by goodwill impairment charges and restructuring costs. See Notes 10 and 19 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Revenue:
United States	$2,152.7	$2,075.7	$2,020.3
Foreign locations	907.3	984.0	968.6
	$3,060.0	$3,059.7	$2,988.9
Long-lived assets:
United States	$633.8	$615.2	$603.2
Foreign locations	127.8	130.1	124.8
	$761.6	$745.3	$728.0

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2016, 2015 or 2014. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 82% of EMEA revenue in 2016.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our global product offerings consist of furniture, interior architecture, technology and services. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of revenue by product category. As product line information is not readily available for the Company as a whole, this summary represents a reasonable estimate of revenue by product category based on the best information available:

Product Category Data	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Systems and storage	$1,533.4	$1,588.7	$1,354.8
Seating	938.9	954.8	888.6
Other (1)	587.7	516.2	745.5
Total	$3,060.0	$3,059.7	$2,988.9
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.	RESTRUCTURING ACTIVITIES
In Q1 2016, we recognized a $2.8 gain in the Americas segment related to the sale of our Corporate Development Center that was closed as part of previously completed restructuring actions.
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur $13 in restructuring costs in connection with this project, including approximately $6 in costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 in separation costs. We incurred $6.7 of employee separation costs and $1.9 of business exit and other related costs in the EMEA segment in connection with these actions during 2016.
In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. We incurred $1.1 of business exit and other costs in the EMEA segment in connection with these actions during 2016. During 2015, we incurred $32.8 of business exit and other costs in the EMEA segment in connection with these actions, including $27.3 for a facilitation payment related to the transfer of the facility to a third party. These restructuring actions are complete.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with this project, we expect to incur approximately $7 of cash restructuring costs, with approximately $3 relating to workforce reductions and approximately $4 relating to manufacturing consolidation and production moves. We incurred $1.5 of employee termination costs and $0.9 of business exit and other related costs in the Americas segment in connection with these actions during 2016. During 2015, we incurred $1.6 of employee termination costs and $0.7 of business exit and other costs in the Americas segment in connect in connection with these actions.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we expect to incur approximately $26 of cash restructuring costs, with approximately $18 related to employee termination costs and approximately $8 related to business exit and other related costs. We incurred $4.8 of employee termination costs and approximately $4.9 related to business exit and other related costs in 2016. During 2015, we incurred $12.7 of employee termination costs and $1.6 of business exit and other related costs in the EMEA segment in connection with these actions. During 2014, we incurred $0.7 of business exit and other related costs in the EMEA segment in connection with these actions.

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
Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Cost of sales
Americas	$2.4	$(10.0)	$0.7
EMEA	10.9	47.5	(3.6)
Other	—	—	0.1
	13.3	37.5	(2.8)
Operating expenses
Americas	(2.9)	—	1.0
EMEA	9.5	3.1	8.2
Other	—	—	0.2
	6.6	3.1	9.4
	$19.9	$40.6	$6.6
Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2016, 2015 and 2014:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 22, 2013	$7.8	$3.3	$11.1
Additions	7.4	3.7	11.1
Payments	(6.8)	(5.6)	(12.4)
Adjustments	(0.7)	0.6	(0.1)
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	16.4	35.0	51.4
Payments	(8.6)	(34.5)	(43.1)
Adjustments	(1.8)	(0.9)	(2.7)
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	14.5	8.2	22.7
Payments	(17.8)	(8.0)	(25.8)
Adjustments	(0.4)	(1.0)	(1.4)
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
The workforce reductions reserve balance as of February 26, 2016 primarily relates to restructuring actions in EMEA.

20.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenue	$705.5	$819.0	$787.6	$747.9	$3,060.0
Gross profit	216.6	266.8	253.5	234.3	971.2
Operating income	33.5	60.1	55.2	25.8	174.6
Net income	20.0	37.2	35.6	77.5	170.3
Basic earnings per share	0.16	0.30	0.29	0.63	1.37
Diluted earnings per share	0.16	0.30	0.28	0.62	1.36
2015
Revenue	$723.1	$786.7	$800.0	$749.9	$3,059.7
Gross profit	229.1	244.4	214.9	227.6	916.0
Operating income	36.4	52.8	18.7	37.0	144.9
Net income	21.0	30.5	11.8	22.8	86.1
Basic earnings per share	0.17	0.24	0.09	0.18	0.69
Diluted earnings per share	0.17	0.24	0.09	0.18	0.68
Revenue comparisons have been impacted by currency translation effects along with divestitures and deconsolidations. In addition, operating income has been significantly impacted by restructuring costs. See Note 19 for further details.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 26, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 26, 2016, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2016 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2016 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2016 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 26, 2016 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,786,732	(1)	n/a	(2)	8,982,609
Equity compensation plans not approved by security holders	—		n/a		—
Total	2,786,732		n/a		8,982,609
________________________

(1)	This amount includes outstanding restricted stock units and the maximum number of shares that may be issued under outstanding performance units.

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
The information required by Item 13 will be contained in our 2016 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2016 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 26, 2016, February 27, 2015 and February 28, 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended February 26, 2016, February 27, 2015 and February 28, 2014

•	Consolidated Balance Sheets as of February 26, 2016 and February 27, 2015

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 26, 2016, February 27, 2015 and February 28, 2014

•	Consolidated Statements of Cash Flows for the Years Ended February 26, 2016, February 27, 2015 and February 28, 2014

•	Notes to the Consolidated Financial Statements
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
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2016
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 15, 2016
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 15, 2016
Mark T. Mossing

/s/ LAWRENCE J. BLANFORD	Director	April 15, 2016
Lawrence J. Blanford

/s/ WILLIAM P. CRAWFORD	Director	April 15, 2016
William P. Crawford

/s/ CONNIE K. DUCKWORTH	Director	April 15, 2016
Connie K. Duckworth

/s/ R. DAVID HOOVER	Director	April 15, 2016
R. David Hoover

/s/ DAVID W. JOOS	Director	April 15, 2016
David W. Joos

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 15, 2016
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 15, 2016
Cathy D. Ross

/s/ PETER M. WEGE II	Director	April 15, 2016
Peter M. Wege II

/s/ P. CRAIG WELCH, JR.	Director	April 15, 2016
P. Craig Welch, Jr.

/s/ KATE PEW WOLTERS	Director	April 15, 2016
Kate Pew Wolters

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Balance as of beginning of period	$14.6	$13.0	$14.5
Additions:
Charged to costs and expenses	5.5	5.5	2.7
Charged to other accounts	—	—	0.1
Deductions (1)	(7.8)	(2.3)	(4.6)
Other adjustments (2)	(0.6)	(1.6)	0.3
Balance as of end of period	$11.7	$14.6	$13.0
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 26, 2016	February 27, 2015	February 28, 2014
Balance as of beginning of period	$72.7	$81.8	$70.4
Additions:
Charged to costs and expenses	(58.3)	6.3	8.9
Charged to other accounts	—	—	—
Deductions and expirations	(1.5)	—	(0.5)
Other adjustments (1)	(2.3)	(15.4)	3.0
Balance as of end of period	$10.6	$72.7	$81.8
________________________

(1)	Primarily represents currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.375% Senior Notes Due 2021 (4)
4.3	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (5)
10.1
Amended and Restated Credit Agreement, dated as of March 19, 2012 among Steelcase Inc. and JPMorgan Chase Bank, NA., as Administrative Agent; Bank of America, NA., Fifth Third Bank and Wells Fargo Bank, NA as Documentation Agents and certain other lenders (6)

10.2	Steelcase Inc. Restoration Retirement Plan (7)
10.3	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5	Steelcase Inc. Deferred Compensation Plan (10)
10.6	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.7	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (14)
10.10	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.11	Steelcase Inc. Executive Severance Plan (16)
10.12	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (26)
10.22	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (27)
10.22	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2014) (28)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2014) (29)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2015) (30)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2015) (31)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY2015) (32)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2016) (33)

Exhibit No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2016) (34)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY2016) (35)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2017)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2017)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY2017)
10.33	Summary of Steelcase Benefit Plan for Outside Directors (36)
10.34	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated April 14, 2016
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit No 3.2 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on March 22, 2012 (commission file number 001-13873), and incorporated herein by reference.

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

(9)
Filed as Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.

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

(25)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.

(26)	Filed as Exhibit No. 10.1 to the Company’s Form 8-K, as filed with the Commission on July 16, 2012 (commission file number 001-13873), and incorporated herein by reference.

(27)
Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.

(28)	Filed as Exhibit No 10.25 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein by reference.

(29)	Filed as Exhibit No 10.2 to the Company's Form 10-K, as filed with the Commission on April 19, 2013 (commission file number 001-13873), and incorporated herein by reference.

(30)	Filed as Exhibit No 10.25 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(31)	Filed as Exhibit No 10.26 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(32)	Filed as Exhibit No 10.27 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(33)	Filed as Exhibit No 10.1 to the Company's Form 8-K, as filed with the Commission on April 17, 2015 (commission file number 001-13873), and incorporated herein by reference.

(34)	Filed as Exhibit No 10.2 to the Company's Form 8-K, as filed with the Commission on April 17, 2015 (commission file number 001-13873), and incorporated herein by reference.

(35)	Filed as Exhibit No 10.3 to the Company's Form 8-K, as filed with the Commission on April 17, 2015 (commission file number 001-13873), and incorporated herein by reference.

(36)
Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

E-4