Form 10-Q
period 2016-05-27
STEELCASE INC
filed 2016-06-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 20, 2016, Steelcase Inc. had 87,653,499 shares of Class A Common Stock and 31,536,154 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 27, 2016	May 29, 2015
Revenue	$718.8	$705.5
Cost of sales	484.8	485.0
Restructuring costs	4.2	3.9
Gross profit	229.8	216.6
Operating expenses	196.1	185.1
Restructuring costs (benefits)	0.4	(2.0)
Operating income	33.3	33.5
Interest expense	(4.2)	(4.4)
Investment income	0.5	0.4
Other income, net	2.1	2.0
Income before income tax expense	31.7	31.5
Income tax expense	12.3	11.5
Net income	$19.4	$20.0
Earnings per share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Dividends declared and paid per common share	$0.1200	$0.1125

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 27, 2016	May 29, 2015
Net income	$19.4	$20.0
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.1)	—
Pension and other post-retirement liability adjustments	(1.9)	(1.1)
Foreign currency translation adjustments	4.4	(3.6)
Total other comprehensive income (loss), net	2.4	(4.7)
Comprehensive income	$21.8	$15.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 27, 2016	February 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$133.4	$181.9
Short-term investments	18.4	84.1
Accounts receivable, net of allowances of $12.0 and $11.7	327.2	322.7
Inventories	156.9	159.4
Prepaid expenses	19.5	19.6
Other current assets	64.5	56.2
Total current assets	719.9	823.9
Property, plant and equipment, net of accumulated depreciation of $948.2 and $936.8	412.6	411.6
Company-owned life insurance ("COLI")	163.3	160.4
Deferred income taxes	180.4	211.6
Goodwill	106.8	106.4
Other intangible assets, net of accumulated amortization of $43.1 and $42.7	13.5	13.7
Investments in unconsolidated affiliates	52.0	51.0
Other assets	27.4	30.0
Total assets	$1,675.9	$1,808.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.1	$209.6
Short-term borrowings and current maturities of long-term debt	2.9	2.5
Accrued expenses:
Employee compensation	72.3	169.9
Employee benefit plan obligations	20.4	36.5
Customer deposits	14.6	18.6
Product warranties	24.8	20.5
Other	95.4	99.9
Total current liabilities	435.5	557.5
Long-term liabilities:
Long-term debt less current maturities	296.3	296.6
Employee benefit plan obligations	139.3	142.5
Other long-term liabilities	70.3	75.1
Total long-term liabilities	505.9	514.2
Total liabilities	941.4	1,071.7
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(37.2)	(39.6)
Retained earnings	771.7	776.5
Total shareholders’ equity	734.5	736.9
Total liabilities and shareholders’ equity	$1,675.9	$1,808.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 27, 2016	May 29, 2015
OPERATING ACTIVITIES
Net income	$19.4	$20.0
Depreciation and amortization	15.1	16.2
Deferred income taxes	33.6	24.8
Non-cash stock compensation	9.1	8.8
Equity in income of unconsolidated affiliates	(2.5)	(3.3)
Dividends received from unconsolidated affiliates	1.6	3.2
Other	(3.4)	(4.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1.2)	(5.6)
Inventories	3.3	(15.2)
Assets related to derivative instruments	0.2	22.5
VAT recoverable	14.4	0.4
Other assets	(23.1)	(32.5)
Accounts payable	(5.4)	7.7
Employee compensation liabilities	(103.4)	(77.3)
Employee benefit obligations	(21.5)	(17.2)
Accrued expenses and other liabilities	(1.9)	16.0
Net cash used in operating activities	(65.7)	(35.8)
INVESTING ACTIVITIES
Capital expenditures	(14.3)	(24.2)
Proceeds from disposal of fixed assets	0.3	4.1
Purchases of short-term investments	(6.0)	(6.9)
Liquidations of short-term investments	71.8	29.7
Acquisitions, net of cash acquired	—	(6.6)
Other	1.1	0.1
Net cash provided by (used in) investing activities	52.9	(3.8)
FINANCING ACTIVITIES
Dividends paid	(15.2)	(15.1)
Common stock repurchases	(20.9)	(11.5)
Excess tax benefit from vesting of stock awards	(0.3)	1.5
Repayment of long-term debt	—	(0.5)
Net cash used in financing activities	(36.4)	(25.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.8)
Net decrease in cash and cash equivalents	(48.5)	(66.0)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$133.4	$110.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2016 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 26, 2016 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscals years, beginning December 15, 2018. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended
Computation of Earnings per Share	May 27, 2016	May 29, 2015
Net income	$19.4	$20.0
Adjustment for earnings attributable to participating securities	(0.4)	(0.4)
Net income used in calculating earnings per share	$19.0	$19.6
Weighted-average common shares outstanding including participating securities (in millions)	121.7	124.4
Adjustment for participating securities (in millions)	(2.1)	(2.4)
Shares used in calculating basic earnings per share (in millions)	119.6	122.0
Effect of dilutive stock-based compensation (in millions)	0.5	0.9
Shares used in calculating diluted earnings per share (in millions)	120.1	122.9
Earnings per share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Total common shares outstanding at period end (in millions)	119.2	122.2

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.3	0.1

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 27, 2016:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 26, 2016	$0.6	$10.7	$(50.9)	$(39.6)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.6)	4.4	3.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.3)	—	(1.3)
Net current period other comprehensive income (loss)	(0.1)	(1.9)	4.4	2.4
Balance as of May 27, 2016	$0.5	$8.8	$(46.5)	$(37.2)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 27, 2016 and May 29, 2015:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 27, 2016	May 29, 2015
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.1)	0.1	Cost of sales
Actuarial losses (gains)	—	0.2	Operating expenses
Prior service cost (credit)	(1.0)	(1.1)	Cost of sales
Prior service cost (credit)	(1.2)	(1.2)	Operating expenses
	1.0	0.8	Income tax expense
Total reclassifications	$(1.3)	$(1.2)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $299.2 and $299.1 as of May 27, 2016 and February 26, 2016, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $334 and $326 as of May 27, 2016 and February 26, 2016, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of May 27, 2016 and February 26, 2016 are summarized below:

	May 27, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$133.4	$—	$—	$133.4
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	6.6	—	6.6
U.S. agency debt securities	—	5.3	—	5.3
Asset backed securities	—	4.4	—	4.4
U.S. government debt securities	1.8	—	—	1.8
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	1.6	—	1.6
Auction rate securities	—	—	4.2	4.2
Canadian asset-backed commercial paper restructuring notes	—	3.2	—	3.2
	$137.7	$21.4	$4.2	$163.3
Liabilities
Foreign exchange forward contracts	—	(2.4)	—	(2.4)
	$—	$(2.4)	$—	$(2.4)

	February 26, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$181.9	$—	$—	$181.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	31.7	—	31.7
U.S. agency debt securities	—	34.7	—	34.7
Asset backed securities	—	9.2	—	9.2
U.S. government debt securities	8.2	—	—	8.2
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate securities	—	—	4.4	4.4
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
	$192.6	$80.8	$4.4	$277.8
Liabilities
Foreign exchange forward contracts	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 27, 2016:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 26, 2016	$4.4
Unrealized loss on investments	(0.2)
Balance as of May 27, 2016	$4.2

6.	INVENTORIES

Inventories	May 27, 2016	February 26, 2016
Raw materials and work-in-process	$80.0	$80.4
Finished goods	94.8	96.9
	174.8	177.3
Revaluation to LIFO	17.9	17.9
	$156.9	$159.4
The portion of inventories determined by the LIFO method was $66.7 and $76.3 as of May 27, 2016 and February 26, 2016, respectively.

7.	SHARE-BASED COMPENSATION
Performance Units
In Q1 2017, we awarded 189,800 performance units ("PSUs") to our executive officers. The PSUs awarded are earned after a three-year performance period, from 2017 through 2019, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 379,600. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $16.33 per unit for these PSUs, compared to $24.15 and $23.25 per unit for similar PSUs granted in 2016 and 2015, respectively.
The weighted average grant date fair values were determined using the following assumptions:

	2017 Awards	2016 Awards	2015 Awards
Three-year risk-free interest rate (1)	0.9%	0.8%	0.7%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	31.2%	29.4%	42.2%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 27, 2016 and May 29, 2015 are as follows:

	Three Months Ended
Performance Units	May 27, 2016	May 29, 2015
Expense	$2.2	$2.5
Tax benefit	0.8	0.9
As of May 27, 2016, there was $8.4 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
The PSU activity for the three months ended May 27, 2016 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,147,844	$20.66
Granted	379,600	16.33
Nonvested as of May 27, 2016	1,527,444	$19.59
Restricted Stock Units
In Q1 2017, we awarded 832,663 restricted stock units ("RSUs"), of which 168,200 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 27, 2016 and May 29, 2015 are as follows:

	Three Months Ended
Restricted Stock Units	May 27, 2016	May 29, 2015
Expense	$6.7	$6.1
Tax benefit	2.4	2.2
As of May 27, 2016, there was $14.2 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The RSU activity for the three months ended May 27, 2016 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,638,888	$18.45
Granted	832,663	14.80
Vested	(1,250)	18.32
Forfeited	(19,792)	17.16
Nonvested as of May 27, 2016	2,450,509	$16.56

8.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.

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
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and executive, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and investment balances and the cash surrender value of COLI.
Revenue and operating income (loss) for the three months ended May 27, 2016 and May 29, 2015 and total assets as of May 27, 2016 and February 26, 2016 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 27, 2016	May 29, 2015
Revenue
Americas	$520.4	$519.7
EMEA	125.3	119.9
Other	73.1	65.9
	$718.8	$705.5
Operating income (loss)
Americas	$46.6	$54.1
EMEA	(6.2)	(13.5)
Other	2.2	0.9
Corporate	(9.3)	(8.0)
	$33.3	$33.5

Reportable Segment Balance Sheet Data	May 27, 2016	February 26, 2016
Total assets
Americas	$982.8	$981.1
EMEA	304.1	332.6
Other	182.0	179.9
Corporate	207.0	315.0
	$1,675.9	$1,808.6

9.	RESTRUCTURING ACTIVITIES
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur approximately $11 of restructuring costs in connection with this project, including approximately $4 of costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 of employee separation costs. We incurred $0.3 of employee separation costs in the

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EMEA segment in connection with these actions during the three months ended May 27, 2016. We incurred $6.7 of employee separation costs and $1.9 of business exit and other related costs in the EMEA segment in connection with these actions during 2016.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with these actions, we incurred a total of $4.2 of business exit and other related costs in the Americas segment, including $2.6 during the three months ended May 27, 2016. We also incurred $3.1 of employee termination costs in the Americas segment which were recorded prior to 2017. These restructuring actions are substantially complete.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we incurred a total of $8.8 related to business exit and other related costs in the EMEA segment, including $1.6 during the three months ended May 27, 2016. We also incurred $17.5 of employee termination costs which were recorded prior to 2017. These restructuring actions are substantially complete.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended
Restructuring Costs (Benefits)	May 27, 2016	May 29, 2015
Cost of sales
Americas	$2.6	$0.8
EMEA	1.6	3.1
Other	—	—
	4.2	3.9
Operating expenses
Americas	—	(2.8)
EMEA	0.4	0.8
Other	—	—
	0.4	(2.0)
Total	$4.6	$1.9
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the three months ended May 27, 2016:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
Additions	0.4	4.2	4.6
Payments	(1.1)	(2.7)	(3.8)
Adjustments	(0.2)	—	(0.2)
Reserve balance as of May 27, 2016	$9.1	$2.3	$11.4
The employee termination costs reserve balance as of May 27, 2016 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2016. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 27, 2016		May 29, 2015
Revenue	$718.8	100.0%	$705.5	100.0%
Cost of sales	484.8	67.4	485.0	68.7
Restructuring costs	4.2	0.6	3.9	0.6
Gross profit	229.8	32.0	216.6	30.7
Operating expenses	196.1	27.3	185.1	26.3
Restructuring costs (benefits)	0.4	0.1	(2.0)	(0.3)
Operating income	33.3	4.6	33.5	4.7
Interest expense	(4.2)	(0.6)	(4.4)	(0.6)
Investment income	0.5	0.1	0.4	—
Other income, net	2.1	0.3	2.0	0.3
Income before income tax expense	31.7	4.4	31.5	4.4
Income tax expense	12.3	1.7	11.5	1.6
Net income	$19.4	2.7%	$20.0	2.8%
Earnings per share:
Basic	$0.16		$0.16
Diluted	$0.16		$0.16

Q1 2017 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2016 revenue	$519.7	$119.9	$65.9	$705.5
Currency translation effects*	(1.7)	2.2	(0.9)	(0.4)
Q1 2016 revenue, adjusted	518.0	122.1	65.0	705.1
Q1 2017 revenue	520.4	125.3	73.1	718.8
Acquisition	(6.8)	—	—	(6.8)
Q1 2017 revenue, adjusted	513.6	125.3	73.1	712.0
Organic growth (decline) $	$(4.4)	$3.2	$8.1	$6.9
Organic growth (decline) %	(1)%	3%	12%	1%

* Currency translation effects represent the estimated net effect of translating Q1 2016 foreign currency revenues using the average exchange rates during Q1 2017.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 27, 2016		May 29, 2015
Operating income	$33.3	4.6%	$33.5	4.7%
Add: restructuring costs	4.6	0.7	1.9	0.3
Adjusted operating income	$37.9	5.3%	$35.4	5.0%
Overview
In Q1 2017, we posted modest revenue growth over the prior year, driven by Asia Pacific, EMEA and Designtex, while revenue in the Americas was flat compared to the prior year and included benefits from a recent acquisition.  The organic revenue decline in the Americas is consistent with or slightly better than recent trends in the U.S. industry.  EMEA experienced a significant reduction in disruption costs and inefficiencies compared to the prior year as the manufacturing footprint changes were substantially completed during the quarter.  Our gross margin continued to improve in the quarter and funded increased spending on sales and marketing and the new Learning + Innovation Center in Munich, Germany.
We recorded net income of $19.4 and diluted earnings per share of $0.16 in Q1 2017 compared to net income of $20.0 and diluted earnings per share of $0.16 in Q1 2016. Operating income of $33.3 in Q1 2017 represented a slight decrease compared to the prior year. Revenue growth and lower cost of sales as a percent of revenue in Q1 2017 were offset by higher operating expenses and higher restructuring costs compared to the prior year. After adjusting for the impact of restructuring costs, adjusted operating income of $37.9 in Q1 2017 represented an increase of $2.5 (or 30 basis points as a percent of revenue) compared to Q1 2016.
In Q1 2017, revenue increased $13.3 to $718.8 compared to Q1 2016. The increase in revenue was driven by strong growth in Asia Pacific and Designtex, modest growth in EMEA, and the impact of an acquisition in the Americas within the past twelve months. After adjusting for a $6.8 favorable impact of the acquisition in the Americas and $0.4 of unfavorable currency translation effects, organic revenue growth was $6.9 or 1%. Organic revenue growth of 12% in the Other category and 3% in EMEA was partially offset by a decline of 1% in the Americas.
Cost of sales decreased 130 basis points to 67.4% of revenue in Q1 2017 compared to Q1 2016. The improvement was driven by a 480 basis point improvement in EMEA and a 70 basis point improvement in the Americas. The improvement in EMEA was driven by lower disruption costs and inefficiencies associated with manufacturing footprint changes in EMEA and favorable business mix. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the Czech Republic facility and other plants impacted by production moves. The improvement in the Americas was driven by lower material costs, favorable business mix, on-going cost reduction efforts and improvements in negotiated customer pricing, partially offset by higher warranty costs.
Operating expenses of $196.1 in Q1 2017 increased by $11.0 or 100 basis points as a percent of revenue compared to the prior year. The increase was primarily due to higher sales and marketing costs and the impact of an acquisition in the Americas and costs associated with the new Learning + Innovation center in Munich.

We recorded restructuring costs of $4.6 in Q1 2017 compared to net restructuring costs of $1.9 in Q1 2016. The Q1 2017 amount included costs associated with the closure of a manufacturing facility in High Point, the closure of a manufacturing facility in Durlangen and the establishment of the Learning + Innovation Center in Munich. The Q1 2016 amount included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions. See Note 9 to the condensed consolidated financial statements for additional information.
Our effective tax rate in Q1 2017 was 38.8% compared to 36.5% in Q1 2016. The Q1 2017 rate was higher than the rate in the prior year due to $1.0 of net unfavorable discrete tax items recorded in Q1 2017.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 27, 2016	May 29, 2015
Interest expense	$(4.2)	$(4.4)
Investment income	0.5	0.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.5	3.2
Foreign exchange gain (loss)	0.5	(0.6)
Miscellaneous, net	(0.9)	(0.6)
Total other income, net	2.1	2.0
Total interest expense, investment income and other income, net	$(1.6)	$(2.0)
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

	Three Months Ended
Statement of Operations Data — Americas	May 27, 2016		May 29, 2015
Revenue	$520.4	100.0%	$519.7	100.0%
Cost of sales	342.7	65.9	346.3	66.6
Restructuring costs	2.6	0.5	0.8	0.2
Gross profit	175.1	33.6	172.6	33.2
Operating expenses	128.5	24.6	121.3	23.4
Restructuring costs (benefits)	—	—	(2.8)	(0.6)
Operating income	$46.6	9.0%	$54.1	10.4%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 27, 2016		May 29, 2015
Operating income	$46.6	9.0%	$54.1	10.4%
Add: restructuring costs (benefits)	2.6	0.5	(2.0)	(0.4)
Adjusted operating income	$49.2	9.5%	$52.1	10.0%
Operating income in the Americas in Q1 2017 decreased by $7.5 compared to the prior year. The decline was driven by $6.0 of higher warranty costs, and restructuring costs in the current year compared to net restructuring benefits in the prior year. Adjusted operating income decreased by $2.9 compared to the prior year to 9.5% of revenue in Q1 2017 primarily due to higher warranty costs.

The Americas revenue represented 72.4% of consolidated revenue in Q1 2017. Revenue for Q1 2017 was $520.4 compared to $519.7 in Q1 2016 and reflected $1.7 of unfavorable currency translation effects and a $6.8 favorable impact of an acquisition within the last twelve months. The revenue comparison also included lower volume offset in part by approximately $3 from improvements in negotiated customer pricing. Revenue growth in Q1 2017 is categorized as follows:

•	Product categories — Four out of seven categories grew in Q1 2017, led by Seating and Turnstone. Furniture, Health and Technology declined compared to the prior year.

•	Vertical markets — Technical & Professional and Healthcare experienced double-digit percentage growth rates, while Insurance, Energy and Federal Government declined significantly year-over-year.

•	Geographic regions — The West Business Group posted strong growth while the East and South Business Groups declined.

•	Contract type — Continuing business grew, while project business and marketing programs declined year-over-year.
Organic revenue decline was $4.4 or 1% compared to the prior year.
Cost of sales decreased 70 basis points to 65.9% of revenue in Q1 2017 compared to 66.6% of revenue in Q1 2016. The improvement in the Americas was driven by approximately $8 of lower material costs, favorable business mix, on-going cost reduction efforts and approximately $3 from improvements in negotiated customer pricing, partially offset by $6.0 of higher warranty costs.
Operating expenses in Q1 2017 increased by $7.2, or 120 basis points as a percent of revenue, compared to the prior year primarily due to increased sales and marketing costs of $4.5 and $1.8 related to an acquisition within the last twelve months.
Restructuring costs of $2.6 in Q1 2017 were associated with the closure of the manufacturing facility in High Point. Net restructuring benefits of $2.0 in Q1 2016 included a $2.8 gain related to the sale of a facility, partially offset by costs associated with the closure of the manufacturing facility in High Point. See Note 9 to the condensed consolidated financial statements for additional information.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 27, 2016		May 29, 2015
Revenue	$125.3	100.0%	$119.9	100.0%
Cost of sales	93.3	74.5	95.1	79.3
Restructuring costs	1.6	1.2	3.1	2.6
Gross profit	30.4	24.3	21.7	18.1
Operating expenses	36.2	28.9	34.4	28.7
Restructuring costs	0.4	0.3	0.8	0.7
Operating loss	$(6.2)	(4.9)%	$(13.5)	(11.3)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended
	May 27, 2016		May 29, 2015
Operating loss	$(6.2)	(4.9)%	$(13.5)	(11.3)%
Add: restructuring costs	2.0	1.5	3.9	3.3
Adjusted operating loss	$(4.2)	(3.4)%	$(9.6)	(8.0)%
Operating results in EMEA for Q1 2017 improved significantly compared to the prior year. The improvement was due to revenue growth, a significant decrease in cost of sales as a percent of revenue and lower restructuring costs compared to the prior year.

EMEA revenue represented 17.4% of consolidated revenue in Q1 2017. Revenue for Q1 2017 was $125.3 compared to $119.9 in Q1 2016 and reflected $2.2 of favorable currency translation effects. The remaining increase in revenue was driven by strong growth in most of Western Europe partially offset by significant declines in the United Kingdom, Middle East and Africa. Organic revenue growth was $3.2 or 3%.
Cost of sales as a percent of revenue decreased by 480 basis points in Q1 2017 compared to the prior year. The improvement was driven by a $5 reduction in disruption costs and inefficiencies associated with manufacturing footprint changes and favorable business mix.
Operating expenses in Q1 2017 increased by $1.8 compared to the prior year and reflected $1.7 of higher costs associated with our new Learning + Innovation Center in Munich. As a percent of revenue, operating expenses in Q1 2017 increased 20 basis points compared to the prior year.
Restructuring costs of $2.0 in Q1 2017 were related to the closure of a manufacturing facility in Durlangen and the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $3.9 in Q1 2016 were primarily related to costs associated with the exit of the manufacturing facility in Wisches and the closure of the manufacturing facility in Durlangen. See Note 9 to the condensed consolidated financial statements for additional information.
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

	Three Months Ended
Statement of Operations Data — Other	May 27, 2016		May 29, 2015
Revenue	$73.1	100.0%	$65.9	100.0%
Cost of sales	48.8	66.8	43.6	66.2
Restructuring costs	—	—	—	—
Gross profit	24.3	33.2	22.3	33.8
Operating expenses	22.1	30.2	21.4	32.4
Restructuring costs	—	—	—	—
Operating income	$2.2	3.0%	$0.9	1.4%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	May 27, 2016		May 29, 2015
Operating income	$2.2	3.0%	$0.9	1.4%
Add: restructuring costs	—	—	—	—
Adjusted operating income	$2.2	3.0%	$0.9	1.4%
Operating results in the Other category improved significantly in Q1 2017 compared to the prior year. Improved operating performance in Asia Pacific and Designtex more than offset lower operating performance at PolyVision compared to the prior year.
Revenue in the Other category represented 10.2% of consolidated revenue in Q1 2017. Revenue in Q1 2017 increased by $7.2 to $73.1 compared to revenue of $65.9 in Q1 2016. The increase was driven by strong growth in Asia Pacific and Designtex partially offset by lower volume at PolyVision.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and executive, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 27, 2016	May 29, 2015
Operating expenses	$9.3	$8.0

The increase in operating expenses in Q1 2017 was primarily due to higher deferred compensation expense, partially offset by higher COLI income.
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

Liquidity Sources	May 27, 2016	February 26, 2016
Cash and cash equivalents	$133.4	$181.9
Short-term investments	18.4	84.1
Company-owned life insurance	163.3	160.4
Availability under credit facilities	152.0	151.7
Total liquidity	$467.1	$578.1
As of May 27, 2016, we held a total of $151.8 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $133.4 in cash and cash equivalents, approximately 62% was located in the U.S. and the remaining 38% was located outside of the U.S., primarily in Canada, Mexico, France and Hong Kong. The amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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

The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 27, 2016 and May 29, 2015:

	Three Months Ended
Cash Flow Data	May 27, 2016	May 29, 2015
Net cash provided by (used in):
Operating activities	$(65.7)	$(35.8)
Investing activities	52.9	(3.8)
Financing activities	(36.4)	(25.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.8)
Net decrease in cash and cash equivalents	(48.5)	(66.0)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$133.4	$110.5
Cash provided by operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 27, 2016	May 29, 2015
Net income	$19.4	$20.0
Depreciation and amortization	15.1	16.2
Deferred income taxes	33.6	24.8
Non-cash stock compensation	9.1	8.8
Other	(4.3)	(4.4)
Changes in accounts receivable, inventories and accounts payable	(3.3)	(13.1)
Changes in assets related to derivative instruments	0.2	22.5
Changes in VAT recoverable	14.4	0.4
Changes in employee compensation liabilities	(103.4)	(77.3)
Changes in other operating assets and liabilities	(46.5)	(33.7)
Net cash used in operating activities	$(65.7)	$(35.8)
The increase in cash used in operating activities in Q1 2017 was primarily driven by higher variable compensation payments compared to Q1 2016, partially offset by a reduction in VAT recoverable and improved working capital. In addition, Q1 2016 included higher proceeds from the settlement of foreign exchange forward contracts.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 27, 2016	May 29, 2015
Capital expenditures	$(14.3)	$(24.2)
Proceeds from disposal of fixed assets	0.3	4.1
Purchases of short-term investments	(6.0)	(6.9)
Liquidations of short-term investments	71.8	29.7
Acquisition, net of cash acquired	—	(6.6)
Other	1.1	0.1
Net cash provided by (used in) investing activities	$52.9	$(3.8)
Capital expenditures in Q1 2017 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. In addition, a $3 payment was made in Q1 2017 in connection with the delivery of a new aircraft compared to a $10 progress payment in Q1 2016.
Liquidations of short-term investments was higher in Q1 2017 in order to fund higher variable compensation payments and other liquidity needs.

Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 27, 2016	May 29, 2015
Dividends paid	$(15.2)	$(15.1)
Common stock repurchases	(20.9)	(11.5)
Excess tax benefit from vesting of stock awards	(0.3)	1.5
Repayment of long-term debt	—	(0.5)
Net cash used in financing activities	$(36.4)	$(25.6)
We paid dividends of $0.12 per common share during Q1 2017 and $0.1125 per share during Q1 2016.
In Q1 2017, we made common stock repurchases of 1,448,461 shares, 448,461 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. As of the end of Q1 2017, we had $153.2 of remaining availability under the $250 and $150 share repurchase programs approved by our Board of Directors in Q4 2008 and Q4 2016, respectively.
Off-Balance Sheet Arrangements
During Q1 2017, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2017, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 27, 2016 were:

Liquidity Facilities	May 27, 2016
Global committed bank facility	$125.0
Various uncommitted lines	27.0
Total credit lines available	152.0
Less: Borrowings outstanding	—
Available capacity	$152.0
We have a $125 global committed five-year unsecured revolving syndicated credit facility. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of May 27, 2016, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 27, 2016.
In addition, we have credit agreements of $37.9 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $14.1 were outstanding under such facilities as of May 27, 2016. There were no draws on our standby letters of credit during Q1 2017.
Total consolidated debt as of May 27, 2016 was $299.2. Our debt primarily consists of $248.4 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 27, 2016 of $50. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.

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
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, share repurchases, dividend payments and debt service obligations.
We currently expect capital expenditures to approximate $75 to $85 in 2017 compared to $93 in 2016. This estimate includes investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On June 22, 2016, we announced a quarterly dividend on our common stock of $0.12 per share, or approximately $14.6, to be paid in Q2 2017. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q1 2017, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 27, 2016 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2016. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2017, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2017, no material change in interest rate risk occurred.

Commodity Price Risk
During Q1 2017, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2017, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 27, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 27, 2016, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In March 2016, the U.S. Department of Commerce published a preliminary determination in its antidumping investigations involving Japanese producers of cold-rolled steel, which resulted in dumping duties of 71.35% being applied to the specialized flat steel that PolyVision uses in the manufacture of porcelain-enameled writing surfaces, with the duties applying to imports dating back to December 2015. On June 22, 2016, the International Trade Commission affirmed the determination as to the dumping margin but overturned the retroactive application of the duties for the period from December 2015 to March 2016.  As a result of these proceedings, PolyVision's profitability in 2017 could be negatively impacted by up to $4 in costs associated with these actions, including duties for raw materials previously imported or for which PolyVision has already entered into binding purchase commitments and costs associated with evaluating alternative sources of raw materials.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
02/27/2016 - 04/01/2016	523,261	$13.74	74,800	$166.9
04/02/2016 - 04/29/2016	856,100	$14.83	856,100	$154.2
04/30/2016 - 05/27/2016	69,100	$14.97	69,100	$153.2
Total	1,448,461	(2)	1,000,000
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

(2)	448,461 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 23, 2016

Exhibit Index

Exhibit No.	Description

10.1	Agreement dated November 19, 2013 between Steelcase Inc. and Eddy Schmitt
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document