Form 10-Q
period 2016-08-26
STEELCASE INC
filed 2016-09-22
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 19, 2016, Steelcase Inc. had 86,913,347 shares of Class A Common Stock and 31,421,121 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Revenue	$758.0	$819.0	$1,476.8	$1,524.5
Cost of sales	494.9	547.9	979.7	1,032.9
Restructuring costs	—	4.3	4.2	8.2
Gross profit	263.1	266.8	492.9	483.4
Operating expenses	200.9	199.7	397.0	384.8
Restructuring costs	0.3	7.0	0.7	5.0
Operating income	61.9	60.1	95.2	93.6
Interest expense	(4.4)	(4.3)	(8.6)	(8.8)
Investment income	0.3	0.5	0.8	0.9
Other income, net	1.8	2.2	3.9	4.3
Income before income tax expense	59.6	58.5	91.3	90.0
Income tax expense	21.4	21.3	33.7	32.8
Net income	$38.2	$37.2	$57.6	$57.2
Earnings per share:
Basic	$0.32	$0.30	$0.47	$0.46
Diluted	$0.31	$0.30	$0.47	$0.45
Dividends declared and paid per common share	$0.1200	$0.1125	$0.2400	$0.2250

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Net income	$38.2	$37.2	$57.6	$57.2
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	(0.2)	(0.1)	(0.2)
Pension and other post-retirement liability adjustments	(0.6)	(1.2)	(2.5)	(2.3)
Foreign currency translation adjustments	(1.1)	(3.2)	3.3	(6.8)
Total other comprehensive income (loss), net	(1.7)	(4.6)	0.7	(9.3)
Comprehensive income	$36.5	$32.6	58.3	47.9

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 26, 2016	February 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$151.5	$181.9
Short-term investments	46.6	84.1
Accounts receivable, net of allowances of $11.6 and $11.7	325.9	322.7
Inventories	164.7	159.4
Prepaid expenses	20.9	19.6
Assets held for sale	16.5	—
Other current assets	53.3	56.2
Total current assets	779.4	823.9
Property, plant and equipment, net of accumulated depreciation of $935.6 and $936.8	393.6	411.6
Company-owned life insurance ("COLI")	165.2	160.4
Deferred income taxes	196.0	211.6
Goodwill	106.9	106.4
Other intangible assets, net of accumulated amortization of $43.4 and $42.7	13.4	13.7
Investments in unconsolidated affiliates	50.8	51.0
Other assets	28.3	30.0
Total assets	$1,733.6	$1,808.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220.8	$209.6
Short-term borrowings and current maturities of long-term debt	2.8	2.5
Accrued expenses:
Employee compensation	102.8	169.9
Employee benefit plan obligations	26.4	36.5
Customer deposits	15.7	18.6
Product warranties	23.2	20.5
Other	86.0	99.9
Total current liabilities	477.7	557.5
Long-term liabilities:
Long-term debt less current maturities	295.7	296.6
Employee benefit plan obligations	141.6	142.5
Other long-term liabilities	70.2	75.1
Total long-term liabilities	507.5	514.2
Total liabilities	985.2	1,071.7
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(38.9)	(39.6)
Retained earnings	787.3	776.5
Total shareholders’ equity	748.4	736.9
Total liabilities and shareholders’ equity	$1,733.6	$1,808.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 26, 2016	August 28, 2015
OPERATING ACTIVITIES
Net income	$57.6	$57.2
Depreciation and amortization	29.4	32.6
Deferred income taxes	18.7	13.3
Non-cash stock compensation	12.5	14.2
Equity in income of unconsolidated affiliates	(4.8)	(6.6)
Dividends received from unconsolidated affiliates	5.1	6.6
Other	(4.5)	(3.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(0.1)	(40.2)
Inventories	(4.2)	(9.4)
Assets related to derivative instruments	(0.3)	22.9
VAT recoverable	13.2	(7.2)
Other assets	(13.1)	(13.1)
Accounts payable	10.1	12.4
Employee compensation liabilities	(70.3)	(39.9)
Employee benefit obligations	(14.9)	(12.4)
Accrued expenses and other liabilities	(14.3)	27.2
Net cash provided by operating activities	20.1	53.7
INVESTING ACTIVITIES
Capital expenditures	(26.8)	(47.4)
Proceeds from disposal of fixed assets	0.4	4.2
Purchases of short-term investments	(37.2)	(14.8)
Liquidations of short-term investments	74.8	37.1
Acquisitions, net of cash acquired	—	(6.9)
Other	0.4	0.3
Net cash provided by (used in) investing activities	11.6	(27.5)
FINANCING ACTIVITIES
Dividends paid	(29.6)	(29.1)
Common stock repurchases	(32.5)	(11.9)
Excess tax benefit from vesting of stock awards	(0.3)	3.0
Repayment of long-term debt	(0.7)	(1.2)
Net cash used in financing activities	(63.1)	(39.2)
Effect of exchange rate changes on cash and cash equivalents	1.0	(2.1)
Net decrease in cash and cash equivalents	(30.4)	(15.1)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$151.5	$161.4

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
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230), which updates the guidance as to how certain cash receipts and cash payments should be presented and classified. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning December 15, 2018. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Net income	$38.2	$37.2	$57.6	$57.2
Adjustment for earnings attributable to participating securities	(0.7)	(0.8)	(1.1)	(1.2)
Net income used in calculating earnings per share	$37.5	$36.4	$56.5	$56.0
Weighted-average common shares outstanding including participating securities (in millions)	121.1	124.8	121.4	124.6
Adjustment for participating securities (in millions)	(2.4)	(2.7)	(2.3)	(2.5)
Shares used in calculating basic earnings per share (in millions)	118.7	122.1	119.1	122.1
Effect of dilutive stock-based compensation (in millions)	0.4	1.1	0.5	1.1
Shares used in calculating diluted earnings per share (in millions)	119.1	123.2	119.6	123.2
Earnings per share:
Basic	$0.32	$0.30	$0.47	$0.46
Diluted	$0.31	$0.30	$0.47	$0.45
Total common shares outstanding at period end (in millions)	118.3	122.1	118.3	122.1

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.3	0.1	0.3	0.1

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 26, 2016:

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of May 27, 2016	$0.5	$8.8	$(46.5)	$(37.2)
Other comprehensive income (loss) before reclassifications	—	1.1	(1.1)	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	—	(1.7)
Net current period other comprehensive income (loss)	—	(0.6)	(1.1)	(1.7)
Balance as of August 26, 2016	$0.5	$8.2	$(47.6)	$(38.9)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 26, 2016:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 26, 2016	$0.6	$10.7	$(50.9)	$(39.6)
Other comprehensive income (loss) before reclassifications	(0.1)	0.2	3.3	3.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.7)	—	(2.7)
Net current period other comprehensive income (loss)	(0.1)	(2.5)	3.3	0.7
Balance as of August 26, 2016	$0.5	$8.2	$(47.6)	$(38.9)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 26, 2016 and August 28, 2015:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.1)	0.1	(0.1)	0.2	Cost of sales
Actuarial losses (gains)	—	0.2	0.1	0.4	Operating expenses
Prior service cost (credit)	(1.0)	(1.1)	(2.0)	(2.1)	Cost of sales
Prior service cost (credit)	(1.2)	(1.2)	(2.4)	(2.4)	Operating expenses
	0.6	0.8	1.7	1.6	Income tax expense
Total reclassifications	$(1.7)	$(1.2)	$(2.7)	$(2.3)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets. The fair value of assets held for sale were assessed as of August 26, 2016 using level 3 inputs, including recent comparable transactions.
Our total debt is carried at cost and was $298.5 and $299.1 as of August 26, 2016 and February 26, 2016, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $335 and $326 as of August 26, 2016 and February 26, 2016, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 26, 2016 and February 26, 2016 are summarized below:

	August 26, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$151.5	$—	$—	$151.5
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	26.4	—	26.4
U.S. agency debt securities	—	11.6	—	11.6
Asset backed securities	—	6.5	—	6.5
U.S. government debt securities	1.8	—	—	1.8
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	4.2	4.2
Canadian asset-backed commercial paper restructuring notes	—	3.2	—	3.2
	$155.8	$50.1	$4.2	$210.1
Liabilities
Foreign exchange forward contracts	—	(1.4)	—	(1.4)
	$—	$(1.4)	$—	$(1.4)

	February 26, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$181.9	$—	$—	$181.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	31.7	—	31.7
U.S. agency debt securities	—	34.7	—	34.7
Asset backed securities	—	9.2	—	9.2
U.S. government debt securities	8.2	—	—	8.2
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate securities	—	—	4.4	4.4
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
	$192.6	$80.8	$4.4	$277.8
Liabilities
Foreign exchange forward contracts	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 26, 2016:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 26, 2016	$4.4
Unrealized loss on investments	(0.2)
Balance as of August 26, 2016	$4.2

6.	INVENTORIES

Inventories	August 26, 2016	February 26, 2016
Raw materials and work-in-process	$77.9	$80.4
Finished goods	105.3	96.9
	183.2	177.3
Revaluation to LIFO	18.5	17.9
	$164.7	$159.4
The portion of inventories determined by the LIFO method was $71.7 and $76.3 as of August 26, 2016 and February 26, 2016, respectively.

7.	SHARE-BASED COMPENSATION
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 26, 2016 and August 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Expense	$1.0	$2.9	$3.2	$5.4
Tax benefit	0.4	1.0	1.2	1.9
As of August 26, 2016, there was $6.7 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
The PSU activity for the six months ended August 26, 2016 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,147,844	$20.66
Granted	379,600	16.33
Nonvested as of August 26, 2016	1,527,444	$19.59
Restricted Stock Units
During the six months ended August 26, 2016, we awarded 850,913 restricted stock units ("RSUs"), of which 168,200 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 26, 2016 and August 28, 2015 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Expense	$2.2	$2.3	$8.9	$8.4
Tax benefit	0.8	0.8	3.2	3.0
As of August 26, 2016, there was $12.1 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The RSU activity for the six months ended August 26, 2016 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,638,888	$18.45
Granted	850,913	14.80
Vested	(2,250)	16.23
Forfeited	(29,967)	16.96
Nonvested as of August 26, 2016	2,457,584	$16.55

8.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue and operating income (loss) for the three and six months ended August 26, 2016 and August 28, 2015 and total assets as of August 26, 2016 and February 26, 2016 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Revenue
Americas	$571.0	$615.5	$1,091.4	$1,135.2
EMEA	112.8	128.1	238.1	248.0
Other	74.2	75.4	147.3	141.3
	$758.0	$819.0	$1,476.8	$1,524.5
Operating income (loss)
Americas	$78.0	$91.7	$124.6	$145.8
EMEA	(11.4)	(24.9)	(17.6)	(38.4)
Other	3.5	3.4	5.7	4.3
Corporate	(8.2)	(10.1)	(17.5)	(18.1)
	$61.9	$60.1	$95.2	$93.6

Reportable Segment Balance Sheet Data	August 26, 2016	February 26, 2016
Total assets
Americas	$962.2	$981.1
EMEA	323.4	332.6
Other	178.8	179.9
Corporate	269.2	315.0
	$1,733.6	$1,808.6

9.	RESTRUCTURING ACTIVITIES
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur approximately $11 of restructuring costs in connection with this project, including approximately $4 of costs associated with employee and equipment moves, retention compensation and consulting costs and approximately $7 of employee separation costs. We incurred $0.1 and $0.4 of employee separation costs in the EMEA segment in connection with these actions during the three and six months ended August 26, 2016, respectively. We also incurred $0.2 of business exit and other related costs in the EMEA segment in connection with these actions during the three and six months ended August 26, 2016. We incurred $6.7 of

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee separation costs and $1.9 of business exit and other related costs in the EMEA segment in connection with these actions during 2016.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with these actions, we incurred a total of $4.2 of business exit and other related costs in the Americas segment, including $2.6 during the six months ended August 26, 2016. We also incurred $3.1 of employee termination costs in the Americas segment which were recorded prior to 2017. These restructuring actions are complete.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we incurred a total of $8.8 related to business exit and other related costs in the EMEA segment, including $1.6 during the six months ended August 26, 2016. We also incurred $17.5 of employee termination costs which were recorded prior to 2017. These restructuring actions are complete.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Six Months Ended
Restructuring Costs (Benefits)	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Cost of sales
Americas	$—	$0.7	$2.6	$1.5
EMEA	—	3.6	1.6	6.7
Other	—	—	—	—
	—	4.3	4.2	8.2
Operating expenses
Americas	—	—	—	(2.8)
EMEA	0.3	7.0	0.7	7.8
Other	—	—	—	—
	0.3	7.0	0.7	5.0
Total	$0.3	$11.3	$4.9	$13.2
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the six months ended August 26, 2016:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
Additions	0.5	4.7	5.2
Payments	(1.7)	(3.5)	(5.2)
Adjustments	(0.2)	(0.2)	(0.4)
Reserve balance as of August 26, 2016	$8.6	$1.8	$10.4
The employee termination costs reserve balance as of August 26, 2016 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Revenue	$758.0	100.0%	$819.0	100.0%	$1,476.8	100.0%	$1,524.5	100.0%
Cost of sales	494.9	65.3	547.9	66.9	979.7	66.3	1,032.9	67.8
Restructuring costs	—	—	4.3	0.5	4.2	0.3	8.2	0.5
Gross profit	263.1	34.7	266.8	32.6	492.9	33.4	483.4	31.7
Operating expenses	200.9	26.5	199.7	24.4	397.0	26.9	384.8	25.2
Restructuring costs	0.3	—	7.0	0.9	0.7	0.1	5.0	0.4
Operating income	61.9	8.2	60.1	7.3	95.2	6.4	93.6	6.1
Interest expense	(4.4)	(0.6)	(4.3)	(0.5)	(8.6)	(0.6)	(8.8)	(0.6)
Investment income	0.3	—	0.5	0.1	0.8	0.1	0.9	0.1
Other income, net	1.8	0.3	2.2	0.2	3.9	0.3	4.3	0.3
Income before income tax expense	59.6	7.9	58.5	7.1	91.3	6.2	90.0	5.9
Income tax expense	21.4	2.9	21.3	2.6	33.7	2.3	32.8	2.1
Net income	$38.2	5.0%	$37.2	4.5%	$57.6	3.9%	$57.2	3.8%
Earnings per share:
Basic	$0.32		$0.30		$0.47		$0.46
Diluted	$0.31		$0.30		$0.47		$0.45

Q2 2017 Organic Revenue Decline	Americas	EMEA	Other	Consolidated
Q2 2016 revenue	$615.5	$128.1	$75.4	$819.0
Currency translation effects*	(0.5)	(2.1)	(1.0)	(3.6)
Q2 2016 revenue, adjusted	615.0	126.0	74.4	815.4
Q2 2017 revenue	571.0	112.8	74.2	758.0
Organic decline $	$(44.0)	$(13.2)	$(0.2)	$(57.4)
Organic decline %	(7)%	(10)%	—%	(7)%

* Currency translation effects represent the estimated net effect of translating Q2 2016 foreign currency revenues using the average exchange rates during Q2 2017.

Year-to-Date 2016 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2016 revenue	$1,135.2	$248.0	$141.3	$1,524.5
Currency translation effects*	(2.3)	—	(1.9)	(4.2)
Year-to-date 2016 revenue, adjusted	1,132.9	248.0	139.4	1,520.3
Year-to-date 2017 revenue	1,091.4	238.1	147.3	1,476.8
Acquisition	(6.8)	—	—	(6.8)
Year-to-date 2017 revenue, adjusted	1,084.6	238.1	147.3	1,470.0
Organic growth (decline) $	$(48.3)	$(9.9)	$7.9	$(50.3)
Organic growth (decline) %	(4)%	(4)%	6%	(3)%

* Currency translation effects represent the estimated net effect of translating YTD 2016 foreign currency revenues using the average exchange rates during YTD 2017.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Operating income	$61.9	8.2%	$60.1	7.3%	$95.2	6.4%	$93.6	6.1%
Add: restructuring costs	0.3	—	11.3	1.4	4.9	0.4	13.2	0.9
Adjusted operating income	$62.2	8.2%	$71.4	8.7%	$100.1	6.8%	$106.8	7.0%
Overview
In Q2 2017, we posted a significant revenue decline compared to the prior year, driven by the Americas and EMEA, while revenue in the Other category was generally consistent with the prior year. The organic revenue declines in the Americas and EMEA were deeper than recent industry trends. Our performance in the Americas was impacted by reduced orders from our largest customers, continued reduction in demand within the energy sector and industry growth in emerging product categories where we are under-represented, as well as our performance in other product categories where we are currently less competitive. We have been expanding our offerings and taking action to address these areas, and we have been seeing growth in our internal estimates of project orders expected to ship in the next four quarters compared to the prior year; as a result, we are currently projecting revenue growth in Q3 2017 compared to the prior year. The organic revenue decline in EMEA reflected comparisons to a strong prior year in some geographic markets and continuing economic uncertainty across the region.
The impact of the revenue decline on our operating performance was partially offset by a significant reduction in disruption costs and inefficiencies, as well as restructuring costs, compared to the prior year, which drove a significant improvement in operating results in EMEA. In addition, gross margin in the Americas improved due to lower warranty costs and ongoing cost reduction efforts.
Q2 2017 Compared to Q2 2016
We recorded net income of $38.2 and diluted earnings per share of $0.31 in Q2 2017 compared to net income of $37.2 and diluted earnings per share of $0.30 in Q2 2016. Operating income of $61.9 in Q2 2017 represented an increase of $1.8 compared to the prior year. Significant reductions in cost of sales as a percent of revenue, largely driven by EMEA, and lower restructuring costs offset the impact of lower sales volume across the Americas and EMEA. After adjusting for the impact of restructuring costs, adjusted operating income of $62.2 in Q2 2017 represented a decrease of $9.2 (or 50 basis points as a percent of revenue) compared to Q2 2016.

In Q2 2017, revenue decreased $61.0 to $758.0 compared to Q2 2016. The decrease in revenue was driven by lower revenue in the Americas and EMEA. After adjusting for $3.6 of unfavorable currency translation effects, the organic revenue decline was $57.4 or 7%. On an organic basis, revenue declined by 7% in the Americas and 10% in EMEA, while revenue in the Other category was consistent with the prior year.
Cost of sales decreased by 160 basis points to 65.3% of revenue in Q2 2017 compared to Q2 2016. The improvement was due to a 700 basis point improvement in EMEA and a 60 basis point improvement in the Americas. The improvement in EMEA was driven by lower disruption costs and inefficiencies associated with manufacturing and distribution footprint changes in EMEA and ongoing cost reduction efforts. Disruption costs and inefficiencies include labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also include incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs include duplicate labor and overhead at the Czech Republic facility and other plants impacted by production moves. The improvement in the Americas was driven by lower warranty costs and ongoing cost reduction efforts.
Operating expenses of $200.9 in Q2 2017 represented an increase of $1.2 or 210 basis points as a percent of revenue compared to the prior year. The increase was primarily due to higher marketing costs in the Americas and costs associated with the new Learning + Innovation center in Munich, Germany, partially offset by lower Corporate costs.
We recorded restructuring costs of $0.3 in Q2 2017 compared to restructuring costs of $11.3 in Q2 2016. The Q2 2017 costs related to the establishment of the Learning + Innovation Center in Munich. The Q2 2016 costs primarily related to the establishment of the Learning + Innovation Center in Munich and the closure of a manufacturing facility in Durlangen, Germany. See Note 9 to the condensed consolidated financial statements for additional information.
Our effective tax rate in Q2 2017 was 35.9%, representing an improvement of 50 basis points compared to the prior year.
Year-to-Date 2017 Compared to Year-to-Date 2016
We recorded year-to-date 2017 net income of $57.6 compared to year-to-date 2016 net income of $57.2. The slight improvement was driven by the same factors as the quarter.
Year-to-date 2017 revenue of $1,476.8 represented a decrease of $47.7 compared to year-to-date 2016. The decline was driven by the same factors as the quarter. After adjusting for a $6.8 favorable impact of an acquisition in the Americas and $4.2 of unfavorable currency translation effects, the organic revenue decline was $50.3 or 3%. On an organic basis, revenue declined by 4% in the Americas and EMEA which was partially offset by revenue growth of 6% in the Other category.
Cost of sales decreased by 150 basis points to 66.3% of revenue in year-to-date 2017 compared to year-to-date 2016. The improvement was due to a 600 basis point improvement in EMEA and a 60 basis point improvement in the Americas. The improvement in EMEA was driven by the same factors as the quarter. The improvement in the Americas was driven by lower material costs and ongoing cost reduction efforts.
Operating expenses of $397.0 in year-to-date 2017 represented an increase of $12.2 or 170 basis points as a percent of revenue compared to the prior year. Operating expenses increased by $8.3 in the Americas and $3.9 in EMEA, while operating expenses in the Other category were consistent with the prior year. The increase in the Americas was driven by higher sales and marketing costs. The increase in EMEA was driven by costs associated with the new Learning + Innovation center in Munich.
We recorded year-to-date 2017 restructuring costs of $4.9 compared to net restructuring costs of $13.2 in year-to-date 2016. The year-to-date 2017 amount included costs related to the closure of the manufacturing facility in High Point, North Carolina, the closure of a manufacturing facility in Durlangen and the establishment of the Learning + Innovation Center in Munich. The year-to-date 2016 amount included costs associated with those three projects as well as the exit of a manufacturing facility in Wisches, France, partially offset by a $2.8 gain related to the sale of a facility in the Americas. See Note 9 to the condensed consolidated financial statements for additional information.
Our year-to-date 2017 effective tax rate was 36.9% compared to a year-to-date 2016 effective tax rate of 36.4%. The slight increase was primarily due to net unfavorable discrete tax items recorded in Q1 2017.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Interest expense	$(4.4)	$(4.3)	$(8.6)	$(8.8)
Investment income	0.3	0.5	0.8	0.9
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.2	3.3	4.7	6.5
Foreign exchange gain (loss)	0.2	(1.0)	0.7	(1.6)
Miscellaneous, net	(0.6)	(0.1)	(1.5)	(0.6)
Total other income, net	1.8	2.2	3.9	4.3
Total interest expense, investment income and other income, net	$(2.3)	$(1.6)	$(3.9)	$(3.6)
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Revenue	$571.0	100.0%	$615.5	100.0%	$1,091.4	100.0%	$1,135.2	100.0%
Cost of sales	360.5	63.1	391.7	63.7	703.2	64.4	738.0	65.0
Restructuring costs	—	—	0.7	0.1	2.6	0.3	1.5	0.1
Gross profit	210.5	36.9	223.1	36.2	385.6	35.3	395.7	34.9
Operating expenses	132.5	23.2	131.4	21.3	261.0	23.9	252.7	22.3
Restructuring costs (benefits)	—	—	—	—	—	—	(2.8)	(0.2)
Operating income	$78.0	13.7%	$91.7	14.9%	$124.6	11.4%	$145.8	12.8%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Operating income	$78.0	13.7%	$91.7	14.9%	$124.6	11.4%	$145.8	12.8%
Add: restructuring costs (benefits)	—	—	0.7	0.1	2.6	0.3	(1.3)	(0.1)
Adjusted operating income	$78.0	13.7%	$92.4	15.0%	$127.2	11.7%	$144.5	12.7%
Operating income in the Americas decreased by $13.7 and $21.2, respectively, in Q2 2017 and year-to-date 2017 compared to the prior year. The decline in the quarter was driven by a decrease in sales volume partially offset by lower warranty costs and other cost reduction efforts. On a year-to-date basis, the decline was driven by lower sales volume and restructuring costs in the current year compared to net restructuring benefits in the prior year, partially offset by ongoing cost reduction efforts. After adjusting for the impact of restructuring costs, adjusted operating income decreased by $14.4 in Q2 2017 and $17.3 in year-to-date 2017 compared to the prior year.

The Americas revenue represented 75.3% of consolidated revenue in Q2 2017. Revenue for Q2 2017 was $571.0 compared to $615.5 in Q2 2016. The decrease in revenue reflected lower volume and relatively stable pricing and was categorized as follows:

•
Product categories — Five out of seven categories declined in Q2 2017, led by Furniture and Seating. Architectural Solutions and Health experienced double-digit percentage growth compared to the prior year.

•
Vertical markets — Health Care and Manufacturing experienced double-digit percentage growth rates, while Energy, Federal Government, Information Technology, Technical and Professional, Financial Services and Insurance Services declined significantly year-over-year.

•	Geographic regions — The West Business Group grew year-over-year while the East, South and Northeast Business Groups declined.

•	Contract type — Continuing business and marketing programs declined year-over-year while project business was consistent with the prior year.
After adjusting for $0.5 of unfavorable currency translation effects, the organic revenue decline was $44.0 or 7% compared to the prior year.
Year-to-date 2017 revenue of $1,091.4 represented a decrease of $43.8 compared to year-to-date 2016, and the decrease was driven by the same factors as the quarter. After adjusting for $2.3 of unfavorable currency translation effects and a $6.8 favorable impact of an acquisition, the year-to-date 2017 organic revenue decline was $48.3 or 4% compared to the prior year.
Cost of sales in the Americas decreased by 60 basis points to 63.1% of revenue in Q2 2017 compared to 63.7% of revenue in Q2 2016. The improvement was driven by $5.3 of lower warranty costs and approximately $5 from ongoing cost reduction efforts, partially offset by the impact of lower sales volume. Year-to-date 2017 cost of sales represented a decrease of 60 basis points compared to the prior year and was driven by approximately $8 of lower material costs and approximately $7 from ongoing cost reduction efforts, partially offset by the impact of lower sales volume.
Operating expenses increased by $1.1, or 190 basis points as a percent of revenue, in Q2 2017 compared to the prior year primarily due to increased marketing costs of $3.7 and higher corporate costs, partially offset by lower variable compensation expense. Operating expenses increased by $8.3, or 160 basis points as a percent of revenue, in year-to-date 2017 compared to the prior year driven by $7.7 of higher sales and marketing costs.
There were no restructuring costs recorded in the Americas in Q2 2017 compared to restructuring costs of $0.7 in Q2 2016 associated with the closure of the manufacturing facility in High Point which was completed in Q1 2017. Year-to-date 2017 restructuring costs of $2.6 associated with the High Point closure compared to net restructuring benefits of $1.3 in year-to-date 2016 which included a $2.8 gain related to the sale of a facility, partially offset by costs associated with the High Point closure. See Note 9 to the condensed consolidated financial statements for additional information.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Revenue	$112.8	100.0%	$128.1	100.0%	$238.1	100.0%	$248.0	100.0%
Cost of sales	86.0	76.2	106.6	83.2	179.3	75.3	201.7	81.3
Restructuring costs	—	—	3.6	2.8	1.6	0.7	6.7	2.7
Gross profit	26.8	23.8	17.9	14.0	57.2	24.0	39.6	16.0
Operating expenses	37.9	33.6	35.8	28.0	74.1	31.1	70.2	28.3
Restructuring costs	0.3	0.3	7.0	5.5	0.7	0.3	7.8	3.1
Operating loss	$(11.4)	(10.1)%	$(24.9)	(19.5)%	$(17.6)	(7.4)%	$(38.4)	(15.4)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Operating loss	$(11.4)	(10.1)%	$(24.9)	(19.5)%	$(17.6)	(7.4)%	$(38.4)	(15.4)%
Add: restructuring costs	0.3	0.3	10.6	8.3	2.3	1.0	14.5	5.8
Adjusted operating loss	$(11.1)	(9.8)%	$(14.3)	(11.2)%	$(15.3)	(6.4)%	$(23.9)	(9.6)%
Operating results in EMEA improved significantly in Q2 2017 and year-to-date 2017 compared to the prior year. The improvement was due to a significant decrease in cost of sales as a percent of revenue and lower restructuring costs compared to the prior year, partially offset by the impact of lower sales volume.
EMEA revenue represented 14.9% of consolidated revenue in Q2 2017. Revenue for Q2 2017 was $112.8 compared to $128.1 in Q2 2016. The decrease in revenue was due to significant declines in volume in the United Kingdom, Germany and the Middle East. After adjusting for $2.1 of unfavorable currency translation effects, the organic revenue decline was $13.2 or 10%. For year-to-date 2017, revenue declined by $9.9 or 4% compared to the prior year due to volume declines in the United Kingdom, Middle East and Africa. While the declines in the Middle East and Africa are largely attributable to general economic conditions in those regions, we believe we have been losing market share in the other geographies impacted by customer disruption associated with the recently completed manufacturing and distribution footprint changes.
Cost of sales as a percent of revenue decreased significantly in Q2 2017 and year-to-date 2017 compared to the prior year. The improvement was driven by reductions of $6 and $11, respectively, in disruption costs and inefficiencies associated with manufacturing and distribution footprint changes, as well as ongoing cost reduction efforts, partially offset by the impact of lower sales volume.
Operating expenses increased by $2.1 and $3.9, respectively, in Q2 2017 and year-to-date 2017 compared to the prior year and reflected higher costs associated with our new Learning + Innovation Center in Munich.
Restructuring costs of $0.3 and $2.3 in Q2 2017 and year-to-date 2017, respectively, were related to the closure of a manufacturing facility in Durlangen which was completed in Q1 2017 and the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $10.6 and $14.5 in Q2 2016 and year-to-date 2016, respectively, were primarily related to the same two projects. See Note 9 to the condensed consolidated financial statements for additional information.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Revenue	$74.2	100.0%	$75.4	100.0%	$147.3	100.0%	$141.3	100.0%
Cost of sales	48.4	65.2	49.6	65.8	97.2	66.0	93.2	66.0
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	25.8	34.8	25.8	34.2	50.1	34.0	48.1	34.0
Operating expenses	22.3	30.1	22.4	29.7	44.4	30.1	43.8	31.0
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$3.5	4.7%	$3.4	4.5%	$5.7	3.9%	$4.3	3.0%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	August 26, 2016		August 28, 2015		August 26, 2016		August 28, 2015
Operating income	$3.5	4.7%	$3.4	4.5%	$5.7	3.9%	$4.3	3.0%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$3.5	4.7%	$3.4	4.5%	$5.7	3.9%	$4.3	3.0%
Operating results in the Other category in Q2 2017 were comparable to Q2 2016. Operating results improved in year-to-date 2017 compared to the prior year as improvements in Asia Pacific and Designtex more than offset lower income at PolyVision.
Revenue in the Other category represented 9.8% of consolidated revenue in Q2 2017. Revenue in Q2 2017 was generally comparable to revenue in Q2 2016. Year-to-date 2017 revenue of $147.3 represented an increase of $6.0 or 4% compared to the prior year. The increase was driven by strong growth in Asia Pacific and Designtex partially offset by lower volume at PolyVision.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and executive, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 26, 2016	August 28, 2015	August 26, 2016	August 28, 2015
Operating expenses	$8.2	$10.1	$17.5	$18.1

The decrease in operating expenses in Q2 2017 and year-to-date 2017 was primarily due to higher COLI income, partially offset by higher deferred compensation expense.
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

Liquidity Sources	August 26, 2016	February 26, 2016
Cash and cash equivalents	$151.5	$181.9
Short-term investments	46.6	84.1
Company-owned life insurance	165.2	160.4
Availability under credit facilities	152.0	151.7
Total liquidity	$515.3	$578.1
As of August 26, 2016, we held a total of $198.1 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $151.5 in cash and cash equivalents, approximately 65% was located in the U.S. and the remaining 35% was located outside of the U.S., primarily in France, Mexico, Hong Kong and China. The amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 26, 2016 and August 28, 2015:

	Six Months Ended
Cash Flow Data	August 26, 2016	August 28, 2015
Net cash provided by (used in):
Operating activities	$20.1	$53.7
Investing activities	11.6	(27.5)
Financing activities	(63.1)	(39.2)
Effect of exchange rate changes on cash and cash equivalents	1.0	(2.1)
Net decrease in cash and cash equivalents	(30.4)	(15.1)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$151.5	$161.4
Cash provided by operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 26, 2016	August 28, 2015
Net income	$57.6	$57.2
Depreciation and amortization	29.4	32.6
Deferred income taxes	18.7	13.3
Non-cash stock compensation	12.5	14.2
Other	(4.2)	(3.9)
Changes in accounts receivable, inventories and accounts payable	5.8	(37.2)
Changes in assets related to derivative instruments	(0.3)	22.9
Changes in VAT recoverable	13.2	(7.2)
Changes in employee compensation liabilities	(70.3)	(39.9)
Changes in other operating assets and liabilities	(42.3)	1.7
Net cash provided by operating activities	$20.1	$53.7
The decrease in cash provided by operating activities in year-to-date 2017 compared to year-to-date 2016 was primarily driven by higher variable compensation payments compared to the prior year, partially offset by improved working capital and a reduction in VAT recoverable. In addition, year-to-date 2016 included proceeds from the settlement of foreign exchange forward contracts.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 26, 2016	August 28, 2015
Capital expenditures	$(26.8)	$(47.4)
Proceeds from disposal of fixed assets	0.4	4.2
Purchases of short-term investments	(37.2)	(14.8)
Liquidations of short-term investments	74.8	37.1
Acquisition, net of cash acquired	—	(6.9)
Other	0.4	0.3
Net cash provided by (used in) investing activities	$11.6	$(27.5)
Capital expenditures in year-to-date 2017 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. In addition, a $3 payment was made in year-to-date 2017 in connection with the delivery of a new aircraft compared to $18 of progress payments in year-to-date 2016.
Liquidations of short-term investments were higher in year-to-date 2017 in order to fund higher variable compensation payments and other liquidity needs.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 26, 2016	August 28, 2015
Dividends paid	$(29.6)	$(29.1)
Common stock repurchases	(32.5)	(11.9)
Excess tax benefit from vesting of stock awards	(0.3)	3.0
Repayment of long-term debt	(0.7)	(1.2)
Net cash used in financing activities	$(63.1)	$(39.2)
We paid dividends of $0.12 per common share during Q1 2017 and Q2 2017 and $0.1125 per share during Q1 2016 and Q2 2016.
In year-to-date 2017, we made common stock repurchases of 2,315,717 shares, 448,817 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. As of the end of Q2 2017, we had $141.6 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q2 2017, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2017, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 26, 2016 were:

Liquidity Facilities	August 26, 2016
Global committed bank facility	$125.0
Various uncommitted lines	27.0
Total credit lines available	152.0
Less: Borrowings outstanding	—
Available capacity	$152.0
We have a $125 global committed five-year unsecured revolving syndicated credit facility. The facility requires us to satisfy financial covenants including a maximum leverage ratio covenant and a minimum interest coverage ratio covenant. Additionally, the facility requires us to comply with certain other terms and conditions, including a restricted payment covenant which establishes a maximum level of dividends and/or other equity-related distributions or payments (such as share repurchases) we may make in any fiscal year. As of August 26, 2016, we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of August 26, 2016.
In addition, we have credit agreements of $40.7 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $13.9 were outstanding under such facilities as of August 26, 2016. There were no draws on our standby letters of credit during Q2 2017.
Total consolidated debt as of August 26, 2016 was $298.5. Our debt primarily consists of $248.2 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of

August 26, 2016 of $49.3. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
Our significant funding requirements include non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, share repurchases, dividend payments and debt service obligations.
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
On September 21, 2016, we announced a quarterly dividend on our common stock of $0.12 per share, or approximately $14.5, to be paid in Q3 2017. Future dividends will be subject to approval by our Board of Directors and compliance with the restricted payment covenant of our credit facilities.
Critical Accounting Estimates
During Q2 2017, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 26, 2016 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2016. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2017, no material change in foreign exchange risk occurred.

Interest Rate Risk
During Q2 2017, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2017, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2017, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 26, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 26, 2016, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/28/2016 - 07/01/2016	475,356	$13.28	475,000	$146.9
07/02/2016 - 07/29/2016	391,900	$13.37	391,900	$141.6
07/30/2016 - 08/26/2016	—	$—	—	$141.6
Total	867,256	(2)	866,900
_______________________________________

(1)
In December 2007, our Board of Directors approved a share repurchase program permitting the repurchase of up to $250 of shares of our common stock. This program was fully utilized during Q2 2017. In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date.

(2)	356 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 22, 2016

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