Form 10-Q
period 2016-11-25
STEELCASE INC
filed 2016-12-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 19, 2016, Steelcase Inc. had 85,897,803 shares of Class A Common Stock and 31,421,121 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Revenue	$786.5	$787.6	$2,263.3	$2,312.1
Cost of sales	524.6	531.6	1,504.3	1,564.5
Restructuring costs	—	2.5	4.2	10.7
Gross profit	261.9	253.5	754.8	736.9
Operating expenses	207.5	197.8	604.5	582.6
Restructuring costs (benefits)	(0.2)	0.5	0.5	5.5
Operating income	54.6	55.2	149.8	148.8
Interest expense	(4.3)	(4.5)	(12.9)	(13.2)
Investment income	0.4	0.4	1.2	1.3
Other income, net	4.1	3.6	8.0	7.8
Income before income tax expense	54.8	54.7	146.1	144.7
Income tax expense	13.6	19.1	47.3	51.9
Net income	$41.2	$35.6	$98.8	$92.8
Earnings per share:
Basic	$0.34	$0.29	$0.82	$0.74
Diluted	$0.34	$0.28	$0.81	$0.74
Dividends declared and paid per common share	$0.1200	$0.1125	$0.3600	$0.3375

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Net income	$41.2	$35.6	$98.8	$92.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.5)	(0.5)	(0.6)	(0.7)
Pension and other post-retirement liability adjustments	(0.7)	(1.1)	(3.2)	(3.4)
Foreign currency translation adjustments	(18.5)	(5.7)	(15.2)	(12.5)
Total other comprehensive income (loss), net	(19.7)	(7.3)	(19.0)	(16.6)
Comprehensive income	$21.5	$28.3	79.8	76.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 25, 2016	February 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$139.1	$181.9
Short-term investments	96.7	84.1
Accounts receivable, net of allowances of $11.3 and $11.7	328.1	322.7
Inventories	172.6	159.4
Prepaid expenses	17.5	19.6
Other current assets	48.8	56.2
Total current assets	802.8	823.9
Property, plant and equipment, net of accumulated depreciation of $958.6 and $936.8	401.3	411.6
Company-owned life insurance ("COLI")	166.2	160.4
Deferred income taxes	205.2	211.6
Goodwill	106.5	106.4
Other intangible assets, net of accumulated amortization of $42.7 and $42.7	13.2	13.7
Investments in unconsolidated affiliates	50.7	51.0
Other assets	27.2	30.0
Total assets	$1,773.1	$1,808.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.3	$209.6
Short-term borrowings and current maturities of long-term debt	2.8	2.5
Accrued expenses:
Employee compensation	124.1	169.9
Employee benefit plan obligations	32.2	36.5
Accrued promotions	26.6	21.7
Customer deposits	19.3	18.6
Product warranties	21.4	20.5
Other	71.3	78.2
Total current liabilities	520.0	557.5
Long-term liabilities:
Long-term debt less current maturities	294.5	296.6
Employee benefit plan obligations	143.3	142.5
Other long-term liabilities	71.4	75.1
Total long-term liabilities	509.2	514.2
Total liabilities	1,029.2	1,071.7
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(58.6)	(39.6)
Retained earnings	802.5	776.5
Total shareholders’ equity	743.9	736.9
Total liabilities and shareholders’ equity	$1,773.1	$1,808.6
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 25, 2016	November 27, 2015
OPERATING ACTIVITIES
Net income	$98.8	$92.8
Depreciation and amortization	44.7	49.4
Deferred income taxes	5.2	2.8
Non-cash stock compensation	16.6	17.4
Equity in income of unconsolidated affiliates	(7.3)	(11.1)
Dividends received from unconsolidated affiliates	7.4	9.3
Other	(6.4)	(5.8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10.2)	(24.9)
Inventories	(14.8)	(15.5)
Assets related to derivative instruments	(3.2)	22.5
VAT recoverable	19.3	(20.8)
Other assets	(9.6)	(0.7)
Accounts payable	15.1	17.9
Employee compensation liabilities	(41.5)	(16.6)
Employee benefit obligations	(8.3)	(5.6)
Accrued expenses and other liabilities	(1.8)	19.4
Net cash provided by operating activities	104.0	130.5
INVESTING ACTIVITIES
Capital expenditures	(40.4)	(70.0)
Proceeds from disposal of fixed assets	0.4	4.8
Purchases of short-term investments	(94.3)	(96.9)
Liquidations of short-term investments	82.6	49.6
Acquisitions, net of cash acquired	—	(6.9)
Other	1.2	0.1
Net cash used in investing activities	(50.5)	(119.3)
FINANCING ACTIVITIES
Dividends paid	(44.1)	(43.1)
Common stock repurchases	(48.3)	(14.3)
Excess tax benefit from vesting of stock awards	(0.1)	5.3
Borrowing of long-term debt	—	50.0
Repayment of long-term debt	(1.6)	(33.6)
Borrowing of line of credit	—	1.1
Net cash used in financing activities	(94.1)	(34.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(2.8)
Net decrease in cash and cash equivalents	(42.8)	(26.2)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$139.1	$150.3

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
In November 2016 and August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-18 and No. 2016-15, Statement of Cash Flows (Topic 230), which update the guidance as to how restricted cash, certain cash receipts and certain cash payments should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In October 2016, FASB issued Accounting Standards Update ASU No. 2016-16, Income Taxes (Topic 740). The update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We plan to adopt this accounting guidance in Q1 2018. The updated guidance will not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Net income	$41.2	$35.6	$98.8	$92.8
Adjustment for earnings attributable to participating securities	(0.8)	(0.7)	(1.9)	(1.9)
Net income used in calculating earnings per share	$40.4	$34.9	$96.9	$90.9
Weighted-average common shares outstanding including participating securities (in millions)	120.4	124.8	121.1	124.7
Adjustment for participating securities (in millions)	(2.4)	(2.6)	(2.4)	(2.6)
Shares used in calculating basic earnings per share (in millions)	118.0	122.2	118.7	122.1
Effect of dilutive stock-based compensation (in millions)	0.4	1.2	0.5	1.3
Shares used in calculating diluted earnings per share (in millions)	118.4	123.4	119.2	123.4
Earnings per share:
Basic	$0.34	$0.29	$0.82	$0.74
Diluted	$0.34	$0.28	$0.81	$0.74
Total common shares outstanding at period end (in millions)	117.3	122.4	117.3	122.4

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.3	—	0.3	—

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 25, 2016:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of August 26, 2016	$0.5	$8.2	$(47.6)	$(38.9)
Other comprehensive income (loss) before reclassifications	(0.5)	0.8	(18.5)	(18.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.5)	—	(1.5)
Net current period other comprehensive income (loss)	(0.5)	(0.7)	(18.5)	(19.7)
Balance as of November 25, 2016	$—	$7.5	$(66.1)	$(58.6)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 25, 2016:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 26, 2016	$0.6	$10.7	$(50.9)	$(39.6)
Other comprehensive income (loss) before reclassifications	(0.6)	1.0	(15.2)	(14.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.2)	—	(4.2)
Net current period other comprehensive income (loss)	(0.6)	(3.2)	(15.2)	(19.0)
Balance as of November 25, 2016	$—	$7.5	$(66.1)	$(58.6)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 25, 2016 and November 27, 2015:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.1)	0.1	(0.2)	0.2	Cost of sales
Actuarial losses (gains)	—	0.2	0.1	0.6	Operating expenses
Prior service cost (credit)	(1.0)	(1.1)	(3.0)	(3.2)	Cost of sales
Prior service cost (credit)	(1.2)	(1.2)	(3.5)	(3.7)	Operating expenses
	0.8	0.7	2.4	2.3	Income tax expense
Total reclassifications	$(1.5)	$(1.3)	$(4.2)	$(3.8)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $297.3 and $299.1 as of November 25, 2016 and February 26, 2016, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $332 and $326 as of November 25, 2016 and February 26, 2016, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 25, 2016 and February 26, 2016 are summarized below:

	November 25, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$139.1	$—	$—	$139.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	63.4	—	63.4
U.S. agency debt securities	—	21.0	—	21.0
Asset backed securities	—	8.8	—	8.8
U.S. government debt securities	2.2	—	—	2.2
Municipal debt securities	—	1.3	—	1.3
Foreign exchange forward contracts	—	5.0	—	5.0
Auction rate securities	—	—	3.7	3.7
Canadian asset-backed commercial paper restructuring notes	—	2.4	—	2.4
	$143.8	$101.9	$3.7	$249.4
Liabilities
Foreign exchange forward contracts	—	(2.3)	—	(2.3)
	$—	$(2.3)	$—	$(2.3)

	February 26, 2016
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$181.9	$—	$—	$181.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	31.7	—	31.7
U.S. agency debt securities	—	34.7	—	34.7
Asset backed securities	—	9.2	—	9.2
U.S. government debt securities	8.2	—	—	8.2
Municipal debt securities	—	0.3	—	0.3
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate securities	—	—	4.4	4.4
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
	$192.6	$80.8	$4.4	$277.8
Liabilities
Foreign exchange forward contracts	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 25, 2016:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 26, 2016	$4.4
Unrealized loss on investments	(0.7)
Balance as of November 25, 2016	$3.7

6.	INVENTORIES

Inventories	November 25, 2016	February 26, 2016
Raw materials and work-in-process	$77.1	$80.4
Finished goods	114.2	96.9
	191.3	177.3
Revaluation to LIFO	18.7	17.9
	$172.6	$159.4
The portion of inventories determined by the LIFO method was $78.3 and $76.3 as of November 25, 2016 and February 26, 2016, respectively.

7.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT
On September 23, 2016 we entered into a $125 committed five-year unsecured revolving syndicated credit facility (“New Facility”). The New Facility amends and restates our previous unsecured revolving syndicated credit facility (“Old Facility”) that was scheduled to expire in March 2017. At our option, and subject to certain conditions, we may increase the aggregate commitment under the New Facility by up to $75 by obtaining at least one commitment from one of the lenders. There are currently no borrowings outstanding under the New Facility.
We can use borrowings under the New Facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:

•
the greatest of the prime rate, the Federal fund effective rate plus 0.5%, and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement; or

•	the Eurocurrency rate plus the applicable margin as set forth in the credit agreement.
The New Facility requires us to satisfy two financial covenants:

•
A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness (as determined under the credit agreement) less unrestricted cash (as determined under the credit agreement) to (y) trailing four quarter Adjusted EBITDA (as determined under the credit agreement) and is required to be no greater than 3:1. (In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 3.25 to 1.0 for four consecutive quarters.)

•
A minimum interest coverage ratio covenant, which is measured by the ratio of (x) trailing four quarter Adjusted EBITDA (as determined under the credit agreement) to (y) trailing four quarter interest expense and is required to be no less than 3.5:1.

The New Facility does not include any restrictions on cash dividend payments or share repurchases. As of November 25, 2016, we were in compliance with all covenants under the New Facility.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Nine Months Ended November 25, 2016

Balance as of beginning of period	$8.6
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(5.7)
Gross increases—tax positions in current period	—
Currency translation adjustment	—
Balance as of end of period	$2.9
During Q3 2017, French tax authorities concluded an audit of the 2011, 2012 and 2013 tax years. As a result, we reduced unrecognized tax benefits by $5.7 and recognized a tax benefit of $5.7.

9.	SHARE-BASED COMPENSATION
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 25, 2016 and November 27, 2015 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Expense	$1.5	$0.6	$4.7	$6.0
Tax benefit	0.5	0.3	1.7	2.2
As of November 25, 2016, there was $5.3 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The PSU activity for the nine months ended November 25, 2016 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,147,844	$20.66
Granted	379,600	16.33
Nonvested as of November 25, 2016	1,527,444	$19.59
Restricted Stock Units
During the nine months ended November 25, 2016, we awarded 975,663 restricted stock units ("RSUs"), of which 168,200 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 25, 2016 and November 27, 2015 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Expense	$2.5	$2.5	$11.4	$10.9
Tax benefit	0.9	0.9	4.1	3.9
As of November 25, 2016, there was $11.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the nine months ended November 25, 2016 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,638,888	$18.45
Granted	975,663	14.66
Vested	(167,500)	15.87
Forfeited	(35,207)	16.86
Nonvested as of November 25, 2016	2,411,844	$16.45

10.	REPORTABLE SEGMENTS
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and executive, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and investment balances and the cash surrender value of COLI.
Revenue and operating income (loss) for the three and nine months ended November 25, 2016 and November 27, 2015 and total assets as of November 25, 2016 and February 26, 2016 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Revenue
Americas	$576.7	$575.5	$1,668.1	$1,710.7
EMEA	135.5	136.2	373.6	384.2
Other	74.3	75.9	221.6	217.2
	$786.5	$787.6	$2,263.3	$2,312.1
Operating income (loss)
Americas	$59.7	$74.4	$184.3	$220.3
EMEA	2.7	(14.9)	(14.9)	(53.4)
Other	3.1	5.5	8.8	9.8
Corporate	(10.9)	(9.8)	(28.4)	(27.9)
	$54.6	$55.2	$149.8	$148.8

Reportable Segment Balance Sheet Data	November 25, 2016	February 26, 2016
Total assets
Americas	$972.9	$981.1
EMEA	319.3	332.6
Other	182.7	179.9
Corporate	298.2	315.0
	$1,773.1	$1,808.6

11.	RESTRUCTURING ACTIVITIES
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In Q2 2016, we completed negotiations with the works councils related to these actions. We expect to incur approximately $10 of restructuring costs in connection with this project, including approximately $7 of employee separation costs and approximately $3 of costs associated with employee and equipment moves, retention compensation and consulting costs. We recognized $0.2 of benefits related to favorable adjustments to employee separation costs and incurred $0.3 of employee separation costs in the EMEA segment in connection with these actions during the three and nine months ended November 25, 2016, respectively. We also incurred $0.2 of business exit and other related costs in the EMEA segment in connection with these actions during the nine months ended November 25, 2016. We incurred $6.7 of employee separation costs and $1.9 of business exit and other related costs in the EMEA segment in connection with these actions during 2016.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with these actions, we incurred a total of $4.2 of business exit and other related costs in the Americas segment, including $2.6 during the nine months ended November 25, 2016. We also incurred $3.1 of employee termination costs in the Americas segment, all of which were recorded prior to 2017. These restructuring actions are complete.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we incurred a total of $8.8 related to business exit and other related costs in the EMEA segment, including $1.6 during the nine months ended November 25, 2016. We also incurred $17.5 of employee termination costs, all of which were recorded prior to 2017. These restructuring actions are complete.
Restructuring costs (benefits) are summarized in the following table:

	Three Months Ended		Nine Months Ended
Restructuring Costs (Benefits)	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Cost of sales
Americas	$—	$0.7	$2.6	$2.2
EMEA	—	1.8	1.6	8.5
Other	—	—	—	—
	—	2.5	4.2	10.7
Operating expenses
Americas	—	—	—	(2.9)
EMEA	(0.2)	0.5	0.5	8.4
Other	—	—	—	—
	(0.2)	0.5	0.5	5.5
Total	$(0.2)	$3.0	$4.7	$16.2
Below is a summary of the net additions, payments and adjustments to the restructuring reserve balance for the nine months ended November 25, 2016:

Restructuring Reserve	Employee Termination Costs	Business Exits and Related Costs	Total
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
Additions	0.6	4.1	4.7
Payments	(3.4)	(3.3)	(6.7)
Adjustments	(0.6)	(0.2)	(0.8)
Reserve balance as of November 25, 2016	$6.6	$1.4	$8.0
The employee termination costs reserve balance as of November 25, 2016 primarily relates to restructuring actions in EMEA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Revenue	$786.5	100.0%	$787.6	100.0%	$2,263.3	100.0%	$2,312.1	100.0%
Cost of sales	524.6	66.7	531.6	67.5	1,504.3	66.5	1,564.5	67.7
Restructuring costs	—	—	2.5	0.3	4.2	0.2	10.7	0.5
Gross profit	261.9	33.3	253.5	32.2	754.8	33.3	736.9	31.8
Operating expenses	207.5	26.4	197.8	25.1	604.5	26.7	582.6	25.2
Restructuring costs (benefits)	(0.2)	—	0.5	0.1	0.5	—	5.5	0.2
Operating income	54.6	6.9	55.2	7.0	149.8	6.6	148.8	6.4
Interest expense	(4.3)	(0.6)	(4.5)	(0.6)	(12.9)	(0.6)	(13.2)	(0.6)
Investment income	0.4	0.1	0.4	0.1	1.2	0.1	1.3	0.1
Other income, net	4.1	0.5	3.6	0.4	8.0	0.4	7.8	0.3
Income before income tax expense	54.8	6.9	54.7	6.9	146.1	6.5	144.7	6.2
Income tax expense	13.6	1.7	19.1	2.4	47.3	2.1	51.9	2.2
Net income	$41.2	5.2%	$35.6	4.5%	$98.8	4.4%	$92.8	4.0%
Earnings per share:
Basic	$0.34		$0.29		$0.82		$0.74
Diluted	$0.34		$0.28		$0.81		$0.74

Q3 2017 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q3 2016 revenue	$575.5	$136.2	$75.9	$787.6
Currency translation effects*	—	(3.4)	(0.4)	(3.8)
Q3 2016 revenue, adjusted	575.5	132.8	75.5	783.8
Q3 2017 revenue	576.7	135.5	74.3	786.5
Organic growth (decline) $	$1.2	$2.7	$(1.2)	$2.7
Organic growth (decline) %	—%	2%	(2)%	—%

* Currency translation effects represent the estimated net effect of translating Q3 2016 foreign currency revenues using the average exchange rates during Q3 2017.

Year-to-Date 2016 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2016 revenue	$1,710.7	$384.2	$217.2	$2,312.1
Currency translation effects*	(2.3)	(3.3)	(2.3)	(7.9)
Year-to-date 2016 revenue, adjusted	1,708.4	380.9	214.9	2,304.2
Year-to-date 2017 revenue	1,668.1	373.6	221.6	2,263.3
Acquisition	(6.8)	—	—	(6.8)
Year-to-date 2017 revenue, adjusted	1,661.3	373.6	221.6	2,256.5
Organic growth (decline) $	$(47.1)	$(7.3)	$6.7	$(47.7)
Organic growth (decline) %	(3)%	(2)%	3%	(2)%

* Currency translation effects represent the estimated net effect of translating YTD 2016 foreign currency revenues using the average exchange rates during YTD 2017.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Operating income	$54.6	6.9%	$55.2	7.0%	$149.8	6.6%	$148.8	6.4%
Add: restructuring costs (benefits)	(0.2)	—	3.0	0.4	4.7	0.2	16.2	0.7
Adjusted operating income	$54.4	6.9%	$58.2	7.4%	$154.5	6.8%	$165.0	7.1%
Overview
In Q3 2017, revenue was relatively flat compared to the prior year, with the Americas and EMEA each posting modest organic revenue growth and the Other category posting a modest organic revenue decline. Our revenue growth in the Americas exceeded the industry for the first two months of the quarter, based on the most current information available from our industry association. Our new product introductions and other strategic actions taken in the current year contributed to growth in our day-to-day business and continued strengthening of our internal estimates of project orders expected to ship in the next four quarters compared to the prior year.
Our operating performance in the quarter reflected a decline in the Americas which was largely offset by a significant improvement in EMEA which achieved adjusted operating income compared to an adjusted operating loss in the prior year. The decline in the Americas was driven by unfavorable shifts in business mix and higher operating expenses. It was the first time in four years that EMEA posted adjusted operating income and the year-over-year improvement of $15 was driven by a 1,050 basis point reduction in cost of sales as a percent of revenue compared to the prior year. EMEA posted modest organic revenue growth in the quarter driven by the timing of customer deliveries, while orders and backlog declined during the quarter.
Q3 2017 Compared to Q3 2016
We recorded net income of $41.2 and diluted earnings per share of $0.34 in Q3 2017 compared to net income of $35.6 and diluted earnings per share of $0.28 in Q3 2016. Operating income of $54.6 in Q3 2017 compared to operating income of $55.2 in Q3 2016. Higher operating expenses in the Americas were partially offset by reductions in cost of sales as a percent of revenue in EMEA and lower restructuring costs. After adjusting for the impact of restructuring costs, adjusted operating income of $54.4 in Q3 2017 represented a decrease of $3.8 (or 50 basis points as a percent of revenue) compared to Q3 2016.

Revenue in Q3 2017 was relatively flat compared to the prior year, with the Americas posting minimal growth offset by small declines in EMEA and the Other category. After adjusting for $3.8 of unfavorable currency translation effects, organic revenue growth was $2.7 or less than 1%. On an organic basis, revenue in the Americas was consistent with the prior year, while revenue in EMEA grew by 2% and revenue in the Other category declined by 2%.
Cost of sales decreased by 80 basis points to 66.7% of revenue in Q3 2017 compared to Q3 2016. The improvement was due to a significant decrease in EMEA, partially offset by a 140 basis point increase in the Americas. The improvement in EMEA was driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year, as well as benefits from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix. The increase in the Americas was primarily driven by unfavorable shifts in business mix.
Operating expenses of $207.5 in Q3 2017 represented an increase of $9.7 or 130 basis points as a percent of revenue compared to the prior year. The increase was primarily due to higher variable compensation expense (including expense associated with a tax benefit recorded in the quarter) and higher sales, product development and marketing costs.
We recorded restructuring benefits of $0.2 in Q3 2017 compared to restructuring costs of $3.0 in Q3 2016. The Q3 2017 benefits represented favorable adjustments to employee separation costs relating to the establishment of the Learning + Innovation Center in Munich. The Q3 2016 costs primarily related to the establishment of the Learning + Innovation Center in Munich and the closure of a manufacturing facility in Durlangen, Germany. See Note 11 to the condensed consolidated financial statements for additional information.
Our effective tax rate in Q3 2017 was 24.8% compared to a Q3 2016 effective tax rate of 34.9%. The improvement was primarily due to a benefit related to the outcome of a tax audit in EMEA. See Note 8 to the condensed consolidated financial statements for additional information.
Year-to-Date 2017 Compared to Year-to-Date 2016
We recorded year-to-date 2017 net income of $98.8 compared to year-to-date 2016 net income of $92.8. Year-to-date 2017 operating income increased by $1.0 to $149.8 compared to the prior year. The slight improvement was driven by a reduction in cost of sales as a percent of revenue in EMEA and lower restructuring costs, partially offset by higher operating expenses in the Americas. After adjusting for the impact of restructuring costs, adjusted operating income of $154.5 in year-to-date 2017 represented a decrease of $10.5 (or 30 basis points as a percent of revenue) compared to prior year.
Year-to-date 2017 revenue of $2,263.3 represented a decrease of $48.8 compared to the prior year. The decrease in revenue was driven by lower revenue in the Americas and EMEA. After adjusting for a $6.8 favorable impact of an acquisition in the Americas and $7.9 of unfavorable currency translation effects, the organic revenue decline was $47.7 or 2%. On an organic basis, revenue declined by 3% in the Americas and 2% in EMEA which was partially offset by revenue growth of 3% in the Other category.
Cost of sales decreased by 120 basis points to 66.5% of revenue in year-to-date 2017 compared to year-to-date 2016. The improvement was due to a 770 basis point improvement in EMEA, while cost of sales in the Americas and the Other category was generally consistent with the prior year. The improvement in EMEA was driven by the same factors as the quarter.
Operating expenses of $604.5 in year-to-date 2017 represented an increase of $21.9 or 150 basis points as a percent of revenue compared to the prior year. Operating expenses increased by $16.0 in the Americas, $2.8 in EMEA and $2.6 in the Other category. The increase in the Americas was driven by higher sales, product development and marketing costs. The increase in EMEA was driven by costs associated with the new Learning + Innovation center in Munich.
We recorded year-to-date 2017 net restructuring costs of $4.7 compared to net restructuring costs of $16.2 in year-to-date 2016. The year-to-date 2017 amount included costs related to the closure of the manufacturing facility in High Point, North Carolina, the closure of the manufacturing facility in Durlangen and the establishment of the Learning + Innovation Center in Munich. The year-to-date 2016 amount included costs associated with those three projects as well as the exit of a manufacturing facility in Wisches, France, partially offset by a $2.8 gain related to the sale of a facility in the Americas. See Note 11 to the condensed consolidated financial statements for additional information.

Our year-to-date 2017 effective tax rate was 32.4% compared to a year-to-date 2016 effective tax rate of 35.9%. The improvement was driven by the same factor as the quarter. See Note 8 to the condensed consolidated financial statements for additional information.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Interest expense	$(4.3)	$(4.5)	$(12.9)	$(13.2)
Investment income	0.4	0.4	1.2	1.3
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.7	4.6	7.4	11.2
Foreign exchange gain (loss)	2.1	(0.5)	2.8	(2.0)
Miscellaneous, net	(0.7)	(0.5)	(2.2)	(1.4)
Total other income, net	4.1	3.6	8.0	7.8
Total interest expense, investment income and other income, net	$0.2	$(0.5)	$(3.7)	$(4.1)
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Revenue	$576.7	100.0%	$575.5	100.0%	$1,668.1	100.0%	$1,710.7	100.0%
Cost of sales	381.3	66.1	372.4	64.7	1,084.5	65.0	1,110.4	64.9
Restructuring costs	—	—	0.7	0.1	2.6	0.2	2.2	0.1
Gross profit	195.4	33.9	202.4	35.2	581.0	34.8	598.1	35.0
Operating expenses	135.7	23.5	128.0	22.3	396.7	23.8	380.7	22.3
Restructuring costs (benefits)	—	—	—	—	—	—	(2.9)	(0.2)
Operating income	$59.7	10.4%	$74.4	12.9%	$184.3	11.0%	$220.3	12.9%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Operating income	$59.7	10.4%	$74.4	12.9%	$184.3	11.0%	$220.3	12.9%
Add: restructuring costs (benefits)	—	—	0.7	0.1	2.6	0.2	(0.7)	(0.1)
Adjusted operating income	$59.7	10.4%	$75.1	13.0%	$186.9	11.2%	$219.6	12.8%
Operating income in the Americas decreased by $14.7 and $36.0, respectively, in Q3 2017 and year-to-date 2017 compared to the prior year. The decline in the quarter was primarily driven by unfavorable shifts in business mix and higher variable compensation expense. On a year-to-date basis, the decline was driven by lower sales volume and higher sales and marketing costs. After adjusting for the impact of restructuring costs, adjusted operating income decreased by $15.4 in Q3 2017 and $32.7 in year-to-date 2017 compared to the prior year.

The Americas revenue represented 73.3% of consolidated revenue in Q3 2017. Revenue for Q3 2017 was $576.7 compared to $575.5 in Q3 2016. The slight increase in revenue reflected higher volume and unfavorable shifts in business mix and was categorized as follows:

•
Product categories — Four out of seven categories grew in Q3 2017, led by Seating and Furniture. Health and Architectural Solutions experienced double-digit percentage growth rates, while Technology declined significantly compared to the prior year.

•	Vertical markets — Financial Services and Education experienced double-digit percentage growth rates, while Energy and Technical and Professional declined significantly year over year.

•	Geographic regions — The Northeast and East Business Groups grew year over year while the South and West Business Groups declined.

•	Contract type — Continuing business grew, while marketing programs and project business declined year over year.
Year-to-date 2017 revenue of $1,668.1 represented a decrease of $42.6 compared to year-to-date 2016, and the decrease was driven by lower volume. After adjusting for $2.3 of unfavorable currency translation effects and a $6.8 favorable impact of an acquisition, the year-to-date 2017 organic revenue decline was $47.1 or 3% compared to the prior year.
Cost of sales in the Americas increased by 140 basis points to 66.1% of revenue in Q3 2017 compared to 64.7% of revenue in Q3 2016. The increase was driven primarily by unfavorable shifts in business mix. Year-to-date 2017 cost of sales was 65.0% of revenue which is consistent with the prior year.
Operating expenses increased by $7.7, or 120 basis points as a percent of revenue, in Q3 2017 compared to the prior year primarily due to $5.5 of higher variable compensation expense and $2.2 of higher sales, product development and marketing costs including dealer conferences. Operating expenses increased by $16.0, or 150 basis points as a percent of revenue, in year-to-date 2017 compared to the prior year driven by $9.2 of higher sales, product development and marketing costs and higher corporate costs.
There were no restructuring costs recorded in the Americas in Q3 2017 compared to restructuring costs of $0.7 in Q3 2016 associated with the closure of the manufacturing facility in High Point which was completed in Q1 2017. Year-to-date 2017 restructuring costs of $2.6 associated with the High Point closure compared to net restructuring benefits of $0.7 in year-to-date 2016 which included a $2.8 gain related to the sale of a facility, partially offset by costs associated with the High Point closure. See Note 11 to the condensed consolidated financial statements for additional information.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Revenue	$135.5	100.0%	$136.2	100.0%	$373.6	100.0%	$384.2	100.0%
Cost of sales	95.0	70.1	109.7	80.6	274.3	73.4	311.4	81.1
Restructuring costs	—	—	1.8	1.3	1.6	0.4	8.5	2.2
Gross profit	40.5	29.9	24.7	18.1	97.7	26.2	64.3	16.7
Operating expenses	38.0	28.1	39.1	28.7	112.1	30.0	109.3	28.4
Restructuring costs (benefits)	(0.2)	—	0.5	0.4	0.5	0.2	8.4	2.2
Operating income (loss)	$2.7	1.8%	$(14.9)	(11.0)%	$(14.9)	(4.0)%	$(53.4)	(13.9)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Nine Months Ended
	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Operating income (loss)	$2.7	1.8%	$(14.9)	(11.0)%	$(14.9)	(4.0)%	$(53.4)	(13.9)%
Add: restructuring costs (benefits)	(0.2)	—	2.3	1.7	2.1	0.6	16.9	4.4
Adjusted operating income (loss)	$2.5	1.8%	$(12.6)	(9.3)%	$(12.8)	(3.4)%	$(36.5)	(9.5)%
Operating results in EMEA improved significantly in Q3 2017 and year-to-date 2017 compared to the prior year. The improvement in Q3 2017 and year-to-date 2017 was due to a significant decrease in cost of sales as a percent of revenue and lower restructuring costs compared to the prior year. The year-to-date improvement was partially offset by the impact of lower sales volume.
EMEA revenue represented 17.2% of consolidated revenue in Q3 2017. Revenue for Q3 2017 was $135.5 compared to $136.2 in Q3 2016. After adjusting for $3.4 of unfavorable currency translation effects, the organic revenue growth was $2.7 or 2%. For year-to-date 2017, revenue declined by $10.6 or 3% compared to the prior year due to volume declines in the United Kingdom, Middle East and Africa, partially offset by revenue growth in France.
Cost of sales as a percent of revenue decreased significantly in Q3 2017 and year-to-date 2017 compared to the prior year, driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year.  We incurred zero and approximately $3 of costs relating to these issues in Q3 2017 and year-to-date 2017, respectively, compared to approximately $9 and $23 in Q3 2016 and year-to-date 2016, respectively. Q3 2017 and year-to-date 2017 also benefited from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix.
Operating expenses in Q3 2017 declined slightly compared to the prior year. Operating expenses increased by $2.8 in year-to-date 2017 compared to the prior year and reflected higher costs associated with our new Learning + Innovation Center in Munich.
Restructuring benefits of $0.2 in Q3 2017 represented favorable adjustments to employee separation costs relating to the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $2.1 in year-to-date 2017 were related to the closure of a manufacturing facility in Durlangen which was completed in Q1 2017 and the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $2.3 and $16.9 in Q3 2016 and year-to-date 2016, respectively, were primarily related to the same two projects. See Note 11 to the condensed consolidated financial statements for additional information.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Revenue	$74.3	100.0%	$75.9	100.0%	$221.6	100.0%	$217.2	100.0%
Cost of sales	48.3	64.9	49.5	65.2	145.5	65.6	142.7	65.7
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	26.0	35.1	26.4	34.8	76.1	34.4	74.5	34.3
Operating expenses	22.9	30.8	20.9	27.6	67.3	30.4	64.7	29.8
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$3.1	4.3%	$5.5	7.2%	$8.8	4.0%	$9.8	4.5%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	November 25, 2016		November 27, 2015		November 25, 2016		November 27, 2015
Operating income	$3.1	4.3%	$5.5	7.2%	$8.8	4.0%	$9.8	4.5%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$3.1	4.3%	$5.5	7.2%	$8.8	4.0%	$9.8	4.5%
Operating results in the Other category declined slightly in Q3 2017 and year-to-date 2017 compared to the prior year. The Q3 2017 results reflect lower operating income in Asia Pacific driven by lower volume compared to a strong prior year and higher operating expenses. On a year-to-date basis, lower income at PolyVision was partially offset by improvements in Asia Pacific and Designtex.
Revenue in the Other category represented 9.5% of consolidated revenue in Q3 2017. Revenue in Q3 2017 decreased $1.6 or 2% compared to the prior year driven by lower volume in Asia Pacific and PolyVision, partially offset by growth at Designtex. Year-to-date 2017 revenue of $221.6 represented an increase of $4.4 or 2% compared to the prior year. The increase was driven by strong growth in Asia Pacific and Designtex partially offset by lower volume at PolyVision.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and executive, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 25, 2016	November 27, 2015	November 25, 2016	November 27, 2015
Operating expenses	$10.9	$9.8	$28.4	$27.9

The increase in operating expenses in Q3 2017 was primarily due to lower COLI income, while the increase in operating expenses in year-to-date 2017 was primarily due to higher deferred compensation expense, partially offset by higher COLI income.
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

Liquidity Sources	November 25, 2016	February 26, 2016
Cash and cash equivalents	$139.1	$181.9
Short-term investments	96.7	84.1
Company-owned life insurance	166.2	160.4
Availability under credit facilities	151.8	151.7
Total liquidity	$553.8	$578.1
As of November 25, 2016, we held a total of $235.8 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $139.1 in cash and cash equivalents, approximately 54% was located in the U.S. and the remaining 46% was located outside of the U.S., primarily in France, Mexico, Hong Kong and China. The amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Note 7 to the condensed consolidated financial statements for additional information.
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 25, 2016 and November 27, 2015:

	Nine Months Ended
Cash Flow Data	November 25, 2016	November 27, 2015
Net cash provided by (used in):
Operating activities	$104.0	$130.5
Investing activities	(50.5)	(119.3)
Financing activities	(94.1)	(34.6)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(2.8)
Net decrease in cash and cash equivalents	(42.8)	(26.2)
Cash and cash equivalents, beginning of period	181.9	176.5
Cash and cash equivalents, end of period	$139.1	$150.3
Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 25, 2016	November 27, 2015
Net income	$98.8	$92.8
Depreciation and amortization	44.7	49.4
Deferred income taxes	5.2	2.8
Non-cash stock compensation	16.6	17.4
Other	(6.3)	(7.6)
Changes in accounts receivable, inventories and accounts payable	(9.9)	(22.5)
Changes in assets related to derivative instruments	(3.2)	22.5
Changes in VAT recoverable	19.3	(20.8)
Changes in employee compensation liabilities	(41.5)	(16.6)
Changes in other operating assets and liabilities	(19.7)	13.1
Net cash provided by operating activities	$104.0	$130.5
The decrease in cash provided by operating activities in year-to-date 2017 compared to year-to-date 2016 was partially driven by higher variable compensation payments compared to the prior year. In addition, year-to-date 2016 included proceeds from the settlement of foreign exchange forward contracts. Year-to-date 2017 also reflected a reduction in VAT recoverable.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 25, 2016	November 27, 2015
Capital expenditures	$(40.4)	$(70.0)
Proceeds from disposal of fixed assets	0.4	4.8
Purchases of short-term investments	(94.3)	(96.9)
Liquidations of short-term investments	82.6	49.6
Acquisition, net of cash acquired	—	(6.9)
Other	1.2	0.1
Net cash used in investing activities	$(50.5)	$(119.3)

Capital expenditures in year-to-date 2017 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. In addition, a $3 payment was made in year-to-date 2017 in connection with the delivery of a new aircraft compared to $26 of progress payments in year-to-date 2016.
Liquidations of short-term investments were higher in year-to-date 2017 in order to fund higher variable compensation payments and other liquidity needs.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 25, 2016	November 27, 2015
Dividends paid	$(44.1)	$(43.1)
Common stock repurchases	(48.3)	(14.3)
Excess tax benefit from vesting of stock awards	(0.1)	5.3
Net borrowings and repayments of debt	(1.6)	17.5
Net cash used in financing activities	$(94.1)	$(34.6)
We paid dividends of $0.12 per common share in each of the first three quarters of 2017 and $0.1125 per share in each of the first three quarters of 2016.
In year-to-date 2017, we made common stock repurchases of 3,506,661 shares, 506,661 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. As of the end of Q3 2017, we had $126.5 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q3 2017, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2017, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 25, 2016 were:

Liquidity Facilities	November 25, 2016
Global committed bank facility	$125.0
Various uncommitted lines	26.8
Total credit lines available	151.8
Less: Borrowings outstanding	—
Available capacity	$151.8
On September 23, 2016 we entered into a $125 million committed five-year unsecured revolving syndicated credit facility (“New Facility”). The New Facility amends and restates our previous unsecured syndicated credit facility that was scheduled to expire in March 2017. See further details on the New Facility in Note 7 to the condensed consolidated financial statements.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 25, 2016.
In addition, we have credit agreements of $37.6 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $13.1 were outstanding under such facilities as of November 25, 2016. There were no draws on our standby letters of credit during Q3 2017.
Total consolidated debt as of November 25, 2016 was $297.3. Our debt primarily consists of $248.1 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of

November 25, 2016 of $48.7. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
Our significant uses of funds include non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, share repurchases, dividend payments and debt service obligations.
We currently expect capital expenditures to approximate $60 to $70 in 2017 compared to $93 in 2016. This estimate includes investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On December 20, 2016, we announced a quarterly dividend on our common stock of $0.12 per share, or approximately $14.4, to be paid in Q4 2017. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2017, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 25, 2016 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2016. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2017, no material change in foreign exchange risk occurred.

Interest Rate Risk
During Q3 2017, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2017, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2017, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 25, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 25, 2016, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors:
In our Annual Report on Form 10-K for the year ended February 26, 2016 and Quarterly Reports on Form 10-Q for the quarters ended May 27, 2016 and August 26, 2016, under the heading “We may be adversely affected by changes in raw material and commodity costs,” we disclosed certain risks relating to antidumping investigations which we believed could have had a negative impact on PolyVision’s profitability in 2017.  We now believe that the risks and costs relating to such investigation will not be material to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
08/27/2016 - 09/30/2016	133,100	$12.90	133,100	$139.9
10/01/2016 - 10/28/2016	497,238	$13.47	440,342	$134.0
10/29/2016 - 11/25/2016	560,606	$13.42	559,658	$126.5
Total	1,190,944	(2)	1,133,100
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 10, 2016, we entered into a stock repurchase agreement with a third party broker under which the broker is authorized to repurchase up to 5 million shares of our common stock on our behalf during the period from October 11, 2016 through March 23, 2017, subject to certain price, market and volume constraints specified in the agreement. A similar agreement with a broker expired on September 23, 2016, under which the broker was authorized to repurchase up to 4 million shares of our common stock. These agreements were established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreements are part of the Company's share repurchase program approved in January 2016.

(2)	57,844 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 21, 2016

Exhibit Index

Exhibit No.	Description

10.1
Second Amended and Restated Credit Agreement, dated September 23, 2016, among Steelcase Inc., J.P. Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, HSBC Bank USA, National Association as Documentation Agent, and certain other lenders (1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 28, 2016 and incorporated herein by reference.