Form 10-K
period 2017-02-24
STEELCASE INC
filed 2017-04-14
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2017
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

Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑         No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 26, 2016 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1.2 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 10, 2017, 86,903,762 shares of the registrant’s Class A Common Stock and 31,097,549 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be held on July 12, 2017, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 24, 2017

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
Overview
At Steelcase, our purpose is to unlock human promise by creating great experiences at work, wherever work happens, and in environments that include education and healthcare. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, PolyVision® and Turnstone®, we offer a comprehensive portfolio of solutions that support the social, economic and sustainability needs of people and are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,700 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy continues to focus on translating our research-based insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace destinations that augment human interaction by supporting the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments. We continue to invest in research and product development and have launched new products, applications and experiences designed to address the significant trends that are impacting the workplace, such as global integration, disruptive technologies, worker mobility, distributed teams and the need for enhanced collaboration and innovation.
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
Our Offerings
Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based furniture systems, storage, desks, benches, tables and complementary products such as worktools. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and doors. We also offer services designed to reduce costs and enhance the performance of people, wherever they work. Among these services are workplace strategy consulting, lease origination services, furniture and asset management and hosted spaces.
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
Steelcase sub-brands include:

•	Steelcase Health, which is focused on creating healthcare environments that enable empathy, empowerment and connection for patients, care partners and providers engaged in the healthcare experience.

•
Steelcase Education, which is focused on helping schools, colleges and universities create the most effective, rewarding and inspiring "active learning" environments to meet the evolving needs of students and educators.

Coalesse
Coalesse offers a collection of furnishings that expresses a new freedom at work. Coalesse targets the rapidly growing crossover and ancillary market—homes and offices, meeting rooms and social spaces, private retreats and public places—and is addressing the fluid intersections of work and life where boundaries are collapsing and creativity is increasing.
Designtex
Designtex offers applied materials that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products are premium fabrics and surface materials and imaging solutions designed to enhance seating, walls, work stations and floors and can provide privacy, way-finding, motivation, communications and artistic expression.
PolyVision
PolyVision is the world's leading supplier of ceramic steel surfaces for use in various applications including static whiteboards and chalkboards used in educational institutions and architectural panels or special applications for commercial or infrastructure projects.
Turnstone
Turnstone is based on the belief that the world needs more successful entrepreneurs and small businesses and that great spaces to work can help that happen.  Turnstone makes it easier for these companies to create insight-led places to work, going to market through our dealer channel or using web-based tools.
Reportable Segments
We operate on a worldwide basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse and Turnstone brands.
We serve Americas customers mainly through approximately 400 independent and company-owned dealer locations, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including healthcare, manufacturing, higher education, financial services, insurance, information technology and government. No industry or vertical market individually represented more than 13% of the Americas segment revenue in 2017.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2017, and the five largest independent dealers collectively accounted for approximately 18% of the segment’s revenue in 2017.

In 2017, the Americas segment recorded revenue of $2,231.9, or 73.6% of our consolidated revenue, and as of the end of the year had approximately 7,900 employees, of which approximately 5,300 related to manufacturing.
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
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France and Spain. In 2017, approximately 84% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 6% of our consolidated revenue in 2017.
We serve EMEA customers through approximately 350 independent and company-owned dealer locations. No single independent dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2017. The five largest independent dealers collectively accounted for approximately 11% of the segment’s revenue in 2017. In certain geographic markets, we sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and information technology.
In 2017, our EMEA segment recorded revenue of $503.9, or 16.6% of our consolidated revenue, and as of the end of the year had approximately 2,100 employees, of which approximately 1,000 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in the People’s Republic of China (including Hong Kong), India, Australia, Japan, Singapore, Korea, Taiwan, Malaysia and other countries in Southeast Asia, primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. We sell directly and through approximately 50 independent dealer locations to end-use customers. Our end-use customers tend to be larger multinational or regional companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.
PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.
In 2017, the Other category accounted for $296.6, or 9.8% of our consolidated revenue, and as of the end of the year had approximately 1,700 employees, of which approximately 900 related to manufacturing.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation.

Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 24, 2017, our investment in these unconsolidated joint ventures and other equity investments totaled $50.5. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net on the Consolidated Statements of Income.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 1% of our consolidated revenue in 2017, and our five largest customers collectively accounted for approximately 5% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2017, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent dealer accounted for more than 5% of our consolidated revenue in 2017. The five largest independent dealers collectively accounted for approximately 13% of our consolidated revenue in 2017. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
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
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the U.S. and Mexico), Europe (in France, Germany, Spain, the Czech Republic and Belgium) and Asia (in China, Malaysia and India). Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
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
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We have implemented a network of regional distribution centers to reduce freight costs and improve service to our dealers and customers.
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
Research, Design and Development
Our extensive global research—a combination of user observations, feedback sessions and sophisticated analyses—has helped us develop social, spatial and informational insights into work effectiveness. We maintain collaborative relationships with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.
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
We invested $35.8, $33.0 and $35.4 in research, design and development activities in 2017, 2016 and 2015, respectively. We continue to invest more than one percent of our revenue in research, design and development each year. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
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

Employees
As of February 24, 2017, we had approximately 11,700 employees, of which approximately 7,200 work in manufacturing. Additionally, we had approximately 1,900 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,900 employees are represented by workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
Environmental Matters
We are subject to a variety of federal, state, local and foreign laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment (“Environmental Laws”). We believe our operations are in substantial compliance with all Environmental Laws. We do not believe existing Environmental Laws have had or will have any material effects upon our capital expenditures, earnings or competitive position.
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
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced heavily by a variety of factors, including macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. According to the U.S.-based Business and Institutional Furniture Manufacturers Association and European-based Centre for Industrial Studies, the U.S. and European office furniture industries have gone through two major downturns in recent history. Consumption declined by more than 30% and 20% from calendar year 2000 to 2003, and again by over 30% and 23% from 2007 to 2009, in the U.S. and Europe, respectively. While the U.S. office furniture industry has generally recovered, the European industry has not improved significantly following the most recent downturn. During these downturns, our revenue declined in similar proportion and our profitability was significantly reduced. Although we have made a number of changes to adapt our business model to these cycles, our profitability could be impacted in the future by cyclical downturns. In addition, the pace of industry recovery, by geography or vertical market, may vary after a cyclical downturn. These macroeconomic factors are difficult to predict, and if we are unsuccessful in adapting our business as economic cyclical changes occur, our results may be adversely affected.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors are changing the world of work and may have a significant impact on the types of workplace products and services purchased by our customers, the level of revenue associated with our offerings and the geographic location of the demand. For example, in recent years, these trends have resulted in a reduction in the amount of office floor space allocated per employee, a reduction in the number, size and price of typical workstations, an increase in work occurring in more collaborative settings and in a variety of locations beyond the traditional office, an increase in residential and lounge-type settings, and broader price offering levels. The confluence of these factors has attracted new competitors from outside the traditional office furniture industry, such as real estate management service firms, technology-based firms, general construction contractors and retail and online residential furniture providers, offering products and services which compete with those offered by us and our dealers.
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
We procure raw materials (including steel, petroleum-based products, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel and energy costs, can fluctuate due to changes in global supply and demand, larger currency movements and changes in import tariffs and trade barriers, which can also cause supply interruptions. In the short-term, significant increases in raw material and commodity costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. If we are not successful in passing along higher raw material and commodity costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the short-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, it could have an adverse effect on our business, operating results or financial condition.
Although we operate globally in multiple currencies, we report our results in U.S. dollars, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of the other currencies in which we operate against the U.S. dollar.
In addition, we face restrictions in certain countries that limit or prevent the transfer of funds to other countries or the exchange of the local currency to other currencies, which could have a negative impact on our profitability. We also face risks associated with fluctuations in currency exchange rates that may lead to a decline in the value of the funds held in certain jurisdictions, as well as the value of intercompany balances denominated in foreign currencies.
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
More than 40% of the goods we sell to customers in the U.S., including U.S. government agencies, are manufactured outside of the U.S., predominantly by our subsidiaries in Mexico.  Our Mexican manufacturing subsidiaries operate as maquiladoras, importing the majority of their raw materials and component parts from the U.S. We also operate shared services centers in several foreign locations that support our business globally, including our U.S. locations.  The implementation of any new tariffs or a border adjustment tax, the repeal of the North American Free Trade Agreement or other global trade agreements, or changes in U.S. government procurement rules requiring goods to be produced in the U.S. could have an adverse impact on our business, operating results or financial condition.
We are increasingly reliant on a global network of suppliers.
Our migration to a less vertically integrated manufacturing model has increased our dependency on a global network of suppliers. We are reliant on the timely flow of raw materials, components and finished goods from third-party suppliers. The flow of such materials, components and goods may be affected by:

•	fluctuations in the pricing, availability and quality of raw materials,

•	the financial solvency of our suppliers and their supply chains,

•	changes in international trade agreements or tariffs,

•	disruptions caused by labor activities and

•	damage and loss of production from accidents, natural disasters and other causes.
Any disruptions or fluctuations in the pricing, supply and delivery of raw materials, component parts and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition.
The elimination of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Over the past two decades, we made significant changes to our manufacturing model as a result of the implementation of lean manufacturing principles, and we decreased our total manufacturing footprint globally by approximately 65%.  These changes also eliminated redundant capabilities, and many of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific).  In addition, our manufacturing model is predominately make-to-order.  As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, disruptions in the supply of materials or components, equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.
We rely largely on a network of independent dealers to market, deliver and install our products, and disruptions and increasing consolidations within our dealer network could adversely affect our business.
From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership. Our business is influenced by our ability to initiate and manage new and existing relationships with independent dealers, and establishing new dealers in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure. Alternatively, we may elect to purchase and operate dealers in certain markets which also would require use of our capital and increase our financial exposure.
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
We have net goodwill of $106.7 as of February 24, 2017. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
Changes in corporate tax laws could adversely effect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions, and more than 55% of our income tax expense in 2017 related to the U.S. federal corporate income tax. As of February 24, 2017, we had deferred tax assets of $99.5 based on the current U.S. corporate income tax rate of 35%. Corporate tax reform and tax law changes are being considered in many jurisdictions, including the U.S.  Such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  Specifically, a reduction in applicable tax rates may require us to revalue and write-down our deferred tax assets.
There may be significant limitations to our utilization of net operating loss carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss carryforwards (“NOLs”) residing primarily in various non-U.S. jurisdictions totaling $57.0, against which valuation allowances totaling $7.9 have been recorded.  We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOLs, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOLs. We have NOLs in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOLs.
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
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. There were a total of 16 SC Transport Inc. employees as of February 24, 2017. The most recent estimate of our potential withdrawal liability is $27.1 as of February 24, 2017.

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
In 2017, we added one leased distribution facility in EMEA and exited one leased manufacturing facility in the Americas.

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	57	Senior Vice President, EMEA
Sara E. Armbruster	46	Vice President, Strategy, Research and New Business Innovation
Ulrich H. E. Gwinner	53	President, Asia Pacific
James P. Keane	57	President and Chief Executive Officer, Director
Robert G. Krestakos	55	Vice President, Global Operations
Terrence J. Lenhardt	57	Vice President, Chief Information Officer
James N. Ludwig	53	Vice President, Global Design and Product Engineering
Mark T. Mossing	59	Corporate Controller and Chief Accounting Officer
Gale Moutrey	58	Vice President, Communications
Lizbeth S. O’Shaughnessy	55	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	45	Senior Vice President, Americas
Allan W. Smith, Jr.	49	Vice President, Global Marketing
David C. Sylvester	52	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014. Mr. Alvarez was Senior Vice President, Sales, EMEA from October 2011 to March 2014 and has been employed by Steelcase since 1984.
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
Mark T. Mossing has been Corporate Controller and Chief Accounting Officer since April 2008 and has been employed by Steelcase since 1993.
Gale Moutrey has been Vice President, Communications since March 2014. Ms. Moutrey was Vice President, Brand Communications from March 2001 to March 2014 and has been employed by Steelcase since 1984.

Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since June 2014. Ms. O'Shaughnessy was Senior Vice President, Chief Legal Officer and Secretary from April 2011 to June 2014 and has been employed by Steelcase since 1992.
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
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 10, 2017, we had outstanding 118,001,311 shares of common stock with 6,055 shareholders of record. Of these amounts, 86,903,762 shares are Class A Common Stock with 5,989 shareholders of record and 31,097,549 shares are Class B Common Stock with 66 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$15.89	$16.36	$16.35	$18.14
Low	$12.47	$13.06	$12.67	$15.35
2016
High	$20.45	$19.79	$20.30	$20.37
Low	$16.88	$16.06	$17.07	$11.67
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2017 and 2016 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility does not include any restrictions on cash dividend payments or share repurchases. See Note 12 to the consolidated financial statements for additional information.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$15.2	$14.4	$14.5	$14.4	$58.5
2016	$15.1	$14.0	$14.0	$13.9	$57.0
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/26/2016 - 12/30/2016	—	$—	—	$126.5
12/31/2016 - 01/27/2017	577	$17.10	—	$126.5
01/28/2017 - 2/24/2017	—	$—	—	$126.5
Total	577	(2)	—
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 10, 2016, we entered into a stock repurchase agreement with a third party broker under which the broker is authorized to repurchase up to 5 million shares of our common stock on our behalf during the period from October 11, 2016 through March 23, 2017, subject to certain price, market and volume constraints specified in the agreement. Shares purchased under the agreement are part of the Company's share repurchase program approved in January 2016.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 24, 2017	February 26, 2016	February 27, 2015	February 28, 2014	February 22, 2013
Operating Results:
Revenue	$3,032.4	$3,060.0	$3,059.7	$2,988.9	$2,868.7
Gross profit	1,010.4	971.2	916.0	945.2	866.0
Operating income	200.2	174.6	144.9	165.9	59.3
Income before income tax expense	196.3	174.8	137.0	147.2	54.9
Net income	124.6	170.3	86.1	87.7	38.8
Supplemental Operating Data:
Restructuring costs	$(5.1)	$(19.9)	$(40.6)	$(6.6)	$(34.7)
Goodwill and intangible asset impairment charges	—	—	—	(12.9)	(59.9)
Capital expenditures	(61.1)	(93.4)	(97.5)	(86.8)	(74.0)
Share Data:
Basic earnings per common share	$1.03	$1.37	$0.69	$0.70	$0.30
Diluted earnings per common share	$1.03	$1.36	$0.68	$0.69	$0.30
Weighted average shares outstanding - basic	120.7	124.3	124.4	126.0	127.4
Weighted average shares outstanding - diluted	121.2	125.3	126.0	127.3	129.1
Dividends paid per common share	$0.48	$0.45	$0.42	$0.40	$0.36
Balance Sheet Data:
Cash and cash equivalents	$197.1	$181.9	$176.5	$201.8	$150.4
Short-term investments	73.4	84.1	68.3	119.5	100.5
Company-owned life insurance ("COLI")	168.8	160.4	159.5	154.3	225.8
Working capital (1)	295.8	266.4	264.9	295.3	237.1
Total assets	1,792.0	1,808.6	1,719.6	1,724.0	1,686.4
Total debt	297.4	299.1	282.1	289.7	292.2
Total liabilities	1,025.5	1,071.7	1,055.8	1,052.3	1,024.8
Total shareholders’ equity	766.5	736.9	663.8	677.1	668.0
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$170.7	$186.4	$84.2	$178.8	$187.3
Investing activities	(48.4)	(87.8)	(14.3)	(25.2)	(85.5)
Financing activities	(105.9)	(90.1)	(89.8)	(101.6)	(64.2)
________________________

(1)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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

Statement of Operations Data— Consolidated	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Revenue	$3,032.4	100.0%	$3,060.0	100.0%	$3,059.7	100.0%
Cost of sales	2,017.8	66.5	2,075.5	67.8	2,106.2	68.8
Restructuring costs	4.2	0.2	13.3	0.5	37.5	1.2
Gross profit	1,010.4	33.3	971.2	31.7	916.0	30.0
Operating expenses	809.3	26.7	790.0	25.8	768.0	25.1
Restructuring costs	0.9	—	6.6	0.2	3.1	0.1
Operating income	200.2	6.6	174.6	5.7	144.9	4.8
Interest expense	(17.2)	(0.5)	(17.6)	(0.6)	(17.7)	(0.6)
Investment income	1.4	—	1.5	0.1	1.4	—
Other income, net	11.9	0.4	16.3	0.5	8.4	0.3
Income before income tax expense	196.3	6.5	174.8	5.7	137.0	4.5
Income tax expense	71.7	2.4	4.5	0.1	50.9	1.7
Net income	$124.6	4.1%	$170.3	5.6%	$86.1	2.8%
Earnings per share:
Basic	$1.03		$1.37		$0.69
Diluted	$1.03		$1.36		$0.68

Organic Revenue Growth (Decline)—Consolidated	Year Ended
	February 24, 2017	February 26, 2016
Prior year revenue	$3,060.0	$3,059.7
Divestitures	—	(3.2)
Currency translation effects *	(12.5)	(110.1)
Prior year revenue, adjusted	3,047.5	2,946.4
Current year revenue	3,032.4	3,060.0
Acquisition	(6.8)	(22.6)
Current year revenue, adjusted	3,025.6	3,037.4
Organic growth (decline) $	$(21.9)	$91.0
Organic growth (decline) %	(1)%	3%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Operating income	$200.2	6.6%	$174.6	5.7%	$144.9	4.8%
Add: restructuring costs	5.1	0.2	19.9	0.7	40.6	1.3
Adjusted operating income	$205.3	6.8%	$194.5	6.4%	$185.5	6.1%
Overview
In 2017, revenue declined slightly compared to the prior year; the Americas and EMEA each experienced a modest revenue decline and the Other category achieved revenue growth of 5%, driven largely by Asia Pacific. The revenue decline reflected an ongoing shift in demand in the Americas from products for traditional private offices and cubicle spaces towards more open-plan and collaborative solutions as well as continued reduction in demand within the energy sector. This decline was partially offset by revenue generated by a number of products launched over the past 18 months to address the emerging trends and other strategic initiatives. We believe that these actions have built momentum across all segments of our business including the strengthening of our internal estimates of project orders in the Americas expected to ship over the next four quarters compared to the prior year.
Despite the decline in revenue, we recorded an operating income margin of 6.6% in 2017 which represented our highest operating income margin in over 15 years. Our restructuring actions in EMEA were completed, and we have stabilized our industrial model through the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year. As a result, cost of sales as a percentage of revenue in EMEA improved by 640 basis points compared to the prior year, which contributed significantly to the 130 basis point improvement of consolidated cost of sales. We have been and expect to continue increasing our operating expenses and capital investments in support of our various growth initiatives.
2017 compared to 2016
We recorded net income of $124.6 and diluted earnings per share of $1.03 in 2017 compared to net income of $170.3 and diluted earnings per share of $1.36 in 2016. Net income in 2016 was positively impacted by the reversal of a valuation allowance recorded against net deferred tax assets in France of $56.0 and the gain from the partial sale of an investment in an unconsolidated affiliate. Operating income in 2017 increased by $25.6 to $200.2 compared to the prior year. The improvement was driven by a reduction of cost of sales as a percent of revenue in EMEA and lower restructuring costs, partially offset by higher operating expenses in the Americas. After adjusting for the impact of restructuring costs, adjusted operating income of $205.3 in 2017, or 6.8% of revenue, represented an increase of $10.8 compared to the prior year.
Revenue of $3,032.4 in 2017 represented a decrease of $27.6, or less than 1%, compared to the prior year. The decrease in revenue was driven by lower revenue in the Americas and EMEA, partially offset by revenue growth in the Other category. After adjusting for a $6.8 favorable impact of an acquisition in the Americas and $12.5 of unfavorable currency translation effects, the organic revenue decline was $21.9 or less than 1%. On an organic basis, revenue declined by 1% in the Americas and 2% in EMEA, while revenue in the Other category grew by 6%.
Cost of sales decreased by 130 basis points to 66.5% percent of revenue in 2017 compared to 2016. The improvement was primarily due to a 640 basis point improvement in EMEA, driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year, as well as benefits from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix. Disruption costs and inefficiencies included labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also included incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs included duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. Cost of sales in the Americas and Other category improved modestly compared to the prior year.
Operating expenses of $809.3 in 2017 represented an increase of 90 basis points as a percent of revenue compared to the prior year. Operating expenses increased by $13.0 in the Americas, $3.4 in EMEA and $3.3 in the Other category. The increase in the Americas was driven by higher sales, product development and marketing costs, partially offset by a reduction in variable compensation expense. The increase in EMEA was primarily driven by costs associated with the new Learning + Innovation Center in Munich, Germany partially offset by favorable currency translation effects. The increase in the Other category was driven by Designtex and Asia Pacific which posted strong revenue growth compared to the prior year.
We recorded net restructuring costs of $5.1 in 2017 compared to net restructuring costs of $19.9 in 2016. The 2017 amount included final costs related to the closure of the manufacturing facility in High Point, North Carolina, the closure of the manufacturing facility in Durlangen, Germany and the establishment of the Munich Learning + Innovation Center. The 2016 amount included costs associated with those three projects as well as the exit of a manufacturing facility in Wisches, France, partially offset by a $2.8 gain related to the sale of a facility in the Americas. See further discussion in Note 19 to the consolidated financial statements.
Our 2017 effective tax rate was 36.5% compared to a 2016 effective tax rate of 2.6%. The 2017 effective tax rate reflected discrete tax expense associated with a change in the statutory tax rate in France which was partially offset by discrete tax benefits related to the outcome of a tax audit in EMEA. The 2016 rate reflected a discrete tax benefit related to the reversal of a valuation allowance recorded against net deferred tax assets in France of $56.0 which resulted from the implementation of a contract manufacturing model in Q4 2015 between our U.S. parent company and our Steelcase European subsidiaries. As a result of this discrete tax benefit, our 2016 effective tax rate was significantly lower than the U.S. federal statutory tax rate of 35%. See further discussion in Note 15 to the consolidated financial statements.
2016 compared to 2015
We recorded net income of $170.3 and diluted earnings per share of $1.36 in 2016 compared to net income of $86.1 and diluted earnings per share of $0.68 in 2015. Net income in 2016 was positively impacted by the reversal of a valuation allowance recorded against net deferred tax assets in France and a gain from the partial sale of an investment in an unconsolidated affiliate in Q4 2016. These significant items, net of the associated variable compensation expense and income tax expense, had a combined favorable impact on net income of approximately $53 and on diluted earnings per share of approximately $0.42.  The comparison of net income from 2016 to 2015 was also positively impacted by restructuring charges which were $20.7 lower in 2016 compared to 2015.  Our 2016 results reflected strong operating performance in the Americas and improved operating performance in Asia Pacific, partially offset by higher costs in EMEA associated with manufacturing footprint changes and other operational challenges.
Revenue for 2016 of $3,060.0 represented a slight increase compared to the prior year. Growth in the Americas of 3% was offset by a decline of 13% in EMEA. The growth in the Americas was driven by increased volume, and approximately one-third of the growth rate was attributable to improved pricing. The revenue comparison in EMEA reflected $79.2 of unfavorable currency translation effects. Organic revenue growth for 2016 was $91.0 or 3%, with growth of 3% in the Americas segment, 1% in the EMEA segment and 4% in the Other category.
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
We recorded net restructuring costs of $19.9 in 2016 compared to net restructuring costs of $40.6 in 2015. The 2016 amount included costs primarily associated with the closure of the Durlangen facility, and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich. The 2015 amount was primarily associated with manufacturing footprint changes in EMEA, partially offset by a gain related to the sale of an idle facility in the Americas.
In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with our Steelcase European subsidiaries. During 2016, we generated taxable income for our French subsidiaries and allowed for partial utilization of the net operating loss carryforwards in France. In Q4 2016, we recognized a discrete tax benefit of $56.0 related to the reversal of the remaining valuation allowance recorded against our French net deferred tax assets. As a result of this discrete tax benefit, our 2016 effective tax rate of 2.6% was significantly lower than the U.S. federal statutory tax rate of 35%. Our 2015 effective tax rate was 37.2%.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Interest expense	$(17.2)	$(17.6)	$(17.7)
Investment income	1.4	1.5	1.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	9.7	13.4	15.2
Foreign exchange gain (loss)	3.4	(4.0)	(5.0)
Miscellaneous, net	(1.2)	6.9	(1.8)
Total other income, net	11.9	16.3	8.4
Total interest expense, investment income and other income, net	$(3.9)	$0.2	$(7.9)
Miscellaneous, net in 2016 included an $8.5 gain related to the partial sale of an unconsolidated affiliate.
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

Statement of Operations Data— Americas	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Revenue	$2,231.9	100.0%	$2,256.0	100.0%	$2,180.7	100.0%
Cost of sales	1,453.4	65.1	1,473.6	65.3	1,449.3	66.5
Restructuring costs (benefits)	2.6	0.1	2.4	0.1	(10.0)	(0.5)
Gross profit	775.9	34.8	780.0	34.6	741.4	34.0
Operating expenses	530.7	23.8	517.7	23.0	481.5	22.1
Restructuring costs (benefits)	—	—	(2.9)	(0.1)	—	—
Operating income	$245.2	11.0%	$265.2	11.7%	$259.9	11.9%

Organic Revenue Growth (Decline)—Americas	Year Ended
	February 24, 2017	February 26, 2016
Prior year revenue	$2,256.0	$2,180.7
Currency translation effects *	(0.9)	(19.0)
Prior year revenue, adjusted	2,255.1	2,161.7
Current year revenue	2,231.9	2,256.0
Acquisition	(6.8)	(22.6)
Current year revenue, adjusted	2,225.1	2,233.4
Organic growth (decline) $	$(30.0)	$71.7
Organic growth (decline) %	(1)%	3%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income—Americas	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Operating income	$245.2	11.0%	$265.2	11.7%	$259.9	11.9%
Add: restructuring costs (benefits)	2.6	0.1	(0.5)	—	(10.0)	(0.5)
Adjusted operating income	$247.8	11.1%	$264.7	11.7%	$249.9	11.4%
2017 compared to 2016
Operating income in the Americas decreased by $20.0 in 2017 compared to the prior year. The decline was driven by lower sales volume and higher sales and marketing costs. After adjusting for the impact of restructuring costs, adjusted operating income decreased by $16.9 in 2017 compared to the prior year.
The Americas revenue represented 73.6% of consolidated revenue in 2017. Revenue for 2017 of $2,231.9 represented a decrease of $24.1 or 1% compared to 2016, and the decrease was due to lower volume. The decrease in revenue was driven by an ongoing shift in demand from products for traditional private offices and cubicle spaces towards more open-plan and collaborative solutions as well as a decline of approximately $45 in the Energy vertical market. These declines were partially offset by revenue generated by new products launched over the past 18 months. After adjusting for $0.9 of unfavorable currency translation effects and a $6.8 favorable impact of an acquisition, the organic revenue decline in 2017 was $30.0 or 1% compared to the prior year.

Cost of sales in 2017 was 65.1% of revenue which compared to 65.3% of revenue in 2016. The slight decrease was primarily due to the benefits associated with cost reduction efforts, partially offset by unfavorable shifts in business mix.
Operating expenses in 2017 increased by $13.0, or 80 basis points as a percent of revenue, compared to the prior year. The increase was primarily due to $10.5 of higher sales, product development and marketing costs and higher corporate costs, partially offset by a reduction of $5 in variable compensation expense. We have been, and expect to continue increasing our operating expenses in support of various growth initiatives including new product introductions and other strategic actions.
Restructuring costs of $2.6 in 2017 were associated with the closure of the High Point facility and compared to net restructuring benefits of $0.5 in 2016 which included a $2.8 gain related to the sale of a facility, partially offset by costs associated with the High Point closure. See further discussion in Note 19 to the consolidated financial statements.
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
Cost of sales decreased 120 basis points to 65.3% of revenue in 2016 compared to 66.5% of revenue in 2015. The primary drivers of the improvement were lower material, freight and distribution costs, which had an impact of approximately 200 basis points, and improvements in negotiated customer pricing, partially offset by unfavorable foreign currency exchange rates (Canadian dollar to U.S. dollar) and higher variable compensation costs.
Operating expenses in 2016 increased by $36.2, or 90 basis points as a percent of revenue, compared to the prior year primarily due to $14 of higher variable compensation expense of which $7.2 related to the two large items recorded in Q4 2016, $7 related to a small dealer acquisition and $5 of higher sales and marketing costs.
A net restructuring benefit of $0.5 recognized in 2016 included a $2.8 gain related to the sale of our Corporate Development Center that was closed as part of previously announced restructuring actions, partially offset by costs associated with the closure of the High Point facility. A net restructuring benefit of $10.0 in 2015 primarily related to proceeds received from the sale of an idle manufacturing facility exited as part of previously announced restructuring actions, partially offset by costs related to the closure of the High Point facility.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.

Statement of Operations Data—EMEA	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Revenue	$503.9	100.0%	$520.6	100.0%	$595.4	100.0%
Cost of sales	370.7	73.6	416.3	80.0	465.2	78.1
Restructuring costs	1.6	0.3	10.9	2.1	47.5	8.0
Gross profit	131.6	26.1	93.4	17.9	82.7	13.9
Operating expenses	151.6	30.1	148.2	28.5	162.4	27.3
Restructuring costs	0.9	0.1	9.5	1.8	3.1	0.5
Operating loss	$(20.9)	(4.1)%	$(64.3)	(12.4)%	$(82.8)	(13.9)%

Organic Revenue Growth (Decline)—EMEA	Year Ended
	February 24, 2017	February 26, 2016
Prior year revenue	$520.6	$595.4
Divestitures	—	(3.2)
Currency translation effects *	(9.0)	(79.2)
Prior year revenue, adjusted	511.6	513.0
Current year revenue	503.9	520.6
Organic growth (decline) $	$(7.7)	$7.6
Organic growth (decline) %	(2)%	1%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Loss to Adjusted Operating Loss—EMEA	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Operating loss	$(20.9)	(4.1)%	$(64.3)	(12.4)%	$(82.8)	(13.9)%
Add: restructuring costs	2.5	0.4	20.4	3.9	50.6	8.5
Adjusted operating loss	$(18.4)	(3.7)%	$(43.9)	(8.5)%	$(32.2)	(5.4)%
2017 compared to 2016
Operating results in EMEA improved significantly in 2017 compared to the prior year. The improvement was due to a significant decrease in cost of sales as a percent of revenue and lower restructuring costs compared to the prior year. After adjusting for the impact of restructuring costs, the adjusted operating loss improved by $25.5 compared to the prior year.
EMEA revenue represented 16.6% of consolidated revenue in 2017. Revenue declined by $16.7 or 3% compared to the prior year due to volume declines in the United Kingdom, Middle East and Africa, partially offset by revenue growth in central Europe, Iberia, Germany and France. After adjusting for $9.0 of unfavorable currency translation effects, the organic revenue decline was $7.7 or 2%.
Cost of sales as a percent of revenue decreased significantly in 2017 compared to the prior year, driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year. We incurred approximately $3 of costs related to these issues in 2017 compared to approximately $26 in 2016. The 2017 results also benefited from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix.

Operating expenses in 2017 increased by $3.4 compared to the prior year and reflected higher costs associated with our new Learning + Innovation Center in Munich partially offset by favorable currency translation effects. Operating expenses as a percent of revenue increased by 160 basis points in 2017.
Restructuring costs of $2.5 incurred in 2017 were related to the closure of the Durlangen facility which was completed in Q1 2017 and the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $20.4 incurred in 2016 primarily related to the same two projects. See further discussion in Note 19 to the consolidated financial statements.
2016 compared to 2015
Operating results in EMEA reflected a significant decrease in restructuring costs compared to the prior year, offset by an increase in cost of sales and operating expenses as a percent of revenue compared to the prior year. EMEA's adjusted operating loss increased by $11.7.
EMEA revenue represented 17.0% of consolidated revenue in 2016. Revenue for 2016 reflected $79.2 of unfavorable currency translation effects and a $3.2 unfavorable impact from divestitures. Organic revenue growth was $7.6 or 1%, driven by growth in Iberia.
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
Restructuring costs of $20.4 incurred in 2016 primarily consisted of costs associated with the closure of the Durlangen facility and severance provisions related to the relocation of activities to the Learning + Innovation Center in Munich. Net restructuring costs of $50.6 incurred in 2015 were primarily associated with the transfer of the assets and activities of the Wisches manufacturing facility to a third party and costs related to the closure of the Durlangen facility.
Other
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.

Statement of Operations Data—Other	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Revenue	$296.6	100.0%	$283.4	100.0%	$283.6	100.0%
Cost of sales	193.7	65.3	185.6	65.5	191.7	67.6
Restructuring costs	—	—	—	—	—	—
Gross profit	102.9	34.7	97.8	34.5	91.9	32.4
Operating expenses	89.9	30.3	86.6	30.5	87.1	30.7
Restructuring costs	—	—	—	—	—	—
Operating income	$13.0	4.4%	$11.2	4.0%	$4.8	1.7%

Organic Revenue Growth—Other	Year Ended
	February 24, 2017	February 26, 2016
Prior year revenue	$283.4	$283.6
Currency translation effects *	(2.6)	(11.9)
Prior year revenue, adjusted	280.8	271.7
Current year revenue	296.6	283.4
Organic growth $	$15.8	$11.7
Organic growth %	6%	4%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income—Other	Year Ended
	February 24, 2017		February 26, 2016		February 27, 2015
Operating income	$13.0	4.4%	$11.2	4.0%	$4.8	1.7%
Add: restructuring costs	—	—	—	—	—	—
Adjusted operating income	$13.0	4.4%	$11.2	4.0%	$4.8	1.7%
2017 compared to 2016
Operating results in the Other category improved in 2017 compared to the prior year driven by improved performance in Asia Pacific, partially offset by lower income at PolyVision, while operating performance at Designtex was consistent with the prior year. The 2017 performance in Asia Pacific represented record sales and operating income levels.
Revenue in the Other category represented 9.8% of consolidated revenue in 2017. Revenue in 2017 increased by $13.2 or 5% compared to the prior year due to strong growth in Asia Pacific and Designtex partially offset by lower volume at PolyVision.
Cost of sales as a percent of revenue decreased slightly in 2017 compared to the prior year. Asia Pacific and Designtex posted improvements, while gross margin performance at PolyVision was consistent with the prior year.
Operating expenses as a percent of revenue decreased slightly in 2017 compared to the prior year. The improvement was driven by Asia Pacific, while operating expenses as a percent of revenue at Designtex and PolyVision increased modestly compared with the prior year.
2016 compared to 2015
Revenue in the Other category represented 9.3% of consolidated revenue in 2016. Operating results in the Other category in 2016 improved significantly compared to the prior year. Improved operating performance in Asia

Pacific offset lower operating performance at PolyVision, while operating performance at Designtex was comparable to the prior year.
Cost of sales as a percent of revenue decreased by 210 basis points in 2016 compared to the prior year. Improvements in Asia Pacific were partially offset by higher costs at PolyVision. The decrease in cost of sales in Asia Pacific was driven by favorable foreign currency exchange rates and improved business and product mix.
Asia Pacific recorded operating income in the 2016 compared to an operating loss in the prior year. The improvement was driven by organic revenue growth, favorable foreign currency exchange rates and improved business mix.
Operating income at PolyVision declined compared to the prior year. The decline was driven by reduced volume, an increase in cost of sales as a percent of revenue and higher operating expense.
Corporate
Corporate expenses include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data—Corporate	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Operating expenses	$37.1	$37.5	$37.0
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

Liquidity Sources	February 24, 2017	February 26, 2016
Cash and cash equivalents	$197.1	$181.9
Short-term investments	73.4	84.1
Company-owned life insurance	168.8	160.4
Availability under credit facilities	150.3	151.7
Total liquidity	$589.6	$578.1
As of February 24, 2017, we held a total of $270.5 in cash and cash equivalents and short-term investments. The majority of our short-term investments are located in the U.S. Of our total $197.1 in cash and cash equivalents, 72% was located in the U.S. and the remaining 28%, or $56.0, was located outside of the U.S., primarily in France, China (including Hong Kong), Mexico, and Canada. Amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends, but we do not anticipate repatriating such amounts or needing them for operations in the U.S. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Net cash flow provided by (used in):
Operating activities	$170.7	$186.4	$84.2
Investing activities	(48.4)	(87.8)	(14.3)
Financing activities	(105.9)	(90.1)	(89.8)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(3.1)	(5.4)
Net increase (decrease) in cash and cash equivalents	15.2	5.4	(25.3)
Cash and cash equivalents, beginning of period	181.9	176.5	201.8
Cash and cash equivalents, end of period	$197.1	$181.9	$176.5
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Net income	$124.6	$170.3	$86.1
Depreciation and amortization	60.3	65.7	59.9
Gain from partial sale of investment in unconsolidated affiliate	—	(8.5)	—
Deferred income taxes	26.8	(68.3)	0.4
Restructuring gains on sale of fixed assets	—	(2.8)	(12.0)
Non-cash stock compensation	19.8	21.0	18.4
Equity in income of unconsolidated affiliates	(9.7)	(13.4)	(15.2)
Dividends received from unconsolidated affiliates	9.9	12.4	10.7
Other	(8.8)	0.3	(5.1)
Changes in accounts receivable, inventories and accounts payable	16.3	3.4	(58.3)
Assets related to derivative instruments	(1.8)	22.3	(23.8)
VAT recoverable	17.0	(28.9)	(4.3)
Long-term income taxes receivable	(18.5)	—	—
Changes in employee compensation liabilities	(8.8)	20.4	(0.8)
Changes in other operating assets and liabilities	(56.4)	(7.5)	28.2
Net cash provided by operating activities	$170.7	$186.4	$84.2
The decrease in cash provided by operating activities in 2017 compared to 2016 was partially driven by higher variable compensation payments compared to the prior year and a decrease in various accrued expense accounts offset by a reduction in VAT recoverable. 2016 also included proceeds from the settlement of foreign exchange forward contracts. The increase in cash provided by operating activities in 2016 compared to 2015 was largely due to a decrease in the use of working capital related to modest organic revenue growth in Q4 2016 compared to strong organic revenue growth in Q4 2015 and the settlement of foreign exchange contracts, partially offset by an increase in VAT recoverable.

Cash used in investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Capital expenditures	$(61.1)	$(93.4)	$(97.5)
Proceeds from disposal of fixed assets	1.9	5.6	19.7
Purchases of investments	(112.6)	(105.7)	(91.4)
Liquidations of investments	126.6	95.1	149.1
Proceeds from partial sale of investment in unconsolidated affiliate	—	18.0	—
Other	(3.2)	(7.4)	5.8
Net cash used in investing activities	$(48.4)	$(87.8)	$(14.3)
Capital expenditures in 2017 were primarily related to investments in manufacturing operations and the establishment of the Learning + Innovation Center in Munich. Capital expenditures in 2016 included $26.0 in progress payments toward a new aircraft and investments in manufacturing operations. Capital expenditures in 2015 were primarily related to investments in manufacturing operations, including a new manufacturing location in the Czech Republic, and product development.
Liquidations of short-term investments were higher in 2017 compared to 2016 in order to fund higher variable compensation payments and other liquidity needs. The net increase in investments in 2016 was related to our increase in cash provided by operating activities and the proceeds from the partial sale of an investment in an unconsolidated affiliate. The net reduction in investments in 2015 was primarily related to the funding of restructuring costs in EMEA.
Cash provided by investing activities in 2015 included the receipt of proceeds related to the sale of a former manufacturing facility.
Cash used in financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Dividends paid	$(58.5)	$(57.0)	$(52.5)
Common stock repurchases	(48.4)	(56.4)	(36.3)
Excess tax benefit from vesting of stock awards	3.3	7.0	1.6
Net borrowings and repayments of debt	(2.3)	16.3	(2.6)
Net cash used in financing activities	$(105.9)	$(90.1)	$(89.8)
We paid dividends of $0.12, $0.1125 and $0.105 per common share during each quarter in 2017, 2016 and 2015, respectively. On March 21, 2017, our Board of Directors declared a dividend of $0.1275 per common share to be paid in Q1 2018.
During 2017, 2016 and 2015, we made common stock repurchases of $48.4, $56.4, and $36.3, respectively, all of which related to our Class A Common Stock. As of February 24, 2017, we had $126.5 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, were $6.9, $13.0, and $4.9 in 2017, 2016 and 2015, respectively.
Capital Resources
Off-Balance Sheet Arrangements
We are contingently liable under loan and lease guarantees for certain independent dealers in the event of default or non-performance of the financial repayment of a liability. In certain cases, we also guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 24, 2017 and February 26, 2016, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 24, 2017 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$297.4	$2.8	$5.5	$254.0	$35.1
Estimated interest on debt obligations	68.7	16.8	33.5	17.4	1.0
Operating leases	211.4	50.3	71.1	43.5	46.5
Committed capital expenditures	21.6	21.6	—	—	—
Purchase obligations	63.6	39.8	17.1	6.7	—
Other liabilities	0.9	0.9	—	—	—
Employee benefit and compensation obligations	278.8	148.0	36.0	18.7	76.1
Total	$942.4	$280.2	$163.2	$340.3	$158.7
Total consolidated debt as of February 24, 2017 was $297.4. Of our total debt, $248.8 is in the form of term notes due in 2021 and $48.0 is related to financing secured by two of our corporate aircraft due in 2024.
We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2026. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
Committed capital expenditures represent obligations we have related to property, plant and equipment purchases.
Purchase obligations represent obligations under non-cancelable contracts to purchase goods or services beyond the needs of meeting current backlog or production.
Other liabilities represent obligations for foreign exchange forward contracts.
Employee benefit and compensation obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution, severance arrangements and variable compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of the Compensation Committee of our Board of Directors. We limited our disclosure of post-retirement and pension contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 13 to the consolidated financial statements for additional information.
The contractual obligations table above is presented as of February 24, 2017. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.

Liquidity Facilities
Our total liquidity facilities as of February 24, 2017 were:

Liquidity Facilities	February 24, 2017
Global committed bank facility	$125.0
Various uncommitted lines	25.3
Total credit lines available	150.3
Less: borrowings outstanding	—
Available capacity	$150.3
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. This facility amended and restated our former facility which was scheduled to expire in Q1 2018. As of February 24, 2017, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings under uncommitted facilities as of February 24, 2017.
In addition, we have credit agreements of $35.2 which can be utilized to support letters of credit, bank guarantees, or foreign exchange contracts. Letters of credit and bank guarantees of $12.3 were outstanding under these facilities as of February 24, 2017. We had no draws against our standby letters of credit during 2017 or 2016.
Total consolidated debt as of February 24, 2017 was $297.4. Our debt primarily consists of $248.8 in term notes due in Q4 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 24, 2017 of $48.0. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by two of our corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
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
We expect capital expenditures to total approximately $80 to $90 in 2018 compared to $61 in 2017. This amount includes investments in our global manufacturing operations, product development and new Learning + Innovation Center in Munich, Germany. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 21, 2017, we announced a quarterly dividend on our common stock of $0.1275 per share, or $15.3, to be paid in Q1 2018. Future dividends will be subject to approval by our Board of Directors.
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
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we expect to record minimal liabilities for U.S. Federal uncertain tax positions. Tax positions are reviewed regularly for state, local and non-U.S. tax liabilities associated with uncertain tax positions and balances are adjusted as new information becomes available. Our liability for uncertain tax positions in these jurisdictions is $0.2 as of February 24, 2017.
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
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 24, 2017, we recorded tax benefits from net operating loss carryforwards of $57.0. We also have recorded valuation allowances totaling $7.9 against these assets, which reduced our recorded tax benefit to $49.1. It is considered more likely than not that a $49.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
During 2017, we amended certain of our U.S. federal income tax returns for prior periods to claim an aggregate of $17.0 of foreign tax credits. We believe that the refunds generated by these amendments will not be received within the next 12 months, and we have classified them as non-current assets. As of February 24, 2017, the remaining deferred tax assets related to tax credit carryforwards was $17.4 and consisted primarily of U.S. foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining excess foreign tax credits (as well as the remaining other credits) within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and also expect to fully utilize these credits within the allowable carryover period. Similar to our treatment of operating loss carryforwards, a valuation allowance would be established on the credit carryforwards if available evidence raises doubt about their expected realization.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2017 of approximately $6.7.
See Note 15 to the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2017, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision.
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
During Q4 2017, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 10.0% to 15.0%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates, expected levels of operating income and estimated capital investment, are consistent with our current internal projections. These assumptions could change over time, which may result in future impairment charges.
There were no impairments for any reporting units in 2017.
As of February 24, 2017, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$88.2	$12.6
EMEA	—	0.3
Other category	18.5	3.9
Total	$106.7	$16.8
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,297.0
Other category	33.0
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,094.0
Other category	25.0
As of February 24, 2017, no reporting unit had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
See Note 2 and Note 10 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 24, 2017 and February 26, 2016, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 24, 2017	February 26, 2016	February 24, 2017	February 26, 2016
Fair value of plan assets	$46.7	$47.3	$—	$—
Benefit plan obligations	96.8	93.4	46.0	66.2
Funded status	$(50.1)	$(46.1)	$(46.0)	$(66.2)
The post-retirement medical and life insurance plans are unfunded. As of February 24, 2017, approximately 67% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. Our investments in whole life and variable life COLI policies with a net cash surrender value of $168.8 as of February 24, 2017 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
Based on consolidated benefit obligations as of February 24, 2017, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2017 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $7. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 24, 2017, our initial rate of 7.28% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 24, 2017, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2017 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2017, 2016 and 2015, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the United Kingdom pound sterling, the Mexican peso, the Chinese renminbi and the Malaysian ringgit. Revenue from foreign locations represented approximately 31% of our consolidated revenue in 2017, 30% in 2016 and 32% in 2015. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often hedged with foreign currency derivatives or netted with offsetting exposures at other entities. We do not use derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have decreased operating income by less than $5 in 2017 and increased operating income by less than $5 in 2016 and 2015. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 24, 2017 and February 26, 2016, the cumulative net currency translation adjustments reduced shareholders’ equity by $63.3 and $50.9, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income (expense), net on the Consolidated Statements of Income. In 2017 net foreign exchange gains were $3.4. In 2016 and 2015, net foreign currency exchange losses were $4.0 and $5.0, respectively.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our short-term and long-term investments and short-term and long-term borrowings. Our short-term investments are primarily invested in U.S. agency debt securities, U.S. government debt securities and highly-rated corporate debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $48.0 and $50.1 as of February 24, 2017 and February 26, 2016, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2017, 2016 and 2015, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our managed fixed-income investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes. In addition, our investment manager actively manages certain investments, thus our results could be better or worse than market returns. As of February 24, 2017, approximately 57% of our fixed-income investments mature within one year, approximately 10% in two years, approximately 10% in three years and approximately 23% in four or more years.
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
As a result of changes in commodity costs, cost of sales decreased approximately $6 and $40 during 2017 and 2016, respectively, and cost of sales increased approximately $6 in 2015. The decrease in commodity costs during 2017 was driven primarily by lower transportation and other costs, partially offset by higher steel costs. The decrease in commodity costs during 2016 was driven primarily by lower steel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12 in 2017, 2016 and 2015. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. Our variable life COLI policies were allocated at approximately 40% fixed income and 60% equity investments as of February 24, 2017.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income in 2017, 2016 and 2015 by approximately $3, $3 and $2, respectively. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 24, 2017.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 24, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 24, 2017 of the Company and our report dated April 14, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
STEELCASE INC.
GRAND RAPIDS, MICHIGAN
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the “Company”) as of February 24, 2017 and February 26, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 24, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steelcase Inc. and subsidiaries at February 24, 2017 and February 26, 2016 and the results of their operations and their cash flows for each of the three years in the period ended February 24, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 24, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
April 14, 2017

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Revenue	$3,032.4	$3,060.0	$3,059.7
Cost of sales	2,017.8	2,075.5	2,106.2
Restructuring costs	4.2	13.3	37.5
Gross profit	1,010.4	971.2	916.0
Operating expenses	809.3	790.0	768.0
Restructuring costs	0.9	6.6	3.1
Operating income	200.2	174.6	144.9
Interest expense	(17.2)	(17.6)	(17.7)
Investment income	1.4	1.5	1.4
Other income, net	11.9	16.3	8.4
Income before income tax expense	196.3	174.8	137.0
Income tax expense	71.7	4.5	50.9
Net income	$124.6	$170.3	$86.1
Earnings per share:
Basic	$1.03	$1.37	$0.69
Diluted	$1.03	$1.36	$0.68

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Net income	$124.6	$170.3	$86.1

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	(1.4)	(0.2)	—
Pension and other post-retirement liability adjustments	4.7	2.6	(16.8)
Derivative adjustments	—	—	0.1
Foreign currency translation adjustments	(12.4)	(12.2)	(19.2)
Total other comprehensive income (loss), gross	(9.1)	(9.8)	(35.9)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	0.5	—	—
Pension and other post-retirement liability adjustments	(2.4)	(0.4)	5.7
Derivative adjustments	—	—	—
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	(1.9)	(0.4)	5.7

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.9)	(0.2)	—
Pension and other post-retirement liability adjustments	2.3	2.2	(11.1)
Derivative adjustments	—	—	0.1
Foreign currency translation adjustments	(12.4)	(12.2)	(19.2)
Total other comprehensive income (loss), net	(11.0)	(10.2)	(30.2)
Comprehensive income	$113.6	$160.1	$55.9

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 24, 2017	February 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$197.1	$181.9
Short-term investments	73.4	84.1
Accounts receivable, net of allowances of $11.2 and $11.7	307.6	322.7
Inventories	163.1	159.4
Prepaid expenses	19.1	19.6
Other current assets	58.9	56.2
Total current assets	819.2	823.9
Property, plant and equipment, net of accumulated depreciation of $959.6 and $936.8	408.1	411.6
Company-owned life insurance ("COLI")	168.8	160.4
Deferred income taxes	179.6	211.6
Goodwill	106.7	106.4
Other intangible assets, net of accumulated amortization of $43.2 and $42.7	16.8	13.7
Investments in unconsolidated affiliates	50.5	51.0
Other assets	42.3	30.0
Total assets	$1,792.0	$1,808.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216.8	$209.6
Short-term borrowings and current portion of long-term debt	2.8	2.5
Accrued expenses:
Employee compensation	154.3	169.9
Employee benefit plan obligations	35.0	36.5
Accrued promotions	19.0	21.7
Customer deposits	15.9	18.6
Product warranties	20.4	20.5
Other	59.2	78.2
Total current liabilities	523.4	557.5
Long-term liabilities:
Long-term debt less current maturities	294.6	296.6
Employee benefit plan obligations	134.3	142.5
Other long-term liabilities	73.2	75.1
Total long-term liabilities	502.1	514.2
Total liabilities	1,025.5	1,071.7
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 85,975,298 and 87,759,355 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 31,348,049 and 31,611,411 issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(50.6)	(39.6)
Retained earnings	817.1	776.5
Total shareholders’ equity	766.5	736.9
Total liabilities and shareholders’ equity	$1,792.0	$1,808.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 28, 2014	122,876,764	$—	$—	$—	$0.8	$676.3	$677.1
Common stock issuance	48,064			0.8			0.8
Common stock repurchases	(2,365,897)			(14.6)		(21.7)	(36.3)
Tax effect of exercise of stock awards				1.6			1.6
Performance units issued as common stock	453,627
Restricted stock units issued as common stock	455,989
Performance units and restricted stock units expense				17.6			17.6
Other repurchases related to stock vested not yet issued				(0.4)			(0.4)
Other comprehensive income (loss)					(30.2)		(30.2)
Dividends paid ($0.42 per share)						(52.5)	(52.5)
Net income						86.1	86.1
February 27, 2015	121,468,547	$—	$—	$5.0	$(29.4)	$688.2	$663.8
Common stock issuance	39,052			0.7			0.7
Common stock repurchases	(3,737,573)			(31.4)		(25.0)	(56.4)
Tax effect of exercise of stock awards				7.0			7.0
Performance units issued as common stock	1,026,000
Restricted stock units issued as common stock	574,740
Performance units and restricted stock units expense				20.3			20.3
Other repurchases related to stock vested not yet issued				(1.6)			(1.6)
Other comprehensive income (loss)					(10.2)		(10.2)
Dividends paid ($0.45 per share)						(57.0)	(57.0)
Net income						170.3	170.3
February 26, 2016	119,370,766	$—	$—	$—	$(39.6)	$776.5	$736.9
Common stock issuance	48,045			0.7			0.7
Common stock repurchases	(3,507,238)			(22.9)		(25.5)	(48.4)
Tax effect of exercise of stock awards				3.3			3.3
Performance units issued as common stock	469,232
Restricted stock units issued as common stock	942,542
Performance units and restricted stock units expense				19.1			19.1
Other repurchases related to stock vested not yet issued				(0.2)			(0.2)
Other comprehensive income (loss)					(11.0)		(11.0)
Dividends paid ($0.48 per share)						(58.5)	(58.5)
Net income						124.6	124.6
February 24, 2017	117,323,347	$—	$—	$—	$(50.6)	$817.1	$766.5

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
OPERATING ACTIVITIES
Net income	$124.6	$170.3	$86.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.3	65.7	59.9
Gain from partial sale of investment in unconsolidated affiliate	—	(8.5)	—
Deferred income taxes	26.8	(68.3)	0.4
Restructuring gains on sale of fixed assets	—	(2.8)	(12.0)
Non-cash stock compensation	19.8	21.0	18.4
Equity in income of unconsolidated affiliates	(9.7)	(13.4)	(15.2)
Dividends received from unconsolidated affiliates	9.9	12.4	10.7
Other	(8.8)	0.3	(5.1)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	11.9	0.7	(43.7)
Inventories	(5.1)	6.8	(27.2)
Assets related to derivative instruments	(1.8)	22.3	(23.8)
VAT recoverable	17.0	(28.9)	(4.3)
Long-term income taxes receivable	(18.5)	—	—
Other assets	(19.6)	2.9	12.1
Accounts payable	9.5	(4.1)	12.6
Employee compensation liabilities	(8.8)	20.4	(0.8)
Accrued expenses and other liabilities	(36.8)	(10.4)	16.1
Net cash provided by operating activities	170.7	186.4	84.2
INVESTING ACTIVITIES
Capital expenditures	(61.1)	(93.4)	(97.5)
Proceeds from disposal of fixed assets	1.9	5.6	19.7
Purchases of investments	(112.6)	(105.7)	(91.4)
Liquidations of investments	126.6	95.1	149.1
Proceeds from partial sale of investment in unconsolidated affiliate	—	18.0	—
Other	(3.2)	(7.4)	5.8
Net cash used in investing activities	(48.4)	(87.8)	(14.3)
FINANCING ACTIVITIES
Dividends paid	(58.5)	(57.0)	(52.5)
Common stock repurchases	(48.4)	(56.4)	(36.3)
Excess tax benefit from vesting of stock awards	3.3	7.0	1.6
Borrowings of long-term debt and lines of credit, net of issuance costs	—	51.1	—
Repayment of long-term debt and lines of credit	(2.3)	(34.8)	(2.6)
Net cash used in financing activities	(105.9)	(90.1)	(89.8)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(3.1)	(5.4)
Net increase (decrease) in cash and cash equivalents	15.2	5.4	(25.3)
Cash and cash equivalents, beginning of period	181.9	176.5	201.8
Cash and cash equivalents, end of period	$197.1	$181.9	$176.5
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$67.7	$57.0	$60.4
Interest paid, net of amounts capitalized	$17.0	$17.1	$17.2

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,700 employees. We operate manufacturing and distribution center facilities in 21 principal locations. We distribute products through various channels, including independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 18.

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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 24, 2017, February 26, 2016 and February 27, 2015 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Foreign Currency
For most foreign operations, local currencies are considered the functional currencies. We translate assets and liabilities of these subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets unless and until a sale or a substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the applicable period.
Foreign currency transaction gains and losses, net of derivative impacts, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income, net on the Consolidated Statements of Income.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 24, 2017 and February 26, 2016 was $2.5, and consisted of funds held in escrow for potential future workers’ compensation claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Long-lived assets such as property, plant and equipment are tested for impairment when conditions indicate that the carrying value may not be recoverable. We evaluate several conditions, including, but not limited to, the following: a significant decrease in the market price of an asset or an asset group; a significant adverse change in the extent or manner in which a long-lived asset is being used, including an extended period of idleness; and a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We review the carrying value of our held and used long-lived assets utilizing estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation, product liability and employee medical, dental, and short-term disability claims. We purchase insurance coverage to reduce our exposure to significant levels of certain of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 24, 2017	February 26, 2016
Assets:
Long-term - Other assets	$4.0	$4.0
Liabilities:
Current - Accrued expenses - other	2.4	3.5
Long-term - Other long-term liabilities	13.9	13.4
	16.3	16.9
Net reserve	$12.3	$12.9
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 24, 2017	February 26, 2016
Assets:
Long-term - Other long-term assets	$2.4	$2.7
Liabilities:
Current - Accrued expenses - other	1.4	1.5
Long-term - Other long-term liabilities	7.3	8.3
	8.7	9.8
Net reserve	$6.3	$7.1
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
The estimate for unpaid employee medical, dental, and short-term disability claims incurred as of February 24, 2017 and February 26, 2016 was $4.5 and $3.8, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.
Product Warranties
We offer warranties ranging from 3 years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Balance as of beginning of period	$42.1	$39.4	$37.3
Accruals related to product warranties, recalls and retrofits	19.5	18.1	17.1
Reductions for settlements	(20.1)	(16.0)	(13.6)
Currency translation adjustments	(0.2)	0.6	(1.4)
Balance as of end of period	$41.3	$42.1	$39.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our reserve for estimated settlements expected to be paid beyond one year as of February 24, 2017 and February 26, 2016 was $20.9 and $21.6, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
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
Environmental Matters
Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments are fixed or reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 24, 2017	February 26, 2016
Current:
Accrued expenses - other	$0.6	$1.0
Long-Term:
Other long-term liabilities	3.3	3.5
Total environmental contingencies (discounted)	$3.9	$4.5
The environmental liabilities were discounted using a rate of 4.0% as of February 24, 2017 and February 26, 2016. Our undiscounted liabilities were $4.8 and $5.7 as of February 24, 2017 and February 26, 2016, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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
Revenue Recognition
Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when title and risks associated with ownership have passed to the dealer or customer. Under sales contracts with our dealers, this typically occurs when product is shipped to the dealer or directly to the customer. In cases where we have a direct sales contract with the customer, title and risks associated with ownership often transfer upon delivery or acceptance by the customer. Revenue from services is recognized when the services have been rendered. Revenue does not include sales tax, as we consider ourselves a pass-through entity for collecting and remitting sales taxes.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales
Cost of sales includes material, labor and overhead. Included within these categories are such items as compensation expense, logistics costs (including shipping and handling costs), facilities expense, depreciation and warranty expense.
Operating Expenses
Operating expenses include selling, general and administrative expenses not directly related to the procurement, manufacturing and delivery of our products. Included in these expenses are items such as employee compensation expense, research and development expense, rental expense, depreciation, royalty expense, information technology services, professional services and travel and entertainment expense.
Research and Development Expenses
Research and development expenses, which are expensed as incurred, were $35.8 for 2017, $33.0 for 2016 and $35.4 for 2015.

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
Restricted stock units and performance units are credited to shareholders' equity as they are expensed over the requisite service periods based on the grant date fair value of the shares expected to be issued. See Note 16 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $297.4 and $299.1 as of February 24, 2017 and February 26, 2016, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $330 and $326 as of February 24, 2017 and February 26, 2016, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 6 and Note 12 for additional information.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany loans and certain forecasted transactions. The foreign exchange forward contracts relate principally to the euro, the Mexican peso, the United Kingdom pound sterling, the Canadian dollar, the Australian dollar and the Japanese yen. See Note 6 for additional information.
Assets and liabilities related to derivative instruments as of February 24, 2017 and February 26, 2016 are summarized below:

Consolidated Balance Sheets	February 24, 2017	February 26, 2016
Other current assets	$3.5	$1.8
Accrued expenses	(0.9)	(3.3)
Total net fair value of derivative instruments (1)	$2.6	$(1.5)
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $101.2 as of February 24, 2017 and $145.4 as of February 26, 2016.
Net gains (losses) recognized from derivative instrument activity in 2017, 2016 and 2015 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Cost of sales	$(1.1)	$(0.8)	$(1.6)
Operating expenses	0.8	(0.8)	(0.6)
Other income, net	1.2	3.0	23.8
Total net gains	$0.9	$1.4	$21.6
The net gains or losses recognized from derivative instruments in other income, net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.

3.	NEW ACCOUNTING STANDARDS
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangible - Goodwill and Other (Topic 350), which simplifies the test of goodwill impairment. The updated guidance eliminates Step 2 of the goodwill impairment test which required an entity to compare the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The goodwill impairment test will now only require an entity to perform its annual, or interim, comparison of the fair value of a reporting unit to its carrying amount. The amended guidance should be adopted on a prospective basis for the annual, or any interim, goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to early adopt this standard as of the date of our next interim or annual goodwill impairment test. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2016 and August 2016, the FASB issued ASU No. 2016-18 and ASU No. 2016-15, Statement of Cash Flows (Topic 230), which update the guidance as to how restricted cash, certain cash receipts and certain cash payments should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In October 2015, FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We plan to adopt this accounting guidance in Q1 2018. The updated guidance will not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We plan to adopt this accounting guidance in Q1 2018. Under the new standard the income tax effects of our share-based compensation awards will be recognized as a component of income tax expense instead of as a component of additional paid-in capital.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We expect the adoption of this guidance will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact that will result from the adoption of the new standard, but based on analysis performed as of February 24, 2017, we do not anticipate a significant impact on our consolidated financial statements. We currently plan to apply the new standard using the modified retrospective method beginning in 2019.

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

Computation of Earnings per Share	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Net income	$124.6	$170.3	$86.1
Adjustment for earnings attributable to participating securities	(2.4)	(3.4)	(1.6)
Net income used in calculating earnings per share	$122.2	$166.9	$84.5
Weighted-average common shares outstanding including participating securities (in millions)	120.7	124.3	124.4
Adjustment for participating securities (in millions)	(2.3)	(2.5)	(2.3)
Shares used in calculating basic earnings per share (in millions)	118.4	121.8	122.1
Effect of dilutive stock-based compensation (in millions)	0.5	1.0	1.6
Shares used in calculating diluted earnings per share (in millions)	118.9	122.8	123.7
Earnings per share:
Basic	$1.03	$1.37	$0.69
Diluted	$1.03	$1.36	$0.68
Total common shares outstanding at period end (in millions)	117.3	119.4	121.5
Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.3	—	—

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 24, 2017 and February 26, 2016:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 27, 2015	$0.8	$8.5	$(38.7)	$(29.4)
Other comprehensive income (loss) before reclassifications	—	7.2	(12.2)	(5.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	(5.0)	—	(5.2)
Net other comprehensive income (loss) during period	(0.2)	2.2	(12.2)	(10.2)
Balance as of February 26, 2016	$0.6	$10.7	$(50.9)	$(39.6)
Other comprehensive income (loss) before reclassifications	(0.5)	6.8	(12.4)	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	(4.5)	—	(4.9)
Net other comprehensive income (loss) during period	(0.9)	2.3	(12.4)	(11.0)
Balance as of February 24, 2017	$(0.3)	$13.0	$(63.3)	$(50.6)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 24, 2017 and February 26, 2016:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 24, 2017	February 26, 2016
Unrealized gains on investments	$(0.5)	$(0.2)	Other income (expense), net
	0.1	—	Income tax expense
	(0.4)	(0.2)	Net income
Amortization of pension and other post-retirement liability adjustments
Actuarial (gains) losses	(0.2)	0.2	Cost of sales
Actuarial losses	0.1	0.8	Operating expenses
Prior service credit	(4.0)	(4.2)	Cost of sales
Prior service credit	(4.8)	(5.0)	Operating expenses
Settlements	0.9	—	Cost of sales
	3.5	3.2	Income tax expense
	(4.5)	(5.0)	Net income
Total reclassifications	$(4.9)	$(5.2)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	FAIR VALUE
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 24, 2017 and February 26, 2016 are summarized below:

Fair Value of Financial Instruments	February 24, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$197.1	$—	$—	$197.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	33.6	—	33.6
U.S. agency debt securities	—	18.6	—	18.6
Municipal debt securities	—	15.1	—	15.1
Asset-backed securities	—	3.7	—	3.7
U.S. government debt securities	2.4	—	—	2.4
Foreign exchange forward contracts	—	3.5	—	3.5
Auction rate securities	—	—	3.5	3.5
	$202.0	$74.5	$3.5	$280.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.9)	$—	$(0.9)
	$—	$(0.9)	$—	$(0.9)

Fair Value of Financial Instruments	February 26, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$181.9	$—	$—	$181.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	31.7	—	31.7
U.S. agency debt securities	—	34.7	—	34.7
Municipal debt securities	—	0.3	—	0.3
Asset-backed securities	—	9.2	—	9.2
U.S. government debt securities	8.2	—	—	8.2
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate securities	—	—	4.4	4.4
Canadian asset-backed commercial paper restructuring notes	—	3.1	—	3.1
	$192.6	$80.8	$4.4	$277.8
Liabilities:
Foreign exchange forward contracts	$—	$(3.3)	$—	$(3.3)
	$—	$(3.3)	$—	$(3.3)

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
The cost basis for these investments, determined using the specific identification method, was $73.4 and $84.1 as of February 24, 2017 and February 26, 2016, respectively. Net unrealized losses were $0.1 for 2017 and $0.0 for 2016. As of February 24, 2017, approximately 57% of the debt securities mature within one year, approximately 10% in two years, approximately 10% in three years and approximately 23% in four or more years.
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
Canadian Asset-Backed Commercial Paper Restructuring Notes
As of February 26, 2016, we held four floating-rate Canadian asset-backed commercial paper restructuring notes. These notes replaced an investment in Canadian asset-backed commercial paper, which, as a result of a lack of liquidity in the market in 2008, failed to settle on maturity and went into default. These assets were considered to be Level 2 investments due to increased market liquidity and price transparency since that time. All four notes have been liquidated as of February 24, 2017.
Auction Rate Securities
As of February 24, 2017, we held auction rate securities (“ARS”) with a total par value of $6.5. While there has been no payment default with respect to our ARS, these investments are not widely traded and therefore do not currently have a readily determinable market value. We receive higher penalty interest rates on the securities ranging from 30-Day LIBOR plus 2.0 to 2.5%. We have the intent and ability to hold these securities until recovery of market value or maturity, and we believe the current inability to easily liquidate these investments will have no impact on our ability to fund our ongoing operations.
To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to each security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S.  Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities. These assumptions are based on our current judgment and our view of current market conditions. Based upon these factors, ARS with an original par value of approximately $6.5 have been adjusted to an estimated fair value of $3.5 as of February 24, 2017. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized losses on our ARS investments of $2.5 and $0.5, respectively. The investments other-than-temporarily impaired were impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. A deterioration in market conditions or the use of different assumptions could result in a different valuation and additional impairments. For example, an increase to the discount rate of 100 basis points would reduce the estimated fair value of our investment in ARS by approximately $0.4.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 24, 2017 and February 26, 2016:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 27, 2015	$9.7
Unrealized gain on investments	(0.1)
Redemption of auction rate securities at par	(5.2)
Balance as of February 26, 2016	$4.4
Unrealized loss on investments	$(0.9)
Balance as of February 24, 2017	$3.5
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2017 or 2016. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

7.	INVENTORIES

Inventories	February 24, 2017	February 26, 2016
Raw materials and work-in-process	$79.6	$80.4
Finished goods	101.7	96.9
	181.3	177.3
Revaluation to LIFO	18.2	17.9
	$163.1	$159.4
The portion of inventories determined by the LIFO method aggregated $77.9 and $76.3 as of February 24, 2017 and February 26, 2016, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 24, 2017	February 26, 2016
Land		$31.7	$32.7
Machinery and equipment	3 – 15	703.8	660.7
Buildings and improvements	10 – 40	383.4	379.3
Capitalized software	3 – 10	104.5	105.4
Furniture and fixtures	5 – 8	55.9	56.9
Leasehold improvements	3 – 10	59.0	56.0
Construction in progress		29.4	57.4
		1,367.7	1,348.4
Accumulated depreciation		(959.6)	(936.8)
		$408.1	$411.6
A majority of the net book value of property, plant and equipment as of February 24, 2017 relates to machinery and equipment of $184.7 and buildings and improvements of $110.2. A majority of the net book value of property, plant and equipment as of February 26, 2016 relates to machinery and equipment of $158.5 and building and improvements of $110.1. Depreciation expense on property, plant and equipment was $59.3 for 2017, $63.3 for 2016 and $57.1 for 2015. The estimated cost to complete construction in progress was $21.6 and $27.5 as of February 24, 2017 and February 26, 2016, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
Our investments in COLI policies are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations, which as of February 24, 2017 aggregated approximately $146, with a related deferred tax asset of approximately $54. The designations of our COLI investments as funding sources for our benefit obligations do not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can redesignate them to another purpose at any time.
The costs associated with the long-term benefit obligations that the investments are intended to fund are recorded in Operating expenses on the Consolidated Statements of Income. As these costs may exceed the net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in COLI policies (“COLI income”), we record all COLI income in Operating expenses on the Consolidated Statements of Income. COLI income recorded in Operating expenses on the Consolidated Statements of Income totaled $9.5 in 2017, $0.8 in 2016 and $5.8 in 2015.
The balances of our COLI investments as of February 24, 2017 and February 26, 2016 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 24, 2017	Net Cash Surrender Value
				February 24, 2017	February 26, 2016
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$125.6	$121.7
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	40% fixed income; 60% equity	43.2	38.7
				$168.8	$160.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 24, 2017 and February 26, 2016, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$90.4	$265.0	$116.5	$471.9
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 27, 2015	$88.7	$—	$18.5	$107.2
Currency translation adjustments	(0.8)	—	—	(0.8)
Goodwill	89.6	265.0	116.5	471.1
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 26, 2016	$87.9	$—	$18.5	$106.4
Currency translation adjustments	0.3	—	—	0.3
Goodwill	89.9	265.0	116.5	471.4
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 24, 2017	$88.2	$—	$18.5	$106.7
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
Based on the results of the annual impairment test, we concluded that no goodwill impairment existed as of February 24, 2017 or February 26, 2016. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 24, 2017 and February 26, 2016, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 24, 2017				February 26, 2016
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	8.3	$26.8	$23.0	$3.8	$22.8	$22.7	$0.1
Trademarks	10.0	9.0	9.0	—	9.2	9.2	—
Non-compete agreements	5.1	1.6	1.6	—	1.6	1.4	0.2
Other	5.0	9.8	9.6	0.2	10.1	9.4	0.7
		47.2	43.2	4.0	43.7	42.7	1.0
Intangible assets not subject to amortization:
Trademarks and other	n/a	12.8	—	12.8	12.7	—	12.7
		$60.0	$43.2	$16.8	$56.4	$42.7	$13.7
In 2017 and 2016, no intangible asset impairment charges were recorded.
We recorded amortization expense on intangible assets subject to amortization of $1.0 in 2017, $1.8 in 2016 and $1.6 for 2015. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Year Ending in February	Amount
2018	$0.6
2019	0.4
2020	0.4
2021	0.4
2022	0.4
$2.2
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
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in unconsolidated affiliates	February 24, 2017		February 26, 2016
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$25.2	20%-40%	$23.4	20%-40%
Manufacturing joint ventures	8.7	49%	11.5	49%
IDEO and other	9.9	10%-35%	9.6	10%-39%
	43.8		44.5
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	0.9	Less than 10%	0.7	Less than 10%
	6.7		6.5
Total investments in unconsolidated affiliates	$50.5		$51.0
Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Dealer relationships	$8.0	$6.9	$6.5
Manufacturing joint ventures	1.1	4.8	5.7
IDEO and other	0.6	1.7	3.0
Total equity in earnings of unconsolidated affiliates	$9.7	$13.4	$15.2
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
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. During Q4 2016, we sold a portion of our equity interest in IDEO and recorded a gain of $8.5 in Other income (expense), net on the Consolidated Statement on Income. As of February 24, 2017 and February 26, 2016 we owned a 10% equity interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 24, 2017	February 26, 2016
Total current assets	$177.3	$180.2
Total non-current assets	37.9	35.6
Total assets	$215.2	$215.8
Total current liabilities	$98.6	$101.7
Total long-term liabilities	9.9	11.8
Total liabilities	$108.5	$113.5

Statements of Income	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Revenue	$649.1	$635.1	$573.5
Gross profit	182.2	182.1	167.3
Income before income tax expense	40.8	43.5	49.7
Net income	36.9	40.4	46.2

Supplemental Information	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Dividends received from unconsolidated affiliates	$9.9	$12.5	$10.7
Sales to unconsolidated affiliates	270.0	273.3	277.4
Amount due from unconsolidated affiliates	10.6	10.6	11.0

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 24, 2017	Fiscal Year Maturity Range	February 24, 2017	February 26, 2016
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$248.8	$248.2
Revolving credit facilities (2)(4)		2022	—	—
Notes payable (3)	2.0%	2024	48.0	50.1
Capitalized lease obligations			—	0.1
			296.8	298.4
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0%- 9.0%		0.3	0.3
Capitalized lease obligations	1.4%	2020	0.3	0.4
Total short-term borrowings and long-term debt			297.4	299.1
Short-term borrowings and current portion of long-term debt (5)			2.8	2.5
Long-term debt			$294.6	$296.6
________________________

(1)
We have $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were issued at 99.953% of par value. The bond discount of $0.1 and direct debt issuance costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on interest rate locks related to the debt issuance and the bond discount. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the direct debt issuance costs and bond discount on the 2021 Notes was $0.3 in 2017, 2016 and 2015.

(2)
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. This facility amended and restated the former facility which was scheduled to expire in Q1 2018. As of February 24, 2017 and February 26, 2016, there were no borrowings outstanding under the facilities, our availability was not limited, and we were in compliance with all covenants under the facilities. We have $5.0 in other revolving credit facilities, from which we had no borrowings outstanding as of February 24, 2017 and February 26, 2016.

In addition, we have revolving credit agreements of $35.2 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 24, 2017, we had $12.3 in outstanding bank guarantees and standby letters of credit against these facilities. We had no draws against our standby letters of credit during 2017 or 2016.

(3)
We have a $48.0 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $32 balloon payment due in 2024. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(4)
We have unsecured uncommitted short-term credit facilities of up to $1.6 of U.S. dollar obligations and up to $18.7 of foreign currency obligations with various financial institutions available for working capital purposes as of February 24, 2017. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 24, 2017 and February 26, 2016.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 1.8% as of February 24, 2017 and February 26, 2016.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Year Ending in February	Amount
2018	$2.8
2019	2.8
2020	2.7
2021	251.4
2022	2.6
Thereafter	35.1
$297.4
Global Credit Facility
Our $125 committed five-year unsecured revolving syndicated credit facility expires in 2022. At our option, and subject to certain conditions, we may increase the aggregate commitment under the New Facility by up to $75 by obtaining at least one commitment from one of the lenders. There are currently no borrowings outstanding under the facility.
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

The facility does not include any restrictions on cash dividend payments or share repurchases. As of February 24, 2017 and February 26, 2016, we were in compliance with all covenants under the current facility and our previous unsecured revolving syndicated credit facility, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 24, 2017	February 26, 2016
Defined contribution retirement plans	$23.8	$22.5
Post-retirement medical benefits	46.0	66.2
Defined benefit pension plans	50.1	46.1
Deferred compensation plans and agreements	49.2	43.1
	$169.1	$177.9

Employee benefit plan assets
Short-term asset	$0.2	$—
Long-term asset	—	1.1
	$0.2	$1.1

Employee benefit plan obligations
Current portion	$35.0	$36.5
Long-term portion	134.3	142.5
	$169.3	$179.0

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
Total expense under all defined contribution retirement plans was $32.7 for 2017, $28.8 for 2016 and $26.3 for 2015. We expect to fund approximately $34.5 related to our defined contribution plans in 2018, including funding related to our discretionary profit sharing contributions.
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
In Q4 2017, we made changes to certain retiree participation assumptions based on the results of our retiree participation experience study. These changes resulted in a reduction to the accumulated post-retirement projected benefit obligation of $17.8.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 24, 2017			February 26, 2016
	Qualified Plans		Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Domestic	Foreign		Domestic	Foreign
Plan assets	$7.9	$38.8	$—	$8.1	$39.2	$—
Projected benefit plan obligations	7.9	55.1	33.8	9.5	50.9	33.0
Funded status	$—	$(16.3)	$(33.8)	$(1.4)	$(11.7)	$(33.0)
Short-term asset	$—	$0.2	$—	$—	$—	$—
Long-term asset	$—	$—	$—	$—	$1.1	$—
Current liability	—	(0.1)	(3.5)	—	(0.1)	(3.4)
Long-term liability	—	(16.4)	(30.3)	(1.4)	(12.7)	(29.6)
Total benefit plan obligations	$—	$(16.3)	$(33.8)	$(1.4)	$(11.7)	$(33.0)
Accumulated benefit obligation	$7.9	$51.0	$33.5	$9.5	$47.2	$32.6

As of February 24, 2017, we had two qualified domestic plans in fully funded status and one qualified foreign plan in an over-funded status, as plan assets of $18.4 exceeded projected benefit plan obligations of $18.2 by $0.2. Subsequent to year-end, we entered into agreements to annuitize the remaining benefit plan obligations, resulting in a settlement charge of approximately $7 for losses previously accumulated in other comprehensive income for these three plans.
Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Assets, Benefit Obligations and Funded Status	Defined Benefit Pension Plans		Post-Retirement Plans
	February 24, 2017	February 26, 2016	February 24, 2017	February 26, 2016
Change in plan assets:
Fair value of plan assets, beginning of year	$47.3	$54.5	$—	$—
Actual return on plan assets	4.7	(1.2)	—	—
Employer contributions	6.0	4.0	5.2	3.4
Plan participants’ contributions	—	—	2.3	2.7
Estimated Medicare subsidies received	—	—	0.1	0.1
Expenses	(0.2)	(0.2)	—	—
Currency changes	(2.7)	(4.2)	—	—
Benefits paid	(8.4)	(5.6)	(7.6)	(6.2)
Fair value of plan assets, end of year	46.7	47.3	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	93.4	103.6	66.2	73.7
Service cost	2.8	3.1	0.5	0.7
Interest cost	3.1	3.0	2.8	2.6
Net actuarial (gain) loss	9.4	(6.2)	(18.3)	(7.0)
Plan participants’ contributions	—	—	2.3	2.7
Medicare subsidies received	—	—	0.1	0.1
Currency changes	(3.5)	(4.5)	—	(0.4)
Benefits paid	(8.4)	(5.6)	(7.6)	(6.2)
Benefit plan obligations, end of year	96.8	93.4	46.0	66.2
Funded status	$(50.1)	$(46.1)	$(46.0)	$(66.2)

Amounts recognized on the Consolidated Balance Sheets:
Short-term asset	$0.2	$—	$—	$—
Long-term asset	—	1.1	—	—
Current liability	(3.6)	(3.5)	(3.9)	(4.5)
Long-term liability	(46.7)	(43.7)	(42.1)	(61.7)
Net amount recognized	$(50.1)	$(46.1)	$(46.0)	$(66.2)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$23.4	$19.4	$(28.4)	$(10.9)
Prior service cost (credit)	(0.7)	(0.9)	(9.3)	(17.9)
Total amounts recognized in accumulated other comprehensive income—pretax	$22.7	$18.5	$(37.7)	$(28.8)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$7.6	$0.8	$(3.7)	$(0.8)
Prior service cost (credit)	(0.2)	(0.2)	(7.0)	(8.6)
Total amounts recognized in accumulated other comprehensive income—pretax	$7.4	$0.6	$(10.7)	$(9.4)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Expense	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015	February 24, 2017	February 26, 2016	February 27, 2015
Components of expense:
Service cost	$2.8	$3.1	$3.2	$0.5	$0.7	$0.6
Interest cost	3.1	3.0	3.6	2.8	2.6	2.9
Amortization of net loss (gain)	0.7	0.9	0.8	(0.8)	0.1	(0.5)
Amortization of prior year service cost (credit)	(0.2)	(0.2)	—	(8.6)	(9.0)	(9.1)
Expected return on plan assets	(1.9)	(2.5)	(3.2)	—	—	—
Adjustment due to plan curtailment	—	—	0.1	—	—	—
Adjustment due to plan settlement	0.9	—	(2.2)	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	5.4	4.3	2.3	(6.1)	(5.6)	(6.1)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	6.9	(2.4)	7.8	(18.3)	(7.0)	4.8
Prior service cost (credit)	—	—	(1.4)	—	—	—
Amortization of gain (loss)	(1.7)	(0.9)	(0.8)	0.8	(0.1)	(0.2)
Amortization of prior year service credit (cost)	0.2	0.2	—	8.6	9.0	9.1
Gain (losses) recognized as part of the curtailment / settlement	—	—	(1.0)	—	—	—
Prior service cost recognized as a part of curtailment / settlement	—	—	(0.1)	—	—	—
Total recognized in other comprehensive income	5.4	(3.1)	4.5	(8.9)	1.9	13.7
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$10.8	$1.2	$6.8	$(15.0)	$(3.7)	$7.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Liability Adjustments	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 27, 2015	$7.7	$0.8	$8.5
Amortization of prior service cost (credit) included in net periodic pension cost	(9.2)	3.6	(5.6)
Net prior service (cost) credit during period	(9.2)	3.6	(5.6)
Net actuarial gain (loss) arising during period	9.4	(3.5)	5.9
Amortization of net actuarial (gain) loss included in net periodic pension cost	1.0	(0.4)	0.6
Net actuarial gain (loss) during period	10.4	(3.9)	6.5
Foreign currency translation adjustments	1.4	(0.1)	1.3
Current period change	2.6	(0.4)	2.2
Balance as of February 26, 2016	$10.3	$0.4	$10.7
Amortization of prior service cost (credit) included in net periodic pension cost	(8.7)	3.4	(5.3)
Net prior service (cost) credit during period	(8.7)	3.4	(5.3)
Net actuarial gain (loss) arising during period	11.4	(5.4)	6.0
Amortization of net actuarial (gain) loss included in net periodic pension cost	0.8	(0.2)	0.6
Net actuarial gain (loss) during period	12.2	(5.6)	6.6
Foreign currency translation adjustments	1.2	(0.2)	1.0
Current period change	4.7	(2.4)	2.3
Balance as of February 24, 2017	$15.0	$(2.0)	$13.0

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015	February 24, 2017	February 26, 2016	February 27, 2015
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.90%	3.30%	3.10%	3.86%	4.34%	3.73%
Rate of salary progression	2.70%	2.30%	2.30%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.60%	3.70%	3.90%	4.29%	3.72%	4.32%
Expected return on plan assets	4.30%	4.20%	4.20%
Rate of salary progression	2.80%	2.80%	2.70%
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed healthcare cost trend was 7.28% for pre-age 65 retirees as of February 24, 2017, gradually declining to 4.50% after ten years. As of February 26, 2016, the assumed healthcare cost trend was 7.72% for pre-age 65 retirees, gradually declining to 4.50% after eleven years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 24, 2017:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.2	$(0.2)
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
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 24, 2017 and February 26, 2016 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 24, 2017		February 26, 2016
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	50%	54%	57%	55%
Debt securities	29	27	34	39
Real estate	2	—	2	—
Other (1)	19	19	7	6
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 24, 2017 and February 26, 2016, by asset category are as follows:

Fair Value of Pension Plan Assets	February 24, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.3	$—	$—	$6.3
Equity securities:
International	—	23.4	—	23.4
Fixed income securities:
Bond funds	—	13.6	—	13.6
Other investments:
Group annuity contract (1)	—	—	1.9	1.9
Guaranteed insurance contracts (2)	—	—	0.7	0.7
Property funds	0.8	—	—	0.8
	$7.1	$37.0	$2.6	$46.7

Fair Value of Pension Plan Assets	February 26, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.5	$—	$—	$0.5
Equity securities:
U.S. large-cap	0.8	—	—	0.8
U.S. small-cap	0.8	—	—	0.8
U.S. index	0.8	—	—	0.8
International	—	23.8	—	23.8
Fixed income securities:
Bond funds	—	16.7	—	16.7
Other investments:
Group annuity contract (1)	—	—	2.0	2.0
Guaranteed insurance contracts (2)	—	—	1.0	1.0
Property funds	0.9	—	—	0.9
	$3.8	$40.5	$3.0	$47.3
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 24, 2017 and February 26, 2016:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 27, 2015	$2.1	$1.3
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 26, 2016	$2.0	$1.0
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 24, 2017	$1.9	$0.7
We expect to contribute approximately $5 to our pension plans and fund approximately $4 related to our post-retirement plans in 2018. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Year Ending in February	Pension Plans	Post-retirement Plans

2018 (1)	$22.8	$4.0
2019	4.7	3.9
2020	4.3	3.8
2021	3.4	3.7
2022	3.9	3.6
2023 - 2027	25.0	16.6
________________________

(1)	The future benefit plan payments in 2018 include approximately $18 related to the annuitization of three qualified plans.
Multi-Employer Pension Plan
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund based on obligations arising from a collective bargaining agreement covering 16 SC Transport Inc. employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, we are not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants and for such matters as the investment of the assets and the administration of the plan.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
If a participating employer chooses to stop participating in a multi-employer plan or otherwise has participation in the plan drop below certain levels, that employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with applicable accounting standards. Any adjustment for a withdrawal liability would be recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $27.1.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2016	2015		2017	2016	2015
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.3	$0.3	$0.3	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2016 and 2015 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution 2017
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.1%	No
At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2016.
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
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $8.5 for 2017, $5.9 for 2016 and $5.7 for 2015.

14.	CAPITAL STRUCTURE
Terms of Class A Common Stock and Class B Common Stock
The holders of common stock are generally entitled to vote as a single class on all matters upon which shareholders have a right to vote, subject to the requirements of applicable laws and the rights of any outstanding

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share Repurchases and Conversions
The 2017 and 2016 activity for share repurchases is as follows (share data in millions):

Share repurchases	Year ended
	February 24, 2017		February 26, 2016
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	3.5	$48.4	3.7	$56.4
Class B Common Stock	—	$—	—	$—
During 2017 and 2016, 0.3 million and 0.6 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Current income taxes:
Federal	$18.4	$47.7	$40.0
State and local	9.5	12.5	8.8
Foreign	17.0	12.6	1.7
	44.9	72.8	50.5
Deferred income taxes:
Federal	21.4	(12.7)	4.9
State and local	1.2	(3.3)	1.3
Foreign	4.2	(52.3)	(5.8)
	26.8	(68.3)	0.4
Income tax expense	$71.7	$4.5	$50.9
Income taxes were based on the following sources of income (loss) before income tax expense:

Source of Income (Loss) Before Income Tax Expense	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Domestic	$136.0	$114.9	$146.2
Foreign	60.3	59.9	(9.2)
	$196.3	$174.8	$137.0

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 35% as follows:

Income Tax Provision Reconciliation	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Tax expense at the U.S. federal statutory rate	$68.7	$61.2	$48.0
State and local income taxes, net of federal	6.5	6.7	6.3
Valuation allowance provisions and adjustments (1)	(2.2)	(59.9)	6.1
Foreign investment tax credits (2)	—	(1.5)	(5.7)
COLI income (3)	(3.3)	(0.7)	(2.0)
Foreign operations, less applicable foreign tax credits (4)	(2.0)	(1.6)	(1.7)
Impact of change to statutory tax rates (5)	9.3	(0.1)	0.2
Research tax credit	(1.8)	(1.9)	(1.7)
Tax reserve adjustments (6)	(5.3)	—	(2.0)
Other	1.8	2.3	3.4
Total income tax expense recognized	$71.7	$4.5	$50.9
________________________

(1)	The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments were based on various factors, which are further detailed below.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Investment tax credits were granted by the Czech Republic for investments in qualifying manufacturing equipment.

(3)	The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus death benefit gains are non-taxable.

(4)	The foreign operations, less applicable foreign tax credits, amounts include the rate differential from the U.S. rate on foreign operations.

(5)
During Q4 2017 a reduction to the French corporate tax rate was enacted and the rate reduction resulted in the revaluation of certain deferred tax assets of our French tax group, causing an increase of $7.9 to tax expense. Also during 2017, further reductions to the United Kingdom statutory rate were recognized, and these reductions increased tax expense by $1.5. Other tax rate changes in various jurisdictions accounted for $0.1 of net reductions in tax expense.

(6)
Tax reserve adjustments in 2017 related to a French income tax audit that was effectively settled upon completion in 2017. Tax reserve adjustments in 2015 related to a German income tax audit which was completed in 2015.

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 24, 2017	February 26, 2016
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$108.8	$114.4
Foreign and domestic net operating loss carryforwards	57.0	69.7
Reserves and accruals	29.8	29.1
Tax credit carryforwards	17.4	28.2
Other, net	21.2	18.9
Total deferred income tax assets	234.2	260.3
Valuation allowances	(7.9)	(10.6)
Net deferred income tax assets	226.3	249.7
Deferred income tax liabilities:
Property, plant and equipment	40.9	36.4
Intangible assets	3.6	2.7
Prepaid expenses	3.1	—
Total deferred income tax liabilities	47.6	39.1
Net deferred income taxes	$178.7	$210.6
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	179.6	211.6
Deferred income tax liabilities—non-current	(0.9)	(1.0)
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, debt requirements and cash flow needs, as well as the applicable tax laws to which our foreign subsidiaries are subject. We expect existing foreign cash, cash equivalents and cash flows from future foreign

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations to be sufficient to fund foreign operations. Debt and capital financing are available from the U.S. in the event foreign circumstances change. In addition, we expect our existing domestic cash balances and availability of domestic financing sources to be sufficient to fund domestic operating activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital in the U.S. than is available domestically, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. As of February 24, 2017, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $121.0 of unremitted foreign earnings and profits we consider permanently reinvested. We believe the U.S. tax cost, net of related foreign tax credits, on the unremitted foreign earnings would be approximately $13.5 if the amounts were not considered permanently reinvested.
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
At February 24, 2017, the valuation allowance of $7.9 included $7.5 relating to foreign deferred tax assets. In 2017, there was an aggregate decrease of $2.7 in the valuation allowances, including tax rate changes and expirations of $2.2 and currency fluctuations and other adjustments of $0.5. In Q4 2015, we implemented changes in EMEA to align our tax structure with the management of our globally integrated business. Our U.S. parent company became the principal in a contract manufacturing model with Steelcase European subsidiaries. In Q4 2016, we reached the conclusion that there was sufficient positive evidence, including acceptance of our new tax structure by the U.S. Internal Revenue Service, sustained profitability in our French subsidiaries and other factors, which caused us to reverse valuation allowances of $56.0 recorded against net deferred tax assets in France.
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
Based on our evaluation of these factors, particularly increasing cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers in France and the United Kingdom, Morocco, China, Singapore, Hong Kong, Belgium and Brazil would be realized as of February 24, 2017.
Taxes Payable or Refundable
During 2017, we amended certain of our U.S. federal income tax returns for prior periods to claim certain foreign tax credits. We believe that the refunds generated by these amendments will not be received within the next 12 months, and we have classified them as non-current assets.
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 24, 2017	February 26, 2016
Other current assets:
Income taxes receivable	$19.0	$5.5
Other long-term assets:
Income taxes receivable	$18.5	—
Accrued expenses:
Income taxes payable	$6.4	$5.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2018	$—	$—	$2.4	$—	$—	$0.8	$0.8	$—
2019	—	—	2.5	—	—	0.7	0.7	—
2020	—	—	2.4	—	—	0.5	0.5	—
2021	—	—	—	—	—	—	—	—
2022-2037	—	23.1	—	—	1.3	—	1.3	17.4
No expiration	—	—	202.9	—	—	53.7	53.7	—
	$—	$23.1	$210.2	—	1.3	55.7	57.0	17.4
Valuation allowances				—	(0.4)	(7.5)	(7.9)	—
Net benefit				$—	$0.9	$48.2	$49.1	$17.4
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $66.5 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the United States 2017, Canada 2014 through 2017, France 2013 through 2017 and Germany 2013 through 2017. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we have recorded no liabilities for U.S. Federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2017, 2016 and 2015.
As of February 24, 2017 and February 26, 2016, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 24, 2017	February 26, 2016
Other accrued expenses	$—	$—
Other long-term liabilities	0.2	0.2
	$0.2	$0.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Balance as of beginning of period	$8.6	$8.8	$12.7
Gross decreases—tax positions in prior period	(5.3)	—	(1.9)
Currency translation adjustment	(0.5)	(0.2)	(2.0)
Balance as of end of period	$2.8	$8.6	$8.8
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of an $2.6 liability for uncertain tax positions.
Unrecognized tax benefits of $2.8, if favorably resolved, would be recorded as an income tax benefit. It is unlikely that the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.

16.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 7,880,288 and 8,982,609 shares remaining for future issuance under our Incentive Compensation Plan as of February 24, 2017 and February 26, 2016, respectively.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 24, 2017
Performance units (1)	916,420
Restricted stock units	1,731,507
Total outstanding awards	2,647,927
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from 0 to 916,420 shares as of February 24, 2017. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
All of the performance units granted in 2017 and half of the performance units granted in 2016 and 2015 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the TSR PSUs granted in 2015 were earned at 55.0% of the target level and 84,009 shares of Class A Common Stock were issued to participants in Q1 2018.
The remaining half of the performance units granted in 2016 and 2015 can be earned based on our three-year average return on invested capital ("ROIC PSUs"), which is a performance condition. The number of shares that may be earned under the ROIC PSUs can range from 0% to 200% of the target amount. The ROIC PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods based on the probability that the performance condition will be met. The expense recorded is adjusted as the estimate of the total number of ROIC PSUs that will ultimately be earned changes. The weighted-average grant date fair value per share of ROIC PSUs granted in 2016 and 2015 was $18.68 and $16.69, respectively. The fair value is equal to the closing price of shares of our Class A Common Stock on the date of the grant. Based on actual performance results, the ROIC PSUs granted in 2015 were earned at 172.0% of the target level and 262,735 shares of Class A Common Stock were issued to participants in Q1 2018.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $3.1, $5.7 and $6.1 for the TSR PSUs granted in 2017, 2016 and 2015, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2017 Awards	2016 Awards	2015 Awards
Three-year risk-free interest rate (1)	0.9%	0.8%	0.7%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	31.2%	29.4%	42.2%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per TSR PSU:

Grant Date Fair Value per TSR PSU	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Weighted-average grant date fair value per share of TSR PSUs granted during 2017, 2016 and 2015	$16.33	$24.15	$23.25
The total performance units expense and associated tax benefit in 2017, 2016 and 2015 was as follows:

Performance Units	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Expense	$5.6	$7.4	$5.1
Tax benefit	2.0	2.7	1.8
The 2017 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2016	1,147,844	$20.66
Granted	379,600	16.33
Vested	(611,024)	20.00
Nonvested as of February 24, 2017	916,420	19.31
As of February 24, 2017, there was $3.7 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years.
The total fair value of performance units vested following completion of the three-year performance periods during 2017, 2016 and 2015 was $5.6, $7.0 and $20.9, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
Restricted Stock Units
Restricted stock units (“RSUs”) have restrictions on transfer which lapse three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value per share of RSUs granted in 2017, 2016 and 2015 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Weighted-average grant date fair value per share of RSUs granted	$14.66	$18.82	$16.68
The total RSUs expense and associated tax benefit in 2017, 2016 and 2015 is as follows:

Restricted Stock Units	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Expense	$13.5	$12.9	$12.5
Tax benefit	4.9	4.6	4.5
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2017 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 26, 2016	1,638,888	$18.45
Granted	975,663	14.66
Vested	(846,337)	16.47
Forfeited	(36,707)	16.90
Nonvested as of February 24, 2017	1,731,507	16.38
There was $9.1 of remaining unrecognized compensation cost related to RSUs as of February 24, 2017. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $13.1, $16.6 and $10.9 during 2017, 2016 and 2015, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 48,045, 39,052 and 48,064 unrestricted shares at a weighted average grant date fair value per share of $15.20, $18.24 and $16.22 during 2017, 2016 and 2015, respectively.

17.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2026. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases, and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. Total deferred gains are included as a component of Other long-term liabilities on the Consolidated Balance Sheets and amounted to $1.5 as of February 24, 2017 and $3.8 as of February 26, 2016.
Gross rent expense under all non-cancelable operating leases was $49.8, $48.8 and $50.5 for 2017, 2016 and 2015, respectively. Sublease rental income was $4.0, $5.2 and $5.3 for 2017, 2016 and 2015, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases as of February 24, 2017 are as follows:

Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2018	$50.3	$(4.2)	$46.1
2019	38.6	(3.2)	35.4
2020	32.5	(3.2)	29.3
2021	23.7	(2.9)	20.8
2022	19.8	(2.8)	17.0
Thereafter	46.5	(1.9)	44.6
	$211.4	$(18.2)	$193.2

18.	REPORTABLE SEGMENTS
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
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.
We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation. Corporate assets consist primarily of unallocated cash, short term investment balances and COLI balances.
No single customer represented more than 5% of our consolidated revenue in 2017, 2016 or 2015.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2017
Revenue	$2,231.9	$503.9	$296.6	$—	$3,032.4
Operating income (loss)	245.2	(20.9)	13.0	(37.1)	200.2
Total assets	960.7	297.4	191.1	342.8	1,792.0
Capital expenditures	35.9	20.6	4.6	—	61.1
Depreciation & amortization	42.7	12.7	4.9	—	60.3
2016
Revenue	$2,256.0	$520.6	$283.4	$—	$3,060.0
Operating income (loss)	265.2	(64.3)	11.2	(37.5)	174.6
Total assets	981.1	332.6	179.9	315.0	1,808.6
Capital expenditures	71.2	14.7	7.5	—	93.4
Depreciation & amortization	48.5	11.7	5.5	—	65.7
2015
Revenue	$2,180.7	$595.4	$283.6	$—	$3,059.7
Operating income (loss)	259.9	(82.8)	4.8	(37.0)	144.9
Total assets	956.1	290.2	163.1	310.2	1,719.6
Capital expenditures	49.5	42.0	6.0	—	97.5
Depreciation & amortization	40.1	13.5	6.3	—	59.9
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been significantly impacted restructuring costs. See Note 19 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Revenue:
United States	$2,104.4	$2,152.7	$2,075.7
Foreign locations	928.0	907.3	984.0
	$3,032.4	$3,060.0	$3,059.7
Long-lived assets:
United States	$655.8	$633.8	$615.2
Foreign locations	130.8	127.8	130.1
	$786.6	$761.6	$745.3

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2017, 2016 or 2015. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 84% of EMEA revenue in 2017.

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

Product Category Data	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Systems and storage	$1,428.2	$1,533.4	$1,588.7
Seating	917.8	938.9	954.8
Other (1)	686.4	587.7	516.2
Total	$3,032.4	$3,060.0	$3,059.7
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, and other uncategorized product lines, and services, none of which are individually greater than 10% of consolidated revenue.

19.	RESTRUCTURING ACTIVITIES
In Q1 2016, we announced restructuring actions in EMEA related to the establishment of a Learning + Innovation Center in Munich, Germany. In connection with these actions, we incurred $2.8 of business exit and other related costs in the EMEA segment, including $0.9 during 2017 and $1.9 during 2016. We also incurred $6.9 of employee termination costs in the EMEA segment, including $0.2 during 2017 and $6.7 during 2016. These restructuring actions are complete.
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
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with these actions, we incurred a total of $4.2 of business exit and other related costs in the Americas segment, including $2.6 during 2017, $0.9 during 2016 and $0.7 during 2015. We also incurred $3.1 of employee termination costs in the Americas segment, including $1.5 during 2016 and $1.6 during 2015. These restructuring actions are complete.
In Q1 2015, we recognized a $12.0 gain related to the sale of an idle manufacturing facility in the Americas segment that was closed as part of previously completed restructuring actions.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we incurred a total of $8.8 related to business exit and other related costs in the EMEA segment, including $1.6 during 2017, $4.9 during 2016 and $1.6 during 2015. We also incurred $17.5 of employee termination costs, including $4.8 during 2016 and $12.7 during 2015. These restructuring actions are complete.
In Q1 2014, we announced restructuring actions in EMEA to reorganize the sales, marketing and support functions in France. We incurred $1.9 of employee termination costs in the EMEA segment in connection with these actions during 2015. These restructuring actions are complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Cost of sales
Americas	$2.6	$2.4	$(10.0)
EMEA	1.6	10.9	47.5
Other	—	—	—
	4.2	13.3	37.5
Operating expenses
Americas	—	(2.9)	—
EMEA	0.9	9.5	3.1
Other	—	—	—
	0.9	6.6	3.1
	$5.1	$19.9	$40.6
Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2017, 2016 and 2015:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 28, 2014	$7.7	$2.0	$9.7
Additions	16.4	35.0	51.4
Payments	(8.6)	(34.5)	(43.1)
Adjustments	(1.8)	(0.9)	(2.7)
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	14.5	8.2	22.7
Payments	(17.8)	(8.0)	(25.8)
Adjustments	(0.4)	(1.0)	(1.4)
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
Additions	0.3	4.8	5.1
Payments	(5.7)	(4.3)	(10.0)
Adjustments	(0.3)	(0.3)	(0.6)
Reserve balance as of February 24, 2017	$4.3	$1.0	$5.3
The workforce reductions reserve balance as of February 24, 2017 primarily relates to restructuring actions in EMEA.

20.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Revenue	$718.8	$758.0	$786.5	$769.1	$3,032.4
Gross profit	229.8	263.1	261.9	255.6	1,010.4
Operating income	33.3	61.9	54.6	50.4	200.2
Net income	19.4	38.2	41.2	25.8	124.6
Basic earnings per share	0.16	0.32	0.34	0.22	1.03
Diluted earnings per share	0.16	0.31	0.34	0.21	1.03
2016
Revenue	$705.5	$819.0	$787.6	$747.9	$3,060.0
Gross profit	216.6	266.8	253.5	234.3	971.2
Operating income	33.5	60.1	55.2	25.8	174.6
Net income	20.0	37.2	35.6	77.5	170.3
Basic earnings per share	0.16	0.30	0.29	0.63	1.37
Diluted earnings per share	0.16	0.30	0.28	0.62	1.36
Revenue comparisons have been impacted by currency translation effects along with acquisitions and divestitures. In addition, operating income has been significantly impacted by restructuring costs. See Note 19 for further details.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 24, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 24, 2017, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2017 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2017 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2017 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 24, 2017 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,647,927	(1)	n/a	(2)	7,880,288
Equity compensation plans not approved by security holders	—		n/a		—
Total	2,647,927		n/a		7,880,288
________________________

(1)	This amount includes outstanding restricted stock units and the maximum number of shares that may be issued under outstanding performance units.

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
The information required by Item 13 will be contained in our 2017 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2017 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 24, 2017, February 26, 2016 and February 27, 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended February 24, 2017, February 26, 2016 and February 27, 2015

•	Consolidated Balance Sheets as of February 24, 2017 and February 26, 2016

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 24, 2017, February 26, 2016 and February 27, 2015

•	Consolidated Statements of Cash Flows for the Years Ended February 24, 2017, February 26, 2016 and February 27, 2015

•	Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
Schedule II—Valuation and Qualifying Accounts
All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
See Index of Exhibits
(b) Exhibits
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(3) above.
(c) Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Item 16.	Form 10-K Summary:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ MARK T. MOSSING
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 14, 2017
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 14, 2017
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 14, 2017
Mark T. Mossing

/s/ LAWRENCE J. BLANFORD	Director	April 14, 2017
Lawrence J. Blanford

/s/ TIMOTHY C.E. BROWN	Director	April 14, 2017
Timothy C.E. Brown

/s/ WILLIAM P. CRAWFORD	Director	April 14, 2017
William P. Crawford

/s/ CONNIE K. DUCKWORTH	Director	April 14, 2017
Connie K. Duckworth

/s/ DAVID W. JOOS	Director	April 14, 2017
David W. Joos

/s/ TODD P. KELSEY	Director	April 14, 2017
Todd P. Kelsey

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 14, 2017
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 14, 2017
Cathy D. Ross

/s/ PETER M. WEGE II	Director	April 14, 2017
Peter M. Wege II

/s/ P. CRAIG WELCH, JR.	Director	April 14, 2017
P. Craig Welch, Jr.

/s/ KATE PEW WOLTERS	Director	April 14, 2017
Kate Pew Wolters

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Balance as of beginning of period	$11.7	$14.6	$13.0
Additions:
Charged to costs and expenses	4.5	5.5	5.5
Charged to other accounts	—	—	—
Deductions (1)	(5.2)	(7.8)	(2.3)
Other adjustments (2)	0.2	(0.6)	(1.6)
Balance as of end of period	$11.2	$11.7	$14.6
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 24, 2017	February 26, 2016	February 27, 2015
Balance as of beginning of period	$10.6	$72.7	$81.8
Additions:
Charged to costs and expenses	(1.8)	(58.3)	6.3
Charged to other accounts	—	—	—
Deductions and expirations	(0.4)	(1.5)	—
Other adjustments (1)	(0.5)	(2.3)	(15.4)
Balance as of end of period	$7.9	$10.6	$72.7
________________________

(1)	Primarily represents currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.375% Senior Notes Due 2021 (4)
4.3	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (5)
10.1
Second Amended and Restated Credit Agreement, dated as of September 23, 2016 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents; HSBC Bank USA, National Association as Documentation Agent; and certain other lenders (6)

10.2	Steelcase Inc. Restoration Retirement Plan (7)
10.3	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5	Steelcase Inc. Deferred Compensation Plan (10)
10.6	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.7	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9	Deferred Compensation Agreement dated May 4, 1998, between Steelcase Inc. and William P. Crawford (14)
10.10	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.11	Steelcase Inc. Executive Severance Plan (16)
10.12	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 24, 2012 (26)
10.22	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (27)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2015) (28)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2015) (29)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2015) (30)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2016) (31)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2016) (32)

Exhibit No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2016) (33)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2017) (34)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2017) (35)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2017) (36)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2018)
10.33	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2018)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2018)
10.35	Summary of Steelcase Benefit Plan for Outside Directors (37)
10.36	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated April 14, 2016 (38)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit No 3.2 to the Company's Form 10-K, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 4.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2011 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on September 28, 2016 (commission file number 001-13873), and incorporated herein by reference.

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

(13)
Filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2014, as filed with the Commission on December 23, 2014 (commission file number 001-13873), and incorporated herein by reference.

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

(28)
Filed as Exhibit No. 10.25 to the Company's Form 10-K, for the fiscal year ended February 28, 2014, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(29)
Filed as Exhibit No. 10.26 to the Company's Form 10-K, for the fiscal year ended February 28, 2014, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(30)
Filed as Exhibit No. 10.27 to the Company's Form 10-K, for the fiscal year ended February 28, 2014, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

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

(34)
Filed as Exhibit No. 10.30 to the Company's Form 10-K, for the fiscal year ended February 26, 2016, as filed with the Commission on April 15, 2016 (commission file number 001-13873), and incorporated herein by reference.

(35)
Filed as Exhibit No. 10.31 to the Company's Form 10-K, for the fiscal year ended February 26, 2016, as filed with the Commission on April 15, 2016 (commission file number 001-13873), and incorporated herein by reference.

(36)
Filed as Exhibit No. 10.32 to the Company's Form 10-K, for the fiscal year ended February 26, 2016, as filed with the Commission on April 15, 2016 (commission file number 001-13873), and incorporated herein by reference.

(37)
Filed as Exhibit No. 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2010, as filed with the Commission on April 26, 2010 (commission file number 001-13873), and incorporated herein by reference.

(38)
Filed as Exhibit No. 10.34 to the Company's Form 10-K, for the fiscal year ended February 26, 2016, as filed with the Commission on April 15, 2016 (commission file number 001-13873), and incorporated herein by reference.

E-4