Form 10-Q
period 2017-05-26
STEELCASE INC
filed 2017-06-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 19, 2017, Steelcase Inc. had 87,541,772 shares of Class A Common Stock and 30,476,514 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 26, 2017	May 27, 2016
Revenue	$735.1	$718.8
Cost of sales	492.3	484.8
Restructuring costs	—	4.2
Gross profit	242.8	229.8
Operating expenses	212.9	196.1
Restructuring costs	—	0.4
Operating income	29.9	33.3
Interest expense	(4.3)	(4.2)
Investment income	0.4	0.5
Other income, net	2.4	2.1
Income before income tax expense	28.4	31.7
Income tax expense	10.3	12.3
Net income	$18.1	$19.4
Earnings per share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
Dividends declared and paid per common share	$0.1275	$0.1200

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 26, 2017	May 27, 2016
Net income	$18.1	$19.4
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	(0.1)
Pension and other post-retirement liability adjustments	2.8	(1.9)
Foreign currency translation adjustments	11.5	4.4
Total other comprehensive income (loss), net	14.3	2.4
Comprehensive income	$32.4	$21.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 26, 2017	February 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$143.9	$197.1
Short-term investments	37.3	73.4
Accounts receivable, net of allowances of $11.5 and $11.2	328.1	307.6
Inventories	174.6	163.1
Prepaid expenses	22.7	19.1
Other current assets	44.3	58.9
Total current assets	750.9	819.2
Property, plant and equipment, net of accumulated depreciation of $982.7 and $959.6	417.2	408.1
Company-owned life insurance ("COLI")	167.4	168.8
Deferred income taxes	182.7	179.6
Goodwill	106.6	106.7
Other intangible assets, net of accumulated amortization of $44.2 and $43.2	16.5	16.8
Investments in unconsolidated affiliates	49.8	50.5
Other assets	41.9	42.3
Total assets	$1,733.0	$1,792.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225.9	$216.8
Short-term borrowings and current maturities of long-term debt	2.8	2.8
Accrued expenses:
Employee compensation	75.9	154.3
Employee benefit plan obligations	17.6	35.0
Accrued promotions	19.1	19.0
Customer deposits	24.3	15.9
Product warranties	19.2	20.4
Other	66.2	59.2
Total current liabilities	451.0	523.4
Long-term liabilities:
Long-term debt less current maturities	294.0	294.6
Employee benefit plan obligations	132.2	134.3
Other long-term liabilities	66.4	73.2
Total long-term liabilities	492.6	502.1
Total liabilities	943.6	1,025.5
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	6.2	—
Accumulated other comprehensive loss	(36.3)	(50.6)
Retained earnings	819.5	817.1
Total shareholders’ equity	789.4	766.5
Total liabilities and shareholders’ equity	$1,733.0	$1,792.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 26, 2017	May 27, 2016
OPERATING ACTIVITIES
Net income	$18.1	$19.4
Depreciation and amortization	15.4	15.1
Deferred income taxes	(0.6)	33.6
Non-cash stock compensation	8.4	9.1
Equity in income of unconsolidated affiliates	(3.0)	(2.5)
Dividends received from unconsolidated affiliates	4.2	1.6
Other	7.9	(3.4)
Changes in operating assets and liabilities:
Accounts receivable	(16.5)	(1.2)
Inventories	(9.9)	3.3
VAT recoverable	8.3	14.4
Other assets	2.8	(22.9)
Accounts payable	7.4	(5.4)
Employee compensation liabilities	(85.5)	(103.4)
Employee benefit obligations	(21.7)	(21.5)
Accrued expenses and other liabilities	14.2	(1.9)
Net cash used in operating activities	(50.5)	(65.7)
INVESTING ACTIVITIES
Capital expenditures	(16.8)	(14.3)
Purchases of investments	(19.4)	(6.0)
Liquidations of investments	55.5	71.8
Other	(0.6)	1.4
Net cash provided by investing activities	18.7	52.9
FINANCING ACTIVITIES
Dividends paid	(15.7)	(15.2)
Common stock repurchases	(5.8)	(20.9)
Excess tax benefit from vesting of stock awards	—	(0.3)
Repayment of long-term debt	(0.7)	—
Net cash used in financing activities	(22.2)	(36.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.7
Net increase (decrease) in cash and cash equivalents	(53.2)	(48.5)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$143.9	$133.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2017 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 24, 2017 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The amended guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted within the first interim period of a fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We chose to early adopt this guidance in Q1 2018, which did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB Simplification Initiative. The updated guidance simplifies several aspects of the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance in Q1 2018 and, as a result, the income tax effects of our share-based compensation awards, which aggregated $0.6, were recognized as a component of Income tax expense on our Consolidated Statement of Income for the three months ended May 26, 2017 instead of a component of Additional paid-in capital on our Consolidated Balance Sheet as of May 26, 2017. The remaining requirements of this new accounting guidance did not have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact that will result from adoption of the new standard, but based on analysis performed as of May 26, 2017, we do not anticipate a significant impact on our consolidated financial statements. We currently plan to apply the new standard using the modified retrospective method beginning in 2019.

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

	Three Months Ended
Computation of Earnings per Share	May 26, 2017	May 27, 2016
Net income	$18.1	$19.4
Adjustment for earnings attributable to participating securities	(0.3)	(0.4)
Net income used in calculating earnings per share	$17.8	$19.0
Weighted-average common shares outstanding including participating securities (in millions)	120.0	121.7
Adjustment for participating securities (in millions)	(2.1)	(2.1)
Shares used in calculating basic earnings per share (in millions)	117.9	119.6
Effect of dilutive stock-based compensation (in millions)	0.3	0.5
Shares used in calculating diluted earnings per share (in millions)	118.2	120.1
Earnings per share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
Total common shares outstanding at period end (in millions)	118.0	119.2

Anti-dilutive performance units excluded from computation of diluted earnings per share (in millions)	0.3	0.3

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 26, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 24, 2017	$(0.3)	$13.0	$(63.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	—	(0.5)	11.5	11.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.3	—	3.3
Net current period other comprehensive income (loss)	—	2.8	11.5	14.3
Balance as of May 26, 2017	$(0.3)	$15.8	$(51.8)	$(36.3)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 26, 2017 and May 27, 2016:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 26, 2017	May 27, 2016
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.4)	(0.1)	Cost of sales
Actuarial losses (gains)	(0.4)	—	Operating expenses
Prior service cost (credit)	(0.8)	(1.0)	Cost of sales
Prior service cost (credit)	(1.0)	(1.2)	Operating expenses
Settlements - Actuarial losses (gains)	3.9	—	Cost of sales
Settlements - Actuarial losses (gains)	3.2	—	Operating expenses
	(1.2)	1.0	Income tax expense
Total reclassifications	$3.3	$(1.3)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $296.8 and $297.4 as of May 26, 2017 and February 24, 2017, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $331 and $330 as of May 26, 2017 and February 24, 2017, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of May 26, 2017 and February 24, 2017 are summarized below:

	May 26, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$143.9	$—	$—	$143.9
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	18.5	—	18.5
U.S. agency debt securities	—	10.1	—	10.1
Asset backed securities	—	5.4	—	5.4
U.S. government debt securities	2.3	—	—	2.3
Municipal debt securities	—	1.0	—	1.0
Foreign exchange forward contracts	—	1.5	—	1.5
Auction rate securities	—	—	3.5	3.5
	$148.7	$36.5	$3.5	$188.7
Liabilities:
Foreign exchange forward contracts	—	(0.5)	—	(0.5)
	$—	$(0.5)	$—	$(0.5)

	February 24, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$197.1	$—	$—	$197.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	33.6	—	33.6
U.S. agency debt securities	—	18.6	—	18.6
Asset backed securities	—	3.7	—	3.7
U.S. government debt securities	2.4	—	—	2.4
Municipal debt securities	—	15.1	—	15.1
Foreign exchange forward contracts	—	3.5	—	3.5
Auction rate securities	—	—	3.5	3.5
	$202.0	$74.5	$3.5	$280.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.9)	$—	$(0.9)
	$—	$(0.9)	$—	$(0.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 26, 2017:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 24, 2017	$3.5
Unrealized loss on investments	—
Balance as of May 26, 2017	$3.5

6.	INVENTORIES

Inventories	May 26, 2017	February 24, 2017
Raw materials and work-in-process	$81.2	$79.6
Finished goods	111.6	101.7
	192.8	181.3
Revaluation to LIFO	18.2	18.2
	$174.6	$163.1
The portion of inventories determined by the LIFO method was $76.0 and $77.9 as of May 26, 2017 and February 24, 2017, respectively.

7.	SHARE-BASED COMPENSATION
Performance Units
In Q1 2018, we awarded 153,200 performance units ("PSUs") to our executive officers. The PSUs awarded are earned after a three-year performance period, from 2018 through 2020, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 306,400. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $21.76 per unit for these PSUs, compared to $16.33 and $24.15 per unit for similar PSUs granted in 2017 and 2016, respectively.
The weighted average grant date fair values were determined using the following assumptions:

	2018 Awards	2017 Awards	2016 Awards
Three-year risk-free interest rate (1)	1.4%	0.9%	0.8%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	31.8%	31.2%	29.4%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 26, 2017 and May 27, 2016 are as follows:

	Three Months Ended
Performance Units	May 26, 2017	May 27, 2016
Expense	$1.6	$2.2
Tax benefit	0.6	0.8
As of May 26, 2017, there was $5.5 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
The PSU activity for the three months ended May 26, 2017 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	916,420	$19.31
Granted	306,400	21.76
Nonvested as of May 26, 2017	1,222,820	$19.93
Restricted Stock Units
During the three months ended May 26, 2017, we awarded 647,148 restricted stock units ("RSUs"), of which 129,900 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 26, 2017 and May 27, 2016 are as follows:

	Three Months Ended
Restricted Stock Units	May 26, 2017	May 27, 2016
Expense	$6.5	$6.7
Tax benefit	2.4	2.4
As of May 26, 2017, there was $13.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The RSU activity for the three months ended May 26, 2017 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	1,731,507	$16.38
Granted	647,148	16.74
Vested	(12,638)	16.33
Forfeited	(6,673)	16.65
Nonvested as of May 26, 2017	2,359,344	$16.48

8.	REPORTABLE SEGMENTS
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
Revenue and operating income (loss) for the three months ended May 26, 2017 and May 27, 2016 and total assets as of May 26, 2017 and February 24, 2017 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 26, 2017	May 27, 2016
Revenue
Americas	$535.0	$520.4
EMEA	113.1	125.3
Other	87.0	73.1
	$735.1	$718.8
Operating income (loss)
Americas	$41.8	$46.6
EMEA	(8.6)	(6.2)
Other	6.5	2.2
Corporate	(9.8)	(9.3)
	$29.9	$33.3

Reportable Segment Balance Sheet Data	May 26, 2017	February 24, 2017
Total assets
Americas	$942.0	$960.7
EMEA	308.7	297.4
Other	207.7	191.1
Corporate	274.6	342.8
	$1,733.0	$1,792.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 24, 2017. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Results of Operations

	Three Months Ended
Statement of Operations Data	May 26, 2017		May 27, 2016
Revenue	$735.1	100.0%	$718.8	100.0%
Cost of sales	492.3	67.0	484.8	67.4
Restructuring costs	—	—	4.2	0.6
Gross profit	242.8	33.0	229.8	32.0
Operating expenses	212.9	28.9	196.1	27.3
Restructuring costs	—	—	0.4	0.1
Operating income	29.9	4.1	33.3	4.6
Interest expense	(4.3)	(0.6)	(4.2)	(0.6)
Investment income	0.4	0.1	0.5	0.1
Other income, net	2.4	0.3	2.1	0.3
Income before income tax expense	28.4	3.9	31.7	4.4
Income tax expense	10.3	1.4	12.3	1.7
Net income	$18.1	2.5%	$19.4	2.7%
Earnings per share:
Basic	$0.15		$0.16
Diluted	$0.15		$0.16

Q1 2018 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2017 revenue	$520.4	$125.3	$73.1	$718.8
Divestitures	—	(0.8)	—	(0.8)
Currency translation effects*	(1.0)	(6.1)	(0.8)	(7.9)
Q1 2017 revenue, adjusted	519.4	118.4	72.3	710.1
Q1 2018 revenue	535.0	113.1	87.0	735.1
Organic growth (decline) $	$15.6	$(5.3)	$14.7	$25.0
Organic growth (decline) %	3%	(4)%	20%	4%

* Currency translation effects represent the estimated net effect of translating Q1 2017 foreign currency revenues using the average exchange rates during Q1 2018.

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	May 26, 2017		May 27, 2016
Operating income	$29.9	4.1%	$33.3	4.6%
Add: restructuring costs	—	—	4.6	0.7
Adjusted operating income	$29.9	4.1%	$37.9	5.3%
Overview
In Q1 2018, we posted 2% revenue growth over the prior year, or 4% on an organic basis, driven by strong project business in the Americas and significant growth in Asia Pacific, while revenue in EMEA declined compared to the prior year. Despite the revenue growth and the completion of restructuring activities in the prior year, operating income declined slightly compared to the prior year primarily due to higher operating expenses and costs associated with the annuitization of three smaller defined benefit plans. We have continued to invest in product development, sales, marketing and information technology that support our strategies, and we intend to launch a significant number of new products throughout 2018.
We recorded net income of $18.1 and diluted earnings per share of $0.15 in Q1 2018 compared to net income of $19.4 and diluted earnings per share of $0.16 in Q1 2017. The Q1 2018 results reflected the net impact of the defined benefit plan annuitizations which reduced diluted earnings per share by approximately $0.03. Operating income of $29.9 in Q1 2018 compared to operating income of $33.3 in Q1 2017. Revenue growth and lower cost of sales as a percent of revenue in Q1 2018 were more than offset by higher operating expenses compared to the prior year. Current quarter operating income was unfavorably impacted by $7.3 of charges related to the defined benefit plan annuitizations. After adjusting for the impact of restructuring costs in the prior year, operating income of $29.9 in Q1 2018 compared to adjusted operating income of $37.9 in Q1 2017.
Revenue of $735.1 in Q1 2018 represented an increase of $16.3 or 2% compared to prior year. The increase in revenue was driven by growth of 19% in the Other category and 3% in the Americas, partially offset by a decline of 10% in EMEA. After adjusting for $7.9 of unfavorable currency translation effects and a $0.8 unfavorable impact due to divestitures, organic revenue growth was $25.0 or 4% compared to prior year. Organic revenue growth of 20% in the Other category and 3% in the Americas was partially offset by an organic decline of 4% in EMEA.
Cost of sales as a percent of revenue decreased by 40 basis points to 67.0% of revenue in Q1 2018 compared to Q1 2017. The improvement was driven by a strong improvement in the Other category, partially offset by an increase in EMEA. Cost of sales also included charges of $3.4 associated with the defined benefit plan annuitizations recorded in the Americas segment.
Operating expenses of $212.9 in Q1 2018 represented an increase of $16.8 or 160 basis points as a percent of revenue compared to the prior year. The increased spending in the current quarter included investments in product development, sales, marketing and information technology in the Americas segment in support of our strategies. In addition, the higher spending included $3.9 of expense associated with the defined benefit plan annuitizations ($3.0 in the Other category and $0.9 in Corporate).
There were no restructuring costs in Q1 2018 compared to restructuring costs of $4.6 in Q1 2017. The Q1 2017 amount included costs associated with the closure of a manufacturing facility in High Point, North Carolina, the closure of a manufacturing facility in Durlangen, Germany and the establishment of the Learning + Innovation Center in Munich, Germany.
Our effective tax rate in Q1 2018 was 36.3% compared to a Q1 2017 effective tax rate of 38.8%, which included $1.0 of net unfavorable discrete tax items.
Interest Expense, Investment Income and Other Income, Net

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 26, 2017	May 27, 2016
Interest expense	$(4.3)	$(4.2)
Investment income	0.4	0.5
Other income (expense), net:
Equity in income of unconsolidated affiliates	3.0	2.5
Foreign exchange gains (losses)	(2.0)	0.5
Miscellaneous, net	1.4	(0.9)
Total other income, net	2.4	2.1
Total interest expense, investment income and other income, net	$(1.5)	$(1.6)
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

	Three Months Ended
Statement of Operations Data — Americas	May 26, 2017		May 27, 2016
Revenue	$535.0	100.0%	$520.4	100.0%
Cost of sales	353.1	66.0	342.7	65.9
Restructuring costs	—	—	2.6	0.5
Gross profit	181.9	34.0	175.1	33.6
Operating expenses	140.1	26.2	128.5	24.6
Restructuring costs	—	—	—	—
Operating income	$41.8	7.8%	$46.6	9.0%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	May 26, 2017		May 27, 2016
Operating income	$41.8	7.8%	$46.6	9.0%
Add: restructuring costs	—	—	2.6	0.5
Adjusted operating income	$41.8	7.8%	$49.2	9.5%
Operating income in the Americas decreased by $4.8 in Q1 2018 compared to the prior year. The decline in the quarter was driven by higher operating expenses, partially offset by higher sales volume, and the prior year included restructuring costs of $2.6 compared to no restructuring costs in the current year. After adjusting for the impact of restructuring costs in the prior year, operating income of $41.8 in Q1 2018 compared to adjusted operating income of $49.2 in the prior year.
The Americas revenue represented 72.8% of consolidated revenue in Q1 2018. Revenue for Q1 2018 of $535.0 represented an increase of $14.6 or 2.8% compared to Q1 2017. The increase was driven by strong project business, including a very large project in the manufacturing sector. After adjusting for $1.0 of unfavorable currency translation effects, the organic revenue increase in Q1 2018 was $15.6 or 3% compared to prior year.
Cost of sales as a percent of revenue increased slightly in Q1 2018 compared to Q1 2017. The increase was driven by unfavorable shifts in business mix compared to the prior year and the impact of $3.4 of charges associated with the defined benefit plan annuitizations, partially offset by $6.4 of lower warranty costs compared to prior year.

Operating expenses in Q1 2018 increased by $11.6, or 160 basis points as a percent of revenue, compared to the prior year driven by approximately $9 of higher investments in product development, sales, marketing and information technology that support our strategies.
There were no restructuring costs recorded in the Americas in Q1 2018 compared to restructuring costs of $2.6 in Q1 2017 associated with the closure of the High Point facility which was completed in Q1 2017.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 26, 2017		May 27, 2016
Revenue	$113.1	100.0%	$125.3	100.0%
Cost of sales	84.6	74.8	93.3	74.5
Restructuring costs	—	—	1.6	1.2
Gross profit	28.5	25.2	30.4	24.3
Operating expenses	37.1	32.8	36.2	28.9
Restructuring costs	—	—	0.4	0.3
Operating loss	$(8.6)	(7.6)%	$(6.2)	(4.9)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended
	May 26, 2017		May 27, 2016
Operating loss	$(8.6)	(7.6)%	$(6.2)	(4.9)%
Add: restructuring costs	—	—	2.0	1.5
Adjusted operating loss	$(8.6)	(7.6)%	$(4.2)	(3.4)%
Operating results in EMEA declined in Q1 2018 compared to the prior year primarily due to lower sales volume, unfavorable shifts in business mix and higher operating expenses, partially offset by the impact of cost reduction efforts.
EMEA revenue represented 15.4% of consolidated revenue in Q1 2018. Revenue for Q1 2018 was $113.1 compared to $125.3 in Q1 2017. The 10% decline in revenue was driven by lower volume in Germany and Central Europe, partially offset by revenue growth in the Middle East and Africa. After adjusting for $6.1 of unfavorable currency translation effects, the organic revenue decline was $5.3 or 4%.
Cost of sales as a percent of revenue increased slightly in Q1 2018 compared to the prior year. The increase in cost of sales was driven by lower absorption of fixed costs and unfavorable shifts in business mix, partially offset by cost reduction efforts, the elimination of disruption costs and lower warranty costs in the current year.
Operating expenses in Q1 2018 increased by $0.9 compared to the prior year. The increase was primarily driven by higher product development and marketing costs.
There were no restructuring costs in EMEA in Q1 2018 compared to restructuring costs of $2.0 in Q1 2017 associated with the closure of the Durlangen facility and the establishment of the Learning + Innovation Center in Munich.
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

	Three Months Ended
Statement of Operations Data — Other	May 26, 2017		May 27, 2016
Revenue	$87.0	100.0%	$73.1	100.0%
Cost of sales	54.6	62.8	48.8	66.8
Restructuring costs	—	—	—	—
Gross profit	32.4	37.2	24.3	33.2
Operating expenses	25.9	29.7	22.1	30.2
Restructuring costs	—	—	—	—
Operating income	$6.5	7.5%	$2.2	3.0%

	Three Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	May 26, 2017		May 27, 2016
Operating income	$6.5	7.5%	$2.2	3.0%
Add: restructuring costs	—	—	—	—
Adjusted operating income	$6.5	7.5%	$2.2	3.0%
Revenue in the Other category represented 11.8% of consolidated revenue in Q1 2018. Revenue in Q1 2018 increased $13.9 or 19% compared to the prior year and was driven by strong growth in Asia Pacific.
Operating results in the Other category improved significantly in Q1 2018 compared to the prior year driven by an increase of $6.5 in Asia Pacific's operating income. Operating expenses at Designtex included $3.0 related to the defined benefit plan annuitizations.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 26, 2017	May 27, 2016
Operating expenses	$9.8	$9.3
Liquidity and Capital Resources
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

Liquidity Sources	May 26, 2017	February 24, 2017
Cash and cash equivalents	$143.9	$197.1
Short-term investments	37.3	73.4
Company-owned life insurance	167.4	168.8
Availability under credit facilities	155.0	150.3
Total liquidity	$503.6	$589.6
As of May 26, 2017, we held a total of $181.2 in cash and cash equivalents and short-term investments. Of our total $143.9 in cash and cash equivalents, approximately 66% was located in the U.S. and the remaining 34% was located outside of the U.S., primarily in Mexico, Spain, France and China. The majority of amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. Such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries. The majority of our short-term investments are located in the U.S. and maintained in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term employee benefit obligations. However, COLI can be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 26, 2017 and May 27, 2016:

	Three Months Ended
Cash Flow Data	May 26, 2017	May 27, 2016
Net cash provided by (used in):
Operating activities	$(50.5)	$(65.7)
Investing activities	18.7	52.9
Financing activities	(22.2)	(36.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.7
Net increase (decrease) in cash and cash equivalents	(53.2)	(48.5)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$143.9	$133.4
Cash provided by operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 26, 2017	May 27, 2016
Net income	$18.1	$19.4
Depreciation and amortization	15.4	15.1
Non-cash stock compensation	8.4	9.1
Other	9.1	(4.3)
Changes in accounts receivable, inventories and accounts payable	(19.0)	(3.3)
Changes in VAT recoverable	8.3	14.4
Changes in employee compensation liabilities	(85.5)	(103.4)
Changes in other operating assets and liabilities and deferred income taxes	(5.3)	(12.7)
Net cash used in operating activities	$(50.5)	$(65.7)
The decrease in cash used by operating activities in Q1 2018 compared to Q1 2017 was driven by lower variable compensation and increased customer deposits, offset in part by increased working capital and the timing of VAT recoveries.

Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 26, 2017	May 27, 2016
Capital expenditures	$(16.8)	$(14.3)
Purchases of investments	(19.4)	(6.0)
Liquidations of investments	55.5	71.8
Other	(0.6)	1.4
Net cash provided by investing activities	$18.7	$52.9
Capital expenditures in Q1 2018 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich.
Liquidations of short-term investments were lower in Q1 2018 due to lower variable compensation payments in the current quarter compared to Q1 2017.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 26, 2017	May 27, 2016
Dividends paid	$(15.7)	$(15.2)
Common stock repurchases	(5.8)	(20.9)
Excess tax benefit from vesting of stock awards	—	(0.3)
Repayments of debt	(0.7)	—
Net cash used in financing activities	$(22.2)	$(36.4)
We paid dividends of $0.1275 per common share in the first quarter of 2018 and $0.12 per share in the first quarter of 2017.
In Q1 2018, we made common stock repurchases of 358,431 shares, all of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. In Q1 2017, we made common stock repurchases of 1,448,461 shares, 448,461 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards.
As of the end of Q1 2018, we had $126.5 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q1 2018, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2018, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 26, 2017 were:

Liquidity Facilities	May 26, 2017
Global committed bank facility	$125.0
Various uncommitted lines	30.0
Total credit lines available	155.0
Less: Borrowings outstanding	—
Available capacity	$155.0

We have a $125 global committed five-year bank facility which was entered into in Q3 2017. As of May 26, 2017, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 26, 2017.
In addition, we have credit agreements of $40.1 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees of $11.6 were outstanding under such facilities as of May 26, 2017. There were no draws on our standby letters of credit during Q1 2018.
Total consolidated debt as of May 26, 2017 was $296.8. Our debt primarily consists of $248.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 26, 2017 of $47.4. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
We currently expect capital expenditures to approximate $80 to $90 in 2018 compared to $61 in 2017. This amount includes investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On June 21, 2017, we announced a quarterly dividend on our common stock of $0.1275 per share, or approximately $15.3, to be paid in Q2 2018. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2018, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 26, 2017 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2017. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2018, no material change in foreign exchange risk occurred.

Interest Rate Risk
During Q1 2018, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2018, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2018, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 26, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 26, 2017, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
02/25/2017 - 03/31/2017	357,950	$16.13	—	$126.5
04/01/2017 - 04/28/2017	481	$16.10	—	$126.5
04/29/2017 - 05/26/2017	—	$—	—	$126.5
Total	358,431	(2)	—
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 10, 2016, we entered into a stock repurchase agreement with a third party broker under which the broker was authorized to repurchase up to 5 million shares of our common stock on our behalf during the period from October 11, 2016 through March 23, 2017, subject to certain price, market and volume constraints specified in the agreement. A similar agreement with a broker was entered into on April 18, 2017, under which the broker is authorized to repurchase up to 4 million shares of our common stock during the period from April 18, 2017 through September 21, 2017. These agreements were established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreements are part of the Company's share repurchase program approved in January 2016.

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
Date: June 23, 2017

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