Form 10-Q
period 2017-08-25
STEELCASE INC
filed 2017-09-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2017
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
(616) 247-2710
(Registrant's telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 18, 2017, Steelcase Inc. had 85,563,050 shares of Class A Common Stock and 30,471,915 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Revenue	$775.6	$758.0	$1,510.7	$1,476.8
Cost of sales	517.2	494.9	1,009.5	979.7
Restructuring costs	—	—	—	4.2
Gross profit	258.4	263.1	501.2	492.9
Operating expenses	204.2	200.9	417.1	397.0
Restructuring costs	—	0.3	—	0.7
Operating income	54.2	61.9	84.1	95.2
Interest expense	(4.4)	(4.4)	(8.7)	(8.6)
Investment income	0.4	0.3	0.8	0.8
Other income, net	0.5	1.8	2.9	3.9
Income before income tax expense	50.7	59.6	79.1	91.3
Income tax expense	13.8	21.4	24.1	33.7
Net income	$36.9	$38.2	$55.0	$57.6
Earnings per share:
Basic	$0.31	$0.32	$0.46	$0.47
Diluted	$0.31	$0.31	$0.46	$0.47
Dividends declared and paid per common share	$0.1275	$0.1200	$0.2550	$0.2400

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Net income	$36.9	$38.2	$55.0	$57.6
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.3	—	0.3	(0.1)
Pension and other post-retirement liability adjustments	(1.3)	(0.6)	1.5	(2.5)
Foreign currency translation adjustments	8.8	(1.1)	20.3	3.3
Total other comprehensive income (loss), net	7.8	(1.7)	22.1	0.7
Comprehensive income	$44.7	$36.5	77.1	58.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 25, 2017	February 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$139.3	$197.1
Short-term investments	64.8	73.4
Accounts receivable, net of allowances of $12.0 and $11.2	340.9	307.6
Inventories	173.5	163.1
Prepaid expenses	26.2	19.1
Other current assets	48.5	58.9
Total current assets	793.2	819.2
Property, plant and equipment, net of accumulated depreciation of $996.7 and $959.6	429.2	408.1
Company-owned life insurance ("COLI")	168.8	168.8
Deferred income taxes	189.1	179.6
Goodwill	107.1	106.7
Other intangible assets, net of accumulated amortization of $45.0 and $43.2	16.4	16.8
Investments in unconsolidated affiliates	50.1	50.5
Other assets	21.2	42.3
Total assets	$1,775.1	$1,792.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223.7	$216.8
Short-term borrowings and current maturities of long-term debt	2.8	2.8
Accrued expenses:
Employee compensation	102.6	154.3
Employee benefit plan obligations	23.6	35.0
Accrued promotions	25.9	19.0
Customer deposits	20.2	15.9
Product warranties	18.6	20.4
Other	67.9	59.2
Total current liabilities	485.3	523.4
Long-term liabilities:
Long-term debt less current maturities	293.3	294.6
Employee benefit plan obligations	134.3	134.3
Other long-term liabilities	67.3	73.2
Total long-term liabilities	494.9	502.1
Total liabilities	980.2	1,025.5
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(28.5)	(50.6)
Retained earnings	823.4	817.1
Total shareholders’ equity	794.9	766.5
Total liabilities and shareholders’ equity	$1,775.1	$1,792.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 25, 2017	August 26, 2016
OPERATING ACTIVITIES
Net income	$55.0	$57.6
Depreciation and amortization	31.2	29.4
Deferred income taxes	(4.0)	18.7
Non-cash stock compensation	11.7	12.5
Equity in income of unconsolidated affiliates	(5.4)	(4.8)
Dividends received from unconsolidated affiliates	6.1	5.1
Other	(2.3)	(4.5)
Changes in operating assets and liabilities:
Accounts receivable	(25.2)	(0.1)
Inventories	(7.2)	(4.2)
VAT recoverable	9.5	13.2
Other assets	9.8	(13.4)
Accounts payable	2.8	10.1
Employee compensation liabilities	(59.2)	(70.3)
Employee benefit obligations	(15.7)	(14.9)
Accrued expenses and other liabilities	15.2	(14.3)
Net cash provided by operating activities	22.3	20.1
INVESTING ACTIVITIES
Capital expenditures	(36.6)	(26.8)
Purchases of investments	(52.1)	(37.2)
Liquidations of investments	60.7	74.8
Other	9.8	0.8
Net cash provided by (used in) investing activities	(18.2)	11.6
FINANCING ACTIVITIES
Dividends paid	(30.9)	(29.6)
Common stock repurchases	(33.1)	(32.5)
Excess tax benefit from vesting of stock awards	—	(0.3)
Repayment of long-term debt	(1.3)	(0.7)
Net cash used in financing activities	(65.3)	(63.1)
Effect of exchange rate changes on cash and cash equivalents	3.4	1.0
Net decrease in cash and cash equivalents	(57.8)	(30.4)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$139.3	$151.5

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB Simplification Initiative. The updated guidance simplifies several aspects of the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance in Q1 2018 and, as a result, the income tax effects of our share-based compensation awards, which aggregated $0.5, were recognized as a component of Income tax expense on our Consolidated Statement of Income for the six months ended August 25, 2017 instead of a component of Additional paid-in capital on our Consolidated Balance Sheet as of August 25, 2017. The remaining requirements of this new accounting guidance did not have a material impact on our consolidated financial statements.
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact that will result from adoption of the new standard, but based on analysis performed as of August 25, 2017, we do not anticipate a significant impact on our consolidated financial statements. We currently plan to apply the new standard using the modified retrospective method beginning in 2019.

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

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Net income	$36.9	$38.2	$55.0	$57.6
Adjustment for earnings attributable to participating securities	(0.7)	(0.7)	(1.0)	(1.1)
Net income used in calculating earnings per share	$36.2	$37.5	$54.0	$56.5
Weighted-average common shares outstanding including participating securities (in millions)	119.7	121.1	119.8	121.4
Adjustment for participating securities (in millions)	(2.4)	(2.4)	(2.2)	(2.3)
Shares used in calculating basic earnings per share (in millions)	117.3	118.7	117.6	119.1
Effect of dilutive stock-based compensation (in millions)	0.2	0.4	0.2	0.5
Shares used in calculating diluted earnings per share (in millions)	117.5	119.1	117.8	119.6
Earnings per share:
Basic	$0.31	$0.32	$0.46	$0.47
Diluted	$0.31	$0.31	$0.46	$0.47
Total common shares outstanding at period end (in millions)	116.0	118.3	116.0	118.3

Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.5	0.3	0.5	0.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 25, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of May 26, 2017	$(0.3)	$15.8	$(51.8)	$(36.3)
Other comprehensive income (loss) before reclassifications	0.3	0.2	8.8	9.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.5)	—	(1.5)
Net current period other comprehensive income (loss)	0.3	(1.3)	8.8	7.8
Balance as of August 25, 2017	$—	$14.5	$(43.0)	$(28.5)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 25, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 24, 2017	$(0.3)	$13.0	$(63.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.3)	20.3	20.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.8	—	1.8
Net current period other comprehensive income (loss)	0.3	1.5	20.3	22.1
Balance as of August 25, 2017	$—	$14.5	$(43.0)	$(28.5)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 25, 2017 and August 26, 2016:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.5)	(0.1)	(0.9)	(0.1)	Cost of sales
Actuarial losses (gains)	(0.3)	—	(0.7)	0.1	Operating expenses
Prior service cost (credit)	(0.8)	(1.0)	(1.6)	(2.0)	Cost of sales
Prior service cost (credit)	(0.9)	(1.2)	(1.9)	(2.4)	Operating expenses
Settlements - Actuarial losses (gains)	—	—	3.9	—	Cost of sales
Settlements - Actuarial losses (gains)	—	—	3.2	—	Operating expenses
	1.0	0.6	(0.2)	1.7	Income tax expense
Total reclassifications	$(1.5)	$(1.7)	$1.8	$(2.7)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $296.1 and $297.4 as of August 25, 2017 and February 24, 2017, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $327 and $330 as of August 25, 2017 and February 24, 2017, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 25, 2017 and February 24, 2017 are summarized below:

	August 25, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$139.3	$—	$—	$139.3
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	40.1	—	40.1
U.S. agency debt securities	—	12.8	—	12.8
Asset backed securities	—	8.3	—	8.3
U.S. government debt securities	2.3	—	—	2.3
Municipal debt securities	—	1.3	—	1.3
Foreign exchange forward contracts	—	1.6	—	1.6
Auction rate securities	—	—	3.9	3.9
	$144.1	$64.1	$3.9	$212.1
Liabilities:
Foreign exchange forward contracts	—	(2.4)	—	(2.4)
	$—	$(2.4)	$—	$(2.4)

	February 24, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$197.1	$—	$—	$197.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	33.6	—	33.6
U.S. agency debt securities	—	18.6	—	18.6
Asset backed securities	—	3.7	—	3.7
U.S. government debt securities	2.4	—	—	2.4
Municipal debt securities	—	15.1	—	15.1
Foreign exchange forward contracts	—	3.5	—	3.5
Auction rate securities	—	—	3.5	3.5
	$202.0	$74.5	$3.5	$280.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.9)	$—	$(0.9)
	$—	$(0.9)	$—	$(0.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 25, 2017:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 24, 2017	$3.5
Unrealized gain on investments	0.4
Balance as of August 25, 2017	$3.9

6.	INVENTORIES

Inventories	August 25, 2017	February 24, 2017
Raw materials and work-in-process	$84.7	$79.6
Finished goods	107.5	101.7
	192.2	181.3
Revaluation to LIFO	18.7	18.2
	$173.5	$163.1
The portion of inventories determined by the LIFO method was $76.2 and $77.9 as of August 25, 2017 and February 24, 2017, respectively.

7.	SHARE-BASED COMPENSATION
Performance Units
In the six months ended August 25, 2017, we awarded 154,500 performance units ("PSUs") to our executive officers. The PSUs awarded are earned after a three-year performance period, from 2018 through 2020, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 309,000. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $21.77 per unit for these PSUs, compared to $16.33 and $24.15 per unit for similar PSUs granted in 2017 and 2016, respectively.
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 25, 2017 and August 26, 2016 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Expense	$0.9	$1.0	$2.5	$3.2
Tax benefit	0.3	0.4	0.9	1.2
As of August 25, 2017, there was $4.2 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
The PSU activity for the six months ended August 25, 2017 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	916,420	$19.31
Granted	309,000	21.77
Nonvested as of August 25, 2017	1,225,420	$19.93
Restricted Stock Units
During the six months ended August 25, 2017, we awarded 650,321 restricted stock units ("RSUs"), of which 131,200 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 25, 2017 and August 26, 2016 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Expense	$2.2	$2.2	$8.8	$8.9
Tax benefit	0.8	0.8	3.2	3.2
As of August 25, 2017, there was $10.9 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the six months ended August 25, 2017 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	1,731,507	$16.38
Granted	650,321	16.73
Vested	(13,388)	16.36
Forfeited	(17,104)	16.52
Nonvested as of August 25, 2017	2,351,336	$16.47

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	REPORTABLE SEGMENTS
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
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash, short-term investment balances and COLI balances.
Revenue and operating income (loss) for the three and six months ended August 25, 2017 and August 26, 2016 and total assets as of August 25, 2017 and February 24, 2017 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Revenue
Americas	$568.5	$571.0	$1,103.5	$1,091.4
EMEA	118.2	112.8	231.3	238.1
Other	88.9	74.2	175.9	147.3
	$775.6	$758.0	$1,510.7	$1,476.8
Operating income (loss)
Americas	$57.7	$78.0	$99.5	$124.6
EMEA	(3.6)	(11.4)	(12.2)	(17.6)
Other	6.8	3.5	13.3	5.7
Corporate	(6.7)	(8.2)	(16.5)	(17.5)
	$54.2	$61.9	$84.1	$95.2

Reportable Segment Balance Sheet Data	August 25, 2017	February 24, 2017
Total assets
Americas	$1,010.3	$960.7
EMEA	294.4	297.4
Other	208.1	191.1
Corporate	262.3	342.8
	$1,775.1	$1,792.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Revenue	$775.6	100.0%	$758.0	100.0%	$1,510.7	100.0%	$1,476.8	100.0%
Cost of sales	517.2	66.7	494.9	65.3	1,009.5	66.8	979.7	66.3
Restructuring costs	—	—	—	—	—	—	4.2	0.3
Gross profit	258.4	33.3	263.1	34.7	501.2	33.2	492.9	33.4
Operating expenses	204.2	26.3	200.9	26.5	417.1	27.6	397.0	26.9
Restructuring costs	—	—	0.3	—	—	—	0.7	0.1
Operating income	54.2	7.0	61.9	8.2	84.1	5.6	95.2	6.4
Interest expense	(4.4)	(0.6)	(4.4)	(0.6)	(8.7)	(0.7)	(8.6)	(0.6)
Investment income	0.4	—	0.3	—	0.8	0.1	0.8	0.1
Other income, net	0.5	0.1	1.8	0.3	2.9	0.2	3.9	0.3
Income before income tax expense	50.7	6.5	59.6	7.9	79.1	5.2	91.3	6.2
Income tax expense	13.8	1.7	21.4	2.9	24.1	1.6	33.7	2.3
Net income	$36.9	4.8%	$38.2	5.0%	$55.0	3.6%	$57.6	3.9%
Earnings per share:
Basic	$0.31		$0.32		$0.46		$0.47
Diluted	$0.31		$0.31		$0.46		$0.47

Q2 2018 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q2 2017 revenue	$571.0	$112.8	$74.2	$758.0
Divestitures	—	(1.0)	—	(1.0)
Currency translation effects*	0.1	2.0	0.3	2.4
Q2 2017 revenue, adjusted	571.1	113.8	74.5	759.4
Q2 2018 revenue	568.5	118.2	88.9	775.6
Organic growth (decline) $	$(2.6)	$4.4	$14.4	$16.2
Organic growth (decline) %	—%	4%	19%	2%

* Currency translation effects represent the estimated net effect of translating Q2 2017 foreign currency revenues using the average exchange rates during Q2 2018.

Year-to-Date 2018 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2017 revenue	$1,091.4	$238.1	$147.3	$1,476.8
Divestitures	—	(1.8)	—	(1.8)
Currency translation effects*	(0.8)	(4.1)	(0.5)	(5.4)
Year-to-date 2017 revenue, adjusted	1,090.6	232.2	146.8	1,469.6
Year-to-date 2018 revenue	1,103.5	231.3	175.9	1,510.7
Organic growth (decline) $	$12.9	$(0.9)	$29.1	$41.1
Organic growth (decline) %	1%	—%	20%	3%

* Currency translation effects represent the estimated net effect of translating year-to-date 2017 foreign currency revenues using the average exchange rates during year-to-date 2018.

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Operating income	$54.2	7.0%	$61.9	8.2%	$84.1	5.6%	$95.2	6.4%
Add: restructuring costs	—	—	0.3	—	—	—	4.9	0.4
Adjusted operating income	$54.2	7.0%	$62.2	8.2%	$84.1	5.6%	$100.1	6.8%
Overview
In Q2 2018, we posted 2% revenue growth over the prior year, driven by strong growth in Asia Pacific and 5% growth in EMEA, while revenue in the Americas declined by less than 1% compared to the prior year. In the Americas, continued growth from new products and solutions was offset by continued declines in traditional furniture applications. Demand from large customers remained subdued, but the rate of decline was lower than the first quarter.
Despite the revenue growth, operating income declined compared to the prior year as a result of increases in cost of sales and operating expenses as a percentage of revenue in the Americas. The increases reflected higher discounting and incentives, higher commodity costs, investments in support of product development and manufacturing agility, and unfavorable shifts in business mix. We have continued to invest in product development, sales, marketing and information technology that support our strategies, and we intend to launch a significant number of new products throughout 2018.
Q2 2018 Compared to Q2 2017
We recorded net income of $36.9 and diluted earnings per share of $0.31 in Q2 2018 compared to net income of $38.2 and diluted earnings per share of $0.31 in Q2 2017. The Q2 2018 results reflected the net impact of the sale of property in Rosenheim, Germany and a favorable tax adjustment which together increased diluted earnings per share by approximately $0.05. Operating income of $54.2 in Q2 2018 compared to operating income of $61.9 in Q2 2017. Benefits associated with revenue growth in Q2 2018 were more than offset by higher cost of sales as a percentage of revenue in the Americas and higher operating expenses compared to the prior year. After adjusting for the impact of restructuring costs in the prior year, operating income of $54.2 in Q2 2018 compared to adjusted operating income of $62.2 in Q2 2017.

Revenue of $775.6 in Q2 2018 represented an increase of $17.6 or 2% compared to the prior year. The increase in revenue was driven by growth of 20% in the Other category and 5% in EMEA, while revenue in the Americas declined by less than 1% compared to the prior year. After adjusting for $2.4 of favorable currency translation effects and a $1.0 unfavorable impact due to divestitures, organic revenue growth was $16.2 or 2% compared to the prior year. On an organic basis, revenue in the Other category grew by 19% and revenue in EMEA grew by 4%, while revenue in the Americas declined by less than 1% compared to the prior year.
Cost of sales as a percentage of revenue increased by 140 basis points to 66.7% of revenue in Q2 2018 compared to Q2 2017. The increase was driven by a 250 basis point increase in the Americas, partially offset by a 280 basis point decline in EMEA. The increase in the Americas was driven by higher discounting and incentives, higher commodity costs, investments in support of product development and manufacturing agility, and unfavorable shifts in business mix. The improvement in EMEA was driven by benefits associated with cost reduction and other gross margin improvement initiatives.
Operating expenses of $204.2 in Q2 2018 represented an increase of $3.3 or a decline of 20 basis points as a percentage of revenue compared to the prior year. Current quarter operating expenses included a $4.0 gain on the sale of the Rosenheim property and $1.8 of lower deferred compensation expense compared to the prior year. Increased spending in the current quarter included investments in product development, sales, marketing and information technology in support of our strategies, partially offset by lower variable compensation expense.
There were no restructuring costs in Q2 2018 compared to restructuring costs of $0.3 in Q2 2017. The Q2 2017 amount included costs associated with the establishment of the Learning + Innovation Center in Munich, Germany.
Our effective tax rate in Q2 2018 was 27.2% compared to a Q2 2017 effective tax rate of 35.9%. The improvement was primarily due to a $3.9 favorable tax adjustment recorded during the current quarter.
Year-to-Date 2018 Compared to Year-to-Date 2017
We recorded year-to-date 2018 net income of $55.0 compared to year-to-date 2017 net income of $57.6. The slight decline was driven by the same factors as the quarter. The year-to-date 2018 results reflected the net impact of the sale of the Rosenheim property and a favorable tax adjustment in Q2 2018 which together increased diluted earnings per share by approximately $0.05, partially offset by the defined benefit plan annuitizations in Q1 2018 which decreased diluted earnings per share by approximately $0.03.
Year-to-date 2018 revenue of $1,510.7 represented an increase of $33.9 or 2% compared to year-to-date 2017. The increase in revenue was driven by higher volume in the Other category and the Americas. After adjusting for $5.4 of unfavorable currency translation effects and a $1.8 unfavorable impact due to divestitures, the organic revenue increase was $41.1 or 3%. On an organic basis, revenue increased by 20% in the Other category and 1% in the Americas, while EMEA was flat compared to the prior year.
Cost of sales increased by 50 basis points to 66.8% of revenue in year-to-date 2018 compared to year-to-date 2017. The increase was due to a 140 basis point increase in the Americas, partially offset by an improvement of 120 basis points in EMEA and an improvement of 220 basis points in the Other category. The increase in the Americas was driven by higher discounting and incentives, higher commodity costs, investments in support of product development and manufacturing agility, unfavorable shifts in business mix and $3.4 of charges associated with the defined benefit plan annuitizations recorded in Q1 2018, partially offset by ongoing cost reduction initiatives and $5.4 of lower warranty costs compared to the prior year. The improvement in EMEA was driven by benefits associated with cost reduction and other gross margin improvement initiatives. The improvement in the Other category was driven by the impact of higher sales volume.
Operating expenses of $417.1 in year-to-date 2018 represented an increase of $20.1 or 70 basis points as a percentage of revenue compared to the prior year. Operating expenses increased by $17.2 in the Americas and $5.9 in the Other category, while operating expenses decreased by $2.0 in EMEA. The increase in the Americas and Other category was driven primarily by investments in product development, sales, marketing and information technology. The decrease in EMEA included a $4.0 gain from the sale of the Rosenheim property, partially offset by higher costs related to product development and our new Learning + Innovation Center in Munich. In addition, the higher spending included $3.9 of expense associated with the defined benefit plan annuitizations ($3.0 in the Other category and $0.9 in Corporate).

There were no restructuring costs in year-to-date 2018 compared to net restructuring costs of $4.9 in year-to-date 2017. The year-to-date 2017 amount included costs related to the closure of a manufacturing facility in High Point, North Carolina, the closure of a manufacturing facility in Durlangen, Germany and the establishment of the Learning + Innovation Center in Munich.
Our year-to-date 2018 effective tax rate was 30.5% compared to a year-to-date 2017 effective tax rate of 36.9%. The decrease was driven by the same factor as the quarter.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Interest expense	$(4.4)	$(4.4)	$(8.7)	$(8.6)
Investment income	0.4	0.3	0.8	0.8
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.6	2.2	5.6	4.7
Foreign exchange gains (losses)	(0.2)	0.2	(2.2)	0.7
Miscellaneous, net	(1.9)	(0.6)	(0.5)	(1.5)
Total other income, net	0.5	1.8	2.9	3.9
Total interest expense, investment income and other income, net	$(3.5)	$(2.3)	$(5.0)	$(3.9)
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Revenue	$568.5	100.0%	$571.0	100.0%	$1,103.5	100.0%	$1,091.4	100.0%
Cost of sales	372.7	65.6	360.5	63.1	725.8	65.8	703.2	64.4
Restructuring costs	—	—	—	—	—	—	2.6	0.3
Gross profit	195.8	34.4	210.5	36.9	377.7	34.2	385.6	35.3
Operating expenses	138.1	24.3	132.5	23.2	278.2	25.2	261.0	23.9
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$57.7	10.1%	$78.0	13.7%	$99.5	9.0%	$124.6	11.4%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Operating income	$57.7	10.1%	$78.0	13.7%	$99.5	9.0%	$124.6	11.4%
Add: restructuring costs	—	—	—	—	—	—	2.6	0.3
Adjusted operating income	$57.7	10.1%	$78.0	13.7%	$99.5	9.0%	$127.2	11.7%
Operating income in the Americas decreased by $20.3 and $25.1 respectively, in Q2 2018 and year-to-date 2018 compared to the prior year. The decline in the quarter was driven by higher cost of sales as a percentage of revenue and higher operating expenses. On a year-to-date basis, the decline was driven by higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher revenue. After adjusting for the impact of restructuring costs in the prior year, operating income of $57.7 and $99.5 in Q2 2018 and year-to-date 2018 compared to adjusted operating income of $78.0 and $127.2 in the prior year.

The Americas revenue represented 73.3% of consolidated revenue in Q2 2018. Revenue for Q2 2018 was $568.5 compared to $571.0 in Q2 2017. The continued growth from our new products and solutions was offset by declines in traditional furniture applications. Demand from large customers remained subdued, but the rate of decline was lower than Q1 2018. After adjusting for $0.1 of unfavorable currency translation effects, the organic revenue decrease in Q2 2018 was $2.6.
Year-to-date 2018 revenue of $1,103.5 represented an increase of $12.1 compared to year-to-date 2017. The slight increase in revenue reflected continued growth from our new products and solutions, partially offset by declines in traditional furniture applications. After adjusting for $0.8 of unfavorable currency translation effects, the year-to-date 2018 organic revenue increase was $12.9 or 1% compared to the prior year.
Cost of sales as a percentage of revenue increased 250 basis points in Q2 2018 compared to Q2 2017, which represented the lowest level of cost of sales as a percentage of revenue in more than a decade. The increase was driven by higher discounting and incentives, higher commodity costs, higher investments in support of product development and manufacturing agility, and unfavorable shifts in business mix, each of which contributed similarly to the increase. Year-to-date 2018 cost of sales represented an increase of 140 basis points compared to the prior year and was driven by higher discounting and incentives, approximately $6 of higher commodity costs, approximately $5 of higher investments in support of product development and manufacturing agility, unfavorable shifts in business mix, and $3.4 of charges associated with the defined benefit plan annuitizations, partially offset by ongoing cost reduction initiatives and $5.4 of lower warranty costs compared to the prior year.
Operating expenses in Q2 2018 increased by $5.6, or 110 basis points as a percentage of revenue, compared to the prior year driven by $7.3 of higher investments in product development, sales, marketing and information technology that support our product development and growth strategies. Operating expenses increased by $17.2, or 130 basis points as a percentage of revenue, in year-to-date 2018 compared to the prior year and was driven by the same factors as the quarter.
There were no restructuring costs recorded in the Americas in Q2 2018 or Q2 2017. There were no restructuring costs recorded in the Americas in year-to-date 2018 compared to restructuring costs of $2.6 in year-to-date 2017 associated with the closure of the High Point manufacturing facility.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Revenue	$118.2	100.0%	$112.8	100.0%	$231.3	100.0%	$238.1	100.0%
Cost of sales	86.8	73.4	86.0	76.2	171.4	74.1	179.3	75.3
Restructuring costs	—	—	—	—	—	—	1.6	0.7
Gross profit	31.4	26.6	26.8	23.8	59.9	25.9	57.2	24.0
Operating expenses	35.0	29.6	37.9	33.6	72.1	31.2	74.1	31.1
Restructuring costs	—	—	0.3	0.3	—	—	0.7	0.3
Operating loss	$(3.6)	(3.0)%	$(11.4)	(10.1)%	$(12.2)	(5.3)%	$(17.6)	(7.4)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Six Months Ended
	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Operating loss	$(3.6)	(3.0)%	$(11.4)	(10.1)%	$(12.2)	(5.3)%	$(17.6)	(7.4)%
Add: restructuring costs	—	—	0.3	0.3	—	—	2.3	1.0
Adjusted operating loss	$(3.6)	(3.0)%	$(11.1)	(9.8)%	$(12.2)	(5.3)%	$(15.3)	(6.4)%
Operating results in EMEA improved significantly in Q2 2018 and year-to-date 2018 compared to the prior year. The improvement was driven by benefits associated with cost reduction and other gross margin improvement initiatives and included a $4.0 gain on the sale of the Rosenheim property.

EMEA revenue represented 15.2% of consolidated revenue in Q2 2018. Revenue for Q2 2018 was $118.2 compared to $112.8 in Q2 2017. The increase in revenue was driven by higher volume in Eastern Europe, Iberia, the Middle East, and the United Kingdom, partially offset by a decline in Germany. After adjusting for $2.0 of favorable currency translation effects, the organic revenue increase was $4.4 or 4%. For year-to-date 2018, revenue declined by $6.8 or 3% compared to the prior year due to lower volume in Germany, partially offset by growth in the Middle East and Eastern Europe.
Cost of sales as a percentage of revenue decreased significantly in Q2 2018 and year-to-date 2018 compared to the prior year. The improved performance was driven by benefits associated with cost reduction and other gross margin improvement initiatives and favorable shifts in business mix.
Operating expenses in Q2 2018 and year-to-date 2018 decreased by $2.9 and $2.0, respectively, compared to the prior year. The decreases included a $4.0 gain on the sale of the Rosenheim property, partially offset by higher costs related to product development and our new Learning + Innovation Center in Munich.
There were no restructuring costs in EMEA in Q2 2018 and year-to-date 2018 compared to restructuring costs of $0.3 and $2.3, in Q2 2017 and year-to-date 2017, respectively. The restructuring costs in Q2 2017 and year-to-date 2017 were associated with the closure of the Durlangen manufacturing facility and the establishment of the Learning + Innovation Center in Munich.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Revenue	$88.9	100.0%	$74.2	100.0%	$175.9	100.0%	$147.3	100.0%
Cost of sales	57.7	64.9	48.4	65.2	112.3	63.8	97.2	66.0
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	31.2	35.1	25.8	34.8	63.6	36.2	50.1	34.0
Operating expenses	24.4	27.5	22.3	30.1	50.3	28.6	44.4	30.1
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$6.8	7.6%	$3.5	4.7%	$13.3	7.6%	$5.7	3.9%

	Three Months Ended				Six Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	August 25, 2017		August 26, 2016		August 25, 2017		August 26, 2016
Operating income	$6.8	7.6%	$3.5	4.7%	$13.3	7.6%	$5.7	3.9%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$6.8	7.6%	$3.5	4.7%	$13.3	7.6%	$5.7	3.9%
Revenue in the Other category represented 11.5% of consolidated revenue in Q2 2018. Revenue in Q2 2018 increased $14.7 or 20% compared to the prior year driven by strong growth in Asia Pacific (led by India) and Designtex. Year-to-date 2018 revenue of $175.9 represented an increase of $28.6 or 19% compared to the prior year. The increase was driven by the same factors as the quarter.
Operating results in the Other category improved significantly in Q2 2018 and year-to-date 2018 compared to the prior year. The Q2 2018 results reflected strong performance in Asia Pacific driven by higher volume. Operating results in year-to-date 2018 were driven by strong performance in Asia Pacific, partially offset by lower income at Designtex which included $3.0 of charges related to the defined benefit plan annuitizations in Q1 2018.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 25, 2017	August 26, 2016	August 25, 2017	August 26, 2016
Operating expenses	$6.7	$8.2	$16.5	$17.5
The decrease in operating expenses in Q2 2018 and year-to-date 2018 was primarily due to lower deferred compensation expense compared to the prior year.
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

Liquidity Sources	August 25, 2017	February 24, 2017
Cash and cash equivalents	$139.3	$197.1
Short-term investments	64.8	73.4
Company-owned life insurance	168.8	168.8
Availability under credit facilities	155.1	150.3
Total liquidity	$528.0	$589.6
As of August 25, 2017, we held a total of $204.1 in cash and cash equivalents and short-term investments. Of our total $139.3 in cash and cash equivalents, approximately 51% was located in the U.S. and the remaining 49% was located outside of the U.S., primarily in France, Mexico, China and Hong Kong. The majority of amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. However, such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries. The majority of our short-term investments are located in the U.S. and maintained in a managed investment portfolio, which primarily consists of corporate debt securities and U.S. agency debt securities.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term employee benefit obligations. However, COLI can be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value.
Availability under credit facilities may be reduced related to compliance with applicable covenants.
The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 25, 2017 and August 26, 2016:

	Six Months Ended
Cash Flow Data	August 25, 2017	August 26, 2016
Net cash provided by (used in):
Operating activities	$22.3	$20.1
Investing activities	(18.2)	11.6
Financing activities	(65.3)	(63.1)
Effect of exchange rate changes on cash and cash equivalents	3.4	1.0
Net decrease in cash and cash equivalents	(57.8)	(30.4)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$139.3	$151.5

Cash provided by operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 25, 2017	August 26, 2016
Net income	$55.0	$57.6
Depreciation and amortization	31.2	29.4
Non-cash stock compensation	11.7	12.5
Other	(1.6)	(4.2)
Changes in accounts receivable, inventories and accounts payable	(29.6)	5.8
Changes in VAT recoverable	9.5	13.2
Changes in employee compensation liabilities	(59.2)	(70.3)
Changes in other operating assets and liabilities and deferred income taxes	5.3	(23.9)
Net cash provided by operating activities	$22.3	$20.1
The increased use of working capital in the current period was driven by revenue growth, which was notably higher toward the end of Q2 2018 compared to Q2 2017. The lower level of changes in employee compensation liabilities in the current period was driven by lower variable compensation payments in Q1 2018 compared to Q1 2017. Changes in other operating assets and liabilities and deferred income taxes were primarily driven by timing of payments and collections related to various tax accounts and accrued expenses.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 25, 2017	August 26, 2016
Capital expenditures	$(36.6)	$(26.8)
Purchases of investments	(52.1)	(37.2)
Liquidations of investments	60.7	74.8
Other	9.8	0.8
Net cash provided by (used in) investing activities	$(18.2)	$11.6
Capital expenditures in year-to-date 2018 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich.
Liquidations of short-term investments were lower in year-to-date 2018 due to lower variable compensation payments in Q1 2018 compared to Q1 2017.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 25, 2017	August 26, 2016
Dividends paid	$(30.9)	$(29.6)
Common stock repurchases	(33.1)	(32.5)
Excess tax benefit from vesting of stock awards	—	(0.3)
Repayments of debt	(1.3)	(0.7)
Net cash used in financing activities	$(65.3)	$(63.1)
We paid dividends of $0.1275 per common share in each of Q1 2018 and Q2 2018 and $0.12 per share in each of Q1 2017 and Q2 2017.
In year-to-date 2018, we made common stock repurchases of 2,358,714 shares, 358,714 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. In year-to-date 2017, we made common stock repurchases of 2,315,717 shares, 448,817 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards.
As of the end of Q2 2018, we had $99.2 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.

Off-Balance Sheet Arrangements
During Q2 2018, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2018, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 25, 2017 were:

Liquidity Facilities	August 25, 2017
Global committed bank facility	$125.0
Various uncommitted lines	30.1
Total credit lines available	155.1
Less: Borrowings outstanding	—
Available capacity	$155.1
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. As of August 25, 2017, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of August 25, 2017.
In addition, we have credit agreements totaling $43.5 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees totaling $14.5 were outstanding under such facilities as of August 25, 2017. There were no draws on our standby letters of credit during Q2 2018.
Total consolidated debt as of August 25, 2017 was $296.1. Our debt primarily consists of $248.9 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of August 25, 2017 of $46.7. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
On September 18, 2017, we announced a quarterly dividend on our common stock of $0.1275 per share, or approximately $15.1, to be paid in Q3 2018. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates
During Q2 2018, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 25, 2017 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2017. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2018, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2018, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2018, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2018, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 25, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 25, 2017, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/27/2017 - 06/30/2017	722,508	$13.93	722,225	$116.4
07/01/2017 - 07/28/2017	293,358	$14.18	293,358	$112.3
07/29/2017 - 08/25/2017	984,417	$13.30	984,417	$99.2
Total	2,000,283	(2)	2,000,000
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On April 18, 2017, we entered into a stock repurchase agreement with a third party broker under which the broker was authorized to repurchase up to 4 million shares of our common stock on our behalf during the period from from April 18, 2017 through September 21, 2017. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreement are part of the Company's share repurchase program approved in January 2016.

(2)	283 of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Mark T. Mossing
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 20, 2017

Exhibit Index

Exhibit No.	Description

10.1	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan
10.2	Summary of Compensation for the Board of Directors of Steelcase Inc. (1)
10.3	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (2)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 14, 2017 (commission file number 001-13873), and incorporated herein by reference.

(2)	Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on July 14, 2017 (commission file number 001-13873), and incorporated herein by reference.