Form 10-Q
period 2017-11-24
STEELCASE INC
filed 2017-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 18, 2017, Steelcase Inc. had 85,669,629 shares of Class A Common Stock and 30,466,915 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Revenue	$772.1	$786.5	$2,282.8	$2,263.3
Cost of sales	520.3	524.6	1,529.8	1,504.3
Restructuring costs	—	—	—	4.2
Gross profit	251.8	261.9	753.0	754.8
Operating expenses	213.3	207.5	630.4	604.5
Restructuring costs (benefits)	—	(0.2)	—	0.5
Operating income	38.5	54.6	122.6	149.8
Interest expense	(4.3)	(4.3)	(13.0)	(12.9)
Investment income	0.3	0.4	1.1	1.2
Other income, net	3.2	4.1	6.1	8.0
Income before income tax expense	37.7	54.8	116.8	146.1
Income tax expense	12.0	13.6	36.1	47.3
Net income	$25.7	$41.2	$80.7	$98.8
Earnings per share:
Basic	$0.22	$0.34	$0.68	$0.82
Diluted	$0.22	$0.34	$0.67	$0.81
Dividends declared and paid per common share	$0.1275	$0.1200	$0.3825	$0.3600

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Net income	$25.7	$41.2	$80.7	$98.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	(0.5)	0.3	(0.6)
Pension and other post-retirement liability adjustments	(2.0)	(0.7)	(0.5)	(3.2)
Foreign currency translation adjustments	6.3	(18.5)	26.6	(15.2)
Total other comprehensive income (loss), net	4.3	(19.7)	26.4	(19.0)
Comprehensive income	$30.0	$21.5	107.1	79.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 24, 2017	February 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$244.1	$197.1
Short-term investments	—	73.4
Accounts receivable, net of allowances of $11.7 and $11.2	347.5	307.6
Inventories	186.3	163.1
Prepaid expenses	21.5	19.1
Other current assets	47.7	58.9
Total current assets	847.1	819.2
Property, plant and equipment, net of accumulated depreciation of $1,011.0 and $959.6	430.4	408.1
Company-owned life insurance ("COLI")	170.5	168.8
Deferred income taxes	192.8	179.6
Goodwill	107.0	106.7
Other intangible assets, net of accumulated amortization of $44.4 and $43.2	16.3	16.8
Investments in unconsolidated affiliates	53.7	50.5
Other assets	30.7	42.3
Total assets	$1,848.5	$1,792.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247.1	$216.8
Short-term borrowings and current maturities of long-term debt	2.8	2.8
Accrued expenses:
Employee compensation	114.5	154.3
Employee benefit plan obligations	29.9	35.0
Accrued promotions	29.6	19.0
Customer deposits	20.2	15.9
Product warranties	17.6	20.4
Other	74.0	59.2
Total current liabilities	535.7	523.4
Long-term liabilities:
Long-term debt less current maturities	292.8	294.6
Employee benefit plan obligations	138.9	134.3
Other long-term liabilities	67.8	73.2
Total long-term liabilities	499.5	502.1
Total liabilities	1,035.2	1,025.5
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	3.5	—
Accumulated other comprehensive loss	(24.2)	(50.6)
Retained earnings	834.0	817.1
Total shareholders’ equity	813.3	766.5
Total liabilities and shareholders’ equity	$1,848.5	$1,792.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 24, 2017	November 25, 2016
OPERATING ACTIVITIES
Net income	$80.7	$98.8
Depreciation and amortization	47.7	44.7
Deferred income taxes	(6.3)	5.2
Non-cash stock compensation	15.5	16.6
Equity in income of unconsolidated affiliates	(10.4)	(7.3)
Dividends received from unconsolidated affiliates	7.5	7.4
Other	(7.5)	(6.4)
Changes in operating assets and liabilities:
Accounts receivable	(35.8)	(10.2)
Inventories	(22.4)	(14.8)
VAT recoverable	8.2	19.3
Other assets	15.5	(12.8)
Accounts payable	26.1	15.1
Employee compensation liabilities	(44.2)	(41.5)
Employee benefit obligations	(6.2)	(8.3)
Accrued expenses and other liabilities	26.7	(1.8)
Net cash provided by operating activities	95.1	104.0
INVESTING ACTIVITIES
Capital expenditures	(58.3)	(40.4)
Purchases of investments	(52.1)	(94.3)
Liquidations of investments	125.6	82.6
Other	15.3	1.6
Net cash provided by (used in) investing activities	30.5	(50.5)
FINANCING ACTIVITIES
Dividends paid	(45.9)	(44.1)
Common stock repurchases	(33.4)	(48.3)
Excess tax benefit from vesting of stock awards	—	(0.1)
Repayment of long-term debt	(2.0)	(1.6)
Net cash used in financing activities	(81.3)	(94.1)
Effect of exchange rate changes on cash and cash equivalents	2.7	(2.2)
Net increase (decrease) in cash and cash equivalents	47.0	(42.8)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$244.1	$139.1

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
In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In Q1 2018, we chose to early adopt this guidance, which did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB Simplification Initiative. The updated guidance simplifies several aspects of the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance in Q1 2018 and, as a result, the income tax effects of our share-based compensation awards, which aggregated $0.7, were recognized as a component of Income tax expense on our Consolidated Statement of Income for the nine months ended November 24, 2017 instead of a component of Additional paid-in capital on our Consolidated Balance Sheet as of November 24, 2017. The remaining requirements of this new accounting guidance did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We expect the adoption of this guidance will result in an increase in the assets and liabilities on our Consolidated Balance Sheets, and we are currently evaluating the extent of this increase.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact that will result from adoption of the new standard, but based on analysis performed as of November 24, 2017, we do not anticipate a significant impact on our consolidated financial statements. We currently plan to apply the new standard using the modified retrospective method beginning in 2019.

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

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Net income	$25.7	$41.2	$80.7	$98.8
Adjustment for earnings attributable to participating securities	(0.6)	(0.8)	(1.6)	(1.9)
Net income used in calculating earnings per share	$25.1	$40.4	$79.1	$96.9
Weighted-average common shares outstanding including participating securities (in millions)	118.4	120.4	119.4	121.1
Adjustment for participating securities (in millions)	(2.4)	(2.4)	(2.3)	(2.4)
Shares used in calculating basic earnings per share (in millions)	116.0	118.0	117.1	118.7
Effect of dilutive stock-based compensation (in millions)	0.2	0.4	0.2	0.5
Shares used in calculating diluted earnings per share (in millions)	116.2	118.4	117.3	119.2
Earnings per share:
Basic	$0.22	$0.34	$0.68	$0.82
Diluted	$0.22	$0.34	$0.67	$0.81
Total common shares outstanding at period end (in millions)	116.1	117.3	116.1	117.3

Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.5	0.3	0.5	0.3

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 24, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of August 25, 2017	$—	$14.5	$(43.0)	$(28.5)
Other comprehensive income (loss) before reclassifications	—	(0.5)	6.3	5.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.5)	—	(1.5)
Net current period other comprehensive income (loss)	—	(2.0)	6.3	4.3
Balance as of November 24, 2017	$—	$12.5	$(36.7)	$(24.2)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 24, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 24, 2017	$(0.3)	$13.0	$(63.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.7)	26.6	26.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	—	0.2
Net current period other comprehensive income (loss)	0.3	(0.5)	26.6	26.4
Balance as of November 24, 2017	$—	$12.5	$(36.7)	$(24.2)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 24, 2017 and November 25, 2016:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(0.4)	(0.1)	(1.3)	(0.2)	Cost of sales
Actuarial losses (gains)	(0.3)	—	(1.1)	0.1	Operating expenses
Prior service cost (credit)	(0.8)	(1.0)	(2.4)	(3.0)	Cost of sales
Prior service cost (credit)	(1.0)	(1.2)	(2.9)	(3.5)	Operating expenses
Settlements - Actuarial losses (gains)	—	—	3.9	—	Cost of sales
Settlements - Actuarial losses (gains)	—	—	3.2	—	Operating expenses
	1.0	0.8	0.8	2.4	Income tax expense
Total reclassifications	$(1.5)	$(1.5)	$0.2	$(4.2)	Net income

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE
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
Our total debt is carried at cost and was $295.6 and $297.4 as of November 24, 2017 and February 24, 2017, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $325 and $330 as of November 24, 2017 and February 24, 2017, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 24, 2017 and February 24, 2017 are summarized below:

	November 24, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$244.1	$—	$—	$244.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	0.9	—	0.9
Auction rate securities	—	—	3.9	3.9
	$246.6	$0.9	$3.9	$251.4
Liabilities:
Foreign exchange forward contracts	—	(1.6)	—	(1.6)
	$—	$(1.6)	$—	$(1.6)

	February 24, 2017
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$197.1	$—	$—	$197.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	33.6	—	33.6
U.S. agency debt securities	—	18.6	—	18.6
Asset backed securities	—	3.7	—	3.7
U.S. government debt securities	2.4	—	—	2.4
Municipal debt securities	—	15.1	—	15.1
Foreign exchange forward contracts	—	3.5	—	3.5
Auction rate securities	—	—	3.5	3.5
	$202.0	$74.5	$3.5	$280.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.9)	$—	$(0.9)
	$—	$(0.9)	$—	$(0.9)

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 24, 2017:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 24, 2017	$3.5
Unrealized gain on investments	0.4
Balance as of November 24, 2017	$3.9

6.	INVENTORIES

Inventories	November 24, 2017	February 24, 2017
Raw materials and work-in-process	$87.8	$79.6
Finished goods	117.4	101.7
	205.2	181.3
Revaluation to LIFO	18.9	18.2
	$186.3	$163.1
The portion of inventories determined by the LIFO method was $84.5 and $77.9 as of November 24, 2017 and February 24, 2017, respectively.

7.	SHARE-BASED COMPENSATION
Performance Units
During the nine months ended November 24, 2017, we awarded 154,500 performance units ("PSUs") to our executive officers. The PSUs awarded are earned after a three-year performance period, from 2018 through 2020, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 309,000. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $21.77 per unit for these PSUs, compared to $16.33 and $24.15 per unit for similar PSUs granted in 2017 and 2016, respectively.
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

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 24, 2017 and November 25, 2016 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Expense	$1.3	$1.5	$3.8	$4.7
Tax benefit	0.5	0.5	1.4	1.7
As of November 24, 2017, there was $3.0 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.
The PSU activity for the nine months ended November 24, 2017 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	916,420	$19.31
Granted	309,000	21.77
Nonvested as of November 24, 2017	1,225,420	$19.93
Restricted Stock Units
During the nine months ended November 24, 2017, we awarded 780,321 restricted stock units ("RSUs"), of which 131,200 were awarded to our executive officers. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 24, 2017 and November 25, 2016 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Expense	$2.3	$2.5	$11.1	$11.4
Tax benefit	0.8	0.9	4.0	4.1
As of November 24, 2017, there was $10.4 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the nine months ended November 24, 2017 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	1,731,507	$16.38
Granted	780,321	16.51
Vested	(132,238)	16.94
Forfeited	(32,088)	16.22
Nonvested as of November 24, 2017	2,347,502	$16.39

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	REPORTABLE SEGMENTS
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
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash, short-term investments and COLI.
Revenue and operating income (loss) for the three and nine months ended November 24, 2017 and November 25, 2016 and total assets as of November 24, 2017 and February 24, 2017 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Revenue
Americas	$552.8	$576.7	$1,656.3	$1,668.1
EMEA	141.1	135.5	372.4	373.6
Other	78.2	74.3	254.1	221.6
	$772.1	$786.5	$2,282.8	$2,263.3
Operating income (loss)
Americas	$47.6	$59.7	$147.1	$184.3
EMEA	(3.3)	2.7	(15.5)	(14.9)
Other	2.6	3.1	15.9	8.8
Corporate	(8.4)	(10.9)	(24.9)	(28.4)
	$38.5	$54.6	$122.6	$149.8

Reportable Segment Balance Sheet Data	November 24, 2017	February 24, 2017
Total assets
Americas	$1,016.4	$960.7
EMEA	303.2	297.4
Other	211.2	191.1
Corporate	317.7	342.8
	$1,848.5	$1,792.0

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SUBSEQUENT EVENT
On November 28, 2017, the Company announced the pending acquisition of AMQ Solutions, a California-based provider of height adjustable desking, benching and seating for workstations in the open plan, collaborative environments and training rooms. The proposed transaction includes the purchase of all outstanding membership interests of AMQ and certain assets of an affiliated company in an all cash transaction. The acquisition is expected to be completed during the Company's fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Revenue	$772.1	100.0%	$786.5	100.0%	$2,282.8	100.0%	$2,263.3	100.0%
Cost of sales	520.3	67.4	524.6	66.7	1,529.8	67.0	1,504.3	66.5
Restructuring costs	—	—	—	—	—	—	4.2	0.2
Gross profit	251.8	32.6	261.9	33.3	753.0	33.0	754.8	33.3
Operating expenses	213.3	27.6	207.5	26.4	630.4	27.6	604.5	26.7
Restructuring costs (benefits)	—	—	(0.2)	—	—	—	0.5	—
Operating income	38.5	5.0	54.6	6.9	122.6	5.4	149.8	6.6
Interest expense	(4.3)	(0.6)	(4.3)	(0.6)	(13.0)	(0.6)	(12.9)	(0.6)
Investment income	0.3	—	0.4	0.1	1.1	—	1.2	0.1
Other income, net	3.2	0.5	4.1	0.5	6.1	0.3	8.0	0.4
Income before income tax expense	37.7	4.9	54.8	6.9	116.8	5.1	146.1	6.5
Income tax expense	12.0	1.6	13.6	1.7	36.1	1.6	47.3	2.1
Net income	$25.7	3.3%	$41.2	5.2%	$80.7	3.5%	$98.8	4.4%
Earnings per share:
Basic	$0.22		$0.34		$0.68		$0.82
Diluted	$0.22		$0.34		$0.67		$0.81

Q3 2018 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q3 2017 revenue	$576.7	$135.5	$74.3	$786.5
Divestitures	(3.3)	(1.1)	—	(4.4)
Currency translation effects*	1.5	8.8	1.0	11.3
Q3 2017 revenue, adjusted	574.9	143.2	75.3	793.4
Q3 2018 revenue	552.8	141.1	78.2	772.1
Organic growth (decline) $	$(22.1)	$(2.1)	$2.9	$(21.3)
Organic growth (decline) %	(4)%	(1)%	4%	(3)%

* Currency translation effects represent the estimated net effect of translating Q3 2017 foreign currency revenues using the average exchange rates during Q3 2018.

Year-to-Date 2018 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2017 revenue	$1,668.1	$373.6	$221.6	$2,263.3
Divestitures	(3.3)	(2.9)	—	(6.2)
Currency translation effects*	0.8	4.7	0.6	6.1
Year-to-date 2017 revenue, adjusted	1,665.6	375.4	222.2	2,263.2
Year-to-date 2018 revenue	1,656.3	372.4	254.1	2,282.8
Organic growth (decline) $	$(9.3)	$(3.0)	$31.9	$19.6
Organic growth (decline) %	(1)%	(1)%	14%	1%

* Currency translation effects represent the estimated net effect of translating year-to-date 2017 foreign currency revenues using the average exchange rates during year-to-date 2018.

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Operating income	$38.5	5.0%	$54.6	6.9%	$122.6	5.4%	$149.8	6.6%
Add: restructuring costs (benefits)	—	—	(0.2)	—	—	—	4.7	0.2
Adjusted operating income	$38.5	5.0%	$54.4	6.9%	$122.6	5.4%	$154.5	6.8%
Overview
In Q3 2018, we posted a 2% revenue decline compared to the prior year, driven by a 4% decline in the Americas, partially offset by 4% growth in EMEA and 5% growth in the Other category. Revenue in the Americas was negatively impacted by continued declines in legacy furniture applications and reduced demand for day-to-day business.  Orders for day-to-day business in the Americas were flat in November compared to the prior year following significant declines earlier in the quarter. We have been receiving positive feedback from our customers and dealers from our new product introductions, partnership offerings and the pending acquisition of AMQ Solutions, and the number of large project opportunities and our project win rates have been increasing.
Operating income declined compared to the prior year due to lower sales volume, increases in cost of sales as a percentage of revenue and higher operating expenses. The increase in operating expenses reflected continued investments in product development, sales, marketing and information technology that support our strategies, including developing new products, enhancements and applications, expanding ancillary offerings and marketing partnerships, addressing product gaps and pursuing other areas for growth.
Q3 2018 Compared to Q3 2017
We recorded net income of $25.7 and diluted earnings per share of $0.22 in Q3 2018 compared to net income of $41.2 and diluted earnings per share of $0.34 in Q3 2017. The Q3 2017 results included a benefit related to the outcome of a tax audit in EMEA that had a favorable impact on diluted earnings per share of $0.03. Operating income of $38.5 in Q3 2018 compared to operating income of $54.6 in Q3 2017. The Q3 2018 results were driven by lower revenue in the Americas, higher cost of sales as a percentage of revenue in EMEA, and higher operating expenses globally. After adjusting for the impact of restructuring benefits in the prior year, operating income of $38.5 in Q3 2018 compared to adjusted operating income of $54.4 in Q3 2017.

Revenue of $772.1 in Q3 2018 represented a decrease of $14.4 or 2% compared to the prior year. The decrease in revenue was driven by lower revenue in the Americas, partially offset by growth of 4% in EMEA and 5% in the Other category. After adjusting for $11.3 of favorable currency translation effects and a $4.4 unfavorable impact due to divestitures, the organic revenue decline was $21.3 or 3% compared to the prior year. On an organic basis, revenue in the Americas declined by 4%, revenue in EMEA declined by 1% and revenue in the Other category grew by 4% compared to the prior year.
Cost of sales as a percentage of revenue increased by 70 basis points to 67.4% of revenue in Q3 2018 compared to Q3 2017. The increase was driven by a 40 basis point increase in the Americas and a 210 basis point increase in EMEA. The increase in the Americas was driven by the impacts of unfavorable shifts in business mix, lower volume and approximately $1 of higher commodity costs, partially offset by benefits associated with cost reduction efforts. The increase in EMEA was driven by unfavorable out-of-period accounting adjustments in the current quarter compared to favorable items in the prior year; benefits from gross margin improvement initiatives were offset by various operational inefficiencies and higher commodity costs.
Operating expenses of $213.3 in Q3 2018 represented an increase of $5.8 or 120 basis points as a percentage of revenue compared to the prior year. The increased spending compared to the prior year reflected investments in product development, sales, marketing and information technology in support of our strategies, partially offset by $8 of lower variable compensation expense.
Our effective tax rate in Q3 2018 was 31.8% compared to a Q3 2017 effective tax rate of 24.8%. The Q3 2018 rate was below the U.S. federal statutory tax rate of 35% primarily due to favorable tax adjustments recorded in connection with filing our 2017 U.S. tax return. The Q3 2017 rate was below the U.S. federal statutory tax rate primarily due to a benefit related to the outcome of a tax audit in EMEA.
Year-to-Date 2018 Compared to Year-to-Date 2017
We recorded year-to-date 2018 net income of $80.7 compared to year-to-date 2017 net income of $98.8. The decline was driven by higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher sales volume in the Other category. The year-to-date 2018 results reflected the net impact of the sale of property in Rosenheim, Germany and a favorable tax adjustment recorded in Q2 2018 which together increased diluted earnings per share by approximately $0.05, partially offset by the defined benefit plan annuitizations recorded in Q1 2018 which decreased diluted earnings per share by approximately $0.03.
Year-to-date 2018 revenue of $2,282.8 represented an increase of $19.5 or 1% compared to year-to-date 2017. The increase in revenue was driven by higher volume in the Other category, partially offset by lower volume in the Americas. After adjusting for $6.1 of favorable currency translation effects and a $6.2 unfavorable impact due to divestitures, the organic revenue increase was $19.6 or 1%. On an organic basis, revenue increased by 14% in the Other category, while the Americas and EMEA each declined 1% compared to the prior year.
Cost of sales increased by 50 basis points to 67.0% of revenue in year-to-date 2018 compared to year-to-date 2017. The increase was due to a 100 basis point increase in the Americas, partially offset by an improvement of 150 basis points in the Other category. The increase in the Americas was driven by approximately $6 of higher commodity costs, investments in support of product development and manufacturing agility, unfavorable shifts in business mix and $3.4 of charges associated with the defined benefit plan annuitizations recorded in Q1 2018, partially offset by benefits associated with ongoing cost reduction efforts and $6.0 of lower warranty costs compared to the prior year. The improvement in the Other category was driven by the impact of higher sales volume.
Operating expenses of $630.4 in year-to-date 2018 represented an increase of $25.9 or 90 basis points as a percentage of revenue compared to the prior year. The increased spending compared to the prior year reflected investments in product development, sales, marketing and information technology, partially offset by approximately $10 of lower variable compensation expense.
There were no restructuring costs in year-to-date 2018 compared to net restructuring costs of $4.7 in year-to-date 2017. The year-to-date 2017 amount included costs related to the closure of a manufacturing facility in High Point, North Carolina, the closure of a manufacturing facility in Durlangen, Germany and the establishment of the Learning + Innovation Center in Munich, Germany.
Our year-to-date 2018 effective tax rate was 30.9% compared to a year-to-date 2017 effective tax rate of 32.4%. The year-to-date 2018 rate was below the U.S. federal statutory tax rate of 35% primarily due to favorable tax adjustments recorded in year-to-date 2018. The year-to-date 2017 rate was below the U.S. federal statutory tax rate of 35% due to the same factor as the quarter.

STEELCASE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Interest expense	$(4.3)	$(4.3)	$(13.0)	$(12.9)
Investment income	0.3	0.4	1.1	1.2
Other income (expense), net:
Equity in income of unconsolidated affiliates	4.7	2.7	10.3	7.4
Foreign exchange gains (losses)	(0.8)	2.1	(3.0)	2.8
Miscellaneous, net	(0.7)	(0.7)	(1.2)	(2.2)
Total other income, net	3.2	4.1	6.1	8.0
Total interest expense, investment income and other income, net	$(0.8)	$0.2	$(5.8)	$(3.7)
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Revenue	$552.8	100.0%	$576.7	100.0%	$1,656.3	100.0%	$1,668.1	100.0%
Cost of sales	367.8	66.5	381.3	66.1	1,093.6	66.0	1,084.5	65.0
Restructuring costs	—	—	—	—	—	—	2.6	0.2
Gross profit	185.0	33.5	195.4	33.9	562.7	34.0	581.0	34.8
Operating expenses	137.4	24.9	135.7	23.5	415.6	25.1	396.7	23.8
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$47.6	8.6%	$59.7	10.4%	$147.1	8.9%	$184.3	11.0%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Americas	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Operating income	$47.6	8.6%	$59.7	10.4%	$147.1	8.9%	$184.3	11.0%
Add: restructuring costs	—	—	—	—	—	—	2.6	0.2
Adjusted operating income	$47.6	8.6%	$59.7	10.4%	$147.1	8.9%	$186.9	11.2%
Operating income in the Americas decreased by $12.1 and $37.2, respectively, in Q3 2018 and year-to-date 2018 compared to the prior year. The decline in the quarter was driven by lower volume and higher operating expenses. The year-to-date results were driven by the same factors as the quarter, as well as higher cost of sales as a percentage of revenue. After adjusting for the impact of restructuring costs in the prior year, operating income of $47.6 and $147.1 in Q3 2018 and year-to-date 2018, respectively, compared to adjusted operating income of $59.7 and $186.9 in the prior year.
The Americas revenue represented 71.6% of consolidated revenue in Q3 2018. Revenue for Q3 2018 was $552.8 compared to $576.7 in Q3 2017. The 4% decrease in revenue was driven by continued declines in revenue associated with legacy furniture applications and reduced demand for day-to-day business. After adjusting for $1.5 of favorable currency translation effects and a $3.3 unfavorable impact due to a divestiture, the organic revenue decrease in Q3 2018 was $22.1 or 4% compared to the prior year.

Year-to-date 2018 revenue of $1,656.3 represented a decrease of $11.8 compared to year-to-date 2017. The 1% decrease was driven by the same factors as the quarter. After adjusting for $0.8 of favorable currency translation effects and a $3.3 unfavorable impact due to a divestiture, the year-to-date 2018 organic revenue decrease was $9.3 or 1% compared to the prior year.
Cost of sales as a percentage of revenue increased 40 basis points in Q3 2018 compared to Q3 2017. The increase in the Americas was driven by the impacts of unfavorable shifts in business mix, lower volume and approximately $1 of higher commodity costs, partially offset by benefits associated with cost reduction efforts. Year-to-date 2018 cost of sales represented an increase of 100 basis points compared to the prior year and was driven by approximately $6 of higher commodity costs, higher investments in support of product development and manufacturing agility, unfavorable shifts in business mix, and $3.4 of charges associated with the defined benefit plan annuitizations, partially offset by benefits associated with ongoing cost reduction efforts and $6.0 of lower warranty costs compared to the prior year.
Operating expenses in Q3 2018 increased by $1.7, or 140 basis points as a percentage of revenue, compared to the prior year primarily due to approximately $11 of higher investments in product development, sales, marketing and information technology that support our product development and growth strategies, partially offset by approximately $7 of lower variable compensation expense and an approximately $2 favorable impact from a divestiture. Operating expenses increased by $18.9, or 130 basis points as a percentage of revenue, in year-to-date 2018 compared to the prior year and was driven by the same factors as the quarter.
There were no restructuring costs recorded in the Americas in Q3 2018 or Q3 2017. There were no restructuring costs recorded in the Americas in year-to-date 2018 compared to restructuring costs of $2.6 in year-to-date 2017 associated with the closure of the High Point manufacturing facility.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Revenue	$141.1	100.0%	$135.5	100.0%	$372.4	100.0%	$373.6	100.0%
Cost of sales	101.9	72.2	95.0	70.1	273.3	73.4	274.3	73.4
Restructuring costs	—	—	—	—	—	—	1.6	0.4
Gross profit	39.2	27.8	40.5	29.9	99.1	26.6	97.7	26.2
Operating expenses	42.5	30.1	38.0	28.1	114.6	30.8	112.1	30.0
Restructuring costs (benefits)	—	—	(0.2)	—	—	—	0.5	0.2
Operating income (loss)	$(3.3)	(2.3)%	$2.7	1.8%	$(15.5)	(4.2)%	$(14.9)	(4.0)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Nine Months Ended
	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Operating income (loss)	$(3.3)	(2.3)%	$2.7	1.8%	$(15.5)	(4.2)%	$(14.9)	(4.0)%
Add: restructuring costs (benefits)	—	—	(0.2)	—	—	—	2.1	0.6
Adjusted operating income (loss)	$(3.3)	(2.3)%	$2.5	1.8%	$(15.5)	(4.2)%	$(12.8)	(3.4)%
Operating results in EMEA declined in Q3 2018 and year-to-date 2018 compared to the prior year. The decline in Q3 2018 was driven by higher cost of sales as a percentage of revenue and higher operating expenses. The year-to-date decline was driven by higher operating expenses, which included a $4.0 gain on the sale of the Rosenheim property recorded in Q2 2018.

EMEA revenue represented 18.3% of consolidated revenue in Q3 2018. Revenue for Q3 2018 was $141.1 compared to $135.5 in Q3 2017. The increase in revenue was driven primarily by favorable currency translation effects and higher revenue in Iberia, partially offset by a decline in the United Kingdom and the Middle East. After adjusting for $8.8 of favorable currency translation effects and a $1.1 unfavorable impact due to divestitures, the organic revenue decline was $2.1 or 1%. For year-to-date 2018, revenue declined slightly compared to the prior year as growth in Eastern Europe and the Middle East was more than offset by lower volume in Germany, Central Europe and France.
Cost of sales as a percentage of revenue increased 210 basis points to 72.2% of revenue in Q3 2018 compared to the prior year. The increase in EMEA was driven by unfavorable out-of-period accounting adjustments in the current quarter compared to favorable items in the prior year. Benefits from gross margin improvement initiatives were offset by various operational inefficiencies and higher commodity costs. Year-to-date 2018 cost of sales was 73.4% of revenue which is consistent with the prior year.
Operating expenses in Q3 2018 and year-to-date 2018 increased by $4.5 and $2.5, respectively, compared to the prior year. The increase in Q3 2018 reflected higher costs related to a sales and dealer conference, product development, our new Learning + Innovation Center in Munich, and severance. The year-to-date 2018 increase was driven by the same factors as the quarter, partially offset by a $4.0 gain on the sale of the Rosenheim property.
There were no restructuring costs in EMEA in Q3 2018 compared to restructuring benefits of $0.2 in Q3 2017. The restructuring benefits in Q3 2017 represented favorable adjustments to employee separation costs relating to the establishment of the Learning + Innovation Center in Munich. There were no restructuring costs in EMEA in year-to-date 2018 compared to restructuring costs of $2.1 in year-to-date 2017. The restructuring costs in year-to-date 2017 were associated with the closure of the Durlangen manufacturing facility and the establishment of the Learning + Innovation Center in Munich.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Revenue	$78.2	100.0%	$74.3	100.0%	$254.1	100.0%	$221.6	100.0%
Cost of sales	50.6	64.7	48.3	64.9	162.9	64.1	145.5	65.6
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	27.6	35.3	26.0	35.1	91.2	35.9	76.1	34.4
Operating expenses	25.0	32.0	22.9	30.8	75.3	29.6	67.3	30.4
Restructuring costs	—	—	—	—	—	—	—	—
Operating income	$2.6	3.3%	$3.1	4.3%	$15.9	6.3%	$8.8	4.0%

	Three Months Ended				Nine Months Ended
Reconciliation of Operating Income to Adjusted Operating Income — Other	November 24, 2017		November 25, 2016		November 24, 2017		November 25, 2016
Operating income	$2.6	3.3%	$3.1	4.3%	$15.9	6.3%	$8.8	4.0%
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income	$2.6	3.3%	$3.1	4.3%	$15.9	6.3%	$8.8	4.0%

Revenue in the Other category represented 10.1% of consolidated revenue in Q3 2018. Revenue in Q3 2018 increased $3.9 or 5% compared to the prior year and reflected growth from all three businesses. Year-to-date 2018 revenue of $254.1 represented an increase of $32.5 or 15% compared to the prior year. The increase included growth from all three businesses, with particular strength coming from Asia Pacific (led by India and China).
Operating results in the Other category declined slightly in Q3 2018 compared to the prior year. Lower operating performance in Asia Pacific was partially offset by improved operating performance at PolyVision. Operating results in year-to-date 2018 were driven by strong performance in Asia Pacific, partially offset by lower income at Designtex which included $3.0 of charges related to the defined benefit plan annuitizations in Q1 2018.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 24, 2017	November 25, 2016	November 24, 2017	November 25, 2016
Operating expenses	$8.4	$10.9	$24.9	$28.4
The decrease in operating expenses in Q3 2018 was primarily due to higher COLI income, partially offset by higher deferred compensation expense. The decrease in year-to-date 2018 operating expenses was primarily due to lower deferred compensation expense and higher COLI income compared to the prior year.
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

Liquidity Sources	November 24, 2017	February 24, 2017
Cash and cash equivalents	$244.1	$197.1
Short-term investments	—	73.4
Company-owned life insurance	170.5	168.8
Availability under credit facilities	152.1	150.3
Total liquidity	$566.7	$589.6
As of November 24, 2017, we held a total of $244.1 in cash and cash equivalents and no short-term investments. The short-term investments we held at the end of Q2 2018 were converted to cash and cash equivalents in Q3 2018 primarily to fund a pending acquisition. Of our total $244.1 in cash and cash equivalents, approximately 76% was located in the U.S. and the remaining 24% was located outside of the U.S., primarily in Hong Kong, France, Mexico and China. The majority of amounts located outside the U.S. would be taxable if repatriated to the U.S. as dividends. However, such amounts are considered available to repay intercompany debt, available to meet local working capital requirements or permanently reinvested in foreign subsidiaries.
Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term employee benefit obligations. However, COLI can be used as a source of liquidity for other purposes. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. COLI investments are recorded at their net cash surrender value.
Availability under credit facilities may be reduced related to compliance with applicable covenants.

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 24, 2017 and November 25, 2016:

	Nine Months Ended
Cash Flow Data	November 24, 2017	November 25, 2016
Net cash provided by (used in):
Operating activities	$95.1	$104.0
Investing activities	30.5	(50.5)
Financing activities	(81.3)	(94.1)
Effect of exchange rate changes on cash and cash equivalents	2.7	(2.2)
Net increase (decrease) in cash and cash equivalents	47.0	(42.8)
Cash and cash equivalents, beginning of period	197.1	181.9
Cash and cash equivalents, end of period	$244.1	$139.1
Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 24, 2017	November 25, 2016
Net income	$80.7	$98.8
Depreciation and amortization	47.7	44.7
Deferred income taxes	(6.3)	5.2
Non-cash stock compensation	15.5	16.6
Other	(10.4)	(6.3)
Changes in accounts receivable, inventories and accounts payable	(32.1)	(9.9)
Changes in VAT recoverable	8.2	19.3
Changes in employee compensation liabilities	(44.2)	(41.5)
Changes in other operating assets and liabilities	36.0	(22.9)
Net cash provided by operating activities	$95.1	$104.0
The increased use of working capital in the current period was driven primarily by increases in accounts receivable from direct sell customers which have longer payment terms and increases in inventory to support new product launches and ensure continuity of supply. Changes in other operating assets and liabilities and deferred income taxes were primarily driven by timing of payments and collections related to various tax accounts and accrued expenses.
Cash provided by (used in) investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 24, 2017	November 25, 2016
Capital expenditures	$(58.3)	$(40.4)
Purchases of investments	(52.1)	(94.3)
Liquidations of investments	125.6	82.6
Other	15.3	1.6
Net cash provided by (used in) investing activities	$30.5	$(50.5)
Capital expenditures in year-to-date 2018 included investments in our global manufacturing operations, product development and the new Learning + Innovation Center in Munich.
Liquidations of short-term investments were higher in year-to-date 2018 due to the conversion of short-term investments to cash and cash equivalents in Q3 2018 primarily to fund a pending acquisition.
Other investing activities in year-to-date 2018 included proceeds from a divestiture in Q3 2018 and fixed asset disposals in Q2 2018.

Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 24, 2017	November 25, 2016
Dividends paid	$(45.9)	$(44.1)
Common stock repurchases	(33.4)	(48.3)
Excess tax benefit from vesting of stock awards	—	(0.1)
Repayments of debt	(2.0)	(1.6)
Net cash used in financing activities	$(81.3)	$(94.1)
We paid dividends of $0.1275 per common share in each of Q1 2018, Q2 2018 and Q3 2018 and $0.12 per share in Q1 2017, Q2 2017 and Q3 2017.
In year-to-date 2018, we made common stock repurchases of 2,393,969 shares, 393,969 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan. In year-to-date 2017, we made common stock repurchases of 3,506,661 shares, 506,661 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards.
As of the end of Q3 2018, we had $99.2 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q3 2018, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2018, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 24, 2017 were:

Liquidity Facilities	November 24, 2017
Global committed bank facility	$125.0
Various uncommitted lines	27.1
Total credit lines available	152.1
Less: Borrowings outstanding	—
Available capacity	$152.1
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. As of November 24, 2017, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of November 24, 2017.
In addition, we have credit agreements totaling $46.0 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees totaling $11.3 were outstanding under such facilities as of November 24, 2017. There were no draws on our standby letters of credit during Q3 2018.
Total consolidated debt as of November 24, 2017 was $295.6. Our debt primarily consists of $249.0 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of November 24, 2017 of $46.0. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.

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
Our significant funding requirements include a pending acquisition, operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.
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
On December 19, 2017, we announced a quarterly dividend on our common stock of $0.1275 per share, or approximately $15.1, to be paid in Q4 2018. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2018, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 24, 2017 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 24, 2017. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2018, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2018, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2018, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2018, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 24, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 24, 2017, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
8/26/2017 - 9/29/2017	—	$—	—	$99.2
9/30/2017 - 10/27/2017	31,450	$14.82	—	$99.2
10/28/2017 - 11/24/2017	3,805	$14.37	—	$99.2
Total	35,255	(2)	—
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 27, 2017, we entered into a stock repurchase agreement with a third party broker under which the broker was authorized to repurchase up to 2 million shares of our common stock on our behalf during the period from from October 27, 2017 through March 22, 2018. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreement are part of the Company's share repurchase program approved in January 2016.

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
Date: December 20, 2017

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