Form 10-K
period 2018-02-23
STEELCASE INC
filed 2018-04-10
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 23, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 25, 2017 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1.0 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 4, 2018, 86,257,382 shares of the registrant’s Class A Common Stock and 30,421,673 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be held on July 11, 2018, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 23, 2018

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
Overview
At Steelcase, our purpose is to unlock human promise by transforming work, worker and workplace. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, PolyVision®, Turnstone® and AMQ™, we offer a comprehensive portfolio of furniture and technology solutions that support the social, economic and sustainability needs of people and are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,700 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy focuses on translating our research-based insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace destinations that augment human interaction by supporting the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments. We invest in research and product development and have launched new products, applications and experiences designed to address the significant trends that are impacting the workplace, such as global integration, disruptive technologies, worker mobility, distributed teams and the need for enhanced creativity, collaboration and innovation.
We focus on growth through leveraging our global scale. Our global scale allows us to provide local differentiation, as we serve customers around the globe through significant sales, manufacturing and administrative operations in the Americas, Europe and Asia Pacific.  We remain committed to our strategy as a globally integrated enterprise and growing our presence in emerging markets alongside our global and regional customers.
We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We extend our reach with a limited presence in retail and web-based sales channels.
Our Offerings
Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products across a range of price points. Our furniture portfolio includes panel-based furniture systems, storage, fixed and height-adjustable desks, benches and tables and complementary products such as worktools. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and doors. We also offer services designed to reduce costs and enhance the performance of people, wherever they work. Among these services are workplace strategy consulting, data-driven space measurement, lease origination services, furniture and asset management and hosted event experiences.

Steelcase
The Steelcase brand takes our insights from research and delivers high performance, sustainable work environments while striving to be a trusted partner to our customers and partners who seek to elevate their performance. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are often large with ever-changing complex needs and have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using a platform approach—from product components to common processes—wherever possible.
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
Designtex
Designtex offers applied materials that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products are premium fabrics and surface materials and imaging solutions designed to enhance seating, walls, workstations and floors and can provide privacy, way-finding, motivation, communications and artistic expression.
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
AMQ
AMQ offers high quality, affordable height-adjustable desking, benching and seating for workstations in the open plan, collaborative environments and training rooms through its independent dealer network.

Reportable Segments
We operate on a worldwide basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone and AMQ brands.
We serve Americas customers mainly through approximately 400 Steelcase independent and company-owned dealer locations, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including healthcare, manufacturing, higher education, financial services, insurance, information technology and government. No industry or vertical market individually represented more than 12% of the Americas segment's revenue in 2018.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 5% of the segment’s revenue in 2018, and the five largest independent Steelcase dealers collectively accounted for approximately 17% of the segment’s revenue in 2018.
In 2018, the Americas segment recorded revenue of $2,193.8, or 71.8% of our consolidated revenue, and as of the end of the year had approximately 7,800 employees, of which approximately 5,100 related to manufacturing.
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
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France and Spain. In 2018, approximately 85% of EMEA revenue was from Western Europe. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 5% of our consolidated revenue in 2018.
We serve EMEA customers through approximately 350 independent and company-owned Steelcase dealer locations. No single independent Steelcase dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2018. The five largest Steelcase independent dealers collectively accounted for approximately 9% of the segment’s revenue in 2018. In certain geographic markets, we sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and information technology.
In 2018, our EMEA segment recorded revenue of $524.2, or 17.2% of our consolidated revenue, and as of the end of the year had approximately 2,100 employees, of which approximately 1,000 related to manufacturing.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.

Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in India, the People’s Republic of China (including Hong Kong), Australia, Japan, Singapore, Korea, Taiwan, Malaysia and other countries in Southeast Asia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. We primarily sell directly to end-use customers as well as through approximately 50 Steelcase independent dealer locations. Our end-use customers tend to be larger multinational or regional companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
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
In 2018, the Other category accounted for $337.5, or 11.0% of our consolidated revenue, and as of the end of the year had approximately 1,800 employees, of which approximately 900 related to manufacturing.
Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, legal, research and customer aviation, plus deferred compensation expense and income or losses associated with company-owned life insurance ("COLI").
Marketing Partnerships
We have entered into marketing partnerships with a number of other companies, including Microsoft, Blu Dot, Michell Gold + Bob Williams, FLOS, Viccarbe, Sagegreenlife and Bolia, which are intended to allow us to offer additional products and services to our dealers and customers which are complementary to our products and services.  These partnerships take several forms, including situations where (1) we and our partner agree to co-market our products and services to customers, (2) we agree to market the partner’s products to our dealers and customers or (3) we purchase and resell the partner’s products to our dealers and customers.  In situations where we have agreed to market our partners’ products, we typically receive a fee from the partner on sales by the partner to our dealers and customers, and in some situations we transport and deliver those products to our dealers and customers for a fee.  Most of these relationships are on a regional basis.
Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 23, 2018, our investment in these unconsolidated joint ventures and other equity investments totaled $48.4. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Income. See Note 11 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 1% of our consolidated revenue in 2018, and our five largest customers collectively accounted for approximately 5% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2018, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 5% of our consolidated revenue in 2018. The five largest independent Steelcase dealers collectively accounted for approximately 13% of our consolidated revenue in 2018. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.
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
Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks.  We manufacture our products using lean manufacturing principles, including continuous one-piece flow and platforming processes and products, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. As a result, we largely purchase direct materials and components from a global network of integrated suppliers as needed to meet demand. We also purchase finished goods manufactured by third parties predominantly on a make-to-order basis.
We focus on enhancing the efficiency of our manufacturing operations, and we also seek to reduce costs through our global sourcing effort. We focus on platforming our product offering and capturing raw material and component cost savings available through lower cost suppliers around the globe. These efforts enhance our leverage with supply sources, and we have been able to reduce cycle times through improvements with our partners throughout our global supply chain.
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to reduce freight costs and improve service to our dealers and customers.
Raw Materials
Our material costs represented approximately 60% of our cost of sales in 2018 and included raw materials and components from a significant number of suppliers around the world. Those raw materials include steel, petroleum-based products, aluminum, other metals, wood, particleboard and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.
The prices for certain commodities such as steel, petroleum-based products, aluminum, other metals, wood and particleboard have fluctuated in recent years due to changes in global supply and demand, and the costs of these commodities can be impacted by changes in import tariffs and trade barriers. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.

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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs. These solutions vary from furniture, architecture and technology solutions to single products or enhancements to existing products and across different vertical market applications such as healthcare and higher education. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios around the world and sometimes involves external design services.
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
We invested $44.0, $35.8 and $33.0 in research, design and development activities in 2018, 2017 and 2016, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
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
Employees
As of February 23, 2018, we had approximately 11,700 employees, of which approximately 7,000 work in manufacturing. Additionally, we had approximately 1,600 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,900 employees are represented by unions or workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
Available Information
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-2736. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market and user needs,

•	growing our market share with existing customers and new customers,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces, classrooms, libraries and other educational settings and smaller companies,

•	expanding our product categories to include additional architecture and technology product offerings,

•	growing our market share in markets such as China, India and central, eastern and southern Europe, the Middle East and Africa,

•	investing in acquisitions and new business ventures and

•	developing new alliances and additional channels of distribution.
If these strategies to diversify and increase our revenues are not sufficient, or if we do not execute these strategies successfully, our profitability may be adversely affected.
We have been and expect to continue making investments in strategic growth initiatives and new product development. If our return on these investments is lower, or develops more slowly than we anticipate, our profitability may be adversely affected.
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

Our global presence is also subject to market risks, which in turn could have an adverse effect on our business, operating results or financial condition, including:

•	differing business practices, cultural factors and regulatory requirements,

•	political, social and economic instability, natural disasters, security concerns, including terrorist activity, armed conflict and civil or military unrest and global health issues and

•	intellectual property protection challenges.
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
More than 40% of the goods we sell to customers in the U.S., including U.S. government agencies, are manufactured outside of the U.S., predominantly by our subsidiaries in Mexico.  Our Mexican manufacturing subsidiaries operate as maquiladoras, importing the majority of their raw materials and component parts from the U.S. We also operate shared services centers in several foreign locations that support our business globally, including our U.S. locations.  The implementation of any new tariffs or a border adjustment tax, the repeal or modification of the North American Free Trade Agreement or other global trade agreements or changes in U.S. government procurement rules requiring a certain amount of domestic content in goods, or requiring goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
We are increasingly reliant on a global network of suppliers.
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods may be affected by:

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

The lack of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Many of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific), and our manufacturing model is predominately make-to-order.  As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, disruptions in the supply of materials or components, equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.
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
We have net goodwill of $138.2 and indefinite-lived intangible assets of $12.8 as of February 23, 2018. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.

Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions, and more than 65% of our income tax expense in 2018 related to the U.S. federal corporate income tax. As of February 23, 2018, we had deferred tax assets of $135.4 based on the current U.S. corporate income tax rate of 21%. The future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation which are being considered in many jurisdictions.  Such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  Specifically, a reduction in applicable tax rates may require us to revalue and write-down our deferred tax assets.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $55.8 and $31.8, respectively, against which valuation allowances totaling $9.5 have been recorded.  NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
Costs related to our participation in a multi-employer pension plan could increase.
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund, a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with our SC Transport Inc. employees. The plan is not administered by or in any way controlled by us. We have relatively little control over the level of contributions we are required to make to the plan, and it is substantially underfunded. As a result, contributions are scheduled to increase, and we expect that contributions to the plan may be subject to further increases. The amount of any increase or decrease in our required contributions to the multi-employer pension plan will depend upon the outcome of collective bargaining, actions taken by trustees who manage the plan, governmental regulations, the actual return on assets held in the plan, the continued viability and contributions of other employers which contribute to the plan and the potential payment of a withdrawal liability, among other factors.
Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules. We could incur a withdrawal liability if we substantially reduce the number of SC Transport Inc. employees. There were a total of 14 SC Transport Inc. employees as of February 23, 2018. The most recent estimate of our potential withdrawal liability is $27.7 as of February 23, 2018.

Item 1B.	Unresolved Staff Comments:
None.

Item 2.	Properties:
We have operations at locations throughout the U.S. and around the world. None of our owned properties are mortgaged or are held subject to any significant encumbrance. We believe our facilities are in good operating condition and, at present, are sufficient to meet our volume needs currently and for the foreseeable future. Our global headquarters is located in Grand Rapids, Michigan, U.S.A. Our owned and leased principal manufacturing and distribution center locations with greater than 100,000 square feet are as follows:

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

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	58	Senior Vice President, EMEA
Sara E. Armbruster	47	Vice President, Strategy, Research and Digital Transformation
Ulrich H. E. Gwinner	54	President, Asia Pacific
James P. Keane	58	President and Chief Executive Officer, Director
Robert G. Krestakos	56	Vice President, Global Operations
James N. Ludwig	54	Vice President, Global Design and Product Engineering
Mark T. Mossing	60	Corporate Controller and Chief Accounting Officer
Lizbeth S. O’Shaughnessy	56	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	46	Senior Vice President, Americas
Allan W. Smith, Jr.	50	Vice President, Global Marketing
David C. Sylvester	53	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014. Mr. Alvarez was Senior Vice President, Sales, EMEA from October 2011 to March 2014 and has been employed by Steelcase since 1984.
Sara E. Armbruster has been Vice President, Strategy, Research and Digital Transformation since February 2018. Ms. Armbruster was Vice President, Strategy, Research and New Business Innovation from January 2014 to February 2018 and Vice President, WorkSpace Futures and Corporate Strategy from May 2009 to January 2014. Ms. Armbruster has been employed by Steelcase since 2007.
Ulrich H. E. Gwinner has been President, Asia Pacific since March 2014. Mr. Gwinner was President, Steelcase Asia Pacific from May 2007 to March 2014 and has been employed by Steelcase since 2000.
James P. Keane has been President and Chief Executive Officer since March 2014. Mr. Keane was President and Chief Operating Officer from April 2013 to March 2014 and Chief Operating Officer from November 2012 to April 2013. Mr. Keane has been employed by Steelcase since 1997.
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
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act or publicly traded. See Note 14 to the consolidated financial statements for additional information. As of the close of business on April 4, 2018, we had outstanding 116,679,055 shares of common stock with 5,788 shareholders of record. Of these amounts, 86,257,382 shares are Class A Common Stock with 5,708 shareholders of record and 30,421,673 shares are Class B Common Stock with 80 shareholders of record.

Class A Common Stock Per Share Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
High	$17.90	$18.15	$15.90	$15.90
Low	$15.45	$12.50	$12.80	$13.48
2017
High	$15.89	$16.36	$16.35	$18.14
Low	$12.47	$13.06	$12.67	$15.35
Dividends
The declaration of dividends is subject to the discretion of our Board of Directors and to compliance with applicable laws. Dividends in 2018 and 2017 were declared and paid quarterly. The amount and timing of future dividends depends upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that our Board of Directors may deem relevant at the time.
Our unsecured revolving syndicated credit facility does not include any restrictions on cash dividend payments or share repurchases. See Note 12 to the consolidated financial statements for additional information.

Total Dividends Paid
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$15.7	$15.2	$15.0	$15.1	$61.0
2017	$15.2	$14.4	$14.5	$14.4	$58.5
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/25/2017 - 12/29/2017	1,868	$13.95	—	$99.2
12/30/2017 - 01/26/2018	12,616	$15.44	—	$99.2
01/27/2018 - 02/23/2018	2,218	$13.90	—	$99.2
Total	16,702	(2)	—
_______________________________________

(1)	In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 23, 2018	February 24, 2017	February 26, 2016	February 27, 2015	February 28, 2014
Operating Results:
Revenue	$3,055.5	$3,032.4	$3,060.0	$3,059.7	$2,988.9
Gross profit	1,006.1	1,010.4	971.2	916.0	945.2
Operating income	156.0	200.2	174.6	144.9	165.9
Income before income tax expense	161.5	196.3	174.8	137.0	147.2
Net income	80.7	124.6	170.3	86.1	87.7
Supplemental Operating Data:
Effective tax rate	50.0%	36.5%	2.6%	37.2%	40.4%
Restructuring costs	$—	$(5.1)	$(19.9)	$(40.6)	$(6.6)
Capital expenditures	(87.9)	(61.1)	(93.4)	(97.5)	(86.8)
Share Data:
Basic earnings per common share	$0.68	$1.03	$1.37	$0.69	$0.70
Diluted earnings per common share	$0.68	$1.03	$1.36	$0.68	$0.69
Weighted average shares outstanding - basic	119.2	120.7	124.3	124.4	126.0
Weighted average shares outstanding - diluted	119.4	121.2	125.3	126.0	127.3
Dividends paid per common share	$0.51	$0.48	$0.45	$0.42	$0.40
Balance Sheet Data:
Cash and cash equivalents	$283.1	$197.1	$181.9	$176.5	$201.8
Short-term investments	—	73.4	84.1	68.3	119.5
COLI	172.2	168.8	160.4	159.5	154.3
Working capital (1)	299.2	295.8	266.4	264.9	295.3
Total assets	1,859.2	1,792.0	1,808.6	1,719.6	1,724.0
Total debt	295.0	297.4	299.1	282.1	284.3
Total liabilities	1,045.9	1,025.5	1,071.7	1,055.8	1,046.9
Total shareholders’ equity	813.3	766.5	736.9	663.8	677.1
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$227.0	$170.7	$186.4	$84.2	$178.8
Investing activities	(47.5)	(48.4)	(87.8)	(14.3)	(25.2)
Financing activities	(97.5)	(105.9)	(90.1)	(89.8)	(101.6)

(1)	Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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

Statement of Operations Data— Consolidated	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Revenue	$3,055.5	100.0%	$3,032.4	100.0%	$3,060.0	100.0%
Cost of sales	2,049.4	67.1	2,017.8	66.5	2,075.5	67.8
Restructuring costs	—	—	4.2	0.2	13.3	0.5
Gross profit	1,006.1	32.9	1,010.4	33.3	971.2	31.7
Operating expenses	850.1	27.8	809.3	26.7	790.0	25.8
Restructuring costs	—	—	0.9	—	6.6	0.2
Operating income	156.0	5.1	200.2	6.6	174.6	5.7
Interest expense	(17.5)	(0.6)	(17.2)	(0.5)	(17.6)	(0.6)
Investment income	1.5	—	1.4	—	1.5	0.1
Other income, net	21.5	0.8	11.9	0.4	16.3	0.5
Income before income tax expense	161.5	5.3	196.3	6.5	174.8	5.7
Income tax expense	80.8	2.7	71.7	2.4	4.5	0.1
Net income	$80.7	2.6%	$124.6	4.1%	$170.3	5.6%
Earnings per share:
Basic	$0.68		$1.03		$1.37
Diluted	$0.68		$1.03		$1.36

Organic Revenue Growth (Decline)—Consolidated	Year Ended
	February 23, 2018	February 24, 2017
Prior year revenue	$3,032.4	$3,060.0
Divestitures	(12.5)	—
Acquisition	4.5	5.1
Currency translation effects*	28.1	(12.5)
Prior year revenue, adjusted	3,052.5	3,052.6
Current year revenue	3,055.5	3,032.4
Organic growth (decline) $	$3.0	$(20.2)
Organic growth (decline) %	—%	(1)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Operating income	$156.0	5.1%	$200.2	6.6%	$174.6	5.7%
Add: restructuring costs	—	—	5.1	0.2	19.9	0.7
Adjusted operating income	$156.0	5.1%	$205.3	6.8%	$194.5	6.4%
Overview
In 2018, we posted a 1% increase in revenue compared to the prior year, driven by 14% growth in the Other category and 4% growth in EMEA, partially offset by a 2% decline in the Americas. In the Americas, the revenue decline was driven by subdued demand from large customers. However, we saw continued growth from our new products and solutions, which was partially offset by continued decline in demand for legacy furniture applications, which we estimate accounted for approximately 20% of product revenue in the Americas in 2018, compared to approximately 23% in 2017.
Our operating income margin declined 150 basis points to 5.1% in 2018 compared to 6.6% in the prior year due to higher cost of sales as a percentage of revenue and higher operating expenses. The increase in operating expenses was driven by higher investments in product development, sales, marketing and information technology that support our growth strategies, including developing new products, enhancements and applications, expanding ancillary offerings through marketing partnerships, addressing product gaps and pursuing other areas for growth, which are intended to more than offset the decline in demand for legacy furniture applications.
2018 compared to 2017
We recorded net income of $80.7 and diluted earnings per share of $0.68 in 2018 compared to net income of $124.6 and diluted earnings per share of $1.03 in 2017. In 2018, net income included $27.9 of income tax charges, primarily related to a reduction in the value of our deferred tax assets, recorded in connection with the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Operating income decreased from $200.2 in 2017 to $156.0 in 2018, a decline of $44.2. The decline was driven by higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher sales volume in the Other category. After adjusting for the impact of restructuring costs in the prior year, operating income of $156.0 in 2018, or 5.1% of revenue, compared to adjusted operating income of $205.3, or 6.8% of revenue, in 2017.
Revenue of $3,055.5 in 2018 represented an increase of $23.1, or 1%, compared to the prior year. The increase in revenue was driven by higher revenue in the Other category and EMEA, mostly offset by a decline in the Americas. After adjusting for a $4.5 impact of an acquisition, a $12.5 unfavorable impact from divestitures, and $28.1 of favorable currency translation effects, revenue was flat on an organic basis compared to the prior year. Organic growth of 13% in the Other category and flat results in EMEA were offset by a 2% organic decline in the Americas.

Cost of sales as a percentage of revenue increased by 60 basis points to 67.1% of revenue in 2018 compared to 2017. The increase was primarily due to a 100 basis point increase in the Americas, partially offset by a decrease in EMEA and the Other category. The increase in the Americas was driven by higher commodity costs and unfavorable shifts in business mix, partially offset by benefits associated with ongoing cost reduction efforts. The decrease in EMEA was driven by favorable impacts from cost reduction efforts and intentional shifts in business mix. The decrease in the Other category was driven by the impact of higher sales volume.
Operating expenses of $850.1 in 2018 represented an increase of 110 basis points as a percentage of revenue compared to the prior year. Operating expenses increased by $26.2 in the Americas, $4.7 in EMEA and $11.6 in the Other category. The increase in the Americas was driven by higher investments in product development, sales, marketing and information technology that support our growth strategies, partially offset by lower variable compensation expense. The increase in EMEA reflected unfavorable currency translation effects and higher costs related to product development, partially offset by a gain related to the sale of property. Operating expenses as a percentage of revenue were relatively flat in the Other category compared to the prior year.
There were no restructuring costs in 2018 compared to net restructuring costs of $5.1 in 2017. The 2017 amount included $2.6 of costs related to the closure of a manufacturing facility in High Point, North Carolina, and $2.5 of costs related to the closure of a manufacturing facility in Durlangen, Germany, and the establishment of our Learning + Innovation Center in Munich, Germany. See further discussion in Note 20 to the consolidated financial statements.
Our 2018 effective tax rate was 50.0% compared to a 2017 effective tax rate of 36.5%. The 2018 rate was higher than the 2017 rate primarily due to impacts from the Tax Act.  The 2018 effective tax rate also reflected discrete tax expense of $4.0 in Q4 2018 associated with a change in the statutory tax rate in France, which was offset by a $3.9 favorable discrete tax adjustment in Q2 2018. See further discussion in Note 15 to the consolidated financial statements.
2017 compared to 2016
We recorded net income of $124.6 and diluted earnings per share of $1.03 in 2017 compared to net income of $170.3 and diluted earnings per share of $1.36 in 2016. Net income in 2016 was positively impacted by the reversal of a valuation allowance recorded against net deferred tax assets in France of $56.0 and the gain from the partial sale of an investment in an unconsolidated affiliate. Operating income in 2017 increased by $25.6 to $200.2 compared to the prior year. The improvement was driven by a reduction of cost of sales as a percentage of revenue in EMEA and lower restructuring costs, partially offset by higher operating expenses in the Americas. After adjusting for the impact of restructuring costs, adjusted operating income of $205.3 in 2017, or 6.8% of revenue, represented an increase of $10.8 compared to the prior year.
Revenue of $3,032.4 in 2017 represented a decrease of $27.6, or less than 1%, compared to the prior year. The decrease in revenue was driven by lower revenue in the Americas and EMEA, partially offset by revenue growth in the Other category. After adjusting for a $5.1 impact of an acquisition in the Americas and $12.5 of unfavorable currency translation effects, the organic revenue decline was $20.2 or less than 1%. On an organic basis, revenue declined by 1% in the Americas and 2% in EMEA, while revenue in the Other category grew by 6%.
Cost of sales as a percentage of revenue decreased by 130 basis points to 66.5% of revenue in 2017 compared to 2016. The improvement was primarily due to a 640 basis point improvement in EMEA, driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year, as well as benefits from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix. Disruption costs and inefficiencies included labor premiums paid to employees during transition periods and labor inefficiencies caused by work stoppages or slowdowns resulting from restructuring activities. They also included incremental logistics costs caused by split shipments (linked to labor inefficiencies) and interim supply chains during production moves. Lastly, these costs included duplicate labor and overhead at the new Czech Republic facility and other plants impacted by production moves. Cost of sales as a percentage of revenue in the Americas and Other category improved modestly compared to the prior year.
Operating expenses of $809.3 in 2017 represented an increase of 90 basis points as a percentage of revenue compared to the prior year. Operating expenses increased by $13.0 in the Americas, $3.4 in EMEA and $3.3 in the Other category. The increase in the Americas was driven by higher sales, product development and marketing costs, partially offset by a reduction in variable compensation expense. The increase in EMEA was primarily driven by costs associated with the new Learning + Innovation Center in Munich, partially offset by favorable currency translation effects. The increase in the Other category was driven by Designtex and Asia Pacific which posted strong revenue growth compared to the prior year.
We recorded net restructuring costs of $5.1 in 2017 compared to net restructuring costs of $19.9 in 2016. The 2017 amount included final costs related to the closure of the manufacturing facility in High Point, the closure of the manufacturing facility in Durlangen and the establishment of the Learning + Innovation Center in Munich. The 2016 amount included costs associated with those three projects as well as the exit of a manufacturing facility in Wisches, France, partially offset by a $2.8 gain related to the sale of a facility in the Americas. See further discussion in Note 20 to the consolidated financial statements.
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
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Interest expense	$(17.5)	$(17.2)	$(17.6)
Investment income	1.5	1.4	1.5
Other income (expense), net:
Equity in income of unconsolidated affiliates	12.8	9.7	13.4
Foreign exchange gain (loss)	(4.8)	3.4	(4.0)
Miscellaneous, net	13.5	(1.2)	6.9
Total other income, net	21.5	11.9	16.3
Total interest expense, investment income and other income, net	$5.5	$(3.9)	$0.2
Miscellaneous, net in 2018 included gains of $13.9 related to the partial sale of an investment in an unconsolidated affiliate and the receipt of a premium related to a change in control of the affiliate. Miscellaneous, net in 2016 included a $8.5 gain related to the partial sale of an investment in an unconsolidated affiliate.

Business Segment Disclosure
See Note 19 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone and AMQ brands.

Statement of Operations Data— Americas	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Revenue	$2,193.8	100.0%	$2,231.9	100.0%	$2,256.0	100.0%
Cost of sales	1,449.9	66.1	1,453.4	65.1	1,473.6	65.3
Restructuring costs	—	—	2.6	0.1	2.4	0.1
Gross profit	743.9	33.9	775.9	34.8	780.0	34.6
Operating expenses	556.9	25.4	530.7	23.8	517.7	23.0
Restructuring costs (benefits)	—	—	—	—	(2.9)	(0.1)
Operating income	$187.0	8.5%	$245.2	11.0%	$265.2	11.7%

Organic Revenue Decline—Americas	Year Ended
	February 23, 2018	February 24, 2017
Prior year revenue	$2,231.9	$2,256.0
Divestiture	(8.3)	—
Acquisition	4.5	5.1
Currency translation effects*	2.0	(0.9)
Prior year revenue, adjusted	2,230.1	2,260.2
Current year revenue	2,193.8	2,231.9
Organic decline $	$(36.3)	$(28.3)
Organic decline %	(2)%	(1)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income—Americas	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Operating income	$187.0	8.5%	$245.2	11.0%	$265.2	11.7%
Add: restructuring costs	—	—	2.6	0.1	(0.5)	—
Adjusted operating income	$187.0	8.5%	$247.8	11.1%	$264.7	11.7%
2018 compared to 2017
Operating income in the Americas decreased by $58.2 in 2018 compared to the prior year. The decline was driven by lower sales volume, higher cost of sales as a percentage of revenue and higher operating expenses. After adjusting for the impact of restructuring costs in the prior year, operating income of $187.0 in 2018 compared to adjusted operating income of $247.8 in the prior year.

The Americas revenue represented 71.8% of consolidated revenue in 2018. Revenue for 2018 of $2,193.8 represented a decrease of $38.1 or 2% compared to 2017, reflecting ongoing shifts in demand patterns. The decrease in revenue was driven by subdued demand from large customers. Growth from our new products and solutions was partially offset by a decline in demand for legacy furniture applications. After adjusting for $2.0 of favorable currency translation effects, a $4.5 impact of an acquisition and a $8.3 unfavorable impact of a divestiture, the organic revenue decline in 2018 was $36.3 or 2% compared to the prior year.
Cost of sales in 2018 was 66.1% of revenue which compared to 65.1% of revenue in 2017. The year-over-year comparison reflected the following:

•	approximately $10 of higher commodity costs,

•	higher investments in support of product development and manufacturing agility,

•	unfavorable shifts in business mix,

•	$3.4 of charges associated with a defined benefit plan annuitization in Q1 2018,

•	approximately $17 of benefits associated with ongoing cost reduction efforts,

•	favorability related to improvements in negotiated customer pricing, and

•	approximately $5 of lower warranty costs compared to the prior year.
Operating expenses in 2018 increased by $26.2, or 160 basis points as a percentage of revenue, compared to the prior year. The increase was driven by approximately $34 of higher investments in product development, sales, marketing and information technology that support our growth strategies, $3.8 of severance costs in 2018 and a $1.5 impairment related to an asset held for sale, partially offset by approximately $9 of lower variable compensation expense.
2017 compared to 2016
Operating income in the Americas decreased by $20.0 in 2017 compared to the prior year. The decline was driven by lower sales volume and higher sales and marketing costs. After adjusting for the impact of restructuring costs, adjusted operating income decreased by $16.9 in 2017 compared to the prior year.
The Americas revenue represented 73.6% of consolidated revenue in 2017. Revenue for 2017 of $2,231.9 represented a decrease of $24.1 or 1% compared to 2016, and the decrease was due to lower volume. The decrease in revenue was driven by a decline in demand for legacy furniture applications as well as a decline of approximately $45 in the Energy vertical market. These declines were partially offset by revenue generated by new products. After adjusting for $0.9 of unfavorable currency translation effects and a $5.1 impact of an acquisition, the organic revenue decline in 2017 was $28.3 or 1% compared to the prior year.
Cost of sales in 2017 was 65.1% of revenue which compared to 65.3% of revenue in 2016. The slight decrease was primarily due to benefits associated with cost reduction efforts, partially offset by unfavorable shifts in business mix.
Operating expenses in 2017 increased by $13.0, or 80 basis points as a percentage of revenue, compared to the prior year. The increase was primarily due to $10.5 of higher sales, product development and marketing costs and higher corporate costs, partially offset by a reduction of $5 in variable compensation expense.
Restructuring costs of $2.6 in 2017 were associated with the closure of the High Point facility and compared to net restructuring benefits of $0.5 in 2016 which included a $2.8 gain related to the sale of a facility, partially offset by costs associated with the High Point closure. See further discussion in Note 20 to the consolidated financial statements.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.

Statement of Operations Data—EMEA	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Revenue	$524.2	100.0%	$503.9	100.0%	$520.6	100.0%
Cost of sales	381.9	72.9	370.7	73.6	416.3	80.0
Restructuring costs	—	—	1.6	0.3	10.9	2.1
Gross profit	142.3	27.1	131.6	26.1	93.4	17.9
Operating expenses	156.3	29.8	151.6	30.1	148.2	28.5
Restructuring costs	—	—	0.9	0.1	9.5	1.8
Operating loss	$(14.0)	(2.7)%	$(20.9)	(4.1)%	$(64.3)	(12.4)%

Organic Revenue (Decline)—EMEA	Year Ended
	February 23, 2018	February 24, 2017
Prior year revenue	$503.9	$520.6
Divestitures	(4.2)	—
Currency translation effects*	22.7	(9.0)
Prior year revenue, adjusted	522.4	511.6
Current year revenue	524.2	503.9
Organic growth (decline) $	$1.8	$(7.7)
Organic growth (decline) %	—%	(2)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Loss to Adjusted Operating Loss—EMEA	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Operating loss	$(14.0)	(2.7)%	$(20.9)	(4.1)%	$(64.3)	(12.4)%
Add: restructuring costs	—	—	2.5	0.4	20.4	3.9
Adjusted operating loss	$(14.0)	(2.7)%	$(18.4)	(3.7)%	$(43.9)	(8.5)%
2018 compared to 2017
Operating results in EMEA improved by $6.9 in 2018 compared to the prior year. The improvement included a $4.0 gain on the sale of a property in Rosenheim, Germany and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses. After adjusting for the impact of restructuring costs, the adjusted operating loss improved by $4.4 compared to the prior year.
EMEA revenue represented 17.2% of consolidated revenue in 2018. Revenue increased by $20.3 or 4% compared to the prior year. The increase was driven primarily by favorable currency translation effects and higher revenue in Iberia and the United Kingdom, partially offset by declines in France, Germany and central Europe. After adjusting for $22.7 of favorable currency translation effects and a $4.2 unfavorable impact from divestitures, revenue was flat on an organic basis compared to the prior year.
Cost of sales as a percentage of revenue decreased 70 basis points to 72.9% in 2018 compared to the prior year. The decrease was driven by favorable impacts from cost reduction efforts and intentional shifts in business mix.

Operating expenses in 2018 increased by $4.7 compared to the prior year. The increase was driven by unfavorable currency translation effects and higher costs related to product development, partially offset by a $4.0 gain on the sale of the Rosenheim property.
2017 compared to 2016
Operating results in EMEA improved significantly in 2017 compared to the prior year. The improvement was due to a significant decrease in cost of sales as a percentage of revenue and lower restructuring costs compared to the prior year. After adjusting for the impact of restructuring costs, the adjusted operating loss improved by $25.5 compared to the prior year.
EMEA revenue represented 16.6% of consolidated revenue in 2017. Revenue declined by $16.7 or 3% compared to the prior year due to volume declines in the United Kingdom, Middle East and Africa, partially offset by revenue growth in central Europe, Iberia, Germany and France. After adjusting for $9.0 of unfavorable currency translation effects, the organic revenue decline was $7.7 or 2%.
Cost of sales as a percentage of revenue decreased significantly in 2017 compared to the prior year, driven by the elimination of disruption costs and inefficiencies associated with operational footprint changes and other manufacturing and distribution issues experienced in the prior year. We incurred approximately $3 of costs related to these issues in 2017 compared to approximately $26 in 2016. The 2017 results also benefited from cost reduction efforts, gross margin improvement initiatives and favorable shifts in business mix.
Operating expenses in 2017 increased by $3.4 compared to the prior year and reflected higher costs associated with our new Learning + Innovation Center in Munich partially offset by favorable currency translation effects. Operating expenses as a percentage of revenue increased by 160 basis points in 2017.
Restructuring costs of $2.5 incurred in 2017 were related to the closure of the Durlangen facility and the establishment of the Learning + Innovation Center in Munich. Restructuring costs of $20.4 incurred in 2016 primarily related to the same two projects. See further discussion in Note 20 to the consolidated financial statements.
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

Statement of Operations Data—Other	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Revenue	$337.5	100.0%	$296.6	100.0%	$283.4	100.0%
Cost of sales	217.6	64.5	193.7	65.3	185.6	65.5
Restructuring costs	—	—	—	—	—	—
Gross profit	119.9	35.5	102.9	34.7	97.8	34.5
Operating expenses	101.5	30.1	89.9	30.3	86.6	30.5
Restructuring costs	—	—	—	—	—	—
Operating income	$18.4	5.4%	$13.0	4.4%	$11.2	4.0%

Organic Revenue Growth—Other	Year Ended
	February 23, 2018	February 24, 2017
Prior year revenue	$296.6	$283.4
Currency translation effects*	3.4	(2.6)
Prior year revenue, adjusted	300.0	280.8
Current year revenue	337.5	296.6
Organic growth $	$37.5	$15.8
Organic growth %	13%	6%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income to Adjusted Operating Income—Other	Year Ended
	February 23, 2018		February 24, 2017		February 26, 2016
Operating income	$18.4	5.4%	$13.0	4.4%	$11.2	4.0%
Add: restructuring costs	—	—	—	—	—	—
Adjusted operating income	$18.4	5.4%	$13.0	4.4%	$11.2	4.0%
2018 compared to 2017
Operating results in the Other category improved in 2018 compared to the prior year, driven by higher operating income in Asia Pacific and PolyVision, partially offset by an operating loss at Designtex which included $3.0 of costs associated with the annuitization of a defined benefit plan in Q1 2018. The 2018 performance in Asia Pacific represented record sales and operating income levels.
Revenue in the Other category represented 11.0% of consolidated revenue in 2018. Revenue in 2018 increased by $40.9 or 14% compared to the prior year due to strong growth from all three businesses, with particular strength coming from Asia Pacific (led by India and China).
Cost of sales as a percentage of revenue decreased 80 basis points in 2018 compared to the prior year, driven by the impact of higher volume from all three businesses, offset in part by unfavorable foreign currency impacts in Asia Pacific.
Operating expenses as a percentage of revenue were relatively flat in 2018 compared to the prior year, as the impacts of increased investments in Asia Pacific and the defined benefit plan charge at Designtex were offset by the impact from revenue growth compared to the prior year.
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
Cost of sales as a percentage of revenue decreased slightly in 2017 compared to the prior year. Asia Pacific and Designtex posted improvements, while gross margin performance at PolyVision was consistent with the prior year.
Operating expenses as a percentage of revenue decreased slightly in 2017 compared to the prior year. The improvement was driven by Asia Pacific, while operating expenses as a percentage of revenue at Designtex and PolyVision increased modestly compared to the prior year.

Corporate
Corporate expenses include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data—Corporate	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Operating expenses	$35.4	$37.1	$37.5
The decrease in operating expenses in 2018 was primarily due to higher COLI income and lower deferred compensation expense compared to the prior year.
Liquidity and Capital Resources
Liquidity
Based on current business conditions, we target maintaining a range of $75 to $150 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential acquisitions and investments in strategic initiatives and as a cushion against economic volatility.

Liquidity Sources	February 23, 2018	February 24, 2017
Cash and cash equivalents	$283.1	$197.1
Short-term investments	—	73.4
Company-owned life insurance	172.2	168.8
Availability under credit facilities	152.2	150.3
Total liquidity	$607.5	$589.6
As of February 23, 2018, we held a total of $283.1 in cash and cash equivalents and no short-term investments. Of our total cash and cash equivalents, 76% was located in the U.S. and the remaining 24%, or $68.9, was located outside of the U.S., primarily in China, Mexico, Hong Kong and France. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
COLI investments are recorded at their net cash surrender value. A portion of our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. See Note 9 to the consolidated financial statements for more information.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Net cash flow provided by (used in):
Operating activities	$227.0	$170.7	$186.4
Investing activities	(47.5)	(48.4)	(87.8)
Financing activities	(97.5)	(105.9)	(90.1)
Effect of exchange rate changes on cash and cash equivalents	4.0	(1.2)	(3.1)
Net increase in cash and cash equivalents	86.0	15.2	5.4
Cash and cash equivalents, beginning of period	197.1	181.9	176.5
Cash and cash equivalents, end of period	$283.1	$197.1	$181.9
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Net income	$80.7	$124.6	$170.3
Depreciation and amortization	65.9	60.3	65.7
Gains related to sales of investments in unconsolidated affiliates	(14.4)	—	(8.5)
Deferred income taxes	52.9	26.8	(68.3)
Non-cash stock compensation	19.1	19.8	21.0
Equity in income of unconsolidated affiliates	(12.8)	(9.7)	(13.4)
Dividends received from unconsolidated affiliates	10.3	9.9	12.4
Other	(9.5)	(8.8)	(2.5)
Changes in accounts receivable, inventories and accounts payable	9.3	16.3	3.4
Assets related to derivative instruments	1.4	(1.8)	22.3
VAT recoverable	7.6	17.0	(28.9)
Long-term income taxes receivable	18.7	(18.5)	—
Changes in employee compensation liabilities	(13.8)	(8.8)	20.4
Changes in other operating assets and liabilities	11.6	(56.4)	(7.5)
Net cash provided by operating activities	$227.0	$170.7	$186.4
The increase in cash provided by operating activities is primarily attributed to a number of income tax items, as well as favorable timing related to customer deposits at owned dealers, promotional payments and other accrued liabilities in the Americas. Tax payments in 2018 were lower than 2017 due in part to a lower tax rate in the U.S. and an overpayment of taxes in 2017, as well as the receipt of an $18.7 U.S. tax refund in 2018 related to a 2017 tax planning strategy that utilized foreign tax credit carryovers.
The decrease in cash provided by operating activities in 2017 compared to 2016 was partially driven by higher variable compensation payments compared to the prior year and a decrease in various accrued expense accounts offset by a reduction in VAT recoverable. 2016 also included significant proceeds from the settlement of foreign exchange forward contracts.

Cash used in investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Capital expenditures	$(87.9)	$(61.1)	$(93.4)
Purchases of investments	(52.1)	(112.6)	(105.7)
Liquidations of investments	125.6	126.6	95.1
Proceeds related to sales of investments in unconsolidated affiliates	19.0	—	18.0
Acquisitions, net of cash acquired	(68.3)	(4.0)	(6.9)
Other	16.2	2.7	5.1
Net cash used in investing activities	$(47.5)	$(48.4)	$(87.8)
Capital expenditures in 2018 and 2017 were primarily related to investments in manufacturing operations, product development and the establishment of the Learning + Innovation Center in Munich. Capital expenditures in 2016 included $26.0 in progress payments toward a new aircraft and investments in manufacturing operations.
Purchases of short-term investments were lower in 2018 compared to 2017 because of cash used to fund an acquisition in 2018. Liquidations of short-term investments were higher in 2017 compared to 2016 in order to fund higher variable compensation payments and other liquidity needs.
Cash used in financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Dividends paid	$(61.0)	$(58.5)	$(57.0)
Common stock repurchases	(33.8)	(48.4)	(56.4)
Excess tax benefit from vesting of stock awards	—	3.3	7.0
Net borrowings and repayments of debt	(2.7)	(2.3)	16.3
Net cash used in financing activities	$(97.5)	$(105.9)	$(90.1)
We paid dividends of $0.1275, $0.12, and $0.1125 per common share during each quarter in 2018, 2017 and 2016, respectively. On March 20, 2018, our Board of Directors declared a dividend of $0.135 per common share to be paid in Q1 2019.
During 2018, 2017 and 2016, we made common stock repurchases of $33.8, $48.4, and $56.4, respectively, all of which related to our Class A Common Stock. As of February 23, 2018, we had $99.2 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, were $6.5, $6.9, and $13.0 in 2018, 2017 and 2016, respectively.
Capital Resources
Off-Balance Sheet Arrangements
In certain cases, we guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 23, 2018 and February 24, 2017, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.

Contractual Obligations
Our contractual obligations as of February 23, 2018 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$295.0	$2.8	$254.4	$5.2	$32.6
Estimated interest on debt obligations	53.8	17.2	34.2	2.0	0.4
Operating leases	207.1	48.5	72.5	47.3	38.8
Committed capital expenditures	15.4	15.4	—	—	—
Purchase obligations	64.0	44.8	18.3	0.9	—
Other liabilities	1.4	1.4	—	—	—
Employee benefit and compensation obligations	248.6	114.0	31.6	21.0	82.0
Total	$885.3	$244.1	$411.0	$76.4	$153.8
Total consolidated debt as of February 23, 2018 was $295.0. Of our total debt, $249.1 is in the form of term notes due in 2021 and $45.4 is related to financing secured by two of our corporate aircraft due in 2024.
We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2029. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
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
The contractual obligations table above is presented as of February 23, 2018. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 23, 2018 were:

Liquidity Facilities	February 23, 2018
Global committed bank facility	$125.0
Various uncommitted lines	27.2
Total credit lines available	152.2
Less: borrowings outstanding	—
Available capacity	$152.2
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. As of February 23, 2018, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.

The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no outstanding borrowings under uncommitted facilities as of February 23, 2018.
In addition, we have credit agreements of $47.0 which can be utilized to support letters of credit, bank guarantees, or foreign exchange contracts. Letters of credit and bank guarantees of $14.8 were outstanding under these facilities as of February 23, 2018. We had no draws against our standby letters of credit during 2018 or 2017.
Total consolidated debt as of February 23, 2018 was $295.0. Our debt primarily consists of $249.1 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of February 23, 2018 of $45.4. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by two of our corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 12 to the consolidated financial statements for additional information.
Liquidity Outlook
Our current cash and cash equivalents, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. We continue to maintain a conservative approach to liquidity and have flexibility over significant uses of cash including our capital expenditures, growth strategies and discretionary operating expenses.
Our significant funding needs include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations.
We expect capital expenditures to total approximately $85 to $95 in 2019 compared to $88 in 2018. This amount includes investments in manufacturing operations, product development and our customer-facing facilities.
We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On March 20, 2018, we announced a quarterly dividend on our common stock of $0.135 per share, or $16.0, to be paid in Q1 2019. Future dividends will be subject to approval by our Board of Directors.
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
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 23, 2018, we recorded tax benefits from net operating loss carryforwards of $55.8. We also have recorded valuation allowances totaling $7.8 against these assets, which reduced our recorded tax benefit to $48.0. It is considered more likely than not that a $48.0 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $31.8 comprised primarily of United States foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income based on historical results and expect to fully utilize the remaining excess foreign tax credits within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize $7.1 of the available $8.7 of credits within the allowable carryover period. We have established a valuation allowance in the current year on the credit carryforwards where available evidence raised doubt about their expected realization.
A 10% decrease in the expected amount of cash benefit to be realized on the carryforwards would have resulted in a decrease in net income for 2018 of approximately $7.8.
See Note 15 to the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2018, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision.
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
During Q4 2018, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 11% to 15%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates, expected levels of operating income and estimated capital investment, are consistent with our current internal projections. These assumptions could change over time, which may result in future impairment charges.
There were no impairments for any reporting units in 2018.
As of February 23, 2018, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$119.7	$41.6
EMEA	—	0.1
Other category	18.5	3.9
Total	$138.2	$45.6
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,199.9
Other category	50.6
For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,034.8
Other category	42.6
As of February 23, 2018, no reporting unit had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
See Note 2 and Note 10 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 23, 2018 and February 24, 2017, the benefit obligations, fair value of plan assets and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 23, 2018	February 24, 2017	February 23, 2018	February 24, 2017
Fair value of plan assets	$33.1	$46.7	$—	$—
Benefit plan obligations	80.1	96.8	43.4	46.0
Funded status	$(47.0)	$(50.1)	$(43.4)	$(46.0)
The post-retirement medical and life insurance plans are unfunded. As of February 23, 2018, approximately 69% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $172.2 as of February 23, 2018 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
Based on consolidated benefit obligations as of February 23, 2018, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2018 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $15. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 23, 2018, our initial rate of 7.01% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 23, 2018, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2018 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. In 2018, 2017 and 2016, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the United Kingdom pound sterling, the Mexican peso, the Chinese renminbi, the Malaysian ringgit and the Indian rupee. Revenue from foreign locations represented approximately 33% of our consolidated revenue in 2018, 31% in 2017 and 30% in 2016. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by less than $5 in each of 2018, 2017 and 2016. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 23, 2018 and February 24, 2017, the cumulative net currency translation adjustments reduced shareholders’ equity by $24.7 and $63.3, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net on the Consolidated Statements of Income. In 2018, net foreign currency exchange losses were $4.8. In 2017 net foreign currency exchange gains were $3.4 and in 2016, net foreign currency exchange losses were $4.0.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash, short-term and long-term investments and short-term and long-term borrowings. Our cash is primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $45.4 and $48.0 as of February 23, 2018 and February 24, 2017, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2018, 2017 and 2016, mainly as a result of higher interest income on our investments. Significant changes in interest rates could have an impact on the market value of our investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
As a result of changes in commodity costs, cost of sales increased approximately $13 during 2018, decreased approximately $6 during 2017, and decreased approximately $40 in 2016. The increase in commodity costs during 2018 was driven primarily by higher steel, transportation and other costs. The decrease in commodity costs during 2017 was driven primarily by lower transportation and other costs, partially offset by higher steel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12 in 2018, 2017 and 2016. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies. Our variable life COLI policies were allocated at approximately 30% fixed income and 70% equity investments as of February 23, 2018.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2018, 2017 and 2016. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 23, 2018.
Deloitte & Touche LLP, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 23, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 23, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 23, 2018, of the Company and our report dated April 10, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 10, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 23, 2018 and February 24, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended February 23, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 23, 2018 and February 24, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 23, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 23, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 10, 2018

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Revenue	$3,055.5	$3,032.4	$3,060.0
Cost of sales	2,049.4	2,017.8	2,075.5
Restructuring costs	—	4.2	13.3
Gross profit	1,006.1	1,010.4	971.2
Operating expenses	850.1	809.3	790.0
Restructuring costs	—	0.9	6.6
Operating income	156.0	200.2	174.6
Interest expense	(17.5)	(17.2)	(17.6)
Investment income	1.5	1.4	1.5
Other income, net	21.5	11.9	16.3
Income before income tax expense	161.5	196.3	174.8
Income tax expense	80.8	71.7	4.5
Net income	$80.7	$124.6	$170.3
Earnings per share:
Basic	$0.68	$1.03	$1.37
Diluted	$0.68	$1.03	$1.36

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Net income	$80.7	$124.6	$170.3

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	—	(1.4)	(0.2)
Pension and other post-retirement liability adjustments	1.1	4.7	2.6
Foreign currency translation adjustments	38.6	(12.4)	(12.2)
Total other comprehensive income (loss), gross	39.7	(9.1)	(9.8)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	—	0.5	—
Pension and other post-retirement liability adjustments	0.6	(2.4)	(0.4)
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	0.6	(1.9)	(0.4)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	(0.9)	(0.2)
Pension and other post-retirement liability adjustments	1.7	2.3	2.2
Foreign currency translation adjustments	38.6	(12.4)	(12.2)
Total other comprehensive income (loss), net	40.3	(11.0)	(10.2)
Comprehensive income	$121.0	$113.6	$160.1

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 23, 2018	February 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$283.1	$197.1
Short-term investments	—	73.4
Accounts receivable, net of allowances of $11.1 and $11.2	300.3	307.6
Inventories	184.6	163.1
Prepaid expenses	19.2	19.1
Assets held for sale	13.4	—
Other current assets	53.3	58.9
Total current assets	853.9	819.2
Property, plant and equipment, net of accumulated depreciation of $998.1 and $959.6	435.1	408.1
Company-owned life insurance ("COLI")	172.2	168.8
Deferred income taxes	135.4	179.6
Goodwill	138.2	106.7
Other intangible assets, net of accumulated amortization of $44.6 and $43.2	45.6	16.8
Investments in unconsolidated affiliates	48.4	50.5
Other assets	30.4	42.3
Total assets	$1,859.2	$1,792.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223.1	$216.8
Short-term borrowings and current portion of long-term debt	2.8	2.8
Accrued expenses:
Employee compensation	145.0	154.3
Employee benefit plan obligations	39.2	35.0
Accrued promotions	25.5	19.0
Customer deposits	28.2	15.9
Product warranties	18.1	20.4
Other	72.8	59.2
Total current liabilities	554.7	523.4
Long-term liabilities:
Long-term debt less current maturities	292.2	294.6
Employee benefit plan obligations	130.8	134.3
Other long-term liabilities	68.2	73.2
Total long-term liabilities	491.2	502.1
Total liabilities	1,045.9	1,025.5
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 85,728,770 and 85,975,298 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 30,428,673 and 31,348,049 issued and outstanding	—	—
Additional paid-in capital	4.6	—
Accumulated other comprehensive loss	(10.3)	(50.6)
Retained earnings	819.0	817.1
Total shareholders’ equity	813.3	766.5
Total liabilities and shareholders’ equity	$1,859.2	$1,792.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 27, 2015	121,468,547	$—	$—	$5.0	$(29.4)	$688.2	$663.8
Common stock issuance	39,052			0.7			0.7
Common stock repurchases	(3,737,573)			(31.4)		(25.0)	(56.4)
Tax effect of exercise of stock awards				7.0			7.0
Performance units issued as common stock	1,026,000
Restricted stock units issued as common stock	574,740
Performance units and restricted stock units expense				20.3			20.3
Other repurchases related to stock vested not yet issued				(1.6)			(1.6)
Other comprehensive income (loss)					(10.2)		(10.2)
Dividends paid ($0.45 per share)						(57.0)	(57.0)
Net income						170.3	170.3
February 26, 2016	119,370,766	$—	$—	$—	$(39.6)	$776.5	$736.9
Common stock issuance	48,045			0.7			0.7
Common stock repurchases	(3,507,238)			(22.9)		(25.5)	(48.4)
Tax effect of exercise of stock awards				3.3			3.3
Performance units issued as common stock	469,232
Restricted stock units issued as common stock	942,542
Performance units and restricted stock units expense				19.1			19.1
Other repurchases related to stock vested not yet issued				(0.2)			(0.2)
Other comprehensive income (loss)					(11.0)		(11.0)
Dividends paid ($0.48 per share)						(58.5)	(58.5)
Net income						124.6	124.6
February 24, 2017	117,323,347	$—	$—	$—	$(50.6)	$817.1	$766.5
Common stock issuance	50,445			0.7			0.7
Common stock repurchases	(2,410,671)			(16.0)		(17.8)	(33.8)
Performance units issued as common stock	346,744
Restricted stock units issued as common stock	847,578
Performance units and restricted stock units expense				18.4			18.4
Other repurchases related to stock vested not yet issued				1.5			1.5
Other comprehensive income (loss)					40.3		40.3
Dividends paid ($0.51 per share)						(61.0)	(61.0)
Net income						80.7	80.7
February 23, 2018	116,157,443	$—	$—	$4.6	$(10.3)	$819.0	$813.3

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
OPERATING ACTIVITIES
Net income	$80.7	$124.6	$170.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.9	60.3	65.7
Gains related to sales of investments in unconsolidated affiliates	(14.4)	—	(8.5)
Deferred income taxes	52.9	26.8	(68.3)
Non-cash stock compensation	19.1	19.8	21.0
Equity in income of unconsolidated affiliates	(12.8)	(9.7)	(13.4)
Dividends received from unconsolidated affiliates	10.3	9.9	12.4
Other	(9.5)	(8.8)	(2.5)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	18.5	11.9	0.7
Inventories	(8.5)	(5.1)	6.8
Assets related to derivative instruments	1.4	(1.8)	22.3
VAT recoverable	7.6	17.0	(28.9)
Long-term income taxes receivable	18.7	(18.5)	—
Other assets	(4.5)	(19.6)	2.9
Accounts payable	(0.7)	9.5	(4.1)
Employee compensation liabilities	(13.8)	(8.8)	20.4
Accrued expenses and other liabilities	16.1	(36.8)	(10.4)
Net cash provided by operating activities	227.0	170.7	186.4
INVESTING ACTIVITIES
Capital expenditures	(87.9)	(61.1)	(93.4)
Purchases of investments	(52.1)	(112.6)	(105.7)
Liquidations of investments	125.6	126.6	95.1
Proceeds related to sales of investments in unconsolidated affiliates	19.0	—	18.0
Acquisitions, net of cash acquired	(68.3)	(4.0)	(6.9)
Other	16.2	2.7	5.1
Net cash used in investing activities	(47.5)	(48.4)	(87.8)
FINANCING ACTIVITIES
Dividends paid	(61.0)	(58.5)	(57.0)
Common stock repurchases	(33.8)	(48.4)	(56.4)
Excess tax benefit from vesting of stock awards	—	3.3	7.0
Borrowings of long-term debt and lines of credit, net of issuance costs	—	—	51.1
Repayment of long-term debt and lines of credit	(2.7)	(2.3)	(34.8)
Net cash used in financing activities	(97.5)	(105.9)	(90.1)
Effect of exchange rate changes on cash and cash equivalents	4.0	(1.2)	(3.1)
Net increase in cash and cash equivalents	86.0	15.2	5.4
Cash and cash equivalents, beginning of period	197.1	181.9	176.5
Cash and cash equivalents, end of period	$283.1	$197.1	$181.9
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$4.8	$67.7	$57.0
Interest paid, net of amounts capitalized	$17.0	$17.0	$17.1

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,700 employees. We operate manufacturing and distribution center facilities in 21 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 19.

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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 23, 2018, February 24, 2017 and February 26, 2016 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 23, 2018 and February 24, 2017 was $2.5, and consisted of funds held in escrow for potential future workers’ compensation claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Concentrations of Credit Risk
Our trade receivables are due from independent dealers as well as direct customers. We monitor and manage the credit risk associated with individual dealers and direct customers. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we typically assume the credit risk. Whether from dealers or direct customers, our trade credit exposures are not concentrated with any particular entity.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Americas segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The EMEA segment values inventories primarily using the first in, first out method. Businesses within the Other category primarily use the first in, first out or the average cost inventory valuation methods. See Note 7 for additional information.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2018 and 2017, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision. See Note 10 for additional information.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 23, 2018	February 24, 2017
Assets:
Long-term - Other assets	$4.4	$4.0
Liabilities:
Current - Accrued expenses - other	3.0	2.4
Long-term - Other long-term liabilities	12.9	13.9
	15.9	16.3
Net reserve	$11.5	$12.3
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 23, 2018	February 24, 2017
Assets:
Long-term - Other long-term assets	$2.7	$2.4
Liabilities:
Current - Accrued expenses - other	1.3	1.4
Long-term - Other long-term liabilities	6.7	7.3
	8.0	8.7
Net reserve	$5.3	$6.3
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
The estimate for unpaid employee medical, dental, and short-term disability claims incurred as of February 23, 2018 and February 24, 2017 was $3.9 and $4.5, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.
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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Balance as of beginning of period	$41.3	$42.1	$39.4
Accruals related to product warranties, recalls and retrofits	10.6	19.5	18.1
Reductions for settlements	(15.8)	(20.1)	(16.0)
Currency translation adjustments	0.7	(0.2)	0.6
Balance as of end of period	$36.8	$41.3	$42.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our reserve for estimated settlements expected to be paid beyond one year as of February 23, 2018 and February 24, 2017 was $18.7 and $20.9, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
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
Environmental Matters
Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments are fixed and reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 23, 2018	February 24, 2017
Current:
Accrued expenses - other	$0.7	$0.6
Long-Term:
Other long-term liabilities	2.5	3.3
Total environmental contingencies (discounted)	$3.2	$3.9
The environmental liabilities were discounted using a rate of 3.5% and 4.0% as of February 23, 2018 and February 24, 2017. Our undiscounted liabilities were $3.7 and $4.8 as of February 23, 2018 and February 24, 2017, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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
Revenue Recognition
Revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when title and risks associated with ownership have passed to the dealer or customer. Under sales contracts with our dealers, this typically occurs when product is shipped. In cases where we have a direct sales contract with the customer, title and risks associated with ownership often transfer upon delivery or acceptance by the customer. Revenue from services is recognized when the services have been rendered. Revenue does not include sales tax, as we consider ourselves a pass-through entity for collecting and remitting sales taxes.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales
Cost of sales includes material, labor and overhead.  Included within these categories are such items as compensation expense, logistics costs (including shipping and handling costs), facilities expense, depreciation and warranty expense.
Operating Expenses
Operating expenses include selling, general and administrative expenses not directly related to the procurement, manufacturing and delivery of our products. Included in these expenses are items such as employee compensation expense, research and development expense, facilities expense, depreciation, royalty expense, information technology services, professional services and travel and entertainment expense.
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to improve existing products and procedures or to lead to the development of new products and procedures, are expensed as incurred and were $44.0 for 2018, $35.8 for 2017 and $33.0 for 2016.
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
We establish valuation allowances against deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized. All evidence, both positive and negative, is identified and considered in making the determination. Future realization of the existing deferred tax asset depends, in part, on the existence of sufficient taxable income of appropriate character within the carryforward period available under tax law applicable in the jurisdiction in which the related deferred tax assets were generated.
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
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $295.0 and $297.4 as of February 23, 2018 and February 24, 2017, respectively. The fair value of our total

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $316 and $330 as of February 23, 2018 and February 24, 2017, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
See Note 6 and Note 12 for additional information.
We periodically use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching same currency revenue with same currency costs and same currency assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts relate to the euro, the Mexican peso, the United Kingdom pound sterling, the Canadian dollar, the Australian dollar, the Malaysian ringgit and the Japanese yen. See Note 6 for additional information.
Assets and liabilities related to derivative instruments as of February 23, 2018 and February 24, 2017 are summarized below:

Consolidated Balance Sheets	February 23, 2018	February 24, 2017
Other current assets	$2.1	$3.5
Accrued expenses	(1.4)	(0.9)
Total net fair value of derivative instruments (1)	$0.7	$2.6
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $95.7 as of February 23, 2018 and $101.2 as of February 24, 2017.
Net gains (losses) recognized from derivative instrument activity in 2018, 2017 and 2016 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Cost of sales	$2.8	$(1.1)	$(0.8)
Operating expenses	0.6	0.8	(0.8)
Other income, net	(4.8)	1.2	3.0
Total net gain (loss)	$(1.4)	$0.9	$1.4
The net gains or losses recognized from derivative instruments in other income, net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	NEW ACCOUNTING STANDARDS
Accounting Standards Issued But Not Yet Adopted
In February 2018, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The amended guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We plan to apply the amended guidance beginning in Q1 2019 using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements. We expect to reclassify approximately $1 of net expenses for 2018 and $2 of net credits for 2017 from Cost of sales and Operating expenses to Other income, net on our Consolidated Statements of Income. There will be no impact to Net income on our Consolidated Statements of Income as a result of this change.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We expect the adoption of this guidance will result in an increase in assets and liabilities on our Consolidated Balance Sheets, and we are currently evaluating the extent of this increase.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard (along with its related clarifying amendments) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. We have evaluated the impact that will result from adoption of the new standard, and based on analysis performed as of February 23, 2018, we do not anticipate a significant impact on our consolidated financial statements except for enhanced disclosures. We currently plan to apply the new standard using the modified retrospective method in Q1 2019.

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

Computation of Earnings per Share	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Net income	$80.7	$124.6	$170.3
Adjustment for earnings attributable to participating securities	(1.5)	(2.4)	(3.4)
Net income used in calculating earnings per share	$79.2	$122.2	$166.9
Weighted-average common shares outstanding including participating securities (in millions)	119.2	120.7	124.3
Adjustment for participating securities (in millions)	(2.3)	(2.3)	(2.5)
Shares used in calculating basic earnings per share (in millions)	116.9	118.4	121.8
Effect of dilutive stock-based compensation (in millions)	0.2	0.5	1.0
Shares used in calculating diluted earnings per share (in millions)	117.1	118.9	122.8
Earnings per share:
Basic	$0.68	$1.03	$1.37
Diluted	$0.68	$1.03	$1.36
Total common shares outstanding at period end (in millions)	116.2	117.3	119.4
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.5	0.3	—

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 23, 2018 and February 24, 2017:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 26, 2016	$0.6	$10.7	$(50.9)	$(39.6)
Other comprehensive income (loss) before reclassifications	(0.5)	6.8	(12.4)	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	(4.5)	—	(4.9)
Net other comprehensive income (loss) during period	(0.9)	2.3	(12.4)	(11.0)
Balance as of February 24, 2017	$(0.3)	$13.0	$(63.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	—	3.0	38.6	41.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.3)	—	(1.3)
Net other comprehensive income (loss) during period	—	1.7	38.6	40.3
Balance as of February 23, 2018	$(0.3)	$14.7	$(24.7)	$(10.3)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 23, 2018 and February 24, 2017:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 23, 2018	February 24, 2017
Unrealized gains on investments	$—	$(0.5)	Other income, net
	—	0.1	Income tax expense
	—	(0.4)	Net income
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(1.7)	(0.2)	Cost of sales
Actuarial losses (gains)	(1.5)	0.1	Operating expenses
Prior service cost (credit)	(3.2)	(4.0)	Cost of sales
Prior service cost (credit)	(3.9)	(4.8)	Operating expenses
Settlements - Actuarial losses (gains)	3.9	0.9	Cost of sales
Settlements - Actuarial losses (gains)	3.2	—	Operating expenses
	1.9	3.5	Income tax expense
	(1.3)	(4.5)	Net income
Total reclassifications	$(1.3)	$(4.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	FAIR VALUE
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
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 23, 2018 and February 24, 2017 are summarized below:

Fair Value of Financial Instruments	February 23, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$283.1	$—	$—	$283.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	3.5	3.5
	$285.6	$2.1	$3.5	$291.2
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

Fair Value of Financial Instruments	February 24, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$197.1	$—	$—	$197.1
Restricted cash	2.5	—	—	2.5
Managed investment portfolio and other investments
Corporate debt securities	—	33.6	—	33.6
U.S. agency debt securities	—	18.6	—	18.6
Municipal debt securities	—	15.1	—	15.1
Asset-backed securities	—	3.7	—	3.7
U.S. government debt securities	2.4	—	—	2.4
Foreign exchange forward contracts	—	3.5	—	3.5
Auction rate securities	—	—	3.5	3.5
	$202.0	$74.5	$3.5	$280.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.9)	$—	$(0.9)
	$—	$(0.9)	$—	$(0.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managed Investment Portfolio and Other Investments
Our managed investment portfolio has historically consisted of U.S. agency debt securities, corporate debt securities, asset backed securities, U.S. government debt securities and municipal debt securities. As we converted the balance of our portfolio to cash in Q3 2018, there is no cost basis for our investments on February 23, 2018. The cost basis for these investments was $73.4 on February 24, 2017. There were no net unrealized losses for 2018 and $0.1 for 2017.
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
Auction Rate Securities
As of February 23, 2018, we held auction rate securities (“ARS”) with a total par value of $6.5 and an adjusted fair value of $3.5. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized losses on our ARS investments of $2.5 and $0.5, respectively. The investments other-than-temporarily impaired were impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income prior to 2016. Unrealized losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments.
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
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 23, 2018 and February 24, 2017:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 26, 2016	$4.4
Unrealized loss on investments	(0.9)
Balance as of February 24, 2017	$3.5
Unrealized loss on investments	—
Balance as of February 23, 2018	$3.5
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2018 or 2017. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INVENTORIES

Inventories	February 23, 2018	February 24, 2017
Raw materials and work-in-process	$98.3	$79.6
Finished goods	105.3	101.7
	203.6	181.3
Revaluation to LIFO	19.0	18.2
	$184.6	$163.1
The portion of inventories determined by the LIFO method aggregated $76.3 and $77.9 as of February 23, 2018 and February 24, 2017, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 23, 2018	February 24, 2017
Land		$36.3	$31.7
Machinery and equipment	3 – 15	719.2	703.8
Buildings and improvements	10 – 40	396.7	383.4
Capitalized software	3 – 10	112.3	104.5
Furniture and fixtures	5 – 8	58.9	55.9
Leasehold improvements	3 – 15	74.9	59.0
Construction in progress		34.9	29.4
		1,433.2	1,367.7
Accumulated depreciation		(998.1)	(959.6)
		$435.1	$408.1
A majority of the net book value of property, plant and equipment relates to machinery and equipment of $183.4 and $184.7 and buildings and improvements of $116.0 and $110.2 as of February 23, 2018 and February 24, 2017, respectively. Depreciation expense on property, plant and equipment was $64.5 for 2018, $59.3 for 2017 and $63.3 for 2016. The estimated cost to complete construction in progress was $15.4 and $21.6 as of February 23, 2018 and February 24, 2017, respectively.
As of February 23, 2018, assets held for sale was $13.4. The amount is related to the fair value of an aircraft included as part of the Americas segment and expected to be sold in 2019. The fair value of the asset was assessed as of February 23, 2018 using level 3 inputs, including recent comparable transactions. At that time, we recognized $1.5 of impairment charges in operating expense related to the aircraft to write down the asset to its estimated fair value less costs to sell.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
A portion of our investments in COLI are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined pension plan obligations. The designation of our COLI investments as funding sources for our benefit obligations does not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can redesignate them to another purpose at any time.
The net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in COLI policies ("COLI income") are recorded in Operating expenses on the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses on the Consolidated Statements of Income. COLI income totaled $10.3 in 2018, $9.5 in 2017 and $0.8 in 2016.
The balances of our COLI investments as of February 23, 2018 and February 24, 2017 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 23, 2018	Net Cash Surrender Value
				February 23, 2018	February 24, 2017
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$124.3	$125.6
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	30% fixed income; 70% equity	47.9	43.2
				$172.2	$168.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 23, 2018 and February 24, 2017, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 26, 2016	$87.9	$—	$18.5	$106.4
Currency translation adjustments	0.3	—	—	0.3
Goodwill	89.9	265.0	116.5	471.4
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 24, 2017	$88.2	$—	$18.5	$106.7
Acquisitions (1)	31.2	—	—	31.2
Currency translation adjustments	0.3	—	—	0.3
Goodwill	121.4	265.0	116.5	502.9
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 23, 2018	$119.7	$—	$18.5	$138.2
________________________

(1)	In 2018, we acquired AMQ Solutions and certain assets of Tricom Vision Limited resulting in a goodwill addition in the Americas segment. See Note 18 for additional information.
We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.
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
Based on the results of the annual impairment test, we concluded that no goodwill impairment existed as of February 23, 2018 or February 24, 2017. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 23, 2018 and February 24, 2017, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 23, 2018				February 24, 2017
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Proprietary technology	8.3	$26.8	$23.4	$3.4	$26.8	$23.0	$3.8
Trademarks (1)	9.9	11.2	9.9	1.3	9.0	9.0	—
Non-compete agreements	6.2	1.2	1.2	—	1.6	1.6	—
Dealer relationships (1)	11.0	25.5	0.4	25.1	—	—	—
Other (1)	5.0	12.7	9.7	3.0	9.8	9.6	0.2
		77.4	44.6	32.8	47.2	43.2	4.0
Intangible assets not subject to amortization:
Trademarks and other	n/a	12.8	—	12.8	12.8	—	12.8
		$90.2	$44.6	$45.6	$60.0	$43.2	$16.8
________________________

(1)	In 2018, we acquired AMQ Solutions and certain assets of Tricom Vision Limited resulting in additional intangible assets in the Americas segment. See Note 18 for additional information.
In 2018 and 2017, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $1.3 in 2018, $1.0 in 2017 and $1.8 for 2016. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2019	3.6
2020	3.4
2021	3.4
2022	3.4
2023	3.3
$17.1
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
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in unconsolidated affiliates	February 23, 2018		February 24, 2017
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$26.0	25%-40%	$25.2	20%-40%
Manufacturing joint ventures	9.4	49%	8.7	49%
IDEO and other	6.1	5%-28%	9.9	10%-35%
	41.5		43.8
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	1.1	Less than 10%	0.9	Less than 10%
	6.9		6.7
Total investments in unconsolidated affiliates	$48.4		$50.5
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Dealer relationships	$8.5	$8.0	$6.9
Manufacturing joint ventures	3.3	1.1	4.8
IDEO and other	1.0	0.6	1.7
Total equity in earnings of unconsolidated affiliates	$12.8	$9.7	$13.4
Dealer Relationships
We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network.
Manufacturing Joint Ventures
We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. The manufacturing joint ventures primarily consist of Steelcase Jeraisy Company Limited, which is located in the Kingdom of Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, seating, accessories and related products for the Kingdom.
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. During Q4 2018, we sold a portion of our equity interest in IDEO and recorded gains of $13.9 in Other income, net on the Consolidated Statement of Income. The gains included a $10.0 premium related to a change in control of the affiliate and $3.9 on the sale of our interest. During 2016, we sold a portion of our equity interest in IDEO and recorded a gain of $8.5 in Other income, net on the Consolidated Statement on Income. As of February 23, 2018 and February 24, 2017 we owned a 5% and 10% equity interest in IDEO, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 23, 2018	February 24, 2017
Total current assets	$225.0	$177.3
Total non-current assets	56.3	37.9
Total assets	$281.3	$215.2
Total current liabilities	$146.9	$98.6
Total long-term liabilities	8.7	9.9
Total liabilities	$155.6	$108.5

Statements of Income	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Revenue	$708.9	$649.1	$635.1
Gross profit	214.7	182.2	182.1
Income before income tax expense	54.6	40.8	43.5
Net income	45.3	36.9	40.4

Supplemental Information	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Dividends received from unconsolidated affiliates	$10.3	$9.9	$12.5
Sales to unconsolidated affiliates	254.7	270.0	273.3
Amount due from unconsolidated affiliates	12.1	10.6	10.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 23, 2018	Fiscal Year Maturity Range	February 23, 2018	February 24, 2017
U.S. dollar obligations:
Senior notes (1)	6.375%	2021	$249.1	$248.8
Revolving credit facilities (2)(4)		2022	—	—
Notes payable (3)	2.8%	2024	45.4	48.0
			294.5	296.8
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0% - 9.0%		0.3	0.3
Capitalized lease obligations	1.4%	2020	0.2	0.3
Total short-term borrowings and long-term debt			295.0	297.4
Short-term borrowings and current portion of long-term debt (5)			2.8	2.8
Long-term debt			$292.2	$294.6
________________________

(1)
We have $250 of unsecured unsubordinated senior notes, due in February 2021 (“2021 Notes”). The 2021 Notes were issued at 99.953% of par value. The bond discount of $0.1 and direct debt issuance costs of $3.0 were deferred and are being amortized over the life of the 2021 Notes. Although the coupon rate of the 2021 Notes is 6.375%, the effective interest rate is 6.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on interest rate locks related to the debt issuance and the bond discount. The 2021 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2021 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 45 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. Amortization expense related to the direct debt issuance costs and bond discount on the 2021 Notes was $0.3 in 2018, 2017 and 2016.

(2)
We have a $125 global committed five-year bank facility which has an interest rate of LIBOR plus an applicable margin and is set to expire in September 2021. As of February 23, 2018 and February 24, 2017, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.

In addition, we have revolving credit agreements of $47.0 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 23, 2018, we had $14.8 in outstanding bank guarantees and standby letters of credit against these agreements. We had no draws against our standby letters of credit during 2018.

(3)
We have a $45.4 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $32 balloon payment due in 2024. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(4)
We have unsecured uncommitted short-term credit facilities of up to $2.6 of U.S. dollar obligations and up to $24.6 of foreign currency obligations with various financial institutions available for working capital purposes as of February 23, 2018. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 23, 2018 and February 24, 2017.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 2.8% as of February 23, 2018 and 1.8% as of February 24, 2017.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2019	$2.8
2020	2.7
2021	251.7
2022	2.6
2023	2.6
Thereafter	32.6
$295.0
Global Credit Facility
Our $125 committed five-year unsecured revolving syndicated credit facility expires in 2022. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one of the lenders. There are no borrowings outstanding under the facility.
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

The facility does not include any restrictions on cash dividend payments or share repurchases. As of February 23, 2018 and February 24, 2017, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 23, 2018	February 24, 2017
Defined contribution retirement plans	$23.9	$23.8
Post-retirement medical benefits	43.4	46.0
Defined benefit pension plans	47.0	50.1
Deferred compensation plans and agreements	55.2	49.2
	$169.5	$169.1

Employee benefit plan assets
Short-term asset	$—	$0.2
Long-term asset	0.5	—
	$0.5	$0.2

Employee benefit plan obligations
Current portion	$39.2	$35.0
Long-term portion	130.8	134.3
	$170.0	$169.3

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
Total expense under all defined contribution retirement plans was $33.7 for 2018, $32.7 for 2017 and $28.8 for 2016. We expect to fund approximately $35.7 related to our defined contribution plans in 2019, including funding related to our discretionary profit sharing contributions.
Post-Retirement Medical Benefits
We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. While we do not expect the timing of cash flows to closely match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.
In 2017, we made changes to certain retiree participation assumptions based on the results of our retiree participation experience study. These changes resulted in a reduction to the accumulated post-retirement projected benefit obligation of $17.8.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified foreign retirement plans as well as non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 9 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 23, 2018		February 24, 2017
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans		Non-qualified Supplemental Retirement Plans
	Foreign		Domestic	Foreign
Plan assets	$33.1	$—	$7.9	$38.8	$—
Projected benefit plan obligations	47.5	32.6	7.9	55.1	33.8
Funded status	$(14.4)	$(32.6)	$—	$(16.3)	$(33.8)
Short-term asset	$—	$—	$—	$0.2	$—
Long-term asset	0.5	—	—	—	—
Current liability	(0.1)	(3.8)	—	(0.1)	(3.5)
Long-term liability	(14.8)	(28.8)	—	(16.4)	(30.3)
Total benefit plan obligations	$(14.4)	$(32.6)	$—	$(16.3)	$(33.8)
Accumulated benefit obligation	$42.5	$32.4	$7.9	$51.0	$33.5

As of February 23, 2018, we had one qualified foreign plan in an over-funded status, as plan assets of $32.8 exceeded projected benefit plan obligations of $32.3 by $0.5.
As of February 24, 2017, we had two qualified domestic plans in fully funded status and one qualified foreign plan in an over-funded status, as plan assets of $18.4 exceeded projected benefit plan obligations of $18.2 by $0.2. In 2018, we purchased annuities to settle the benefit plan obligations for these three plans, resulting in a charge of$7.1 for losses previously accumulated in other comprehensive income for these plans.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 23, 2018	February 24, 2017	February 23, 2018	February 24, 2017
Change in plan assets:
Fair value of plan assets, beginning of year	$46.7	$47.3	$—	$—
Actual return on plan assets	2.4	4.7	—	—
Employer contributions	4.5	6.0	3.4	5.2
Plan participants’ contributions	—	—	1.9	2.3
Estimated Medicare subsidies received	—	—	0.1	0.1
Expenses	(0.2)	(0.2)	—	—
Currency changes	3.6	(2.7)	—	—
Benefits paid	(23.9)	(8.4)	(5.4)	(7.6)
Fair value of plan assets, end of year	33.1	46.7	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	96.8	93.4	46.0	66.2
Service cost	2.7	2.8	0.2	0.5
Interest cost	2.1	3.1	1.7	2.8
Net actuarial (gain) loss	(3.3)	9.4	(1.2)	(18.3)
Plan participants’ contributions	—	—	1.9	2.3
Medicare subsidies received	—	—	0.1	0.1
Settlements	(0.1)	—	—	—
Currency changes	5.8	(3.5)	0.1	—
Benefits paid	(23.9)	(8.4)	(5.4)	(7.6)
Benefit plan obligations, end of year	80.1	96.8	43.4	46.0
Funded status	$(47.0)	$(50.1)	$(43.4)	$(46.0)

Amounts recognized on the Consolidated Balance Sheets:
Short-term asset	$—	$0.2	$—	$—
Long-term asset	0.5	—	—	—
Current liability	(3.9)	(3.6)	(3.5)	(3.9)
Long-term liability	(43.6)	(46.7)	(39.9)	(42.1)
Net amount recognized	$(47.0)	$(50.1)	$(43.4)	$(46.0)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$12.7	$23.4	$(26.0)	$(28.4)
Prior service credit	(0.5)	(0.7)	(2.3)	(9.3)
Total amounts recognized in accumulated other comprehensive income—pretax	$12.2	$22.7	$(28.3)	$(37.7)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.3	$7.6	$(3.8)	$(3.7)
Prior service credit	(0.2)	(0.2)	(2.3)	(7.0)
Total amounts recognized in accumulated other comprehensive income—pretax	$0.1	$7.4	$(6.1)	$(10.7)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016	February 23, 2018	February 24, 2017	February 26, 2016
Components of expense:
Service cost	$2.7	$2.8	$3.1	$0.2	$0.5	$0.7
Interest cost	2.1	3.1	3.0	1.7	2.8	2.6
Amortization of net loss (gain)	0.5	0.7	0.9	(3.7)	(0.8)	0.1
Amortization of prior year service credit	(0.2)	(0.2)	(0.2)	(7.0)	(8.6)	(9.0)
Expected return on plan assets	(1.4)	(1.9)	(2.5)	—	—	—
Settlement	7.1	0.9	—	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	10.8	5.4	4.3	(8.8)	(6.1)	(5.6)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	(4.3)	6.9	(2.4)	(1.2)	(18.3)	(7.0)
Amortization of gain (loss)	(0.5)	(1.7)	(0.9)	3.7	0.8	(0.1)
Amortization of prior year service credit	0.2	0.2	0.2	7.0	8.6	9.0
Losses recognized as part of the curtailment / settlement	(7.3)	—	—	—	—	—
Total recognized in other comprehensive income	(11.9)	5.4	(3.1)	9.5	(8.9)	1.9
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$(1.1)	$10.8	$1.2	$0.7	$(15.0)	$(3.7)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 26, 2016	$10.3	$0.4	$10.7
Amortization of prior service cost (credit) included in net periodic pension cost	(8.7)	3.4	(5.3)
Net prior service (cost) credit during period	(8.7)	3.4	(5.3)
Net actuarial gain (loss) arising during period	11.4	(5.4)	6.0
Amortization of net actuarial (gain) loss included in net periodic pension cost	0.8	(0.2)	0.6
Net actuarial gain (loss) during period	12.2	(5.6)	6.6
Foreign currency translation adjustments	1.2	(0.2)	1.0
Current period change	4.7	(2.4)	2.3
Balance as of February 24, 2017	$15.0	$(2.0)	$13.0
Amortization of prior service cost (credit) included in net periodic pension cost	(7.1)	2.9	(4.2)
Net prior service (cost) credit during period	(7.1)	2.9	(4.2)
Net actuarial gain (loss) arising during period	5.5	(1.5)	4.0
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.2)	1.4	(1.8)
Gains (losses) recognized as a part of the settlement	7.1	(2.4)	4.7
Net actuarial gain (loss) during period	9.4	(2.5)	6.9
Foreign currency translation adjustments	(1.2)	0.2	(1.0)
Current period change	1.1	0.6	1.7
Balance as of February 23, 2018	$16.1	$(1.4)	$14.7

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016	February 23, 2018	February 24, 2017	February 26, 2016
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.90%	2.90%	3.30%	3.97%	3.86%	4.34%
Rate of salary progression	3.60%	2.70%	2.30%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.80%	3.60%	3.70%	3.84%	4.29%	3.72%
Expected return on plan assets	4.80%	4.30%	4.20%
Rate of salary progression	3.50%	2.80%	2.80%
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed healthcare cost trend was 7.01% for pre-age 65 retirees as of February 23, 2018, gradually declining to 4.50% after nine years. As of February 24, 2017, the assumed healthcare cost trend was 7.28% for pre-age 65 retirees, gradually declining to 4.50% after ten years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 23, 2018:

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
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 23, 2018 and February 24, 2017 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 23, 2018		February 24, 2017
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	78%	91%	50%	54%
Debt securities	17	8	29	27
Real estate	4	—	2	—
Other (1)	1	1	19	19
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 23, 2018 and February 24, 2017, by asset category are as follows:

Fair Value of Pension Plan Assets	February 23, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities:
International	—	25.8	—	25.8
Fixed income securities:
Bond funds	—	5.5	—	5.5
Other investments:
Guaranteed insurance contracts (1)	—	—	0.4	0.4
Property and property funds	—	1.2	—	1.2
	$0.2	$32.5	$0.4	$33.1

Fair Value of Pension Plan Assets	February 24, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6.3	$—	$—	$6.3
Equity securities:
International	—	23.4	—	23.4
Fixed income securities:
Bond funds	—	13.6	—	13.6
Other investments:
Guaranteed insurance contracts (1)	—	—	0.7	0.7
Group annuity contract (2)	—	—	1.9	1.9
Property funds	0.8	—	—	0.8
	$7.1	$37.0	$2.6	$46.7
________________________

(1)	Guaranteed insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance plus or minus investment returns and changes in cash flows.

(2)
Group annuity contracts were valued utilizing a discounted cash flow model. The term “cash flow” refers to the future principal and interest payments we expected to receive on a given asset in the general account. The model projected future cash flows separately for each investment period and each category of investment.

There were no material transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 23, 2018 and February 24, 2017:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 26, 2016	$2.0	$1.0
Unrealized return on plan assets, including changes in foreign exchange rates	0.1	—
Purchases, sales, and other, net	(0.2)	(0.3)
Balance as of February 24, 2017	$1.9	$0.7
Unrealized return on plan assets, including changes in foreign exchange rates	—	0.1
Purchases, sales, and other, net	(1.9)	(0.4)
Balance as of February 23, 2018	$—	$0.4
We expect to contribute approximately $5 to our pension plans and fund approximately $4 related to our post-retirement plans in 2019. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans

2019	$5.0	$3.6
2020	4.4	3.6
2021	3.7	3.5
2022	3.7	3.5
2023	4.5	3.5
2024 - 2028	25.6	16.1
Multi-Employer Pension Plan
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund based on obligations arising from a collective bargaining agreement covering 14 SC Transport Inc. employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions; however, we are not a trustee. The trustees typically are responsible for determining the level of benefits to be provided to participants and for such matters as the investment of the assets and the administration of the plan.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our participation in this plan is outlined in the tables below. Expense is recognized at the time our contributions are funded, in accordance with applicable accounting standards. Any adjustment for a withdrawal liability would be recorded at the time the liability is both probable and can be reasonably determined. The most recent estimate of our potential withdrawal liability is $27.7.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2017	2016		2018	2017	2016
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.2	$0.3	$0.3	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2017 and 2016 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
The following table describes the expiration of the collective bargaining agreement associated with the multi-employer plan in which we participate:

Pension Fund	Total Collective Bargaining Agreements	Expiration Date (1)	% of Associates Under Collective Bargaining Agreement	Over 5% Contribution in 2018
Central States, Southeast and Southwest Areas Pension Fund	1	3/31/2018	0.1%	No
________________________

(1)
The renewal for the collective bargaining agreement is currently in the negotiation process. In the absence of a renewal agreement, the Central States, Southeast and Southwest Areas Pension Fund will continue to operate under the expired agreement and bill the required rates.

On the date of issuance of these financial statements, the Form 5500 was not available for the plan year ending in 2017.
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
These deferred compensation obligations are unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 9 for additional information.
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $5.9 for 2018, $8.5 for 2017 and $5.9 for 2016.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share Repurchases and Conversions
The 2018 and 2017 activity for share repurchases is as follows (share data in millions):

Share repurchases	Year ended
	February 23, 2018		February 24, 2017
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	2.4	$33.8	3.5	$48.4
Class B Common Stock	—	$—	—	$—
During 2018 and 2017, 0.9 million and 0.3 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	INCOME TAXES
In Q4 2018, the U.S. government enacted the Tax Act, which was effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code that affect 2018 and future periods. The following is a summary of the key corporate income tax provisions of the Tax Act:

•	reduced the U.S. federal corporate income tax rate from 35% to 21%,

•
implemented a one-time tax on the deemed repatriation of undistributed non-U.S. subsidiary earnings and generally eliminated the U.S. federal corporate income taxes on dividends from foreign subsidiaries,

•	included global intangible low-taxed income ("GILTI") provisions, which impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations, and

•
included base-erosion and anti-abuse tax ("BEAT") provisions, which eliminate the deduction of certain base-erosion payments made to related foreign corporations, and imposed a minimum tax if greater than regular tax.

The staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on the accounting and reporting impacts of the Tax Act. SAB 118 states that, in situations where companies do not have enough information to complete the accounting in the period of enactment, a company must either:

1)	record an estimated provisional amount if the impact of the change can be reasonably estimated, or

2)	continue to apply the accounting guidance that was in effect immediately prior to the Tax Act if the impact of the change cannot be reasonably estimated.
If estimated provisional amounts are recorded, or if no amounts are recorded because the impact cannot be reasonably estimated, SAB 118 provides a measurement period of no longer than one year during which companies should adjust those amounts as additional information becomes available.
We have made reasonable estimates of the impact of the Tax Act and have recorded provisional amounts as follows:

•
We recorded a charge of $23.9 due to the remeasurement of our deferred taxes. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, the final impact may be affected by other elements related to the Tax Act including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

•
We recorded a charge of $4.0 due to the net tax on deemed repatriation of net undistributed earnings of our non-U.S. subsidiaries. In order to finalize the impact of the tax on deemed repatriation, we must determine the amount of earnings of certain foreign subsidiaries as well as the amount of non-U.S. income taxes paid on these earnings. In Q4 2018, we were able to make reasonable estimates of these amounts; however, we are continuing to gather information to more precisely calculate the tax on deemed repatriation.

We were not able to reasonably estimate, and therefore have not recorded, deferred taxes with respect to the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes on basis differences that are expected to affect the amount of GILTI inclusions upon reversal or to record the impact of the GILTI tax in the period in which that tax is incurred.
We have not included any impacts of BEAT in our consolidated financial statements for 2018, because this provision does not apply until 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Current income taxes:
Federal	$15.0	$18.4	$47.7
State and local	0.8	9.5	12.5
Foreign	12.1	17.0	12.6
	27.9	44.9	72.8
Deferred income taxes:
Federal	37.9	21.4	(12.7)
State and local	7.0	1.2	(3.3)
Foreign	8.0	4.2	(52.3)
	52.9	26.8	(68.3)
Income tax expense	$80.8	$71.7	$4.5
Income taxes were based on the following sources of income before income tax expense:

Source of Income Before Income Tax Expense	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Domestic	$120.2	$136.0	$114.9
Foreign	41.3	60.3	59.9
	$161.5	$196.3	$174.8
The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal blended statutory tax rate of 32.9% for 2018 and 35.0% for 2017 and 2016, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Tax expense at the U.S. federal statutory rate	$53.2	$68.7	$61.2
Impact of the Tax Act (1)	27.9	—	—
State and local income taxes, net of federal	6.7	6.5	6.7
Valuation allowance provisions and adjustments (2)	0.4	(2.2)	(59.9)
Foreign investment tax credits (3)	(1.6)	—	(1.5)
COLI income (4)	(3.4)	(3.3)	(0.7)
Foreign operations, less applicable foreign tax credits (5)	1.4	(2.0)	(1.6)
Impact of change to non-U.S. federal statutory tax rates (6)	4.0	9.3	(0.1)
Research tax credit	(2.3)	(1.8)	(1.9)
Tax reserve adjustments (7)	(0.2)	(5.3)	—
Other	(5.3)	1.8	2.3
Total income tax expense recognized	$80.8	$71.7	$4.5
________________________

(1)
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which are generally 21%. Those items that reversed in 2018 were remeasured using a tax rate of 32.9%. We have recorded a provisional decrease of $23.9 with respect to the Tax Act in 2018. As required by the Tax Act, we have recorded a provisional tax liability of $4.0 related to the U.S. federal income

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes on approximately $76.2 of undistributed earnings of our non-U.S. subsidiaries, net of $12.0 of related U.S. foreign tax credits.

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

(3)	Investment tax credits were granted by the Czech Republic for investments in qualifying manufacturing equipment.

(4)	The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus death benefit gains are non-taxable.

(5)	The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.

(6)
Reductions to the French corporate tax rate resulted in the revaluation of certain deferred tax assets of our French tax group, causing increases to income tax expense of $4.0 and $7.9 in 2018 and 2017, respectively. During 2017, reductions to the United Kingdom corporate tax rate increased tax expense by $1.5.

(7)	Adjustments in 2017 related to a French income tax audit that was settled in 2017.
Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 23, 2018	February 24, 2017
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$55.8	$108.8
Foreign and domestic net operating loss carryforwards	55.8	57.0
Reserves and accruals	18.9	29.8
Tax credit carryforwards	31.8	17.4
Other, net	16.1	21.2
Total deferred income tax assets	178.4	234.2
Valuation allowances	(9.5)	(7.9)
Net deferred income tax assets	168.9	226.3
Deferred income tax liabilities:
Property, plant and equipment	28.4	40.9
Intangible assets	3.4	3.6
Prepaid expenses	1.7	3.1
Total deferred income tax liabilities	33.5	47.6
Net deferred income taxes	$135.4	$178.7
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	135.4	179.6
Deferred income tax liabilities—non-current	—	(0.9)
At February 23, 2018, the valuation allowance of $9.5 included $9.0 relating to foreign deferred tax assets. In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:

•	the nature, frequency and severity of cumulative losses in recent years,

•	the predictability of future income,

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets and

•	the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly increasing cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers in France and the United Kingdom, Morocco, Singapore, Hong Kong and Brazil would be realized as of February 23, 2018.
As a result of the Tax Act, we have the ability to repatriate the cash associated with foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax, as these earnings were subject to U.S. federal income taxes in 2018.  However, this cash may be subject to foreign withholding taxes and/or U.S. state and local taxes if repatriated to the U.S.  We are currently evaluating the capital needs of our foreign operations to determine the amount of cash that can be repatriated to the U.S. with minimal additional tax cost. Until such time that we complete this analysis, we maintain our assertion of indefinite reinvestment in our foreign earnings. Pursuant to SAB 118, we have not made a provision for foreign withholding or U.S. state and local taxes on $139.5 of unremitted foreign earnings and profits as of February 23, 2018.
Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 23, 2018	February 24, 2017
Other current assets:
Income taxes receivable	$19.7	$19.0
Other long-term assets:
Income taxes receivable	$—	$18.5
Accrued expenses:
Income taxes payable	$8.6	$6.4
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2019	$—	$—	$2.0	$—	$—	$0.6	$0.6	$—
2023-2038	—	17.0	—	—	1.9	—	1.9	31.8
No expiration	—	—	217.7	—	—	53.3	53.3	—
	$—	$17.0	$219.7	—	1.9	53.9	55.8	31.8
Valuation allowances				—	(0.5)	(7.3)	(7.8)	(1.7)
Net benefit				$—	$1.4	$46.6	$48.0	$30.1
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $78.1 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2018, Canada 2015 through 2018, France 2014 through 2018 and Germany 2014 through 2018. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2018, 2017 and 2016.
As of February 23, 2018 and February 24, 2017, the liability for uncertain tax positions, including interest and penalties, reported on the Consolidated Balance Sheets was as follows:

Liability for Uncertain Tax Positions	February 23, 2018	February 24, 2017
Other long-term liabilities	$—	$0.2
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Balance as of beginning of period	$2.8	$8.6	$8.8
Gross decreases—tax positions in prior period	(1.0)	(5.3)	—
Currency translation adjustment	0.4	(0.5)	(0.2)
Balance as of end of period	$2.2	$2.8	$8.6
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Of the gross decreases shown above, $0.8 relates to changes in the French statutory tax rate. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.2 liability for uncertain tax positions.
Unrecognized tax benefits of $2.2, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.

16.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 7,101,070 shares remaining for future issuance under our Incentive Compensation Plan as of February 23, 2018.
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

Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 23, 2018
Performance units (1)	688,600
Restricted stock units	1,789,775
Total outstanding awards	2,478,375
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

Performance Units
Performance units have been granted only to our executive officers. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from 0 to 688,600 shares as of February 23, 2018. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
All of the performance units granted in 2018 and 2017 and half of the performance units granted in 2016 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the TSR PSUs granted in 2016 were earned at 0.0% of the target level, and no shares of Class A Common Stock were issued to participants under such awards.
The remaining half of the performance units granted in 2016 were earned based on our three-year average return on invested capital ("ROIC PSUs"), which is a performance condition. The number of shares that could be earned under the ROIC PSUs ranged from 0% to 200% of the target amount. The ROIC PSUs were expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance period based on the probability that the performance condition will be met. The expense recorded was adjusted as the estimate of the total number of ROIC PSUs that were expected to ultimately be earned changed. The weighted-average grant date fair value per share of ROIC PSUs granted in 2016 was $18.68. The fair value is equal to the closing price of shares of our Class A Common Stock on the date of the grant. Based on actual performance results, the ROIC PSUs granted in 2016 were earned at 156.0% of the target level and 209,353 shares of Class A Common Stock were issued to participants in Q1 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $3.4, $3.1 and $5.7 for the TSR PSUs granted in 2018, 2017 and 2016, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2018 Awards	2017 Awards	2016 Awards
Three-year risk-free interest rate (1)	1.4%	0.9%	0.8%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	31.8%	31.2%	29.4%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per TSR PSU:

Grant Date Fair Value per TSR PSU	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Weighted-average grant date fair value per share of TSR PSUs granted during 2018, 2017 and 2016	$21.76	$16.33	$24.15
The total performance units expense and associated tax benefit in 2018, 2017 and 2016 was as follows:

Performance Units	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Expense	$5.0	$5.6	$7.4
Tax benefit	1.7	2.0	2.7
The 2018 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2017	916,420	$19.31
Granted	309,000	21.76
Vested	(536,820)	21.42
Nonvested as of February 23, 2018	688,600	18.77
As of February 23, 2018, there was $1.8 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.7 years.
The total fair value of performance units vested following completion of the three-year performance periods during 2018, 2017 and 2016 was $3.0, $5.6 and $7.0, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value per share of RSUs granted in 2018, 2017 and 2016 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Weighted-average grant date fair value per share of RSUs granted	$16.51	$14.66	$18.82
The total RSUs expense and associated tax benefit in 2018, 2017 and 2016 is as follows:

Restricted Stock Units	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Expense	$13.4	$13.5	$12.9
Tax benefit	4.5	4.9	4.6
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.
The 2018 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 24, 2017	1,731,507	$16.38
Granted	780,321	16.51
Vested	(688,965)	18.17
Forfeited	(33,088)	16.14
Nonvested as of February 23, 2018	1,789,775	15.75
There was $8.0 of remaining unrecognized compensation cost related to RSUs as of February 23, 2018. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $10.1, $13.1 and $16.6 during 2018, 2017 and 2016, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 50,445, 48,045 and 39,052 unrestricted shares at a weighted average grant date fair value per share of $14.98, $15.20 and $18.24 during 2018, 2017 and 2016, respectively.

17.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2029. Operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the terms. During the normal course of business, we have entered into sale-leaseback arrangements for certain facilities. Accordingly, these leases are accounted for as operating leases, and the related gains from the sale of the properties are recorded as deferred gains and are amortized over the lease term. Total deferred gains are included as a component of Other long-term liabilities on the Consolidated Balance Sheets and amounted to $0.3 as of February 23, 2018 and $1.5 as of February 24, 2017.
Gross rent expense under all non-cancelable operating leases was $53.7, $49.8 and $48.8 for 2018, 2017 and 2016, respectively. Sublease rental income was $4.4, $4.0 and $5.2 for 2018, 2017 and 2016, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases as of February 23, 2018 are as follows:

Fiscal Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2019	$48.5	$(3.7)	$44.8
2020	41.4	(3.7)	37.7
2021	31.1	(3.3)	27.8
2022	27.2	(3.3)	23.9
2023	20.1	(2.2)	17.9
Thereafter	38.8	(0.8)	38.0
	$207.1	$(17.0)	$190.1

18.	ACQUISITIONS
On December 26, 2017, we acquired AMQ Solutions ("AMQ"), a California-based provider of height-adjustable desking, benching and seating for workstations in the open plan, collaborative environments and training rooms. In addition, we acquired certain assets of an affiliated company, Tricom Vision Limited. The total purchase price for the acquisition was $69.9, payable in cash, which was primarily funded by the liquidation of short-term investments. An additional $4.5 is payable to the sellers contingent upon certain performance obligations being met over a two year period. This acquisition is expected to strengthen our reach within the industry by broadening our portfolio at lower price points. The goodwill resulting from the acquisition consists largely of economies of scale expected from integrating AMQ into our existing dealer network.
Tangible assets and liabilities were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. We recorded $30.1 related to identifiable intangible assets, $31.2 to goodwill and approximately $13 related to working capital items such as accounts receivable, inventories and accounts payable. The entire amount recorded to goodwill is deductible for U.S. income tax purposes. Intangibles are principally related to dealer relationships which will be amortized over 11 years. AMQ is included as part of the Americas segment.
The purchase price allocation for the AMQ acquisition was incomplete as of February 23, 2018. We are still evaluating certain working capital adjustments, as well as the reporting unit to which the goodwill resulting from the AMQ acquisition will be allocated for future impairment testing purposes.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	February 23, 2018
	Weighted Average Useful Life (Years)	Fair Value
Trademarks	9.0	$1.3
Dealer relationships	11.0	25.5
Other	4.6	3.3
		$30.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2019	3.2
2020	3.1
2021	3.0
2022	3.0
2023	3.0
$15.3

19.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone and AMQ brands.
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
No single customer represented more than 5% of our consolidated revenue in 2018, 2017 or 2016.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2018
Revenue	$2,193.8	$524.2	$337.5	$—	$3,055.5
Operating income (loss)	187.0	(14.0)	18.4	(35.4)	156.0
Total assets	943.2	300.3	209.1	406.6	1,859.2
Capital expenditures	46.2	31.7	10.0	—	87.9
Depreciation & amortization	46.2	14.7	5.0	—	65.9
2017
Revenue	$2,231.9	$503.9	$296.6	$—	$3,032.4
Operating income (loss)	245.2	(20.9)	13.0	(37.1)	200.2
Total assets	960.7	297.4	191.1	342.8	1,792.0
Capital expenditures	35.9	20.6	4.6	—	61.1
Depreciation & amortization	42.7	12.7	4.9	—	60.3
2016
Revenue	$2,256.0	$520.6	$283.4	$—	$3,060.0
Operating income (loss)	265.2	(64.3)	11.2	(37.5)	174.6
Total assets	981.1	332.6	179.9	315.0	1,808.6
Capital expenditures	71.2	14.7	7.5	—	93.4
Depreciation & amortization	48.5	11.7	5.5	—	65.7
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by divestitures and deconsolidations along with currency translation effects. In addition, operating income (loss) has been impacted by restructuring costs. See Note 20 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Revenue:
United States	$2,039.6	$2,104.4	$2,152.7
Foreign locations	1,015.9	928.0	907.3
	$3,055.5	$3,032.4	$3,060.0
Long-lived assets:
United States	$689.7	$655.8	$633.8
Foreign locations	174.3	130.8	127.8
	$864.0	$786.6	$761.6

Revenue is attributable to countries based on the location of the customer. No country other than the U.S. represented greater than 10% of our consolidated revenue or long-lived assets in 2018, 2017 or 2016. Our EMEA business is spread across a number of geographic regions, with Western Europe representing approximately 85% of EMEA revenue in 2018.

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

Product Category Data	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Systems and storage	$1,402.0	$1,428.2	$1,533.4
Seating	919.2	917.8	938.9
Other (1)	734.3	686.4	587.7
Total	$3,055.5	$3,032.4	$3,060.0
________________________

(1)
Other consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services, none of which are individually greater than 10% of consolidated revenue.

20.	RESTRUCTURING ACTIVITIES
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
In Q2 2015, we announced restructuring actions in EMEA related to the exit of a manufacturing facility in Wisches, France, and the transfer of its activities to other existing facilities in the EMEA region. We incurred $33.9 of business exit and other costs in the EMEA segment in connection with these actions, including $1.1 during 2016. These restructuring actions are complete.
In Q1 2015, we announced restructuring actions in the Americas to close a manufacturing facility in High Point, North Carolina. In connection with these actions, we incurred a total of $4.2 of business exit and other related costs in the Americas segment, including $2.6 during 2017 and $0.9 during 2016. We also incurred $3.1 of employee termination costs in the Americas segment, including $1.5 during 2016. These restructuring actions are complete.
In Q3 2014, we announced restructuring actions in EMEA to close a manufacturing facility in Durlangen, Germany, and to establish a new manufacturing location in Stribro, Czech Republic. In connection with this project, we incurred a total of $8.8 related to business exit and other related costs in the EMEA segment, including $1.6 during 2017 and $4.9 during 2016. We also incurred $17.5 of employee termination costs, including $4.8 during 2016. These restructuring actions are complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring costs are summarized in the following table:

Restructuring Costs	Year Ended
	February 24, 2017	February 26, 2016
Cost of sales
Americas	$2.6	$2.4
EMEA	1.6	10.9
Other	—	—
	4.2	13.3
Operating expenses
Americas	—	(2.9)
EMEA	0.9	9.5
Other	—	—
	0.9	6.6
	$5.1	$19.9
Below is a summary of the charges, payments and adjustments to the restructuring reserve balance during 2018, 2017 and 2016:

Restructuring Reserve	Workforce Reductions	Business Exits and Related Costs	Total
Reserve balance as of February 27, 2015	$13.7	$1.6	$15.3
Additions	14.5	8.2	22.7
Payments	(17.8)	(8.0)	(25.8)
Adjustments	(0.4)	(1.0)	(1.4)
Reserve balance as of February 26, 2016	$10.0	$0.8	$10.8
Additions	0.3	4.8	5.1
Payments	(5.7)	(4.3)	(10.0)
Adjustments	(0.3)	(0.3)	(0.6)
Reserve balance as of February 24, 2017	$4.3	$1.0	$5.3
Payments	(3.3)	(0.9)	(4.2)
Adjustments	0.7	(0.1)	0.6
Reserve balance as of February 23, 2018	$1.7	$—	$1.7
The workforce reductions reserve balance as of February 23, 2018 relates to restructuring actions in EMEA.

21.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Revenue	$735.1	$775.6	$772.1	$772.7	$3,055.5
Gross profit	242.8	258.4	251.8	253.1	1,006.1
Operating income	29.9	54.2	38.5	33.4	156.0
Net income	18.1	36.9	25.7	—	80.7
Basic earnings per share	0.15	0.31	0.22	—	0.68
Diluted earnings per share	0.15	0.31	0.22	—	0.68
2017
Revenue	$718.8	$758.0	$786.5	$769.1	$3,032.4
Gross profit	229.8	263.1	261.9	255.6	1,010.4
Operating income	33.3	61.9	54.6	50.4	200.2
Net income	19.4	38.2	41.2	25.8	124.6
Basic earnings per share	0.16	0.32	0.34	0.22	1.03
Diluted earnings per share	0.16	0.31	0.34	0.21	1.03
Revenue comparisons have been impacted by currency translation effects along with acquisitions and divestitures. In addition, operating income has been impacted by restructuring costs. See Note 20 for additional information. Q4 2018 net income included significant charges related to the Tax Act. See Note 15 for additional information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 23, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 23, 2018, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2018 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2018 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2018 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 23, 2018 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,478,375	(1)	n/a	(2)	7,101,070
Equity compensation plans not approved by security holders	—		n/a		—
Total	2,478,375		n/a		7,101,070
________________________

(1)	This amount includes outstanding restricted stock units and the maximum number of shares that may be issued under outstanding performance units.

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
The information required by Item 13 will be contained in our 2018 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2018 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 23, 2018, February 24, 2017 and February 26, 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended February 23, 2018, February 24, 2017 and February 26, 2016

•	Consolidated Balance Sheets as of February 23, 2018 and February 24, 2017

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 23, 2018, February 24, 2017 and February 26, 2016

•	Consolidated Statements of Cash Flows for the Years Ended February 23, 2018, February 24, 2017 and February 26, 2016

•	Notes to the Consolidated Financial Statements
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
Mark T. Mossing Corporate Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 10, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 10, 2018
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 10, 2018
David C. Sylvester

/s/ MARK T. MOSSING	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	April 10, 2018
Mark T. Mossing

/s/ LAWRENCE J. BLANFORD	Director	April 10, 2018
Lawrence J. Blanford

/s/ TIMOTHY C.E. BROWN	Director	April 10, 2018
Timothy C.E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 10, 2018
Connie K. Duckworth

/s/ DAVID W. JOOS	Director	April 10, 2018
David W. Joos

/s/ TODD P. KELSEY	Director	April 10, 2018
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 10, 2018
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 10, 2018
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 10, 2018
Cathy D. Ross

/s/ PETER M. WEGE II	Director	April 10, 2018
Peter M. Wege II

/s/ P. CRAIG WELCH, JR.	Director	April 10, 2018
P. Craig Welch, Jr.

/s/ KATE PEW WOLTERS	Director	April 10, 2018
Kate Pew Wolters

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Balance as of beginning of period	$11.2	$11.7	$14.6
Additions:
Charged to costs and expenses	2.5	4.5	5.5
Charged to other accounts	(0.1)	—	—
Deductions (1)	(3.0)	(5.2)	(7.8)
Other adjustments (2)	0.5	0.2	(0.6)
Balance as of end of period	$11.1	$11.2	$11.7
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 23, 2018	February 24, 2017	February 26, 2016
Balance as of beginning of period	$7.9	$10.6	$72.7
Additions:
Charged to costs and expenses	1.9	(1.8)	(58.3)
Charged to other accounts	—	—	—
Deductions and expirations	(1.1)	(0.4)	(1.5)
Other adjustments (1)	0.8	(0.5)	(2.3)
Balance as of end of period	$9.5	$7.9	$10.6
________________________

(1)	Primarily represents currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Form of Global Note Representing 6.375% Senior Notes Due 2021 (4)
4.3	Officers’ Certificate of Steelcase Inc. establishing the terms of the 6.375% Senior Notes Due 2021 (5)
10.1
Second Amended and Restated Credit Agreement, dated as of September 23, 2016 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents; HSBC Bank USA, National Association as Documentation Agent; and certain other lenders (6)

10.2	Steelcase Inc. Restoration Retirement Plan (7)
10.3	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.6	Steelcase Inc. Deferred Compensation Plan (11)
10.7	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.10	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.11	Steelcase Inc. Executive Severance Plan (16)
10.12	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (26)
10.22	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (27)
10.23	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2016) (28)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (ROIC) (FY 2016) (29)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2016) (30)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2017) (31)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2017) (32)
10.28	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2017) (33)

Exhibit No.	Description
10.29	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2018) (34)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2018) (35)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2018) (36)
10.32	Summary of Steelcase Benefit Plan for Outside Directors (37)
10.33	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated July 12, 2017 (38)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2019)
10.35	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2019)
10.36	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2019)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)
Filed as Exhibit No 3.2 to the Company's Form 10-K for the fiscal year ended February 28, 2014 as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

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

(10)
Filed as Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2017, as filed with the Commission on September 20, 2017 (commission file number 001-13873), and incorporated herein by reference.

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
(34) Filed as Exhibit No. 10.32 to the Company's Form 10-K, for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.
(35) Filed as Exhibit No. 10.33 to the Company's Form 10-K, for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.
(36) Filed as Exhibit No. 10.34 to the Company's Form 10-K, for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.
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

E-4