Form 10-Q
period 2018-05-25
STEELCASE INC
filed 2018-06-22
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 18, 2018, Steelcase Inc. had 86,271,502 shares of Class A Common Stock and 30,421,673 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 25, 2018	May 26, 2017
Revenue	$754.0	$735.1
Cost of sales	516.1	490.0
Gross profit	237.9	245.1
Operating expenses	214.6	210.0
Operating income	23.3	35.1
Interest expense	(4.4)	(4.3)
Investment income	1.0	0.4
Other income (expense), net	3.3	(2.8)
Income before income tax expense	23.2	28.4
Income tax expense	6.2	10.3
Net income	$17.0	$18.1
Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15
Dividends declared and paid per common share	$0.1350	$0.1275

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 25, 2018	May 26, 2017
Net income	$17.0	$18.1
Other comprehensive income (loss), net:
Unrealized gain on investments	0.1	—
Pension and other post-retirement liability adjustments	(0.8)	2.8
Foreign currency translation adjustments	(12.2)	11.5
Total other comprehensive income (loss), net	(12.9)	14.3
Comprehensive income	$4.1	$32.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 25, 2018	February 23, 2018
ASSETS
Current assets:
Cash and cash equivalents	$134.9	$283.1
Accounts receivable, net of allowances of $11.2 and $11.1	336.8	300.3
Inventories	202.9	184.6
Prepaid expenses	21.7	19.2
Assets held for sale	13.4	13.4
Other current assets	51.4	53.3
Total current assets	761.1	853.9
Property, plant and equipment, net of accumulated depreciation of $993.9 and $998.1	431.4	435.1
Company-owned life insurance ("COLI")	165.7	172.2
Deferred income taxes	132.9	135.4
Goodwill	138.4	138.2
Other intangible assets, net of accumulated amortization of $44.9 and $44.6	44.6	45.6
Investments in unconsolidated affiliates	49.6	48.4
Other assets	31.5	30.4
Total assets	$1,755.2	$1,859.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242.1	$223.1
Short-term borrowings and current maturities of long-term debt	2.8	2.8
Accrued expenses:
Employee compensation	74.6	145.0
Employee benefit plan obligations	21.2	39.2
Accrued promotions	24.2	25.5
Customer deposits	19.8	28.2
Product warranties	17.0	18.1
Other	71.4	72.8
Total current liabilities	473.1	554.7
Long-term liabilities:
Long-term debt less current maturities	291.5	292.2
Employee benefit plan obligations	121.0	130.8
Other long-term liabilities	60.5	68.2
Total long-term liabilities	473.0	491.2
Total liabilities	946.1	1,045.9
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	12.6	4.6
Accumulated other comprehensive loss	(23.2)	(10.3)
Retained earnings	819.7	819.0
Total shareholders’ equity	809.1	813.3
Total liabilities and shareholders’ equity	$1,755.2	$1,859.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 25, 2018	May 26, 2017
OPERATING ACTIVITIES
Net income	$17.0	$18.1
Depreciation and amortization	17.5	15.4
Non-cash stock compensation	9.2	8.4
Equity in income of unconsolidated affiliates	(3.3)	(3.0)
Dividends received from unconsolidated affiliates	1.7	4.2
Other	(2.9)	7.3
Changes in operating assets and liabilities:
Accounts receivable	(42.2)	(16.5)
Inventories	(20.4)	(9.9)
Other assets	(1.1)	11.1
Accounts payable	21.8	7.4
Employee compensation liabilities	(75.4)	(85.5)
Employee benefit obligations	(26.6)	(21.7)
Accrued expenses and other liabilities	(13.0)	14.2
Net cash used in operating activities	(117.7)	(50.5)
INVESTING ACTIVITIES
Capital expenditures	(15.8)	(16.8)
Purchases of investments	—	(19.4)
Liquidations of investments	—	55.5
Other	7.9	(0.6)
Net cash provided by (used in) investing activities	(7.9)	18.7
FINANCING ACTIVITIES
Dividends paid	(16.3)	(15.7)
Common stock repurchases	(3.4)	(5.8)
Repayment of long-term debt	(0.7)	(0.7)
Net cash used in financing activities	(20.4)	(22.2)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.8
Net decrease in cash, cash equivalents and restricted cash	(147.3)	(53.2)
Cash, cash equivalents and restricted cash, beginning of period (1)	285.6	199.6
Cash, cash equivalents and restricted cash, end of period (2)	$138.3	$146.4

(1)
These amounts include restricted cash of $2.5 as of February 23, 2018 and February 24, 2017, which primarily represents funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other Assets in the Condensed Consolidated Balance Sheets.

(2)
These amounts include restricted cash of $3.4 and $2.5 as of May 25, 2018 and May 26, 2017, respectively, which primarily represents funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other Assets in the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 23, 2018 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 23, 2018 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The amended guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted the amended guidance in Q1 2019 using the practical expedient which allows entities to use information previously disclosed in their pension and other post-retirement benefit plans footnote as the basis to apply the retrospective presentation requirements.
The adoption of this ASU resulted in the following reclassifications in our 2018 Condensed Consolidated Statements of Income:

	Three Months Ended				Year Ended
	May 26, 2017	August 25, 2017	November 24, 2017	February 23, 2018	February 23, 2018
Cost of sales	(2.3)	1.1	1.0	1.1	0.9
Operating expenses	(2.9)	0.9	1.0	0.9	(0.1)
Operating income	5.2	(2.0)	(2.0)	(2.0)	(0.8)
Other income (expense), net	(5.2)	2.0	2.0	2.0	0.8
Income before income tax expense	—	—	—	—	—

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts reclassified in Q1 2018 include $7.1 of charges related to annuitizing three of the Company's smaller defined benefit plans. There was no impact to Net income on our Condensed Consolidated Statements of Income as a result of this accounting change.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. We adopted the updated guidance in Q1 2019 using the modified retrospective method, which did not have a material impact on the consolidated financial statements. See Note 3 for additional information.

3.	REVENUE

We implemented ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in Q1 2019 using the modified-retrospective method, which required the new guidance to be applied retrospectively to revenue transactions completed on or after the effective date. The adoption of the new revenue standard did not have an impact on our consolidated financial statements except for enhanced disclosures. All necessary changes required by the new standard, including those related to our accounting policies, controls and disclosures, have been identified and implemented as of the beginning of 2019.

Accounting Policies
Our revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when control passes to the purchaser, which is when the rights and obligations associated with the product or service have transferred to the purchaser. For sales to our dealers, this typically occurs when product is shipped. In cases where we sell directly to customers, control of the product is often transferred upon delivery. The performance obligation from services is considered satisfied when the services have been rendered.
For shipping and handling activities, we have elected to apply the accounting policy election permitted in ASC 606-10-25-18B, which allows an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed even if those activities are performed after the control of the good has been transferred. We expense shipping and handling costs at the time revenue is recognized, which is in accordance with the policy election.
For sales tax, we elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 25, 2018	May 26, 2017
Americas
Systems and storage	$258.0	$264.5
Seating	157.9	152.7
Other (1)	119.9	117.8
EMEA
Systems and storage	62.8	52.3
Seating	44.2	37.3
Other (1)	30.4	23.5
Other
Systems and storage	7.7	14.3
Seating	11.2	13.5
Other (1)	61.9	59.2
	$754.0	$735.1
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 25, 2018	May 26, 2017
United States	$471.3	$467.0
Foreign locations	282.7	268.1
	$754.0	$735.1

Contract Balances
We have contract assets which are reported as Accounts receivable in the Condensed Consolidated Balance Sheets. These assets represent the amount of consideration to which we are entitled in exchange for the goods or services rendered to our customers.
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the three months ended May 25, 2018 are as follows:

Customer Deposits
Balance as of February 23, 2018	$28.2
Increases due to deposits received, net of other adjustments	12.5
Revenue recognized	(20.9)
Balance as of May 25, 2018	$19.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Practical Expedients Elected
For incremental costs of obtaining a contract, we have elected the practical expedient permitted in ASC 340-40-25-4, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period will be less than one year. This election had no effect on our financial statements.
For significant financing components, we have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, consideration is not adjusted.

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

	Three Months Ended
Computation of Earnings per Share	May 25, 2018	May 26, 2017
Net income	$17.0	$18.1
Adjustment for earnings attributable to participating securities	(0.3)	(0.3)
Net income used in calculating earnings per share	$16.7	$17.8
Weighted-average common shares outstanding including participating securities (in millions)	118.7	120.0
Adjustment for participating securities (in millions)	(2.1)	(2.1)
Shares used in calculating basic earnings per share (in millions)	116.6	117.9
Effect of dilutive stock-based compensation (in millions)	—	0.3
Shares used in calculating diluted earnings per share (in millions)	116.6	118.2
Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15
Total common shares outstanding at period end (in millions)	116.7	118.0

Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.4	0.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 25, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 23, 2018	$(0.3)	$14.7	$(24.7)	$(10.3)
Other comprehensive income (loss) before reclassifications	0.1	0.4	(12.2)	(11.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.2)	—	(1.2)
Net current period other comprehensive income (loss)	0.1	(0.8)	(12.2)	(12.9)
Balance as of May 25, 2018	$(0.2)	$13.9	$(36.9)	$(23.2)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 25, 2018 and May 26, 2017:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 25, 2018	May 26, 2017
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains) (1)	(0.9)	(0.8)	Other income (expense), net
Prior service cost (credit) (1)	(0.6)	(1.8)	Other income (expense), net
Settlements - Actuarial losses (gains) (1)	—	7.1	Other income (expense), net
	0.3	(1.2)	Income tax expense
Total reclassifications	$(1.2)	$3.3	Net income

_______________________________________

(1)	Reclassified from Cost of sales and Operating expenses to Other income (expense), net as a result of the adoption of ASU 2017-07.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FAIR VALUE
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
Our total debt is carried at cost and was $294.3 and $295.0 as of May 25, 2018 and February 23, 2018, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $313 and $316 as of May 25, 2018 and February 23, 2018, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of May 25, 2018 and February 23, 2018 are summarized below:

	May 25, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$134.9	$—	$—	$134.9
Restricted cash	3.4	—	—	3.4
Foreign exchange forward contracts	—	2.4	—	2.4
Auction rate securities	—	—	3.6	3.6
	$138.3	$2.4	$3.6	$144.3
Liabilities:
Foreign exchange forward contracts	—	(0.6)	—	(0.6)
	$—	$(0.6)	$—	$(0.6)

	February 23, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$283.1	$—	$—	$283.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	3.5	3.5
	$285.6	$2.1	$3.5	$291.2
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 25, 2018:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 23, 2018	$3.5
Unrealized gain on investments	0.1
Balance as of May 25, 2018	$3.6

7.	INVENTORIES

Inventories	May 25, 2018	February 23, 2018
Raw materials and work-in-process	$105.1	$98.3
Finished goods	117.0	105.3
	222.1	203.6
Revaluation to LIFO	19.2	19.0
	$202.9	$184.6
The portion of inventories determined by the LIFO method was $80.4 and $76.3 as of May 25, 2018 and February 23, 2018, respectively.

8.	INCOME TAXES
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

•
included base-erosion and anti-abuse tax provisions, which eliminate the deduction of certain base-erosion payments made to related foreign corporations, and imposed a minimum tax if greater than regular tax.

As of May 25, 2018, the amounts we have recorded for the Tax Act remain provisional for the deemed repatriation tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These amounts may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions.
As of May 25, 2018, we were unable to reasonably estimate, and therefore have not recorded, deferred taxes with respect to the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes on basis differences that are expected to affect the amount of GILTI inclusions upon reversal or to record the impact of the GILTI tax in the period in which that tax is incurred.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHARE-BASED COMPENSATION
Performance Units
In Q1 2019, we awarded 183,900 performance units ("PSUs") to certain key employees. The PSUs awarded are earned after a three-year performance period, from 2019 through 2021, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 367,800. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $18.02 per unit for these PSUs, compared to $21.76 and $16.33 per unit for similar PSUs granted in 2018 and 2017, respectively.
The weighted average grant date fair values were determined using the following assumptions:

	2019 Awards	2018 Awards	2017 Awards
Three-year risk-free interest rate (1)	2.6%	1.4%	0.9%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	33.8%	31.8%	31.2%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 25, 2018 and May 26, 2017 are as follows:

	Three Months Ended
Performance Units	May 25, 2018	May 26, 2017
Expense	$2.3	$1.6
Tax benefit	0.6	0.6
As of May 25, 2018, there was $2.9 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
The PSU activity for the three months ended May 25, 2018 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	688,600	$18.77
Granted	367,800	18.02
Nonvested as of May 25, 2018	1,056,400	$18.50
Restricted Stock Units
In Q1 2019, we awarded 698,668 restricted stock units ("RSUs") to certain employees. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 25, 2018 and May 26, 2017 are as follows:

	Three Months Ended
Restricted Stock Units	May 25, 2018	May 26, 2017
Expense	$6.7	$6.5
Tax benefit	1.8	2.4
As of May 25, 2018, there was $11.2 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The RSU activity for the three months ended May 25, 2018 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	1,789,775	$15.75
Granted	698,668	14.28
Vested	(20,428)	18.24
Forfeited	(12,367)	16.32
Nonvested as of May 25, 2018	2,455,648	$15.30

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ACQUISITIONS
On December 26, 2017, we acquired AMQ Solutions ("AMQ"), a California-based provider of height-adjustable desking, benching and seating for workstations in the open plan, collaborative environments and training rooms. In addition, we acquired certain assets of an affiliated company, Tricom Vision Limited. The total purchase price for the acquisition was $69.9, which was primarily funded by the liquidation of short-term investments. Up to an additional $5.0 is payable to the sellers contingent upon certain performance obligations being met over a two year period. This acquisition is expected to strengthen our reach within the industry by broadening our portfolio at lower price points. The goodwill resulting from the acquisition consists largely of economies of scale expected from integrating AMQ into our existing dealer network.
Tangible assets and liabilities were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. We have recorded $30.1 related to identifiable intangible assets, $31.5 to goodwill and approximately $12.5 related to working capital items such as accounts receivable, inventories and accounts payable. The entire amount recorded to goodwill is recorded in the Americas segment and is deductible for U.S. income tax purposes. Intangibles are principally related to dealer relationships which will be amortized over 11 years.
In Q1 2019, we recorded measurement period adjustments of $0.5 related to a decrease in net working capital and a decrease of $0.2 to the contingent liability payable to the sellers for certain liabilities existing prior to the opening balance sheet date. These adjustments increased goodwill by $0.3, and all amounts referenced above are inclusive of these measurement period adjustments.

11.	REPORTABLE SEGMENTS
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
We primarily review and evaluate operating income by segment in both our internal review processes and for our external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and COLI.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) for the three months ended May 25, 2018 and May 26, 2017 and total assets as of May 25, 2018 and February 23, 2018 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 25, 2018	May 26, 2017
Revenue
Americas	$535.8	$535.0
EMEA	137.4	113.1
Other	80.8	87.0
	$754.0	$735.1
Operating income (loss)
Americas	$29.7	$42.9
EMEA	(1.7)	(8.6)
Other	1.6	9.5
Corporate	(6.3)	(8.7)
	$23.3	$35.1

Reportable Segment Balance Sheet Data	May 25, 2018	February 23, 2018
Total assets
Americas	$986.1	$943.2
EMEA	295.1	300.3
Other	207.1	209.1
Corporate	266.9	406.6
	$1,755.2	$1,859.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SUBSEQUENT EVENT
On June 8, 2018, we announced the pending acquisition of Smith System Manufacturing Company (“Smith System”), a Texas-based manufacturer of high quality furniture for the preK-12 education market. The proposed transaction includes the purchase of all of the outstanding capital stock of Smith System for approximately $140 plus an adjustment for working capital in an all-cash transaction. An additional $5 will be funded to an escrow account, which is payable to the seller at the end of two years based on continued employment. We intend to fund the acquisition through a combination of domestic cash on hand and borrowings under our credit facility. The acquisition is expected to be completed during Q2 2019, subject to customary closing conditions and regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 23, 2018. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Non-GAAP Financial Measure
This item contains a non-GAAP financial measure. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of the non-GAAP financial measure to the most directly comparable GAAP financial measure.
The non-GAAP financial measure used is organic revenue growth (decline), which represents the change in revenue excluding estimated currency translation effects and the impacts of acquisitions and divestitures. This measure is presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 25, 2018		May 26, 2017
Revenue	$754.0	100.0%	$735.1	100.0%
Cost of sales	516.1	68.4	490.0	66.7
Gross profit	237.9	31.6	245.1	33.3
Operating expenses	214.6	28.5	210.0	28.5
Operating income	23.3	3.1	35.1	4.8
Interest expense	(4.4)	(0.5)	(4.3)	(0.6)
Investment income	1.0	0.1	0.4	0.1
Other income (expense), net	3.3	0.4	(2.8)	(0.4)
Income before income tax expense	23.2	3.1	28.4	3.9
Income tax expense	6.2	0.8	10.3	1.4
Net income	$17.0	2.3%	$18.1	2.5%
Earnings per share:
Basic	$0.14		$0.15
Diluted	$0.14		$0.15

Q1 2019 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q1 2018 revenue	$535.0	$113.1	$87.0	$735.1
Divestitures	(4.7)	(0.8)	—	(5.5)
Acquisition	8.8	—	—	8.8
Currency translation effects*	1.9	14.4	2.1	18.4
Q1 2018 revenue, adjusted	541.0	126.7	89.1	756.8
Q1 2019 revenue	535.8	137.4	80.8	754.0
Organic growth (decline) $	$(5.2)	$10.7	$(8.3)	$(2.8)
Organic growth (decline) %	(1)%	8%	(9)%	—%

* Currency translation effects represent the estimated net effect of translating Q1 2018 foreign currency revenues using the average exchange rates during Q1 2019.
Overview
In Q1 2019, we posted 3% revenue growth compared to the prior year, driven by 21% growth in EMEA, partially offset by a decline of 7% in the Other category compared to a strong prior year, while revenue in the Americas was flat compared to the prior year which included $20 from a very large project. Despite the revenue growth, operating income declined, primarily due to higher commodity costs globally, lower pricing and unfavorable shifts in business mix in the Americas.
We recorded net income of $17.0 and diluted earnings per share of $0.14 in Q1 2019 compared to net income of $18.1 and diluted earnings per share of $0.15 in Q1 2018. The Q1 2018 results reflected the net impact of annuitizing three small defined benefit plans which reduced diluted earnings per share by approximately $0.03. Operating income of $23.3 in Q1 2019 compared to operating income of $35.1 in Q1 2018. The Q1 2019 decline was driven by higher cost of sales as a percentage of revenue in the Americas and the Other category, and higher operating expenses in the Other category, partially offset by higher volume and lower cost of sales as a percentage of revenue in EMEA.
Revenue of $754.0 in Q1 2019 represented an increase of $18.9 compared to the prior year. After adjusting for $18.4 of favorable currency translation effects, an $8.8 impact of an acquisition and a $5.5 unfavorable impact due to divestitures, the organic revenue decline was $2.8 or approximately flat as a percentage of revenue compared to the prior year. On an organic basis, revenue in EMEA increased by 8%, while the Americas and the Other category declined by 1% and 9%, respectively, compared to the prior year.
Cost of sales as a percentage of revenue increased by 170 basis points to 68.4% of revenue in Q1 2019 compared to Q1 2018. The increase was driven primarily by a 230 basis point increase in the Americas, partially offset by a 250 basis point decrease in EMEA. The increase in the Americas was driven by higher commodity costs, lower pricing and unfavorable shifts in business mix. The decrease in EMEA was driven by higher absorption of fixed costs, benefits associated with cost reduction efforts and positive effects of changes in foreign currencies.
Operating expenses of $214.6 in Q1 2019 represented an increase of $4.6, or flat as a percentage of revenue, compared to the prior year. The increase was due to $4.9 of currency translation effects and $2.2 from an acquisition, net of divestitures, partially offset by lower expenses in a variety of areas.
Our effective tax rate in Q1 2019 was 26.7% compared to a Q1 2018 effective tax rate of 36.3%. The Q1 2019 rate was lower than the Q1 2018 rate due to impacts from the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 25, 2018	May 26, 2017
Interest expense	$(4.4)	$(4.3)
Investment income	1.0	0.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	3.4	3.0
Foreign exchange gains (losses)	0.1	(2.0)
Net periodic pension and post-retirement credit (expense), excluding service cost	0.9	(5.2)
Miscellaneous, net	(1.1)	1.4
Total other income, net	3.3	(2.8)
Total interest expense, investment income and other income, net	$(0.1)	$(6.7)
Net periodic pension and post-retirement credit (expense), excluding service cost in Q1 2018 includes charges related to the annuitization of three small defined benefit plans.
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

	Three Months Ended
Statement of Operations Data — Americas	May 25, 2018		May 26, 2017
Revenue	$535.8	100.0%	$535.0	100.0%
Cost of sales	363.6	67.9	350.8	65.6
Gross profit	172.2	32.1	184.2	34.4
Operating expenses	142.5	26.6	141.3	26.4
Operating income	$29.7	5.5%	$42.9	8.0%
Operating income in the Americas decreased by $13.2 in Q1 2019 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue.
The Americas revenue represented 71.1% of consolidated revenue in Q1 2019. Revenue for Q1 2019 was $535.8 compared to $535.0 in Q1 2018. Growth in continuing and marketing business was offset by declines in project business, which included $20 from a very large project in Q1 2018. After adjusting for $1.9 of favorable currency translation effects, an $8.8 impact of an acquisition and a $4.7 unfavorable impact due to a divestiture, the organic revenue decline in Q1 2019 was $5.2 or 1% compared to the prior year.
Cost of sales as a percentage of revenue increased 230 basis points in Q1 2019 compared to Q1 2018. The increase was driven by approximately $5 of higher commodity costs, lower pricing and unfavorable shifts in business mix. In response to rapid increases in steel prices and other commodity costs, we have implemented two list price adjustments over the past four months, but the benefits from such adjustments will be realized over time as we fulfill project business won at earlier levels and negotiate price increases in customer agreements.
Operating expenses in Q1 2019 increased by $1.2, or 20 basis points as a percentage of revenue, compared to the prior year. The increase was due to $2.4 from an acquisition, net of divestitures, partially offset by lower expenses in a variety of areas.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 25, 2018		May 26, 2017
Revenue	$137.4	100.0%	$113.1	100.0%
Cost of sales	99.3	72.3	84.6	74.8
Gross profit	38.1	27.7	28.5	25.2
Operating expenses	39.8	28.9	37.1	32.8
Operating loss	$(1.7)	(1.2)%	$(8.6)	(7.6)%
Operating results in EMEA improved significantly in Q1 2019 compared to the prior year. The improvement was driven by higher revenue and lower cost of sales as a percentage of revenue.
EMEA revenue represented 18.2% of consolidated revenue in Q1 2019. Revenue for Q1 2019 was $137.4 compared to $113.1 in Q1 2018. The increase in revenue was driven by $14.4 of favorable currency translation effects and higher revenue in Germany, Iberia and the United Kingdom, partially offset by a decline in the Middle East and France. After adjusting for the favorable currency translation effects and a $0.8 unfavorable impact due to divestitures, the organic revenue growth was $10.7 or 8%.
Cost of sales as a percentage of revenue decreased 250 basis points to 72.3% of revenue in Q1 2019 compared to the prior year. The decrease was driven by higher absorption of fixed costs, benefits associated with cost reduction efforts and positive effects of changes in foreign currencies.
Operating expenses in Q1 2019 increased by $2.7 compared to the prior year. The increase was driven primarily by $4.3 of unfavorable currency translation effects, partially offset by approximately $1 of lower variable compensation expense. Spending was otherwise relatively flat compared to the prior year.
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

	Three Months Ended
Statement of Operations Data — Other	May 25, 2018		May 26, 2017
Revenue	$80.8	100.0%	$87.0	100.0%
Cost of sales	53.2	65.8	54.6	62.8
Gross profit	27.6	34.2	32.4	37.2
Operating expenses	26.0	32.2	22.9	26.3
Operating income	$1.6	2.0%	$9.5	10.9%
Operating results in the Other category declined significantly in Q1 2019 compared to the prior year driven by Asia Pacific. Asia Pacific's operating results reflected lower revenue, the negative effects of foreign currency fluctuations, higher operating expenses as a result of continued investment in the region and an inventory reserve of approximately $0.8 in connection with a cancelled order.
Revenue in the Other category represented 10.7% of consolidated revenue in Q1 2019. Revenue in Q1 2019 decreased $6.2 or 7% compared to the prior year. The decrease was driven by a decline in Asia Pacific, which posted strong results in the prior year, partially offset by growth at PolyVision and Designtex.

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 25, 2018	May 26, 2017
Operating expenses	$6.3	$8.7
The decrease in operating expenses in Q1 2019 compared to the prior year was due to lower deferred compensation expense.
Liquidity and Capital Resources
Based on current business conditions, we target a range of $75 to $175 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility.

Liquidity Sources	May 25, 2018	February 23, 2018
Cash and cash equivalents	$134.9	$283.1
Company-owned life insurance	165.7	172.2
Availability under credit facilities	$151.2	$152.2
Total liquidity	$451.8	$607.5
As of May 25, 2018, we held a total of $134.9 in cash and cash equivalents. Of that total, approximately 56% was located in the U.S. and the remaining 44% was located outside of the U.S., primarily in Mexico, China, the United Kingdom and France. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our condensed consolidated statements of cash flows for the three months ended May 25, 2018 and May 26, 2017:

	Three Months Ended
Cash Flow Data	May 25, 2018	May 26, 2017
Net cash provided by (used in):
Operating activities	$(117.7)	$(50.5)
Investing activities	(7.9)	18.7
Financing activities	(20.4)	(22.2)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.8
Net decrease in cash, cash equivalents and restricted cash	(147.3)	(53.2)
Cash, cash equivalents and restricted cash, beginning of period	285.6	199.6
Cash, cash equivalents and restricted cash, end of period	$138.3	$146.4
Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 25, 2018	May 26, 2017
Net income	$17.0	$18.1
Depreciation and amortization	17.5	15.4
Non-cash stock compensation	9.2	8.4
Other	(4.5)	8.5
Changes in accounts receivable, inventories and accounts payable	(40.8)	(19.0)
Changes in employee compensation liabilities	(75.4)	(85.5)
Employee benefit obligations	(26.6)	(21.7)
Changes in other operating assets and liabilities	(14.1)	25.3
Net cash used in operating activities	$(117.7)	$(50.5)
The increased use of working capital was driven primarily by increases in accounts receivable due to increased revenue and a mix shift to direct-sell customers which have longer payment terms. Inventory also increased to support a significant number of new product launches, some of which include long distance supply chains. Changes in other operating assets and liabilities were primarily driven by the timing of customer deposits for project business (which decreased in the current year compared to an increase in the prior year) and VAT recoveries recorded in Q1 2018.
Cash provided by (used in) investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 25, 2018	May 26, 2017
Capital expenditures	$(15.8)	$(16.8)
Purchases of investments	—	(19.4)
Liquidations of investments	—	55.5
Other	7.9	(0.6)
Net cash provided by (used in) investing activities	$(7.9)	$18.7
Capital expenditures in Q1 2019 included investments in our global manufacturing operations, showrooms and product development.
In Q1 2019, we did not hold any short-term investments. Other cash provided by investing activities in Q1 2019 includes proceeds for death benefits under our COLI policies.

Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 25, 2018	May 26, 2017
Dividends paid	$(16.3)	$(15.7)
Common stock repurchases	(3.4)	(5.8)
Net borrowings and repayments of debt	(0.7)	(0.7)
Net cash used in financing activities	$(20.4)	$(22.2)
We paid dividends of $0.135 per common share in Q1 2019 and $0.1275 per common share in Q1 2018.
We made common stock repurchases of 236,102 and 358,431 in Q1 2019 and Q1 2018, respectively, all of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of the Incentive Compensation Plan.
As of the end of Q1 2019, we had $99.2 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q1 2019, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2019, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 25, 2018 were:

Liquidity Facilities	May 25, 2018
Global committed bank facility	$125.0
Various uncommitted lines	26.2
Total credit lines available	151.2
Less: Borrowings outstanding	—
Available capacity	$151.2
We have a $125 global committed five-year bank facility which was entered into in Q3 2017. As of May 25, 2018, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no outstanding borrowings under the uncommitted facilities as of May 25, 2018.
In addition, we have credit agreements totaling $37.4 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees totaling $6.8 were outstanding under such facilities as of May 25, 2018. There were no draws on our standby letters of credit during Q1 2019.
Total consolidated debt as of May 25, 2018 was $294.3. Our debt primarily consists of $249.1 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of May 25, 2018 of $44.7. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured and the term loan is secured by two of our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.

Liquidity Outlook
Our current cash and cash equivalents, funds available under our credit facilities, funds available from COLI and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs. In addition, we have flexibility over significant uses of cash including our capital expenditures, growth strategies and discretionary operating expenses.
Our significant funding requirements include a pending acquisition, operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We intend to fund the pending acquisition of Smith System Manufacturing Company for approximately $145, plus an adjustment for working capital, through a combination of domestic cash on hand and borrowings under our credit facility.
We currently expect capital expenditures to approximate $80 to $90 in 2019 compared to $88 in 2018. This amount includes investments in manufacturing operations, product development and our customer-facing facilities. We closely manage capital spending to ensure we are making investments that we believe will sustain our business and preserve our ability to introduce innovative new products.
On June 20, 2018, we announced a quarterly dividend on our common stock of $0.135 per share, or approximately $16.1, to be paid in Q2 2019. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2019, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 25, 2018 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 23, 2018. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2019, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2019, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2019, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2019, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 25, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 25, 2018, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
2/24/2018 - 3/30/2018	235,582	$14.49	—	$99.2
3/31/2018 - 4/27/2018	—	$—	—	$99.2
4/28/2018 - 5/25/2018	520	$13.50	—	$99.2
Total	236,102	(2)	—
_______________________________________

(1)	In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date.

(2)	All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 22, 2018

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