Form 10-Q
period 2018-08-24
STEELCASE INC
filed 2018-09-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 19, 2018, Steelcase Inc. had 86,340,374 shares of Class A Common Stock and 30,360,912 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Revenue	$875.8	$775.6	$1,629.8	$1,510.7
Cost of sales	587.2	518.3	1,103.3	1,008.3
Gross profit	288.6	257.3	526.5	502.4
Operating expenses	220.7	205.1	435.3	415.1
Operating income	67.9	52.2	91.2	87.3
Interest expense	(4.9)	(4.4)	(9.3)	(8.7)
Investment income	0.5	0.4	1.5	0.8
Other income (expense), net	3.7	2.5	7.0	(0.3)
Income before income tax expense	67.2	50.7	90.4	79.1
Income tax expense	18.1	13.8	24.3	24.1
Net income	$49.1	$36.9	$66.1	$55.0
Earnings per share:
Basic	$0.41	$0.31	$0.56	$0.46
Diluted	$0.41	$0.31	$0.56	$0.46
Dividends declared and paid per common share	$0.1350	$0.1275	$0.2700	$0.2550

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Net income	$49.1	$36.9	$66.1	$55.0
Other comprehensive income (loss), net:
Unrealized gain on investments	0.2	0.3	0.3	0.3
Pension and other post-retirement liability adjustments	(0.8)	(1.3)	(1.6)	1.5
Foreign currency translation adjustments	(6.4)	8.8	(18.6)	20.3
Total other comprehensive income (loss), net	(7.0)	7.8	(19.9)	22.1
Comprehensive income	$42.1	$44.7	46.2	77.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 24, 2018	February 23, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45.7	$283.1
Accounts receivable, net of allowances of $11.7 and $11.1	409.7	300.3
Inventories	232.3	184.6
Prepaid expenses	22.0	19.2
Assets held for sale	12.6	13.4
Other current assets	47.4	53.3
Total current assets	769.7	853.9
Property, plant and equipment, net of accumulated depreciation of $1,005.7 and $998.1	437.8	435.1
Company-owned life insurance ("COLI")	157.1	172.2
Deferred income taxes	130.3	135.4
Goodwill	217.6	138.2
Other intangible assets, net of accumulated amortization of $49.0 and $44.6	84.4	45.6
Investments in unconsolidated affiliates	52.5	48.4
Other assets	35.4	30.4
Total assets	$1,884.8	$1,859.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269.3	$223.1
Short-term borrowings and current maturities of long-term debt	13.0	2.8
Accrued expenses:
Employee compensation	114.0	145.0
Employee benefit plan obligations	27.4	39.2
Accrued promotions	30.1	25.5
Customer deposits	22.7	28.2
Product warranties	15.5	18.1
Other	81.6	72.8
Total current liabilities	573.6	554.7
Long-term liabilities:
Long-term debt less current maturities	290.9	292.2
Employee benefit plan obligations	123.1	130.8
Other long-term liabilities	58.4	68.2
Total long-term liabilities	472.4	491.2
Total liabilities	1,046.0	1,045.9
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	16.2	4.6
Accumulated other comprehensive loss	(30.2)	(10.3)
Retained earnings	852.8	819.0
Total shareholders’ equity	838.8	813.3
Total liabilities and shareholders’ equity	$1,884.8	$1,859.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 24, 2018	August 25, 2017
OPERATING ACTIVITIES
Net income	$66.1	$55.0
Depreciation and amortization	38.7	31.2
Non-cash stock compensation	12.9	11.7
Equity in income of unconsolidated affiliates	(6.8)	(5.4)
Dividends received from unconsolidated affiliates	7.1	6.1
Other	(11.2)	(6.3)
Changes in operating assets and liabilities:
Accounts receivable	(99.8)	(25.2)
Inventories	(38.0)	(7.2)
Other assets	6.7	19.3
Accounts payable	45.6	2.8
Employee compensation liabilities	(40.1)	(59.2)
Employee benefit obligations	(18.7)	(15.7)
Accrued expenses and other liabilities	(0.8)	15.2
Net cash provided by (used in) operating activities	(38.3)	22.3
INVESTING ACTIVITIES
Capital expenditures	(41.5)	(36.6)
Purchases of investments	—	(52.1)
Liquidations of investments	—	60.7
Proceeds from COLI policies	20.7	2.4
Acquisitions, net of cash acquired	(149.5)	—
Other	1.9	7.4
Net cash used in investing activities	(168.4)	(18.2)
FINANCING ACTIVITIES
Dividends paid	(32.3)	(30.9)
Common stock repurchases	(3.5)	(33.1)
Borrowings on lines of credit	76.9	—
Repayments on lines of credit	(66.7)	—
Repayment of long-term debt	(1.3)	(1.3)
Net cash used in financing activities	(26.9)	(65.3)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	3.4
Net decrease in cash, cash equivalents and restricted cash	(236.4)	(57.8)
Cash, cash equivalents and restricted cash, beginning of period (1)	285.6	199.6
Cash, cash equivalents and restricted cash, end of period (2)	$49.2	$141.8
_______________________________________

(1)
These amounts include restricted cash of $2.5 as of February 23, 2018 and February 24, 2017, which primarily represents funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other Assets in the Condensed Consolidated Balance Sheets.

(2)
These amounts include restricted cash of $3.5 and $2.5 as of August 24, 2018 and August 25, 2017, respectively, which primarily represents funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other Assets in the Condensed Consolidated Balance Sheets.

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
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income ("OCI") expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of the new lease standard. The amendments in this ASU address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We expect the adoption of the issued lease guidance will result in an increase in the assets and liabilities on our Consolidated Balance Sheets, and we are currently evaluating the extent of this increase.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. We adopted the updated guidance in Q1 2019 using the modified retrospective method, which did not have a material impact on the consolidated financial statements except for enhanced disclosures. All necessary changes required by the new standard, including those related to our accounting policies, controls and disclosures, have been identified and implemented as of the beginning of 2019. See Note 3 for additional information.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	REVENUE

Accounting Policies
Our revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when control, consisting of the rights and obligations associated with the sale, passes to the purchaser. For sales to our dealers, this typically occurs when product is shipped. In cases where we sell directly to customers, control is typically transferred upon delivery. Service revenue is recognized when the services have been rendered.
We account for shipping and handling activities as fulfillment activities even if those activities are performed after the control of the good has been transferred. We expense shipping and handling costs at the time revenue is recognized.
Revenue does not include sales tax or any other taxes assessed by a governmental authority that are imposed on and concurrent with a specific sale, such as use, excise, value-added, and franchise taxes (collectively referred to as consumption taxes). We consider ourselves a pass-through entity for collecting and remitting these consumption taxes.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Americas
Systems and storage	$311.0	$290.0	$569.0	$554.5
Seating	188.0	192.2	345.9	344.9
Other (1)	155.1	86.3	275.0	204.1
EMEA
Systems and storage	61.9	52.1	124.7	104.4
Seating	44.1	39.5	88.3	76.8
Other (1)	27.2	26.6	57.6	50.1
Other
Systems and storage	20.1	20.6	27.8	34.9
Seating	30.3	28.7	41.5	42.2
Other (1)	38.1	39.6	100.0	98.8
	$875.8	$775.6	$1,629.8	$1,510.7
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
United States	$582.8	$474.0	$1,054.1	$955.0
Foreign locations	293.0	301.6	575.7	555.7
	$875.8	$775.6	$1,629.8	$1,510.7

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the six months ended August 24, 2018 are as follows:

Customer Deposits
Balance as of February 23, 2018	$28.2
Increases due to deposits received, net of other adjustments	19.6
Revenue recognized	(25.1)
Balance as of August 24, 2018	$22.7
Practical Expedients Elected
Our sales contracts are typically less than one year in length and do not have significant financing components. Therefore, we elected to apply the following practical expedients:

•	We recognize the incremental costs to obtain a contract as an expense when incurred.

•	We recognize the promised amount of consideration without adjusting for any significant financing components.
These elections had no effect on our financial statements.

4.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Net income	$49.1	$36.9	$66.1	$55.0
Adjustment for earnings attributable to participating securities	(1.0)	(0.7)	(1.3)	(1.0)
Net income used in calculating earnings per share	$48.1	$36.2	$64.8	$54.0
Weighted-average common shares outstanding including participating securities (in millions)	119.2	119.7	119.0	119.8
Adjustment for participating securities (in millions)	(2.5)	(2.4)	(2.3)	(2.2)
Shares used in calculating basic earnings per share (in millions)	116.7	117.3	116.7	117.6
Effect of dilutive stock-based compensation (in millions)	—	0.2	—	0.2
Shares used in calculating diluted earnings per share (in millions)	116.7	117.5	116.7	117.8
Earnings per share:
Basic	$0.41	$0.31	$0.56	$0.46
Diluted	$0.41	$0.31	$0.56	$0.46
Total common shares outstanding at period end (in millions)	116.7	116.0	116.7	116.0

Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.5	0.5	0.5	0.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 24, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of May 25, 2018	$(0.2)	$13.9	$(36.9)	$(23.2)
Other comprehensive income (loss) before reclassifications	0.2	0.3	(6.5)	(6.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	0.1	(1.0)
Net current period other comprehensive income (loss)	0.2	(0.8)	(6.4)	(7.0)
Balance as of August 24, 2018	$—	$13.1	$(43.3)	$(30.2)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 24, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 23, 2018	$(0.3)	$14.7	$(24.7)	$(10.3)
Other comprehensive income (loss) before reclassifications	0.3	0.7	(18.7)	(17.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.3)	0.1	(2.2)
Net current period other comprehensive income (loss)	0.3	(1.6)	(18.6)	(19.9)
Balance as of August 24, 2018	$—	$13.1	$(43.3)	$(30.2)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 24, 2018 and August 25, 2017:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains) (1)	(0.8)	(0.8)	(1.7)	(1.6)	Other income (expense), net
Prior service cost (credit) (1)	(0.6)	(1.7)	(1.2)	(3.5)	Other income (expense), net
Settlements - Actuarial losses (gains) (1)	—	—	—	7.1	Other income (expense), net
Foreign currency translation	0.1	—	0.1	—	Other income (expense), net
	0.3	1.0	0.6	(0.2)	Income tax expense
Total reclassifications	$(1.0)	$(1.5)	$(2.2)	$1.8	Net income
_____________________________________

(1)	Reclassified from Cost of sales and Operating expenses to Other income (expense), net as a result of the adoption of ASU 2017-07.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets.
Our total debt is carried at cost and was $303.9 and $295.0 as of August 24, 2018 and February 23, 2018, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $320 and $316 as of August 24, 2018 and February 23, 2018, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of August 24, 2018 and February 23, 2018 are summarized below:

	August 24, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$45.7	$—	$—	$45.7
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	4.5	—	4.5
Auction rate securities	—	—	3.8	3.8
	$49.2	$4.5	$3.8	$57.5
Liabilities:
Foreign exchange forward contracts	—	(0.4)	—	(0.4)
	$—	$(0.4)	$—	$(0.4)

	February 23, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$283.1	$—	$—	$283.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	3.5	3.5
	$285.6	$2.1	$3.5	$291.2
Liabilities:
Foreign exchange forward contracts	—	(1.4)	—	(1.4)
	$—	$(1.4)	$—	$(1.4)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 24, 2018:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 23, 2018	$3.5
Unrealized gain on investments	0.3
Balance as of August 24, 2018	$3.8

7.	INVENTORIES

Inventories	August 24, 2018	February 23, 2018
Raw materials and work-in-process	$114.8	$98.3
Finished goods	138.1	105.3
	252.9	203.6
Revaluation to LIFO	20.6	19.0
	$232.3	$184.6
The portion of inventories determined by the LIFO method was $93.5 and $76.3 as of August 24, 2018 and February 23, 2018, respectively.

8.	SHORT-TERM BORROWINGS
On July 12, 2018, we amended our $125 global committed bank facility, which expires in 2022. The amendment increased the aggregate unsecured revolving loan commitment under the credit agreement to $200, and we retained the ability to further increase the aggregate commitment under the facility by up to $75, by obtaining at least one commitment from one or more lenders.  As of August 24, 2018, our total borrowings under the facility were $8.3. Current outstanding borrowings under the facility have an effective interest rate of 3.0%.
We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:

•	the Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months; or

•
for floating rate loans (as defined in the credit agreement), the greatest of the prime rate, the Federal funds effective rate plus 0.5%, and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

Up to $25 of the aggregate commitment can be borrowed under a swing line provision, at an agreed upon rate between the borrower and the swing line lender.
The facility continues to require us to satisfy two financial covenants:

•
A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness, minus the amount, if any, of unrestricted cash in excess of $25, to (y) trailing four quarter adjusted EBITDA and is required to be less than 3:1. In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 3.25:1 for four consecutive quarters.

•
A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter adjusted EBITDA to (z) trailing four quarter interest expense and is required to be no less than 3.5:1.

The facility does not include any restrictions on cash dividend payments or share repurchases.  As of August 24, 2018, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES
In Q4 2018, the U.S. government enacted the Tax Act, which was effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code that affect 2018 and future periods. The following is a summary of the key corporate income tax provisions of the Tax Act:

•	reduced the U.S. federal corporate income tax rate from 35% to 21%,

•	implemented a one-time tax on the deemed repatriation of undistributed non-U.S. subsidiary earnings and generally eliminated U.S. federal corporate income taxes on dividends from foreign subsidiaries,

•	included global intangible low-taxed income ("GILTI") provisions, which impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations, and

•
included base-erosion and anti-abuse tax provisions, which eliminate the deduction of certain base-erosion payments made to related foreign corporations, and imposed a minimum tax if greater than regular tax.

As of August 24, 2018, the amounts we have recorded for the Tax Act remain provisional for the deemed repatriation tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These amounts may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions.
As of August 24, 2018, we were unable to reasonably estimate, and therefore have not recorded, deferred taxes with respect to the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes on basis differences that are expected to affect the amount of GILTI inclusions upon reversal or to record the impact of the GILTI tax in the period in which that tax is incurred.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SHARE-BASED COMPENSATION
Performance Units
During the six months ended August 24, 2018, we awarded 183,900 performance units ("PSUs") to certain key employees. The PSUs awarded are earned after a three-year performance period, from 2019 through 2021, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 367,800. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $18.02 per unit for these PSUs, compared to $21.76 and $16.33 per unit for similar PSUs granted in 2018 and 2017, respectively.
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 24, 2018 and August 25, 2017 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Expense	$1.2	$0.9	$3.5	$2.5
Tax benefit	0.4	0.3	1.0	0.9
As of August 24, 2018, there was $1.6 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
The PSU activity for the six months ended August 24, 2018 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	688,600	$18.77
Granted	367,800	18.02
Nonvested as of August 24, 2018	1,056,400	$18.50
Restricted Stock Units
During the six months ended August 24, 2018, we awarded 717,804 restricted stock units ("RSUs") to certain employees. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 24, 2018 and August 25, 2017 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Expense	$2.3	$2.2	$9.0	$8.8
Tax benefit	0.6	0.8	2.4	3.2
As of August 24, 2018, there was $9.0 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the six months ended August 24, 2018 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	1,789,775	$15.75
Granted	717,804	14.28
Vested	(20,428)	18.24
Forfeited	(22,389)	15.73
Nonvested as of August 24, 2018	2,464,762	$15.30

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	ACQUISITIONS
Smith System
On July 12, 2018, we acquired Smith System Manufacturing Company ("Smith System"), a Texas-based manufacturer of high quality furniture for the pre-K-12 education market. The total purchase price for the acquisition was $140.0, payable in cash, plus a net adjustment for working capital of $8.4. In addition, we funded $5.0 to a third-party escrow account, which is payable to the seller at the end of two years based on continued employment. The acquisition was funded through a combination of domestic cash on-hand and short-term borrowings under our global credit facility.
Smith System is an industry leader in the U.S. pre-K-12 education market. The acquisition is expected to advance our growth strategy in the education and office markets particularly as it relates to collaborative spaces. The synergies between our existing education brand and the Smith portfolio are expected to be realized as we offer their products to our existing dealer network and expand the business internationally.
Tangible assets and liabilities of Smith System were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $44.1 related to identifiable intangible assets, $79.3 related to goodwill and $25.0 related to tangible assets, mainly consisting of working capital items such as accounts receivable, inventory and current liabilities. The entire amount recorded to goodwill is deductible for U.S. income tax purposes and is recorded in the Americas segment. Intangible assets are principally related to internally-developed know-how and designs, dealer relationships and the Smith System trade name, which will be amortized over periods ranging between 9 to 11 years.
The purchase price allocation for the Smith System acquisition was incomplete as of August 24, 2018. We are still evaluating certain working capital adjustments, as well as the reporting unit to which the goodwill resulting from the Smith System acquisition will be allocated for future impairment testing purposes.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Weighted Average Useful Life (Years)	Fair Value

Know-how/designs	9.0	$16.0
Dealer relationships	11.0	12.0
Trademark	9.0	12.0
Other	0.9	4.1
		$44.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2019	$5.9
2020	4.8
2021	4.4
2022	4.2
2023	4.2
$23.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMQ
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
Tangible assets and liabilities of AMQ were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $30.1 related to identifiable intangible assets, $31.5 to goodwill and approximately $12.5 related to working capital items such as accounts receivable, inventories and accounts payable. The entire amount recorded to goodwill is recorded in the Americas segment and is deductible for U.S. income tax purposes. Intangibles are principally related to dealer relationships which will be amortized over 11 years.
In Q1 2019, we recorded measurement period adjustments of $0.5 related to a decrease in net working capital and a decrease of $0.2 to the contingent liability payable to the sellers for certain liabilities existing prior to the opening balance sheet date. These adjustments increased goodwill by $0.3, and all amounts referenced above are inclusive of these measurement period adjustments. No measurement period adjustments were recorded in Q2 2019.
The purchase price allocation for the AMQ acquisition was incomplete as of August 24, 2018. We are still evaluating certain working capital adjustments, as well as the reporting unit to which the goodwill resulting from the AMQ acquisition will be allocated for future impairment testing purposes.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Weighted Average Useful Life (Years)	Fair Value

Dealer relationships	11.0	$25.5
Trademark	9.0	1.3
Other	4.6	3.3
		$30.1
The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2019	$3.2
2020	3.1
2021	3.0
2022	3.0
2023	3.0
$15.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System, and AMQ brands.
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
Revenue and operating income (loss) for the three and six months ended August 24, 2018 and August 25, 2017 and total assets as of August 24, 2018 and February 23, 2018 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Revenue
Americas	$654.1	$568.5	$1,189.9	$1,103.5
EMEA	133.2	118.2	270.6	231.3
Other	88.5	88.9	169.3	175.9
	$875.8	$775.6	$1,629.8	$1,510.7
Operating income (loss)
Americas	$77.2	$55.5	$106.9	$98.4
EMEA	(6.0)	(3.6)	(7.7)	(12.2)
Other	4.8	6.8	6.4	16.3
Corporate	(8.1)	(6.5)	(14.4)	(15.2)
	$67.9	$52.2	$91.2	$87.3

Reportable Segment Balance Sheet Data	August 24, 2018	February 23, 2018
Total assets
Americas	$1,179.3	$943.2
EMEA	288.7	300.3
Other	215.9	209.1
Corporate	200.9	406.6
	$1,884.8	$1,859.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUBSEQUENT EVENTS
On September 19, 2018, we acquired Orangebox Group Limited ("Orangebox"), a U.K.-based manufacturer of task seating, privacy solutions and collaborative furniture. The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.1 in an all-cash transaction. An additional $3.9 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility.
On September 19, 2018, we borrowed $79.0 under our global committed bank facility to fund the acquisition of Orangebox. The amount borrowed is subject to an initial rate of interest equal to 3.3% per annum.

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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 24, 2018		August 25, 2017		August 24, 2018		August 25, 2017
Revenue	$875.8	100.0%	$775.6	100.0%	$1,629.8	100.0%	$1,510.7	100.0%
Cost of sales	587.2	67.0	518.3	66.8	1,103.3	67.7	1,008.3	66.7
Gross profit	288.6	33.0	257.3	33.2	526.5	32.3	502.4	33.3
Operating expenses	220.7	25.2	205.1	26.5	435.3	26.7	415.1	27.5
Operating income	67.9	7.8	52.2	6.7	91.2	5.6	87.3	5.8
Interest expense	(4.9)	(0.6)	(4.4)	(0.6)	(9.3)	(0.6)	(8.7)	(0.7)
Investment income	0.5	0.1	0.4	0.1	1.5	0.1	0.8	0.1
Other income (expense), net	3.7	0.4	2.5	0.3	7.0	0.4	(0.3)	—
Income before income tax expense	67.2	7.7	50.7	6.5	90.4	5.5	79.1	5.2
Income tax expense	18.1	2.1	13.8	1.7	24.3	1.4	24.1	1.6
Net income	$49.1	5.6%	$36.9	4.8%	$66.1	4.1%	$55.0	3.6%
Earnings per share:
Basic	$0.41		$0.31		$0.56		$0.46
Diluted	$0.41		$0.31		$0.56		$0.46

Q2 2019 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q2 2018 revenue	$568.5	$118.2	$88.9	$775.6
Acquisitions	38.5	—	—	38.5
Divestitures	(5.3)	(0.5)	—	(5.8)
Currency translation effects*	(0.4)	2.0	(0.8)	0.8
Q2 2018 revenue, adjusted	601.3	119.7	88.1	809.1
Q2 2019 revenue	654.1	133.2	88.5	875.8
Organic growth $	$52.8	$13.5	$0.4	$66.7
Organic growth %	9%	11%	—%	8%

* Currency translation effects represent the estimated net effect of translating Q2 2018 foreign currency revenues using the average exchange rates during Q2 2019.

Year-to-Date 2019 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2018 revenue	$1,103.5	$231.3	$175.9	$1,510.7
Acquisitions	47.4	—	—	47.4
Divestitures	(9.9)	(1.2)	—	(11.1)
Currency translation effects*	1.2	16.5	1.4	19.1
Year-to-date 2018 revenue, adjusted	1,142.2	246.6	177.3	1,566.1
Year-to-date 2019 revenue	1,189.9	270.6	169.3	1,629.8
Organic growth (decline) $	$47.7	$24.0	$(8.0)	$63.7
Organic growth (decline) %	4%	10%	(5)%	4%

* Currency translation effects represent the estimated net effect of translating year-to-date 2018 foreign currency revenues using the average exchange rates during year-to-date 2019.
Overview
In Q2 2019, we reported strong earnings growth compared to the prior year, driven by strong revenue growth and relatively flat spending as a percentage of revenue. Revenue grew by 13% compared to the prior year, driven by revenue from the acquisitions of Smith System and AMQ and organic revenue growth in the Americas and EMEA, which included increased project business from both large and small customers. In the Americas, our order growth outpaced the industry in the trailing six months ended in July, and order backlog in the Americas and EMEA were up 11% and 34%, respectively, at the end of the quarter compared to the prior year. Higher commodity and freight costs were mostly offset by the benefits of pricing actions but had a negative impact on our gross margin, and we experienced unfavorable shifts in business mix during the second quarter.
Q2 2019 Compared to Q2 2018
We recorded net income of $49.1 and diluted earnings per share of $0.41 in Q2 2019. In the prior year, we recorded net income of $36.9 and diluted earnings per share of $0.31. Operating income of $67.9 in Q2 2019 represented an increase of $15.7, or 110 basis points as a percentage of revenue, compared to the prior year driven by the Americas. The improvement in the Americas was driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
Revenue of $875.8 in Q2 2019 represented an increase of $100.2 or 13% compared to the prior year. Smith System and AMQ, net of divestitures, represented $45.5 of the increase, with the remaining growth driven by strong project business from both large and small customers in the Americas and EMEA. Revenue grew by 15% in the Americas and 13% in EMEA, while the Other category was approximately flat compared to a strong prior year. After adjusting for a $38.5 impact of acquisitions, a $5.8 unfavorable impact of divestitures and $0.8 of favorable currency translation effects, organic revenue growth was $66.7 or approximately 8% compared to the prior year. On an organic basis, revenue growth was 9% in the Americas and 11% in EMEA.

Cost of sales as a percentage of revenue increased by 20 basis points to 67.0% of revenue in Q2 2019 compared to Q2 2018. The increase was driven primarily by a 30 basis point increase in the Americas and a 20 basis point increase in EMEA, partially offset by a 110 basis point decrease in the Other category. In the Americas, approximately $10 of higher commodity and freight costs were mostly offset by benefits from pricing actions but had an unfavorable net impact of approximately 70 basis points on cost of sales as a percentage of revenue. The Americas results also reflected unfavorable shifts in business mix, which were more than offset by higher absorption of fixed costs, and warranty and workers' compensation costs that were $4.3 lower than the prior year. Favorable impacts from the acquisition of Smith System, which realizes a majority of their revenue during the summer months, were largely offset by the initial effects of purchase accounting. The increase in EMEA was driven by unfavorable shifts in business mix and negative effects of changes in foreign currencies, partially offset by higher absorption of fixed costs. The decrease in the Other category was driven by higher absorption of fixed costs.
Operating expenses of $220.7 in Q2 2019 represented an increase of $15.6, but declined as a percentage of revenue compared to the prior year. The increase was due to $9.7 from acquisitions, net of divestitures (including $4.2 of amortization expense) and $7.9 of higher variable compensation expense, partially offset by $3.5 of higher property gains ($7.5 in the Americas in the current year compared to $4.0 in EMEA in the prior year). Operating expenses as a percentage of sales improved by 130 basis points compared to the prior year.
Our effective tax rate in Q2 2019 was 26.9% compared to a Q2 2018 effective tax rate of 27.2%. The Q2 2019 rate reflected the impact of tax reform in the U.S. The Q2 2018 rate was lower than the federal statutory rate due to a $3.9 favorable tax adjustment.
Year-to-Date 2019 Compared to Year-to-Date 2018
We recorded year-to-date 2019 net income of $66.1 and diluted earnings per share of $0.56, compared to year-to-date 2018 net income of $55.0 and diluted earnings per share of $0.46. The year-to-date 2018 results included the net impact of the annuitization of three small defined benefit plans, which reduced diluted earnings per share by $0.03. Year-to-date 2019 operating income increased $3.9 to $91.2 compared to the prior year. The increase was driven by the same factors as the quarter.
Year-to-date 2019 revenue of $1,629.8 represented an increase of $119.1 or 8% compared to year-to-date 2018. The increase was driven by 8% growth in the Americas and 17% growth in EMEA, partially offset by a 4% decline in the Other category, which compared to a strong prior year. Smith System and AMQ, net of divestitures, represented $51.1 of the increase, with the remaining growth driven by strong project business from both large and small customers in the Americas and EMEA. After adjusting for a $47.4 impact of acquisitions, an $11.1 unfavorable impact of divestitures and $19.1 of favorable currency translation effects, organic revenue growth was $63.7 or 4%. On an organic basis, revenue increased by 4% in the Americas and 10% in EMEA, partially offset by a 5% decline in the Other category.
Cost of sales increased by 100 basis points to 67.7% of revenue in year-to-date 2019 compared to year-to-date 2018. The increase was due to a 120 basis point increase in the Americas and a 100 basis point increase in the Other category, partially offset by an improvement of 120 basis points in EMEA. The increase in the Americas was driven by approximately $15 of higher commodity and freight costs and unfavorable shifts in business mix, partially offset by the benefits of pricing actions, $3.9 of lower warranty costs compared to the prior year and higher absorption of fixed costs. Favorable impacts from the acquisition of Smith System, which realizes a majority of their revenue during the summer months, were largely offset by the initial effects of purchase accounting. The improvement in EMEA was driven by higher absorption of fixed costs and benefits associated with cost reduction efforts, partially offset by unfavorable shifts in business mix. The increase in the Other category was driven primarily by an increase in inventory reserves.
Operating expenses of $435.3 in year-to-date 2019 represented an increase of $20.2 or a decline of 80 basis points as a percentage of revenue compared to the prior year. The increase was driven primarily by $11.9 from acquisitions, net of divestitures (including $5.1 of amortization expense), $6.1 of higher variable compensation expense and $4.2 of unfavorable currency translation effects, partially offset by $3.5 of higher property gains.
Our year-to-date 2019 effective tax rate was 26.9% compared to a year-to-date 2018 effective tax rate of 30.5%. The rates were driven by the same factors as the quarter.

Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Interest expense	$(4.9)	$(4.4)	$(9.3)	$(8.7)
Investment income	0.5	0.4	1.5	0.8
Other income (expense), net:
Equity in income of unconsolidated affiliates	3.4	2.6	6.8	5.6
Foreign exchange gains (losses)	0.4	(0.2)	0.5	(2.2)
Net periodic pension and post-retirement credit (expense), excluding service cost	1.0	2.0	1.9	(3.2)
Miscellaneous, net	(1.1)	(1.9)	(2.2)	(0.5)
Total other income (expense), net	3.7	2.5	7.0	(0.3)
Total interest expense, investment income and other income (expense), net	$(0.7)	$(1.5)	$(0.8)	$(8.2)
Net periodic pension and post-retirement credit (expense), excluding service cost in year-to-date 2018 includes charges related to the annuitization of three small defined benefit plans in Q1 2018.
Business Segment Review
See Note 9 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System and AMQ brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 24, 2018		August 25, 2017		August 24, 2018		August 25, 2017
Revenue	$654.1	100.0%	$568.5	100.0%	$1,189.9	100.0%	$1,103.5	100.0%
Cost of sales	432.6	66.1	373.8	65.8	796.2	66.9	724.6	65.7
Gross profit	221.5	33.9	194.7	34.2	393.7	33.1	378.9	34.3
Operating expenses	144.3	22.1	139.2	24.4	286.8	24.1	280.5	25.4
Operating income	$77.2	11.8%	$55.5	9.8%	$106.9	9.0%	$98.4	8.9%
Operating income in the Americas increased by $21.7 and $8.5, or 200 basis points and 10 basis points as a percentage of revenue, in Q2 2019 and year-to-date 2019, respectively, compared to the prior year. The increases were driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
The Americas revenue represented 74.7% of consolidated revenue in Q2 2019. Q2 2019 revenue of $654.1 represented an increase of $85.6 or 15%, compared to the prior year. Smith System and AMQ net of a small divestiture, represented $46.0 of the increase, with the remaining growth driven by strong project business from both large and small customers and benefits from recent pricing actions. After adjusting for a $38.5 impact of acquisitions, a $5.3 unfavorable impact of a divestiture, and $0.4 of unfavorable currency translation effects, organic revenue growth in Q2 2019 was $52.8 or 9% compared to the prior year.
Year-to-date 2019 revenue of $1,189.9 represented an increase of $86.4 or 8% compared to year-to-date 2018. Smith System and AMQ, net of a small divestiture, represented $52.3 of the increase, and growth from continuing agreements and marketing programs was partially offset by a decline in project business, which included $20 from a very large project in Q1 2018. After adjusting for a $47.4 impact due to acquisitions, a $9.9 unfavorable impact due to a divestiture and $1.2 of favorable currency translation effects, year-to-date 2019 organic revenue growth was $47.7 or 4% compared to the prior year.

Cost of sales as a percentage of revenue increased by 30 basis points in Q2 2019 compared to Q2 2018. Higher commodity and freight costs of approximately $10 were mostly offset by benefits from pricing actions but had an unfavorable net impact of approximately 70 basis points on cost of sales as a percentage of revenue. The Americas results also reflected unfavorable shifts in business mix, which were more than offset by higher absorption of fixed costs, and warranty and workers' compensation costs that were $4.3 lower than the prior year. Favorable impacts from the acquisition of Smith System, which realizes a majority of their revenue during the summer months, were largely offset by the initial effects of purchase accounting. Year-to-date 2019 cost of sales as a percentage of revenue increased by 120 basis points compared to the prior year. The increase was driven by approximately $15 of higher commodity and freight costs and unfavorable shifts in business mix, partially offset by the benefits of pricing actions and $3.9 of lower warranty costs compared to the prior year.
Operating expenses in Q2 2019 increased by $5.1, but declined as a percentage of revenue compared to the prior year. The increase was due primarily to $10.0 from acquisitions, net of a divestiture (including $5.1 of amortization expense) and $5.8 of higher variable compensation, partially offset by a $7.5 gain on the sale of property. Operating expenses increased by $6.3 in year-to-date 2019 compared to the prior year and the increase was driven by the same factors as the quarter.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 24, 2018		August 25, 2017		August 24, 2018		August 25, 2017
Revenue	$133.2	100.0%	$118.2	100.0%	$270.6	100.0%	$231.3	100.0%
Cost of sales	98.1	73.6	86.8	73.4	197.4	72.9	171.4	74.1
Gross profit	35.1	26.4	31.4	26.6	73.2	27.1	59.9	25.9
Operating expenses	41.1	30.9	35.0	29.6	80.9	29.9	72.1	31.2
Operating loss	$(6.0)	(4.5)%	$(3.6)	(3.0)%	$(7.7)	(2.8)%	$(12.2)	(5.3)%
The operating loss in EMEA in Q2 2019 was $6.0 compared to $3.6 in the prior year, which included a $4.0 gain on the sale of property. The operating loss in year-to-date 2019 was $7.7 compared to $12.2 in the prior year. Excluding the impact of the property sale in the prior year, the improved performance was driven by higher revenue and lower cost of sales and operating expenses as a percentage of revenue.
EMEA revenue represented 15.2% of consolidated revenue in Q2 2019. Revenue for Q2 2019 was $133.2 compared to $118.2 in Q2 2018. The $15.0 or 13% increase in revenue was driven by growth in Germany, the United Kingdom and France, partially offset by a decline in the Middle East. After adjusting for $2.0 of favorable currency translation effects and a $0.5 unfavorable impact of divestitures, organic revenue growth was $13.5 or 11%. For year-to-date 2019, revenue increased by $39.3 or 17% compared to the prior year. The increase was driven by $16.5 of favorable currency translation effects and higher revenue in Germany, the United Kingdom and Iberia, partially offset by a decline in the Middle East. After adjusting for $16.5 of favorable currency translation effects and a $1.2 unfavorable impact due to divestitures, organic revenue growth was $24.0 or 10% compared to the prior year.
Cost of sales as a percentage of revenue increased 20 basis points to 73.6% of revenue in Q2 2019 compared to the prior year. The increase was driven by unfavorable shifts in business mix and negative effects of changes in foreign currencies, partially offset by higher absorption of fixed costs. Cost of sales as a percentage of revenue decreased 120 basis points to 72.9% of revenue in year-to-date 2019 compared to the prior year. The improvement was driven by higher absorption of fixed costs and benefits associated with cost reduction efforts, partially offset by unfavorable shifts in business mix. Additionally, our pricing actions and other gross margin improvement initiatives offset the effects of inflation.
Operating expenses in Q2 2019 and year-to-date 2019 increased by $6.1 and $8.8, respectively, compared to the prior year, which included a $4.0 gain on the sale of property. Adjusted for the property gain in the prior year, the increase in Q2 2019 was due to higher variable compensation expense, and the increase in year-to-date 2019 was driven primarily by $4.7 of unfavorable currency translation effects.

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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 24, 2018		August 25, 2017		August 24, 2018		August 25, 2017
Revenue	$88.5	100.0%	$88.9	100.0%	$169.3	100.0%	$175.9	100.0%
Cost of sales	56.5	63.8	57.7	64.9	109.7	64.8	112.3	63.8
Gross profit	32.0	36.2	31.2	35.1	59.6	35.2	63.6	36.2
Operating expenses	27.2	30.8	24.4	27.5	53.2	31.4	47.3	26.9
Operating income	$4.8	5.4%	$6.8	7.6%	$6.4	3.8%	$16.3	9.3%
Operating income in the Other category in Q2 2019 and year-to-date 2019 declined by $2.0 and $9.9, respectively, compared to the prior year, driven primarily by higher operating expenses in Asia Pacific as a result of continued investment in the region and an inventory reserve of $0.8 recorded in Q1 2019 in Asia Pacific.
Revenue in the Other category represented 10.1% of consolidated revenue in Q2 2019. Revenue in Q2 2019 was flat compared to the prior year as growth at Designtex and PolyVision was offset by a decline in Asia Pacific. Year-to-date 2019 revenue of $169.3 represented a decrease of $6.6 or 4% compared to the prior year. The decrease was driven by Asia Pacific, which posted strong results in the prior year, partially offset by growth at Designtex and PolyVision.

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 24, 2018	August 25, 2017	August 24, 2018	August 25, 2017
Operating expenses	$8.1	$6.5	$14.4	$15.2
The increase in operating expenses in Q2 2019 compared to the prior year was due to lower deferred compensation expense in the prior year and higher variable compensation expense in the current year, partially offset by higher COLI income. The decrease in year-to-date 2019 was due to higher COLI income.
Liquidity and Capital Resources
Based on current business conditions, we target a range of $75 to $175 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility. From time to time, we may allow our cash and cash equivalents and short-term investments to temporarily fall below our targeted range to fund acquisitions and other growth initiatives.

Liquidity Sources	August 24, 2018	February 23, 2018
Cash and cash equivalents	$45.7	$283.1
Company-owned life insurance	157.1	172.2
Availability under credit facilities	215.5	152.2
Total liquidity	$418.3	$607.5
As of August 24, 2018, we held a total of $45.7 in cash and cash equivalents. Of that total, approximately 6% was located in the U.S. and the remaining 94% was located outside of the U.S., primarily in China, India, France, Mexico and Malaysia. The U.S. Tax Cuts and Jobs Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
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
We have availability under a $200 global committed five-year bank facility which we can utilize for various liquidity needs including acquisitions, day-to-day operations and other corporate purposes. During the quarter, we borrowed $75.0 under the facility to partially fund the acquisition of Smith System, and $8.3 was outstanding under the facility on August 24, 2018.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our condensed consolidated statements of cash flows for the six months ended August 24, 2018 and August 25, 2017:

	Six Months Ended
Cash Flow Data	August 24, 2018	August 25, 2017
Net cash provided by (used in):
Operating activities	$(38.3)	$22.3
Investing activities	(168.4)	(18.2)
Financing activities	(26.9)	(65.3)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	3.4
Net decrease in cash, cash equivalents and restricted cash	(236.4)	(57.8)
Cash, cash equivalents and restricted cash, beginning of period	285.6	199.6
Cash, cash equivalents and restricted cash, end of period	$49.2	$141.8
Cash used in provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 24, 2018	August 25, 2017
Net income	$66.1	$55.0
Depreciation and amortization	38.7	31.2
Non-cash stock compensation	12.9	11.7
Other	(10.9)	(5.6)
Changes in accounts receivable, inventories and accounts payable	(92.2)	(29.6)
Changes in employee compensation liabilities	(40.1)	(59.2)
Employee benefit obligations	(18.7)	(15.7)
Changes in other operating assets and liabilities	5.9	34.5
Net cash provided by (used in) operating activities	$(38.3)	$22.3
The increased use of working capital was driven primarily by revenue growth which was notably higher toward the end of Q2 2019 compared to Q2 2018. Inventory has increased to support increased sales volume and a significant number of new product launches, some of which include long distance supply chains. Year-over-year changes in other operating assets and liabilities were primarily driven by the timing of customer deposits and net receipts of VAT.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 24, 2018	August 25, 2017
Capital expenditures	$(41.5)	$(36.6)
Purchases of investments	—	(52.1)
Liquidations of investments	—	60.7
Proceeds from COLI policies	20.7	2.4
Acquisitions, net of cash acquired	(149.5)	—
Other	1.9	7.4
Net cash used in investing activities	$(168.4)	$(18.2)
Capital expenditures in year-to-date 2019 included investments in our global manufacturing operations, showrooms and product development.
In year-to-date 2019, we did not hold any short-term investments. Proceeds from our COLI policies were significantly higher in year-to-date 2019 than the prior year due to policy maturities.

In Q2 2019, we completed the acquisition of Smith System for a purchase price of $140.0 plus an $8.4 adjustment for working capital. See Note 11 for additional information.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 24, 2018	August 25, 2017
Dividends paid	$(32.3)	$(30.9)
Common stock repurchases	(3.5)	(33.1)
Net borrowings and repayments of debt	8.9	(1.3)
Net cash used in financing activities	$(26.9)	$(65.3)
We paid dividends of $0.135 per common share in each of Q1 2019 and Q2 2019 and $0.1275 per common share in each of Q1 2018 and Q2 2018.
In year-to-date 2019, we made common stock repurchases of 245,663 shares, 236,102 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2018, we made common stock repurchases of 2,358,714 shares, 358,714 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards.
As of the end of Q2 2019, we had $99.0 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q2 2019, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2019, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 24, 2018 were:

Liquidity Facilities	August 24, 2018
Global committed bank facility	$200.0
Various uncommitted lines	25.7
Total credit lines available	225.7
Less: Borrowings outstanding	(10.2)
Available capacity	$215.5
We have a $200 global committed five-year bank facility. As of August 24, 2018, there was $8.3 outstanding under the facility, our remaining availability was not limited, and we were in compliance with all covenants under the facility. Current outstanding borrowings under the facility have an effective interest rate of 3.0%. See Note 8 for additional information.
The various uncommitted lines may be changed or canceled by the banks at any time. There was $1.9 of outstanding borrowings under the uncommitted facilities as of August 24, 2018.
In addition, we have credit agreements totaling $44.6 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees totaling $14.6 were outstanding under such facilities as of August 24, 2018. There were no draws on our standby letters of credit during year-to-date 2019.

Total consolidated debt as of August 24, 2018 was $303.9. Our debt primarily consists of $249.2 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of August 24, 2018 of $44.1. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by two of our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
Our significant funding requirements include the acquisition of Orangebox (see Note 13 for additional information), operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. In Q3 2019, we funded the acquisition of Orangebox for $78.9, less an adjustment for working capital, primarily through borrowings under our global credit facility.
We currently expect capital expenditures to approximate $80 to $90 in 2019 compared to $88 in 2018. This amount includes investments in global manufacturing operations, product development and our customer-facing facilities.
On September 20, 2018, we announced a quarterly dividend on our common stock of $0.135 per share, or approximately $16.1, to be paid in Q3 2019. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q2 2019, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 24, 2018 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 23, 2018. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2019, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2019, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2019, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2019, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 24, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 24, 2018, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
5/26/2018 - 6/29/2018	—	$—	—	$99.2
6/30/2018 - 7/27/2018	—	$—	—	$99.2
7/28/2018 - 8/24/2018	9,561	$13.50	9,561	$99.0
Total	9,561		9,561
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On July 27, 2018, we entered into a stock repurchase agreement with a third party broker under which the broker was authorized to repurchase up to 1,000,000 shares of our common stock on our behalf during the period from July 27, 2018 through September 21, 2018, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreement are part of the Company's share repurchase program approved in January 2016.

Item 6.	Exhibits:
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 21, 2018

Exhibit Index

Exhibit No.	Description

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 23, 2016 among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents; HSBC Bank USA, National Association as Documentation Agent; and certain other lenders, dated as of July 12, 2018 (1)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 16, 2018 (commission file number 001-13873), and incorporated herein by reference.