Form 10-Q
period 2018-11-23
STEELCASE INC
filed 2018-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 18, 2018, Steelcase Inc. had 87,220,169 shares of Class A Common Stock and 29,558,361 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Revenue	$901.0	$772.1	$2,530.8	$2,282.8
Cost of sales	622.7	521.3	1,726.0	1,529.6
Gross profit	278.3	250.8	804.8	753.2
Operating expenses	232.9	214.3	668.2	629.4
Operating income	45.4	36.5	136.6	123.8
Interest expense	(4.7)	(4.3)	(14.0)	(13.0)
Investment income	0.2	0.3	1.7	1.1
Other income, net	4.3	5.2	11.3	4.9
Income before income tax expense	45.2	37.7	135.6	116.8
Income tax expense	7.9	12.0	32.2	36.1
Net income	$37.3	$25.7	$103.4	$80.7
Earnings per share:
Basic	$0.31	$0.22	$0.87	$0.68
Diluted	$0.31	$0.22	$0.87	$0.67
Dividends declared and paid per common share	$0.1350	$0.1275	$0.4050	$0.3825

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Net income	$37.3	$25.7	$103.4	$80.7
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	—	0.1	0.3
Pension and other post-retirement liability adjustments	(1.1)	(2.0)	(2.7)	(0.5)
Foreign currency translation adjustments	(6.5)	6.3	(25.1)	26.6
Total other comprehensive income (loss), net	(7.8)	4.3	(27.7)	26.4
Comprehensive income	$29.5	$30.0	$75.7	$107.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 23, 2018	February 23, 2018
ASSETS
Current assets:
Cash and cash equivalents	$51.0	$283.1
Accounts receivable, net of allowances of $8.1 and $11.1	422.9	300.3
Inventories	252.4	184.6
Prepaid expenses	23.4	19.2
Assets held for sale	—	13.4
Other current assets	47.2	53.3
Total current assets	796.9	853.9
Property, plant and equipment, net of accumulated depreciation of $1,005.6 and $998.1	449.1	435.1
Company-owned life insurance ("COLI")	154.7	172.2
Deferred income taxes	126.7	135.4
Goodwill	240.3	138.2
Other intangible assets, net of accumulated amortization of $52.7 and $44.6	121.8	45.6
Investments in unconsolidated affiliates	56.9	48.4
Other assets	34.2	30.4
Total assets	$1,980.6	$1,859.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277.7	$223.1
Short-term borrowings and current maturities of long-term debt	31.0	2.8
Accrued expenses:
Employee compensation	135.5	145.0
Employee benefit plan obligations	34.4	39.2
Accrued promotions	28.7	25.5
Customer deposits	24.8	28.2
Product warranties	15.3	18.1
Other	89.4	72.8
Total current liabilities	636.8	554.7
Long-term liabilities:
Long-term debt less current maturities	290.4	292.2
Employee benefit plan obligations	134.3	130.8
Other long-term liabilities	64.6	68.2
Total long-term liabilities	489.3	491.2
Total liabilities	1,126.1	1,045.9
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	18.4	4.6
Accumulated other comprehensive loss	(38.0)	(10.3)
Retained earnings	874.1	819.0
Total shareholders’ equity	854.5	813.3
Total liabilities and shareholders’ equity	$1,980.6	$1,859.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 23, 2018	November 24, 2017
OPERATING ACTIVITIES
Net income	$103.4	$80.7
Depreciation and amortization	60.5	47.7
Non-cash stock compensation	15.4	15.5
Equity in income of unconsolidated affiliates	(11.1)	(10.4)
Dividends received from unconsolidated affiliates	6.9	7.5
Other	(12.8)	(13.8)
Changes in operating assets and liabilities:
Accounts receivable	(99.7)	(35.8)
Inventories	(52.3)	(22.4)
Other assets	4.7	23.7
Accounts payable	45.6	26.1
Employee compensation liabilities	(13.5)	(44.2)
Employee benefit obligations	(3.7)	(6.2)
Accrued expenses and other liabilities	2.7	26.7
Net cash provided by operating activities	46.1	95.1
INVESTING ACTIVITIES
Capital expenditures	(56.8)	(58.3)
Proceeds from disposal of fixed assets	20.3	6.4
Purchases of investments	—	(52.1)
Liquidations of investments	—	125.6
Proceeds from COLI policies	21.5	4.1
Acquisitions, net of cash acquired	(226.2)	—
Other	(6.3)	4.8
Net cash provided by (used in) investing activities	(247.5)	30.5
FINANCING ACTIVITIES
Dividends paid	(48.3)	(45.9)
Common stock repurchases	(4.1)	(33.4)
Net increase in bank overdrafts	0.5	—
Borrowings on lines of credit	291.8	—
Repayments on lines of credit	(264.4)	—
Repayment of long-term debt	(2.0)	(2.0)
Net cash used in financing activities	(26.5)	(81.3)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	2.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(231.2)	47.0
Cash, cash equivalents and restricted cash, beginning of period (1)	285.6	199.6
Cash, cash equivalents and restricted cash, end of period (2)	$54.4	$246.6
_______________________________________

(1)	These amounts include restricted cash of $2.5 as of February 23, 2018 and February 24, 2017.

(2)	These amounts include restricted cash of $3.4 and $2.5 as of November 23, 2018 and November 24, 2017, respectively.
All of these amounts primarily represent funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other Assets in the Condensed Consolidated Balance Sheets.
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Americas
Systems and storage	$337.6	$295.5	$906.6	$850.0
Seating	195.5	181.3	541.4	526.2
Other (1)	105.5	76.0	380.5	280.1
EMEA
Systems and storage	49.6	53.8	174.3	158.2
Seating	33.1	34.2	121.4	111.0
Other (1)	88.2	53.1	145.8	103.2
Other
Systems and storage	13.8	13.4	41.6	48.3
Seating	26.4	16.8	67.9	59.0
Other (1)	51.3	48.0	151.3	146.8
	$901.0	$772.1	$2,530.8	$2,282.8
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
United States	$586.0	$385.7	$1,640.1	$1,340.7
Foreign locations	315.0	386.4	890.7	942.1
	$901.0	$772.1	$2,530.8	$2,282.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the nine months ended November 23, 2018 are as follows:

Customer Deposits
Balance as of February 23, 2018	$28.2
Increases due to deposits received, net of other adjustments	21.4
Revenue recognized	(25.3)
Balance as of November 23, 2018	$24.3
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

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Net income	$37.3	$25.7	$103.4	$80.7
Adjustment for earnings attributable to participating securities	(0.8)	(0.6)	(2.1)	(1.6)
Net income used in calculating earnings per share	$36.5	$25.1	$101.3	$79.1
Weighted-average common shares outstanding including participating securities (in millions)	119.2	118.4	119.0	119.4
Adjustment for participating securities (in millions)	(2.5)	(2.4)	(2.4)	(2.3)
Shares used in calculating basic earnings per share (in millions)	116.7	116.0	116.6	117.1
Effect of dilutive stock-based compensation (in millions)	0.3	0.2	0.3	0.2
Shares used in calculating diluted earnings per share (in millions)	117.0	116.2	116.9	117.3
Earnings per share:
Basic	$0.31	$0.22	$0.87	$0.68
Diluted	$0.31	$0.22	$0.87	$0.67
Total common shares outstanding at period end (in millions)	116.8	116.1	116.8	116.1

Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.2	0.5	0.2	0.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 23, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of August 24, 2018	$—	$13.1	$(43.3)	$(30.2)
Other comprehensive income (loss) before reclassifications	(0.2)	—	(6.5)	(6.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	—	(1.1)
Net current period other comprehensive income (loss)	(0.2)	(1.1)	(6.5)	(7.8)
Balance as of November 23, 2018	$(0.2)	$12.0	$(49.8)	$(38.0)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 23, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Foreign currency translation adjustments	Total
Balance as of February 23, 2018	$(0.3)	$14.7	$(24.7)	$(10.3)
Other comprehensive income (loss) before reclassifications	0.1	0.7	(25.2)	(24.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.4)	0.1	(3.3)
Net current period other comprehensive income (loss)	0.1	(2.7)	(25.1)	(27.7)
Balance as of November 23, 2018	$(0.2)	$12.0	$(49.8)	$(38.0)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 23, 2018 and November 24, 2017:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains) (1)	(0.9)	(0.7)	(2.6)	(2.4)	Other income, net
Prior service cost (credit) (1)	(0.6)	(1.8)	(1.8)	(5.3)	Other income, net
Settlements - Actuarial losses (gains) (1)	—	—	—	7.1	Other income, net
Foreign currency translation	—	—	0.1	—	Other income, net
	0.4	1.0	1.0	0.8	Income tax expense
Total reclassifications	$(1.1)	$(1.5)	$(3.3)	$0.2	Net income
_____________________________________

(1)	Reclassified from Cost of sales and Operating expenses to Other income (expense), net as a result of the adoption of ASU 2017-07.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FAIR VALUE
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
Our total debt is carried at cost and was $321.4 and $295.0 as of November 23, 2018 and February 23, 2018, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $334 and $316 as of November 23, 2018 and February 23, 2018, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of November 23, 2018 and February 23, 2018 are summarized below:

	November 23, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$51.0	$—	$—	$51.0
Restricted cash	3.4	—	—	3.4
Foreign exchange forward contracts	—	3.2	—	3.2
Auction rate securities	—	—	3.6	3.6
	$54.4	$3.2	$3.6	$61.2
Liabilities:
Foreign exchange forward contracts	—	(1.0)	—	(1.0)
	$—	$(1.0)	$—	$(1.0)

	February 23, 2018
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$283.1	$—	$—	$283.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	3.5	3.5
	$285.6	$2.1	$3.5	$291.2
Liabilities:
Foreign exchange forward contracts	—	(1.4)	—	(1.4)
	$—	$(1.4)	$—	$(1.4)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 23, 2018:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 23, 2018	$3.5
Unrealized gain on investments	0.1
Balance as of November 23, 2018	$3.6

7.	INVENTORIES

Inventories	November 23, 2018	February 23, 2018
Raw materials and work-in-process	$117.5	$98.3
Finished goods	156.0	105.3
	273.5	203.6
Revaluation to LIFO	21.1	19.0
	$252.4	$184.6
The portion of inventories determined by the LIFO method was $104.3 and $76.3 as of November 23, 2018 and February 23, 2018, respectively.

8.	SHORT-TERM BORROWINGS
On July 12, 2018, we amended our $125 global committed bank facility, which expires in 2022. The amendment increased the aggregate unsecured revolving loan commitment under the credit agreement to $200, and we retained the ability to further increase the aggregate commitment under the facility by up to $75, by obtaining at least one commitment from one or more lenders.  As of November 23, 2018, our total borrowings under the facility were $27.5. Current outstanding borrowings under the facility have an effective interest rate of 3.3%.
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

The facility does not include any restrictions on cash dividend payments or share repurchases.  As of November 23, 2018, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFIT PLAN OBLIGATIONS
Our subsidiary, SC Transport Inc., contributes to the Central States, Southeast and Southwest Areas Pension Fund (the "Fund") based on an obligation arising from a collective bargaining agreement covering SC Transport Inc. employees and retirees. In Q3 2019, the Fund asserted that the subsidiary's absence of hiring additional union employees over the past ten years, coupled with restructuring of the subsidiary's business, constituted an adverse selection practice under the Fund and, if not remedied, will result in the assessment of a withdrawal liability.  As a result of the Fund's assertion, SC Transport Inc. recorded a charge of $11.2, which is based on our best estimate from our analysis of available information and pension regulations which specify that the liability will be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust as needed, if and when additional information becomes available.

10.	INCOME TAXES
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

For the three months ended November 23, 2018, we recorded a tax benefit of $1.0 to adjust previously-recorded provisional amounts related to the Tax Act, primarily related to the remeasurement of deferred tax assets and liabilities. The amounts we have recorded for the Tax Act remain provisional for the deemed repatriation tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These amounts may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes.
As of November 23, 2018, we were unable to reasonably estimate, and therefore have not recorded, deferred taxes with respect to the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes on basis differences that are expected to affect the amount of GILTI inclusions upon reversal or to record the impact of the GILTI tax in the period in which that tax is incurred.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SHARE-BASED COMPENSATION
Performance Units
During the nine months ended November 23, 2018, we awarded 183,900 performance units ("PSUs") to certain key employees. The PSUs awarded are earned after a three-year performance period, from 2019 through 2021, based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition, and, if earned, will be issued in the form of shares of Class A Common Stock. The number of shares that may be earned can range from 0% to 200% of the target amount; therefore, the maximum number of shares that can be issued under these awards is 367,800. These PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period. We used the Monte Carlo simulation model to calculate the fair value of these PSUs on the date of grant. The model resulted in a weighted average grant date fair value of $18.02 per unit for these PSUs, compared to $21.76 and $16.33 per unit for similar PSUs granted in 2018 and 2017, respectively.
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 23, 2018 and November 24, 2017 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Expense	$0.3	$1.3	$3.8	$3.8
Tax benefit	0.0	0.5	1.1	1.4
As of November 23, 2018, there was $1.3 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
The PSU activity for the nine months ended November 23, 2018 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	688,600	$18.77
Granted	367,800	18.02
Nonvested as of November 23, 2018	1,056,400	$18.50
Restricted Stock Units
During the nine months ended November 23, 2018, we awarded 839,579 restricted stock units ("RSUs") to certain employees. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 23, 2018 and November 24, 2017 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Expense	$2.0	$2.3	$11.0	$11.1
Tax benefit	0.6	0.8	3.0	4.0
As of November 23, 2018, there was $8.8 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The RSU activity for the nine months ended November 23, 2018 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	1,789,775	$15.75
Granted	839,579	14.61
Vested	(118,889)	19.26
Forfeited	(32,357)	15.57
Nonvested as of November 23, 2018	2,478,108	$15.19

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACQUISITIONS
Orangebox
On September 19, 2018, we acquired Orangebox Group Limited ("Orangebox"), a U.K.-based manufacturer of task seating, architectural pods, privacy solutions and collaborative furniture. The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.1 in an all-cash transaction. An additional $3.9 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility. The goodwill resulting from the acquisition relates to the expected ability to provide customers with a broader range of furniture designed to boost collaboration at work and provide us with an engine to accelerate innovative product development.
Tangible assets and liabilities of Orangebox were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $42.2 related to identifiable intangible assets, $23.0 related to goodwill and $17.5 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and current liabilities), property, plant and equipment (primarily the land, building and equipment of two manufacturing locations in the U.K.) and deferred tax liabilities. Goodwill was recorded in EMEA and the Americas segments in the amounts of $18.8 and $4.2, respectively. The goodwill is not deductible for U.K. or U.S. income tax purposes. Intangible assets are principally related to dealer relationships, the Orangebox trade name and internally-developed know-how and designs, which will be amortized over periods ranging between 9 to 11 years.
The purchase price allocation for the Orangebox acquisition was incomplete as of November 23, 2018. We are still evaluating certain working capital and deferred tax adjustments, as well as the reporting unit to which the goodwill resulting from the Orangebox acquisition will be allocated for future impairment testing purposes.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Weighted Average Useful Life (Years)	Fair Value

Dealer relationships	10.9	$23.0
Trademark	9.0	13.2
Know-how/designs	9.0	5.0
Other	0.2	1.0
		$42.2

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2019	$2.8
2020	4.2
2021	4.1
2022	4.1
2023	4.1
$19.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Smith System
On July 12, 2018, we acquired Smith System Manufacturing Company ("Smith System"), a Texas-based manufacturer of desking, seating and storage for the pre-K-12 education market. The total purchase price for the acquisition was $140.0, payable in cash, plus a net adjustment for working capital of $8.4. In addition, we funded $5.0 to a third-party escrow account, which is payable to the seller at the end of two years based on continued employment. The acquisition was funded through a combination of domestic cash on-hand and short-term borrowings under our global credit facility.
Smith System is an industry leader in the U.S. pre-K-12 education market. The acquisition is expected to advance our growth strategy in the education and office markets particularly as it relates to collaborative spaces. The goodwill resulting from the acquisition is primarily related to the growth potential of Smith System as we offer their products through our distribution network.
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
The purchase price allocation for the Smith System acquisition was incomplete as of November 23, 2018. We are still evaluating certain working capital and deferred tax adjustments, as well as the reporting unit to which the goodwill resulting from the Smith System acquisition will be allocated for future impairment testing purposes.
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
$23.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMQ
On December 26, 2017, we acquired AMQ Solutions ("AMQ"), a California-based provider of height-adjustable desking, benching, worktools and seating. In addition, we acquired certain assets of an affiliated company, Tricom Vision Limited. The total purchase price for the acquisition was $69.9, which was primarily funded by the liquidation of short-term investments. Up to an additional $5.0 is payable to the sellers contingent upon certain performance obligations being met over a two year period. This acquisition is expected to strengthen our reach within the industry by broadening our portfolio at lower price points. The goodwill resulting from the acquisition consists largely of economies of scale expected from integrating AMQ into our existing dealer network.
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
In Q1 2019, we recorded measurement period adjustments of $0.5 related to a decrease in net working capital and a decrease of $0.2 to the contingent liability payable to the sellers for certain liabilities existing prior to the opening balance sheet date. These adjustments increased goodwill by $0.3, and all amounts referenced above are inclusive of these measurement period adjustments. No measurement period adjustments were recorded in Q2 2019 or Q3 2019.
The purchase price allocation for the AMQ acquisition was incomplete as of November 23, 2018. We are still evaluating certain working capital and deferred tax adjustments, as well as the reporting unit to which the goodwill resulting from the AMQ acquisition will be allocated for future impairment testing purposes.
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
		$30.1
The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2019	$3.2
2020	3.1
2021	3.0
2022	3.0
2023	3.0
$15.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System, AMQ and Orangebox brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.
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
Revenue and operating income (loss) for the three and nine months ended November 23, 2018 and November 24, 2017 and total assets as of November 23, 2018 and February 23, 2018 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Revenue
Americas	$638.6	$552.8	$1,828.5	$1,656.3
EMEA	170.9	141.1	441.5	372.4
Other	91.5	78.2	260.8	254.1
	$901.0	$772.1	$2,530.8	$2,282.8
Operating income (loss)
Americas	$52.0	$45.3	$158.9	$143.7
EMEA	(0.7)	(3.3)	(8.4)	(15.5)
Other	4.2	2.6	10.6	18.9
Corporate	(10.1)	(8.1)	(24.5)	(23.3)
	$45.4	$36.5	$136.6	$123.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	November 23, 2018	February 23, 2018
Total assets
Americas	$1,093.9	$943.2
EMEA	434.8	300.3
Other	220.0	209.1
Corporate	231.9	406.6
	$1,980.6	$1,859.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 23, 2018		November 24, 2017		November 23, 2018		November 24, 2017
Revenue	$901.0	100.0%	$772.1	100.0%	$2,530.8	100.0%	$2,282.8	100.0%
Cost of sales	622.7	69.1	521.3	67.5	1,726.0	68.2	1,529.6	67.0
Gross profit	278.3	30.9	250.8	32.5	804.8	31.8	753.2	33.0
Operating expenses	232.9	25.9	214.3	27.8	668.2	26.4	629.4	27.6
Operating income	45.4	5.0	36.5	4.7	136.6	5.4	123.8	5.4
Interest expense	(4.7)	(0.5)	(4.3)	(0.6)	(14.0)	(0.5)	(13.0)	(0.6)
Investment income	0.2	—	0.3	—	1.7	0.1	1.1	—
Other income, net	4.3	0.5	5.2	0.8	11.3	0.4	4.9	0.3
Income before income tax expense	45.2	5.0	37.7	4.9	135.6	5.4	116.8	5.1
Income tax expense	7.9	0.9	12.0	1.6	32.2	1.3	36.1	1.6
Net income	$37.3	4.1%	$25.7	3.3%	$103.4	4.1%	$80.7	3.5%
Earnings per share:
Basic	$0.31		$0.22		$0.87		$0.68
Diluted	$0.31		$0.22		$0.87		$0.67

Q3 2019 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2018 revenue	$552.8	$141.1	$78.2	$772.1
Acquisitions	23.0	15.7	—	38.7
Divestitures	(3.7)	(0.9)	—	(4.6)
Currency translation effects*	(1.4)	(3.5)	(1.9)	(6.8)
Q3 2018 revenue, adjusted	570.7	152.4	76.3	799.4
Q3 2019 revenue	638.6	170.9	91.5	901.0
Organic growth $	$67.9	$18.5	$15.2	$101.6
Organic growth %	12%	12%	20%	13%

* Currency translation effects represent the estimated net effect of translating Q3 2018 foreign currency revenues using the average exchange rates during Q3 2019.

Year-to-Date 2019 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2018 revenue	$1,656.3	$372.4	$254.1	$2,282.8
Acquisitions	70.4	15.7	—	86.1
Divestitures	(13.6)	(2.1)	—	(15.7)
Currency translation effects*	(0.3)	12.9	(0.5)	12.1
Year-to-date 2018 revenue, adjusted	1,712.8	398.9	253.6	2,365.3
Year-to-date 2019 revenue	1,828.5	441.5	260.8	2,530.8
Organic growth $	$115.7	$42.6	$7.2	$165.5
Organic growth %	7%	11%	3%	7%

* Currency translation effects represent the estimated net effect of translating year-to-date 2018 foreign currency revenues using the average exchange rates during year-to-date 2019.
Overview
In Q3 2019, we reported strong earnings growth compared to the prior year, driven by strong revenue growth and lower operating expenses as a percentage of revenue. Revenue grew by 17% compared to the prior year, driven by revenue from the acquisitions and organic revenue growth across all segments driven by increased project business from both large and small customers. In the Americas, our order growth has outpaced the industry over the trailing six months ended in October. The benefits from pricing actions implemented earlier in the year began to offset higher commodity, freight and labor costs during the quarter.
Q3 2019 Compared to Q3 2018
We recorded net income of $37.3 and diluted earnings per share of $0.31 in Q3 2019. The results included an $11.2 charge related to participation in a multi-employer pension plan, which had the effect of decreasing net income by $5.5 after taking into account the related variable compensation and tax effects. In the prior year, we recorded net income of $25.7 and diluted earnings per share of $0.22. Operating income of $45.4 in Q3 2019 represented an increase of $8.9, or 30 basis points as a percentage of revenue, compared to the prior year. The comparison was negatively impacted by $7.5 related to the pension charge, net of the related variable compensation effect. The improved operating results were driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
The pension charge recorded in the quarter related to a multi-employer pension plan in the U.S. in which the employees and retirees of one of the company’s subsidiaries participate.  During Q3 2019, the plan asserted that the subsidiary's absence of hiring additional union employees over the past ten years, coupled with restructuring of the subsidiary's business, constituted an adverse selection practice and, if not remedied, will result in the assessment of a withdrawal liability.  As a result of the plan’s assertion, the subsidiary recorded an $11.2 charge related to its estimated future obligations under a withdrawal liability, which had the effect of decreasing net income by $5.5 after taking into account the related variable compensation and tax effects.  See Note 9 to the condensed consolidated financial statements for more information.

Revenue of $901.0 in Q3 2019 represented an increase of $128.9 or 17% compared to the prior year. Q3 2019 revenue from acquisitions, net of divestitures, was $42.7, with the remaining growth driven by project business across all segments. Revenue grew by 16% in the Americas, 21% in EMEA and 17% in the Other category. After adjusting for a $38.7 impact of acquisitions, a $4.6 unfavorable impact of divestitures and $6.8 of unfavorable currency translation effects, organic revenue growth was $101.6 or 13% compared to the prior year. On an organic basis, revenue growth was 12% in the Americas, 12% in EMEA and 20% in the Other category.
Cost of sales as a percentage of revenue increased by 160 basis points to 69.1% of revenue in Q3 2019 compared to Q3 2018, with 110 basis points of the increase being attributable to the pension charge in Q3 2019. The remaining increase was driven by approximately $14 of higher commodity, freight and labor costs in the Americas and EMEA and unfavorable shifts in business mix, partially offset by the benefits of pricing actions (which approximated the higher commodity, freight and labor costs) and higher absorption of fixed costs. Cost of sales as a percentage of revenue increased by 190 basis points in the Americas, 60 basis points in EMEA and 120 basis points in the Other category.
Operating expenses of $232.9 in Q3 2019 represented an increase of $18.6 but declined by 190 basis points as a percentage of revenue compared to the prior year. The increase was primarily due to $14.8 from acquisitions, net of divestitures (including $3.8 of amortization expense) and $1.6 of higher variable compensation expense.
Our effective tax rate in Q3 2019 was 17.5% compared to a Q3 2018 effective tax rate of 31.8%. The reduction was driven by tax reform in the U.S. and a $3.6 favorable adjustment recorded in Q3 2019, compared to a $1.0 favorable adjustment recorded in the prior year.
Year-to-Date 2019 Compared to Year-to-Date 2018
We recorded year-to-date 2019 net income of $103.4 and diluted earnings per share of $0.87. The results were negatively impacted by $5.5 related to the pension charge, net of related variable compensation and income tax effects. In year-to-date 2018, we recorded net income of $80.7 and diluted earnings per share of $0.67. Year-to-date 2019 operating income increased $12.8 to $136.6 compared to the prior year. The increase was driven by the same factors as the quarter.
Year-to-date 2019 revenue of $2,530.8 represented an increase of $248.0 or 11% compared to year-to-date 2018. The increase was due to 10% growth in the Americas, 19% growth in EMEA and 3% growth in the Other category. Year-to-date 2019 revenue from acquisitions, net of divestitures, was $93.8, with the remaining growth driven by strong project business from both large and small customers in the Americas and EMEA. After adjusting for an $86.1 impact of acquisitions, a $15.7 unfavorable impact of divestitures and $12.1 of favorable currency translation effects, organic revenue growth was $165.5 or 7%. On an organic basis, revenue increased by 7% in the Americas, 11% in EMEA and 3% in the Other category.
Cost of sales increased by 120 basis points to 68.2% of revenue in year-to-date 2019 compared to year-to-date 2018, with 40 basis points of the increase attributable to the pension charge in Q3 2019. The remaining increase was driven by approximately $33 of higher commodity, freight and labor costs in the Americas and EMEA and unfavorable shifts in business mix, partially offset by the benefits of pricing actions and higher absorption of fixed costs. Cost of sales as a percentage of revenue increased by 150 basis point in the Americas and 110 basis points in the Other category, while EMEA improved by 50 basis points compared to the prior year.
Operating expenses of $668.2 in year-to-date 2019 represented an increase of $38.8 but declined by 120 basis points as a percentage of revenue compared to the prior year. The increase was driven primarily by $26.7 from acquisitions, net of divestitures (including $8.9 of amortization expense), $7.7 of higher variable compensation expense and $3.5 of unfavorable currency translation effects, partially offset by $3.5 of higher property gains ($7.5 in the Americas in the current year compared to $4.0 in EMEA in the prior year).
Our year-to-date 2019 effective tax rate was 23.7% compared to a year-to-date 2018 effective tax rate of 30.9%. The year-to-date rates were below the applicable U.S. federal statutory tax rates primarily due to favorable tax adjustments recorded in each year.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Interest expense	$(4.7)	$(4.3)	$(14.0)	$(13.0)
Investment income	0.2	0.3	1.7	1.1
Other income (expense), net:
Equity in income of unconsolidated affiliates	4.3	4.7	11.1	10.3
Foreign exchange gains (losses)	(0.4)	(0.8)	0.1	(3.0)
Net periodic pension and post-retirement credit (expense), excluding service cost	0.9	2.0	2.8	(1.2)
Miscellaneous, net	(0.5)	(0.7)	(2.7)	(1.2)
Total other income, net	4.3	5.2	11.3	4.9
Total interest expense, investment income and other income, net	$(0.2)	$1.2	$(1.0)	$(7.0)
Net periodic pension and post-retirement credit (expense), excluding service cost in year-to-date 2018 includes charges related to the annuitizations of three small defined benefit plans in Q1 2018.
Business Segment Review
See Note 13 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System, AMQ and Orangebox brands.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 23, 2018		November 24, 2017		November 23, 2018		November 24, 2017
Revenue	$638.6	100.0%	$552.8	100.0%	$1,828.5	100.0%	$1,656.3	100.0%
Cost of sales	437.9	68.6	368.8	66.7	1,234.1	67.5	1,093.4	66.0
Gross profit	200.7	31.4	184.0	33.3	594.4	32.5	562.9	34.0
Operating expenses	148.7	23.3	138.7	25.1	435.5	23.8	419.2	25.3
Operating income	$52.0	8.1%	$45.3	8.2%	$158.9	8.7%	$143.7	8.7%
Operating income in the Americas increased by $6.7 and $15.2, in Q3 2019 and year-to-date 2019, respectively, compared to the prior year. The comparisons were negatively impacted by $8.4 related to the pension charge, net of the related variable compensation effect. Adjusted for the net impact of the pension charge, the increases were driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
The Americas revenue represented 70.9% of consolidated revenue in Q3 2019. Q3 2019 revenue of $638.6 represented an increase of $85.8 or 16%, compared to the prior year. Q3 2019 revenue from acquisitions, net of a small divestiture, was $28.7, with the remaining growth driven by strength in project business from both large and small customers. After adjusting for a $23.0 impact of acquisitions, a $3.7 unfavorable impact of a divestiture, and $1.4 of unfavorable currency translation effects, organic revenue growth in Q3 2019 was $67.9 or 12% compared to the prior year.
Year-to-date 2019 revenue of $1,828.5 represented an increase of $172.2 or 10% compared to year-to-date 2018. Year-to-date 2019 revenue from acquisitions, net of a divestiture, was $81.0, with the remaining growth driven by revenue from our marketing programs and project business. After adjusting for a $70.4 impact of acquisitions, a $13.6 unfavorable impact due to a divestiture and $0.3 of unfavorable currency translation effects, year-to-date 2019 organic revenue growth was $115.7 or 7% compared to the prior year.

Cost of sales as a percentage of revenue increased by 190 basis points in Q3 2019 compared to Q3 2018, with 160 basis points of the increase attributable to the pension charge. The remaining increase was driven by approximately $13 of higher commodity, freight and labor costs and unfavorable shifts in business mix, partially offset by the benefits of pricing actions (which approximated the increase in commodity, freight and labor costs) and higher absorption of fixed costs. Year-to-date 2019 cost of sales as a percentage of revenue increased by 150 basis points compared to the prior year, with 60 basis points of the increase attributable to the pension charge. The remaining increase was driven by approximately $29 of higher commodity, freight and labor costs and unfavorable shifts in business mix, partially offset by the benefits of pricing actions and higher absorption of fixed costs. The pricing actions were implemented in the first half of 2019 in response to rapid increases in steel prices and other commodity costs, but the benefits are being realized over time as we fulfill project business won at earlier pricing levels and negotiate price increases in customer agreements.
Operating expenses in Q3 2019 increased by $10.0 but declined by 180 basis points as a percentage of revenue compared to the prior year. The increase was due primarily to $8.4 from acquisitions (including $2.2 of amortization expense), net of a divestiture and $1.4 of higher variable compensation expense. Operating expenses increased by $16.3 in year-to-date 2019 compared to the prior year but improved by 150 basis points as a percentage of revenue. The increase was due to $20.8 from acquisitions (including $7.3 of amortization expense), net of a divestiture and $6.9 of higher variable compensation expense, partially offset by a $7.5 gain on the sale of property and $5.5 of lower product development, sales and marketing expenses.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 23, 2018		November 24, 2017		November 23, 2018		November 24, 2017
Revenue	$170.9	100.0%	$141.1	100.0%	$441.5	100.0%	$372.4	100.0%
Cost of sales	124.5	72.8	101.9	72.2	321.9	72.9	273.3	73.4
Gross profit	46.4	27.2	39.2	27.8	119.6	27.1	99.1	26.6
Operating expenses	47.1	27.6	42.5	30.1	128.0	29.0	114.6	30.8
Operating loss	$(0.7)	(0.4)%	$(3.3)	(2.3)%	$(8.4)	(1.9)%	$(15.5)	(4.2)%
The operating loss in EMEA in Q3 2019 was $0.7, which included $1.4 of initial effects of purchase accounting related to Orangebox, compared to an operating loss of $3.3 in the prior year. The operating loss in year-to-date 2019 was $8.4 compared to $15.5 in the prior year, which included a $4.0 gain on the sale of property. The improved performance was primarily due to higher revenue and lower operating expenses as a percentage of revenue.
EMEA revenue represented 19.0% of consolidated revenue in Q3 2019. Q3 2019 revenue of $170.9 represented an increase of $29.8 or 21% compared to the prior year. Q3 2019 revenue from an acquisition, net of divestitures, was $14.1, with the remaining growth driven by higher revenue in Germany, France and the United Kingdom, partially offset by a decline in the Middle East. After adjusting for a $15.7 impact of an acquisition, $3.5 of unfavorable currency translation effects and a $0.9 unfavorable impact of divestitures, organic revenue growth was $18.5 or 12% compared to the prior year. For year-to-date 2019, revenue increased by $69.1 or 19% compared to the prior year. Year-to-date 2019 revenue from an acquisition, net of divestitures, was $12.9, with the remaining growth driven by $12.9 of favorable currency translation effects and higher revenue in Germany, France and the United Kingdom, partially offset by a decline in the Middle East. After adjusting for a $15.7 impact of an acquisition, $12.9 of favorable currency translation effects and a $2.1 unfavorable impact due to divestitures, organic revenue growth was $42.6 or 11% compared to the prior year.
Cost of sales as a percentage of revenue increased 60 basis points to 72.8% of revenue in Q3 2019 compared to the prior year. The increase was driven by operational inefficiencies and unfavorable shifts in business mix, partially offset by higher absorption of fixed costs and benefits from recent pricing actions. Cost of sales as a percentage of revenue decreased 50 basis points to 72.9% of revenue in year-to-date 2019 compared to the prior year. The improvement was driven by higher absorption of fixed costs, partially offset by unfavorable shifts in business mix. Additionally, our pricing actions and other gross margin improvement initiatives more than offset the effects of inflation.

Operating expenses in Q3 2019 and year-to-date 2019 increased by $4.6 and $13.4, respectively, compared to the prior year, which included a $4.0 gain on the sale of property in year-to-date 2018. Operating expenses as a percentage of revenue declined significantly in both Q3 2019 and year-to-date 2019. The increase in operating expenses in Q3 2019 was driven by $6.5 from acquisitions (including $1.6 of amortization expense). Adjusted for the property gain in the prior year, the increase in operating expenses in year-to-date 2019 was driven primarily by $6.5 from acquisitions (including $1.6 of amortization expense) and $3.8 of unfavorable currency translation effects.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 23, 2018		November 24, 2017		November 23, 2018		November 24, 2017
Revenue	$91.5	100.0%	$78.2	100.0%	$260.8	100.0%	$254.1	100.0%
Cost of sales	60.3	65.9	50.6	64.7	170.0	65.2	162.9	64.1
Gross profit	31.2	34.1	27.6	35.3	90.8	34.8	91.2	35.9
Operating expenses	27.0	29.5	25.0	32.0	80.2	30.7	72.3	28.5
Operating income	$4.2	4.6%	$2.6	3.3%	$10.6	4.1%	$18.9	7.4%
Operating income in the Other category in Q3 2019 increased by $1.6 compared to the prior year, driven primarily by higher revenue in most markets across Asia Pacific. In year-to-date 2019, operating income declined by $8.3, driven by a higher mix of large projects that were more heavily discounted, $5.4 of higher operating expenses in Asia Pacific as a result of continued investment in the region and $1.0 of higher inventory reserves in Asia Pacific compared to the prior year.
Revenue in the Other category represented 10.1% of consolidated revenue in Q3 2019. Q3 2019 revenue of $91.5 represented an increase of $13.3 or 17% compared to the prior year. The increase was driven by strength in most markets across Asia Pacific. Year-to-date 2019 revenue of $260.8 represented an increase of $6.7 or 3% compared to the prior year. The increase was driven primarily by growth at Designtex.

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 23, 2018	November 24, 2017	November 23, 2018	November 24, 2017
Operating expenses	$10.1	$8.1	$24.5	$23.3
The increase in operating expenses in Q3 2019 compared to the prior year was due to COLI losses in the current year compared to COLI income in the prior year, partially offset by lower deferred compensation expense in the current year. The increase in year-to-date 2019 operating expenses was due to higher COLI income in the prior year, partially offset by lower deferred compensation expense in the current year.
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

Liquidity Sources	November 23, 2018	February 23, 2018
Cash and cash equivalents	$51.0	$283.1
Company-owned life insurance	154.7	172.2
Availability under credit facilities	201.4	152.2
Total liquidity	$407.1	$607.5
As of November 23, 2018, we held a total of $51.0 in cash and cash equivalents. Of that total, approximately 11% was located in the U.S. and the remaining 89% was located outside of the U.S., primarily in India, Malaysia, the U.K., Mexico and China. The U.S. Tax Cuts and Jobs Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
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
We have availability under a $200 global committed five-year bank facility which we can utilize for various liquidity needs including acquisitions, day-to-day operations and other corporate purposes. In year-to-date 2019, we borrowed under the facility to fund acquisitions and working capital needs, and $27.5 was outstanding under the facility as of November 23, 2018.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended November 23, 2018 and November 24, 2017:

	Nine Months Ended
Cash Flow Data	November 23, 2018	November 24, 2017
Net cash provided by (used in):
Operating activities	$46.1	$95.1
Investing activities	(247.5)	30.5
Financing activities	(26.5)	(81.3)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	2.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(231.2)	47.0
Cash, cash equivalents and restricted cash, beginning of period	285.6	199.6
Cash, cash equivalents and restricted cash, end of period	$54.4	$246.6
Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 23, 2018	November 24, 2017
Net income	$103.4	$80.7
Depreciation and amortization	60.5	47.7
Non-cash stock compensation	15.4	15.5
Other	(17.0)	(16.7)
Changes in accounts receivable, inventories and accounts payable	(106.4)	(32.1)
Changes in employee compensation liabilities	(13.5)	(44.2)
Employee benefit obligations	(3.7)	(6.2)
Changes in other operating assets and liabilities	7.4	50.4
Net cash provided by operating activities	$46.1	$95.1
The increased use of working capital was driven primarily by organic revenue growth, particularly at the end of Q3 2019 compared to Q3 2018, and a mix shift in the current year to direct customers with longer payment terms. As of the end of Q3 2019, the accounts receivable associated with our direct customers in the Americas represents a $33 increase compared to the end of Q3 2018. Additionally, we experienced a number of project delays in the latter part of Q3 2019 which increased finished goods inventory at the end of Q3 2019 compared to the end of Q3 2018. Inventory has also increased to support the higher sales volume and a significant number of new product launches, some of which include long distance supply chains. In year-to-date 2019, lower variable compensation payments compared to those made in year-to-date 2018 drove the lower use of cash related to employee compensation. Year-over-year changes in other operating assets and liabilities were primarily driven by the timing of customer deposits, tax payments, accrued rebates and net receipts of VAT.
Cash provided by (used in) investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 23, 2018	November 24, 2017
Capital expenditures	$(56.8)	$(58.3)
Proceeds from disposal of fixed assets	20.3	6.4
Purchases of investments	—	(52.1)
Liquidations of investments	—	125.6
Proceeds from COLI policies	21.5	4.1
Acquisitions, net of cash acquired	(226.2)	—
Other	(6.3)	4.8
Net cash provided by (used in) investing activities	$(247.5)	$30.5

Capital expenditures in year-to-date 2019 included investments in our global manufacturing operations, customer-facing facilities and product development.
In year-to-date 2019, we did not hold any short-term investments. Proceeds from our COLI policies were significantly higher in year-to-date 2019 than the prior year due to policy maturities.
In Q2 2019, we completed the acquisition of Smith System for a purchase price of $140.0 plus an $8.4 adjustment for working capital. In Q3 2019, we completed the acquisition of Orangebox for $78.9 less an adjustment of $0.1 for working capital. See Note 12 for additional information.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 23, 2018	November 24, 2017
Dividends paid	$(48.3)	$(45.9)
Common stock repurchases	(4.1)	(33.4)
Net borrowings and repayments of debt	25.9	(2.0)
Net cash used in financing activities	$(26.5)	$(81.3)
We paid dividends of $0.135 per common share in each of Q1 2019, Q2 2019 and Q3 2019 and $0.1275 per common share in each of Q1 2018, Q2 2018 and Q3 2018.
In year-to-date 2019, we made common stock repurchases of 275,408 shares, 265,847 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2018, we made common stock repurchases of 2,393,969 shares, 393,969 of which were made to satisfy participants' tax withholding obligations upon the vesting of equity awards.
As of the end of Q3 2019, we had $99.0 of remaining availability under the $150 share repurchase program approved by our Board of Directors in Q4 2016.
Off-Balance Sheet Arrangements
During Q3 2019, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2019, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 23, 2018 were:

Liquidity Facilities	November 23, 2018
Global committed bank facility	$200.0
Various uncommitted lines	29.4
Total credit lines available	229.4
Less: Borrowings outstanding	(28.0)
Available capacity	$201.4
We have a $200 global committed five-year bank facility. As of November 23, 2018, there was $27.5 outstanding under the facility, our remaining availability was not limited, and we were in compliance with all covenants under the facility. Current outstanding borrowings under the facility have an effective interest rate of 3.3%. See Note 8 to the condensed consolidated financial statements for additional information.
The various uncommitted lines may be changed or canceled by the banks at any time. There was $0.5 of outstanding borrowings under the uncommitted facilities as of November 23, 2018.

In addition, we have credit agreements totaling $43.4 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts; letters of credit and bank guarantees totaling $13.7 were outstanding under such facilities as of November 23, 2018. There were no draws on our standby letters of credit during year-to-date 2019.
Total consolidated debt as of November 23, 2018 was $321.4. Our debt primarily consists of $249.3 in term notes due in 2021 with an effective interest rate of 6.6%. In addition, we have a term loan with a balance as of November 23, 2018 of $43.4. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by two of our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
We currently expect capital expenditures to approximate $80 to $90 in 2019 compared to $88 in 2018. This amount includes investments in global manufacturing operations, our customer-facing facilities and product development.
On December 18, 2018, we announced a quarterly dividend on our common stock of $0.135 per share, or approximately $16.1, to be paid in Q4 2019. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2019, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 23, 2018 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 23, 2018. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2019, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2019, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2019, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2019, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 23, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 23, 2018, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 23, 2018.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 23, 2018, except for the following risk factor which supplements and updates the risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in our Form 10-K for the fiscal year ended February 23, 2018:

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

Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  In Q3 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of the SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, will result in the assessment of a withdrawal liability. As a result of the Fund’s assertion, SC Transport Inc. recorded an $11.2 million charge related to its estimated future obligations under a withdrawal liability.  The amount that may ultimately be required to settle any potential obligation may be lower or higher than the estimated liability, which will be adjusted as needed, if and when additional information becomes available.  If actual settlements are significantly lower or higher than the estimated reserve, our results of operations may be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
8/25/2018 - 9/28/2018	808	$14.71	—	$99.0
9/29/2018 - 10/26/2018	28,794	$17.87	—	$99.0
10/27/2018 - 11/23/2018	143	$17.43	—	$99.0
Total	29,745	(2)	—
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 30, 2018, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to 1,000,000 shares of our common stock on our behalf during the period from October 30, 2018 through January 18, 2019, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreement are part of our share repurchase program approved in January 2016.

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
Date: December 20, 2018

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