Form 10-K
period 2019-02-22
STEELCASE INC
filed 2019-04-12
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 22, 2019
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 24, 2018 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $1.2 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 9, 2019, 88,249,395 shares of the registrant’s Class A Common Stock and 29,064,360 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be held on July 10, 2019, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 22, 2019

PART I

Item 1.	Business:
The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc., a Michigan corporation, and its subsidiaries in which a controlling interest is maintained. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Overview
At Steelcase, our purpose is to unlock human promise by transforming work, worker and workplace. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, PolyVision®, Turnstone®, Smith System®, Orangebox® and AMQ™, we offer a comprehensive portfolio of furniture, architectural products and technology solutions that support people at work. Our solutions are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 12,700 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy focuses on translating our research-based insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace, healthcare and educational environments that support the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments.
We focus on growth by leveraging our global scale. Our global reach allows us to provide local differentiation, as we serve customers around the globe.  We remain committed to our strategy as a globally integrated enterprise and growing our presence in emerging markets alongside our global and local customers.
We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We extend our reach with a limited presence in retail and web-based sales channels.
Our Offerings
Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products for both individual and collaborative work across a range of price points. We have expanded our offerings through investments in product development and our recent acquisitions and marketing partnerships. Our furniture portfolio includes panel, fence and beam-based furniture systems, storage, fixed and height-adjustable desks, benches and tables and complementary products such as worktools. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and architectural pods. We also offer services designed to reduce costs and enhance the performance of people, space and real estate. Among these services are workplace strategy consulting, data-driven space measurement, lease origination services, furniture and asset management and hosted event experiences.

Steelcase
Steelcase takes our insights from user-centered research and delivers high performance and sustainable work environments. We strive to be a trusted partner to our customers and partners who seek to use space as a strategic asset to elevate their performance and as a tool to attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are forward-thinking, often large with ever-changing complex needs and have an increasingly global reach. We strive to meet their diverse needs while minimizing complexity by using a platform approach—from product components to common processes—wherever possible.
Steelcase sub-brands include:

•	Steelcase Health works with leading healthcare organizations to create places that deliver greater connection, empathy and well-being for everyone involved in the experience of health.

•	Steelcase Education works with leading educational institutions to create places that enhance the success and well-being of students and educators.
Coalesse
Led by intuition, backed by research and driven by design, Coalesse creates thoughtful furnishings that bring new life to the modern workplace. The brand blends beauty and utility into their designs to help customers make great spaces that inspire great work, by empowering social connection, creative collaboration, focus and rejuvenation.
Designtex
Designtex offers applied materials that enhance environments and is a leading resource for applied surface knowledge, innovation and sustainability. Designtex products include premium fabrics and surface materials and imaging solutions designed to enhance seating, walls, workstations and floors. These materials provide privacy, way-finding, motivation, communications and artistic expression.
PolyVision
PolyVision is a leading supplier of ceramic steel surfaces for use in various applications including static whiteboards and chalkboards used in educational institutions and architectural panels or special applications for commercial or infrastructure projects.
Turnstone
From education to entrepreneurship to enterprise, Turnstone makes cleverly simple furnishings that are expertly made, quick to deploy and highly adaptable. These furnishings help organizations create invigorating places where people can work, learn and start something new.
Smith System
Smith System is a designer and manufacturer of high quality furniture for the pre-K-12 education market. Smith System offers desking, seating and storage products through an independent dealer network. Smith System aims to help schools create outstanding learning environments where students thrive through the use of collaboration spaces, makerspaces and tech labs.
Orangebox
Orangebox is a United Kingdom (“U.K.”)-based designer and manufacturer of furniture for the changing workplace with a focus on "Smartworking" solutions: innovative products that enable organizations to work more collaboratively and help to transform both the culture and efficiency of any organization.
AMQ
AMQ offers high quality, affordable height-adjustable desking, benching, storage, tables and seating for workstations in the open plan, collaborative environments and training rooms.

Reportable Segments
We operate on a worldwide basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 4 and Note 21 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System, AMQ and Orangebox brands.
We serve Americas customers mainly through approximately 400 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including higher education, financial services, healthcare, insurance, government, information technology and manufacturing.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 5% of the segment’s revenue in 2019, and the five largest independent Steelcase dealers collectively accounted for approximately 17% of the segment’s revenue in 2019.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are HNI Corporation, Herman Miller, Inc., Haworth, Inc. and Knoll, Inc. Together with Steelcase, domestic revenue from these companies represents approximately one-half of the U.S. office furniture industry.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France and Spain.
We serve EMEA customers mainly through approximately 350 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. No single independent Steelcase dealer in the EMEA segment accounted for more than 3% of the segment’s revenue in 2019. The five largest Steelcase independent dealers collectively accounted for approximately 10% of the segment’s revenue in 2019. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government and information technology.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.

Other Category
The Other category includes Asia Pacific, Designtex and PolyVision.
Asia Pacific serves customers in India, the People’s Republic of China (including Hong Kong), Japan, Australia, Singapore, Korea, Taiwan, Malaysia and other countries in Southeast Asia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. We primarily sell directly to end-use customers as well as through approximately 50 Steelcase independent dealer locations. Our end-use customers tend to be larger multinational or regional companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
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
Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, research, legal, human resources and customer aviation, plus deferred compensation expense and income or losses associated with company-owned life insurance ("COLI"). Corporate assets consist primarily of unallocated cash and cash equivalents and COLI balances.
Marketing Partnerships
We have entered into marketing partnerships with a number of other companies, including Bolia, Blu Dot, Michell Gold + Bob Williams, SnapCab Pods, West Elm, FLOS, Viccarbe, Officebricks, m.a.d. furniture design, Microsoft and Extremis, that are intended to allow us to offer additional products and services to our dealers and customers which are complementary to our products and services.  These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers.  In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we typically transport and deliver those products to our dealers and customers for a fee.  We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 22, 2019, our investment in these unconsolidated joint ventures and other equity investments totaled $56.9. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 1% of our consolidated revenue in 2019, and our five largest customers collectively accounted for approximately 5% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2019, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2019. The five largest independent Steelcase dealers collectively accounted for approximately 12% of our consolidated revenue in 2019. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect on our business.

Working Capital
Our accounts receivable are from our dealers and direct-sale customers. Payment terms vary by country, region and customer. The terms of our Americas segment, and certain markets within the EMEA segment, encourage prompt payment from dealers by offering an early settlement discount. Other international markets have, by market convention, longer payment terms. We are not aware of any special or unusual practices or conditions related to working capital items, including accounts receivable, inventories and accounts payable, which are significant to understanding our business or the industry at large.
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
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the U.S. and Mexico), Europe (in France, Germany, Spain, the U.K., the Czech Republic and Belgium) and Asia (in China, Malaysia and India). Our global manufacturing operations are centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
Our manufacturing model is predominately make-to-order with lead times typically ranging from two to six weeks.  We manufacture our products using lean manufacturing principles, including continuous one-piece flow and platformed processes and products, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. We largely purchase direct materials and components from a global network of integrated suppliers as needed to meet demand. We also purchase finished goods manufactured by third parties predominantly on a make-to-order basis.
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
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to maintain efficient freight costs and improve service to our dealers and customers.
Raw Materials
Our material costs represented approximately 60% of our cost of sales in 2019 and included raw materials and components from a significant number of suppliers around the world. Those raw materials include steel, petroleum-based products, aluminum, other metals, wood, particleboard and other materials and components. To date, we have not experienced any significant difficulties in obtaining these raw materials.
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
We incurred $53.7, $44.0 and $35.8 in research, design and development expenses in 2019, 2018 and 2017, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Turnstone,” “Designtex,” “PolyVision,” “AMQ,” “Smith System” and “Orangebox” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Employees
As of February 22, 2019, we had approximately 12,700 employees, of which approximately 7,700 work in manufacturing. Additionally, we had approximately 1,700 temporary workers who primarily work in manufacturing. Approximately 100 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,900 employees are represented by unions or workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.

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
Under certain Environmental Laws, we could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. We are a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, the total estimated cleanup costs and other financially viable potentially responsible parties, we do not believe the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; the loss of other potentially responsible parties that are financially capable of contributing toward cleanup costs and other factors increasing the cost of remediation.
Available Information
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC. We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles, Code of Ethics, Code of Business Conduct and the charters for the Audit, Compensation, Corporate Business Development and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Steelcase Inc., Investor Relations, GH-3E-12, PO Box 1967, Grand Rapids, Michigan, U.S.A. 49501-1967.
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
Our industry is influenced by cyclical macroeconomic factors and future downturns may adversely affect our revenue and profits.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced by macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. The U.S. and European office furniture industries went through two major declines in demand in the past two decades, driven by global economic downturns.  During these downturns, our revenue declined and our profitability was significantly reduced. Although we have made a number of changes to adapt our business model to weather these types of events and we believe that demand for office furniture is not as heavily influenced by macroeconomic factors today as it has been historically, our revenues and profitability could be impacted in the future by adverse changes in these macroeconomic factors. These macroeconomic factors are difficult to predict, and if we are unsuccessful in further adapting our business as economic cyclical changes occur, our results may be adversely affected.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors have been changing the world of work and having an impact on the types of workplace products and services purchased by our customers.  In recent years, these trends have resulted in (1) a reduction in the number, size and price of typical workstations, (2) an increase in demand for residential and lounge-type settings, and for products with a broader range of price points, quality levels and warranty coverage, (3) shifting demand among product categories and (4) more frequent refreshment of workplace settings.  These trends have also had an impact on our competitive landscape, leading to the emergence of smaller furniture competitors, diversification by some of our larger competitors into other industries and the entry of new competitors from outside the traditional office furniture industry, such as real estate management service firms, flexible workspace providers, technology-based firms, general construction contractors and retail and online residential furniture providers.
We compete on a variety of factors, including: brand recognition and reputation; insights from our research; product design and features; price, lead time, delivery and service; product quality; strength of dealers and other distributors and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in developing and offering a wide variety of solutions which respond to changes in workplace trends and generate revenue to offset the impact of reduced numbers, size and price of typical workstations, or we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which could arise from outside our industry, our revenue and profits may be adversely affected.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market and user needs,

•	growing our market share with existing dealers and customers and new customers,

•	realizing the value from recent acquisitions and investing in new acquisitions and business ventures,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces, classrooms, libraries and other educational settings and smaller companies,

•	growing our market share in markets such as China, India and central, eastern and southern Europe, the Middle East and Africa,

•	expanding our product categories to include additional architecture and technology product offerings and

•	developing and realizing growth from marketing partnerships and additional channels of distribution.
If these strategies to diversify and increase our revenues are not sufficient, or if we do not execute these strategies successfully, our profitability may be adversely affected.
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2019, more than 40% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in goods, or requiring goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
We may be adversely affected by changes in raw material, commodity and other input costs.
We procure raw materials (including steel, petroleum-based products, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel, energy, freight, labor and other input costs can fluctuate due to changes in global, regional or local supply and demand, larger currency movements and changes in import tariffs and trade barriers, which can also cause supply interruptions. In the short-term, significant increases in raw material, commodity and other input costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. If we are not successful in passing along higher raw material, commodity and other input costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. While we seek to manage our foreign exchange risk largely through operational means by matching revenue with same-currency costs, our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the short-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, it could have an adverse effect on our business, operating results or financial condition.
We operate globally in multiple currencies, but we translate our results into U.S. dollars for reporting purposes, and thus our reported results may be positively or negatively impacted by the strengthening or weakening of the other currencies in which we operate against the U.S. dollar.
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
We are increasingly reliant on a global network of suppliers that exposes us to certain risks outside of our control.
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods may be affected by:

•	fluctuations in the availability and quality of raw materials,

•	the financial solvency of our suppliers and their supply chains,

•	disruptions caused by labor activities and

•	damage and loss of production from accidents, natural disasters, severe weather events, systems and equipment failures and other causes.
Any disruptions or fluctuations in the supply and delivery of raw materials, component parts and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition.
The lack of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Many of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific), and our manufacturing model is predominately make-to-order.  As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, severe weather events, disruptions in the supply of materials or components, systems and equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.

We rely largely on a network of independent dealers to market, deliver and install our products, and disruptions and increasing consolidations within our dealer network could adversely affect our business.
Our business is dependent on our ability to manage our relationships with our independent dealers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership, and establishing a new dealer in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure. Alternatively, we may elect to purchase and operate dealers in certain markets which also would require use of our capital and increase our financial exposure.
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
We may be adversely impacted by losses and reputational damage related to product defects.
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
We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions. While we have made significant investments to improve product quality and our warranty reserve has declined over the past three years based on historical claims experience, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty charges. We purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.
We may be required to record impairment charges related to goodwill and indefinite-lived intangible assets which would adversely affect our results of operations.
We have net goodwill of $240.8 and indefinite-lived intangible assets of $12.8 as of February 22, 2019. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions, and more than 39% of our income tax expense in 2019 related to the U.S. federal corporate income tax. As of February 22, 2019, we had deferred tax assets of $135.8 based on the effective rates in the jurisdictions where the deferred tax assets are held. The future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation which are being considered in many jurisdictions.  Such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  Specifically, a reduction in applicable tax rates may require us to revalue and write-down our deferred tax assets.

There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $46.5 and $38.7, respectively, against which valuation allowances totaling $7.9 have been recorded.  NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
Costs related to our participation in a multi-employer pension plan could increase.
Our subsidiary SC Transport Inc. contributes to the Central States, Southeast and Southwest Areas Pension Fund ("the Fund"), a multi-employer pension plan, based on obligations arising under a collective bargaining agreement with our SC Transport Inc. employees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  In Q3 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, will result in the assessment of a withdrawal liability. As a result of the Fund’s assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal liability.
In Q1 2020, we finalized a new collective bargaining agreement ("CBA") with our SC Transport Inc. employees that no longer requires us to contribute to the fund after March 31, 2019. We have notified the Fund of our CBA and we expect the Fund to issue a final assessment of our withdrawal liability from the Fund during 2020. The amount that may ultimately be required to settle any potential obligation may be lower or higher than the estimated liability, which will be adjusted as needed, if and when additional information becomes available.  If actual settlements are significantly lower or higher than the estimated reserve, our results of operations may be materially affected. In addition, if the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union.

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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	13	5	8
EMEA	8	6	2
Other category	4	2	2
Total	25	13	12

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Executive Officers of the Registrant:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	59	Senior Vice President, EMEA
Sara E. Armbruster	48	Vice President, Strategy, Research and Digital Transformation
Ulrich H. E. Gwinner	55	President, Asia Pacific
James P. Keane	59	President and Chief Executive Officer, Director
Robert G. Krestakos	57	Vice President, Global Operations
James N. Ludwig	55	Vice President, Global Design and Product Engineering
Lizbeth S. O’Shaughnessy	57	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	47	Senior Vice President, Americas
Allan W. Smith, Jr.	51	Vice President, Global Marketing
David C. Sylvester	54	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014 and has been employed by Steelcase since 1984.
Sara E. Armbruster has been Vice President, Strategy, Research and Digital Transformation since February 2018. Ms. Armbruster was Vice President, Strategy, Research and New Business Innovation from January 2014 to February 2018 and has been employed by Steelcase since 2007.
Ulrich H. E. Gwinner has been President, Asia Pacific since March 2014 and has been employed by Steelcase since 2000.
James P. Keane has been President and Chief Executive Officer since March 2014 and has been employed by Steelcase since 1997.
Robert G. Krestakos has been Vice President, Global Operations since February 2015. Mr. Krestakos was Vice President, Chief Information Officer and Operations-Americas from December 2013 to February 2015 and has been employed by Steelcase since 1992.
James N. Ludwig has been Vice President, Global Design and Product Engineering since March 2014 and has been employed by Steelcase since 1999.
Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since June 2014. Ms. O'Shaughnessy was Senior Vice President, Chief Legal Officer and Secretary from April 2011 to June 2014 and has been employed by Steelcase since 1992.
Eddy F. Schmitt has been Senior Vice President, Americas since March 2014 and has been employed by Steelcase since 2003.
Allan W. Smith, Jr. has been Vice President, Global Marketing since September 2013 and has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 16 to the consolidated financial statements for additional information. As of the close of business on April 9, 2019, we had outstanding 117,313,755 shares of common stock with 5,543 shareholders of record. Of these amounts, 88,249,395 shares are Class A Common Stock with 5,466 shareholders of record and 29,064,360 shares are Class B Common Stock with 77 shareholders of record.
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
11/24/2018 - 12/28/2018	—	$—	—	$99.0
12/29/2018 - 01/25/2019	11,920	$14.01	11,920	$98.9
01/26/2019 - 02/22/2019	—	$—	—	$98.9
Total	11,920	(2)	11,920
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. This program has no specific expiration date. On October 30, 2018, we entered into a stock repurchase agreement with an independent third party broker under which the broker was authorized to repurchase up to 1,000,000 shares of our common stock on our behalf during the period from October 30, 2018 through January 18, 2019, subject to certain price, market and volume constraints specified in the agreement. On January 30, 2019, we entered into a stock repurchase agreement with an independent third party broker under which the broker was authorized to repurchase up to 1,000,000 shares of our common stock on our behalf during the period from January 30, 2019 through June 25, 2019, subject to certain price, market and volume constraints specified in the agreement. The agreements were established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreements are part of our share repurchase program approved in January 2016.

(2)	None of these shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of restricted stock unit grants, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 22, 2019	February 23, 2018	February 24, 2017	February 26, 2016	February 27, 2015
Operating Results:
Revenue	$3,443.2	$3,055.5	$3,032.4	$3,060.0	$3,059.7
Gross profit (1)	1,087.9	1,005.2	1,007.6	968.4	912.7
Operating income (1)	183.6	155.2	196.2	169.6	137.3
Income before income tax expense	163.9	161.5	196.3	174.8	137.0
Net income	126.0	80.7	124.6	170.3	86.1
Supplemental Operating Data:
Effective tax rate	23.1%	50.0%	36.5%	2.6%	37.2%
Restructuring costs	$—	$—	$(5.1)	$(19.9)	$(40.6)
Capital expenditures	(81.4)	(87.9)	(61.1)	(93.4)	(97.5)
Share Data:
Basic earnings per common share	$1.06	$0.68	$1.03	$1.37	$0.69
Diluted earnings per common share	$1.05	$0.68	$1.03	$1.36	$0.68
Weighted average shares outstanding - basic	119.1	119.2	120.7	124.3	124.4
Weighted average shares outstanding - diluted	119.5	119.4	121.2	125.3	126.0
Dividends paid per common share	$0.54	$0.51	$0.48	$0.45	$0.42
Balance Sheet Data:
Cash and cash equivalents	$261.3	$283.1	$197.1	$181.9	$176.5
Short-term investments	—	—	73.4	84.1	68.3
Company-owned life insurance ("COLI")	156.1	172.2	168.8	160.4	159.5
Working capital (2)	353.4	299.2	295.8	266.4	264.9
Total assets	2,142.4	1,859.2	1,792.0	1,808.6	1,719.6
Total debt	487.0	295.0	297.4	299.1	282.1
Total liabilities	1,292.6	1,045.9	1,025.5	1,071.7	1,055.8
Total shareholders’ equity	849.8	813.3	766.5	736.9	663.8
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$131.2	$227.0	$170.7	$186.4	$84.2
Investing activities	(271.6)	(47.5)	(48.4)	(87.8)	(14.3)
Financing activities	122.3	(97.5)	(105.9)	(90.1)	(89.8)

(1)
Reflects the reclassification of net expenses from Cost of Sales and Operating expenses to Other income, net of $0.8, $4.0, $5.0 and $7.6 for the years ended February 23, 2018, February 24, 2017, February 26, 2016, and February 27, 2015, respectively, as a result of our adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), which was issued by the Financial Accounting Standards Board in March 2017.

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
The non-GAAP financial measure used is organic revenue growth (decline), which represents the change in revenue over the prior year excluding estimated currency translation effects and the impacts of acquisitions and divestitures. This measure is presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

Statement of Operations Data— Consolidated	Year Ended
	February 22, 2019		February 23, 2018		February 24, 2017
Revenue	$3,443.2	100.0%	$3,055.5	100.0%	$3,032.4	100.0%
Cost of sales	2,355.3	68.4	2,050.3	67.1	2,020.6	66.6
Restructuring costs	—	—	—	—	4.2	0.2
Gross profit	1,087.9	31.6	1,005.2	32.9	1,007.6	33.2
Operating expenses	904.3	26.3	850.0	27.8	810.5	26.7
Restructuring costs	—	—	—	—	0.9	—
Operating income	183.6	5.3	155.2	5.1	196.2	6.5
Interest expense	(37.5)	(1.0)	(17.5)	(0.6)	(17.2)	(0.5)
Investment income	2.9	0.1	1.5	—	1.4	—
Other income, net	14.9	0.4	22.3	0.8	15.9	0.5
Income before income tax expense	163.9	4.8	161.5	5.3	196.3	6.5
Income tax expense	37.9	1.1	80.8	2.7	71.7	2.4
Net income	$126.0	3.7%	$80.7	2.6%	$124.6	4.1%
Earnings per share:
Basic	$1.06		$0.68		$1.03
Diluted	$1.05		$0.68		$1.03

Organic Revenue Growth—Consolidated	Year Ended
	February 22, 2019	February 23, 2018
Prior year revenue	$3,055.5	$3,032.4
Acquisitions	121.5	4.5
Divestitures	(17.1)	(12.5)
Currency translation effects*	(2.7)	28.1
Prior year revenue, adjusted	3,157.2	3,052.5
Current year revenue	3,443.2	3,055.5
Organic growth $	$286.0	$3.0
Organic growth %	9%	—%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
Overview
In 2019, we reported strong revenue growth compared to the prior year across all segments, driven by overall industry growth and increased project opportunities, improvements in our competitive win rates, recent acquisitions and benefits from recent list price adjustments. Revenue grew by 13% compared to the prior year, with an increase of 13% in the Americas, 18% in EMEA and 5% in the Other category. We believe that this growth is better than global trends in our industry and that we gained market share in many major markets around the world in 2019. We attribute these gains to our increased investments in product development and other growth strategies over the past two years, which expanded our offerings and strengthened our position as the global industry leader. In addition, we continued to invest in sales deployment, research, customer-facing facilities, product training and other areas, which we believe have strengthened our differentiation during a period when work, worker and workplace are undergoing significant changes.
Our operating income of $183.6 in 2019 represented an increase of $28.4, or 18% compared to the prior year. The improved performance was due to higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue. Higher commodity, freight and labor costs, net of pricing benefits, negatively impacted our gross margin during the year. In addition, changes in our business mix had a negative impact on our gross margin, including (1) higher revenue from new products, which have a lower gross margin than our portfolio average as costs are not fully optimized or absorbed early in their life cycles, (2) strong growth from a few product categories that currently generate lower than average gross margins and (3) lower growth from one of our product categories with the highest gross margins.
2019 compared to 2018
We recorded net income of $126.0 and diluted earnings per share of $1.05 in 2019 compared to net income of $80.7 and diluted earnings per share of $0.68 in 2018. In 2019, the results included (1) a charge related to a multi-employer pension plan, which had the effect of decreasing net income by $5.5 after taking into account the related variable compensation and tax effects, and (2) charges related to the redemption of debt, which had the effect of decreasing net income by $12.3 after taking into account the related tax effects. In 2018, net income included $27.9 of income tax charges, primarily related to a reduction in the value of our deferred tax assets recorded in connection with the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Operating income of $183.6 in 2019 represented an increase of $28.4 compared to the prior year. The increase was driven by higher revenue across all segments and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
Revenue of $3,443.2 in 2019 represented an increase of $387.7, or 13%, compared to the prior year. The increase reflected growth of 13% in the Americas, 18% in EMEA and 5% in the Other category. The growth in 2019 was driven primarily by overall industry growth and increased project opportunities, improvements in our competitive win rates, recent acquisitions and benefits from recent list price adjustments. After adjusting for a $121.5 year-over-year impact of acquisitions, a $17.1 unfavorable impact from divestitures, and $2.7 of unfavorable currency translation effects, organic revenue growth was 9% compared to the prior year. Organic revenue growth was 9% in the Americas, 10% in EMEA and 6% in the Other category.

Cost of sales as a percentage of revenue increased by 130 basis points to 68.4% of revenue in 2019 compared to 2018, with 30 basis points of the increase attributable to the pension charge. Costs of sales as a percentage of revenue increased by 160 basis points in the Americas and 100 basis points in the Other category, while EMEA improved 20 basis points compared to the prior year. The increase in the Americas was primarily due to unfavorable shifts in business mix, approximately $43 of higher commodity, freight and labor (excluding merit) costs and the pension charge, partially offset by approximately $32 of benefits from pricing actions and approximately $9 of benefits associated with cost reduction efforts, net of additional overhead investments and annual merit labor cost increases.
Operating expenses of $904.3 in 2019 represented an increase of $54.3 but declined by 150 basis points as a percentage of revenue compared to the prior year. The increase was driven primarily by $40.5 from acquisitions (including $11.9 of amortization expense), net of divestitures, $9.9 of higher variable compensation expense and $6.2 of higher spending in Asia Pacific as a result of continued investment in the region, partially offset by $3.5 of higher property gains ($7.5 in the Americas in the current year compared to $4.0 in EMEA in the prior year). Operating expenses increased by $25.2 in the Americas, $18.9 in EMEA and $10.1 in the Other category. Operating expenses as a percentage of revenue declined by 180 basis points in the Americas and 140 basis points in EMEA but increased 130 basis points in the Other category.
Our 2019 effective tax rate was 23.1% compared to a 2018 effective tax rate of 50.0%. The 2019 rate was lower than the 2018 rate primarily due to impacts from the Tax Act.  The 2019 rate also reflected $6.1 of net discrete tax benefits, primarily related to an increase of $3.3 in foreign tax credits and a $1.7 reversal of a valuation allowance in the Czech Republic. See further discussion in Note 17 to the consolidated financial statements.
2018 compared to 2017
We recorded net income of $80.7 and diluted earnings per share of $0.68 in 2018 compared to net income of $124.6 and diluted earnings per share of $1.03 in 2017. In 2018, net income included $27.9 of income tax charges, primarily related to a reduction in the value of our deferred tax assets, recorded in connection with the Tax Act. Operating income decreased from $196.2 in 2017 to $155.2 in 2018, a decline of $41.0. The decline was driven by higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher sales volume in the Other category.
Revenue of $3,055.5 in 2018 represented an increase of $23.1, or 1%, compared to the prior year. The increase in revenue was driven by higher revenue in the Other category and EMEA, mostly offset by a decline in the Americas. In the Americas, the revenue decline was driven by subdued demand from large customers. Additionally, growth from new products and solutions was partially offset by declines in legacy furniture applications. After adjusting for a $4.5 impact of an acquisition, a $12.5 unfavorable impact from divestitures, and $28.1 of favorable currency translation effects, revenue was flat on an organic basis compared to the prior year. Organic growth of 13% in the Other category and flat results in EMEA were offset by a 2% organic decline in the Americas.
Cost of sales as a percentage of revenue increased by 50 basis points to 67.1% of revenue in 2018 compared to 2017. The increase was primarily due to an 80 basis point increase in the Americas, partially offset by a decrease in EMEA and the Other category. The increase in the Americas was driven by higher commodity costs and unfavorable shifts in business mix, partially offset by benefits associated with cost reduction efforts. The decrease in EMEA was driven by favorable impacts from cost reduction efforts and shifts in business mix. The decrease in the Other category was driven by the impact of higher sales volume.
Operating expenses of $850.0 in 2018 represented an increase of 110 basis points as a percentage of revenue compared to the prior year. Operating expenses increased by $27.4 in the Americas, $4.9 in EMEA and $9.6 in the Other category. The increase in the Americas was driven by higher investments in product development, sales, marketing and information technology that support our growth strategies, partially offset by lower variable compensation expense. The increase in EMEA reflected unfavorable currency translation effects and higher costs related to product development, partially offset by a gain related to the sale of property. Operating expenses as a percentage of revenue decreased 80 basis points in the Other category compared to the prior year.
There were no restructuring costs in 2018 compared to net restructuring costs of $5.1 in 2017. The 2017 amount included $2.6 of costs related to the closure of a manufacturing facility in High Point, North Carolina, and $2.5 of costs related to the closure of a manufacturing facility in Durlangen, Germany, and the establishment of our Learning + Innovation Center in Munich, Germany.

Our 2018 effective tax rate was 50.0% compared to a 2017 effective tax rate of 36.5%. The 2018 rate was higher than the 2017 rate primarily due to impacts from the Tax Act.  The 2018 effective tax rate also reflected discrete tax expense of $4.0 in Q4 2018 associated with a change in the statutory tax rate in France, which was offset by a $3.9 favorable discrete tax adjustment in Q2 2018. See further discussion in Note 17 to the consolidated financial statements.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Interest expense	$(37.5)	$(17.5)	$(17.2)
Investment income	2.9	1.5	1.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	13.7	12.8	9.7
Foreign exchange gain (loss)	0.3	(4.8)	3.4
Net periodic pension and post-retirement credit, excluding service cost	3.7	0.8	4.0
Miscellaneous, net	(2.8)	13.5	(1.2)
Total other income, net	14.9	22.3	15.9
Total interest expense, investment income and other income, net	$(19.7)	$6.3	$0.1
Interest expense increased $20.0 in 2019 compared to the prior year primarily due to $16.9 of charges related to the redemption of debt. Net periodic pension and post-retirement credit, excluding service cost in 2018 included $7.1 of charges related to the annuitizations of three small defined benefit plans in Q1 2018. Miscellaneous, net in 2018 included gains of $13.9 related to the partial sale of an investment in an unconsolidated affiliate and the receipt of a premium related to a change in control of the affiliate.

Business Segment Disclosure
See Note 21 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Turnstone, Smith System, AMQ and Orangebox brands.

Statement of Operations Data— Americas	Year Ended
	February 22, 2019		February 23, 2018		February 24, 2017
Revenue	$2,470.2	100.0%	$2,193.8	100.0%	$2,231.9	100.0%
Cost of sales	1,673.5	67.7	1,450.8	66.1	1,456.2	65.3
Restructuring costs	—	—	—	—	2.6	0.1
Gross profit	796.7	32.3	743.0	33.9	773.1	34.6
Operating expenses	586.8	23.8	561.6	25.6	534.2	23.9
Operating income	$209.9	8.5%	$181.4	8.3%	$238.9	10.7%

Organic Revenue Growth (Decline)—Americas	Year Ended
	February 22, 2019	February 23, 2018
Prior year revenue	$2,193.8	$2,231.9
Acquisitions	84.4	4.5
Divestiture	(13.6)	(8.3)
Currency translation effects*	(2.3)	2.0
Prior year revenue, adjusted	2,262.3	2,230.1
Current year revenue	2,470.2	2,193.8
Organic growth (decline) $	$207.9	$(36.3)
Organic growth (decline) %	9%	(2)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
2019 compared to 2018
Operating income in the Americas increased by $28.5 in 2019 compared to the prior year. The comparison was negatively impacted by $8.4 related to the pension charge and favorably impacted by a $5.0 gain on the sale of property, net of the related variable compensation effects. The increase in 2019 operating income was driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
The Americas revenue represented 71.7% of consolidated revenue in 2019. Revenue for 2019 of $2,470.2 represented an increase of $276.4 or 13% compared to 2018. The growth in 2019 was driven primarily by overall industry growth and increased project opportunities, improvements in our competitive win rates, recent acquisitions and benefits from recent list price adjustments. After adjusting for an $84.4 year-over-year impact of acquisitions, a $13.6 unfavorable impact of a divestiture and $2.3 of unfavorable currency translation effects, the organic revenue growth in 2019 was $207.9 or 9% compared to the prior year.

Cost of sales in 2019 was 67.7% of revenue which compared to 66.1% of revenue in 2018. Cost of sales as a percentage of revenue increased by 160 basis compared to the prior year, with 40 basis points attributable to the pension charge. The year-over-year comparison reflected the following:
•unfavorable shifts in business mix,

•	approximately $43 of higher commodity, freight and labor (other than annual merit increases) costs, partially offset by approximately $32 of benefits from pricing actions,

•	approximately $9 of benefits associated with cost reduction efforts, net of additional overhead investments and annual merit labor cost increases, and
•higher absorption of fixed costs.
Operating expenses in 2019 increased by $25.2, but decreased 180 basis points as a percentage of revenue, compared to the prior year. The increase was due to $27.2 from acquisitions (including $9.4 of amortization expense), net of a divestiture and $8.9 of higher variable compensation expense, partially offset by a $7.5 gain on the sale of property, $3.7 of lower severance costs and $2.6 of lower product development expenses.
2018 compared to 2017
Operating income in the Americas decreased by $57.5 in 2018 compared to the prior year. The decline was driven by lower sales volume, higher cost of sales as a percentage of revenue and higher operating expenses.
The Americas revenue represented 71.8% of consolidated revenue in 2018. Revenue for 2018 of $2,193.8 represented a decrease of $38.1 or 2% compared to 2017, reflecting ongoing shifts in demand patterns. The decrease in revenue was driven by subdued demand from large customers. Growth from our new products and solutions was partially offset by a decline in demand for legacy furniture applications. After adjusting for an $8.3 unfavorable impact of a divestiture, a $4.5 impact of an acquisition and $2.0 of favorable currency translation effects, the organic revenue decline in 2018 was $36.3 or 2% compared to the prior year.
Cost of sales in 2018 was 66.1% of revenue which compared to 65.3% of revenue in 2017. The year-over-year comparison reflected the following:

•	approximately $10 of higher commodity costs,

•	higher investments in support of product development and manufacturing agility,

•	unfavorable shifts in business mix,

•	approximately $17 of benefits associated with ongoing cost reduction efforts,

•	favorability related to improvements in negotiated customer pricing, and

•	approximately $5 of lower warranty costs compared to the prior year.
Operating expenses in 2018 increased by $27.4, or 170 basis points as a percentage of revenue, compared to the prior year. The increase was driven by approximately $34 of higher investments in product development, sales, marketing and information technology that support our growth strategies, $3.8 of severance costs in 2018 and a $1.5 impairment related to an asset held for sale, partially offset by approximately $9 of lower variable compensation expense.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.

Statement of Operations Data—EMEA	Year Ended
	February 22, 2019		February 23, 2018		February 24, 2017
Revenue	$617.0	100.0%	$524.2	100.0%	$503.9	100.0%
Cost of sales	448.7	72.7	381.9	72.9	370.7	73.6
Restructuring costs	—	—	—	—	1.6	0.3
Gross profit	168.3	27.3	142.3	27.1	131.6	26.1
Operating expenses	175.2	28.4	156.3	29.8	151.4	30.0
Restructuring costs	—	—	—	—	0.9	0.2
Operating loss	$(6.9)	(1.1)%	$(14.0)	(2.7)%	$(20.7)	(4.1)%

Organic Revenue Growth—EMEA	Year Ended
	February 22, 2019	February 23, 2018
Prior year revenue	$524.2	$503.9
Acquisition	37.1	—
Divestitures	(3.5)	(4.2)
Currency translation effects*	2.4	22.7
Prior year revenue, adjusted	560.2	522.4
Current year revenue	617.0	524.2
Organic growth $	$56.8	$1.8
Organic growth %	10%	—%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
2019 compared to 2018
Operating results in EMEA improved by $7.1 in 2019 compared to the prior year. Operating income in 2019 included $2.5 of amortization expense related to an acquisition. Operating income in 2018 included a $4.0 gain on the sale of property. The improved performance was primarily due to higher revenue and lower operating expenses as a percentage of revenue.
EMEA revenue represented 17.9% of consolidated revenue in 2019. Revenue increased by $92.8 or 18% compared to the prior year. The growth was driven primarily by higher revenue in Western Europe, partially offset by a decline in the rest of EMEA as a group. The remaining growth was due to benefits from an acquisition, net of divestitures, and recent list price adjustments. After adjusting for a $37.1 year-over-year impact of the acquisition, a $3.5 unfavorable impact from divestitures and $2.4 of favorable currency translation effects, the organic revenue growth in 2019 was $56.8 or 10% compared to the prior year.
Cost of sales as a percentage of revenue decreased 20 basis points to 72.7% in 2019 compared to the prior year. The decrease was driven by higher absorption of fixed costs, approximately $5 of benefits associated with cost reduction efforts, net of additional overhead investments and annual merit labor cost increases, and approximately $6 of pricing benefits net of inflation, partially offset by unfavorable shifts in business mix.
Operating expenses in 2019 increased by $18.9 but decreased by 140 basis points as a percentage of revenue compared to the prior year, which included a $4.0 gain on the sale of property. The increase was driven by $13.3 from the acquisition (including $2.5 of amortization expense).

2018 compared to 2017
Operating results in EMEA improved by $6.7 in 2018 compared to the prior year. The improvement included a $4.0 gain on the sale of a property in Rosenheim, Germany and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses.
EMEA revenue represented 17.2% of consolidated revenue in 2018. Revenue increased by $20.3 or 4% compared to the prior year. The increase was driven primarily by favorable currency translation effects and higher revenue in Iberia and the U.K., partially offset by declines in France, Germany and central Europe. After adjusting for $22.7 of favorable currency translation effects and a $4.2 unfavorable impact from divestitures, revenue was flat on an organic basis compared to the prior year.
Cost of sales as a percentage of revenue decreased 70 basis points to 72.9% in 2018 compared to the prior year. The decrease was driven by approximately $9 of favorable impacts from cost reduction efforts and shifts in business mix.
Operating expenses in 2018 increased by $4.9 compared to the prior year. The increase was driven by $6.7 of unfavorable currency translation effects and $3.5 of higher costs related to product development, partially offset by a $4.0 gain on the sale of the Rosenheim property.
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

Statement of Operations Data—Other	Year Ended
	February 22, 2019		February 23, 2018		February 24, 2017
Revenue	$356.0	100.0%	$337.5	100.0%	$296.6	100.0%
Cost of sales	233.1	65.5	217.6	64.5	193.7	65.3
Gross profit	122.9	34.5	119.9	35.5	102.9	34.7
Operating expenses	108.6	30.5	98.5	29.2	88.9	30.0
Operating income	$14.3	4.0%	$21.4	6.3%	$14.0	4.7%

Organic Revenue Growth—Other	Year Ended
	February 22, 2019	February 23, 2018
Prior year revenue	$337.5	$296.6
Currency translation effects*	(2.8)	3.4
Prior year revenue, adjusted	334.7	300.0
Current year revenue	356.0	337.5
Organic growth $	$21.3	$37.5
Organic growth %	6%	13%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

2019 compared to 2018
Operating income in the Other category declined by $7.1 in 2019 compared to the prior year, driven by lower operating income in Asia Pacific and at Polyvision, partially offset by better performance at Designtex. In Asia Pacific, benefits from revenue growth were more than offset by $6.2 of higher operating expenses due to continued investment in the region and $2.1 of inventory charges related to a cancelled order.
Revenue in the Other category represented 10.4% of consolidated revenue in 2019. Revenue in 2019 increased by $18.5 or 5% compared to the prior year due to strong broad-based growth in Asia Pacific as well as growth at Designtex.
Cost of sales as a percentage of revenue increased 100 basis points in 2019 compared to the prior year, driven primarily by the $2.1 of inventory charges in Asia Pacific.
Operating expenses as a percentage of revenue increased 130 basis points in 2019 compared to the prior year, due primarily to the impact of increased investments in Asia Pacific.
2018 compared to 2017
Operating results in the Other category improved in 2018 compared to the prior year, driven by higher operating income in Asia Pacific and PolyVision, partially offset by an operating loss at Designtex. The 2018 performance in Asia Pacific represented record sales and operating income levels.
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
Operating expenses as a percentage of revenue declined by 80 basis points in 2018 compared to the prior year, as the impacts of approximately $5 of increased investments in Asia Pacific were more than offset by the impact from revenue growth compared to the prior year.

Corporate
Corporate expenses include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data—Corporate	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Operating expenses	$33.7	$33.6	$36.0
The decrease in operating expenses in 2018 was primarily due to higher COLI income and lower deferred compensation expense compared to the prior year. COLI income remained high in 2019 in part due to gains related to policy maturities.
Liquidity and Capital Resources
Liquidity
Based on current business conditions, we target a range of $75 to $175 in cash and cash equivalents and short-term investments to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents and short-term investments to temporarily fall below our targeted range to fund acquisitions and other growth initiatives.

Liquidity Sources	February 22, 2019	February 23, 2018
Cash and cash equivalents	$261.3	$283.1
Company-owned life insurance	156.1	172.2
Availability under credit facilities	227.9	152.2
Total liquidity	$645.3	$607.5
As of February 22, 2019, we held a total of $261.3 in cash and cash equivalents. Of our total cash and cash equivalents, 83% was located in the U.S. and the remaining 17%, or $44.1, was located outside of the U.S., primarily in Mexico, Hong Kong, Malaysia and China. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
COLI investments are recorded at their net cash surrender value. A portion of our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. See Note 10 to the consolidated financial statements for more information.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Net cash flow provided by (used in):
Operating activities	$131.2	$227.0	$170.7
Investing activities	(271.6)	(47.5)	(48.4)
Financing activities	122.3	(97.5)	(105.9)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	4.0	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20.8)	86.0	15.2
Cash, cash equivalents and restricted cash, beginning of period	285.6	199.6	184.4
Cash, cash equivalents and restricted cash, end of period	$264.8	$285.6	$199.6
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Net income	$126.0	$80.7	$124.6
Depreciation and amortization	81.6	65.9	60.3
Deferred income taxes	(0.8)	52.9	26.8
Loss on derivative instruments	(13.0)	—	—
Changes in accounts receivable, inventories and accounts payable	(81.9)	9.3	16.3
Long-term income taxes receivable	—	18.7	(18.5)
Changes in employee compensation liabilities	21.1	(13.8)	(8.8)
Other	(1.8)	13.3	(30.0)
Net cash provided by operating activities	$131.2	$227.0	$170.7
The decrease in cash provided by operating activities in 2019 compared to 2018 is primarily due to increases in working capital as a result of the strong revenue growth. Additionally, accounts receivable associated with our direct customers (who have longer payment terms) increased by $31.1. Inventory also increased as a result of a significant number of new product launches, some of which include long distance supply chains. Amounts accrued for variable compensation payments made in Q1 2020 were higher than amounts paid in 2019, driven by our improved financial results. In 2019, we paid $16.3 of interest as a make-whole premium due upon the redemption of our senior notes due in February 2021. Additionally in 2019, we paid $13.0 to settle an interest rate lock contract to hedge interest rate movement on 10-year U.S. Treasury notes in anticipation of the issuance of our senior notes due in January 2029. Depreciation and amortization increased during 2019 primarily due to $11.2 of higher intangible asset amortization related to our recent acquisitions.
The increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to a number of income tax items, as well as favorable timing related to customer deposits at owned dealers, promotional payments and other accrued liabilities in the Americas. Tax payments in 2018 were lower than 2017 due in part to a lower tax rate in the U.S. and an overpayment of taxes in 2017, as well as the receipt of an $18.7 U.S. tax refund in 2018 related to the amendment of previously filed tax returns.

Cash used in investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Capital expenditures	$(81.4)	$(87.9)	$(61.1)
Changes in short-term investments, net	—	73.5	14.0
Acquisitions, net of cash acquired	(226.2)	(68.3)	(4.0)
Other	36.0	35.2	2.7
Net cash used in investing activities	$(271.6)	$(47.5)	$(48.4)
Capital expenditures in 2019, 2018 and 2017 were primarily related to investments in manufacturing operations, customer-facing facilities and product development.
We did not hold any short-term investments in 2019, as we liquidated these investments in 2018 to fund an acquisition.
In 2019, we completed (1) the acquisition of Orangebox Group Limited for a purchase price of $78.9 less a $0.5 adjustment for working capital and (2) the acquisition of Smith System Manufacturing Company for a purchase price of $140.0 plus an $8.4 adjustment for working capital. In 2018, we completed the acquisition of AMQ Solutions for a purchase price of $69.9 plus measurement period adjustments of $0.3. See Note 20 for additional information.
In 2019, other investing activities primarily includes $22.1 of proceeds related to maturities of COLI policies and $20.5 of proceeds from the sale of fixed assets, primarily a corporate aircraft and land in the Americas. In 2018, other investing activities included $19.0 of proceeds on the partial sale of an unconsolidated affiliate and $7.9 of proceeds from the sale of fixed assets, primarily land in EMEA.
Cash provided by (used in) financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Dividends paid	$(64.3)	$(61.0)	$(58.5)
Common stock repurchases	(4.2)	(33.8)	(48.4)
Repayments of long-term debt	(252.7)	(2.7)	(2.3)
Borrowings of long-term debt	450.0	—	—
Debt issuance costs and other financing activities	(6.5)	—	3.3
Net cash provided by (used in) financing activities	$122.3	$(97.5)	$(105.9)
In 2019, we issued $450 of unsecured unsubordinated senior notes due in January 2029. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the notes. We used a portion of the proceeds to redeem our $250 unsecured unsubordinated senior notes due in February 2021.
We paid dividends of $0.135, $0.1275 and $0.12 per common share during each quarter in 2019, 2018 and 2017, respectively. On March 19, 2019, our Board of Directors declared a dividend of $0.145 per common share to be paid in Q1 2020.
During 2019, 2018 and 2017, we made common stock repurchases of $4.2, $33.8, and $48.4, respectively, all of which related to our Class A Common Stock. As of February 22, 2019, we had $98.9 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Share repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, were $3.9, $6.5, and $6.9 in 2019, 2018 and 2017, respectively.

Capital Resources
Off-Balance Sheet Arrangements
In certain cases, we guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 22, 2019 and February 23, 2018, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 22, 2019 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt and short-term borrowings	$487.0	$4.1	$5.2	$34.8	$442.9
Estimated interest on debt obligations	234.8	24.7	48.9	47.6	113.6
Operating leases	264.9	46.0	82.2	64.5	72.2
Committed capital expenditures	33.2	33.2	—	—	—
Purchase obligations	40.5	29.8	10.4	0.3	—
Other liabilities	0.5	0.5	—	—	—
Employee benefit and compensation obligations	272.8	130.3	45.6	23.7	73.2
Total	$1,333.7	$268.6	$192.3	$170.9	$701.9
Total consolidated debt as of February 22, 2019 was $487.0. Of our total debt, $442.6 is in the form of term notes due in 2029 and $42.7 is related to financing secured by two of our corporate aircraft due in 2024.
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
Employee benefit and compensation obligations represent contributions and benefit payments expected to be made for our post-retirement, pension, deferred compensation, defined contribution, severance arrangements and variable compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of the Compensation Committee of our Board of Directors. We limited our disclosure of post-retirement and pension contributions and benefit payments to 10 years as information beyond this time period was not available. See Note 15 to the consolidated financial statements for additional information.
The contractual obligations table above is presented as of February 22, 2019. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations, current cash and cash equivalents and short-term investment balances, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.

Liquidity Facilities
Our total liquidity facilities as of February 22, 2019 were:

Liquidity Facilities	February 22, 2019
Global committed bank facility	$200.0
Various uncommitted lines	29.3
Total credit lines available	229.3
Less: borrowings outstanding	(1.4)
Available capacity	$227.9
We have a $200 global committed five-year bank facility in effect through 2022. As of February 22, 2019, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There was $1.4 of outstanding borrowings with an interest rate of 0.65% under uncommitted facilities as of February 22, 2019.
In addition, we have credit agreements of $48.5 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $13.4 were outstanding under these facilities as of February 22, 2019. We had no draws against our letters of credit during 2019 or 2018.
Total consolidated debt as of February 22, 2019 was $487.0. Our debt primarily consists of $442.6 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of February 22, 2019 of $42.7. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 13 to the consolidated financial statements for additional information.
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
We expect capital expenditures to total approximately $85 to $95 in 2020 compared to $81 in 2019. This amount includes investments in manufacturing operations, product development and our customer-facing facilities.
On March 19, 2019, we announced a quarterly dividend on our common stock of $0.145 per share, or $17.3, to be paid in Q1 2020. Future dividends will be subject to approval by our Board of Directors.

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
Future tax benefits of tax losses are recognized to the extent that realization of these benefits is considered more likely than not. As of February 22, 2019, we recorded tax benefits from net operating loss carryforwards of $46.5. We also have recorded valuation allowances totaling $6.4 against these assets, which reduced our recorded tax benefit to $40.1. It is considered more likely than not that a $40.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $38.7 comprised primarily of United States foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $30.0 of excess foreign tax credits within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the entire $7.2 of credits within the allowable carryover period. We have established a valuation allowance in the current year on the credit carryforwards where available evidence raised doubt about their expected realization.
A 10% decrease in the expected amount of cash benefit to be realized on the net operating loss and foreign tax credit carryforwards would have resulted in a decrease in net income for 2019 of approximately $7.7.
See Note 17 to the consolidated financial statements for additional information.

Business Combinations, Goodwill and Other Intangible Assets
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired dealer relationships, trademarks and know-how/designs and require estimation of useful lives and discount rates.  Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2019, we acquired Smith System and Orangebox.
See Note 20 to the consolidated financial statements for more information.
Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2019, we evaluated goodwill and intangible assets using ten reporting units: the Americas, AMQ, Red Thread, Smith System, Orangebox US, EMEA, Orangebox UK, Designtex, PolyVision and Asia Pacific.
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
During Q4 2019, we performed our annual impairment assessment of goodwill in our reporting units. In the first step to test for potential impairment, we measured the estimated fair value of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 11% to 15%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as forecasted growth rates, expected levels of operating income and estimated capital investment, are consistent with our current internal projections. These assumptions could change over time, which may result in future impairment charges.
There were no impairments for any reporting units in 2019.
As of February 22, 2019, we had remaining goodwill and net intangible assets recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill	Other Intangible Assets, Net
Americas	$203.6	$79.3
EMEA	18.7	36.1
Other category	18.5	3.9
Total	$240.8	$119.3
As of the valuation date, the enterprise value available for goodwill determined as described above is in excess of the underlying reported value of goodwill as follows:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,404.8
EMEA	40.5
Other category	53.3

For each reporting unit, the excess enterprise value available for goodwill is primarily driven by the residual value of future years. Thus, increasing the discount rate by 1%, leaving all other assumptions unchanged, would reduce the enterprise value in excess of goodwill to the following amounts:

Reportable Segment	Enterprise Value Available in Excess of Goodwill
Americas	$1,230.3
EMEA	29.9
Other category	43.3
As of February 22, 2019, no reporting unit had goodwill balances in excess of enterprise value available for goodwill based on the sensitivity analysis above.
See Note 2 and Note 11 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 22, 2019 and February 23, 2018, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 22, 2019	February 23, 2018	February 22, 2019	February 23, 2018
Fair value of plan assets	$30.0	$33.1	$—	$—
Benefit plan obligations	76.2	80.1	40.7	43.4
Funded status	$(46.2)	$(47.0)	$(40.7)	$(43.4)
The post-retirement medical and life insurance plans are unfunded. As of February 22, 2019, approximately 68% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $156.1 as of February 22, 2019 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
Based on consolidated benefit obligations as of February 22, 2019, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2019 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $15. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 22, 2019, our initial rate of 6.75% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 22, 2019, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2019 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All experience gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net experience losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
See Note 15 to the consolidated financial statements for additional information.
Forward-Looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the SEC. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. In 2019, 2018 and 2017, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the U.K. pound sterling, the Mexican peso, the Chinese renminbi, the Malaysian ringgit and the Indian rupee. Revenue from foreign locations represented approximately 31% of our consolidated revenue in 2019, 33% in 2018 and 31% in 2017. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by less than $5 in each of 2019, 2018 and 2017. These estimates assume no changes other than the exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 22, 2019 and February 23, 2018, the cumulative net currency translation adjustments reduced shareholders’ equity by $47.4 and $24.7, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net on the Consolidated Statements of Income. In 2019, net foreign currency exchange gains were $0.3. In 2018, net foreign currency exchange losses were $4.8 and in 2017, net foreign currency exchange gains were $3.4.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash equivalents, long-term investments and short-term and long-term borrowings. Our cash is primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $42.7 and $45.4 as of February 22, 2019 and February 23, 2018, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2019, 2018 and 2017, mainly as a result of higher interest income on our cash equivalents and investments. Significant changes in interest rates could have an impact on the market value of our investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
See Note 7 and Note 13 to the consolidated financial statements for additional information.

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
As a result of changes in commodity costs, cost of sales increased approximately $36 during 2019, increased approximately $13 during 2018, and decreased approximately $6 in 2017. The increase in commodity costs during 2019 and 2018 was driven primarily by higher steel and fuel costs. The decrease in commodity costs during 2017 was driven primarily by lower fuel and other costs, partially offset by higher steel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $13 in 2019, and approximately $12 in 2018 and 2017. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies, which totaled $47.5 as of February 22, 2019. Our variable life COLI policies were allocated at approximately 25% fixed income and 75% equity investments as of February 22, 2019.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2019, 2018 and 2017. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by favorable changes in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
See Note 7 and Note 10 to the consolidated financial statements for additional information.

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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 22, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 22, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 22, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 22, 2019, of the Company and our report dated April 12, 2019, expressed an unqualified opinion on those financial statements.
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
April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 22, 2019 and February 23, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended February 22, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 22, 2019 and February 23, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 22, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 22, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
April 12, 2019

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Revenue	$3,443.2	$3,055.5	$3,032.4
Cost of sales	2,355.3	2,050.3	2,020.6
Restructuring costs	—	—	4.2
Gross profit	1,087.9	1,005.2	1,007.6
Operating expenses	904.3	850.0	810.5
Restructuring costs	—	—	0.9
Operating income	183.6	155.2	196.2
Interest expense	(37.5)	(17.5)	(17.2)
Investment income	2.9	1.5	1.4
Other income, net	14.9	22.3	15.9
Income before income tax expense	163.9	161.5	196.3
Income tax expense	37.9	80.8	71.7
Net income	$126.0	$80.7	$124.6
Earnings per share:
Basic	$1.06	$0.68	$1.03
Diluted	$1.05	$0.68	$1.03

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Net income	$126.0	$80.7	$124.6

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	0.4	—	(1.4)
Pension and other post-retirement liability adjustments	(6.6)	1.1	4.7
Derivative adjustments	(12.9)	—	—
Foreign currency translation adjustments	(22.7)	38.6	(12.4)
Total other comprehensive income (loss), gross	(41.8)	39.7	(9.1)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	(0.1)	—	0.5
Pension and other post-retirement liability adjustments	1.6	0.6	(2.4)
Derivative adjustments	3.3	—	—
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	4.8	0.6	(1.9)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.3	—	(0.9)
Pension and other post-retirement liability adjustments	(5.0)	1.7	2.3
Derivative adjustments	(9.6)	—	—
Foreign currency translation adjustments	(22.7)	38.6	(12.4)
Total other comprehensive income (loss), net	(37.0)	40.3	(11.0)
Comprehensive income	$89.0	$121.0	$113.6

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 22, 2019	February 23, 2018
ASSETS
Current assets:
Cash and cash equivalents	$261.3	$283.1
Accounts receivable, net of allowances of $8.7 and $11.1	390.3	300.3
Inventories	224.8	184.6
Prepaid expenses	19.5	19.2
Assets held for sale	—	13.4
Other current assets	52.7	53.3
Total current assets	948.6	853.9
Property, plant and equipment, net of accumulated depreciation of $1,009.3 and $998.1	455.5	435.1
Company-owned life insurance ("COLI")	156.1	172.2
Deferred income taxes	135.8	135.4
Goodwill	240.8	138.2
Other intangible assets, net of accumulated amortization of $55.8 and $44.6	119.3	45.6
Investments in unconsolidated affiliates	56.9	48.4
Other assets	29.4	30.4
Total assets	$2,142.4	$1,859.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241.2	$223.1
Short-term borrowings and current portion of long-term debt	4.1	2.8
Accrued expenses:
Employee compensation	168.1	145.0
Employee benefit plan obligations	37.1	39.2
Accrued promotions	27.7	25.5
Customer deposits	20.0	28.2
Product warranties	16.4	18.1
Other	80.6	72.8
Total current liabilities	595.2	554.7
Long-term liabilities:
Long-term debt less current maturities	482.9	292.2
Employee benefit plan obligations	141.6	130.8
Other long-term liabilities	72.9	68.2
Total long-term liabilities	697.4	491.2
Total liabilities	1,292.6	1,045.9
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 87,594,913 and 85,728,770 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 29,171,697 and 30,428,673 issued and outstanding	—	—
Additional paid-in capital	16.4	4.6
Accumulated other comprehensive loss	(47.3)	(10.3)
Retained earnings	880.7	819.0
Total shareholders’ equity	849.8	813.3
Total liabilities and shareholders’ equity	$2,142.4	$1,859.2

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Common Shares Outstanding	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
February 26, 2016	119,370,766	$—	$—	$—	$(39.6)	$776.5	$736.9
Common stock issuance	48,045			0.7			0.7
Common stock repurchases	(3,507,238)			(22.9)		(25.5)	(48.4)
Tax effect of exercise of stock awards				3.3			3.3
Performance units issued as common stock	469,232
Restricted stock units issued as common stock	942,542
Performance units and restricted stock units expense				19.1			19.1
Other repurchases related to stock vested not yet issued				(0.2)			(0.2)
Other comprehensive income (loss)					(11.0)		(11.0)
Dividends paid ($0.48 per share)						(58.5)	(58.5)
Net income						124.6	124.6
February 24, 2017	117,323,347	$—	$—	$—	$(50.6)	$817.1	$766.5
Common stock issuance	50,445			0.7			0.7
Common stock repurchases	(2,410,671)			(16.0)		(17.8)	(33.8)
Performance units issued as common stock	346,744
Restricted stock units issued as common stock	847,578
Performance units and restricted stock units expense				18.4			18.4
Other repurchases related to stock vested not yet issued				1.5			1.5
Other comprehensive income (loss)					40.3		40.3
Dividends paid ($0.51 per share)						(61.0)	(61.0)
Net income						80.7	80.7
February 23, 2018	116,157,443	$—	$—	$4.6	$(10.3)	$819.0	$813.3
Common stock issuance	53,029			0.8			0.8
Common stock repurchases	(287,328)			(4.2)			(4.2)
Performance units issued as common stock	209,353
Restricted stock units issued as common stock	634,113
Performance units and restricted stock units expense				16.9			16.9
Other repurchases related to stock vested not yet issued				(1.7)			(1.7)
Other comprehensive income (loss)					(37.0)		(37.0)
Dividends paid ($0.54 per share)						(64.3)	(64.3)
Net income						126.0	126.0
February 22, 2019	116,766,610	$—	$—	$16.4	$(47.3)	$880.7	$849.8

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
OPERATING ACTIVITIES
Net income	$126.0	$80.7	$124.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.6	65.9	60.3
Gains related to sales of investments in unconsolidated affiliates	—	(14.4)	—
Deferred income taxes	(0.8)	52.9	26.8
Non-cash stock compensation	17.7	19.1	19.8
Equity in income of unconsolidated affiliates	(13.7)	(12.8)	(9.7)
Dividends received from unconsolidated affiliates	9.1	10.3	9.9
Loss on derivative instruments	(13.0)	—	—
Other	(12.5)	(9.5)	(8.8)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(66.4)	18.5	11.9
Inventories	(24.0)	(8.5)	(5.1)
Long-term income taxes receivable	—	18.7	(18.5)
Other assets	10.2	4.5	(4.4)
Accounts payable	8.5	(0.7)	9.5
Employee compensation liabilities	21.1	(13.8)	(8.8)
Accrued expenses and other liabilities	(12.6)	16.1	(36.8)
Net cash provided by operating activities	131.2	227.0	170.7
INVESTING ACTIVITIES
Capital expenditures	(81.4)	(87.9)	(61.1)
Proceeds from disposal of fixed assets	20.5	7.9	1.9
Purchases of investments	—	(52.1)	(112.6)
Liquidations of investments	—	125.6	126.6
Proceeds related to sales of investments in unconsolidated affiliates	—	19.0	—
Proceeds from COLI policies	22.1	4.2	—
Acquisitions, net of cash acquired	(226.2)	(68.3)	(4.0)
Other	(6.6)	4.1	0.8
Net cash used in investing activities	(271.6)	(47.5)	(48.4)
FINANCING ACTIVITIES
Dividends paid	(64.3)	(61.0)	(58.5)
Common stock repurchases	(4.2)	(33.8)	(48.4)
Borrowings on lines of credit	323.1	—	—
Repayments on lines of credit	(323.1)	—	—
Borrowings of long-term debt	450.0	—	—
Repayments of long-term debt	(252.7)	(2.7)	(2.3)
Debt issuance costs and other financing activities	(6.5)	—	3.3
Net cash provided by (used in) financing activities	122.3	(97.5)	(105.9)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	4.0	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20.8)	86.0	15.2
Cash and cash equivalents and restricted cash, beginning of period (1)	285.6	199.6	184.4
Cash and cash equivalents and restricted cash, end of period (2)	$264.8	$285.6	$199.6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$36.2	$4.8	$67.7
Interest paid, net of amounts capitalized	$34.5	$17.0	$17.0
_______________________________________

(1)	These amounts include restricted cash of $2.5 as of February 23, 2018, February 24, 2017 and February 26, 2016, respectively.

(2)	These amounts include restricted cash of $3.5, $2.5 and $2.5 as of February 22, 2019, February 23, 2018 and February 24, 2017, respectively.
All of these amounts primarily represent funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other assets in the Consolidated Balance Sheets.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 12,700 employees. We operate manufacturing and distribution center facilities in 25 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in more than 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 21.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method and cost method investments are reported in Other income, net on the Consolidated Statements of Income. See Note 12 for additional information.
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 22, 2019, February 23, 2018 and February 24, 2017 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 22, 2019 and February 23, 2018 was $3.5 and $2.5, respectively, and consisted of funds held in escrow for potential future workers’ compensation claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. The Americas segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The EMEA segment values inventories primarily using the first in, first out method (“FIFO”). Businesses within the Other category primarily use the first in, first out or the average cost inventory valuation methods. See Note 8 for additional information.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that materially extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. See Note 9 for additional information.
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
Operating Leases
Rent expense under operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent. Rent expense under operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable. See Note 19 for additional information.
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2018, we evaluated goodwill and intangible assets using six reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex and PolyVision. In 2019, we also evaluated goodwill and intangible assets using the same six reporting units as 2018 plus additional reporting units for AMQ, Smith System, Orangebox UK and Orangebox US. See Note 11 for additional information.
Other intangible assets subject to amortization consist primarily of proprietary technology, trademarks, customer relationships and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment in a manner consistent with goodwill. See Note 11 for additional information.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 22, 2019	February 23, 2018
Assets:
Long-term - Other assets	$4.1	$4.4
Liabilities:
Current - Accrued expenses - other	3.0	3.0
Long-term - Other long-term liabilities	12.7	12.9
	15.7	15.9
Net reserve	$11.6	$11.5
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 22, 2019	February 23, 2018
Assets:
Long-term - Other long-term assets	$1.5	$2.7
Liabilities:
Current - Accrued expenses - other	0.8	1.3
Long-term - Other long-term liabilities	4.0	6.7
	4.8	8.0
Net reserve	$3.3	$5.3
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
The estimate for unpaid employee medical, dental, and short-term disability claims incurred as of February 22, 2019 and February 23, 2018 was $4.3 and $3.9, respectively, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets.
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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Balance as of beginning of period	$36.8	$41.3	$42.1
Accruals related to product warranties, recalls and retrofits	6.1	10.6	19.5
Reductions for settlements	(11.6)	(15.8)	(20.1)
Currency translation adjustments	(0.3)	0.7	(0.2)
Balance as of end of period	$31.0	$36.8	$41.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our reserve for estimated settlements expected to be paid beyond one year as of February 22, 2019 and February 23, 2018 was $14.5 and $18.7, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the end of each fiscal year and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost) or experience gains (losses) are reported, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. See Note 15 for additional information.
Environmental Matters
Environmental expenditures related to current operations are expensed. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are also expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments are fixed and reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 22, 2019	February 23, 2018
Current:
Accrued expenses - other	$0.7	$0.7
Long-term:
Other long-term liabilities	2.4	2.5
Total environmental contingencies (discounted)	$3.1	$3.2
The environmental liabilities were discounted using a rate of 3.5% as of February 22, 2019 and February 23, 2018. Our undiscounted liabilities were $3.6 and $3.7 as of February 22, 2019 and February 23, 2018, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to improve existing products and procedures or to lead to the development of new products and procedures, are expensed as incurred and were $53.7 for 2019, $44.0 for 2018 and $35.8 for 2017.
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
We record reserves for uncertain tax positions except to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. See Note 17 for additional information.
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled. Restricted stock units and performance units are credited to shareholders' equity as they are expensed over the requisite service periods based on the grant date fair value of the shares expected to be issued. See Note 18 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $487.0 and $295.0 as of February 22, 2019 and February 23, 2018, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $492 and $316 as of February 22, 2019 and February 23, 2018, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
See Note 7 and Note 13 for additional information.
We may use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. In 2019, the Company entered into a treasury rate lock agreement to manage our exposure to changes in interest rates and our overall cost of borrowing. We do not use derivatives for speculative or trading purposes.
See Note 14 for additional information.
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts relate to the euro, the Mexican peso, the United Kingdom pound sterling, the Canadian dollar, the Australian dollar, the Malaysian ringgit and the Japanese yen. See Note 7 for additional information.
Assets and liabilities related to foreign exchange forward contracts as of February 22, 2019 and February 23, 2018 are summarized below:

Consolidated Balance Sheets	February 22, 2019	February 23, 2018
Other current assets	$3.9	$2.1
Accrued expenses	(0.5)	(1.4)
Total net fair value of foreign exchange forward contracts (1)	$3.4	$0.7
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $124.6 as of February 22, 2019 and $95.7 as of February 23, 2018.
Net gains (losses) recognized from foreign exchange forward contract activity in 2019, 2018 and 2017 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Cost of sales	$1.5	$2.8	$(1.1)
Operating expenses	0.3	0.6	0.8
Other income, net	2.7	(4.8)	1.2
Total net gain (loss)	$4.5	$(1.4)	$0.9
The net gains or losses recognized from foreign exchange forward instruments in other income, net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The amended guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted the amended guidance using the practical expedient which allows entities to use information previously disclosed in their pension and other post-retirement benefit plans footnote as the basis to apply the retrospective presentation requirements.
The adoption of this ASU resulted in the following reclassifications in our 2018 and 2017 Consolidated Statements of Income:

Reclassifications Resulting from Adoption of ASU 2017-07	Year Ended
	February 23, 2018	February 24, 2017
Cost of sales	$0.9	$2.8
Operating expenses	(0.1)	1.2
Operating income	(0.8)	(4.0)
Other income (expense), net	0.8	4.0
Income before income tax expense	$—	$—
The amounts reclassified in 2018 include $7.1 of charges related to annuitizing three of our smaller defined benefit plans. There was no impact to Net income on our Consolidated Statements of Income as a result of this accounting change.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts with Customers (Topic 606), which establishes a new standard on revenue recognition. The new standard (along with its related clarifying amendments) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. We adopted the updated guidance using the modified retrospective method, which did not have a material impact on our consolidated financial statements except for enhanced disclosures. All necessary changes required by the new standard, including those related to our accounting policies, controls and disclosures, have been identified and implemented as of the beginning of 2019. See Note 4 for additional information.
Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The adoption of this guidance will not have a material effect on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.
ASC 842 will be effective for us beginning on February 23, 2019. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will result in an increase in assets and liabilities on our Consolidated Balance Sheets. During 2019, we have made progress on implementing the new standard, including assessing our portfolio of leases and selecting a lease accounting software to support the new reporting requirements of the standard. We will adopt the standard using the optional transition method defined within ASU 2018-11.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments.

Product Category Data	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Americas
Systems and storage	$1,233.9	$1,102.8	$1,136.0
Seating	706.3	673.7	660.0
Other (1)	530.0	417.3	435.9
EMEA
Systems and storage	233.2	216.8	201.9
Seating	187.1	155.1	140.5
Other (1)	196.7	152.3	161.5
Other
Systems and storage	59.1	65.7	47.4
Seating	93.6	78.2	71.4
Other (1)	203.3	193.6	177.8
	$3,443.2	$3,055.5	$3,032.4
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

In the Americas segment, no industry or vertical market individually represented more than 14%, 12% or 13% of Americas revenue in 2019, 2018 and 2017, respectively.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
United States	$2,170.3	$2,039.6	$2,104.4
Foreign locations	1,272.9	1,015.9	928.0
	$3,443.2	$3,055.5	$3,032.4
In the EMEA segment, approximately 88%, 85% and 84% of revenue was from Western Europe in 2019, 2018 and 2017, respectively. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 4% of our consolidated revenue in 2019.
No single customer represented more than 5% of our consolidated revenue in 2019, 2018, or 2017.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Consolidated Balance Sheets.
Changes in the Customer deposits balance during the year ended February 22, 2019 are as follows:

Customer Deposits
Balance as of February 23, 2018	$28.2
Increases due to deposits received, net of other adjustments	17.1
Revenue recognized	(25.3)
Balance as of February 22, 2019	$20.0
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

Computation of Earnings per Share	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Net income	$126.0	$80.7	$124.6
Adjustment for earnings attributable to participating securities	(2.5)	(1.5)	(2.4)
Net income used in calculating earnings per share	$123.5	$79.2	$122.2
Weighted-average common shares outstanding including participating securities (in millions)	119.1	119.2	120.7
Adjustment for participating securities (in millions)	(2.4)	(2.3)	(2.3)
Shares used in calculating basic earnings per share (in millions)	116.7	116.9	118.4
Effect of dilutive stock-based compensation (in millions)	0.4	0.2	0.5
Shares used in calculating diluted earnings per share (in millions)	117.1	117.1	118.9
Earnings per share:
Basic	$1.06	$0.68	$1.03
Diluted	$1.05	$0.68	$1.03
Total common shares outstanding at period end (in millions)	116.8	116.2	117.3
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	0.2	0.5	0.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 22, 2019 and February 23, 2018:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 24, 2017	$(0.3)	$13.0	$—	$(63.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	—	3.0	—	38.6	41.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.3)	—	—	(1.3)
Net other comprehensive income (loss) during period	—	1.7	—	38.6	40.3
Balance as of February 23, 2018	$(0.3)	$14.7	$—	$(24.7)	$(10.3)
Other comprehensive income (loss) before reclassifications	0.3	0.5	(9.7)	(22.8)	(31.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.5)	0.1	0.1	(5.3)
Net other comprehensive income (loss) during period	0.3	(5.0)	(9.6)	(22.7)	(37.0)
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 22, 2019 and February 23, 2018:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 22, 2019	February 23, 2018
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(6.2)	$(3.2)	Other income, net (1)
Prior service cost (credit)	(1.0)	(7.1)	Other income, net (1)
Settlements - Actuarial losses (gains)	—	7.1	Other income, net (1)
	1.7	1.9	Income tax expense
	(5.5)	(1.3)
Derivative adjustments	0.1	—	Interest expense
Foreign currency translation	0.1	—	Other income, net
Total reclassifications	$(5.3)	$(1.3)
___________________

(1)	The 2018 amounts were reclassified from Costs of sales and Operating expenses to Other income, net as a result of the adoption of ASU 2017-07.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	FAIR VALUE
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
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 22, 2019 and February 23, 2018 are summarized below:

Fair Value of Financial Instruments	February 22, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$261.3	$—	$—	$261.3
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	3.9	—	3.9
Auction rate securities	—	—	3.9	3.9
	$264.8	$3.9	$3.9	$272.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Fair Value of Financial Instruments	February 23, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$283.1	$—	$—	$283.1
Restricted cash	2.5	—	—	2.5
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate securities	—	—	3.5	3.5
	$285.6	$2.1	$3.5	$291.2
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities
As of February 22, 2019, we held auction rate securities (“ARS”) with a total par value of $6.5 and an adjusted fair value of $3.9. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized losses on our ARS investments of $2.5 and $0.1, respectively. The investments other-than-temporarily impaired were impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income. Unrealized losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The unrealized losses are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments.
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
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 22, 2019 and February 23, 2018:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 24, 2017	$3.5
Unrealized gain on investments	—
Balance as of February 23, 2018	$3.5
Unrealized gain on investments	0.4
Balance as of February 22, 2019	$3.9
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2019 or 2018. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INVENTORIES

Inventories	February 22, 2019	February 23, 2018
Raw materials and work-in-process	$118.3	$98.3
Finished goods	127.2	105.3
	245.5	203.6
Revaluation to LIFO	20.7	19.0
	$224.8	$184.6
The portion of inventories determined by the LIFO method aggregated $96.9 and $76.3 as of February 22, 2019 and February 23, 2018, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 22, 2019	February 23, 2018
Land		$35.2	$36.3
Machinery and equipment	3 – 15	755.1	719.2
Buildings and improvements	10 – 40	404.2	396.7
Capitalized software	3 – 10	109.5	112.3
Furniture and fixtures	5 – 8	58.9	58.9
Leasehold improvements	3 – 15	73.5	74.9
Construction in progress		28.4	34.9
		1,464.8	1,433.2
Accumulated depreciation		(1,009.3)	(998.1)
		$455.5	$435.1
A majority of the net book value of property, plant and equipment relates to machinery and equipment of $203.2 and $183.4 and buildings and improvements of $118.5 and $116.0 as of February 22, 2019 and February 23, 2018, respectively. Depreciation expense on property, plant and equipment was $69.3 for 2019, $64.5 for 2018 and $59.3 for 2017. The estimated cost to complete construction in progress was $33.2 and $15.4 as of February 22, 2019 and February 23, 2018, respectively. As of February 22, 2019, there were no assets held for sale. As of February 23, 2018, assets held for sale were $13.4. The amount was related to the fair value of an aircraft included as part of the Americas segment and sold in 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
A portion of our investments in COLI are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The designation of our COLI investments as funding sources for our long-term benefit plan obligations does not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can redesignate them to another purpose at any time.
The net returns in cash surrender value, normal insurance expenses and any death benefit gains related to our investments in COLI policies ("COLI income") are recorded in Operating expenses on the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses on the Consolidated Statements of Income. COLI income totaled $7.5 in 2019, $10.3 in 2018 and $9.5 in 2017.
The balances of our COLI investments as of February 22, 2019 and February 23, 2018 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 22, 2019	Net Cash Surrender Value
				February 22, 2019	February 23, 2018
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$108.6	$124.3
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	25% fixed income; 75% equity	47.5	47.9
				$156.1	$172.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 22, 2019 and February 23, 2018, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 24, 2017	$88.2	$—	$18.5	$106.7
Acquisitions (1)	31.2	—	—	31.2
Currency translation adjustments	0.3	—	—	0.3
Goodwill	121.4	265.0	116.5	502.9
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 23, 2018	$119.7	$—	$18.5	$138.2
Acquisitions (1) (2)	84.2	18.8	—	103.0
Currency translation adjustments	(0.3)	(0.1)	—	(0.4)
Goodwill	205.3	283.7	116.5	605.5
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 22, 2019	$203.6	$18.7	$18.5	$240.8
________________________

(1)
In 2018, we acquired AMQ Solutions and certain assets of Tricom Vision Limited resulting in a goodwill addition in the Americas segment. The purchase accounting was finalized in 2019. See Note 20 for additional information.

(2)
In 2019, we acquired Smith System Manufacturing Company, resulting in a goodwill addition in the Americas segment. We also acquired Orangebox Group Limited, resulting in goodwill additions in the Americas and EMEA segments. See Note 20 for additional information.

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
Based on the results of the annual impairment tests, we concluded that no goodwill impairment existed as of February 22, 2019 or February 23, 2018. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 22, 2019 and February 23, 2018, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 22, 2019				February 23, 2018
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships (1) (2)	11.0	$57.0	$4.1	$52.9	$25.5	$0.4	$25.1
Trademarks (1) (2)	9.9	35.8	11.0	24.8	11.2	9.9	1.3
Proprietary technology	9.8	26.8	23.8	3.0	26.8	23.4	3.4
Know-how/designs (2)	9.0	21.0	1.3	19.7	—	—	—
Non-compete agreements	6.2	1.2	1.2	—	1.2	1.2	—
Other (1) (2)	4.7	20.5	14.4	6.1	12.7	9.7	3.0
		162.3	55.8	106.5	77.4	44.6	32.8
Intangible assets not subject to amortization:
Trademarks and other	n/a	12.8	—	12.8	12.8	—	12.8
		$175.1	$55.8	$119.3	$90.2	$44.6	$45.6
________________________

(1)	In 2018, we acquired AMQ Solutions and certain assets of Tricom Vision Limited resulting in additional intangible assets in the Americas segment. See Note 20 for additional information.

(2)
In 2019, we acquired Smith System Manufacturing Company, resulting in additional intangible assets in the Americas segment. We also acquired Orangebox Group Limited resulting in additional intangible assets in the Americas and EMEA segments. See Note 20 for additional information.

In 2019 and 2018, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $12.3 in 2019, $1.3 in 2018 and $1.0 for 2017. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2020	12.4
2021	11.9
2022	11.7
2023	11.6
2024	11.1
$58.7
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in unconsolidated affiliates	February 22, 2019		February 23, 2018
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$28.1	25%-40%	$26.0	25%-40%
Manufacturing joint venture	10.9	49%	9.4	49%
IDEO and other	6.5	5%-28%	6.1	5%-28%
	45.5		41.5
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	5.6	Less than 10%	1.1	Less than 10%
	11.4		6.9
Total investments in unconsolidated affiliates	$56.9		$48.4
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Dealer relationships	$9.9	$8.5	$8.0
Manufacturing joint venture	2.8	3.3	1.1
IDEO and other	1.0	1.0	0.6
Total equity in earnings of unconsolidated affiliates	$13.7	$12.8	$9.7
Dealer Relationships
We have invested in dealers from time to time to expand or maintain our geographic presence and support our distribution network.
Manufacturing Joint Ventures
We have entered into manufacturing joint ventures from time to time to expand or maintain our geographic presence. Our only current manufacturing joint venture is Steelcase Jeraisy Company Limited, which is located in the Kingdom of Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, seating, accessories and related products for the Kingdom.
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. During 2018, we sold a portion of our equity interest in IDEO and recorded gains of $13.9 in Other income, net on the Consolidated Statement of Income. The gains included a $10.0 premium related to a change in control of the affiliate and $3.9 on the sale of our interest. As of February 22, 2019 and February 23, 2018 we owned a 5% equity interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 22, 2019	February 23, 2018
Total current assets	$230.2	$225.0
Total non-current assets	69.1	56.3
Total assets	$299.3	$281.3
Total current liabilities	$143.6	$146.9
Total long-term liabilities	15.5	8.7
Total liabilities	$159.1	$155.6

Statements of Income	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Revenue	$806.4	$708.9	$649.1
Gross profit	235.6	214.7	182.2
Income before income tax expense	64.2	54.6	40.8
Net income	60.3	45.3	36.9

Supplemental Information	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Dividends received from unconsolidated affiliates	$9.1	$10.3	$9.9
Sales to unconsolidated affiliates	302.6	254.7	270.0
Amount due from unconsolidated affiliates	11.4	12.1	10.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 22, 2019	Fiscal Year Maturity Range	February 22, 2019	February 23, 2018
U.S. dollar obligations:
Senior notes (1)	5.125%	2029	$442.6	$—
Senior notes (2)		2021	—	249.1
Revolving credit facilities (3)(5)		2022	—	—
Notes payable (4)	3.7%	2024	42.7	45.4
			485.3	294.5
Foreign currency obligations:
Revolving credit facilities (5)			—	—
Notes payable	6.0% - 9.0%		0.3	0.3
Bank overdraft	0.65%		1.4	—
Capitalized lease obligations	1.4%	2020	—	0.2
Total short-term borrowings and long-term debt			487.0	295.0
Short-term borrowings and current portion of long-term debt (6)			4.1	2.8
Long-term debt			$482.9	$292.2
____________________

(1)
In Q4 2019, we issued $450 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. The 2029 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2029 Notes at any time. The redemption price would equal the greater of (1) the principal amount of the notes being redeemed; or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 40 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. During 2019, amortization expense related to the discount and debt issuance costs on the 2029 Notes was not material.

(2)
In Q4 2019, we redeemed the $250 outstanding aggregate principal amount of our 6.375% unsecured unsubordinated senior notes due in February 2021 (“2021 Notes”). The redemption price was equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2021 Notes, discounted to the redemption date at a rate of 3.0%, together with accrued and unpaid interest through the redemption date. The Company incurred aggregate charges of $16.9 related to the early retirement of the debt and write-off of the remaining issuance costs and discount associated with the 2021 Notes.

(3)
We have a $200 global committed bank facility, which has an interest rate of LIBOR plus an applicable margin and expires in 2022. As of February 22, 2019 and February 23, 2018, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.

In addition, we have revolving credit agreements of $48.5 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 22, 2019, we had $13.4 in outstanding bank guarantees and standby letters of credit against these agreements. We had no draws against our standby letters of credit during 2019 and 2018, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
We have a $42.7 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $32 balloon payment due in 2024. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(5)
We have unsecured uncommitted short-term credit facilities of up to $5.6 of U.S. dollar obligations and up to $23.7 of foreign currency obligations with various financial institutions available for working capital purposes as of February 22, 2019. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 22, 2019 and February 23, 2018.

(6)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 2.1% as of February 22, 2019 and 2.8% as of February 23, 2018.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2020	$4.1
2021	2.6
2022	2.6
2023	2.6
2024	32.2
Thereafter	442.9
$487.0

Global Credit Facility
Our $200 committed unsecured revolving syndicated credit facility expires in 2022. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $75 by obtaining at least one commitment from one or more lenders. There are currently no borrowings outstanding under the facility.
We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:

•	the Eurocurrency rate plus the applicable margin as set forth in the credit agreement, for interest periods of one, two, three or six months; or

•
for floating rate loans (as defined in the credit agreement), the greater of the prime rate, the Federal funds effective rate plus 0.5%, and the Eurocurrency rate for a one month interest period plus 1%, plus the applicable margin as set forth in the credit agreement.

Up to $25 of the aggregate commitment can be borrowed under a swing line provision, at an agreed upon rate between us and the swing line lender.
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

The facility does not include any restrictions on cash dividend payments or share repurchases. As of February 22, 2019 and February 23, 2018, we were in compliance with all covenants under the facility.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. DERIVATIVE INSTRUMENTS
From time to time, we enter into derivative financial instruments to manage exposure to movements in interest rates and the impact to our overall cost of borrowing. The use of these instruments modifies the exposure of these risks with the intent of reducing our risk of volatility. We do not use derivatives for speculative trading purposes.
Interest Rate Lock
In November 2018, we entered into an interest rate lock to hedge potential movements in the then-current interest rate on 10-year U.S. Treasury notes in anticipation of the issuance of our 2029 Notes, which were issued in January 2019. The derivative position was terminated when the 2029 Notes were priced on January 16, 2019. The interest rate lock was for an aggregate notional amount of $400 and a fixed rate of 3.1%. The interest rate lock was designated as a cash flow hedge.
We documented our cash flow hedging strategy and risk management objective to reduce interest rate risk on anticipated future interest payments for this contract in anticipation of our future debt issuance. Upon termination of the interest rate lock, we recorded a loss of $13.0, which is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of February 22, 2019. The loss is being amortized over the 10-year life of the 2029 Notes. There were no gains or losses recognized against earnings for hedge ineffectiveness related to the interest rate lock in 2019.
15. EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 22, 2019	February 23, 2018
Defined contribution retirement plans	$25.0	$23.9
Post-retirement medical benefits	40.7	43.4
Defined benefit pension plans	57.3	47.0
Deferred compensation plans and agreements	55.7	55.2
	$178.7	$169.5

Employee benefit plan assets
Long-term asset	$—	$0.5
	$—	$0.5

Employee benefit plan obligations
Current portion	$37.1	$39.2
Long-term portion	141.6	130.8
	$178.7	$170.0

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
Total expense under all defined contribution retirement plans was $35.3 for 2019, $33.7 for 2018 and $32.7 for 2017. We expect to fund approximately $38.6 related to our defined contribution plans in 2020, including funding related to our discretionary profit sharing contributions.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Retirement Medical Benefits
We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 10 for additional information. While we do not expect the timing of cash flows to closely match, we intend to hold the policies until maturity, and we expect the policies will generate insufficient cash to cover the obligation payments over the next several years and generate excess cash in later years.
Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified foreign retirement plans as well as domestic non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan is unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 10 for additional information. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 22, 2019		February 23, 2018
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$30.0	$—	$33.1	$—
Projected benefit plan obligations	44.7	31.5	47.5	32.6
Funded status	$(14.7)	$(31.5)	$(14.4)	$(32.6)
Long-term asset	—	—	0.5	—
Current liability	(0.4)	(3.8)	(0.1)	(3.8)
Long-term liability	(14.3)	(27.7)	(14.8)	(28.8)
Total benefit plan obligations	$(14.7)	$(31.5)	$(14.4)	$(32.6)
Accumulated benefit obligation	$23.7	$31.3	$42.5	$32.4

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

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 22, 2019	February 23, 2018	February 22, 2019	February 23, 2018
Change in plan assets:
Fair value of plan assets, beginning of year	$33.1	$46.7	$—	$—
Actual return on plan assets	0.3	2.4	—	—
Employer contributions	4.3	4.5	3.6	3.4
Plan participants’ contributions	—	—	1.9	1.9
Estimated Medicare subsidies received	—	—	—	0.1
Expenses	—	(0.2)	—	—
Currency changes	(2.0)	3.6	—	—
Benefits paid	(5.7)	(23.9)	(5.5)	(5.4)
Fair value of plan assets, end of year	30.0	33.1	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	80.1	96.8	43.4	46.0
Service cost	2.2	2.7	0.1	0.2
Interest cost	2.1	2.1	1.6	1.7
Amendments	1.0	—	—	—
Net actuarial (gain) loss	(0.2)	(3.3)	(0.8)	(1.2)
Plan participants’ contributions	—	—	1.9	1.9
Medicare subsidies received	—	—	—	0.1
Settlements	—	(0.1)	—	—
Currency changes	(3.3)	5.8	—	0.1
Benefits paid	(5.7)	(23.9)	(5.5)	(5.4)
Benefit plan obligations, end of year	76.2	80.1	40.7	43.4
Funded status	$(46.2)	$(47.0)	$(40.7)	$(43.4)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	$—	$0.5	$—	$—
Current liability	(4.2)	(3.9)	(3.4)	(3.5)
Long-term liability	(42.0)	(43.6)	(37.3)	(39.9)
Net amount recognized	$(46.2)	$(47.0)	$(40.7)	$(43.4)

Amounts recognized in accumulated other comprehensive income—pretax:
Actuarial loss (gain)	$12.8	$12.7	$(22.9)	$(26.0)
Prior service credit	0.6	(0.5)	—	(2.3)
Total amounts recognized in accumulated other comprehensive income—pretax	$13.4	$12.2	$(22.9)	$(28.3)

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$0.4	$0.3	$(3.4)	$(3.8)
Prior service credit	(0.1)	(0.2)	—	(2.3)
Total amounts recognized in accumulated other comprehensive income—pretax	$0.3	$0.1	$(3.4)	$(6.1)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017	February 22, 2019	February 23, 2018	February 24, 2017
Components of expense:
Service cost	$2.2	$2.7	$2.8	$0.1	$0.2	$0.5
Interest cost	2.1	2.1	3.1	1.6	1.7	2.8
Amortization of net loss (gain)	0.3	0.5	0.7	(3.8)	(3.7)	(0.8)
Amortization of prior year service credit	(0.2)	(0.2)	(0.2)	(2.2)	(7.0)	(8.6)
Expected return on plan assets	(1.5)	(1.4)	(1.9)	—	—	—
Settlement	—	7.1	0.9	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.9	10.8	5.4	(4.3)	(8.8)	(6.1)
The non-service cost components of net pension and post-retirement credit in the years ended February 22, 2019, February 23, 2018 and February 24, 2017 are presented in Other income, net. See Note 3 for additional information related to the adoption of ASU 2017-07.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	1.0	(4.3)	6.9	(0.8)	(1.2)	(18.3)
Prior service cost (credit)	1.0	—	—	—	—	—
Amortization of gain (loss)	(0.3)	(0.5)	(1.7)	3.8	3.7	0.8
Amortization of prior year service credit	0.2	0.2	0.2	2.2	7.0	8.6
Losses recognized as part of the curtailment / settlement	—	(7.3)	—	—	—	—
Other	—	—	—	0.1	—	—
Total recognized in other comprehensive income	1.9	(11.9)	5.4	5.3	9.5	(8.9)
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$4.8	$(1.1)	$10.8	$1.0	$0.7	$(15.0)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 24, 2017	$15.0	$(2.0)	$13.0
Amortization of prior service cost (credit) included in net periodic pension cost	(7.1)	2.9	(4.2)
Net prior service (cost) credit during period	(7.1)	2.9	(4.2)
Net actuarial gain (loss) arising during period	5.5	(1.5)	4.0
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.2)	1.4	(1.8)
Gain/losses recognized as a part of the settlement	7.1	(2.4)	4.7
Net actuarial gain (loss) during period	9.4	(2.5)	6.9
Foreign currency translation adjustments	(1.2)	0.2	(1.0)
Current period change	1.1	0.6	1.7
Balance as of February 23, 2018	$16.1	$(1.4)	$14.7
Prior service (cost) credit from plan amendment arising during period	(1.0)	0.2	(0.8)
Amortization of prior service cost (credit) included in net periodic pension cost	(2.5)	0.6	(1.9)
Net prior service (cost) credit during period	(3.5)	0.8	(2.7)
Net actuarial gain (loss) arising during period	(0.2)	(0.1)	(0.3)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.5)	1.0	(2.5)
Gains (losses) recognized as a part of the settlement	—	—	—
Net actuarial gain (loss) during period	(3.7)	0.9	(2.8)
Foreign currency translation adjustments	0.6	(0.1)	0.5
Current period change	(6.6)	1.6	(5.0)
Balance as of February 22, 2019	$9.5	$0.2	$9.7

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017	February 22, 2019	February 23, 2018	February 24, 2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.90%	2.90%	2.90%	4.08%	3.97%	3.86%
Rate of salary progression	3.60%	3.60%	2.70%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.90%	2.80%	3.60%	3.95%	3.84%	4.29%
Expected return on plan assets	4.60%	4.80%	4.30%
Rate of salary progression	3.40%	3.50%	2.80%
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed healthcare cost trend was 6.75% for pre-age 65 retirees as of February 22, 2019, gradually declining to 4.50% after nine years. As of February 23, 2018, the assumed healthcare cost trend was 7.01% for pre-age 65 retirees, gradually declining to 4.50% after nine years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 22, 2019:

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
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 22, 2019 and February 23, 2018 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 22, 2019		February 23, 2018
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	80%	55%	78%	91%
Debt securities	16	30	17	8
Real estate	4	—	4	—
Other (1)	—	15	1	1
Total	100%	100%	100%	100%
________________________

(1)	Represents guaranteed insurance contracts, money market funds and cash.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 22, 2019 and February 23, 2018, by asset category are as follows:

Fair Value of Pension Plan Assets	February 22, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Equity securities:
International	—	24.5	—	24.5
Fixed income securities:
Bond funds	—	4.4	—	4.4
Other investments:
Property and property funds	—	1.1	—	1.1
	$—	$30.0	$—	$30.0

Fair Value of Pension Plan Assets	February 23, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities:
International	—	25.8	—	25.8
Fixed income securities:
Bond funds	—	5.5	—	5.5
Other investments:
Guaranteed insurance contracts (1)	—	—	0.4	0.4
Property funds	—	1.2	—	1.2
	$0.2	$32.5	$0.4	$33.1
_____________
(1) Guaranteed insurance contracts are valued at book value, which approximates fair value, and are calculated using the prior year balance plus or minus investment returns and changes in cash flows.

There were no material transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the years ended February 22, 2019 and February 23, 2018:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 24, 2017	$1.9	$0.7
Unrealized return on plan assets, including changes in foreign exchange rates	—	0.1
Purchases, sales, and other, net	(1.9)	(0.4)
Balance as of February 23, 2018	$—	$0.4
Purchases, sales, and other, net	—	(0.4)
Balance as of February 22, 2019	$—	$—
We expect to contribute approximately $5.1 to our pension plans and fund approximately $3.6 related to our post-retirement plans in 2020. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans

2020	$5.1	$3.6
2021	3.6	3.5
2022	3.4	3.5
2023	4.2	3.5
2024	5.1	3.4
2025 - 2029	23.0	15.2
Multi-Employer Pension Plan
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Q3 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, will result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge in 2019, which is based on our best estimate from our analysis of available information and pension regulations which specify that the liability will be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%.
In Q1 2020, we finalized a new collective bargaining agreement with our SC Transport Inc. employees and have notified the Fund of our intent to withdraw from the Fund. We expect to receive a final assessment of our withdrawal liability from the Fund during 2020. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available. If the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union. Our participation in this plan during 2019, 2018 and 2017 is outlined in the table below. Expense was recognized at the time our contributions were funded, in accordance with applicable accounting standards.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions			Surcharges Imposed or Amortization Provisions
			2018	2017		2019	2018	2017
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.2	$0.2	$0.3	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2018 and 2017 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

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
These deferred compensation obligations are unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 10 for additional information.
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and restoration retirement benefits were $4.6 for 2019, $5.9 for 2018 and $8.5 for 2017.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	CAPITAL STRUCTURE
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
Share Repurchases and Conversions
The 2019 and 2018 activity for share repurchases is as follows (share data in millions):

Share repurchases	Year ended
	February 22, 2019		February 23, 2018
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	0.3	$4.2	2.4	$33.8
Class B Common Stock	—	$—	—	$—
During 2019 and 2018, 1.3 million and 0.9 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	INCOME TAXES
In Q4 2018, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which was effective January 1, 2018 made broad and complex changes to the U.S. tax code. Following is a summary of the key corporate income tax provisions of the Tax Act:

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

In 2018, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), we recorded a provisional tax expense associated with the Tax Act of $27.9. This charge was primarily associated with a remeasurement of deferred tax assets and the net tax impact of the tax on deemed repatriation. In 2019, we recognized $1.6 of discrete tax benefits associated with finalization of our accounting for the Tax Act.
In 2019, we finalized our policy and elected to use the period cost method for the tax on GILTI provisions and therefore did not record deferred taxes for basis differences expected to reverse in future periods. We were not required to record income taxes under the BEAT provisions in 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Current income taxes:
Federal	$18.4	$15.0	$18.4
State and local	6.0	0.8	9.5
Foreign	14.6	12.1	17.0
	39.0	27.9	44.9
Deferred income taxes:
Federal	(3.6)	37.9	21.4
State and local	1.2	7.0	1.2
Foreign	1.3	8.0	4.2
	(1.1)	52.9	26.8
Income tax expense	$37.9	$80.8	$71.7
Income taxes were based on the following sources of income before income tax expense:

Source of Income Before Income Tax Expense	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Domestic	$119.4	$120.2	$136.0
Foreign	44.5	41.3	60.3
	$163.9	$161.5	$196.3
The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0% for 2019 and 32.9% for 2018 and 35.0% for 2017, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Tax expense at the U.S. federal statutory rate	$34.4	$53.2	$68.7
Impact of the Tax Act (1)	(1.6)	27.9	—
State and local income taxes, net of federal	5.7	6.7	6.5
Valuation allowance provisions and adjustments (2)	(1.3)	0.4	(2.2)
Foreign investment tax credits (3)	—	(1.6)	—
COLI income (4)	(1.6)	(3.4)	(3.3)
Foreign operations, less applicable foreign tax credits (5)	7.8	1.4	(2.0)
Impact of change to non-U.S. federal statutory tax rates (6)	(0.8)	4.0	9.3
Research tax credit	(2.9)	(2.3)	(1.8)
Tax reserve adjustments (7)	—	(0.2)	(5.3)
Other	(1.8)	(5.3)	1.8
Total income tax expense recognized	$37.9	$80.8	$71.7
________________________

(1)
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which are generally 21.0%. Those items that reversed in 2018 were remeasured using a tax rate of 32.9%. We recorded a provisional decrease to deferred tax assets of $23.9 attributable to the rate reduction and a provisional tax liability of $4.0 related to transition tax for 2018. During 2019, we

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded adjustments reducing the impact of the rate change and the transition tax by $1.0 and $0.6 respectively, representing a tax rate reduction of 1%.

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

(6)
Reductions to the French corporate tax rate resulted in the revaluation of certain deferred tax assets of our French tax group, causing an increase to income tax expense of $4.0 and $7.9 in 2018 and 2017, respectively. During 2017, reductions to the United Kingdom corporate tax rate increased tax expense by $1.5.

(7)	Adjustments in 2017 related to a French income tax audit that was settled in 2017.
Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 22, 2019	February 23, 2018
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$59.2	$55.8
Foreign and domestic net operating loss carryforwards	46.1	55.8
Reserves and accruals	16.2	18.9
Tax credit carryforwards	38.7	31.8
Other, net	17.4	16.1
Total deferred income tax assets	177.6	178.4
Valuation allowances	(7.8)	(9.5)
Net deferred income tax assets	169.8	168.9
Deferred income tax liabilities:
Property, plant and equipment	29.4	28.4
Intangible assets	10.6	3.4
Prepaid expenses	2.2	1.7
Total deferred income tax liabilities	42.2	33.5
Net deferred income taxes	$127.6	$135.4
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	135.8	135.4
Deferred income tax liabilities—non-current	8.2	—
At February 22, 2019, the valuation allowance of $7.8 included $5.8 relating to foreign deferred tax assets. In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:

•	the nature, frequency and severity of cumulative losses in recent years,

•	the predictability of future income,

•	prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets and

•	the effect of reversing taxable temporary differences.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers and sales offices in France, the United Kingdom, Singapore, Hong Kong and Brazil would be realized as of February 22, 2019. During 2019 we determined that it was more likely than not that all of our tax credits in the Czech Republic would be utilized prior to their expiration, and the reversal of the partial valuation allowance on these credits reduced tax expense by $1.7.
As a result of the Tax Act, we have the ability to repatriate cash associated with foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax, as these earnings were subject to U.S. federal income taxes in 2018.  However, this cash may be subject to foreign withholding taxes and/or U.S. state and local taxes if repatriated to the U.S.  We have provided deferred income taxes for those amounts on earnings of subsidiaries expected to be distributed.   However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries as we continue to assert indefinite reinvestment on outside basis differences not related to amounts that have been previously taxed in the U.S. or undistributed earnings generated after 2018.
Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 22, 2019	February 23, 2018
Other current assets:
Income taxes receivable	$11.6	$19.7
Other long-term assets:
Income taxes receivable	$—	$—
Accrued expenses:
Income taxes payable	$3.5	$8.6
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2020	$—	$—	$0.4	$—	$—	$0.1	$0.1	$—
2023-2038	1.0	14.1	—	0.2	1.6	—	1.8	38.7
No expiration	—	—	185.2	—	—	44.6	44.6	—
	$1.0	$14.1	$185.6	0.2	1.6	44.7	46.5	38.7
Valuation allowances				—	(0.6)	(5.8)	(6.4)	(1.5)
Net benefit				$0.2	$1.0	$38.9	$40.1	$37.2
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $77.3 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2019, Canada 2016 through 2019, France 2015 through 2019 and Germany 2014 through 2019. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.

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
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2019, 2018 and 2017.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Balance as of beginning of period	$2.2	$2.8	$8.6
Gross decreases—tax positions in prior period	—	(1.0)	(5.3)
Currency translation adjustment	(0.2)	0.4	(0.5)
Balance as of end of period	$2.0	$2.2	$2.8
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.0 liability for uncertain tax positions as of February 22, 2019 and a $2.2 liability as of February 23, 2018. No other amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.0, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.

18.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 6,244,787 shares remaining for future issuance under our Incentive Compensation Plan as of February 22, 2019.
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
In the event of a "change in control", as defined in the Incentive Compensation Plan,

•
any performance-based conditions imposed on outstanding awards will be deemed to be, immediately prior to the change in control, the greater of (1) the applicable performance achieved through the date of the change in control or (2) the target level of performance; and

•
all restrictions imposed on all outstanding awards of restricted stock units and performance units will lapse if either (1) the awards are assumed by an acquirer or successor and the awardee experiences a qualifying termination during the two year period following the change in control or (2) the awards are not assumed by an acquirer or successor.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 22, 2019
Performance units (1)	676,800
Restricted stock units	1,721,896
Total outstanding awards	2,398,696
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

Performance Units
Performance units have been granted only to certain key employees. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of performance units earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from 0 to 676,800 shares as of February 22, 2019. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
All of the performance units granted in 2019, 2018 and 2017 can be earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual performance results, the TSR PSUs granted in 2017 were earned at 0.0% of the target level, and no shares of Class A Common Stock were issued to participants under such awards.
The fair values of the TSR PSUs were calculated on their respective grant dates using the Monte Carlo simulation model, which resulted in a fair value of $3.3, $3.4 and $3.1 for the TSR PSUs granted in 2019, 2018 and 2017, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2019 Awards	2018 Awards	2017 Awards
Three-year risk-free interest rate (1)	2.6%	1.4%	0.9%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	33.8%	31.8%	31.2%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per TSR PSU:

Grant Date Fair Value per TSR PSU	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Weighted-average grant date fair value per share of TSR PSUs granted	$18.02	$21.76	$16.33

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total performance units expense and associated tax benefit in 2019, 2018 and 2017 was as follows:

Performance Units	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Expense	$4.2	$5.0	$5.6
Tax benefit	1.1	1.7	2.0
The 2019 activity for performance units is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2018	688,600	$18.77
Granted	367,800	18.02
Vested	(379,600)	16.33
Nonvested as of February 22, 2019	676,800	18.50
As of February 22, 2019, there was $1.0 of remaining unrecognized compensation cost related to nonvested performance units. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.
The total fair value of performance units vested following completion of the three-year performance periods during 2019, 2018 and 2017 was $0.0, $3.0 and $5.6, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
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
The weighted-average grant date fair value per share of RSUs granted in 2019, 2018 and 2017 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Weighted-average grant date fair value per share of RSUs granted	$14.67	$16.51	$14.66
The total RSUs expense and associated tax benefit in 2019, 2018 and 2017 is as follows:

Restricted Stock Units	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Expense	$12.7	$13.4	$13.5
Tax benefit	3.4	4.5	4.9
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2019 activity for RSUs is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 23, 2018	1,789,775	$15.75
Granted	857,829	14.67
Vested	(882,940)	15.41
Forfeited	(42,768)	15.48
Nonvested as of February 22, 2019	1,721,896	15.39
There was $7.3 of remaining unrecognized compensation cost related to RSUs as of February 22, 2019. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $15.4, $10.1 and $13.1 during 2019, 2018 and 2017, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 53,029, 50,445 and 48,045 unrestricted shares at a weighted average grant date fair value per share of $14.82, $14.98 and $15.20 during 2019, 2018 and 2017, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	COMMITMENTS
We lease certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2030. Operating lease agreements generally contain renewal options that may be exercised at our discretion after the completion of the initial terms.
Gross rent expense under all non-cancelable operating leases was $50.0, $53.7 and $49.8 for 2019, 2018 and 2017, respectively. Sublease rental income was $0.8, $4.4 and $4.0 for 2019, 2018 and 2017, respectively.
Our estimated future minimum annual rental commitments and sublease rental income under non-cancelable operating leases as of February 22, 2019 are as follows:

Fiscal Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2020	$46.0	$(0.6)	$45.4
2021	41.7	(0.3)	41.4
2022	40.5	(0.2)	40.3
2023	36.5	(0.2)	36.3
2024	28.0	(0.2)	27.8
Thereafter	72.2	(0.6)	71.6
	$264.9	$(2.1)	$262.8

20.	ACQUISITIONS
Orangebox
In Q3 2019, we acquired Orangebox Group Limited ("Orangebox"), a manufacturer of task seating, architectural pods, privacy solutions and collaborative furniture based in the United Kingdom ("U.K."). The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.5 in an all-cash transaction. An additional $3.9 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility. The goodwill resulting from the acquisition relates to the expected ability to provide customers with a broader range of furniture designed to boost collaboration at work and provide us with an engine to accelerate innovative product development.
Tangible assets and liabilities of Orangebox were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $42.2 related to identifiable intangible assets, $23.4 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and current liabilities), property, plant and equipment (primarily the land, building and equipment of two manufacturing locations in the U.K.) and deferred tax liabilities. Goodwill was recorded in EMEA and the Americas segments in the amounts of $18.8 and $4.6, respectively. The goodwill is not deductible for U.K. or U.S. income tax purposes. Intangible assets are principally related to dealer relationships, the Orangebox trade name and internally-developed know-how and designs, which will be amortized over periods ranging between 9 to 11 years.
The purchase price allocation for the Orangebox acquisition was incomplete as of February 22, 2019. We are still evaluating certain working capital and deferred tax adjustments.

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
		$42.2

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2020	4.2
2021	4.1
2022	4.1
2023	4.1
2024	4.1
$20.6

Smith System
In Q2 2019, we acquired Smith System Manufacturing Company ("Smith System"), a Texas-based manufacturer of desking, seating and storage for the pre-K-12 education market. The transaction included the purchase of all of the outstanding capital stock of Smith System for $140.0, payable in cash, plus a net adjustment for working capital of $8.4. In addition, we funded $5.0 to a third-party escrow account, which is payable to the seller at the end of two years based on continued employment. The acquisition was funded through a combination of domestic cash on-hand and short-term borrowings under our global credit facility.
Smith System is an industry leader in the U.S. pre-K-12 education market. The acquisition is expected to advance our growth strategy in the education and office markets particularly as it relates to learning environments and collaborative spaces. The goodwill resulting from the acquisition is primarily related to the growth potential of Smith System as we offer their products through our distribution network.
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
The purchase price allocation for the Smith System acquisition was incomplete as of February 22, 2019. We are still evaluating certain working capital and deferred tax adjustments.

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
		$44.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2020	4.8
2021	4.4
2022	4.2
2023	4.2
2024	4.2
$21.8

AMQ
In Q4 2018, we acquired all outstanding capital stock of AMQ Solutions ("AMQ"), a California-based provider of height-adjustable desking, benching, worktools and seating. In addition, we acquired certain assets of an affiliated company, Tricom Vision Limited. The total purchase price for the acquisition was $69.9, which was primarily funded by the liquidation of short-term investments. Up to an additional $5.0 is payable to the sellers contingent upon certain performance obligations being met over a two year period. This acquisition is expected to strengthen our reach within the industry by broadening our portfolio at lower price points. The goodwill resulting from the acquisition consists largely of economies of scale expected from integrating AMQ into our existing dealer network.
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
In 2019, we recorded measurement period adjustments of $0.5 related to a decrease in net working capital and a decrease of $0.2 to the contingent liability payable to the sellers for certain liabilities existing prior to the opening balance sheet date. These adjustments increased goodwill by $0.3, and all amounts referenced above are inclusive of these measurement period adjustments. As of February 22, 2019, the purchase accounting for the AMQ acquisition was complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Weighted Average Useful Life (Years)	Fair Value

Dealer relationships	11.0	$25.5
Trademark	9.0	1.3
Other	4.6	3.3
		$30.1
The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2020	$3.1
2021	3.0
2022	3.0
2023	3.0
2024	2.5
$14.6

21.	REPORTABLE SEGMENTS
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, research, legal, human resources and customer aviation, plus deferred compensation expense and income or losses associated with company-owned life insurance ("COLI"). Corporate assets consist primarily of unallocated cash and cash equivalents and COLI balances.

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2019
Revenue	$2,470.2	$617.0	$356.0	$—	$3,443.2
Operating income (loss)	209.9	(6.9)	14.3	(33.7)	183.6
Total assets	1,044.4	420.1	220.4	457.5	2,142.4
Capital expenditures	24.6	21.3	12.6	22.9	81.4
Depreciation & amortization	53.6	20.0	6.2	1.8	81.6
2018
Revenue	$2,193.8	$524.2	$337.5	$—	$3,055.5
Operating income (loss)	181.4	(14.0)	21.4	(33.6)	155.2
Total assets	943.2	300.3	209.1	406.6	1,859.2
Capital expenditures	46.2	31.7	10.0	—	87.9
Depreciation & amortization	46.2	14.7	5.0	—	65.9
2017
Revenue	$2,231.9	$503.9	$296.6	$—	$3,032.4
Operating income (loss)	238.9	(20.7)	14.0	(36.0)	196.2
Total assets	960.7	297.4	191.1	342.8	1,792.0
Capital expenditures	35.9	20.6	4.6	—	61.1
Depreciation & amortization	42.7	12.7	4.9	—	60.3
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by acquisitions, divestitures and deconsolidations along with currency translation effects. See Note 4 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Long-lived assets:
United States	$812.1	$689.7	$655.8
Foreign locations	237.5	174.3	130.8
	$1,049.6	$864.0	$786.6
No country other than the U.S. represented greater than 10% of our long-lived assets in 2019, 2018 or 2017.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Revenue	$754.0	$875.8	$901.0	$912.4	$3,443.2
Gross profit	237.9	288.6	278.3	283.1	1,087.9
Operating income	23.3	67.9	45.4	47.0	183.6
Net income	17.0	49.1	37.3	22.6	126.0
Basic earnings per share	0.14	0.41	0.31	0.19	1.06
Diluted earnings per share	0.14	0.41	0.31	0.19	1.05
2018
Revenue	$735.1	$775.6	$772.1	$772.7	$3,055.5
Gross profit	245.1	257.3	250.8	252.0	1,005.2
Operating income	35.1	52.2	36.5	31.4	155.2
Net income	18.1	36.9	25.7	—	80.7
Basic earnings per share	0.15	0.31	0.22	—	0.68
Diluted earnings per share	0.15	0.31	0.22	—	0.68
Revenue comparisons have been impacted by currency translation effects along with acquisitions and divestitures. See Note 20 for additional information. Q4 2019 net income included charges related to the early retirement of debt. See Note 13 for additional information. Q3 2019 net income included significant charges related to a multi-employer pension plan. See Note 15 for additional information. Q4 2018 net income included significant charges related to the Tax Act. See Note 17 for additional information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 22, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 22, 2019, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2019 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors,” “Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2019 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2019 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 22, 2019 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,398,696	(1)	n/a	(2)	6,244,787
Equity compensation plans not approved by security holders	—		n/a		—
Total	2,398,696		n/a		6,244,787
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

All equity awards were granted under our Incentive Compensation Plan. See Note 18 to the consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2019 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2019 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 22, 2019, February 23, 2018 and February 24, 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended February 22, 2019, February 23, 2018 and February 24, 2017

•	Consolidated Balance Sheets as of February 22, 2019 and February 23, 2018

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 22, 2019, February 23, 2018 and February 24, 2017

•	Consolidated Statements of Cash Flows for the Years Ended February 22, 2019, February 23, 2018 and February 24, 2017

•	Notes to the Consolidated Financial Statements
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
David C. Sylvester Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 12, 2019
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 12, 2019
David C. Sylvester

/s/ LAWRENCE J. BLANFORD	Director	April 12, 2019
Lawrence J. Blanford

/s/ TIMOTHY C.E. BROWN	Director	April 12, 2019
Timothy C.E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 12, 2019
Connie K. Duckworth

/s/ DAVID W. JOOS	Director	April 12, 2019
David W. Joos

/s/ TODD P. KELSEY	Director	April 12, 2019
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 12, 2019
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 12, 2019
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 12, 2019
Cathy D. Ross

/s/ PETER M. WEGE II	Director	April 12, 2019
Peter M. Wege II

/s/ P. CRAIG WELCH, JR.	Director	April 12, 2019
P. Craig Welch, Jr.

/s/ KATE PEW WOLTERS	Director	April 12, 2019
Kate Pew Wolters

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Balance as of beginning of period	$11.1	$11.2	$11.7
Additions:
Charged to costs and expenses	5.5	2.5	4.5
Charged to other accounts	—	(0.1)	—
Deductions (1)	(8.2)	(3.0)	(5.2)
Other adjustments (2)	0.3	0.5	0.2
Balance as of end of period	$8.7	$11.1	$11.2
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 22, 2019	February 23, 2018	February 24, 2017
Balance as of beginning of period	$9.5	$7.9	$10.6
Additions:
Charged to costs and expenses	1.7	1.9	(1.8)
Deductions and expirations	(3.0)	(1.1)	(0.4)
Other adjustments (1)	(0.4)	0.8	(0.5)
Balance as of end of period	$7.8	$9.5	$7.9
________________________

(1)	Primarily represents currency translation adjustments.

S-1

Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006 among Steelcase Inc. as Issuer and JP Morgan Trust Company, National Association as Trustee (3)
4.2	Officers' Certificate of Steelcase Inc. establishing the terms of the 5.125% Senior Notes Due 2029 (4)
10.1
Second Amended and Restated Credit Agreement, dated as of September 23, 2016 among Steelcase Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents; HSBC Bank USA, National Association as Documentation Agent; and certain other lenders (5)

10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 23, 2016 among the Company and JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents; HSBC Bank USA, National Association as Documentation Agent; and certain other lenders (6)

10.3	Steelcase Inc. Restoration Retirement Plan (7)
10.4	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.5	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.6	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.7	Steelcase Inc. Deferred Compensation Plan (11)
10.8	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.9	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.10	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.11	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.12	Steelcase Inc. Executive Severance Plan (16)
10.13	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.14	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.15	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.16	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.17	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.18	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.19	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.20	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.21	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.22	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (26)
10.23	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (27)
10.24	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2017) (28)
10.25	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2017) (29)
10.26	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2017) (30)
10.27	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2018) (31)

Exhibit No.	Description
10.28	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2018) (32)
10.29	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2018) (33)
10.30	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2019) (34)
10.31	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2019) (35)
10.32	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2019) (36)
10.33	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2020)
10.34	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2020)
10.35	Summary of Steelcase Benefit Plan for Outside Directors (37)
10.36	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated July 12, 2017 (38)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
________________________

(1)	Filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)
Filed as Exhibit No 3.2 to the Company's Form 10-K for the fiscal year ended February 28, 2014 as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit No. 4.1 to the Company’s Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit No. 4.2 to the Company’s Form 8-K, as filed with the Commission on January 18, 2019 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on September 28, 2016 (commission file number 001-13873), and incorporated herein by reference.

(6)	Filed as Exhibit No. 10.1 to the Company's Form 8-K, as filed with the Commission on July 16, 2018 (commission file number 001-13873), and incorporated herein by reference.

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

(34)
Filed as Exhibit No. 10.37 to the Company's Form 10-K, for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

(35)
Filed as Exhibit No. 10.38 to the Company's Form 10-K, for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

(36)
Filed as Exhibit No. 10.39 to the Company's Form 10-K, for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

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