Form 10-Q
period 2019-05-24
STEELCASE INC
filed 2019-06-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 24, 2019
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
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock	SCS	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 18, 2019, Steelcase Inc. had 88,789,627 shares of Class A Common Stock and 28,535,960 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 24, 2019	May 25, 2018
Revenue	$824.3	$754.0
Cost of sales	565.9	516.1
Gross profit	258.4	237.9
Operating expenses	230.8	214.6
Operating income	27.6	23.3
Interest expense	(6.7)	(4.4)
Investment income	1.0	1.0
Other income, net	2.2	3.3
Income before income tax expense	24.1	23.2
Income tax expense	6.3	6.2
Net income	$17.8	$17.0
Earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14
Dividends declared and paid per common share	$0.1450	$0.1350

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 24, 2019	May 25, 2018
Net income	$17.8	$17.0
Other comprehensive income (loss), net:
Unrealized gain on investments	0.1	0.1
Pension and other post-retirement liability adjustments	(0.2)	(0.8)
Derivative adjustments	0.2	—
Foreign currency translation adjustments	(7.9)	(12.2)
Total other comprehensive income (loss), net	(7.8)	(12.9)
Comprehensive income	$10.0	$4.1

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 24, 2019	February 22, 2019
ASSETS
Current assets:
Cash and cash equivalents	$152.7	$261.3
Accounts receivable, net of allowances of $8.5 and $8.7	402.5	390.3
Inventories	241.3	224.8
Prepaid expenses	22.1	19.5
Other current assets	47.8	52.7
Total current assets	866.4	948.6
Property, plant and equipment, net of accumulated depreciation of $1,016.0 and $1,009.3	450.2	455.5
Company-owned life insurance ("COLI")	156.7	156.1
Deferred income taxes	133.9	135.8
Goodwill	240.1	240.8
Other intangible assets, net of accumulated amortization of $58.5 and $55.8	115.2	119.3
Investments in unconsolidated affiliates	53.7	56.9
Right-of-use operating lease assets	207.2	—
Other assets	32.3	29.4
Total assets	$2,255.7	$2,142.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263.1	$241.2
Short-term borrowings and current portion of long-term debt	4.2	4.1
Current operating lease obligations	36.4	—
Accrued expenses:
Employee compensation	79.4	168.1
Employee benefit plan obligations	23.9	37.1
Accrued promotions	28.6	27.7
Customer deposits	22.3	20.0
Product warranties	14.5	16.4
Other	78.6	80.6
Total current liabilities	551.0	595.2
Long-term liabilities:
Long-term debt less current maturities	482.4	482.9
Employee benefit plan obligations	131.3	141.6
Long-term operating lease obligations	182.2	—
Other long-term liabilities	56.8	72.9
Total long-term liabilities	852.7	697.4
Total liabilities	1,403.7	1,292.6
Shareholders’ equity:
Additional paid-in capital	25.9	16.4
Accumulated other comprehensive loss	(55.1)	(47.3)
Retained earnings	881.2	880.7
Total shareholders’ equity	852.0	849.8
Total liabilities and shareholders’ equity	$2,255.7	$2,142.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 24, 2019	May 25, 2018
Changes in common shares outstanding:
Common shares outstanding, beginning of period	116,766,610	116,157,443
Common stock issuances	11,397	13,689
Common stock repurchases	(229,303)	(236,102)
Performance units issued as common stock	—	209,353
Restricted units issued as common stock	765,051	535,652
Common shares outstanding, end of period	117,313,755	116,680,035

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$16.4	$4.6
Common stock issuances	0.2	0.2
Common stock repurchases	(4.0)	(3.4)
Performance units and restricted stock units expense	9.3	9.0
Other	4.0	2.2
Paid-in capital, end of period	25.9	12.6

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(47.3)	(10.3)
Other comprehensive income (loss)	(7.8)	(12.9)
Accumulated other comprehensive income (loss), end of period	(55.1)	(23.2)

Changes in retained earnings:
Retained earnings, beginning of period	880.7	819.0
Net income	17.8	17.0
Dividends paid ($0.145 and $0.135 per share)	(17.3)	$(16.3)
Retained earnings, end of period	881.2	819.7
Total shareholders' equity	$852.0	$809.1
_______________________________________

(1)	Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 24, 2019	May 25, 2018
OPERATING ACTIVITIES
Net income	$17.8	$17.0
Depreciation and amortization	20.3	17.5
Non-cash stock compensation	9.5	9.2
Equity in income of unconsolidated affiliates	(2.5)	(3.3)
Dividends received from unconsolidated affiliates	4.6	1.7
Other	1.2	(2.9)
Changes in operating assets and liabilities:
Accounts receivable	(15.0)	(42.2)
Inventories	(17.7)	(20.4)
Other assets	1.1	(1.1)
Accounts payable	23.2	21.8
Employee compensation liabilities	(93.6)	(75.4)
Employee benefit obligations	(24.2)	(26.6)
Accrued expenses and other liabilities	4.3	(13.0)
Net cash used in operating activities	(71.0)	(117.7)
INVESTING ACTIVITIES
Capital expenditures	(14.8)	(15.8)
Other	1.1	7.9
Net cash used in investing activities	(13.7)	(7.9)
FINANCING ACTIVITIES
Dividends paid	(17.3)	(16.3)
Common stock repurchases	(4.0)	(3.4)
Repayments of long-term debt	(0.6)	(0.7)
Other	0.1	—
Net cash used in financing activities	(21.8)	(20.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(107.2)	(147.3)
Cash and cash equivalents and restricted cash, beginning of period (1)	264.8	285.6
Cash and cash equivalents and restricted cash, end of period (2)	$157.6	$138.3
_______________________________________

(1)	These amounts include restricted cash of $3.5 and $2.5 as of February 22, 2019 and February 23, 2018, respectively.

(2)	These amounts include restricted cash of $4.9 and $3.4 as of May 24, 2019 and May 25, 2018, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims.  Restricted cash is included as part of Other assets in the Condensed Consolidated Balance Sheets.

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 22, 2019 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 22, 2019 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
Adoption of New Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. We elected to not reclassify these amounts to retained earnings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The amendments may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the United States ("U.S."). federal corporate income tax rate in the Tax Act is recognized. The adoption of this guidance did not have an effect on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Certain areas of the simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments of the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this guidance did not have an effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The core principle of the new lease standard is to increase the decision usefulness and comparability among organizations by recognizing right-of-use assets and lease obligations on the balance sheet with additional qualitative and quantitative disclosures. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The adoption of this guidance and related amendments resulted in an increase in the assets and liabilities on our Condensed Consolidated Balance Sheet as of May 24, 2019. See Note 9 for additional information.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

3.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 24, 2019	May 25, 2018
Americas
Desking, benching, systems and storage	$310.8	$258.0
Seating	171.7	157.9
Other (1)	93.8	119.9
EMEA
Desking, benching, systems and storage	62.0	62.8
Seating	60.0	44.2
Other (1)	39.3	30.4
Other
Desking, benching, systems and storage	14.5	7.7
Seating	19.5	11.2
Other (1)	52.7	61.9
	$824.3	$754.0
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 24, 2019	May 25, 2018
United States	$535.9	$471.3
Foreign locations	288.4	282.7
	$824.3	$754.0

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the three months ended May 24, 2019 are as follows:

Customer Deposits
Balance as of February 22, 2019	$20.0
Increases due to deposits received, net of other adjustments	12.8
Revenue recognized	(10.5)
Balance as of May 24, 2019	$22.3

4.	EARNINGS PER SHARE
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

	Three Months Ended
Computation of Earnings per Share	May 24, 2019	May 25, 2018
Net income	$17.8	$17.0
Adjustment for earnings attributable to participating securities	(0.3)	(0.3)
Net income used in calculating earnings per share	$17.5	$16.7
Weighted-average common shares outstanding including participating securities (in millions)	119.4	118.7
Adjustment for participating securities (in millions)	(2.1)	(2.1)
Shares used in calculating basic earnings per share (in millions)	117.3	116.6
Effect of dilutive stock-based compensation (in millions)	0.5	—
Shares used in calculating diluted earnings per share (in millions)	117.8	116.6
Earnings per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14
Total common shares outstanding at period end (in millions)	117.3	116.7
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	0.4

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 24, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
Other comprehensive income (loss) before reclassifications	0.1	0.3	—	(7.9)	(7.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	0.2	—	(0.3)
Net current period other comprehensive income (loss)	0.1	(0.2)	0.2	(7.9)	(7.8)
Balance as of May 24, 2019	$0.1	$9.5	$(9.4)	$(55.3)	$(55.1)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 24, 2019 and May 25, 2018:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 24, 2019	May 25, 2018
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(0.7)	$(0.9)	Other income, net
Prior service cost (credit)	—	(0.6)	Other income, net
	0.2	0.3	Income tax expense
	(0.5)	(1.2)

Derivative adjustments	0.3	—	Interest expense
	(0.1)	—	Income tax expense
	0.2	—
Total reclassifications	$(0.3)	$(1.2)

6.	FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value in the Condensed Consolidated Balance Sheets.
Our total debt is carried at cost and was $486.6 and $487.0 as of May 24, 2019 and February 22, 2019, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $511 and $492 as of May 24, 2019 and February 22, 2019, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in the Consolidated Balance Sheets as of May 24, 2019 and February 22, 2019 are summarized below:

	May 24, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$152.7	$—	$—	$152.7
Restricted cash	4.9	—	—	4.9
Foreign exchange forward contracts	—	2.7	—	2.7
Auction rate securities	—	—	4.0	4.0
	$157.6	$2.7	$4.0	$164.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

	February 22, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$261.3	$—	$—	$261.3
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	3.9	—	3.9
Auction rate securities	—	—	3.9	3.9
	$264.8	$3.9	$3.9	$272.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 24, 2019:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 22, 2019	$3.9
Unrealized gain on investments	0.1
Balance as of May 24, 2019	$4.0

7.	INVENTORIES

Inventories	May 24, 2019	February 22, 2019
Raw materials and work-in-process	$127.0	$118.3
Finished goods	134.8	127.2
	261.8	245.5
Revaluation to LIFO	20.5	20.7
	$241.3	$224.8

The portion of inventories determined by the LIFO method was $110.9 and $96.9 as of May 24, 2019 and February 22, 2019, respectively.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     SHARE-BASED COMPENSATION
Performance Units
During the three months ended May 24, 2019, we granted 98,867 performance units ("PSUs") which are earned over a three-year period based on performance conditions and then modified based on a market condition. The expense for these awards is determined based on the probability that the performance conditions will be met and the fair value of the market condition. We used the Monte Carlo simulation model to calculate the fair value of the market condition, which resulted in a total weighted-average grant date fair value of $16.21 per unit for these PSUs. The PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.
The weighted-average grant date fair values were determined using the following assumptions:

2020 Awards
Three-year risk-free interest rate (1)	2.3%
Expected term	3 years
Estimated volatility (2)	32.5%
_______________________________________

(1)	Based on the U.S. government bond benchmark on the grant date.

(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 24, 2019 and May 25, 2018 are as follows:

	Three Months Ended
Performance Units	May 24, 2019	May 25, 2018
Expense	$1.4	$2.3
Tax benefit	0.4	0.6

As of May 24, 2019, there was $1.2 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
The PSU activity for the three months ended May 24, 2019 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	676,800	$18.50
Granted	237,282	16.21
Nonvested as of May 24, 2019	914,082	$18.93

Restricted Stock Units
During the three months ended May 24, 2019, we awarded 722,209 restricted stock units ("RSUs") to certain employees. These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU expense and associated tax benefit for all outstanding awards for the three months ended May 24, 2019 and May 25, 2018 are as follows:

	Three Months Ended
Restricted Stock Units	May 24, 2019	May 25, 2018
Expense	$7.9	$6.7
Tax benefit	2.1	1.8

As of May 24, 2019, there was $10.5 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The RSU activity for the three months ended May 24, 2019 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	1,721,896	$15.39
Granted	722,209	15.51
Vested	(1,000)	14.56
Forfeited	(13,786)	15.00
Nonvested as of May 24, 2019	2,429,319	$15.43

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LEASES
Accounting Policies
In Q1 2020, we adopted ASU 2016-02, Leases (Topic 842) and related amendments ("ASC 842") on a prospective basis. The effects of the initial application of ASC 842 did not result in a cumulative adjustment to retained earnings.
We have operating leases for corporate offices, sales offices, showrooms, manufacturing facilities, vehicles and equipment that expire at various dates through 2031. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain any residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have had to pay to borrow on a collateralized basis an amount equal to the lease payments for a similar period of time.
The components of lease expense are as follows:

Three Months Ended
May 24, 2019
Operating lease cost	$12.1
Sublease rental income	(0.1)
$12.0

Supplemental cash flow and other information related to leases are as follows:

Three Months Ended
May 24, 2019
Cash flow information:
Operating cash flows used for operating leases	$11.9
Leased assets obtained in exchange for new operating lease liabilities	$39.6
Other information:
Weighted-average remaining term	7.4 years
Weighted-average discount rate	4.3%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the future minimum lease payments as of May 24, 2019:

Fiscal year ending in February	Amount (1)
2020	$34.5
2021	40.1
2022	35.5
2023	30.6
2024	25.9
Thereafter	89.3
Total lease payments	255.9
Less interest	37.3
Present value of lease liabilities	$218.6
_______________________________________

(1)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

The following table summarizes future minimum lease payments as of February 22, 2019, before adoption of ASC 842:

Fiscal Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2020	$46.0	$(0.6)	$45.4
2021	41.7	(0.3)	41.4
2022	40.5	(0.2)	40.3
2023	36.5	(0.2)	36.3
2024	28.0	(0.2)	27.8
Thereafter	72.2	(0.6)	71.6
	$264.9	$(2.1)	$262.8

Practical Expedients Elected
We elected the following practical expedients as a result of adopting ASC 842:

•
We elected not to separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in Q1 2020.

•
We elected the package of practical expedients available for transition which allowed us not to reassess (1) whether previously assessed contracts contain leases, (2) the classification of the leases as operating or finance and (3) the amount of initial direct costs associated with the leases.

•	We elected not to recognize a right-of-use asset or lease liability for short-term leases that have a lease term of 12 months or less.

•	We elected not to assess whether land easements that were not previously accounted for as leases are or contain a lease.

•	We elected not to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. ACQUISITIONS
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
The purchase price allocation for the Orangebox acquisition was incomplete as of May 24, 2019. We are still evaluating certain working capital and deferred tax adjustments.
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
		$42.2

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2020	$4.2
2021	4.1
2022	4.1
2023	4.1
2024	4.1
$20.6

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Tangible assets and liabilities of Smith System were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $44.1 related to identifiable intangible assets, $79.3 related to goodwill and $25.0 related to tangible assets, mainly consisting of working capital items such as accounts receivable, inventory and current liabilities. The entire amount recorded to goodwill is deductible for U.S. income tax purposes and is recorded in the Americas segment. Intangible assets are principally related to internally-developed know-how and designs, dealer relationships and the Smith System trade name, which will be amortized over periods ranging between 9 to 11 years. As of May 24, 2019, the purchase accounting for the Smith System acquisition was complete.
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
		$44.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2020	$4.8
2021	4.4
2022	4.2
2023	4.2
2024	4.2
$21.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	REPORTABLE SEGMENTS
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
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents and COLI.
Revenue and operating income (loss) for the three months ended May 24, 2019 and May 25, 2018 and total assets as of May 24, 2019 and February 22, 2019 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 24, 2019	May 25, 2018
Revenue
Americas	$576.3	$535.8
EMEA	161.3	137.4
Other	86.7	80.8
	$824.3	$754.0
Operating income (loss)
Americas	$32.4	$29.7
EMEA	0.8	(1.7)
Other	2.3	1.6
Corporate	(7.9)	(6.3)
	$27.6	$23.3

Reportable Segment Balance Sheet Data	May 24, 2019	February 22, 2019
Total assets
Americas	$1,088.0	$1,044.4
EMEA	466.8	420.1
Other	238.9	220.4
Corporate	462.0	457.5
	$2,255.7	$2,142.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 22, 2019. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
The non-GAAP financial measure used is organic revenue growth, which represents the change in revenue excluding estimated currency translation effects and the impacts of acquisitions and divestitures. This measure is presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 24, 2019		May 25, 2018
Revenue	$824.3	100.0%	$754.0	100.0%
Cost of sales	565.9	68.7	516.1	68.4
Gross profit	258.4	31.3	237.9	31.6
Operating expenses	230.8	28.0	214.6	28.5
Operating income	27.6	3.3	23.3	3.1
Interest expense	(6.7)	(0.8)	(4.4)	(0.5)
Investment income	1.0	0.1	1.0	0.1
Other income, net	2.2	0.3	3.3	0.4
Income before income tax expense	24.1	2.9	23.2	3.1
Income tax expense	6.3	0.7	6.2	0.8
Net income	$17.8	2.2%	$17.0	2.3%
Earnings per share:
Basic	$0.15		$0.14
Diluted	$0.15		$0.14

Q1 2020 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q1 2019 revenue	$535.8	$137.4	$80.8	$754.0
Acquisitions	16.5	22.3	—	38.8
Divestiture	—	(0.4)	—	(0.4)
Currency translation effects*	(1.5)	(11.6)	(2.0)	(15.1)
Q1 2019 revenue, adjusted	550.8	147.7	78.8	777.3
Q1 2020 revenue	576.3	161.3	86.7	824.3
Organic growth $	$25.5	$13.6	$7.9	$47.0
Organic growth %	5%	9%	10%	6%

* Currency translation effects represent the estimated net effect of translating Q1 2019 foreign currency revenues using the average exchange rates during Q1 2020.
Overview
In Q1 2020, we reported 18% growth in operating income compared to the prior year. The growth was driven by higher revenue, and the increase in cost of sales as a percentage of revenue was more than offset by a decrease in operating expenses as a percentage of revenue. Revenue grew by 9% compared to the prior year, driven by recent acquisitions, strong growth in day-to-day business and benefits from recent price list adjustments. The benefits from higher revenue were more than offset by changes in our business mix, which included a shift in sales from higher-margin to lower-margin products. Operating expenses as a percentage of revenue improved by 50 basis points despite increased investments in product development to support our growth initiatives and acquisition-related amortization expense.
We recorded net income of $17.8 and diluted earnings per share of $0.15 in Q1 2020 compared to net income of $17.0 and diluted earnings per share of $0.14 in the prior year. Operating income of $27.6 in Q1 2020 increased by $4.3 and 20 basis points as a percentage of revenue, compared to the prior year.
Revenue of $824.3 in Q1 2020 represented an increase of $70.3 or 9% compared to the prior year. Revenue grew by 8% in the Americas, 17% in EMEA and 7% in the Other category. After adjusting for a $38.8 impact of acquisitions, a $0.4 unfavorable impact of a divestiture and $15.1 of unfavorable currency translation effects, organic revenue growth was $47.0 or 6% compared to the prior year. Organic revenue growth was 5% in the Americas, 9% in EMEA and 10% in the Other category.
Cost of sales as a percentage of revenue increased by 30 basis points to 68.7% of revenue in Q1 2020 compared to Q1 2019. Cost of sales as a percentage of revenue increased by 40 basis points in the Americas but decreased by 60 basis points in EMEA and 30 basis points in the Other category. In the Americas, the increase was driven primarily by unfavorable shifts in business mix, partially offset by benefits from pricing actions, net of higher commodity and freight costs.
Operating expenses of $230.8 in Q1 2020 represented an increase of $16.2 but a decline of 50 basis points as a percentage of revenue compared to the prior year. The increase was due to $12.4 from acquisitions, net of a divestiture (including $3.1 of amortization expense) and higher investment in product development, partially offset by $3.3 of favorable currency translation effects.
Our effective tax rate in Q1 2020 was 26.1% compared to a Q1 2019 effective tax rate of 26.7%.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 24, 2019	May 25, 2018
Interest expense	$(6.7)	$(4.4)
Investment income	1.0	1.0
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.5	3.4
Foreign exchange gains	0.3	0.1
Net periodic pension and post-retirement credit, excluding service cost	0.2	0.9
Miscellaneous, net	(0.8)	(1.1)
Total other income, net	2.2	3.3
Total interest expense, investment income and other income, net	$(3.5)	$(0.1)
The increase in interest expense in Q1 2020 was due to the higher level of outstanding debt following the issuance of new term notes in the fourth quarter of the prior year.
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

	Three Months Ended
Statement of Operations Data — Americas	May 24, 2019		May 25, 2018
Revenue	$576.3	100.0%	$535.8	100.0%
Cost of sales	393.4	68.3	363.6	67.9
Gross profit	182.9	31.7	172.2	32.1
Operating expenses	150.5	26.1	142.5	26.6
Operating income	$32.4	5.6%	$29.7	5.5%
Operating income in the Americas increased by $2.7 in Q1 2020 compared to the prior year. The increase was driven by higher revenue, and the increase in cost of sales as a percentage of revenue was more than offset by a decrease in operating expenses as a percentage of revenue.
The Americas revenue represented 69.9% of consolidated revenue in Q1 2020. Q1 2020 revenue of $576.3 represented an increase of $40.5 or 8%, compared to the prior year. The increase was driven by recent acquisitions and strong growth in day-to-day business, partially offset by a decline in project business. After adjusting for a $16.5 impact of acquisitions and $1.5 of unfavorable currency translation effects, organic revenue growth in Q1 2020 was $25.5 or 5% compared to the prior year.
Cost of sales as a percentage of revenue increased by 40 basis points in Q1 2020 compared to Q1 2019. The increase was driven by unfavorable shifts in business mix, partially offset by approximately $8 of benefits from pricing actions, net of higher commodity and freight costs.
Operating expenses in Q1 2020 increased by $8.0 but declined by 50 basis points as a percentage of revenue compared to the prior year. The increase was primarily due to $5.6 from acquisitions and $2.1 of higher spending in product development, marketing and sales.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 24, 2019		May 25, 2018
Revenue	$161.3	100.0%	$137.4	100.0%
Cost of sales	115.7	71.7	99.3	72.3
Gross profit	45.6	28.3	38.1	27.7
Operating expenses	44.8	27.8	39.8	28.9
Operating income (loss)	$0.8	0.5%	$(1.7)	(1.2)%
Operating income in EMEA in Q1 2020 was $0.8, compared to an operating loss of $1.7 in the prior year. The improvement was driven by higher revenue, and lower cost of sales and operating expenses as a percentage of revenue contributed to the improvement in operating margin.
EMEA revenue represented 19.6% of consolidated revenue in Q1 2020. Q1 2020 revenue of $161.3 represented an increase of $23.9 or 17% compared to the prior year. The increase was driven by revenue from an acquisition and growth in Germany and France, partially offset by $11.6 of unfavorable currency translation effects. After adjusting for a $22.3 impact of the acquisition, $11.6 of unfavorable currency translation effects and a $0.4 unfavorable impact of a divestiture, organic revenue growth was $13.6 or 9% compared to the prior year.
Cost of sales as a percentage of revenue decreased 60 basis points to 71.7% of revenue in Q1 2020 compared to the prior year. The decrease was driven by higher absorption of fixed costs and a lower cost of sales as a percentage of revenue at the acquired company compared to the rest of the segment, partially offset by unfavorable shifts in business mix and negative effects of changes in foreign currencies.
Operating expenses in Q1 2020 increased by $5.0 but decreased by 110 basis points as a percentage of revenue compared to the prior year. The increase in operating expenses in Q1 2020 was primarily due to the acquisition, partially offset by $2.8 of favorable currency translation effects.
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

	Three Months Ended
Statement of Operations Data — Other	May 24, 2019		May 25, 2018
Revenue	$86.7	100.0%	$80.8	100.0%
Cost of sales	56.8	65.5	53.2	65.8
Gross profit	29.9	34.5	27.6	34.2
Operating expenses	27.6	31.8	26.0	32.2
Operating income	$2.3	2.7%	$1.6	2.0%
Operating income in the Other category in Q1 2020 increased by $0.7 compared to the prior year, driven primarily by higher revenue at Designtex and Asia Pacific.
Revenue in the Other category represented 10.5% of consolidated revenue in Q1 2020. Q1 2020 revenue of $86.7 represented an increase of $5.9 or 7% compared to the prior year. The increase was driven by strength at Designtex and Asia Pacific (led by China).

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 24, 2019	May 25, 2018
Operating expenses	$7.9	$6.3
The increase in operating expenses in Q1 2020 compared to the prior year was due primarily to lower COLI income.
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

Liquidity Sources	May 24, 2019	February 22, 2019
Cash and cash equivalents	$152.7	$261.3
Company-owned life insurance	156.7	156.1
Availability under credit facilities	232.1	227.9
Total liquidity	$541.5	$645.3
As of May 24, 2019, we held a total of $152.7 in cash and cash equivalents. Of that total, approximately 75% was located in the U.S. and the remaining 25% was located outside of the U.S., primarily in China, Malaysia, the U.K., Mexico, India and Canada.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 24, 2019 and May 25, 2018:

	Three Months Ended
Cash Flow Data	May 24, 2019	May 25, 2018
Net cash provided by (used in):
Operating activities	$(71.0)	$(117.7)
Investing activities	(13.7)	(7.9)
Financing activities	(21.8)	(20.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(107.2)	(147.3)
Cash, cash equivalents and restricted cash, beginning of period	264.8	285.6
Cash, cash equivalents and restricted cash, end of period	$157.6	$138.3

Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 24, 2019	May 25, 2018
Net income	$17.8	$17.0
Depreciation and amortization	20.3	17.5
Non-cash stock compensation	9.5	9.2
Other	3.3	(4.5)
Changes in accounts receivable, inventories and accounts payable	(9.5)	(40.8)
Changes in employee compensation liabilities	(93.6)	(75.4)
Employee benefit obligations	(24.2)	(26.6)
Changes in other operating assets and liabilities	5.4	(14.1)
Net cash used in operating activities	$(71.0)	$(117.7)
Cash used in operating activities in Q1 2020 included payments for variable compensation (which were higher than amounts paid in Q1 2019) and a seasonal increase in the use of working capital.
The increased use of working capital in Q1 2019 was driven primarily by increases in accounts receivable due to a mix shift to direct-sell customers which have longer payment terms.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 24, 2019	May 25, 2018
Capital expenditures	$(14.8)	$(15.8)
Other	1.1	7.9
Net cash used in investing activities	$(13.7)	$(7.9)
Capital expenditures in Q1 2020 were primarily related to investments in manufacturing operations, customer-facing facilities and product development.
Other cash provided by investing activities in Q1 2020 included proceeds related to maturities of COLI policies, which were lower in Q1 2020 compared to Q1 2019.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 24, 2019	May 25, 2018
Dividends paid	$(17.3)	$(16.3)
Common stock repurchases	(4.0)	(3.4)
Net borrowings and repayments of debt	(0.6)	(0.7)
Other	0.1	—
Net cash used in financing activities	$(21.8)	$(20.4)
We paid dividends of $0.145 per common share in Q1 2020 and $0.135 per common share in Q1 2019.
We repurchased 229,303 and 236,102 shares of Class A common stock in Q1 2020 and Q1 2019, respectively, all of which were made to satisfy participants' tax withholding obligations upon the issuance of equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 24, 2019, we had $98.9 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q1 2020, no material change in our off-balance sheet arrangements occurred.

Contractual Obligations
During Q1 2020, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 24, 2019 were:

Liquidity Facilities	May 24, 2019
Global committed bank facility	$200.0
Various uncommitted lines	32.1
Total credit lines available	232.1
Less: Borrowings outstanding	(1.7)
Available capacity	$230.4
We have a $200 global committed five-year bank facility which expires in 2022. As of May 24, 2019, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There was $1.7 of outstanding borrowings under the uncommitted facilities as of May 24, 2019.
In addition, we have credit agreements totaling $44.5 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $13.5 were outstanding under these facilities as of May 24, 2019. We had no draws against our letters of credit during Q1 2020 or Q1 2019.
Total consolidated debt as of May 24, 2019 was $486.6. Our debt primarily consists of $442.7 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of May 24, 2019 of $42.1. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
On June 19, 2019, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $17.0, to be paid in Q2 2020. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2020, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 24, 2019 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2019. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2020, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2020, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2020, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2020, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 24, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 24, 2019, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 22, 2019.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 22, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
2/23/2019 - 3/29/2019	229,303	$17.55	—	$98.9
3/30/2019 - 4/26/2019	—	$—	—	$98.9
4/27/2019 - 5/24/2019	—	$—	—	$98.9
Total	229,303	(2)	—
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

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: June 21, 2019

Exhibit Index

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document