Form 10-Q
period 2019-08-23
STEELCASE INC
filed 2019-09-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 23, 2019

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 17, 2019, Steelcase Inc. had 88,820,592 shares of Class A Common Stock and 28,290,960 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Revenue	$998.0	$875.8	$1,822.3	$1,629.8
Cost of sales	664.5	587.2	1,230.4	1,103.3
Gross profit	333.5	288.6	591.9	526.5
Operating expenses	248.2	220.7	479.0	435.3
Operating income	85.3	67.9	112.9	91.2
Interest expense	(6.7)	(4.9)	(13.4)	(9.3)
Investment income	1.5	0.5	2.5	1.5
Other income, net	2.0	3.7	4.2	7.0
Income before income tax expense	82.1	67.2	106.2	90.4
Income tax expense	21.6	18.1	27.9	24.3
Net income	$60.5	$49.1	$78.3	$66.1
Earnings per share:
Basic	$0.50	$0.41	$0.65	$0.56
Diluted	$0.50	$0.41	$0.65	$0.56
Dividends declared and paid per common share	$0.1450	$0.1350	$0.2900	$0.2700

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Net income	$60.5	$49.1	$78.3	$66.1
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	0.2	(0.1)	0.3
Pension and other post-retirement liability adjustments	(0.3)	(0.8)	(0.5)	(1.6)
Derivative amortization	0.2	—	0.4	—
Foreign currency translation adjustments	(6.4)	(6.4)	(14.3)	(18.6)
Total other comprehensive income (loss), net	(6.7)	(7.0)	(14.5)	(19.9)
Comprehensive income	$53.8	$42.1	$63.8	$46.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 23, 2019	February 22, 2019
ASSETS
Current assets:
Cash and cash equivalents	$229.1	$261.3
Accounts receivable, net of allowances of $10.0 and $8.7	467.3	390.3
Inventories	243.1	224.8
Prepaid expenses	27.5	19.5
Other current assets	46.3	52.7
Total current assets	1,013.3	948.6
Property, plant and equipment, net of accumulated depreciation of $980.9 and $1,009.3	447.2	455.5
Company-owned life insurance ("COLI")	156.2	156.1
Deferred income taxes	130.5	135.8
Goodwill	239.5	240.8
Other intangible assets, net of accumulated amortization of $61.3 and $55.8	111.0	119.3
Investments in unconsolidated affiliates	53.3	56.9
Right-of-use operating lease assets	215.6	—
Other assets	28.4	29.4
Total assets	$2,395.0	$2,142.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277.0	$241.2
Short-term borrowings and current portion of long-term debt	3.1	4.1
Current operating lease obligations	36.3	—
Accrued expenses:
Employee compensation	124.0	168.1
Employee benefit plan obligations	30.2	37.1
Accrued promotions	35.3	27.7
Customer deposits	27.1	20.0
Product warranties	13.9	16.4
Income taxes payable	16.4	3.5
Other	81.2	77.1
Total current liabilities	644.5	595.2
Long-term liabilities:
Long-term debt less current maturities	481.9	482.9
Employee benefit plan obligations	132.6	141.6
Long-term operating lease obligations	193.1	—
Other long-term liabilities	53.7	72.9
Total long-term liabilities	861.3	697.4
Total liabilities	1,505.8	1,292.6
Shareholders’ equity:
Additional paid-in capital	26.5	16.4
Accumulated other comprehensive loss	(61.8)	(47.3)
Retained earnings	924.5	880.7
Total shareholders’ equity	889.2	849.8
Total liabilities and shareholders’ equity	$2,395.0	$2,142.4
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Changes in common shares outstanding:
Common shares outstanding, beginning of period	117,313,755	116,680,035	116,766,610	116,157,443
Common stock issuances	11,475	13,140	22,872	26,829
Common stock repurchases	(117,953)	(9,561)	(347,256)	(245,663)
Performance units issued as common stock	—	—	—	209,353
Restricted units issued as common stock	36,683	—	801,734	535,652
Common shares outstanding, end of period	117,243,960	116,683,614	117,243,960	116,683,614

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$25.9	$12.6	$16.4	$4.6
Common stock issuances	0.2	0.2	0.4	0.4
Common stock repurchases	(1.9)	(0.1)	(5.9)	(3.5)
Performance units and restricted stock units expense	2.3	3.5	11.6	12.5
Other	—	—	4.0	2.2
Paid-in capital, end of period	26.5	16.2	26.5	16.2

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(55.1)	(23.2)	(47.3)	(10.3)
Other comprehensive income (loss)	(6.7)	(7.0)	(14.5)	(19.9)
Accumulated other comprehensive income (loss), end of period	(61.8)	(30.2)	(61.8)	(30.2)

Changes in retained earnings:
Retained earnings, beginning of period	881.2	819.7	880.7	819.0
Net income	60.5	49.1	78.3	66.1
Dividends paid	(17.2)	$(16.0)	(34.5)	(32.3)
Retained earnings, end of period	924.5	852.8	924.5	852.8
Total shareholders' equity	$889.2	$838.8	$889.2	$838.8
_______________________________________

(1)	Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 23, 2019	August 24, 2018
OPERATING ACTIVITIES
Net income	$78.3	$66.1
Depreciation and amortization	41.4	38.7
Non-cash stock compensation	12.0	12.9
Equity in income of unconsolidated affiliates	(5.7)	(6.8)
Dividends received from unconsolidated affiliates	8.2	7.1
Other	2.1	(11.2)
Changes in operating assets and liabilities:
Accounts receivable	(82.2)	(99.8)
Inventories	(20.5)	(38.0)
Other assets	3.9	6.7
Accounts payable	37.8	45.6
Employee compensation liabilities	(46.1)	(40.1)
Employee benefit obligations	(17.7)	(18.7)
Customer deposits	7.4	(7.0)
Income taxes payable	13.0	0.1
Accrued expenses and other liabilities	10.9	6.1
Net cash provided by (used in) operating activities	42.8	(38.3)
INVESTING ACTIVITIES
Capital expenditures	(32.5)	(41.5)
Proceeds from COLI policies	1.1	20.7
Acquisitions, net of cash acquired	—	(149.5)
Other	1.8	1.9
Net cash used in investing activities	(29.6)	(168.4)
FINANCING ACTIVITIES
Dividends paid	(34.5)	(32.3)
Common stock repurchases	(5.9)	(3.5)
Borrowings on lines of credit	—	76.9
Repayments on lines of credit	—	(66.7)
Repayments of long-term debt	(1.3)	(1.3)
Other	(1.0)	—
Net cash used in financing activities	(42.7)	(26.9)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(2.8)
Net decrease in cash, cash equivalents and restricted cash	(30.9)	(236.4)
Cash and cash equivalents and restricted cash, beginning of period (1)	264.8	285.6
Cash and cash equivalents and restricted cash, end of period (2)	$233.9	$49.2
_______________________________________

(1)	These amounts include restricted cash of $3.5 and $2.5 as of February 22, 2019 and February 23, 2018, respectively.

(2)	These amounts include restricted cash of $4.8 and $3.5 as of August 23, 2019 and August 24, 2018, respectively.
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
Adoption of New Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. We adopted this guidance in Q1 2020 and elected to not reclassify these amounts to retained earnings as the effect on our consolidated financial statements was not material.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. We adopted this guidance in Q1 2020, and the adoption did not have an effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The core principle of the new lease standard is to increase the decision usefulness and comparability among organizations by recognizing right-of-use assets and lease obligations on the balance sheet with additional qualitative and quantitative disclosures. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. We adopted this guidance and related amendments in Q1 2020 and it resulted in an increase in the assets and liabilities on our Condensed Consolidated Balance Sheet. See Note 9 for additional information.

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

3.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Americas
Desking, benching, systems and storage	$396.0	$311.0	$706.8	$569.0
Seating	219.6	188.0	391.3	345.9
Other (1)	123.9	155.1	217.7	275.0
EMEA
Desking, benching, systems and storage	58.9	61.9	120.9	124.7
Seating	53.3	44.1	113.3	88.3
Other (1)	42.0	27.2	81.3	57.6
Other
Desking, benching, systems and storage	15.7	20.1	30.2	27.8
Seating	24.4	30.3	43.9	41.5
Other (1)	64.2	38.1	116.9	100.0
	$998.0	$875.8	$1,822.3	$1,629.8
_______________________________________

(1)
The Other product category data by segment consists primarily of consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
United States	$680.8	$582.8	$1,216.7	$1,054.1
Foreign locations	317.2	293.0	605.6	575.7
	$998.0	$875.8	$1,822.3	$1,629.8

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the six months ended August 23, 2019 are as follows:

Customer Deposits
Balance as of February 22, 2019	$20.0
Increases due to deposits received	23.6
Revenue recognized	(16.5)
Balance as of August 23, 2019	$27.1

4.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Net income	$60.5	$49.1	$78.3	$66.1
Adjustment for earnings attributable to participating securities	(1.3)	(1.0)	(1.5)	(1.3)
Net income used in calculating earnings per share	$59.2	$48.1	$76.8	$64.8
Weighted-average common shares outstanding including participating securities (in millions)	119.7	119.2	119.6	119.0
Adjustment for participating securities (in millions)	(2.4)	(2.5)	(2.3)	(2.3)
Shares used in calculating basic earnings per share (in millions)	117.3	116.7	117.3	116.7
Effect of dilutive stock-based compensation (in millions)	0.5	—	0.5	—
Shares used in calculating diluted earnings per share (in millions)	117.8	116.7	117.8	116.7
Earnings per share:
Basic	$0.50	$0.41	$0.65	$0.56
Diluted	$0.50	$0.41	$0.65	$0.56
Total common shares outstanding at period end (in millions)	117.2	116.7	117.2	116.7
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	0.5	—	0.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 23, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 24, 2019	$0.1	$9.5	$(9.4)	$(55.3)	$(55.1)
Other comprehensive income (loss) before reclassifications	0.3	0.5	—	(6.4)	(5.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	(0.8)	0.2	—	(1.1)
Net current period other comprehensive income (loss)	(0.2)	(0.3)	0.2	(6.4)	(6.7)
Balance as of August 23, 2019	$(0.1)	$9.2	$(9.2)	$(61.7)	$(61.8)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 23, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
Other comprehensive income (loss) before reclassifications	0.4	0.8	—	(14.3)	(13.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	(1.3)	0.4	—	(1.4)
Net current period other comprehensive income (loss)	(0.1)	(0.5)	0.4	(14.3)	(14.5)
Balance as of August 23, 2019	$(0.1)	$9.2	$(9.2)	$(61.7)	$(61.8)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 23, 2019 and August 24, 2018:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(0.8)	$(0.8)	$(1.5)	$(1.7)	Other income, net
Prior service cost (credit)	(0.1)	(0.6)	(0.1)	(1.2)	Other income, net
	0.1	0.3	0.3	0.6	Income tax expense
	(0.8)	(1.1)	(1.3)	(2.3)

Derivative amortization	0.3	—	0.6	—	Interest expense
	(0.1)	—	(0.2)	—	Income tax expense
	0.2	—	0.4	—

Realized gain on sale of investment	(0.7)	—	(0.7)	—	Investment income
	0.2	—	0.2	—	Income tax expense
	(0.5)	—	(0.5)	—

Foreign currency translation	—	0.1	—	0.1	Other income, net

Total reclassifications	$(1.1)	$(1.0)	$(1.4)	$(2.2)

6.	FAIR VALUE
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
Our total debt is carried at cost and was $485.0 and $487.0 as of August 23, 2019 and February 22, 2019, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $544 and $492 as of August 23, 2019 and February 22, 2019, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value in the Consolidated Balance Sheets as of August 23, 2019 and February 22, 2019 are summarized below:

	August 23, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$229.1	$—	$—	$229.1
Restricted cash	4.8	—	—	4.8
Foreign exchange forward contracts	—	1.7	—	1.7
Auction rate securities	—	—	2.0	2.0
	$233.9	$1.7	$2.0	$237.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.4)	$—	$(0.4)
	$—	$(0.4)	$—	$(0.4)

	February 22, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$261.3	$—	$—	$261.3
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	3.9	—	3.9
Auction rate securities	—	—	3.9	3.9
	$264.8	$3.9	$3.9	$272.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 23, 2019:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 22, 2019	$3.9
Unrealized gain on investments	0.3
Redemption of auction rate securities	(2.2)
Balance as of August 23, 2019	$2.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVENTORIES

Inventories	August 23, 2019	February 22, 2019
Raw materials and work-in-process	$129.0	$118.3
Finished goods	134.3	127.2
	263.3	245.5
Revaluation to LIFO	20.2	20.7
	$243.1	$224.8

The portion of inventories determined by the LIFO method was $103.8 and $96.9 as of August 23, 2019 and February 22, 2019, respectively.
8.     SHARE-BASED COMPENSATION
Performance Units
During the six months ended August 23, 2019, we granted 98,867 performance units ("PSUs") which are earned over a three-year period based on performance conditions and then modified based on a market condition. The expense for these awards is determined based on the probability that the performance conditions will be met and the fair value of the market condition. We used the Monte Carlo simulation model to calculate the fair value of the market condition. The total weighted-average grant date fair value for these PSUs was $16.21 per unit. The PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 23, 2019 and August 24, 2018 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Expense	$0.3	$1.2	$1.7	$3.5
Tax benefit	0.1	0.4	0.5	1.0

As of August 23, 2019, there was $0.8 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
The PSU activity for the six months ended August 23, 2019 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	676,800	$18.50
Granted	237,280	16.21
Nonvested as of August 23, 2019	914,080	$18.93

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
During the six months ended August 23, 2019, we awarded 722,209 restricted stock units ("RSUs"). These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 23, 2019 and August 24, 2018 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Expense	$2.0	$2.3	$9.9	$9.0
Tax benefit	0.5	0.6	2.7	2.4

As of August 23, 2019, there was $8.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the six months ended August 23, 2019 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	1,721,896	$15.39
Granted	722,209	15.51
Vested	(37,683)	15.05
Forfeited	(25,695)	15.21
Nonvested as of August 23, 2019	2,380,727	$15.43

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LEASES
Accounting Policies
In Q1 2020, we adopted ASU 2016-02, Leases (Topic 842) and related amendments ("ASC 842") on a prospective basis. The effects of the initial application of ASC 842 did not result in a cumulative adjustment to retained earnings.
We have operating leases for corporate offices, sales offices, showrooms, manufacturing facilities, vehicles and equipment that expire at various dates through 2031. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. The lease terms utilized in determining right-of-use assets and lease liabilities include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain any residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have had to pay to borrow on a collateralized basis an amount equal to the lease payments for a similar period of time.
The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	August 23, 2019	August 23, 2019
Operating lease cost	$12.5	$24.6
Sublease rental income	(0.3)	(0.4)
	$12.2	$24.2

Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended	Six Months Ended
	August 23, 2019	August 23, 2019
Cash flow information:
Operating cash flows used for operating leases	$11.5	$23.4
Leased assets obtained in exchange for new operating lease obligations	$18.6	$58.2

August 23, 2019

Other information:
Weighted-average remaining term	7.3 years
Weighted-average discount rate	4.2%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the future minimum lease payments as of August 23, 2019:

Fiscal year ending in February	Amount (1)
2020	$23.3
2021	42.9
2022	38.5
2023	33.5
2024	28.9
Thereafter	101.3
Total lease payments	268.4
Less interest	39.0
Present value of lease liabilities	$229.4
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. ACQUISITIONS
Orangebox
In Q3 2019, we acquired Orangebox Group Limited ("Orangebox"), a manufacturer of task seating, architectural pods, privacy solutions and collaborative furniture based in the United Kingdom ("U.K."). The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.5 in an all-cash transaction. An additional $3.7 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility. The goodwill resulting from the acquisition relates to the expected ability to provide customers with a broader range of furniture designed to boost collaboration at work and supplement our innovative product development.
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
The purchase price allocation for the Orangebox acquisition was incomplete as of August 23, 2019. We are still evaluating certain deferred tax adjustments.
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
Tangible assets and liabilities of Smith System were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $44.1 related to identifiable intangible assets, $79.3 related to goodwill and $25.0 related to tangible assets, mainly consisting of working capital items such as accounts receivable, inventory and current liabilities. The entire amount recorded to goodwill is deductible for U.S. income tax purposes and is recorded in the Americas segment. Intangible assets are principally related to internally-developed know-how and designs, dealer relationships and the Smith System trade name, which will be amortized over periods ranging between 9 to 11 years. The purchase accounting for the Smith System acquisition was completed during the current year.
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
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents, COLI and right-of-use assets related to operating leases.
Revenue and operating income (loss) for the three and six months ended August 23, 2019 and August 24, 2018 and total assets as of August 23, 2019 and February 22, 2019 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Revenue
Americas	$739.5	$654.1	$1,315.8	$1,189.9
EMEA	154.2	133.2	315.5	270.6
Other	104.3	88.5	191.0	169.3
	$998.0	$875.8	$1,822.3	$1,629.8
Operating income (loss)
Americas	$90.3	$77.2	$122.7	$106.9
EMEA	(5.5)	(6.0)	(4.7)	(7.7)
Other	8.9	4.8	11.2	6.4
Corporate	(8.4)	(8.1)	(16.3)	(14.4)
	$85.3	$67.9	$112.9	$91.2

Reportable Segment Balance Sheet Data	August 23, 2019	February 22, 2019
Total assets
Americas	$1,139.9	$1,044.4
EMEA	461.1	420.1
Other	267.0	220.4
Corporate	527.0	457.5
	$2,395.0	$2,142.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 23, 2019		August 24, 2018		August 23, 2019		August 24, 2018
Revenue	$998.0	100.0%	$875.8	100.0%	$1,822.3	100.0%	$1,629.8	100.0%
Cost of sales	664.5	66.6	587.2	67.0	1,230.4	67.5	1,103.3	67.7
Gross profit	333.5	33.4	288.6	33.0	591.9	32.5	526.5	32.3
Operating expenses	248.2	24.9	220.7	25.2	479.0	26.3	435.3	26.7
Operating income	85.3	8.5	67.9	7.8	112.9	6.2	91.2	5.6
Interest expense	(6.7)	(0.7)	(4.9)	(0.6)	(13.4)	(0.7)	(9.3)	(0.6)
Investment income	1.5	0.2	0.5	0.1	2.5	0.1	1.5	0.1
Other income, net	2.0	0.2	3.7	0.4	4.2	0.2	7.0	0.4
Income before income tax expense	82.1	8.2	67.2	7.7	106.2	5.8	90.4	5.5
Income tax expense	21.6	2.1	18.1	2.1	27.9	1.5	24.3	1.4
Net income	$60.5	6.1%	$49.1	5.6%	$78.3	4.3%	$66.1	4.1%
Earnings per share:
Basic	$0.50		$0.41		$0.65		$0.56
Diluted	$0.50		$0.41		$0.65		$0.56

Q2 2020 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q2 2019 revenue	$654.1	$133.2	$88.5	$875.8
Acquisitions	26.5	20.8	—	47.3
Divestiture	—	(0.5)	—	(0.5)
Currency translation effects*	(0.3)	(6.1)	(1.3)	(7.7)
Q2 2019 revenue, adjusted	680.3	147.4	87.2	914.9
Q2 2020 revenue	739.5	154.2	104.3	998.0
Organic growth $	$59.2	$6.8	$17.1	$83.1
Organic growth %	9%	5%	20%	9%

* Currency translation effects represent the estimated net effect of translating Q2 2019 foreign currency revenues using the average exchange rates during Q2 2020.

Year-to-date 2020 revenue	Americas	EMEA	Other	Consolidated
Year-to-date 2019 revenue	$1,189.9	$270.6	$169.3	$1,629.8
Acquisitions	42.9	40.1	—	83.0
Divestiture	—	(0.9)	—	(0.9)
Currency translation effects*	(1.8)	(17.8)	(3.4)	(23.0)
Year-to-date 2019 revenue, adjusted	1,231.0	292.0	165.9	1,688.9
Year-to-date 2020 revenue	1,315.8	315.5	191.0	1,822.3
Organic growth $	$84.8	$23.5	$25.1	$133.4
Organic growth %	7%	8%	15%	8%

* Currency translation effects represent the estimated net effect of translating year-to-date 2019 foreign currency revenues using the average exchange rates during year-to-date 2020.

Overview
In Q2 2020, we reported $85.3 in operating income which represented a $17.4 increase or 26% compared to the prior year.  The improvement was driven by revenue growth of 14% and lower cost of sales as a percentage of revenue.  Revenue growth of 13% in the Americas, 16% in EMEA, and 18% in the Other category was driven by overall industry growth (including volume and pricing), acquisitions and strong order backlog at the beginning of the quarter. In addition, we believe we gained market share in the Americas and in most of our major markets in EMEA over the fiscal year-to-date, which we attribute to our increased investments in product development and other growth strategies over the past two years.  The improvement in cost of sales as a percentage of revenue was driven by pricing benefits, lower commodity costs (compared to significant inflation in the prior year) and benefits from higher volume, partially offset by unfavorable shifts in business mix (which included a shift in sales from higher-margin products to lower-margin products and growth in revenue from direct-sell customers, which often includes third party products and services which generate lower than average gross margins) and increased investments to support our growth strategies.
Q2 2020 Compared to Q2 2019
We recorded net income of $60.5 and diluted earnings per share of $0.50 in Q2 2020 compared to net income of $49.1 and diluted earnings per share of $0.41 in the prior year. Operating income of $85.3 in Q2 2020 increased by $17.4, or 70 basis points as a percentage of revenue, compared to the prior year. The increase was driven by higher revenue, and lower cost of sales and operating expenses as a percentage of revenue contributed to the improvement in operating margin.
Revenue of $998.0 in Q2 2020 represented an increase of $122.2 or 14% compared to the prior year. The increase was driven by industry growth, acquisitions, high order backlog at the beginning of the quarter and market share gains. Revenue grew 13% in the Americas, 16% in EMEA and 18% in the Other category. After adjusting for a $47.3 impact of acquisitions, a $0.5 unfavorable impact of a divestiture and $7.7 of unfavorable currency translation effects, organic revenue growth was $83.1 or 9% compared to the prior year. Organic revenue growth was 9% in the Americas, 5% in EMEA and 20% in the Other category.

Cost of sales as a percentage of revenue decreased by 40 basis points to 66.6% of revenue in Q2 2020 compared to Q2 2019. Cost of sales as a percentage of revenue decreased by 30 basis points in the Americas, 60 basis points in EMEA and 90 basis points in the Other category. The decrease was driven by pricing benefits, lower commodity costs, and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix and increased investments to support our growth initiatives.
Operating expenses of $248.2 in Q2 2020 represented an increase of $27.5 but a decline of 30 basis points as a percentage of revenue compared to the prior year, which included a $7.5 gain on the sale of property. The remaining increase was driven by $9.2 from acquisitions and $4.2 of higher investments in product development, sales and marketing.
Our effective tax rate in Q2 2020 was 26.3% compared to a Q2 2019 effective tax rate of 26.9%.
Year-to-Date 2020 Compared to Year-to-Date 2019
We recorded year-to-date 2020 net income of $78.3 and diluted earnings per share of $0.65, compared to year-to-date 2019 net income of $66.1 and diluted earnings per share of $0.56. Year-to-date 2020 operating income increased $21.7 to $112.9 compared to the prior year. The increase was driven by the same factors as the quarter.
Year-to-date 2020 revenue of $1,822.3 represented an increase of $192.5 or 12% compared to year-to-date 2019. The increase was driven by industry growth, acquisitions and market share gains. Revenue grew 11% in the Americas, 17% in EMEA and 13% in the Other category. After adjusting for a $83.0 impact of acquisitions, a $0.9 unfavorable impact of divestitures and $23.0 of unfavorable currency translation effects, organic revenue growth was $133.4 or 8%. Organic revenue growth was 7% in the Americas, 8% in EMEA and 15% in the Other category.
Cost of sales decreased by 20 basis points to 67.5% of revenue in year-to-date 2020 compared to year-to-date 2019. The decrease was due to an improvement of 70 basis points in EMEA and 50 basis points in the Other category, while the Americas was flat compared to the prior year. The year-over-year comparisons reflected the same factors as the quarter.
Operating expenses of $479.0 in year-to-date 2020 represented an increase of $43.7, but a decline of 40 basis points as a percentage of revenue compared to the prior year, which included a $7.5 gain on the sale of property. The remaining increase was driven by $21.8 from acquisitions and $5.4 of higher investments in sales, marketing and product development.
Our year-to-date 2020 effective tax rate was 26.3% compared to a year-to-date 2019 effective tax rate of 26.9%.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Interest expense	$(6.7)	$(4.9)	$(13.4)	$(9.3)
Investment income	1.5	0.5	2.5	1.5
Other income (expense), net:
Equity in income of unconsolidated affiliates	3.2	3.4	5.7	6.8
Foreign exchange gains	(0.2)	0.4	0.1	0.5
Net periodic pension and post-retirement credit, excluding service cost	0.2	1.0	0.4	1.9
Miscellaneous, net	(1.2)	(1.1)	(2.0)	(2.2)
Total other income, net	2.0	3.7	4.2	7.0
Total interest expense, investment income and other income, net	$(3.2)	$(0.7)	$(6.7)	$(0.8)
The increase in interest expense in Q2 2020 and year-to-date 2020 was due to the higher level of outstanding debt following the issuance of new term notes in the fourth quarter of the prior year.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 23, 2019		August 24, 2018		August 23, 2019		August 24, 2018
Revenue	$739.5	100.0%	$654.1	100.0%	$1,315.8	100.0%	$1,189.9	100.0%
Cost of sales	486.3	65.8	432.6	66.1	879.7	66.9	796.2	66.9
Gross profit	253.2	34.2	221.5	33.9	436.1	33.1	393.7	33.1
Operating expenses	162.9	22.0	144.3	22.1	313.4	23.8	286.8	24.1
Operating income	$90.3	12.2%	$77.2	11.8%	$122.7	9.3%	$106.9	9.0%
Operating income in the Americas increased by $13.1 and $15.8, respectively, in Q2 2020 and year-to-date 2020 compared to the prior year. The increase in Q2 2020 was driven by higher revenue and lower cost of sales as a percentage of revenue compared to the prior year. On a year-to-date basis, the increase was driven by higher revenue and lower operating expenses as a percentage of revenue.
The Americas revenue represented 74.1% of consolidated revenue in Q2 2020. Q2 2020 revenue of $739.5 represented an increase of $85.4 or 13% compared to the prior year. The increase was driven by industry growth, acquisitions, high order backlog at the beginning of the quarter and market share gains. After adjusting for a $26.5 impact of acquisitions and $0.3 of unfavorable currency translation effects, organic revenue growth in Q2 2020 was $59.2 or 9% compared to the prior year.
Year-to-date 2020 revenue of $1,315.8 represented an increase of $125.9 or 11% compared to year-to-date 2019. The increase was driven by industry growth, acquisitions and market share gains. After adjusting for a $42.9 impact of acquisitions and $1.8 of unfavorable currency translation effects, year-to-date 2020 organic revenue growth was $84.8 or 7% compared to the prior year.

Cost of sales as a percentage of revenue decreased by 30 basis points in Q2 2020 compared to Q2 2019. The decrease was driven by approximately $15 of pricing benefits, approximately $6 of lower commodity costs, and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix and approximately $3 of increased investments to support growth initiatives. Year-to-date 2020 cost of sales as a percentage of revenue was flat compared to the prior year, and approximately $23 of pricing benefits, approximately $4 of lower commodity costs and higher absorption of fixed costs were offset by unfavorable shifts in business mix.
Operating expenses in Q2 2020 increased by $18.6 but declined by 10 basis points as a percentage of revenue compared to the prior year, which included a $7.5 gain on the sale of property. The remaining increase was driven by $3.1 of higher investments in product development, sales and marketing and $2.0 from acquisitions. Year-to-date 2020 operating expenses increased by $26.6 but declined by 30 basis points as a percentage of revenue compared to the prior year. The increase was driven by the same factors as the quarter.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 23, 2019		August 24, 2018		August 23, 2019		August 24, 2018
Revenue	$154.2	100.0%	$133.2	100.0%	$315.5	100.0%	$270.6	100.0%
Cost of sales	112.6	73.0	98.1	73.6	228.3	72.4	197.4	72.9
Gross profit	41.6	27.0	35.1	26.4	87.2	27.6	73.2	27.1
Operating expenses	47.1	30.6	41.1	30.9	91.9	29.1	80.9	29.9
Operating loss	$(5.5)	(3.6)%	$(6.0)	(4.5)%	$(4.7)	(1.5)%	$(7.7)	(2.8)%
Operating results in EMEA improved in Q2 2020 and year-to-date 2020 by $0.5 and $3.0, respectively, compared to the prior year. The improvement was driven by higher revenue, and lower cost of sales and operating expenses as a percentage of revenue contributed to the improvement in operating margin.
EMEA revenue represented 15.5% of consolidated revenue in Q2 2020. Q2 2020 revenue of $154.2 represented an increase of $21.0 or 16% compared to the prior year. The increase was driven by revenue from an acquisition and growth in Germany, partially offset by $6.1 of unfavorable currency translation effects. After adjusting for a $20.8 impact of an acquisition, $6.1 of unfavorable currency translation effects and a $0.5 unfavorable impact of a divestiture, organic revenue growth was $6.8 or 5% compared to the prior year. For year-to-date 2020, revenue increased by $44.9 or 17% compared to the prior year. The increase was driven by revenue from an acquisition and growth in Germany and France, partially offset by $17.8 of unfavorable currency translation effects. After adjusting for a $40.1 impact of an acquisition, $17.8 of unfavorable currency translation effects and a $0.9 unfavorable impact of a divestiture, organic revenue growth was $23.5 or 8% compared to the prior year.
Cost of sales as a percentage of revenue decreased 60 basis points to 73.0% of revenue in Q2 2020 compared to the prior year. The decrease included a 40 basis point improvement due to lower cost of sales as a percentage of revenue at the acquired company compared to the rest of the segment and approximately $3 of pricing benefits, partially offset by unfavorable shifts in business mix. Cost of sales as a percentage of revenue decreased 50 basis points to 72.4% of revenue in year-to-date 2020 compared to the prior year. The decrease was driven by the same factors as the quarter.
Operating expenses in Q2 2020 increased by $6.0 but decreased by 30 basis points as a percentage of revenue compared to the prior year. The increase in operating expenses in Q2 2020 was primarily due to $7.2 from the acquisition, partially offset by $1.6 of favorable currency translation effects. Operating expenses for year-to-date 2020 increased by $11.0 but decreased by 80 basis points as a percentage of revenue compared to the prior year and the increase was driven by the same factors as the quarter.

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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 23, 2019		August 24, 2018		August 23, 2019		August 24, 2018
Revenue	$104.3	100.0%	$88.5	100.0%	$191.0	100.0%	$169.3	100.0%
Cost of sales	65.6	62.9	56.5	63.8	122.4	64.1	109.7	64.8
Gross profit	38.7	37.1	32.0	36.2	68.6	35.9	59.6	35.2
Operating expenses	29.8	28.6	27.2	30.8	57.4	30.0	53.2	31.4
Operating income	$8.9	8.5%	$4.8	5.4%	$11.2	5.9%	$6.4	3.8%
Operating income in the Other category in Q2 2020 and year-to-date 2020 increased by $4.1 and $4.8, respectively, compared to the prior year, driven primarily by higher revenue in Asia Pacific and Designtex.
Revenue in the Other category represented 10.4% of consolidated revenue in Q2 2020. Q2 2020 revenue of $104.3 represented an increase of $15.8 or 18% compared to the prior year. The increase was driven by strength at Designtex and Asia Pacific (across most markets). Year-to-date 2020 revenue of $191.0 represented an increase of $21.7 or 13%, compared to the prior year. The increase was driven primarily by strength in Asia Pacific (led by India and Greater China) and Designtex.

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 23, 2019	August 24, 2018	August 23, 2019	August 24, 2018
Operating expenses	$8.4	$8.1	$16.3	$14.4
The increase in operating expenses in year-to-date 2020 compared to the prior year was due primarily to lower COLI income.
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

Liquidity Sources	August 23, 2019	February 22, 2019
Cash and cash equivalents	$229.1	$261.3
Company-owned life insurance	156.2	156.1
Availability under credit facilities	228.5	227.9
Total liquidity	$613.8	$645.3
As of August 23, 2019, we held a total of $229.1 in cash and cash equivalents. Of that total, approximately 81% was located in the U.S. and the remaining 19% was located outside of the U.S., primarily in China, Malaysia, the U.K., Mexico and Hong Kong.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 23, 2019 and August 24, 2018:

	Six Months Ended
Cash Flow Data	August 23, 2019	August 24, 2018
Net cash provided by (used in):
Operating activities	$42.8	$(38.3)
Investing activities	(29.6)	(168.4)
Financing activities	(42.7)	(26.9)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(2.8)
Net decrease in cash, cash equivalents and restricted cash	(30.9)	(236.4)
Cash, cash equivalents and restricted cash, beginning of period	264.8	285.6
Cash, cash equivalents and restricted cash, end of period	$233.9	$49.2

Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 23, 2019	August 24, 2018
Net income	$78.3	$66.1
Depreciation and amortization	41.4	38.7
Non-cash stock compensation	12.0	12.9
Other	4.6	(10.9)
Changes in accounts receivable, inventories and accounts payable	(64.9)	(92.2)
Changes in employee compensation liabilities	(46.1)	(40.1)
Employee benefit obligations	(17.7)	(18.7)
Changes in other operating assets and liabilities	35.2	5.9
Net cash provided by (used in) operating activities	$42.8	$(38.3)
Cash provided by operating activities in year-to-date 2020 as compared to year-to-date 2019 was driven by strong earnings growth, a decrease in the use of working capital and timing of estimated income tax payments.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 23, 2019	August 24, 2018
Capital expenditures	$(32.5)	$(41.5)
Proceeds from COLI policies	1.1	20.7
Acquisitions, net of cash acquired	—	(149.5)
Other	1.8	1.9
Net cash used in investing activities	$(29.6)	$(168.4)
In year-to-date 2020, capital expenditures were primarily related to investments in manufacturing operations, customer-facing facilities and product development.
Proceeds from our COLI policies were lower in year-to-date 2020 as compared to year-to-date 2019 due to lower policy maturities.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 23, 2019	August 24, 2018
Dividends paid	$(34.5)	$(32.3)
Common stock repurchases	(5.9)	(3.5)
Net borrowings and repayments of debt	(1.3)	8.9
Other	(1.0)	—
Net cash used in financing activities	$(42.7)	$(26.9)
We paid dividends of $0.145 per common share in each of Q1 2020 and Q2 2020 and $0.135 per common share in each of     Q1 2019 and Q2 2019.
In year-to-date 2020, we repurchased 347,256 shares of Class A common stock, 239,831 of which were made to satisfy participants' tax withholding obligations upon the issuance of equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2019, we made common stock repurchases of 245,663 shares, 236,102 of which were made to satisfy participants' tax withholding obligations upon the issuance of equity awards.
As of August 23, 2019, we had $97.2 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.

Off-Balance Sheet Arrangements
During Q2 2020, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2020, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 23, 2019 were:

Liquidity Facilities	August 23, 2019
Global committed bank facility	$200.0
Various uncommitted lines	28.5
Total credit lines available	228.5
Less: Borrowings outstanding	(0.5)
Available capacity	$228.0
We have a $200 global committed five-year bank facility which expires in 2022. As of August 23, 2019, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility.
The various uncommitted lines may be changed or canceled by the banks at any time. There was $0.5 of outstanding borrowings under the uncommitted facilities as of August 23, 2019.
In addition, we have credit agreements totaling $44.8 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $12.5 were outstanding under these facilities as of August 23, 2019. There were no draws on our standby letters of credit during year-to-date 2020 or year-to-date 2019.
Total consolidated debt as of August 23, 2019 was $485.0. Our debt primarily consists of $442.9 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of August 23, 2019 of $41.4. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
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
We expect capital expenditures to total approximately $80 to $90 in 2020 compared to $81 in 2019. This amount includes investments in manufacturing operations, product development and our customer-facing facilities.
On September 19, 2019, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $17.0, to be paid in Q3 2020. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q2 2020, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 23, 2019 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2019. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2020, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2020, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2020, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2020, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 23, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 23, 2019, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 22, 2019.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 22, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
5/25/2019 - 6/28/2019	143	$17.04	—	$98.9
6/29/2019 - 7/26/2019	4,516	$17.19	—	$98.9
7/27/2019 - 8/23/2019	113,294	$15.49	107,425	$97.2
Total	117,953	(2)	107,425
_______________________________________

(1)
In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. On June 25, 2019, we entered into a stock repurchase agreement with an independent third-party broker under which the broker is authorized to repurchase up to 1,500,000 shares of our common stock on our behalf during the period from June 26, 2019 through December 26, 2019, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Exchange Act. Shares purchased under the agreement are part of our share repurchase program approved in January 2016.

(2)	10,528 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: September 20, 2019