Form 10-Q
period 2019-11-22
STEELCASE INC
filed 2019-12-19
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 22, 2019

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 16, 2019, Steelcase Inc. had 89,437,711 shares of Class A Common Stock and 27,764,289 shares of Class B Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Revenue	$955.2	$901.0	$2,777.5	$2,530.8
Cost of sales	639.1	622.7	1,869.5	1,726.0
Gross profit	316.1	278.3	908.0	804.8
Operating expenses	241.0	232.9	720.0	668.2
Operating income	75.1	45.4	188.0	136.6
Interest expense	(6.7)	(4.7)	(20.1)	(14.0)
Investment income	1.3	0.2	3.8	1.7
Other income, net	4.1	4.3	8.3	11.3
Income before income tax expense	73.8	45.2	180.0	135.6
Income tax expense	18.9	7.9	46.8	32.2
Net income	$54.9	$37.3	$133.2	$103.4
Earnings per share:
Basic	$0.46	$0.31	$1.11	$0.87
Diluted	$0.46	$0.31	$1.11	$0.87
Dividends declared and paid per common share	$0.145	$0.135	$0.435	$0.405

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Net income	$54.9	$37.3	$133.2	$103.4
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.1)	(0.2)	(0.2)	0.1
Pension and other post-retirement liability adjustments	(1.1)	(1.1)	(1.6)	(2.7)
Derivative amortization	0.3	—	0.7	—
Foreign currency translation adjustments	6.4	(6.5)	(7.9)	(25.1)
Total other comprehensive income (loss), net	5.5	(7.8)	(9.0)	(27.7)
Comprehensive income	$60.4	$29.5	$124.2	$75.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 22, 2019	February 22, 2019
ASSETS
Current assets:
Cash and cash equivalents	$367.7	$261.3
Accounts receivable, net of allowances of $10.3 and $8.7	447.8	390.3
Inventories	248.3	224.8
Prepaid expenses	22.9	19.5
Other current assets	45.6	52.7
Total current assets	1,132.3	948.6
Property, plant and equipment, net of accumulated depreciation of $997.8 and $1,009.3	446.1	455.5
Company-owned life insurance ("COLI")	159.9	156.1
Deferred income taxes	120.4	135.8
Goodwill	240.5	240.8
Other intangible assets, net of accumulated amortization of $64.6 and $55.8	109.9	119.3
Investments in unconsolidated affiliates	56.8	56.9
Right-of-use operating lease assets	231.9	—
Other assets	26.0	29.4
Total assets	$2,523.8	$2,142.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281.3	$241.2
Short-term borrowings and current portion of long-term debt	2.6	4.1
Current operating lease obligations	39.7	—
Accrued expenses:
Employee compensation	160.9	168.1
Employee benefit plan obligations	37.7	37.1
Accrued promotions	36.7	27.7
Customer deposits	26.0	20.0
Product warranties	13.3	16.4
Income taxes payable	19.6	3.5
Other	89.6	77.1
Total current liabilities	707.4	595.2
Long-term liabilities:
Long-term debt less current maturities	481.5	482.9
Employee benefit plan obligations	137.1	141.6
Long-term operating lease obligations	209.2	—
Other long-term liabilities	56.9	72.9
Total long-term liabilities	884.7	697.4
Total liabilities	1,592.1	1,292.6
Shareholders’ equity:
Additional paid-in capital	26.0	16.4
Accumulated other comprehensive loss	(56.3)	(47.3)
Retained earnings	962.0	880.7
Total shareholders’ equity	931.7	849.8
Total liabilities and shareholders’ equity	$2,523.8	$2,142.4
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Changes in common shares outstanding:
Common shares outstanding, beginning of period	117,243,960	116,683,614	116,766,610	116,157,443
Common stock issuances	10,167	12,969	33,039	39,798
Common stock repurchases	(177,123)	(29,745)	(524,379)	(275,408)
Performance units issued as common stock	—	—	—	209,353
Restricted units issued as common stock	116,094	98,461	917,828	634,113
Common shares outstanding, end of period	117,193,098	116,765,299	117,193,098	116,765,299

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$26.5	$16.2	$16.4	$4.6
Common stock issuances	0.2	0.2	0.6	0.6
Common stock repurchases	(2.8)	(0.6)	(8.7)	(4.1)
Performance units and restricted stock units expense	2.1	2.3	13.7	14.8
Other	—	0.3	4.0	2.5
Paid-in capital, end of period	26.0	18.4	26.0	18.4

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(61.8)	(30.2)	(47.3)	(10.3)
Other comprehensive income (loss)	5.5	(7.8)	(9.0)	(27.7)
Accumulated other comprehensive income (loss), end of period	(56.3)	(38.0)	(56.3)	(38.0)

Changes in retained earnings:
Retained earnings, beginning of period	924.5	852.8	880.7	819.0
Net income	54.9	37.3	133.2	103.4
Dividends paid	(17.4)	(16.0)	(51.9)	(48.3)
Retained earnings, end of period	962.0	874.1	962.0	874.1
Total shareholders' equity	$931.7	$854.5	$931.7	$854.5
_______________________________________

(1)	Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 22, 2019	November 23, 2018
OPERATING ACTIVITIES
Net income	$133.2	$103.4
Depreciation and amortization	62.9	60.5
Non-cash stock compensation	14.3	15.4
Equity in income of unconsolidated affiliates	(9.9)	(11.1)
Dividends received from unconsolidated affiliates	8.8	6.9
Other	10.3	(12.8)
Changes in operating assets and liabilities:
Accounts receivable	(60.8)	(99.7)
Inventories	(25.2)	(52.3)
Other assets	12.1	4.7
Accounts payable	41.6	45.6
Employee compensation liabilities	(8.8)	(13.5)
Employee benefit obligations	(5.7)	(3.7)
Customer deposits	6.2	(4.8)
Income taxes payable	16.0	(0.4)
Accrued expenses and other liabilities	23.8	7.9
Net cash provided by operating activities	218.8	46.1
INVESTING ACTIVITIES
Capital expenditures	(49.1)	(56.8)
Proceeds from disposal of fixed assets	1.0	20.3
Proceeds from COLI policies	1.2	21.5
Acquisitions, net of cash acquired	—	(226.2)
Other	0.8	(6.3)
Net cash used in investing activities	(46.1)	(247.5)
FINANCING ACTIVITIES
Dividends paid	(51.9)	(48.3)
Common stock repurchases	(8.7)	(4.1)
Borrowings on lines of credit	—	291.8
Repayments on lines of credit	—	(264.4)
Repayments of long-term debt	(2.0)	(2.0)
Other	(1.5)	0.5
Net cash used in financing activities	(64.1)	(26.5)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	107.8	(231.2)
Cash and cash equivalents and restricted cash, beginning of period (1)	264.8	285.6
Cash and cash equivalents and restricted cash, end of period (2)	$372.6	$54.4
_______________________________________

(1)	These amounts include restricted cash of $3.5 and $2.5 as of February 22, 2019 and February 23, 2018, respectively.

(2)	These amounts include restricted cash of $4.9 and $3.4 as of November 22, 2019 and November 23, 2018, respectively.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

3.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Americas
Desking, benching, systems and storage	$351.7	$337.6	$1,058.5	$906.6
Seating	197.3	195.5	588.6	541.4
Other (1)	141.9	105.5	359.6	380.5
EMEA
Desking, benching, systems and storage	66.1	49.6	187.0	174.3
Seating	60.7	33.1	174.0	121.4
Other (1)	41.6	88.2	122.9	145.8
Other
Desking, benching, systems and storage	16.7	13.8	46.9	41.6
Seating	21.4	26.4	65.3	67.9
Other (1)	57.8	51.3	174.7	151.3
	$955.2	$901.0	$2,777.5	$2,530.8
_______________________________________

(1)
The Other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
United States	$705.4	$586.0	$1,922.1	$1,640.1
Foreign locations	249.8	315.0	855.4	890.7
	$955.2	$901.0	$2,777.5	$2,530.8

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the nine months ended November 22, 2019 are as follows:

Customer Deposits
Balance as of February 22, 2019	$20.0
Increases due to deposits received	23.3
Revenue recognized	(17.3)
Balance as of November 22, 2019	$26.0

4.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
Computation of Earnings per Share	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Net income	$54.9	$37.3	$133.2	$103.4
Adjustment for earnings attributable to participating securities	(1.1)	(0.8)	(2.6)	(2.1)
Net income used in calculating earnings per share	$53.8	$36.5	$130.6	$101.3
Weighted-average common shares outstanding including participating securities (in millions)	119.5	119.2	119.6	119.0
Adjustment for participating securities (in millions)	(2.3)	(2.5)	(2.3)	(2.4)
Shares used in calculating basic earnings per share (in millions)	117.2	116.7	117.3	116.6
Effect of dilutive stock-based compensation (in millions)	0.6	0.3	0.5	0.3
Shares used in calculating diluted earnings per share (in millions)	117.8	117.0	117.8	116.9
Earnings per share:
Basic	$0.46	$0.31	$1.11	$0.87
Diluted	$0.46	$0.31	$1.11	$0.87
Total common shares outstanding at period end (in millions)	117.2	116.8	117.2	116.8
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	0.2	—	0.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 22, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of August 23, 2019	$(0.1)	$9.2	$(9.2)	$(61.7)	$(61.8)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.6)	—	6.4	5.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	0.3	—	(0.2)
Net current period other comprehensive income (loss)	(0.1)	(1.1)	0.3	6.4	5.5
Balance as of November 22, 2019	$(0.2)	$8.1	$(8.9)	$(55.3)	$(56.3)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 22, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
Other comprehensive income (loss) before reclassifications	0.3	0.2	—	(7.9)	(7.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	(1.8)	0.7	—	(1.6)
Net current period other comprehensive income (loss)	(0.2)	(1.6)	0.7	(7.9)	(9.0)
Balance as of November 22, 2019	$(0.2)	$8.1	$(8.9)	$(55.3)	$(56.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 22, 2019 and November 23, 2018:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(0.8)	$(0.9)	$(2.3)	$(2.6)	Other income, net
Prior service cost (credit)	(0.1)	(0.6)	(0.2)	(1.8)	Other income, net
	0.4	0.4	0.7	1.0	Income tax expense
	(0.5)	(1.1)	(1.8)	(3.4)

Derivative amortization	0.4	—	1.0	—	Interest expense
	(0.1)	—	(0.3)	—	Income tax expense
	0.3	—	0.7	—

Realized gain on sale of investment	—	—	(0.7)	—	Investment income
	—	—	0.2	—	Income tax expense
	—	—	(0.5)	—

Foreign currency translation	—	—	—	0.1	Other income, net

Total reclassifications	$(0.2)	$(1.1)	$(1.6)	$(3.3)

6.	FAIR VALUE
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
Our total debt is carried at cost and was $484.1 and $487.0 as of November 22, 2019 and February 22, 2019, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $540 and $492 as of November 22, 2019 and February 22, 2019, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value as of November 22, 2019 and February 22, 2019 are summarized below:

	November 22, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$367.7	$—	$—	$367.7
Restricted cash	4.9	—	—	4.9
Foreign exchange forward contracts	—	1.3	—	1.3
Auction rate securities	—	—	2.0	2.0
	$372.6	$1.3	$2.0	$375.9
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

	February 22, 2019
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$261.3	$—	$—	$261.3
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	3.9	—	3.9
Auction rate securities	—	—	3.9	3.9
	$264.8	$3.9	$3.9	$272.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 22, 2019:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 22, 2019	$3.9
Unrealized gain on investments	0.3
Redemption of auction rate securities	(2.2)
Balance as of November 22, 2019	$2.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVENTORIES

Inventories	November 22, 2019	February 22, 2019
Raw materials and work-in-process	$120.7	$118.3
Finished goods	147.9	127.2
	268.6	245.5
Revaluation to LIFO	20.3	20.7
	$248.3	$224.8

The portion of inventories determined by the LIFO method was $107.4 and $96.9 as of November 22, 2019 and February 22, 2019, respectively.
8.     SHARE-BASED COMPENSATION
Performance Units
During the nine months ended November 22, 2019, we granted 98,867 performance units ("PSUs") which are earned over a three-year period based on performance conditions and then modified based on a market condition. The expense for these awards is determined based on the probability that the performance conditions will be met and the fair value of the market condition. We used the Monte Carlo simulation model to calculate the fair value of the market condition. The total weighted-average grant date fair value for these PSUs was $16.21 per unit. The PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.
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
The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 22, 2019 and November 23, 2018 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Expense	$0.3	$0.3	$2.0	$3.8
Tax benefit	—	—	0.5	1.1

As of November 22, 2019, there was $0.6 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.5 years.
The PSU activity for the nine months ended November 22, 2019 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	676,800	$18.50
Granted	237,280	16.21
Nonvested as of November 22, 2019	914,080	$18.93

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
During the nine months ended November 22, 2019, we awarded 842,609 restricted stock units ("RSUs"). These RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the units will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.
The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 22, 2019 and November 23, 2018 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Expense	$1.8	$2.0	$11.7	$11.0
Tax benefit	0.5	0.6	3.1	3.0

As of November 22, 2019, there was $8.4 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
The RSU activity for the nine months ended November 22, 2019 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	1,721,896	$15.39
Granted	842,609	15.84
Vested	(153,777)	14.07
Forfeited	(38,503)	15.26
Nonvested as of November 22, 2019	2,372,225	$15.64

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LEASES
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
The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	November 22, 2019	November 22, 2019
Operating lease cost	$13.0	$37.6
Sublease rental income	(0.4)	(0.8)
	$12.6	$36.8

Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended	Nine Months Ended
	November 22, 2019	November 22, 2019
Cash flow information:
Operating cash flows used for operating leases	$9.5	$32.9
Leased assets obtained in exchange for new operating lease obligations	$25.6	$83.8

November 22, 2019

Other information:
Weighted-average remaining term	7.4 years
Weighted-average discount rate	4.1%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the future minimum lease payments as of November 22, 2019:

Fiscal year ending in February	Amount (1)
2020	$11.9
2021	47.2
2022	43.6
2023	37.6
2024	32.5
Thereafter	116.2
Total lease payments	289.0
Less interest	40.1
Present value of lease liabilities	$248.9
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
Tangible assets and liabilities of Orangebox were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $42.2 related to identifiable intangible assets, $23.4 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and current liabilities), property, plant and equipment (primarily the land, building and equipment of two manufacturing locations in the U.K.) and deferred tax liabilities. Goodwill was recorded in EMEA and the Americas segments in the amounts of $18.8 and $4.6, respectively. The goodwill is not deductible for U.K. or U.S. income tax purposes. Intangible assets are principally related to dealer relationships, the Orangebox trade name and internally-developed know-how and designs, which will be amortized over periods ranging between 9 to 11 years. The purchase accounting for the Orangebox acquisition was completed during the current year.
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
Revenue and operating income (loss) for the three and nine months ended November 22, 2019 and November 23, 2018 and total assets as of November 22, 2019 and February 22, 2019 by segment are presented below:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Revenue
Americas	$690.9	$638.6	$2,006.7	$1,828.5
EMEA	168.4	170.9	483.9	441.5
Other	95.9	91.5	286.9	260.8
	$955.2	$901.0	$2,777.5	$2,530.8
Operating income (loss)
Americas	$74.7	$52.0	$197.4	$158.9
EMEA	6.3	(0.7)	1.6	(8.4)
Other	3.3	4.2	14.5	10.6
Corporate	(9.2)	(10.1)	(25.5)	(24.5)
	$75.1	$45.4	$188.0	$136.6

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	November 22, 2019	February 22, 2019
Total assets
Americas	$1,097.9	$1,044.4
EMEA	474.0	420.1
Other	294.4	220.4
Corporate	657.5	457.5
	$2,523.8	$2,142.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 22, 2019		November 23, 2018		November 22, 2019		November 23, 2018
Revenue	$955.2	100.0%	$901.0	100.0%	$2,777.5	100.0%	$2,530.8	100.0%
Cost of sales	639.1	66.9	622.7	69.1	1,869.5	67.3	1,726.0	68.2
Gross profit	316.1	33.1	278.3	30.9	908.0	32.7	804.8	31.8
Operating expenses	241.0	25.2	232.9	25.9	720.0	25.9	668.2	26.4
Operating income	75.1	7.9	45.4	5.0	188.0	6.8	136.6	5.4
Interest expense	(6.7)	(0.7)	(4.7)	(0.5)	(20.1)	(0.7)	(14.0)	(0.5)
Investment income	1.3	0.1	0.2	—	3.8	0.1	1.7	0.1
Other income, net	4.1	0.4	4.3	0.5	8.3	0.3	11.3	0.4
Income before income tax expense	73.8	7.7	45.2	5.0	180.0	6.5	135.6	5.4
Income tax expense	18.9	2.0	7.9	0.9	46.8	1.7	32.2	1.3
Net income	$54.9	5.7%	$37.3	4.1%	$133.2	4.8%	$103.4	4.1%
Earnings per share:
Basic	$0.46		$0.31		$1.11		$0.87
Diluted	$0.46		$0.31		$1.11		$0.87

Q3 2020 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q3 2019 revenue	$638.6	$170.9	$91.5	$901.0
Acquisition	0.7	5.0	—	5.7
Currency translation effects*	(0.5)	(7.1)	(0.6)	(8.2)
Q3 2019 revenue, adjusted	638.8	168.8	90.9	898.5
Q3 2020 revenue	690.9	168.4	95.9	955.2
Organic growth (decline) $	$52.1	$(0.4)	$5.0	$56.7
Organic growth (decline) %	8%	0%	6%	6%

* Currency translation effects represent the estimated net effect of translating Q3 2019 foreign currency revenues using the average exchange rates during Q3 2020.

Year-to-date 2020 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2019 revenue	$1,828.5	$441.5	$260.8	$2,530.8
Acquisitions	43.6	45.0	—	88.6
Divestiture	—	(0.9)	—	(0.9)
Currency translation effects*	(2.2)	(24.6)	(4.0)	(30.8)
Year-to-date 2019 revenue, adjusted	1,869.9	461.0	256.8	2,587.7
Year-to-date 2020 revenue	2,006.7	483.9	286.9	2,777.5
Organic growth $	$136.8	$22.9	$30.1	$189.8
Organic growth %	7%	5%	12%	7%

* Currency translation effects represent the estimated net effect of translating year-to-date 2019 foreign currency revenues using the average exchange rates during year-to-date 2020.

Overview
In Q3 2020, we reported revenue growth of 6% and an operating income margin of 7.9%, driven by the higher revenue and lower cost of sales as a percentage of revenue. The revenue growth was driven by the Americas and reflected strong industry growth, benefits from pricing actions and favorable timing of shipments. Cost of sales as a percentage of revenue improved by 220 basis points (with 110 basis points attributable to the impact of a pension charge in the prior year). The remaining improvement was driven by the realization of pricing actions, lower commodity costs (compared to significant inflation in the prior year) and benefits from higher volume. The results reflected our continued focus to drive growth through expanding our product offering while executing on initiatives to improve the fitness of our cost structure.
Q3 2020 Compared to Q3 2019
We recorded net income of $54.9 and diluted earnings per share of $0.46 in Q3 2020 compared to net income of $37.3 and diluted earnings per share of $0.31 in the prior year. The prior year results included an $11.2 charge related to participation in a multi-employer pension plan, which had the effect of decreasing net income by$5.5 after taking into account the related variable compensation and tax effects. Operating income of $75.1 in Q3 2020 represented an increase of $29.7, or 290 basis points as a percentage of revenue, compared to the prior year, which was negatively impacted by $7.5 due to the pension charge, net of the related variable compensation effect. The increase in operating income was driven by higher revenue and lower cost of sales and operating expenses as a percentage of revenue.
Revenue of $955.2 in Q3 2020 represented an increase of $54.2 or 6% compared to the prior year. The increase was driven by growth in the Americas, including benefits from price list adjustments and favorable shipment timing, caused in part by the timing of the U.S. Thanksgiving holiday (which fell in Q3 of the prior year compared to Q4 of the current year). Revenue grew 8% in the Americas and 5% in the Other category, while EMEA revenue declined by 1% compared to the prior year. After adjusting for a $5.7 impact of an acquisition and $8.2 of unfavorable currency translation effects, organic revenue growth was $56.7 or 6% compared to the prior year. Organic revenue growth was 8% in the Americas and 6% in the Other category, while EMEA revenue was flat on an organic basis.

Cost of sales as a percentage of revenue decreased by 220 basis points to 66.9% of revenue in Q3 2020 compared to Q3 2019, with 110 basis points of the improvement attributable to the pension charge in the prior year. The remaining decrease was driven by pricing benefits, lower commodity costs, and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix (which included growth in third-party products and services, which have a lower than average gross margin). Cost of sales as a percentage of revenue decreased by 210 basis points in the Americas, 350 basis points in EMEA and 10 basis points in the Other category.
Operating expenses of $241.0 in Q3 2020 represented an increase of $8.1 but a decline of 70 basis points as a percentage of revenue compared to the prior year. The increase was driven primarily by $3.9 of higher investments in product development, sales and marketing and $3.8 of higher variable compensation expense.
Our effective tax rate in Q3 2020 was 25.6% compared to a Q3 2019 effective tax rate of 17.5%. Q3 2019 reflected the impact of a $3.6 favorable adjustment recorded during the quarter.
Year-to-Date 2020 Compared to Year-to-Date 2019
We recorded year-to-date 2020 net income of $133.2 and diluted earnings per share of $1.11, compared to year-to-date 2019 net income of $103.4 and diluted earnings per share of $0.87. The prior year results were negatively impacted by $5.5 related to the pension charge, net of related variable compensation and income tax effects. Year-to-date 2020 operating income increased $51.4 to $188.0 compared to the prior year. The increase was driven by the same factors as the quarter.
Year-to-date 2020 revenue of $2,777.5 represented an increase of $246.7 or 10% compared to year-to-date 2019. The increase was driven by industry growth, acquisitions and market share gains in the Americas and certain other markets around the world. Revenue grew 10% in the Americas, 10% in EMEA and 10% in the Other category. After adjusting for an $88.6 impact of acquisitions, a $0.9 unfavorable impact of a divestiture and $30.8 of unfavorable currency translation effects, organic revenue growth was $189.8 or 7%. Organic revenue growth was 7% in the Americas, 5% in EMEA and 12% in the Other category.
Cost of sales decreased by 90 basis points to 67.3% of revenue in year-to-date 2020 compared to year-to-date 2019, with 40 basis points of the improvement attributable to the pension charge in the prior year. The remaining decrease was primarily due to an improvement of 20 basis points in the Americas and 70 basis points in EMEA. The year-over-year comparisons reflected the same factors as the quarter.
Operating expenses of $720.0 in year-to-date 2020 represented an increase of $51.8 but a decline of 50 basis points as a percentage of revenue compared to the prior year, which included a $7.5 gain on the sale of property. The remaining increase was primarily due to $28.6 from acquisitions, $7.7 of higher investments in sales, marketing and product development and $6.7 of higher variable compensation expense.
Our year-to-date 2020 effective tax rate was 26.0% compared to a year-to-date 2019 effective tax rate of 23.7%. The increase was due to the same factor as the quarter.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Interest expense	$(6.7)	$(4.7)	$(20.1)	$(14.0)
Investment income	1.3	0.2	3.8	1.7
Other income (expense), net:
Equity in income of unconsolidated affiliates	4.1	4.3	9.8	11.1
Foreign exchange gains	0.1	(0.4)	0.2	0.1
Net periodic pension and post-retirement credit, excluding service cost	0.2	0.9	0.7	2.8
Miscellaneous, net	(0.3)	(0.5)	(2.4)	(2.7)
Total other income, net	4.1	4.3	8.3	11.3
Total interest expense, investment income and other income, net	$(1.3)	$(0.2)	$(8.0)	$(1.0)
The increase in interest expense in Q3 2020 and year-to-date 2020 was due to the higher level of outstanding debt following the issuance of new term notes in the fourth quarter of the prior year.

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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 22, 2019		November 23, 2018		November 22, 2019		November 23, 2018
Revenue	$690.9	100.0%	$638.6	100.0%	$2,006.7	100.0%	$1,828.5	100.0%
Cost of sales	459.3	66.5	437.9	68.6	1,339.0	66.7	1,234.1	67.5
Gross profit	231.6	33.5	200.7	31.4	667.7	33.3	594.4	32.5
Operating expenses	156.9	22.7	148.7	23.3	470.3	23.5	435.5	23.8
Operating income	$74.7	10.8%	$52.0	8.1%	$197.4	9.8%	$158.9	8.7%
Operating income in the Americas increased by $22.7 and $38.5, respectively, in Q3 2020 and year-to-date 2020 compared to the prior year. The comparisons were positively impacted by $8.4 related to a pension charge, net of variable compensation effects in Q3 2019. Adjusted for the pension charge, operating income increased by $14.3 and $30.1, respectively, in Q3 2020 and year-to-date 2020 compared to the prior year. The increases were driven by higher revenue and lower cost of sales and operating expenses as a percentage of revenue compared to the prior year.
The Americas revenue represented 72.3% of consolidated revenue in Q3 2020. Q3 2020 revenue of $690.9 represented an increase of $52.3 or 8% compared to the prior year. The increase was driven by industry growth and benefits from price list adjustments, and the current quarter benefited from favorable timing of shipments compared to the prior year, due in part to the timing of the Thanksgiving holiday (which fell in Q3 of the prior year compared to Q4 of the current year). After adjusting for a $0.7 impact of an acquisition and $0.5 of unfavorable currency translation effects, organic revenue growth in Q3 2020 was $52.1 or 8% compared to the prior year.
Year-to-date 2020 revenue of $2,006.7 represented an increase of $178.2 or 10% compared to year-to-date 2019. The increase was driven by industry growth, acquisitions and market share gains. After adjusting for a $43.6 impact of acquisitions and $2.2 of unfavorable currency translation effects, year-to-date 2020 organic revenue growth was $136.8 or 7% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 210 basis points in Q3 2020 compared to Q3 2019, with 160 basis points of the improvement attributable to the pension charge in the prior year. The remaining decrease was driven by approximately $13 of pricing benefits, approximately $8 of lower commodity costs and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix. Year-to-date 2020 cost of sales as a percentage of revenue decreased by 80 basis points compared to the prior year, with 60 basis points of the decrease attributable to the pension charge. The remaining decrease was driven by approximately $36 of pricing benefits, approximately $12 of lower commodity costs and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix.
Operating expenses in Q3 2020 increased by $8.2 but declined by 60 basis points as a percentage of revenue compared to the prior year. The increase was driven by $4.4 of higher investments in product development, sales and marketing and $3.6 in higher variable compensation expense. Year-to-date 2020 operating expenses increased by $34.8 but declined by 30 basis points as a percentage of revenue compared to the prior year, which included a $7.5 gain on the sale of property. The remaining increase was driven by $12.0 from acquisitions, $7.2 of higher investments in product development, sales and marketing and $3.3 of higher variable compensation expense.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 22, 2019		November 23, 2018		November 22, 2019		November 23, 2018
Revenue	$168.4	100.0%	$170.9	100.0%	$483.9	100.0%	$441.5	100.0%
Cost of sales	116.7	69.3	124.5	72.8	345.0	71.3	321.9	72.9
Gross profit	51.7	30.7	46.4	27.2	138.9	28.7	119.6	27.1
Operating expenses	45.4	27.0	47.1	27.6	137.3	28.4	128.0	29.0
Operating income (loss)	$6.3	3.7%	$(0.7)	(0.4)%	$1.6	0.3%	$(8.4)	(1.9)%
Operating income in EMEA in Q3 2020 was $6.3 compared to an operating loss of $0.7 in the prior year, which included $1.4 of initial effects of purchase accounting related to an acquisition. The improvement was driven by lower cost of sales and operating expenses as a percentage of revenue. Operating income in year-to-date 2020 was $1.6 compared to an operating loss of $8.4 in the prior year. The improvement was due to higher revenue and lower cost of sales and operating expenses as a percentage of revenue.
EMEA revenue represented 17.6% of consolidated revenue in Q3 2020. Q3 2020 revenue of $168.4 represented a decrease of $2.5 or 1% compared to the prior year. The decrease was driven by $7.1 of unfavorable currency translation effects and lower revenue in France, partially offset by growth in the United Kingdom and revenue from an acquisition. After adjusting for a $5.0 impact of an acquisition and $7.1 of unfavorable currency translation effects, EMEA revenue was flat on an organic basis. For year-to-date 2020, revenue increased by $42.4 or 10% compared to the prior year. The increase was driven by revenue from an acquisition and growth across most markets, partially offset by $24.6 of unfavorable currency translation effects. After adjusting for a $45.0 impact of an acquisition, $24.6 of unfavorable currency translation effects and a $0.9 unfavorable impact of a divestiture, year-to-date 2020 organic revenue growth was $22.9 or 5% compared to the prior year.
Cost of sales as a percentage of revenue decreased 350 basis points to 69.3% of revenue in Q3 2020 compared to the prior year. The improvement was driven by approximately $2 of pricing benefits, approximately $2 of benefits associated with cost reduction efforts and favorable shifts in business mix. Cost of sales as a percentage of revenue decreased 160 basis points to 71.3% of revenue in year-to-date 2020 compared to the prior year. The decrease was driven by approximately $7 of pricing benefits and a lower cost of sales as a percentage of revenue at the acquired company compared to the rest of the segment.
Operating expenses in Q3 2020 decreased by $1.7, or 60 basis points as a percentage of revenue compared to the prior year. The decrease in operating expenses in Q3 2020 was driven by $1.6 of favorable currency translation effects. Operating expenses for year-to-date 2020 increased by $9.3 but decreased by 60 basis points as a percentage of revenue compared to the prior year. The increase was driven by $16.6 from the acquisition, partially offset by $5.9 of favorable currency translation effects.

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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 22, 2019		November 23, 2018		November 22, 2019		November 23, 2018
Revenue	$95.9	100.0%	$91.5	100.0%	$286.9	100.0%	$260.8	100.0%
Cost of sales	63.1	65.8	60.3	65.9	185.5	64.7	170.0	65.2
Gross profit	32.8	34.2	31.2	34.1	101.4	35.3	90.8	34.8
Operating expenses	29.5	30.8	27.0	29.5	86.9	30.2	80.2	30.7
Operating income	$3.3	3.4%	$4.2	4.6%	$14.5	5.1%	$10.6	4.1%
Operating income in the Other category in Q3 2020 decreased by $0.9 compared to the prior year. The decrease was driven by higher operating expenses across all three businesses. Year-to-date 2020 operating income increased by $3.9 compared to the prior year, driven primarily by higher revenue in Asia Pacific and Designtex.
Revenue in the Other category represented 10.1% of consolidated revenue in Q3 2020. Q3 2020 revenue of $95.9 represented an increase of $4.4 or 5% compared to the prior year. The increase was driven by strength in Asia Pacific (led by India and Australia, partially offset by China) and Designtex. Year-to-date 2020 revenue of $286.9 represented an increase of $26.1 or 10%, compared to the prior year. The increase was driven primarily by strength in Asia Pacific (led by India) and Designtex.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 22, 2019	November 23, 2018	November 22, 2019	November 23, 2018
Operating expenses	$9.2	$10.1	$25.5	$24.5
The decrease in operating expenses in Q3 2020 compared to the prior year was due primarily to COLI income in the current year compared to COLI losses in the prior year, partially offset by higher deferred compensation expense. For year-to-date 2020, operating expenses increased compared to the prior year, due primarily to higher deferred compensation expense, partially offset by higher COLI income.

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

Liquidity Sources	November 22, 2019	February 22, 2019
Cash and cash equivalents	$367.7	$261.3
Company-owned life insurance	159.9	156.1
Availability under credit facilities	228.6	227.9
Total liquidity	$756.2	$645.3
As of November 22, 2019, we held a total of $367.7 in cash and cash equivalents. Of that total, approximately 85% was located in the U.S. and the remaining 15% was located outside of the U.S., primarily in China, the U.K., Mexico, Hong Kong and Malaysia.
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
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended November 22, 2019 and November 23, 2018:

	Nine Months Ended
Cash Flow Data	November 22, 2019	November 23, 2018
Net cash provided by (used in):
Operating activities	$218.8	$46.1
Investing activities	(46.1)	(247.5)
Financing activities	(64.1)	(26.5)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	107.8	(231.2)
Cash, cash equivalents and restricted cash, beginning of period	264.8	285.6
Cash, cash equivalents and restricted cash, end of period	$372.6	$54.4

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 22, 2019	November 23, 2018
Net income	$133.2	$103.4
Depreciation and amortization	62.9	60.5
Non-cash stock compensation	14.3	15.4
Other	9.2	(17.0)
Changes in accounts receivable, inventories and accounts payable	(44.4)	(106.4)
Changes in employee compensation liabilities	(8.8)	(13.5)
Employee benefit obligations	(5.7)	(3.7)
Changes in other operating assets and liabilities	58.1	7.4
Net cash provided by operating activities	$218.8	$46.1
Cash provided by operating activities in year-to-date 2020 as compared to year-to-date 2019 was driven by strong earnings growth, a decrease in the use of working capital and timing related to estimated income tax payments and other assets and liabilities.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 22, 2019	November 23, 2018
Capital expenditures	$(49.1)	$(56.8)
Proceeds from disposal of fixed assets	1.0	20.3
Proceeds from COLI policies	1.2	21.5
Acquisitions, net of cash acquired	—	(226.2)
Other	0.8	(6.3)
Net cash used in investing activities	$(46.1)	$(247.5)
In year-to-date 2020, capital expenditures were primarily related to investments in manufacturing operations, customer-facing facilities and product development.
Proceeds from our COLI policies were lower in year-to-date 2020 as compared to year-to-date 2019 due to lower policy maturities.

Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 22, 2019	November 23, 2018
Dividends paid	$(51.9)	$(48.3)
Common stock repurchases	(8.7)	(4.1)
Net borrowings and repayments of debt	(2.0)	25.4
Other	(1.5)	0.5
Net cash used in financing activities	$(64.1)	$(26.5)
We paid dividends of $0.145 per common share in each of Q1 2020, Q2 2020 and Q3 2020 and $0.135 per common share in each of Q1 2019, Q2 2019 and Q3 2019.
In year-to-date 2020, we repurchased 524,379 shares of Class A common stock, 274,379 of which were made to satisfy participants' tax withholding obligations upon the issuance of equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2019, we made common stock repurchases of 275,408 shares, 265,847 of which were made to satisfy participants' tax withholding obligations upon the issuance of equity awards.
As of November 22, 2019, we had $95.0 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q3 2020, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2020, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 22, 2019 were:

Liquidity Facilities	November 22, 2019
Global committed bank facility	$200.0
Various uncommitted lines	28.6
Total credit lines available	228.6
Less: Borrowings outstanding	—
Available capacity	$228.6
We have a $200 global committed five-year bank facility which expires in 2022. As of November 22, 2019, there were no borrowings outstanding under the facility, our availability was not limited, and we were in compliance with all covenants under the facility. Future availability under the facility may be reduced related to compliance with applicable covenants.
The various uncommitted lines may be changed or canceled by the banks at any time. There were no borrowings outstanding under the uncommitted facilities as of November 22, 2019.
In addition, we have credit agreements totaling $45.6 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $11.9 were outstanding under these facilities as of November 22, 2019. There were no draws on our standby letters of credit during year-to-date 2020 or year-to-date 2019.
Total consolidated debt as of November 22, 2019 was $484.1. Our debt primarily consists of $443.1 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of November 22, 2019 of $40.8. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.

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
We expect capital expenditures to total approximately $70 to $80 in 2020 compared to $81 in 2019. This amount includes investments in manufacturing operations, product development and our customer-facing facilities.
On December 17, 2019, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $17.0, to be paid in Q4 2020. Future dividends will be subject to approval by our Board of Directors.

Critical Accounting Estimates
During Q3 2020, there have been no changes in the items that we have identified as critical accounting estimates.
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
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 22, 2019 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 22, 2019. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2020, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2020, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2020, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2020, no material change in fixed income and equity price risk occurred.

Item 4.	Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 22, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 22, 2019, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 22, 2019.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 22, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
8/24/2019 - 9/27/2019	142,575	$15.41	142,575	$95.0
9/28/2019 - 10/25/2019	34,277	$18.04	—	$95.0
10/26/2019 - 11/22/2019	271	$17.95	—	$95.0
Total	177,123	(2)	142,575
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

(2)	34,548 shares were repurchased to satisfy participants’ tax withholding obligations upon the vesting of equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.	Exhibits:

Exhibit No.	Description

10.1	Summary of Steelcase Benefit Plan for Outside Directors
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: December 19, 2019