Form 10-K
period 2020-02-28
STEELCASE INC
filed 2020-04-27
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13873
____________________________
STEELCASE INC.
(Exact name of registrant as specified in its charter)

Michigan		38-0819050
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

901 44th Street SE
Grand Rapids,	Michigan	49508
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (616) 247-2710
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	SCS	New York Stock Exchange
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 23, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 23, 2020, 87,826,160 shares of the registrant’s Class A Common Stock and 26,933,389 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, to be held on July 15, 2020, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 28, 2020

PART I

Item 1.	Business:
The following business overview is qualified in its entirety by the more detailed information included elsewhere or incorporated by reference in this Annual Report on Form 10-K (“Report”). As used in this Report, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc., a Michigan corporation, and its subsidiaries in which a controlling interest is maintained. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Overview
At Steelcase, our purpose is to unlock human promise by transforming work, worker and workplace. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, Smith System®, AMQ®, Turnstone®, and Orangebox®, we offer a comprehensive portfolio of furniture, architectural products and technology solutions that support people at work. Our solutions are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 12,700 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
Our growth strategy focuses on translating our research-based insights into products, applications and experiences that will help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace, healthcare and educational environments that support the physical, cognitive and emotional needs of their people, while also optimizing the value of their real estate investments. We execute our growth strategy through a combination of organic product development, acquisitions and partnerships.
We focus on growth by leveraging our global scale. Our global reach allows us to provide local differentiation, as we serve customers around the globe.  We remain committed to our strategy as a globally integrated enterprise and growing our presence in emerging markets alongside our global and local customers.
We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We extend our reach through retail, web-based sales and technology distribution channels.
Our Offerings
Our brands provide an integrated portfolio of furniture settings, user-centered technologies and interior architectural products for both individual and collaborative work across a range of price points. We have expanded our offerings through investments in product development, acquisitions and marketing partnerships. Our furniture portfolio includes panel, fence and beam-based furniture systems, storage, fixed and height-adjustable desks, benches and tables and complementary products such as worktools and screens. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative or casual settings and specialty seating for specific vertical markets such as healthcare and education. Our technology solutions support group collaboration by integrating furniture and technology. Our interior architectural products include full and partial height walls and architectural pods. We also offer services designed to reduce costs and enhance the performance of people, space and real estate. Among these services are workplace strategy consulting, data-driven space measurement, lease origination services, furniture and asset management and hosted event experiences.

Steelcase
Steelcase takes our insights from user-centered research and delivers high performance and sustainable work environments. We strive to be a trusted partner to our customers and partners who seek to use space as a strategic asset to elevate their performance and as a tool to attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, colleges/universities and government entities) that are forward-thinking, often large with ever-changing complex needs and often have a global scale and operations. We strive to meet their diverse needs while minimizing complexity by using a platform approach—from product components to common processes—wherever possible.
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
Smith System
Smith System is a designer and manufacturer of high quality furniture for the pre-K-12 education market. Smith System offers desking, seating and storage products. Smith System aims to help schools create outstanding learning environments where students thrive through the use of collaboration spaces, makerspaces and tech labs.
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
Reportable Segments
We operate on a worldwide basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas and specific product categories, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 4 and Note 22 to the consolidated financial statements.

Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our portfolio of integrated architecture, furniture and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, Turnstone, and Orangebox brands.
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
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2020, and the five largest independent Steelcase dealers collectively accounted for approximately 19% of the segment’s revenue in 2020.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Herman Miller, Inc., HNI Corporation, Haworth, Inc. and Knoll, Inc. Together with Steelcase, domestic revenue from these companies represents approximately one-half of the U.S. office furniture industry.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France, Spain and the U.K..
We serve EMEA customers mainly through approximately 350 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. No single independent Steelcase dealer in the EMEA segment accounted for more than 5% of the segment’s revenue in 2020. The five largest Steelcase independent dealers collectively accounted for approximately 12% of the segment’s revenue in 2020. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including financial services, higher education, healthcare, government, information technology and flexible real estate.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific and Designtex.
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

Through 2020, the Other category also included PolyVision. PolyVision manufactured ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects. We sold PolyVision in Q4 2020. See Note 21 to the consolidated financial statements for additional information.
Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, research, human resources, legal and customer aviation, plus deferred compensation expense and income or losses associated with company-owned life insurance ("COLI"). Corporate assets consist primarily of unallocated cash and cash equivalents and COLI balances.
Marketing Partnerships
We have entered into marketing partnerships with a number of other companies, including Bolia, Blu Dot, Mitchell Gold + Bob Williams, West Elm, FLOS, Viccarbe, Officebricks, m.a.d. furniture design, Microsoft and Extremis, that are intended to allow us to offer additional products and services to our dealers and customers which are complementary to our products and services.  These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers.  In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we typically transport and deliver those products to our dealers and customers for a fee.  We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Joint Ventures and Other Equity Investments
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 28, 2020, our investments in these unconsolidated joint ventures and other equity investments totaled $52.3. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 1% of our consolidated revenue in 2020, and our five largest customers collectively accounted for approximately 5% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2020, our sales to U.S. federal government agencies represented approximately 2% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2020. The five largest independent Steelcase dealers collectively accounted for approximately 13% of our consolidated revenue in 2020. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect on our business.
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
Global Manufacturing and Supply Chain
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the U.S. and Mexico), Europe (in France, Germany, Spain, the U.K. and the Czech Republic) and Asia (in China, Malaysia and India). Our global manufacturing operations are largely centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
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
Raw Materials
Our material costs represented approximately 60% of our cost of sales in 2020 and included raw materials from a significant number of suppliers around the world. Those raw materials include steel, petroleum-based products, aluminum, other metals, wood, particleboard and other materials and components. We have not historically experienced any significant difficulties in obtaining these raw materials.
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
We incurred $50.6, $53.7 and $44.0 in research, design and development expenses in 2020, 2019 and 2018, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Designtex,” "Smith System," “AMQ,” "Turnstone" and “Orangebox” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Employees
As of February 28, 2020, we had approximately 12,700 employees, of which approximately 7,600 work in manufacturing and distribution. Additionally, we had approximately 1,300 temporary workers who primarily work in manufacturing. Approximately 70 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,800 employees are represented by unions or workers' councils that operate to promote the interests of workers. Management promotes positive relations with employees based on empowerment and teamwork.
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
The coronavirus pandemic has had, and is expected to continue to have, a significant and adverse effect on our business.
The coronavirus ("COVID-19") pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers have been unable to receive products from us or our dealers and have delayed deliveries of existing orders, and our incoming orders have declined significantly during Q1 2021. These disruptions have caused a significant reduction in our revenue during Q1 2021 and are expected to continue to negatively impact our revenue and cash flows while the impact of COVID-19 continues. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic.
In order to reduce our cash outflows during this period of time, we have implemented temporary layoffs for our manufacturing employees at locations where operations have been temporarily reduced or suspended, and we have temporarily reduced the pay and/or working hours for much of our salaried workforce. While these actions were intended to allow us to avoid permanent layoffs in response to the COVID-19 pandemic, they may have a negative impact on our employee retention in the future. We have also reduced spending on product development and strategic initiatives, which may have a material impact on our growth strategies in the future.
The economic impacts of the COVID-19 pandemic have had or are likely to have a negative impact on many of our customers, particularly those in the retail, hospitality, automotive, aviation, energy and flexible real estate sectors, and thus may negatively affect our revenues and increase credit risk for us and our dealers. In addition, the actions being taken by governments and third parties to prevent the spread of COVID-19 have resulted in increased working from home and may lead to lower workplace density, which may impact overall demand for office furniture and our revenue.
The severity of these various impacts on our business will depend in part on the length of the various government orders requiring temporary suspension of non-essential business operations and the speed of the recovery of economic conditions globally and locally, all of which are highly uncertain and out of our control. The impacts of COVID-19 have the potential to be far-reaching, and the duration and intensity of the impact on our business, our industry and the global economy are not yet known.

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
Advances in technology, the globalization of business, changing workforce demographics and shifts in work styles and behaviors have been changing the world of work and having an impact on the types of workplace products and services purchased by our customers.  In recent years, these trends have resulted in (1) a reduction in the size and price of typical workstations, (2) an increase in demand for residential and lounge-type settings, and for products with a broader range of price points, quality levels and warranty coverage, (3) shifting demand among product categories,(4) more frequent refreshment of workplace settings and (5) flexible real estate models.  These trends have also had an impact on our competitive landscape, leading to the emergence of smaller furniture competitors, diversification by some of our larger competitors into other industries and the entry of new competitors from outside the traditional office furniture industry, such as real estate management service firms, flexible real estate providers, technology-based firms, general construction contractors and retail and online residential furniture providers. The COVID-19 pandemic may have an impact on workplace trends, including increased working from home and lower workspace density.
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
Our longer-term success depends on our ability to successfully develop, implement and manage strategies that will preserve our position as the world’s largest office furniture manufacturer, as well as expand our offerings into adjacent and emerging markets. In particular, our diversification and growth strategies include:

•	translating our research regarding the world of work into innovative solutions which address market and user needs,

•	growing our market share with existing dealers and customers and new customers,

•	realizing the value from acquisitions and investing in new acquisitions and business ventures,

•	continuing our expansion into adjacent markets such as healthcare clinical spaces, classrooms, libraries and other educational settings and smaller companies,

•	growing our market share in markets such as China, India and central, eastern and southern Europe, the Middle East and Africa,

•	expanding our product categories to include additional architecture and technology product offerings and

•	developing and realizing growth from marketing partnerships and additional channels of distribution.

If these strategies to diversify and increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market leadership and profitability may be adversely affected.
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2020, approximately 35% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in goods, or requiring goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
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
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods may be affected by:

•	fluctuations in the availability and quality of raw materials,

•	the financial solvency of our suppliers and their supply chains,

•	disruptions caused by labor activities and

•	damage or loss of production from accidents, natural disasters, severe weather events, global health issues, systems and equipment failures and other causes.
Any disruptions or fluctuations in the supply and delivery of raw materials, component parts and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition.
The lack of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Many of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific), certain components are manufactured in only one location globally and our manufacturing model is predominately make-to-order.  As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, global health issues, severe weather events, disruptions in the supply of materials or components, systems and equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.
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
We have net goodwill of $233.6 and indefinite-lived intangible assets of $8.9 as of February 28, 2020. Goodwill and other acquired intangible assets with indefinite lives are not amortized but are evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill or intangible assets, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and more than 38% of our income tax expense in 2020 related to the U.S. federal corporate income tax. As of February 28, 2020, we had net deferred tax assets of $117.8 based on the effective rates in the jurisdictions where the net deferred tax assets are held. The future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation.  Such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  Specifically, a reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $39.3 and $19.1, respectively, against which valuation allowances totaling $5.2 have been recorded.  NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.

Costs related to our participation in a multi-employer pension plan could increase.
Our subsidiary SC Transport Inc. previously contributed to the Central States, Southeast and Southwest Areas Pension Fund ("the Fund"), a multi-employer pension plan, based on obligations arising under a collective bargaining agreement ("CBA") that covered SC Transport Inc. employees and retirees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, would result in the assessment of a withdrawal liability. As a result of the Fund’s assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal liability.
In 2020, SC Transport Inc. finalized a new CBA with its employees that no longer requires it to contribute to the Fund after March 31, 2019 due to our withdrawal from the Fund. We notified the Fund of the new CBA, and the Fund issued a final assessment of our withdrawal liability during 2020. We appealed the amount of the assessment by the Fund and are now awaiting arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than the estimated liability, which will be adjusted as needed, if and when additional information becomes available.  If actual settlements are significantly lower or higher than the estimated reserve, our results of operations may be materially affected. In addition, if the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union.

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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	16	5	11
EMEA	6	5	1
Other category	2	—	2
Total	24	10	14

Item 3.	Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.

Item 4.	Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	60	Senior Vice President, EMEA
Sara E. Armbruster	49	Vice President, Strategy, Research and Digital Transformation
Donna K. Flynn	52	Vice President, Global Talent Management
Ulrich H. E. Gwinner	58	President, Asia Pacific
James P. Keane	60	President and Chief Executive Officer, Director
Robert G. Krestakos	58	Vice President, Global Operations
James N. Ludwig	56	Vice President, Global Design and Product Engineering
Lizbeth S. O’Shaughnessy	58	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	48	Senior Vice President, Americas
Allan W. Smith, Jr.	52	Vice President, Global Marketing
David C. Sylvester	55	Senior Vice President, Chief Financial Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014 and has been employed by Steelcase since 1984.
Sara E. Armbruster has been Vice President, Strategy, Research and Digital Transformation since February 2018. Ms. Armbruster was Vice President, Strategy, Research and New Business Innovation from January 2014 to February 2018 and has been employed by Steelcase since 2007.
Donna K. Flynn has been Vice President, Global Talent Management since March 2020. Ms. Flynn was Vice President, WorkSpace Futures - Research from June 2015 to March 2020 and Director, WorkSpace Futures - Research from September 2011 to June 2015.  Ms. Flynn has been employed by Steelcase since 2011.
Ulrich H. E. Gwinner has been President, Asia Pacific since March 2014 and has been employed by Steelcase since 2000.
James P. Keane has been President and Chief Executive Officer since March 2014 and has been employed by Steelcase since 1997.
Robert G. Krestakos has been Vice President, Global Operations since February 2015 and has been employed by Steelcase since 1992.
James N. Ludwig has been Vice President, Global Design and Product Engineering since March 2014 and has been employed by Steelcase since 1999.
Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since June 2014 and has been employed by Steelcase since 1992.
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
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 16 to the consolidated financial statements for additional information. As of the close of business on April 23, 2020, we had outstanding 114,759,549 shares of common stock with 5,292 shareholders of record. Of these amounts, 87,826,160 shares are Class A Common Stock with 5,220 shareholders of record and 26,933,389 shares are Class B Common Stock with 72 shareholders of record.
Fourth Quarter Share Repurchases
There were no share repurchases during Q4 2020. As of February 28, 2020, approximately $95.0 remained in shares that may yet be purchased under the $150 share repurchase program approved by our Board of Directors in January 2016. This program has no specific expiration date.

Item 6.	Selected Financial Data:

	Year Ended
Financial Highlights	February 28, 2020	February 22, 2019	February 23, 2018	February 24, 2017	February 26, 2016
Operating Results:
Revenue	$3,723.7	$3,443.2	$3,055.5	$3,032.4	$3,060.0
Gross profit (1)	1,215.2	1,087.9	1,005.2	1,007.6	968.4
Operating income (1)	257.0	183.6	155.2	196.2	169.6
Income before income tax expense	245.2	163.9	161.5	196.3	174.8
Net income	199.7	126.0	80.7	124.6	170.3
Supplemental Operating Data:
Effective tax rate	18.6%	23.1%	50.0%	36.5%	2.6%
Restructuring costs	$—	$—	$—	$(5.1)	$(19.9)
Capital expenditures	(73.4)	(81.4)	(87.9)	(61.1)	(93.4)
Share Data:
Basic earnings per common share	$1.67	$1.06	$0.68	$1.03	$1.37
Diluted earnings per common share	$1.66	$1.05	$0.68	$1.03	$1.36
Weighted average shares outstanding - basic	119.6	119.1	119.2	120.7	124.3
Weighted average shares outstanding - diluted	120.2	119.5	119.4	121.2	125.3
Dividends paid per common share	$0.58	$0.54	$0.51	$0.48	$0.45
Balance Sheet Data:
Cash and cash equivalents	$541.0	$261.3	$283.1	$197.1	$181.9
Short-term investments	—	—	—	73.4	84.1
COLI	160.0	156.1	172.2	168.8	160.4
Working capital (2)	497.9	353.4	299.2	295.8	266.4
Total assets	2,565.4	2,142.4	1,859.2	1,792.0	1,808.6
Total debt	484.3	487.0	295.0	297.4	299.1
Total liabilities	1,595.0	1,292.6	1,045.9	1,025.5	1,071.7
Total shareholders’ equity	970.4	849.8	813.3	766.5	736.9
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$360.8	$131.2	$227.0	$170.7	$186.4
Investing activities	4.5	(271.6)	(47.5)	(48.4)	(87.8)
Financing activities	(81.9)	122.3	(97.5)	(105.9)	(90.1)

(1)
Reflects the reclassification of net expenses from Cost of sales and Operating expenses to Other income, net of $0.8, $4.0, and $5.0 for the years ended February 23, 2018, February 24, 2017, and February 26, 2016, respectively, as a result of our adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), which was issued by the Financial Accounting Standards Board in March 2017.

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
The non-GAAP financial measure used is organic revenue growth (decline), which represents the change in revenue over the prior year excluding estimated currency translation effects, the impacts of acquisitions and divestitures and the impact of the additional week in 2020. This measure is presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

Statement of Operations Data— Consolidated	Year Ended
	February 28, 2020		February 22, 2019		February 23, 2018
Revenue	$3,723.7	100.0%	$3,443.2	100.0%	$3,055.5	100.0%
Cost of sales	2,508.5	67.4	2,355.3	68.4	2,050.3	67.1
Gross profit	1,215.2	32.6	1,087.9	31.6	1,005.2	32.9
Operating expenses	958.2	25.7	904.3	26.3	850.0	27.8
Operating income	257.0	6.9	183.6	5.3	155.2	5.1
Interest expense	(27.3)	(0.7)	(37.5)	(1.0)	(17.5)	(0.6)
Investment income	5.4	0.1	2.9	0.1	1.5	—
Other income, net	10.1	0.3	14.9	0.4	22.3	0.8
Income before income tax expense	245.2	6.6	163.9	4.8	161.5	5.3
Income tax expense (benefit)	45.5	1.2	37.9	1.1	80.8	2.7
Net income	$199.7	5.4%	$126.0	3.7%	$80.7	2.6%
Earnings per share:
Basic	$1.67		$1.06		$0.68
Diluted	$1.66		$1.05		$0.68

Organic Revenue Growth—Consolidated	Year Ended
	February 28, 2020	February 22, 2019
Prior year revenue	$3,443.2	$3,055.5
Acquisitions	88.6	121.5
Divestitures	(0.9)	(17.1)
Currency translation effects*	(34.8)	(2.7)
Prior year revenue, adjusted	3,496.1	3,157.2
Current year revenue	3,723.7	3,443.2
Impact of additional week**	(48.4)	—
Current year revenue, adjusted	3,675.3	3,443.2
Organic growth $	$179.2	$286.0
Organic growth %	5%	9%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue in the Americas and Other category. EMEA ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2019 results of operations in comparison to 2018, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K.
Overview
In 2020, our operating income grew 40% compared to the prior year. Revenue grew by 8%, with an increase of 8% in the Americas, 9% in EMEA and 7% in the Other category. As a result of strong performance by all segments, we delivered our highest annual revenue and operating income in nearly 20 years. Cost of sales as a percentage of revenue decreased by 100 basis points in 2020 compared to 2019, driven by pricing benefits, lower commodity costs and higher absorption of fixed costs, partially offset by unfavorable shifts in business mix. We also sold PolyVision Corporation ("PolyVision") in Q4 2020 for net proceeds of $72.6 which resulted in a gain on sale, net of related tax and variable compensation impacts, of $19.7.
During Q1 2021, the COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers have been unable to receive products from us or our dealers and have delayed deliveries of existing orders, and our incoming orders have declined significantly during Q1 2021. These disruptions have caused a significant reduction in our revenue during Q1 2021 and are expected to continue to negatively impact our revenue and cash flows while the impact of COVID-19 continues. In order to reduce our cash outflows during this period of time, we have implemented temporary layoffs for our manufacturing employees at locations where operations have been temporarily reduced or suspended, and we have temporarily reduced the pay and/or working hours for much of our salaried workforce. We have also reduced spending in a variety of areas, including: travel, events, overtime, temporary labor, annual merit increases, project spending and capital expenditures.
2020 compared to 2019
We recorded net income of $199.7 and diluted earnings per share of $1.66 in 2020 compared to net income of $126.0 and diluted earnings per share of $1.05 in 2019. In 2020, the results included a gain from the sale of PolyVision, which had the effect of increasing net income by $19.7 after taking into account related variable compensation expense and tax benefits. In 2019, the results included (1) a charge related to a multi-employer pension plan, which had the effect of decreasing net income by $5.5 after taking into account the related variable compensation and tax effects, and (2) charges related to the redemption of debt, which had the effect of decreasing net income by $12.3 after taking into account the related tax effects. Operating income of $257.0 in 2020 represented an increase of $73.4, or 40%, compared to the prior year. The increase was driven by higher revenue across all segments and lower cost of sales and operating expenses as a percentage of revenue.

Revenue of $3,723.7 in 2020 represented an increase of $280.5, or 8%, compared to the prior year. The increase reflected growth of 8% in the Americas, 9% in EMEA and 7% in the Other category. The growth in 2020 was driven primarily by overall industry growth, acquisitions, benefits from list price adjustments and $48.4 from an additional week in 2020. Organic revenue growth was 5% compared to the prior year and included growth of 5% in the Americas, 6% in EMEA and 7% in the Other category.
Cost of sales as a percentage of revenue decreased by 100 basis points to 67.4% of revenue in 2020 compared to 2019, with 30 basis points of the decrease attributable to the pension charge in the prior year. The remaining decrease was driven by pricing benefits, lower commodity costs, higher absorption of fixed costs and benefits from gross margin improvement initiatives, partially offset by unfavorable shifts in business mix (which included growth in third-party products and services, which have a lower than average gross margin). Cost of sales as a percentage of revenue decreased by 80 basis points in the Americas, 200 basis points in EMEA and 90 basis points in the Other category compared to the prior year.
Operating expenses of $958.2 in 2020 represented an increase of $53.9 compared to the prior year. The primary drivers of the year-over-year comparison reflected:

•	$28.6 of higher spending from acquisitions,

•	$20.7 of higher variable compensation expense ($9.1 of which related to the sale of PolyVision),

•	approximately $12 of higher investments in product development, sales, marketing and information technology,

•	$10.4 related to the additional week in the current year, and

•	a $21.0 gain from the sale of PolyVision.
Operating expenses increased by $57.0 in the Americas and $11.3 in EMEA and decreased by $13.0 in the Other category (which included a $20.6 benefit from the gain on the sale of PolyVision, net of related variable compensation expense). Operating expenses as a percentage of revenue increased by 30 basis points in the Americas but decreased by 60 basis points in EMEA and 540 basis points in the Other category.
Our 2020 effective tax rate was 18.6% compared to a 2019 effective tax rate of 23.1%.  The 2020 rate reflected $8.7 of net tax benefits related to the sale of PolyVision and a $3.1 reversal of a valuation allowance in the U.K. The 2019 rate reflected $6.1 of net discrete tax benefits, primarily related to a $3.3 increase in foreign tax credits and a $1.7 reversal of a valuation allowance in the Czech Republic. See Note 17 to the consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Interest expense	$(27.3)	$(37.5)	$(17.5)
Investment income	5.4	2.9	1.5
Other income (expense), net:
Equity in income of unconsolidated affiliates	12.3	13.7	12.8
Foreign exchange gain (loss)	0.3	0.3	(4.8)
Net periodic pension and post-retirement credit, excluding service cost	0.9	3.7	0.8
Miscellaneous income (expense), net	(3.4)	(2.8)	13.5
Total other income, net	10.1	14.9	22.3
Total interest expense, investment income and other income, net	$(11.8)	$(19.7)	$6.3
Interest expense decreased by $10.2 in 2020 compared to the prior year primarily due to $16.9 of charges related to the early redemption of debt in 2019, partially offset by interest expense associated with the higher level of debt in 2020.

Business Segment Disclosure
See Note 22 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, Turnstone and Orangebox brands.

Statement of Operations Data— Americas	Year Ended
	February 28, 2020		February 22, 2019		February 23, 2018
Revenue	$2,672.9	100.0%	$2,470.2	100.0%	$2,193.8	100.0%
Cost of sales	1,789.1	66.9	1,673.5	67.7	1,450.8	66.1
Gross profit	883.8	33.1	796.7	32.3	743.0	33.9
Operating expenses	643.8	24.1	586.8	23.8	561.6	25.6
Operating income	$240.0	9.0%	$209.9	8.5%	$181.4	8.3%

Organic Revenue Growth — Americas	Year Ended
	February 28, 2020	February 22, 2019
Prior year revenue	$2,470.2	$2,193.8
Acquisitions	43.6	84.4
Divestiture	—	(13.6)
Currency translation effects*	(1.8)	(2.3)
Prior year revenue, adjusted	2,512.0	2,262.3
Current year revenue	$2,672.9	2,470.2
Impact of additional week**	(42.7)	—
Current year revenue, adjusted	2,630.2	2,470.2
Organic growth $	$118.2	$207.9
Organic growth %	5%	9%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.
2020 compared to 2019
Operating income in the Americas increased by $30.1 in 2020 compared to the prior year. The increase was driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses as a percentage of revenue.
The Americas revenue represented 71.8% of consolidated revenue in 2020. Revenue for 2020 of $2,672.9 represented an increase of $202.7 or 8% compared to 2019. The growth was driven primarily by overall industry growth, benefits from recent list price adjustments, acquisitions and an extra week in the current year. Organic revenue growth in 2020 was $118.2 or 5% compared to the prior year.

Cost of sales in 2020 was 66.9% of revenue which compared to 67.7% of revenue in 2019. Cost of sales as a percentage of revenue decreased by 80 basis points compared to the prior year, with 40 basis points of the decrease attributable to the pension charge, net of related variable compensation expense, in Q3 2019. The year-over-year comparison also reflected the following:

•	approximately $57 of pricing benefits and approximately $17 of lower commodity costs, compared to significant inflation in the prior year,

•	higher absorption of fixed costs,

•	unfavorable shifts in business mix, and

•	$10.0 of higher variable compensation expense (including $3.5 related to the sale of PolyVision).
Operating expenses increased by $57.0 in 2020 compared to the prior year. The year-over-year comparison reflected the following:

•	$15.3 of higher variable compensation expense (including $6.8 related to the sale of PolyVision),

•	approximately $13 of higher investments in product development, sales, marketing and information technology,

•	$12.0 from acquisitions,

•	a $7.5 gain on the sale of property in the prior year, and

•	$7.2 related to the additional week in the current year.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.

Statement of Operations Data — EMEA	Year Ended
	February 28, 2020		February 22, 2019		February 23, 2018
Revenue	$669.6	100.0%	$617.0	100.0%	$524.2	100.0%
Cost of sales	473.2	70.7	448.7	72.7	381.9	72.9
Gross profit	196.4	29.3	168.3	27.3	142.3	27.1
Operating expenses	186.5	27.8	175.2	28.4	156.3	29.8
Operating income (loss)	$9.9	1.5%	$(6.9)	(1.1)%	$(14.0)	(2.7)%

Organic Revenue Growth — EMEA	Year Ended
	February 28, 2020	February 22, 2019
Prior year revenue	$617.0	$524.2
Acquisition	45.0	37.1
Divestitures	(0.9)	(3.5)
Currency translation effects*	(28.5)	2.4
Prior year revenue, adjusted	632.6	560.2
Current year revenue	669.6	617.0
Impact of additional week**	—	—
Current year revenue, adjusted	669.6	617.0
Organic growth $	$37.0	$56.8
Organic growth %	6%	10%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** EMEA ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.
2020 compared to 2019
Operating income in 2020 was $9.9 compared to an operating loss of $6.9 in the prior year. The improvement was due to higher revenue and lower cost of sales and operating expenses as a percentage of revenue.
EMEA revenue represented 18.0% of consolidated revenue in 2020. Revenue increased by $52.6 or 9% compared to the prior year. The growth was driven by revenue from an acquisition and growth across all markets except Iberia, partially offset by $28.5 of unfavorable currency translation effects. Organic revenue growth in 2020 was $37.0 or 6% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 200 basis points to 70.7% in 2020 compared to the prior year. The decrease was driven by approximately $15 of pricing benefits, other benefits from gross margin improvement initiatives, higher absorption of fixed costs, and lower cost of sales as a percentage of revenue at the acquired company compared to the rest of the segment, partially offset by unfavorable shifts in business mix.
Operating expenses increased by $11.3 but decreased by 60 basis points as a percentage of revenue in 2020 compared to the prior year. The increase was driven by $16.6 from the acquisition and $2.9 of higher variable compensation expense, partially offset by $6.8 of favorable currency translation effects.

Other
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects. We sold PolyVision during Q4 2020.

Statement of Operations Data — Other	Year Ended
	February 28, 2020		February 22, 2019		February 23, 2018
Revenue	$381.2	100.0%	$356.0	100.0%	$337.5	100.0%
Cost of sales	246.2	64.6	233.1	65.5	217.6	64.5
Gross profit	135.0	35.4	122.9	34.5	119.9	35.5
Operating expenses	95.6	25.1	108.6	30.5	98.5	29.2
Operating income	$39.4	10.3%	$14.3	4.0%	$21.4	6.3%

Organic Revenue Growth — Other	Year Ended
	February 28, 2020	February 22, 2019
Prior year revenue	$356.0	$337.5
Divestitures	—	—
Currency translation effects*	(4.5)	(2.8)
Prior year revenue, adjusted	351.5	334.7
Current year revenue	381.2	356.0
Impact of additional week**	(5.7)	—
Current year revenue, adjusted	375.5	356.0
Organic growth $	$24.0	$21.3
Organic growth %	7%	6%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.
2020 compared to 2019
Operating income in the Other category increased by $25.1 in 2020 compared to the prior year, driven by $20.4 from the gain on the sale of PolyVision in Q4 2020, net of related variable compensation expense. The remaining improvement was driven primarily by higher revenue in Asia Pacific and Designtex.
Revenue in the Other category represented 10.2% of consolidated revenue in 2020. Revenue in 2020 increased by $25.2 or 7% compared to the prior year due to strong growth in Asia Pacific (led by India) as well as growth at Designtex.
Cost of sales as a percentage of revenue decreased by 90 basis points in 2020 compared to the prior year, which included $2.1 of inventory charges related to a cancelled order in Asia Pacific.
Operating expenses as a percentage of revenue decreased by 540 basis points in 2020 compared to the prior year, due to the gain from the sale of PolyVision in Q4 2020, net of related variable compensation expense, of $20.6.

Corporate
Corporate expenses include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data — Corporate	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Operating expenses	$32.3	$33.7	$33.6
The decrease in operating expenses in 2020 was primarily due to lower deferred compensation expense compared to the prior year.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents are used to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation expense and retirement plan contributions in Q1 of each fiscal year. During normal business conditions, we target a range of $75 to $175 for cash and cash equivalents to fund operating requirements. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents to temporarily fall below our targeted range to fund acquisitions and other growth initiatives.

Liquidity Sources	February 28, 2020	February 22, 2019
Cash and cash equivalents	$541.0	$261.3
Company-owned life insurance	160.0	156.1
Availability under credit facilities	273.3	227.9
Total liquidity	$974.3	$645.3
As of February 28, 2020, we held a total of $541.0 in cash and cash equivalents. Of our total cash and cash equivalents, 89% was located in the U.S. and the remaining 11%, or $60.7, was located outside of the U.S., primarily in China, Mexico, and Hong Kong. Earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
COLI investments are recorded at their net cash surrender value. A portion of our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. See Note 10 to the consolidated financial statements for additional information.

Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Net cash flow provided by (used in):
Operating activities	$360.8	$131.2	$227.0
Investing activities	4.5	(271.6)	(47.5)
Financing activities	(81.9)	122.3	(97.5)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(2.7)	4.0
Net increase (decrease) in cash, cash equivalents and restricted cash	282.3	(20.8)	86.0
Cash, cash equivalents and restricted cash, beginning of period	264.8	285.6	199.6
Cash, cash equivalents and restricted cash, end of period	$547.1	$264.8	$285.6
Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Net income	$199.7	$126.0	$80.7
Depreciation and amortization	85.6	81.6	65.9
Deferred income taxes	12.1	(0.8)	52.9
Changes in accounts receivable, inventories and accounts payable	11.8	(81.9)	9.3
Changes in employee compensation liabilities	36.7	21.1	(13.8)
Other	14.9	(14.8)	32.0
Net cash provided by operating activities	$360.8	$131.2	$227.0
The decrease in cash provided by operating activities in 2019 compared to 2018 was primarily due to increases in working capital as a result of the strong revenue growth, especially in Q4 2019. Additionally, accounts receivable associated with our direct customers (who have longer payment terms) increased by $31.1. Inventory also increased as a result of a significant number of new product launches, some of which include long distance supply chains. Amounts accrued for variable compensation payments made in Q1 2020 were higher than amounts paid in 2019, driven by our improved financial results. In Q4 2019, we paid $16.3 of interest as a make-whole premium due upon the redemption of our senior notes due in February 2021. Additionally in Q4 2019, we paid $13.0 to settle an interest rate lock contract to hedge interest rate movement on 10-year U.S. Treasury notes in anticipation of the issuance of our senior notes due in January 2029.
The increase in cash provided by operating activities in 2020 compared to 2019 was primarily due to strong earnings growth and decreases in working capital, despite posting revenue growth throughout the year. Changes in accounts receivable and inventories were modest and largely offset, while an increase in accounts payable benefited from an increase to our standard payment terms during 2019 and migration of additional vendors in 2020. Amounts accrued for variable compensation payments made in Q1 2021 were higher than amounts paid in 2020, driven by our improved financial results. In Q3 2020, we implemented tax planning which had the effect of accelerating certain foreign tax credits and benefiting our domestic tax payments by approximately $20 during 2020.

Cash provided by (used in) investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Capital expenditures	$(73.4)	$(81.4)	$(87.9)
Changes in investments, net	2.2	—	73.5
Acquisitions, net of cash acquired	(3.7)	(226.2)	(68.3)
Proceeds from business divestitures, net of costs to sell	72.6	(0.3)	4.1
Other	6.8	36.3	31.1
Net cash provided by (used in) investing activities	$4.5	$(271.6)	$(47.5)
Capital expenditures in 2020, 2019 and 2018 were primarily related to investments in manufacturing operations, customer-facing facilities and product development. The decrease in capital expenditures in 2020 compared to 2019 and 2018 was primarily due to spending in prior years related to the establishment of the Learning + Innovation Center in Munich.
In 2020, we sold PolyVision for net proceeds of $72.6. See Note 21 to the consolidated financial statements for additional information. In 2019, we completed (1) the acquisition of Orangebox Group Limited for a purchase price of $78.9 less a $0.5 adjustment for working capital and (2) the acquisition of Smith System Manufacturing Company for a purchase price of $140.0 plus an $8.4 adjustment for working capital. See Note 20 to the consolidated financial statements for additional information.
In 2019, other investing activities primarily included $22.1 of proceeds related to maturities of COLI policies and $20.5 of proceeds from the sale of fixed assets, primarily a corporate aircraft and land in the Americas.
Cash provided by (used in) financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Dividends paid	$(69.1)	$(64.3)	$(61.0)
Common stock repurchases	(8.7)	(4.2)	(33.8)
Repayments of long-term debt	(2.9)	(252.7)	(2.7)
Borrowing of long-term debt	—	450.0	—
Debt issuance costs	—	(7.5)	—
Other	(1.2)	$1.0	$—
Net cash provided by (used in) financing activities	$(81.9)	$122.3	$(97.5)
We paid dividends of $0.145, $0.135, and $0.1275 per common share during each quarter in 2020, 2019 and 2018, respectively. On March 24, 2020, our Board of Directors declared a dividend of $0.07 per common share to be paid in Q1 2021.
During 2020, 2019 and 2018, we made common stock repurchases of $8.7, $4.2, and $33.8, respectively, all of which related to our Class A Common Stock. As of February 28, 2020, we had $95.0 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016. Common stock repurchases included repurchases of Class A Common Stock to enable participants to satisfy tax withholding obligations upon vesting of restricted stock, restricted stock units and performance units, pursuant to the terms of our Incentive Compensation Plan, of $4.8, $3.9, and $6.5 in 2020, 2019 and 2018, respectively.
In 2019, we issued $450 of unsecured unsubordinated senior notes due in January 2029. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the notes. We used a portion of the proceeds to redeem our $250 unsecured unsubordinated senior notes due in February 2021.

Capital Resources
Off-Balance Sheet Arrangements
In certain cases, we guarantee completion of contracts by our dealers. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded on our Consolidated Balance Sheets; however, when necessary, we record reserves to cover potential losses. As of February 28, 2020 and February 22, 2019, there were no reserves for guarantees recorded on our Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 28, 2020 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and short-term borrowings	$484.3	$2.9	$5.8	$31.9	$443.7
Estimated interest on debt obligations	209.2	24.2	48.1	46.3	90.6
Operating leases	296.7	50.6	88.0	68.3	89.8
Committed capital expenditures	29.8	29.8	—	—	—
Purchase obligations	35.9	23.8	12.1	—	—
Other liabilities	0.5	0.5	—	—	—
Employee benefit and compensation obligations	305.1	170.2	39.5	22.2	73.2
Total	$1,361.5	$302.0	$193.5	$168.7	$697.3
Total consolidated debt as of February 28, 2020 was $484.3. Of our total debt, $443.3 is in the form of term notes due in 2029 and $39.9 is related to financing secured by two of our corporate aircraft due in 2024.
We have commitments related to certain sales offices, showrooms, warehouses and equipment under non-cancelable operating leases that expire at various dates through 2031. Minimum payments under operating leases, net of sublease rental income, are presented in the contractual obligations table above.
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
The contractual obligations table above is presented as of February 28, 2020. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations and current cash and cash equivalents, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.

Liquidity Facilities
Our total liquidity facilities as of February 28, 2020 were:

Liquidity Facilities	February 28, 2020
Global committed bank facility	$250.0
Various uncommitted lines	23.3
Total credit lines available	273.3
Less: borrowings outstanding	(0.2)
Available capacity	$273.1
We have a $250.0 global committed five-year bank facility in effect through 2025. As of February 28, 2020, there were no borrowings outstanding under the facility, and our availability was not limited. The facility requires us to satisfy two financial covenants: (1) a maximum leverage ratio covenant, which is measured by the ratio of indebtedness less liquidity to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and (2) a minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter adjusted EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be no less than 3.0:1.  As of February 28, 2020, we were in compliance with all covenants under the facility. In Q1 2021, we borrowed $250.0 against this facility to provide additional liquidity in light of the uncertainty related to COVID-19. See Note 24 to the consolidated financial statements for additional information.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There was $0.2 of outstanding borrowings with an interest rate of 0.65% under uncommitted facilities as of February 28, 2020.
In addition, we have credit agreements of $34.5 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $14.9 were outstanding under these facilities as of February 28, 2020. There were no draws against our letters of credit during 2020 or 2019.
Total consolidated debt as of February 28, 2020 was $484.3. Our debt primarily consists of $443.3 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of February 28, 2020 of $39.9. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
At February 28, 2020, our total liquidity, comprised of cash, cash equivalents and the cash surrender value of COLI, aggregated to $701.0, and during Q1 2021, we borrowed $250.0 under our unsecured revolving credit facility to provide additional liquidity in light of the uncertainty related to COVID-19. Our current cash, cash equivalents, funds available from COLI and cash generated from operations are expected to be sufficient to finance our known and foreseeable liquidity needs, but our ability to foresee future cash needs is limited in light of current global economic conditions.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position, and we expect capital expenditures in 2021 will be lower than the $73.4 in 2020.

During Q1 2021, the COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers have been unable to receive products from us or our dealers and have delayed deliveries of existing orders, and our incoming orders have declined significantly during Q1 2021. These disruptions have caused a significant reduction in our revenue during Q1 2021 and are expected to continue to negatively impact our revenue and cash flows while the impact of COVID-19 continues. In order to reduce our cash outflows during this period of time, we have implemented temporary layoffs for our manufacturing employees at locations where operations have been temporarily reduced or suspended, and we have temporarily reduced the pay and/or working hours for much of our salaried workforce. We have also reduced spending in a variety of areas, including: travel, events, overtime, temporary labor, annual merit increases, project spending and capital expenditures.
During the first few weeks of March 2020, through an existing share repurchase plan entered into in Q4 2020 pursuant to Rule 10b5-1 under the Exchange Act, we repurchased 3,000,000 shares of our Class A Common Stock at an aggregate cost of $38.6, which represented the total amount authorized under that plan.
On March 24, 2020, we announced a quarterly dividend on our common stock of $0.07 per share, or $8.0, to be paid in Q1 2021. Future dividends will be subject to approval by our Board of Directors.

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
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired dealer relationships, trademarks and know-how/designs and require estimation of useful lives and discount rates.  Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2020, there were no material acquisitions. See Note 20 to the consolidated financial statements for more information.
Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2020, we evaluated goodwill using ten reporting units: the Americas, AMQ, Red Thread, Smith System, Orangebox U.S., EMEA, Orangebox U.K., Designtex, PolyVision and Asia Pacific.
During Q4 2020, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 9% to 12%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates.
There were no impairments to any reporting units in 2020.

As of February 28, 2020, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$204.4
EMEA	18.5
Other category	10.7
Total	$233.6
As of the valuation date, the enterprise value available for goodwill determined as described above is substantially in excess of the underlying reported value of goodwill for all reporting units. See Note 2 and Note 11 to the consolidated financial statements for additional information.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business as of the time of the evaluation. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.
Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 28, 2020, we recorded tax benefits from net operating loss carryforwards of $39.3. We also have recorded valuation allowances totaling $3.2 against these assets, which reduced our recorded tax benefit to $36.1. It is considered more likely than not that a $36.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $19.1 comprised primarily of United States foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $11.1 of excess foreign tax credits within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the entire $6.0 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 17 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 28, 2020 and February 22, 2019, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2020	February 22, 2019	February 28, 2020	February 22, 2019
Fair value of plan assets	$31.3	$30.0	$—	$—
Benefit plan obligations	82.5	76.2	44.3	40.7
Funded status	$(51.2)	$(46.2)	$(44.3)	$(40.7)
The post-retirement medical and life insurance plans are unfunded. As of February 28, 2020, approximately 64% of our defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors and is unfunded. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $160.0 as of February 28, 2020 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
Based on consolidated benefit obligations as of February 28, 2020, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2020 consolidated benefits expense by less than $1 and the consolidated benefit obligations by less than $15. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 28, 2020, our initial rate of 6.20% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Based on consolidated benefit obligations as of February 28, 2020, a one percentage point increase or decrease in the assumed healthcare cost trend rates would have changed the 2020 consolidated benefits expense by less than $1 and changed the consolidated benefit obligations by less than $1. All actuarial gains and losses are amortized using a straight-line method, over at least the minimum amortization period prescribed by accounting guidance.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net actuarial losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
See Note 15 to the consolidated financial statements for additional information.
Forward-Looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events; the COVID-19 pandemic and the actions taken by various governments and third parties to combat the pandemic; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the SEC. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. In 2020, 2019 and 2018, we transacted business in 17 primary currencies worldwide, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the U.K. pound sterling, the Mexican peso, the Chinese renminbi, the Malaysian ringgit and the Indian rupee. Revenue from foreign locations represented approximately 34% of our consolidated revenue in 2020, 31% in 2019 and 33% in 2018. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by less than $5 in each of 2020, 2019 and 2018. These estimates assume no changes other than the U.S. dollar exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of our international subsidiaries is made using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 28, 2020 and February 22, 2019, the cumulative net currency translation adjustments reduced shareholders’ equity by $57.5 and $47.4, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net on the Consolidated Statements of Income. In 2020, 2019 and 2018, net foreign currency exchange gains were $0.3, $0.3 and $4.8, respectively.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash equivalents, long-term investments and short-term and long-term borrowings. Our cash is primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $39.9 and $42.7 as of February 28, 2020 and February 22, 2019, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2020, 2019 and 2018, mainly as a result of higher interest income on our cash equivalents and investments. Significant changes in interest rates could have an impact on the market value of our cash equivalents. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
As a result of changes in commodity costs, cost of sales decreased approximately $18 during 2020 and increased approximately $36 and approximately $13 in 2019 and 2018, respectively. The decrease in commodity costs during 2020 was driven primarily by lower steel costs. The increase in commodity costs during 2019 and 2018 was driven primarily by higher steel and fuel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $13 in 2020 and 2019, and approximately $12 in 2018. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.

Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies, which totaled $49.7 as of February 28, 2020. Our variable life COLI policies were allocated at approximately 30% fixed income and 70% equity investments as of February 28, 2020.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $4 in 2020 and $3 in 2019 and 2018. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
See Note 10 to the consolidated financial statements for additional information.

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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 28, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2020, of the Company and our report dated April 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
April 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 28, 2020 and February 22, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended February 28, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2020 and February 22, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, in the first quarter of 2020, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - AMQ and Orangebox U.K. Reporting Units - Refer to Note 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the income approach with the discounted cash flow valuation method to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates, and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborated the results of the discounted cash flow analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. The goodwill balance was $233.6 million as of February 28, 2020, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”) and $18.5 million was allocated to the Orangebox U.K. Reporting Unit (“Orangebox U.K.”). The fair values of AMQ and Orangebox U.K. exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for AMQ and Orangebox U.K. as a critical audit matter because of the significant judgments made by management to estimate the fair values of AMQ and Orangebox U.K. given the sensitivity of operating changes on future cash flows for these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of discount rates, forecasted revenue growth rates, and expected operating margins.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to discount rates, forecasted revenue growth rates, and expected operating margins used by management to estimate the fair values of AMQ and Orangebox U.K. included the following, among others:
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair values of AMQ and Orangebox U.K., such as controls related to management’s selection of discount rates, forecasted revenue growth rates, and expected operating margins.
We evaluated management’s ability to accurately forecast revenue growth rates and operating margins by comparing actual results to management’s historical forecasts.
We evaluated the reasonableness of management’s forecasted revenue growth rates and operating margins by comparing the forecasts to:
•Historical revenues and operating margins.
•Internal communications to management and the Board of Directors.
•Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
•Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
•Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 27, 2020

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Revenue	$3,723.7	$3,443.2	$3,055.5
Cost of sales	2,508.5	2,355.3	2,050.3
Gross profit	1,215.2	1,087.9	1,005.2
Operating expenses	958.2	904.3	850.0
Operating income	257.0	183.6	155.2
Interest expense	(27.3)	(37.5)	(17.5)
Investment income	5.4	2.9	1.5
Other income, net	10.1	14.9	22.3
Income before income tax expense	245.2	163.9	161.5
Income tax expense	45.5	37.9	80.8
Net income	$199.7	$126.0	$80.7
Earnings per share:
Basic	$1.67	$1.06	$0.68
Diluted	$1.66	$1.05	$0.68

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Net income	$199.7	$126.0	$80.7

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	(0.1)	0.4	—
Pension and other post-retirement liability adjustments	(16.9)	(6.6)	1.1
Derivative adjustments	1.3	(12.9)	—
Foreign currency translation adjustments	(10.1)	(22.7)	38.6
Total other comprehensive income (loss), gross	(25.8)	(41.8)	39.7

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	—	(0.1)	—
Pension and other post-retirement liability adjustments	4.1	1.6	0.6
Derivative adjustments	(0.3)	3.3	—
Foreign currency translation adjustments	—	—	—
Total other comprehensive income, tax benefit	3.8	4.8	0.6

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.1)	0.3	—
Pension and other post-retirement liability adjustments	(12.8)	(5.0)	1.7
Derivative adjustments	1.0	(9.6)	—
Foreign currency translation adjustments	(10.1)	(22.7)	38.6
Total other comprehensive income (loss), net	(22.0)	(37.0)	40.3
Comprehensive income	$177.7	$89.0	$121.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 28, 2020	February 22, 2019
ASSETS
Current assets:
Cash and cash equivalents	$541.0	$261.3
Accounts receivable, net of allowances of $9.4 and $8.7	372.4	390.3
Inventories	215.0	224.8
Prepaid expenses	21.6	19.5
Other current assets	38.8	52.7
Total current assets	1,188.8	948.6
Property, plant and equipment, net of accumulated depreciation of $977.7 and $1,009.3	426.3	455.5
Company-owned life insurance ("COLI")	160.0	156.1
Deferred income taxes	124.6	135.8
Goodwill	233.6	240.8
Other intangible assets, net of accumulated amortization of $56.7 and $55.8	102.9	119.3
Investments in unconsolidated affiliates	52.3	56.9
Right-of-use operating lease assets	237.9	—
Other assets	39.0	29.4
Total assets	$2,565.4	$2,142.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244.3	$241.2
Short-term borrowings and current portion of long-term debt	2.9	4.1
Current operating lease obligations	43.1	—
Accrued expenses:
Employee compensation	191.7	168.1
Employee benefit plan obligations	44.7	37.1
Accrued promotions	35.3	27.7
Customer deposits	28.6	20.0
Other	100.3	97.0
Total current liabilities	690.9	595.2
Long-term liabilities:
Long-term debt less current maturities	481.4	482.9
Employee benefit plan obligations	148.3	141.6
Long-term operating lease obligations	214.0	—
Other long-term liabilities	60.4	72.9
Total long-term liabilities	904.1	697.4
Total liabilities	1,595.0	1,292.6
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 89,589,111 and 87,594,913 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 27,612,889 and 29,171,697 issued and outstanding	—	—
Additional paid-in capital	28.4	16.4
Accumulated other comprehensive income (loss)	(69.3)	(47.3)
Retained earnings	1,011.3	880.7
Total shareholders’ equity	970.4	849.8
Total liabilities and shareholders’ equity	$2,565.4	$2,142.4

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Changes in common shares outstanding:
Common shares outstanding, beginning of period	116,766,610	116,157,443	117,323,347
Common stock issuances	41,941	53,029	50,445
Common stock repurchases	(524,379)	(287,328)	(2,410,671)
Performance units issued as common stock	—	209,353	346,744
Restricted units issued as common stock	917,828	634,113	847,578
Common shares outstanding, end of period	117,202,000	116,766,610	116,157,443

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$16.4	$4.6	$—
Common stock issuances	0.7	0.8	0.7
Common stock repurchases	(8.7)	(4.2)	(16.0)
Performance units and restricted stock units expense	16.0	16.9	18.4
Other	4.0	(1.7)	1.5
Paid-in capital, end of period	28.4	16.4	4.6

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(47.3)	(10.3)	(50.6)
Other comprehensive income (loss)	(22.0)	(37.0)	40.3
Accumulated other comprehensive income (loss), end of period	(69.3)	(47.3)	(10.3)

Changes in retained earnings:
Retained earnings, beginning of period	880.7	819.0	817.1
Net income	199.7	126.0	80.7
Dividends paid	(69.1)	(64.3)	(61.0)
Common stock repurchases	—	—	(17.8)
Retained earnings, end of period	1,011.3	880.7	819.0
Total shareholders' equity	$970.4	$849.8	$813.3

(1)	Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
OPERATING ACTIVITIES
Net income	$199.7	$126.0	$80.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.6	81.6	65.9
(Gain)/loss on business divestitures	(19.6)	0.4	(0.4)
Gains related to sales of investments in unconsolidated affiliates	—	—	(14.4)
Deferred income taxes	12.1	(0.8)	52.9
Non-cash stock compensation	16.7	17.7	19.1
Equity in income of unconsolidated affiliates	(12.2)	(13.7)	(12.8)
Dividends received from unconsolidated affiliates	12.5	9.1	10.3
Loss on derivative instruments	—	(13.0)	—
Other	(0.2)	(12.9)	(9.1)
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	7.2	(66.4)	18.5
Inventories	(6.2)	(24.0)	(8.5)
Long-term income taxes receivable	(7.8)	—	18.7
Other assets	5.9	10.2	4.5
Accounts payable	10.8	8.5	(0.7)
Employee compensation liabilities	36.7	21.1	(13.8)
Accrued expenses and other liabilities	19.6	(12.6)	16.1
Net cash provided by operating activities	360.8	131.2	227.0
INVESTING ACTIVITIES
Capital expenditures	(73.4)	(81.4)	(87.9)
Proceeds from disposal of fixed assets	1.8	20.5	7.9
Purchases of investments	—	—	(52.1)
Liquidations of investments	2.2	—	125.6
Proceeds related to sales of investments in unconsolidated affiliates	—	—	19.0
Proceeds from COLI policies	4.2	22.1	4.2
Proceeds from business divestitures, net of costs to sell	72.6	(0.3)	4.1
Acquisitions, net of cash acquired	(3.7)	(226.2)	(68.3)
Other	0.8	(6.3)	—
Net cash provided by (used in) investing activities	4.5	(271.6)	(47.5)
FINANCING ACTIVITIES
Dividends paid	(69.1)	(64.3)	(61.0)
Common stock repurchases	(8.7)	(4.2)	(33.8)
Borrowings on lines of credit	—	323.1	—
Repayments on lines of credit	—	(323.1)	—
Borrowing of long-term debt	—	450.0	—
Repayments of long-term debt	(2.9)	(252.7)	(2.7)
Debt issuance costs	—	(7.5)	—
Other	(1.2)	1.0	—
Net cash provided by (used in) financing activities	(81.9)	122.3	(97.5)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(2.7)	4.0
Net increase (decrease) in cash, cash equivalents and restricted cash	282.3	(20.8)	86.0
Cash and cash equivalents and restricted cash, beginning of period (1)	264.8	285.6	199.6
Cash and cash equivalents and restricted cash, end of period (2)	$547.1	$264.8	$285.6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$26.7	$36.2	$4.8
Interest paid, net of amounts capitalized	$24.5	$34.5	$17.0
_______________________________________

(1)	These amounts include restricted cash of $3.5, $2.5 and $2.5 as of February 22, 2019, February 23, 2018 and February 24, 2017, respectively.

(2)	These amounts include restricted cash of $6.1, $3.5 and $2.5 as of February 28, 2020, February 22, 2019 and February 23, 2018, respectively.
All of these amounts primarily represent funds held in escrow for potential future workers’ compensation claims. The restricted cash balance is included as part of Other assets in the Consolidated Balance Sheets.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 12,700 employees. We operate manufacturing and distribution center facilities in 24 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. Additional information about our reportable segments is contained in Note 22.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method investments and any adjustments to cost method investments are reported in Other income, net on the Consolidated Statements of Income. See Note 12 for additional information.
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal year ended February 28, 2020 contained 53 weeks, with Q4 2020 containing 14 weeks. Fiscal years ended February 22, 2019 and February 23, 2018 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 28, 2020 and February 22, 2019 was $6.1 and $3.5, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. The Americas segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The EMEA segment values inventories primarily using the first in, first out method (“FIFO”). Businesses within the Other category primarily use the FIFO or the average cost inventory valuation methods. See Note 8 for additional information.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2020 and 2019, we evaluated goodwill and intangible assets using ten reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, PolyVision, AMQ, Smith System, Orangebox U.K. and Orangebox U.S. See Note 11 for additional information.
Other intangible assets subject to amortization consist primarily of dealer relationships, trademarks, know-how/designs, proprietary technology and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization, consisting of certain trademarks, are accounted for and evaluated for potential impairment using an income approach based on the cash flows attributable to the related products. See Note 11 for additional information.
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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation, product liability and short-term disability claims. In 2019, we were also self-insured for employee medical and dental claims. We purchase insurance coverage to reduce our exposure to significant levels of uncertainty for these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 28, 2020	February 22, 2019
Assets:
Long-term - Other assets	$4.2	$4.1
Liabilities:
Current - Accrued expenses - other	2.7	3.0
Long-term - Other long-term liabilities	11.6	12.7
	14.3	15.7
Net reserve	$10.1	$11.6
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 28, 2020	February 22, 2019
Assets:
Long-term - Other long-term assets	$1.3	$1.5
Liabilities:
Current - Accrued expenses - other	0.6	0.8
Long-term - Other long-term liabilities	3.5	4.0
	4.1	4.8
Net reserve	$2.8	$3.3
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
The estimate for unpaid employee medical, dental, and short-term disability claims incurred as of February 22, 2019 was $4.3, and is recorded within Accrued expenses: Other on the Consolidated Balance Sheets. There is no accrual as of February 28, 2020 as a result of transitioning our employee medical and dental benefits to a third-party insurance marketplace.
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

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Balance as of beginning of period	$31.0	$36.8	$41.3
Accruals related to product warranties, recalls and retrofits	8.1	6.1	10.6
Reductions for settlements	(12.3)	(11.6)	(15.8)
Currency translation adjustments	(0.1)	(0.3)	0.7
Balance as of end of period	$26.7	$31.0	$36.8
Our reserve for estimated settlements expected to be paid beyond one year as of February 28, 2020 and February 22, 2019 was $14.3 and $14.5, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the end of each fiscal year and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost) or actuarial gains (losses) are reported, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. See Note 15 for additional information.

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

Environmental Contingencies	Year Ended
	February 28, 2020	February 22, 2019
Current:
Accrued expenses - other	$1.0	$0.7
Long-term:
Other long-term liabilities	1.9	2.4
Total environmental contingencies (discounted)	$2.9	$3.1

The environmental liabilities were discounted using a rate of 3.0% and 3.5% as of February 28, 2020 and February 22, 2019. Our undiscounted liabilities were $3.1 and $3.6 as of February 28, 2020 and February 22, 2019, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to improve existing products and procedures or to lead to the development of new products and procedures, are expensed as incurred and were $50.6 for 2020, $53.7 for 2019 and $44.0 for 2018.
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
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled. Restricted stock units and performance units are credited to shareholders' equity as they are expensed over the related service periods based on the grant date fair value of the shares expected to be issued or achievement of certain performance criteria. See Note 18 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $484.3 and $487.0 as of February 28, 2020 and February 22, 2019, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $560 and $492 as of February 28, 2020 and February 22, 2019, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. In advance of issuing new debt in 2019, the Company entered into a treasury rate lock agreement to manage our exposure to changes in interest rates and our overall cost of borrowing. We do not use derivatives for speculative or trading purposes. See Note 14 for additional information.
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany working capital loans and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts relate to the euro, the Mexican peso, the United Kingdom ("U.K.") pound sterling, the Canadian dollar, the Australian dollar, the Malaysian ringgit and the Japanese yen. See Note 7 for additional information.
Assets and liabilities related to foreign exchange forward contracts as of February 28, 2020 and February 22, 2019 are summarized below:

Consolidated Balance Sheets	February 28, 2020	February 22, 2019
Other current assets	$1.2	$3.9
Accrued expenses	(0.5)	(0.5)
Total net fair value of foreign exchange forward contracts (1)	$0.7	$3.4
________________________

(1)	The notional amounts of the outstanding foreign exchange forward contracts were $117.6 as of February 28, 2020 and $124.6 as of February 22, 2019.
Net gains (losses) recognized from foreign exchange forward contract activity in 2020, 2019 and 2018 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Cost of sales	$1.8	$1.5	$2.8
Operating expenses	0.5	0.3	0.6
Other income, net	3.1	2.7	(4.8)
Total net gain (loss)	$5.4	$4.5	$(1.4)
The net gains or losses recognized from foreign exchange forward instruments in Other income, net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies certain aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. We adopted this guidance in Q1 2020, and the adoption did not have an effect on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. We adopted this guidance in Q1 2020 and elected to not reclassify these amounts to retained earnings as the effect on our consolidated financial statements was not material.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The amended guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted the amended guidance using the practical expedient which allows entities to use information previously disclosed in their pension and other post-retirement benefit plans footnote as the basis to apply the retrospective presentation requirements. The adoption of this ASU resulted in the following reclassifications in our 2018 Consolidated Statements of Income:

Reclassifications Resulting from Adoption of ASU 2017-07	Year Ended
February 23, 2018
Cost of sales	$0.9
Operating expenses	(0.1)
Operating income	(0.8)
Other income, net	0.8
Income before income tax expense	$—

The amounts reclassified in 2018 include $7.1 of charges related to annuitizing three of our smaller defined benefit plans. There was no impact to Net income on our Consolidated Statements of Income as a result of this accounting change.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The core principle of the new lease standard is to increase the decision usefulness and comparability among organizations by recognizing right-of-use assets and lease obligations on the balance sheet with additional qualitative and quantitative disclosures. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. We adopted this guidance and related amendments in Q1 2020 using the modified retrospective approach, and it resulted in an increase in the assets and liabilities on our Consolidated Balance Sheet. See Note 19 for additional information.

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
Accounting Standards Issued But Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which is intended to enhance and simplify various aspects of the accounting for income taxes. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of accounting for income taxes. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, and early adoption is permitted. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. We are currently evaluating the impact of this standard on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments.

Product Category Data	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Americas
Desking, benching, systems and storage	$1,377.5	$1,233.9	$1,102.8
Seating	784.2	706.3	673.7
Other (1)	511.2	530.0	417.3
EMEA
Desking, benching, systems and storage	254.4	233.2	216.8
Seating	235.6	187.1	155.1
Other (1)	179.6	196.7	152.3
Other
Desking, benching, systems and storage	63.6	59.1	65.7
Seating	94.1	93.6	78.2
Other (1)	223.5	203.3	193.6
	$3,723.7	$3,443.2	$3,055.5
_______________________________________

(1)
The Other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

In the Americas segment, no industry or vertical market individually represented more than 15%, 14% or 12% of Americas revenue in 2020, 2019 and 2018, respectively.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
United States	$2,469.7	$2,170.3	$2,039.6
Foreign locations	1,254.0	1,272.9	1,015.9
	$3,723.7	$3,443.2	$3,055.5

In the EMEA segment, approximately 87%, 88% and 85% of revenue was from Western Europe in 2020, 2019 and 2018, respectively. The remaining revenue was from other parts of Europe, the Middle East and Africa. No individual country in the EMEA segment represented more than 4% of our consolidated revenue in 2020.
No single customer represented more than 5% of our consolidated revenue in 2020, 2019, or 2018.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Consolidated Balance Sheets.
Changes in the Customer deposits balance during the year ended February 28, 2020 are as follows:

Customer Deposits
Balance as of February 22, 2019	$20.0
Increases due to deposits received, net of other adjustments	26.8
Revenue recognized	(18.2)
Balance as of February 28, 2020	$28.6

5.	EARNINGS PER SHARE
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

Computation of Earnings per Share	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Net income	$199.7	$126.0	$80.7
Adjustment for earnings attributable to participating securities	(3.9)	(2.5)	(1.5)
Net income used in calculating earnings per share	$195.8	$123.5	$79.2
Weighted-average common shares outstanding including participating securities (in millions)	119.6	119.1	119.2
Adjustment for participating securities (in millions)	(2.3)	(2.4)	(2.3)
Shares used in calculating basic earnings per share (in millions)	117.3	116.7	116.9
Effect of dilutive stock-based compensation (in millions)	0.6	0.4	0.2
Shares used in calculating diluted earnings per share (in millions)	117.9	117.1	117.1
Earnings per share:
Basic	$1.67	$1.06	$0.68
Diluted	$1.66	$1.05	$0.68
Total common shares outstanding at period end (in millions)	117.2	116.8	116.2
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	0.2	0.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 28, 2020 and February 22, 2019:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 23, 2018	$(0.3)	$14.7	$—	$(24.7)	$(10.3)
Other comprehensive income (loss) before reclassifications	0.3	0.5	(9.7)	(22.8)	(31.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.5)	0.1	0.1	(5.3)
Net other comprehensive income (loss) during period	0.3	(5.0)	(9.6)	(22.7)	(37.0)
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
Other comprehensive income (loss) before reclassifications	0.4	(10.4)	—	(10.8)	(20.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	(2.4)	1.0	0.7	(1.2)
Net other comprehensive income (loss) during period	(0.1)	(12.8)	1.0	(10.1)	(22.0)
Balance as of February 28, 2020	$(0.1)	$(3.1)	$(8.6)	$(57.5)	$(69.3)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 28, 2020 and February 22, 2019:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 28, 2020	February 22, 2019
Realized gain on sale of investment	$(0.7)	$—	Investment income
	0.2	—	Income tax expense
	(0.5)	—
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(3.0)	(6.2)	Other income, net
Prior service cost (credit)	(0.1)	(1.0)	Other income, net
	0.7	1.7	Income tax expense
	(2.4)	(5.5)

Derivative adjustments	1.3	0.1	Interest expense
	(0.3)	—	Income tax expense
	1.0	0.1

Foreign currency translation	0.6	—	Operating expense
	0.1	0.1	Other income, net
	0.7	0.1

Total reclassifications	$(1.2)	$(5.3)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	FAIR VALUE
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
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 28, 2020 and February 22, 2019 are summarized below:

Fair Value of Financial Instruments	February 28, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$541.0	$—	$—	$541.0
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.2	—	1.2
Auction rate securities	—	—	2.1	2.1
	$547.1	$1.2	$2.1	$550.4
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Fair Value of Financial Instruments	February 22, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$261.3	$—	$—	$261.3
Restricted cash	3.5	—	—	3.5
Foreign exchange forward contracts	—	3.9	—	3.9
Auction rate securities	—	—	3.9	3.9
	$264.8	$3.9	$3.9	$272.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Securities
As of February 28, 2020, we held auction rate securities (“ARS”) with a total par value of $3.2 and an adjusted fair value of $2.1. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized losses on our ARS investments of $0.9 and $0.2, respectively. The investments other-than-temporarily impaired were impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income. The unrealized losses are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. Unrealized losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 28, 2020 and February 22, 2019:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 23, 2018	$3.5
Unrealized gain on investments	0.4
Balance as of February 22, 2019	$3.9
Unrealized loss on investments	(0.1)
Realized gain on investments	0.5
Redemption of auction rate securities	(2.2)
Balance as of February 28, 2020	$2.1

There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2020 or 2019. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INVENTORIES

Inventories	February 28, 2020	February 22, 2019
Raw materials and work-in-process	$122.0	$118.3
Finished goods	112.8	127.2
	234.8	245.5
Revaluation to LIFO	19.8	20.7
	$215.0	$224.8

The portion of inventories determined by the LIFO method aggregated $93.8 and $96.9 as of February 28, 2020 and February 22, 2019, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 28, 2020	February 22, 2019
Land		$34.4	$35.2
Machinery and equipment	3 – 15	755.5	755.1
Buildings and improvements	10 – 40	393.4	404.2
Capitalized software	3 – 10	67.0	109.5
Furniture and fixtures	5 – 8	58.5	58.9
Leasehold improvements	3 – 15	72.6	73.5
Construction in progress		22.6	28.4
		1,404.0	1,464.8
Accumulated depreciation		(977.7)	(1,009.3)
		$426.3	$455.5

A majority of the net book value of property, plant and equipment relates to machinery and equipment of $201.4 and $203.2 and buildings and improvements of $104.7 and $118.5 as of February 28, 2020 and February 22, 2019, respectively. Depreciation expense on property, plant and equipment was $73.2 for 2020, $69.3 for 2019 and $64.5 for 2018. The estimated cost to complete construction in progress was $29.8 and $33.2 as of February 28, 2020 and February 22, 2019, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COMPANY-OWNED LIFE INSURANCE
Our investments in company-owned life insurance (“COLI”) policies are recorded at their net cash surrender value.
A portion of our investments in COLI are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The designation of our COLI investments as funding sources for our long-term benefit plan obligations does not result in these investments representing a committed funding source for these obligations. They are subject to claims from creditors, and we can designate any portion of them to another purpose at any time.
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses on the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses on the Consolidated Statements of Income. COLI income totaled $6.6 in 2020, $7.5 in 2019 and $10.3 in 2018.
The balances of our COLI investments as of February 28, 2020 and February 22, 2019 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 28, 2020	Net Cash Surrender Value
				February 28, 2020	February 22, 2019
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$110.3	$108.6
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	30% fixed income; 70% equity	49.7	47.5
				$160.0	$156.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 28, 2020 and February 22, 2019, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 23, 2018	$119.7	$—	$18.5	$138.2
Acquisitions (1) (2)	84.2	18.8	—	103.0
Currency translation adjustments	(0.3)	(0.1)	—	(0.4)
Goodwill	205.3	283.7	116.5	605.5
Accumulated impairment losses	(1.7)	(265.0)	(98.0)	(364.7)
Balance as of February 22, 2019	$203.6	$18.7	$18.5	$240.8
Acquisitions (3)	1.0	—	—	1.0
Goodwill on divestitures (4)	—	—	(68.6)	(68.6)
Accumulated impairment losses on divestitures (4)	—	—	60.8	60.8
Currency translation adjustments	(0.2)	(0.2)	—	(0.4)
Goodwill	206.1	283.5	47.9	537.5
Accumulated impairment losses	(1.7)	(265.0)	(37.2)	(303.9)
Balance as of February 28, 2020	$204.4	$18.5	$10.7	$233.6
________________________

(1)
In 2018, we acquired AMQ Solutions and certain assets of Tricom Vision Limited (collectively, "AMQ") resulting in a goodwill addition in the Americas segment. The purchase accounting was finalized in 2019. See Note 20 for additional information.

(2)
In 2019, we acquired Smith System Manufacturing Company ("Smith System"), resulting in a goodwill addition in the Americas segment. We also acquired Orangebox Group Limited ("Orangebox"), resulting in goodwill additions in the Americas and EMEA segments. See Note 20 for additional information.

(3)	In 2020, we completed a small acquisition of an independent dealer, resulting in a goodwill addition in the Americas segment.

(4)	In 2020, we sold PolyVision Corporation ("PolyVision"), resulting in a decrease to goodwill and related accumulated impairment losses in the Other segment. See Note 21 for additional information.
We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.
We estimated the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. We corroborated the results determined under the income approach with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. The estimation of the fair value of our reporting units represents a Level 3 measurement.
Based on the results of the annual impairment tests, we concluded that no goodwill impairment existed as of February 28, 2020 or February 22, 2019. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy, significant declines in our stock price or other triggering events, indicate that there may be a potential of impairment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2020 and February 22, 2019, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 28, 2020				February 22, 2019
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships (1)	11.0	$56.7	$9.3	$47.4	$57.0	$4.1	52.9
Trademarks (1)	9.3	35.4	13.7	21.7	35.8	11.0	24.8
Proprietary technology (2)	9.9	15.8	13.1	2.7	26.8	23.8	3.0
Know-how/designs (1)	9.0	20.8	3.6	17.2	21.0	1.3	19.7
Non-compete agreements	6.2	1.2	1.2	—	1.2	1.2	—
Other (1)	4.7	20.8	15.8	5.0	20.5	14.4	6.1
		150.7	56.7	94.0	162.3	55.8	106.5
Intangible assets not subject to amortization:
Trademarks and other (2)	n/a	8.9	—	8.9	12.8	—	12.8
		$159.6	$56.7	$102.9	$175.1	$55.8	$119.3
________________________

(1)
In 2019, we acquired Smith System, resulting in additional intangible assets in the Americas segment. We also acquired Orangebox resulting in additional intangible assets in the Americas and EMEA segments. See Note 20 for additional information.

(2)	In 2020, we sold PolyVision, resulting in a decrease of intangible assets in the Other segment. See Note 21 for additional information.
In 2020 and 2019, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $12.4 in 2020, $12.3 in 2019 and $1.3 for 2018. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2021	12.0
2022	11.7
2023	11.6
2024	11.1
2025	11.3
$57.7

Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary. See Note 24 for additional information.

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
We enter into joint ventures and other equity investments from time to time to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in unconsolidated affiliates	February 28, 2020		February 22, 2019
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$29.6	25%-40%	$28.1	25%-40%
Manufacturing joint venture	8.3	49%	10.9	49%
IDEO and other	6.0	5%-21%	6.5	5%-28%
	43.9		45.5
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	2.6	Less than 10%	5.6	Less than 10%
	8.4		11.4
Total investments in unconsolidated affiliates	$52.3		$56.9

Our equity in earnings of unconsolidated affiliates is recorded in Other income, net on the Consolidated Statements of Income and is summarized below:

Equity in earnings of unconsolidated affiliates	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Dealer relationships	$9.8	$9.9	$8.5
Manufacturing joint venture	1.4	2.8	3.3
IDEO and other	1.0	1.0	1.0
Total equity in earnings of unconsolidated affiliates	$12.2	$13.7	$12.8
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
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. During 2018, we sold a portion of our equity interest in IDEO and recorded gains of $13.9 in Other income, net on the Consolidated Statement of Income. The gains included a $10.0 premium related to a change in control of the affiliate and $3.9 on the sale of our interest. As of February 28, 2020 and February 22, 2019, we owned a 5% equity interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information presented below represents the combined accounts of our equity method investments in unconsolidated affiliates.

Consolidated Balance Sheets	February 28, 2020	February 22, 2019
Total current assets	$250.3	$230.2
Total non-current assets	132.7	69.1
Total assets	$383.0	$299.3
Total current liabilities	$204.2	$143.6
Total long-term liabilities	19.6	15.5
Total liabilities	$223.8	$159.1

Statements of Income	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Revenue	$838.0	$806.4	$708.9
Gross profit	252.6	235.6	214.7
Income before income tax expense	62.3	64.2	54.6
Net income	58.5	60.3	45.3

Supplemental Information	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Dividends received from unconsolidated affiliates	$12.5	$9.1	$10.3
Sales to unconsolidated affiliates	305.7	302.6	254.7
Amount due from unconsolidated affiliates	14.4	11.4	12.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate Range as of February 28, 2020	Fiscal Year Maturity	February 28, 2020	February 22, 2019
U.S. dollar obligations:
Senior notes (1)	5.125%	2029	$443.3	$442.6
Revolving credit facilities (2)(4)		2025	—	—
Notes payable (3)	2.72%	2024	39.9	42.7
Notes payable	7.0%	2022	0.6	—
			483.8	485.3
Foreign currency obligations:
Revolving credit facilities (4)			—	—
Notes payable	6.0% - 9.0%		0.3	0.3
Bank overdraft	0.79%		0.2	1.4
Total short-term borrowings and long-term debt			484.3	487.0
Short-term borrowings and current portion of long-term debt (5)			2.9	4.1
Long-term debt			$481.4	$482.9
____________________

(1)
In 2019, we issued $450 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. The 2029 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. We may redeem some or all of the 2029 Notes at any time. The redemption price would equal the greater of: (1) the principal amount of the notes being redeemed or (2) the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the comparable U.S. Treasury rate plus 40 basis points; plus, in both cases, accrued and unpaid interest. If the notes are redeemed within 3 months of maturity, the redemption price would be equal to the principal amount of the notes being redeemed plus accrued and unpaid interest. During 2020 and 2019, amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.8 and $0.1, respectively.

(2)
We have a $250.0 global committed bank facility, which was entered into in Q4 2020. This facility amended and restated the former facility, which was scheduled to expire in 2022. As of February 28, 2020 and February 22, 2019, there were no borrowings outstanding under the facilities, our availability to borrow under the facilities were not limited, and we were in compliance with all covenants under the facilities.

In addition, we have revolving credit agreements of $34.5 which can be utilized to support bank guarantees, letters of credit, overdrafts and foreign exchange contracts. As of February 28, 2020, we had $14.9 in outstanding bank guarantees and standby letters of credit against these agreements. We had no draws against our standby letters of credit during 2020 and 2019, respectively.

(3)
We have a $39.9 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $32 balloon payment due in 2024. The loan is secured by two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities.

(4)
We have unsecured uncommitted short-term credit facilities of up to $5.5 of U.S. dollar obligations and up to $17.7 of foreign currency obligations with various financial institutions available for working capital purposes as of February 28, 2020. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 28, 2020 and February 22, 2019.

(5)	The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 2.5% as of February 28, 2020 and 2.1% as of February 22, 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2021	$2.9
2022	3.2
2023	2.6
2024	31.9
2025	—
Thereafter	443.7
$484.3

Global Credit Facility
Our $250 committed unsecured revolving syndicated credit facility expires in 2025. This facility, which was entered into in Q4 2020, amended and restated our prior $200 committed unsecured revolving syndicated credit facility which was scheduled to expire in 2022. There were no borrowings outstanding under either facility as of February 28, 2020 or February 22, 2019. At our option, and subject to certain conditions, we may increase the aggregate commitment under the current facility by up to $125 by obtaining at least one commitment from one or more lenders. During Q1 2021, we borrowed $250 under the current facility. See Note 24 for additional information.
We can use borrowings under the current facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:

•
the applicable margin as set forth in the credit agreement, plus the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, (iii) the Eurocurrency rate for one-month interest period plus 1% and (iv) a 0.75% floor; or

•	the Eurocurrency rate, with a floor of zero, plus the applicable margin as set forth in the credit agreement.
The current facility requires us to satisfy two financial covenants:

•
A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness less liquidity to (y) trailing four fiscal quarter adjusted EBITDA and is required to be less than 3.5:1. In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 4.0:1 for four consecutive quarters.

•
A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter adjusted EBITDA to (z) trailing four quarter interest expense and is required to be no less than 3.0:1.

The current facility does not include any restrictions on cash dividend payments or share repurchases. As of February 28, 2020, we were in compliance with all covenants under the current facility.

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
We documented our cash flow hedging strategy and risk management objective to reduce interest rate risk on anticipated future interest payments for this contract in anticipation of our future debt issuance. Upon termination of the interest rate lock, we recorded a loss of $13.0, which is recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of February 22, 2019. The loss is being amortized over the 10-year life of the 2029 Notes. There were no gains or losses recognized against earnings for hedge ineffectiveness related to the interest rate lock in 2020 or 2019.
15. EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 28, 2020	February 22, 2019
Defined contribution retirement plans	$28.1	$25.0
Post-retirement medical benefits	44.3	40.7
Defined benefit pension plans	61.8	57.3
Deferred compensation plans and agreements	58.8	55.7
	$193.0	$178.7

Employee benefit plan obligations
Current portion	$44.7	$37.1
Long-term portion	148.3	141.6
	$193.0	$178.7

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
Total expense under all defined contribution retirement plans was $37.5 for 2020, $35.3 for 2019 and $33.7 for 2018. We expect to fund approximately $42.2 related to our defined contribution plans in 2021, including funding related to our 2020 discretionary profit sharing contributions.
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

Defined Benefit Pension Plan Obligations	February 28, 2020		February 22, 2019
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$31.3	$—	$30.0	$—
Projected benefit plan obligations	49.5	33.0	44.7	31.5
Funded status	$(18.2)	$(33.0)	$(14.7)	$(31.5)
Current liability	(0.1)	(2.8)	(0.4)	(3.8)
Long-term liability	(18.1)	(30.2)	(14.3)	(27.7)
Total benefit plan obligations	$(18.2)	$(33.0)	$(14.7)	$(31.5)
Accumulated benefit obligation	$44.6	$32.9	$23.7	$31.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans.

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2020	February 22, 2019	February 28, 2020	February 22, 2019
Change in plan assets:
Fair value of plan assets, beginning of year	$30.0	$33.1	$—	$—
Actual return on plan assets	1.6	0.3	—	—
Employer contributions	4.9	4.3	4.0	3.6
Plan participants’ contributions	—	—	1.9	1.9
Currency changes	(0.3)	(2.0)	—	—
Benefits paid	(4.9)	(5.7)	(5.9)	(5.5)
Fair value of plan assets, end of year	31.3	30.0	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	76.2	80.1	40.7	43.4
Service cost	1.8	2.2	0.1	0.1
Interest cost	2.0	2.1	1.6	1.6
Amendments	—	1.0	—	—
Net actuarial (gain) loss	8.2	(0.2)	5.9	(0.8)
Plan participants’ contributions	—	—	1.9	1.9
Currency changes	(0.8)	(3.3)	—	—
Benefits paid	(4.9)	(5.7)	(5.9)	(5.5)
Benefit plan obligations, end of year	82.5	76.2	44.3	40.7
Funded status	$(51.2)	$(46.2)	$(44.3)	$(40.7)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	$—	$—	$—	$—
Current liability	(2.9)	(4.2)	(3.3)	(3.4)
Long-term liability	(48.3)	(42.0)	(41.0)	(37.3)
Net amount recognized	$(51.2)	$(46.2)	$(44.3)	$(40.7)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$20.3	$12.8	$(13.6)	$(22.9)
Prior service cost	0.7	0.6	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$21.0	$13.4	$(13.6)	$(22.9)

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year:
Actuarial loss (gain)	$1.1	$0.4	$(2.1)	$(3.4)
Prior service credit	(0.1)	(0.1)	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$1.0	$0.3	$(2.1)	$(3.4)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018	February 28, 2020	February 22, 2019	February 23, 2018
Components of expense (1):
Service cost	$1.8	$2.2	$2.7	$0.1	$0.1	$0.2
Interest cost	2.0	2.1	2.1	1.6	1.6	1.7
Amortization of net loss (gain)	0.4	0.3	0.5	(3.3)	(3.8)	(3.7)
Amortization of prior year service credit	(0.1)	(0.2)	(0.2)	—	(2.2)	(7.0)
Expected return on plan assets	(1.3)	(1.5)	(1.4)	—	—	—
Settlement	—	—	7.1	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.8	2.9	10.8	(1.6)	(4.3)	(8.8)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	7.9	1.0	(4.3)	5.9	(0.8)	(1.2)
Prior service cost (credit)	—	1.0	—	—	—	—
Amortization of gain (loss)	(0.4)	(0.3)	(0.5)	3.4	3.8	3.7
Amortization of prior year service credit	0.1	0.2	0.2	—	2.2	7.0
Losses recognized as part of the curtailment / settlement	—	—	(7.3)	—	—	—
Prior service cost recognized as a part of curtailment / settlement	—	—	—	—	—	—
Other	—	—	—	—	0.1	—
Total recognized in other comprehensive income	7.6	1.9	(11.9)	9.3	5.3	9.5
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$10.4	$4.8	$(1.1)	$7.7	$1.0	$0.7

________________________

(1)
The non-service cost components of net pension and post-retirement credit in all years presented are included in Other income, net. See Note 3 for additional information related to the adoption of ASU 2017-07.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 23, 2018	$16.1	$(1.4)	$14.7
Prior service (cost) credit from plan amendment arising during period	(1.0)	0.2	(0.8)
Amortization of prior service cost (credit) included in net periodic pension cost	(2.5)	0.6	(1.9)
Net prior service (cost) credit during period	(3.5)	0.8	(2.7)
Net actuarial gain (loss) arising during period	(0.2)	(0.1)	(0.3)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.5)	1.0	(2.5)
Gain/losses recognized as a part of the settlement	—	—	—
Net actuarial gain (loss) during period	(3.7)	0.9	(2.8)
Foreign currency translation adjustments	0.6	(0.1)	0.5
Current period change	(6.6)	1.6	(5.0)
Balance as of February 22, 2019	$9.5	$0.2	$9.7
Amortization of prior service cost (credit) included in net periodic pension cost	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	(13.9)	3.4	(10.5)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.0)	0.7	(2.3)
Gains (losses) recognized as a part of the settlement	—	—	—
Net actuarial gain (loss) during period	(16.9)	4.1	(12.8)
Foreign currency translation adjustments	0.1	—	0.1
Current period change	(16.9)	4.1	(12.8)
Balance as of February 28, 2020	$(7.4)	$4.3	$(3.1)

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018	February 28, 2020	February 22, 2019	February 23, 2018
Weighted-average assumptions used to determine benefit obligations:
Discount rate	1.70%	2.90%	2.90%	2.58%	4.08%	3.97%
Rate of salary progression	3.50%	3.60%	3.60%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.70%	2.90%	2.80%	4.06%	3.95%	3.84%
Expected return on plan assets	3.00%	4.60%	4.80%
Rate of salary progression	3.50%	3.40%	3.50%

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumed healthcare cost trend was 6.51% for pre-age 65 retirees as of February 28, 2020, gradually declining to 4.50% after eight years. As of February 22, 2019, the assumed healthcare cost trend was 6.75% for pre-age 65 retirees, gradually declining to 4.50% after nine years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits. A one percentage point change in assumed healthcare cost trend rates would have had the following effects as of February 28, 2020:

Health Cost Trend Sensitivity	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	$0.1	$(0.1)

Plan Assets
The investments of the foreign plans are managed by third-party investment managers who follow local regulations. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 28, 2020 and February 22, 2019 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 28, 2020		February 22, 2019
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	60%	40%	80%	55%
Debt securities	35	30	16	30
Real estate	4	—	4	—
Other (1)	1	30	—	15
Total	100%	100%	100%	100%
________________________

(1)	Represents money market funds and cash.
The fair value of the pension plan assets as of February 28, 2020 and February 22, 2019, by asset category are as follows:

Fair Value of Pension Plan Assets	February 28, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities:
International	—	18.9	—	18.9
Fixed income securities:
Bond funds	—	11.1	—	11.1
Other investments:
Property and property funds	—	1.1	—	1.1
	$0.2	$31.1	$—	$31.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Pension Plan Assets	February 22, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Equity securities:
International	—	24.5	—	24.5
Fixed income securities:
Bond funds	—	4.4	—	4.4
Other investments:
Property and property funds	—	1.1	—	1.1
	$—	$30.0	$—	$30.0

There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.
Below is a roll-forward of plan assets measured at estimated fair value using Level 3 inputs for the year ended February 22, 2019:

Roll-forward of Fair Value Using Level 3 Inputs	Group Annuity Contract	Guaranteed Insurance Contracts
Balance as of February 23, 2018	$—	$0.4
Purchases, sales, and other, net	—	(0.4)
Balance as of February 22, 2019	$—	$—

We expect to contribute approximately $3.6 to our pension plans and fund approximately $3.4 related to our post-retirement plans in 2021. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans

2021	$3.6	$3.4
2022	3.5	3.4
2023	4.1	3.4
2024	4.9	3.4
2025	4.5	3.3
2026 - 2030	22.4	14.5
Multi-Employer Pension Plan
Our subsidiary, SC Transport Inc., previously contributed to the Central States, Southeast and Southwest Areas Pension Fund (the "Fund") based on an obligation arising from a collective bargaining agreement ("CBA") that covered SC Transport Inc. employees and retirees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge in 2019, which was based on our best estimate from our analysis of available information and pension regulations which specify that the liability will be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability at February 28, 2020 was $10.6.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2020, SC Transport Inc. finalized a new CBA with its employees that no longer requires it to contribute to the fund after March 31, 2019 due to its withdrawal from the Fund. We notified the Fund of the new CBA, and the Fund issued a final assessment of our withdrawal liability during 2020. We appealed the amount of the assessment by the Fund and are now awaiting arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available. If the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union. Our participation in this plan during 2019 and 2018 is outlined in the table below. Expense was recognized at the time our contributions were funded, in accordance with applicable accounting standards.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)		FIP/RP Status Pending / Implemented (2)	Contributions		Surcharges Imposed or Amortization Provisions
			2019	2018		2019	2018
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Red	Implemented	$0.2	$0.2	No
________________________

(1)
The most recent Pension Protection Act Zone Status available in 2019 and 2018 relates to the plan's two most recent fiscal year-ends. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.

(2)	The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
Deferred Compensation Programs
We maintain four deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Under the fourth plan, our non-employee directors may elect to defer all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option selected.
These deferred compensation obligations are unfunded, but a portion of our investments in COLI policies are intended to be utilized as a long-term funding source for these deferred compensation obligations. See Note 10 for additional information.
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and expense related to restoration retirement benefits were $3.3 for 2020, $4.6 for 2019 and $5.9 for 2018.

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
Share Repurchases and Conversions
The 2020 and 2019 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 28, 2020		February 22, 2019
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	0.5	$8.7	0.3	$4.2
Class B Common Stock	—	$—	—	$—

During 2020 and 2019, 1.6 million and 1.3 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	INCOME TAXES
In Q4 2018, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code. Following is a summary of the key corporate income tax provisions of the Tax Act:

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

In 2019, we finalized our policy and elected to use the period cost method for the tax on GILTI provisions and therefore did not record deferred taxes for basis differences expected to reverse in future periods. We were not required to record income taxes under the BEAT provisions in 2020 and 2019.
Provision for Income Taxes
The provision for income taxes on income before income taxes consists of:

Provision for Income Taxes—Expense	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Current income taxes:
Federal	$6.8	$18.4	$15.0
State and local	10.9	6.0	0.8
Foreign	15.4	14.6	12.1
	33.1	39.0	27.9
Deferred income taxes:
Federal	10.3	(3.6)	37.9
State and local	(2.8)	1.2	7.0
Foreign	4.9	1.3	8.0
	12.4	(1.1)	52.9
Income tax expense	$45.5	$37.9	$80.8

Income taxes were based on the following sources of income before income tax expense:

Source of Income Before Income Tax Expense	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Domestic	$195.8	$119.4	$120.2
Foreign	49.4	44.5	41.3
	$245.2	$163.9	$161.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0% for 2020 and 2019 and 32.9% for 2018, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Tax expense at the U.S. federal statutory rate	$51.5	$34.4	$53.2
Impact of the Tax Act (1)	—	(1.6)	27.9
State and local income taxes, net of federal	6.4	5.7	6.7
Sale of PolyVision (2)	(11.6)	—	—
Valuation allowance provisions and adjustments (3)	(1.3)	(1.3)	0.4
Foreign investment tax credits (4)	—	—	(1.6)
COLI income (5)	(1.4)	(1.6)	(3.4)
Foreign operations, less applicable foreign tax credits (6)	4.9	7.8	1.4
Impact of change to non-U.S. federal statutory tax rates (7)	(1.2)	(0.8)	4.0
Research tax credit	(2.9)	(2.9)	(2.3)
Tax reserve adjustments	—	—	(0.2)
Other	1.1	(1.8)	(5.3)
Total income tax expense recognized	$45.5	$37.9	$80.8
________________________

(1)
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which are generally 21.0%. Those items that reversed in 2018 were remeasured using a tax rate of 32.9%. We recorded a provisional decrease to deferred tax assets of $23.9 attributable to the rate reduction and a provisional tax liability of $4.0 related to transition tax for 2018. During 2019, we recorded adjustments reducing the impact of the rate change and the transition tax by $1.0 and $0.6 respectively, representing a tax rate reduction of 1%.

(2)
The tax basis of PolyVision exceeded the book equity of the entity. For United States federal tax purposes this generated a capital loss and related benefit, which varied from the expected US Federal tax expense on the financial statement gain on disposal.

(3)
The valuation allowance provisions were based on current year activity, and the valuation allowance adjustments, including a reversal of valuation allowance at an affiliate in the U.K., were based on various factors, which are further detailed below.

(4)	Investment tax credits were granted by the Czech Republic for investments in qualifying manufacturing equipment.

(5)	The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.

(6)	The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.

(7)	Scheduled changes to the French corporate tax rate resulted in the revaluation of certain deferred tax assets of our French tax group.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 28, 2020	February 22, 2019
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$68.9	$59.2
Lease obligation (1)	64.2	—
Foreign and domestic net operating loss carryforwards	39.1	46.1
Reserves and accruals	17.1	16.2
Tax credit carryforwards	19.1	38.7
Other, net	17.1	17.4
Total deferred income tax assets	225.5	177.6
Valuation allowances	(5.7)	(7.8)
Net deferred income tax assets	219.8	169.8
Deferred income tax liabilities:
Right-of-use operating lease assets (1)	61.4	—
Property, plant and equipment	28.6	29.4
Intangible assets	9.8	10.6
Prepaid expenses	2.2	2.2
Total deferred income tax liabilities	102.0	42.2
Net deferred income taxes	$117.8	$127.6
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	124.6	135.8
Deferred income tax liabilities—non-current	6.8	8.2

____________________

(1)
In 2020, we adopted ASU 2016-02, Leases (Topic 842), and recorded a deferred tax asset related to our operating lease obligations and a deferred tax liability related to our right-of-use operating lease assets. See Note 3 for additional information.

At February 28, 2020, the valuation allowance of $5.7 included $3.7 relating to foreign deferred tax assets. In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:

•	recent financial performance including cumulative losses,

•	the predictability of future income,

•	prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets and

•	the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers and sales offices in France, Australia, Singapore, Hong Kong and Brazil would be realized as of February 28, 2020. During 2020, we determined that it was more likely than not that all of the deferred tax assets, including net operating losses, of our owned dealer in the U.K. would be utilized, and the reversal of the valuation allowance on these items reduced tax expense by $3.1. Also during 2020, we determined that it was not more likely than not that all of the deferred tax assets, including net operating losses, of our owned dealer in Australia would be utilized, and recorded a valuation allowance which increased tax expense by $1.2.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have the ability to repatriate foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax. These earnings have been subject to U.S. federal income taxes in 2018 and additional U.S. taxes under the Tax Act during 2019 and 2020.  We have provided deferred income taxes where appropriate on earnings of subsidiaries expected to be distributed.  However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries as we continue to assert indefinite reinvestment on those basis differences that are not related to amounts previously taxed in the U.S. or undistributed earnings generated after 2018.
Taxes Payable or Refundable
Income taxes currently payable or refundable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 28, 2020	February 22, 2019
Other current assets:
Income taxes receivable	$8.0	$11.6
Other long-term assets:
Income taxes receivable	$7.8	$—
Accrued expenses:
Income taxes payable	$13.9	$3.5

Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2021	$—	$—	$—	$—	$—	$—	$—	$—
2022-2038	0.9	2.1	—	0.2	0.7	—	0.9	19.1
No expiration	—	—	160.2	—	—	38.4	38.4	—
	$0.9	$2.1	$160.2	0.2	0.7	38.4	39.3	19.1
Valuation allowances				—	—	(3.2)	(3.2)	(2.0)
Net benefit				$0.2	$0.7	$35.2	$36.1	$17.1

Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $53.2 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2019 and 2020, Canada 2016 through 2020, France 2015 through 2020 and Germany 2013 through 2020. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these items were insignificant for 2020, 2019 and 2018.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Balance as of beginning of period	$2.0	$2.2	$2.8
Gross decreases—tax positions in prior period	—	—	(1.0)
Currency translation adjustment	—	(0.2)	0.4
Balance as of end of period	$2.0	$2.0	$2.2

We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.0 liability for uncertain tax positions as of February 28, 2020 and February 22, 2019. No other amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.0, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.

18.	SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 4,825,262 shares remaining for future issuance under our Incentive Compensation Plan as of February 28, 2020.
A variety of awards may be granted under the Incentive Compensation Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, phantom shares and other share-based awards. Outstanding awards under the Incentive Compensation Plan vest over a period of three years. Our Board of Directors may amend or terminate the Incentive Compensation Plan at its discretion subject to certain provisions as stipulated within the plan.
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

Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 28, 2020
Performance units (1)	605,080
Restricted stock units	1,761,124
Total outstanding awards	2,366,204
________________________

(1)
This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
Performance units ("PSUs") have been granted only to certain key employees. These awards are earned after a three-year performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs where the performance period has not been completed ranged from 0 to 605,080 shares as of February 28, 2020. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.
A dividend equivalent is calculated based on the actual number of PSUs earned at the end of the performance period equal to the dividends that would have been payable on the earned PSUs had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
The PSUs granted in 2020 are earned over a three-year period based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. The expense for these awards is determined based on the probability that the performance conditions will be met and the fair value of the market condition. The expense is recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance period.
The PSUs granted in 2019 and 2018 are earned over a three-year period based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. The expense for these awards is determined based on the fair value of the market condition and is recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance periods. Based on actual results, PSUs granted in 2018 were earned at 113.2% of the target level, and 174,888 shares of Class A Common Stock were issued to participants under such awards.
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on their respective grant dates, which resulted in a fair value of $1.6, $3.3 and $3.4 for the PSUs granted in 2020, 2019 and 2018, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2020 Awards	2019 Awards	2018 Awards
Three-year risk-free interest rate (1)	2.3%	2.6%	1.4%
Expected term	3 years	3 years	3 years
Estimated volatility (2)	32.5%	33.8%	31.8%
________________________

(1)	Based on the U.S. Government bond benchmark on the grant date.

(2)	Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per PSU:

Grant Date Fair Value per PSU	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Weighted-average grant date fair value per share of PSUs granted	$16.21	$18.02	$21.76

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total PSU expense and associated tax benefit for all outstanding awards in 2020, 2019 and 2018 are as follows:

Performance Units	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Expense	$2.7	$4.2	$5.0
Tax benefit	0.7	1.1	1.7

The 2020 PSU activity is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 22, 2019	676,800	$18.50
Granted	237,280	16.21
Vested	(309,000)	21.76
Nonvested as of February 28, 2020	605,080	17.39

As of February 28, 2020, there was $0.4 of remaining unrecognized compensation cost related to nonvested PSUs. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.
The total fair value of PSUs vested following completion of the three-year performance periods during 2020, 2019 and 2018 was $1.7, $0.0 and $3.0, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.
Restricted Stock Units
Restricted stock units ("RSUs") have restrictions on transfer which lapse three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan and determined by the Administrative Committee in its discretion.  RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.
The weighted-average grant date fair value per share of RSUs granted in 2020, 2019 and 2018 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Weighted-average grant date fair value per share of RSUs granted	$15.84	$14.67	$16.51

The total RSU expense and associated tax benefit for all outstanding awards in 2020, 2019 and 2018 are as follows:

Restricted Stock Units	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Expense	$13.3	$12.7	$13.4
Tax benefit	3.6	3.4	4.5

Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2020 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 22, 2019	1,721,896	$15.39
Granted	842,609	15.84
Vested	(760,628)	16.21
Forfeited	(42,753)	15.40
Nonvested as of February 28, 2020	1,761,124	15.28

There was $6.7 of remaining unrecognized compensation cost related to RSUs as of February 28, 2020. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $12.6, $15.4 and $10.1 during 2020, 2019 and 2018, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 41,941, 53,029 and 50,445 unrestricted shares at a weighted average grant date fair value per share of $17.31, $14.82 and $14.98 during 2020, 2019 and 2018, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	LEASES
Accounting Policies
In Q1 2020, we adopted ASU 2016-02, Leases (Topic 842), and related amendments ("ASC 842") using the modified retrospective approach. The effects of the initial application of ASC 842 did not result in a cumulative adjustment to retained earnings.
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
The components of lease expense are as follows:

Twelve Months Ended
February 28, 2020
Operating lease cost	$51.9
Sublease rental income	(1.2)
$50.7

Supplemental cash flow and other information related to leases are as follows:

Twelve Months Ended
February 28, 2020
Cash flow information:
Operating cash flows used for operating leases	$45.3
Leased assets obtained in exchange for new operating lease obligations	$103.6

February 28, 2020

Other information:
Weighted-average remaining term	7.1 years
Weighted-average discount rate	4.0%

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future minimum lease payments as of February 28, 2020:

Fiscal year ending in February	Amount (1)
2021	$50.6
2022	47.2
2023	40.8
2024	35.3
2025	33.0
Thereafter	89.8
Total lease payments	296.7
Less interest	39.6
Present value of lease liabilities	$257.1
_______________________________________

(1)
Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

The following table summarizes future minimum lease payments as of February 22, 2019, before adoption of ASC 842:

Fiscal Year Ending in February	Minimum annual rental commitments	Minimum annual sublease rental income	Minimum annual rental commitments, net
2020	$46.0	$(0.6)	$45.4
2021	41.7	(0.3)	41.4
2022	40.5	(0.2)	40.3
2023	36.5	(0.2)	36.3
2024	28.0	(0.2)	27.8
Thereafter	72.2	(0.6)	71.6
	$264.9	$(2.1)	$262.8

Practical Expedients Elected
We elected the following practical expedients as a result of adopting ASC 842:

•	We elected not to separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2020.

•
We elected the package of practical expedients available for transition which allowed us not to reassess (1) whether previously assessed contracts contain leases, (2) the classification of the leases as operating or finance and (3) the amount of initial direct costs associated with the leases.

•	We elected not to recognize a right-of-use asset or lease liability for short-term leases that have a lease term of 12 months or less.

•	We elected not to assess whether land easements that were not previously accounted for as leases are or contain a lease.

•	We elected not to use hindsight in determining the lease term and in assessing the likelihood that a lessee purchase option will be exercised.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	ACQUISITIONS
Orangebox
In Q3 2019, we acquired Orangebox, a manufacturer of task seating, architectural pods, privacy solutions and collaborative furniture based in the U.K. The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.5 in an all-cash transaction. Up to an additional $3.9 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility. The goodwill resulting from the acquisition relates to the expected ability to provide customers with a broader range of furniture designed to boost collaboration at work and provide us with additional capability to develop innovative products.
Tangible assets and liabilities of Orangebox were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $42.2 related to identifiable intangible assets, $23.4 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and current liabilities), property, plant and equipment (primarily the land, building and equipment of two manufacturing locations in the U.K.) and deferred tax liabilities. Goodwill was recorded in EMEA and the Americas segments in the amounts of $18.8 and $4.6, respectively. The goodwill is not deductible for U.K. or U.S. income tax purposes. Intangible assets are principally related to dealer relationships, the Orangebox trade name and internally-developed know-how and designs, which will be amortized over periods ranging between 9 to 11 years. The purchase price allocation for the Orangebox acquisition was completed during 2020.
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
		$42.2

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2021	4.1
2022	4.1
2023	4.1
2024	4.1
2025	4.2
$20.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Smith System
In Q2 2019, we acquired Smith System, a Texas-based manufacturer of desking, seating and storage for the pre-K-12 education market. The transaction included the purchase of all of the outstanding capital stock of Smith System for $140.0, payable in cash, plus a net adjustment for working capital of $8.4. In addition, we funded $5.0 to a third-party escrow account, which is payable to the seller at the end of two years based on continued employment. The acquisition was funded through a combination of domestic cash on-hand and short-term borrowings under our global credit facility.
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
Tangible assets and liabilities of Smith System were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $44.1 related to identifiable intangible assets, $79.3 related to goodwill and $25.0 related to tangible assets, mainly consisting of working capital items such as accounts receivable, inventory and current liabilities. The entire amount recorded to goodwill is deductible for U.S. income tax purposes and is recorded in the Americas segment. Intangible assets are principally related to internally-developed know-how and designs, dealer relationships and the Smith System trade name, which will be amortized over periods ranging between 9 to 11 years. The purchase price allocation for the Smith System acquisition was completed during 2020.
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
		$44.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2021	4.4
2022	4.2
2023	4.2
2024	4.2
2025	4.3
$21.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AMQ
In Q4 2018, we acquired AMQ, a California-based provider of height-adjustable desking, benching, worktools and seating. The total purchase price for the acquisition was $69.9, which was primarily funded by the liquidation of short-term investments. Up to an additional $5.0 is payable to the sellers contingent upon certain performance obligations being met over a two year period. This acquisition is expected to strengthen our reach within the industry by broadening our portfolio at lower price points. The goodwill resulting from the acquisition consists largely of economies of scale expected from integrating AMQ into our existing dealer network.
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
In 2019, we recorded measurement period adjustments of $0.5 related to a decrease in net working capital and a decrease of $0.2 to the contingent liability payable to the sellers for certain liabilities existing prior to the opening balance sheet date. These adjustments increased goodwill by $0.3, and all amounts referenced above are inclusive of these measurement period adjustments. The purchase price allocation for the AMQ acquisition was completed during 2019.
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
		$30.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2021	$3.0
2022	3.0
2023	3.0
2024	2.5
2025	2.5
$14.0

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	DIVESTITURE
In Q4 2020, we sold all outstanding capital stock of PolyVision for net proceeds of $72.6. The transaction resulted in the disposition of the net assets of the PolyVision operating entities in the U.S. and Belgium, which totaled $47.8. The net assets were primarily related to accounts receivable, inventory, property, plant and equipment, and goodwill. In conjunction with the sale, we recorded a provision for $3.8 related to minimum purchase commitments over the next three years. The transaction resulted in a gain of $21.0 in the Other category which reduced Operating expenses in the Consolidated Statements of Income. Subsequent to the sale, we intend to continue to market certain PolyVision branded products to provide customers with a full suite of collaboration solutions.
Our Consolidated Statements of Income include the following in the Other category related to PolyVision:

Year Ended
February 28, 2020
Revenue	$61.5
Gross profit	18.6
Operating income	6.4

22.	REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a portfolio of integrated architecture, furniture and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, Turnstone, and Orangebox brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, storage and seating solutions.
The Other category includes Asia Pacific, Designtex and PolyVision. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. PolyVision, which we sold in Q4 2020, manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.
We primarily review and evaluate operating income by segment in both our internal review processes and for external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, research, human resources, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents and COLI balances.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2020
Revenue	$2,672.9	$669.6	$381.2	$—	$3,723.7
Operating income (loss)	240.0	9.9	39.4	(32.3)	257.0
Total assets	1,067.3	454.5	225.6	818.0	2,565.4
Capital expenditures	24.3	18.5	19.1	11.5	73.4
Depreciation & amortization	54.3	21.6	6.8	2.9	85.6
2019
Revenue	$2,470.2	$617.0	$356.0	$—	$3,443.2
Operating income (loss)	209.9	(6.9)	14.3	(33.7)	183.6
Total assets	1,044.4	420.1	220.4	457.5	2,142.4
Capital expenditures	24.6	21.3	12.6	22.9	81.4
Depreciation & amortization	53.6	20.0	6.2	1.8	81.6
2018
Revenue	$2,193.8	$524.2	$337.5	$—	$3,055.5
Operating income (loss)	181.4	(14.0)	21.4	(33.6)	155.2
Total assets	943.2	300.3	209.1	406.6	1,859.2
Capital expenditures	46.2	31.7	10.0	—	87.9
Depreciation & amortization	46.2	14.7	5.0	—	65.9

The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by acquisitions, divestitures and deconsolidations along with currency translation effects. See Note 4 for additional information.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Long-lived assets:
United States	$924.1	$812.1	$689.7
Foreign locations	319.0	237.5	174.3
	$1,243.1	$1,049.6	$864.0

No country other than the U.S. represented greater than 10% of our long-lived assets in 2020, 2019 or 2018.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Revenue	$824.3	$998.0	$955.2	$946.2	$3,723.7
Gross profit	258.4	333.5	316.1	307.2	1,215.2
Operating income	27.6	85.3	75.1	69.0	257.0
Net income	17.8	60.5	54.9	66.5	199.7
Basic earnings per share	0.15	0.50	0.46	0.56	1.67
Diluted earnings per share	0.15	0.50	0.46	0.55	1.66
2019
Revenue	$754.0	$875.8	$901.0	$912.4	$3,443.2
Gross profit	237.9	288.6	278.3	283.1	1,087.9
Operating income	23.3	67.9	45.4	47.0	183.6
Net income	17.0	49.1	37.3	22.6	126.0
Basic earnings per share	0.14	0.41	0.31	0.19	1.06
Diluted earnings per share	0.14	0.41	0.31	0.19	1.05

Revenue comparisons have been impacted by currency translation effects, acquisitions and divestitures. See Note 20 and Note 21 for additional information. Q4 2020 operating income and net income included a gain on the sale of PolyVision. See Note 21 for additional information. Q4 2019 net income included charges related to the early retirement of debt. Q3 2019 operating income and net income included significant charges related to a multi-employer pension plan. See Note 15 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	SUBSEQUENT EVENTS
Impacts of COVID-19 Pandemic
During Q1 2021, the COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers have been unable to receive products from us or our dealers and have delayed deliveries of existing orders, and our incoming orders have declined significantly during Q1 2021. These disruptions have caused a significant reduction in our revenue during Q1 2021 and are expected to continue to negatively impact our revenue and cash flows while the impact of COVID-19 continues. The impacts of COVID-19 have the potential to be far-reaching, and the duration and intensity of the impact on our business, our industry and the global economy are not yet known.
In addition, during Q1 2021, the market price of our Class A Common Stock declined significantly in connection with overall stock market trends related to the global economic impact of the COVID-19 pandemic.
The potential impacts from COVID-19 and the decline in our stock price could be considered triggering events that may require us to perform impairment assessments of goodwill and other intangible assets in 2021. We will evaluate these considerations beginning in Q1 2021.
We expect to assess the impacts of COVID-19 on other key areas of our business and record necessary accounting adjustments, if and as appropriate. This may include, but not be limited to: adjustments to allowances for credit losses, impairments to investments in unconsolidated affiliates, adjustments to deferred tax assets and valuation allowances related to net operating loss and tax credit carryforwards, and adjustments to employee benefit obligations and pension plan assets.
Borrowings Under Our Global Credit Facility
During Q1 2021, we borrowed $250.0 under our unsecured revolving credit facility to provide additional liquidity in light of the uncertainty related to COVID-19.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.

Item 9A.	Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 28, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2020, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2020 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.

Item 11.	Executive Compensation:
The information required by Item 11 will be contained in our 2020 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2020 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
Securities authorized for issuance under equity compensation plans as of February 28, 2020 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights		Weighted-average exercise price of outstanding warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	2,366,204	(1)	n/a	(2)	4,825,262
Equity compensation plans not approved by security holders	—		n/a		—
Total	2,366,204		n/a		4,825,262
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
The information required by Item 13 will be contained in our 2020 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.

Item 14.	Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2020 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the Years Ended February 28, 2020, February 22, 2019 and February 23, 2018

•	Consolidated Statements of Comprehensive Income for the Years Ended February 28, 2020, February 22, 2019 and February 23, 2018

•	Consolidated Balance Sheets as of February 28, 2020 and February 22, 2019

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 28, 2020, February 22, 2019 and February 23, 2018

•	Consolidated Statements of Cash Flows for the Years Ended February 28, 2020, February 22, 2019 and February 23, 2018

•	Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
Schedule II—Valuation and Qualifying Accounts
All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 17, 2014 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006, between Steelcase Inc. as Issuer and J.P. Morgan Trust Company, National Association as Trustee (3)
4.2	Officers' Certificate of Steelcase Inc. establishing the terms of the 5.125% Senior Notes Due 2029 (4)
4.3	Description of Capital Stock
10.1*
Third Amended and Restated Credit Agreement, dated as of February 27, 2020, among Steelcase Inc.; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders (5)

10.2**	Steelcase Inc. Restoration Retirement Plan (6)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (7)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.6**	Steelcase Inc. Deferred Compensation Plan (10)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)

Exhibit No.	Description
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (14)
10.11**	Steelcase Inc. Executive Severance Plan (15)
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (16)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (19)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (25)
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (26)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2018) (27)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2018) (28)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2018) (29)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2019) (30)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2019) (31)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2019) (32)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2020) (33)
10.30**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2020) (34)
10.31**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020
10.32**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated March 24, 2020
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
*    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**    Management contract or compensatory plan or arrangement.

(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.

(2)
Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014, as filed with the Commission on April 17, 2014 (commission file number 001-13873), and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 18, 2019 (commission file number 001-13873), and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 28, 2020 (commission file number 001-13873), and incorporated herein by reference.

(6)
Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.

(8)
Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.

(9)
Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2017, as filed with the Commission on September 20, 2017 (commission file number 001-13873), and incorporated herein by reference.

(10)
Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(11)
Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.

(12)
Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.

(13)
Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2014, as filed with the Commission on December 23, 2014 (commission file number 001-13873), and incorporated herein by reference.

(14)
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.

(16)
Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(17)
Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2009, as filed with the Commission on October 5, 2009 (commission file number 001-13873), and incorporated herein by reference.

(18)
Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(19)
Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.

(20)
Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.

(21)
Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.

(22)
Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.

(23)
Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2012, as filed with the Commission on April 23, 2012 (commission file number 001-13873), and incorporated herein by reference.

(24)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.

(25)	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 14, 2017 (commission file number 001-13873), and incorporated herein by reference.

(26)
Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.

(27)
Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.

(28)
Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.

(29)
Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2017, as filed with the Commission on April 14, 2017 (commission file number 001-13873), and incorporated herein by reference.

(30)
Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

(31)
Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

(32)
Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.

(33)
Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.

(34)
Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.

Item 16.	Form 10-K Summary:
None.

SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Balance as of beginning of period	$8.7	$11.1	$11.2
Additions:
Charged to costs and expenses	7.3	5.5	2.5
Charged to other accounts	—	—	(0.1)
Deductions (1)	(5.9)	(8.2)	(3.0)
Other adjustments (2)	(0.7)	0.3	0.5
Balance as of end of period	$9.4	$8.7	$11.1
________________________

(1)	Primarily represents excess of accounts written off over recoveries.

(2)	Primarily represents currency translation adjustments and $0.5 related to the sale of PolyVision in 2020.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 28, 2020	February 22, 2019	February 23, 2018
Balance as of beginning of period	$7.8	$9.5	$7.9
Additions:
Charged to costs and expenses	(1.9)	1.7	1.9
Deductions and expirations	—	(3.0)	(1.1)
Other adjustments (1)	(0.2)	(0.4)	0.8
Balance as of end of period	$5.7	$7.8	$9.5
________________________

(1)	Primarily represents currency translation adjustments.

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ DAVID C. SYLVESTER
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 27, 2020
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2020
David C. Sylvester

/s/ LAWRENCE J. BLANFORD	Director	April 27, 2020
Lawrence J. Blanford

/s/ TIMOTHY C.E. BROWN	Director	April 27, 2020
Timothy C.E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 27, 2020
Connie K. Duckworth

/s/ TODD P. KELSEY	Director	April 27, 2020
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 27, 2020
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 27, 2020
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 27, 2020
Cathy D. Ross

/s/ CATHERINE C.B. SCHMELTER	Director	April 27, 2020
Catherine C.B. Schmelter

/s/ PETER M. WEGE II	Director	April 27, 2020
Peter M. Wege II

/s/ KATE PEW WOLTERS	Director	April 27, 2020
Kate Pew Wolters

S-2