Form 10-Q
period 2020-05-29
STEELCASE INC
filed 2020-07-01
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 29, 2020, Steelcase Inc. had 88,043,415 shares of Class A Common Stock and 26,730,075 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 29, 2020 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 29, 2020	May 24, 2019
Revenue	$482.8	$824.3
Cost of sales	360.1	565.9
Gross profit	122.7	258.4
Operating expenses	157.4	230.8
Goodwill impairment charge	17.6	—
Operating income (loss)	(52.3)	27.6
Interest expense	(7.3)	(6.7)
Investment income	0.8	1.0
Other income, net	4.0	2.2
Income (loss) before income tax expense (benefit)	(54.8)	24.1
Income tax expense (benefit)	(16.7)	6.3
Net income (loss)	$(38.1)	$17.8
Earnings (loss) per share:
Basic	$(0.33)	$0.15
Diluted	$(0.33)	$0.15
Dividends declared and paid per common share	$0.070	$0.145

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 29, 2020	May 24, 2019
Net income (loss)	$(38.1)	$17.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	0.1
Pension and other post-retirement liability adjustments	0.3	(0.2)
Derivative adjustments	0.2	0.2
Foreign currency translation adjustments	(8.9)	(7.9)
Total other comprehensive loss, net	(8.6)	(7.8)
Comprehensive income (loss)	$(46.7)	$10.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 29, 2020	February 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$637.5	$541.0
Accounts receivable	264.1	381.8
Allowance for doubtful accounts	(9.4)	(9.4)
Inventories	246.7	215.0
Prepaid expenses	22.2	21.6
Other current assets	69.1	38.8
Total current assets	1,230.2	1,188.8
Property, plant and equipment, net of accumulated depreciation of $993.1 and $977.7	417.2	426.3
Company-owned life insurance ("COLI")	161.5	160.0
Deferred income taxes	111.9	124.6
Goodwill	215.1	233.6
Other intangible assets, net of accumulated amortization of $60.1 and $56.7	95.9	102.9
Investments in unconsolidated affiliates	53.5	52.3
Right-of-use operating lease assets	224.4	237.9
Other assets	29.8	39.0
Total assets	$2,539.5	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155.9	$244.3
Short-term borrowings and current portion of long-term debt	247.7	2.9
Current operating lease obligations	41.8	43.1
Accrued expenses:
Employee compensation	62.6	191.7
Employee benefit plan obligations	23.0	44.7
Accrued promotions	26.2	35.3
Customer deposits	123.4	28.6
Other	109.5	100.3
Total current liabilities	790.1	690.9
Long-term liabilities:
Long-term debt less current maturities	481.2	481.4
Employee benefit plan obligations	137.7	148.3
Long-term operating lease obligations	203.9	214.0
Other long-term liabilities	45.6	60.4
Total long-term liabilities	868.4	904.1
Total liabilities	1,658.5	1,595.0
Shareholders’ equity:
Additional paid-in capital	—	28.4
Accumulated other comprehensive income (loss)	(77.9)	(69.3)
Retained earnings	958.9	1,011.3
Total shareholders’ equity	881.0	970.4
Total liabilities and shareholders’ equity	$2,539.5	$2,565.4
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 29, 2020	May 24, 2019
Changes in common shares outstanding:
Common shares outstanding, beginning of period	117,202,000	116,766,610
Common stock issuances	12,949	11,397
Common stock repurchases	(3,244,389)	(229,303)
Performance units issued as common stock	174,888	—
Restricted units issued as common stock	614,101	765,051
Common shares outstanding, end of period	114,759,549	117,313,755

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$28.4	$16.4
Common stock issuances	0.2	0.2
Common stock repurchases	(36.4)	(4.0)
Performance units and restricted stock units expense	7.8	9.3
Other	—	4.0
Paid-in capital, end of period	—	25.9

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(69.3)	(47.3)
Other comprehensive income (loss)	(8.6)	(7.8)
Accumulated other comprehensive income (loss), end of period	(77.9)	(55.1)

Changes in retained earnings:
Retained earnings, beginning of period	1,011.3	880.7
Net income (loss)	(38.1)	17.8
Dividends paid	(8.4)	(17.3)
Common stock repurchases	(5.9)	—
Retained earnings, end of period	958.9	881.2
Total shareholders' equity	$881.0	$852.0
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 29, 2020	May 24, 2019
OPERATING ACTIVITIES
Net income (loss)	$(38.1)	$17.8
Depreciation and amortization	22.5	20.3
Goodwill impairment charge	17.6	—
Deferred income taxes	12.4	0.5
Non-cash stock compensation	8.0	9.5
Equity in income of unconsolidated affiliates	(1.8)	(2.5)
Dividends received from unconsolidated affiliates	0.7	4.6
Other	(2.8)	0.7
Changes in operating assets and liabilities:
Accounts receivable	115.8	(15.0)
Inventories	(32.8)	(17.7)
Other assets	(28.0)	1.1
Accounts payable	(87.8)	23.2
Employee compensation liabilities	(137.2)	(93.6)
Employee benefit obligations	(33.2)	(24.2)
Customer deposits	94.9	2.4
Accrued expenses and other liabilities	(3.6)	1.9
Net cash used in operating activities	(93.4)	(71.0)
INVESTING ACTIVITIES
Capital expenditures	(9.4)	(14.8)
Other	6.7	1.1
Net cash used in investing activities	(2.7)	(13.7)
FINANCING ACTIVITIES
Dividends paid	(8.4)	(17.3)
Common stock repurchases	(42.3)	(4.0)
Borrowings on lines of credit	250.0	—
Repayments on lines of credit	(5.0)	—
Other	(0.6)	(0.5)
Net cash provided by (used in) financing activities	193.7	(21.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	96.3	(107.2)
Cash and cash equivalents and restricted cash, beginning of period (1)	547.1	264.8
Cash and cash equivalents and restricted cash, end of period (2)	$643.4	$157.6
_______________________________________
(1)These amounts include restricted cash of $6.1 and $3.5 as of February 28, 2020 and February 22, 2019, respectively.
(2)These amounts include restricted cash of $5.9 and $4.9 as of May 29, 2020 and May 24, 2019, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims.  Restricted cash is included as part of Other assets in the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2020 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 28, 2020 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
2.NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740), which is intended to enhance various aspects of the accounting for income taxes. The new guidance updates the calculation of income taxes in an interim period when year-to-date losses exceed the anticipated loss for the year. We adopted this guidance in Q1 2021 on a prospective basis. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. We adopted this guidance in Q1 2021 using a modified retrospective transition approach. The adoption of this guidance did not have a material effect on our consolidated financial statements. We estimate our allowance for doubtful accounts based upon several factors, including customer credit quality and historical write-off trends. We also use general information regarding industry trends, the economic environment and information gathered through our network of field-based employees. The adoption of this guidance did not significantly impact our accounting policies or methods utilized to determine the allowance for doubtful accounts.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 29, 2020	May 24, 2019
Americas
Desking, benching, systems and storage	$168.4	$310.8
Seating	96.5	171.7
Other (1)	69.0	93.8
EMEA
Desking, benching, systems and storage	43.9	62.0
Seating	31.0	60.0
Other (1)	24.6	39.3
Other
Desking, benching, systems and storage	10.7	14.5
Seating	12.2	19.5
Other (1)	26.5	52.7
	$482.8	$824.3
_______________________________________
(1)The Other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 29, 2020	May 24, 2019
United States	$323.5	$535.9
Foreign locations	159.3	288.4
	$482.8	$824.3

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the three months ended May 29, 2020 are as follows:

Customer Deposits
Balance as of February 28, 2020	$28.6
Increases due to deposits received	107.4
Revenue recognized	(12.6)
Balance as of May 29, 2020	$123.4

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share is computed using the two-class method. The two-class method determines earnings (loss) per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Participating securities represent restricted stock units in which the participants have non-forfeitable rights to dividend equivalents during the performance period. Diluted earnings (loss) per share includes the effects of certain performance units in which the participants have forfeitable rights to dividend equivalents during the performance period.

	Three Months Ended
Computation of Earnings (Loss) per Share	May 29, 2020	May 24, 2019
Net income (loss)	$(38.1)	$17.8
Adjustment for earnings (loss) attributable to participating securities	0.7	(0.3)
Net income (loss) used in calculating earnings (loss) per share	$(37.4)	$17.5
Weighted-average common shares outstanding including participating securities (in millions)	117.3	119.4
Adjustment for participating securities (in millions)	(2.2)	(2.1)
Shares used in calculating basic earnings (loss) per share (in millions)	115.1	117.3
Effect of dilutive stock-based compensation (in millions)	—	0.5
Shares used in calculating diluted earnings (loss) per share (in millions)	115.1	117.8
Earnings (loss) per share:
Basic	$(0.33)	$0.15
Diluted	$(0.33)	$0.15
Total common shares outstanding at period end (in millions)	114.8	117.3
Anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share (in millions)	0.3	—

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 29, 2020:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 28, 2020	$(0.1)	$(3.1)	$(8.6)	$(57.5)	$(69.3)
Other comprehensive income (loss) before reclassifications	(0.2)	0.5	—	(8.9)	(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	0.2	—	—
Net current period other comprehensive income (loss)	(0.2)	0.3	0.2	(8.9)	(8.6)
Balance as of May 29, 2020	$(0.3)	$(2.8)	$(8.4)	$(66.4)	$(77.9)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 29, 2020 and May 24, 2019:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 29, 2020	May 24, 2019
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(0.3)	$(0.7)	Other income, net
	0.1	0.2	Income tax expense (benefit)
	(0.2)	(0.5)

Derivative amortization	0.3	0.3	Interest expense
	(0.1)	(0.1)	Income tax expense (benefit)
	0.2	0.2
Total reclassifications	$—	$(0.3)
6.FAIR VALUE
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
Our total debt is carried at cost and was $728.9 and $484.3 as of May 29, 2020 and February 28, 2020, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $753 and $560 as of May 29, 2020 and February 28, 2020, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities measured at fair value as of May 29, 2020 and February 28, 2020 are summarized below:

	May 29, 2020
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$637.5	$—	$—	$637.5
Restricted cash	5.9	—	—	5.9
Foreign exchange forward contracts	—	1.2	—	1.2
Auction rate securities	—	—	1.9	1.9
	$643.4	$1.2	$1.9	$646.5
Liabilities:
Foreign exchange forward contracts	$—	$(1.5)	$—	$(1.5)
	$—	$(1.5)	$—	$(1.5)

	February 28, 2020
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$541.0	$—	$—	$541.0
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.2	—	1.2
Auction rate securities	—	—	2.1	2.1
	$547.1	$1.2	$2.1	$550.4
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 29, 2020:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2020	$2.1
Unrealized loss on investments	(0.2)
Balance as of May 29, 2020	$1.9

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	May 29, 2020	February 28, 2020
Raw materials and work-in-process	$136.9	$122.0
Finished goods	130.3	112.8
	267.2	234.8
Revaluation to LIFO	20.5	19.8
	$246.7	$215.0
The portion of inventories determined by the LIFO method was $109.0 and $93.8 as of May 29, 2020 and February 28, 2020, respectively.
8.GOODWILL
A summary of the changes in goodwill balances during the three months ended May 29, 2020, by reportable segment, are as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$206.1	$283.5	$47.9	$537.5
Accumulated impairment losses	(1.7)	(265.0)	(37.2)	(303.9)
Balance as of February 28, 2020	204.4	18.5	10.7	233.6
Impairment charge (1)	—	(17.6)	—	(17.6)
Currency translation adjustments	—	(0.9)	—	(0.9)
Goodwill	206.1	282.6	47.9	536.6
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of May 29, 2020	$204.4	$—	$10.7	$215.1
_______________________________________
(1)In Q1 2021, we recorded a goodwill impairment charge in the EMEA segment related to the Orangebox U.K. reporting unit.
We evaluate goodwill for impairment annually in Q4, or earlier if conditions indicate it is necessary. In Q1 2021, we determined that a triggering event occurred which resulted in an interim impairment evaluation of goodwill for each of our reporting units. During Q1 2021, the market price of our Class A Common Stock declined significantly in connection with overall stock market trends related to the global economic impact of the COVID-19 pandemic. The reduction in revenue in Q1 2021 and changes to our forecasted revenue growth rates and expected operating margins related to the economic disruption of the COVID-19 pandemic were also factors that led to the completion of our interim impairment analysis.
For goodwill, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss. We estimate the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. For the evaluation that we conducted in Q1 2021, such conditions included the deterioration of industry and market conditions driven by the COVID-19 pandemic. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. In certain circumstances, we corroborate the results determined using the income approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of our goodwill impairment testing, we determined that the carrying value of the Orangebox U.K. reporting unit (included in the EMEA segment) exceeded its fair value, resulting in a $17.6 goodwill impairment charge. Following the charge, the reporting unit had no remaining goodwill. We also tested the recoverability of the Orangebox U.K. long-lived assets (other than goodwill) and concluded that those assets were not impaired.
For each of our other reporting units, we determined that the fair value of the reporting unit substantially exceeded its carrying value, and no goodwill impairment existed. We also determined that no impairment existed related to the long-lived asset groups for any of our other reporting units.
9.SHORT-TERM BORROWINGS
Our $250.0 committed unsecured revolving syndicated credit facility expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. During Q1 2021, we borrowed $250.0 under the facility and repaid $5.0. As of May 29, 2020, our total borrowings under the facility were $245.0 and had an effective interest rate of 1.07%.
The facility does not include any restrictions on cash dividend payments or share repurchases. As of May 29, 2020, we were in compliance with all covenants under the facility.
10.INCOME TAXES
In Q1 2021, the U.S. government enacted tax legislation to provide economic stimulus and support to businesses during the COVID-19 pandemic, referred to as the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). In connection with our initial analysis of the impact of the CARES Act in Q1 2021, we recorded net tax benefits of $10.0, driven primarily by provisions within the CARES Act which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act when the federal statutory income tax rate was 35%.
We have historically calculated the provision for income tax expense (benefit) during interim periods by applying an estimate of the annualized effective income tax rate for the full fiscal year to the pre-tax income (loss) for the year-to-date period. In Q1 2021, we utilized the year-to-date actual effective income tax rate to calculate our income tax expense (benefit) as we determined that it was the most reliable estimate of the annual effective tax rate. We also adjusted certain net deferred tax assets utilizing the year-to-date calculation and taking into consideration benefits under the CARES Act. The effective income tax rate for Q1 2021 was a benefit of 30.5% compared to an effective income tax rate of 26.1% in Q1 2020.
11.SHARE-BASED COMPENSATION
Performance Units
In Q1 2021, we issued two sets of performance units (“PSUs”) to certain employees. The first set, consisting of 303,973 PSUs, will be earned at the end of 2021 (the “2021 Short-Term PSUs”), and the second set, consisting of 529,500 PSUs, will be earned over a three-year performance period of 2021 through 2023 (the “2021 Long-Term PSUs”). The 2021 Short-Term PSUs will be earned based on our Compensation Committee’s qualitative assessment of management’s performance in 2021 in a number of specified areas (collectively, the “2021 Performance Measures”). The 2021 Long-Term PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies. The performance conditions for the 2021 Long-Term PSUs consist of the 2021 Performance Measures and performance conditions for 2022 and 2023 which will be established by the Compensation Committee in future periods. Due to the qualitative assessment, these awards are not considered granted under GAAP. When the Compensation Committee determines whether or not the 2021 Performance Measures have been met, the 2021 Short-Term PSUs and one-third of the 2021 Long-Term PSUs will be considered granted. Once granted, the expense for these awards will be determined based on the target achieved and the fair value of the market condition on the grant date. The expense will be recorded in Additional paid-in capital on the Consolidated Balance Sheets over the remaining performance period, if any.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In Q1 2020, we issued 296,600 PSUs to certain employees which will be earned over a three-year performance period of 2020 through 2022 (the “2020 Long-Term PSUs”). The 2020 Long-Term PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies. The performance conditions for the first year of the performance period were established in Q1 2020, and accordingly, 98,867 of the 2020 Long-Term PSUs were considered granted in Q1 2020. The 2021 Performance Measures have been established as the performance conditions for the second year of the performance period of the 2020 Long-Term PSUs, and accordingly, no additional portion of such awards have been considered granted. When the Compensation Committee determines whether or not the 2021 Performance Measures have been met, an additional one-third of these awards will be considered granted. Once granted, the expense for these awards will be determined based on the target achieved and the fair value of the market condition on the grant date. The expense will be recorded in Additional paid-in capital on the Consolidated Balance Sheets over the remaining performance period. The performance conditions for 2022 for these awards will be established by the Compensation Committee in future periods.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 29, 2020 and May 24, 2019 are as follows:

	Three Months Ended
Performance Units	May 29, 2020	May 24, 2019
Expense	$0.2	$1.4
Tax benefit	0.1	0.4
As of May 29, 2020, there was $0.4 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.4 years.
There were no PSU grants, vestings or forfeitures for the three months ended May 29, 2020.
Restricted Stock Units
During the three months ended May 29, 2020, we awarded 1,131,700 restricted stock units ("RSUs"). RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the date of grant.
The total RSU expense and associated tax benefit for all outstanding awards for the three months ended May 29, 2020 and May 24, 2019 are as follows:

	Three Months Ended
Restricted Stock Units	May 29, 2020	May 24, 2019
Expense	$7.6	$7.9
Tax benefit	2.3	2.1
As of May 29, 2020, there was $8.8 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.0 years.
The RSU activity for the three months ended May 29, 2020 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2020	1,761,124	$15.28
Granted	1,131,700	9.03
Vested	(7,250)	16.44
Forfeited	(33,624)	14.57
Nonvested as of May 29, 2020	2,851,950	$12.81

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.LEASES
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
As a result of the COVID-19 pandemic, the FASB staff issued a question and answer document (the "Staff Q&A") on the application of lease accounting guidance related to lease concessions provided as a result of the pandemic. The Staff Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the pandemic. We have elected to apply the interpretive guidance provided in the Staff Q&A to rent deferrals or abatements received related to the pandemic. Accordingly, we have not remeasured the related right-of-use asset or lease liability for the affected leases. The lease concessions were not material for the three months ended May 29, 2020.
The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	May 29, 2020	May 24, 2019
Operating lease cost	$13.1	$12.1
Sublease rental income	(0.3)	(0.1)
	$12.8	$12.0
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended	Three Months Ended
	May 29, 2020	May 24, 2019
Cash flow information:
Operating cash flows used for operating leases	$12.6	$11.9
Leased assets obtained in exchange for new operating lease obligations	$0.5	$39.6

	Three Months Ended	Three Months Ended
	May 29, 2020	May 24, 2019
Other information:
Weighted-average remaining term	7.0 years	7.4 years
Weighted-average discount rate	4.0%	4.3%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the future minimum lease payments as of May 29, 2020:

Fiscal year ending in February	Amount (1)
2021	$37.3
2022	47.2
2023	40.5
2024	35.1
2025	32.8
Thereafter	89.8
Total lease payments	282.7
Less interest	37.0
Present value of lease liabilities	$245.7
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
13.REPORTABLE SEGMENTS
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
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In Q1 2020, the Other category also included PolyVision which was sold during Q4 2020.
We primarily review and evaluate operating income by segment in both our internal review processes and for our external financial reporting. We also allocate resources primarily based on operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, research, human resources, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents, COLI balances and right-of-use assets related to operating leases.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three months ended May 29, 2020 and May 24, 2019 and total assets as of May 29, 2020 and February 28, 2020 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 29, 2020	May 24, 2019
Revenue
Americas	$333.9	$576.3
EMEA	99.5	161.3
Other	49.4	86.7
	$482.8	$824.3
Operating income (loss)
Americas	$(23.5)	$32.4
EMEA	(24.6)	0.8
Other	(1.6)	2.3
Corporate	(2.6)	(7.9)
	$(52.3)	$27.6

Reportable Segment Balance Sheet Data	May 29, 2020	February 28, 2020
Total assets
Americas	$1,085.2	$1,067.3
EMEA	387.9	454.5
Other	203.8	225.6
Corporate	862.6	818.0
	$2,539.5	$2,565.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2020. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Non-GAAP Financial Measures
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of the non-GAAP financial measures to the most directly comparable GAAP financial measure.
The non-GAAP financial measures used are (1) organic revenue decline, which represents the change in revenue excluding the impacts of acquisitions and divestitures and estimated currency translation effects, and (2) adjusted operating income (loss), which represents operating income (loss) excluding goodwill impairment charges. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 29, 2020		May 24, 2019
Revenue	$482.8	100.0%	$824.3	100.0%
Cost of sales	360.1	74.6	565.9	68.7
Gross profit	122.7	25.4	258.4	31.3
Operating expenses	157.4	32.6	230.8	28.0
Goodwill impairment charge	17.6	3.6	—	—
Operating income (loss)	(52.3)	(10.8)	27.6	3.3
Interest expense	(7.3)	(1.6)	(6.7)	(0.8)
Investment income	0.8	0.2	1.0	0.1
Other income, net	4.0	0.8	2.2	0.3
Income (loss) before income tax expense (benefit)	(54.8)	(11.4)	24.1	2.9
Income tax expense (benefit)	(16.7)	(3.5)	6.3	0.7
Net income (loss)	$(38.1)	(7.9)%	$17.8	2.2%
Earnings (loss) per share:
Basic	$(0.33)		$0.15
Diluted	$(0.33)		$0.15

Q1 2021 Organic Revenue Decline	Americas	EMEA	Other	Consolidated
Q1 2020 revenue	$576.3	$161.3	$86.7	$824.3
Divestiture	—	—	(16.2)	(16.2)
Currency translation effects*	(1.5)	(5.5)	(1.6)	(8.6)
Q1 2020 revenue, adjusted	574.8	155.8	68.9	799.5
Q1 2021 revenue	333.9	99.5	49.4	482.8
Organic decline $	$(240.9)	$(56.3)	$(19.5)	$(316.7)
Organic decline %	(42)%	(36)%	(28)%	(40)%

* Currency translation effects represent the estimated net effect of translating Q1 2020 foreign currency revenues using the average exchange rates during Q1 2021.

	Three Months Ended
Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss)	May 29, 2020	May 24, 2019
Operating income (loss)	$(52.3)	$27.6
Add: goodwill impairment charge	17.6	—
Adjusted operating income (loss)	$(34.7)	$27.6
Overview
During Q1 2021, the COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including in some cases, mandatory quarantines and other suspensions of non-essential business operations) led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers were unable to receive products from us or our dealers and delayed deliveries of existing orders. These disruptions and underlying economic uncertainty associated with the global pandemic resulted in a 41% decline in revenue and a 34% decline in orders (adjusted for the impact of a divestiture and currency translation effects) in Q1 2021 compared to the prior year, and we recorded a net loss of $38.1.
In March, we took a number of actions to conserve capital during the disruption caused by the pandemic. Those actions included significantly reducing salaries, substantially eliminating travel and events, overtime, temporary labor and annual merit increases and scaling back project spending. In May, we eased some of the salary reductions as all of our manufacturing and distribution locations around the world were open; however, we intend to maintain our spending reductions while incoming order trends remain significantly impacted by the pandemic. We estimate these actions had the effect of reducing the operating loss recorded in Q1 2021 by approximately $70.
As of May 29, 2020, our backlog of customer orders was $751, or 11% higher than the prior year, due to pandemic-related restrictions on manufacturing and delivery activities. We expect to ship most of the backlog during the second quarter.
Q1 2021 Compared to Q1 2020
We recorded a net loss of $38.1 and a loss per share of $0.33 in Q1 2021 compared to net income of $17.8 and diluted earnings per share of $0.15 in the prior year. The results also included a goodwill impairment charge related to the EMEA segment which increased the net loss by $17.6 and loss per share by $0.15. The operating loss of $52.3 in Q1 2021 represented a decrease of $79.9 compared to operating income of $27.6 in the prior year. The decline was due to lower revenue across all segments and the goodwill impairment charge, partially offset by lower operating expenses. Adjusted for the goodwill impairment charge, the adjusted operating loss of $34.7 in Q1 2021 represented a decrease of $62.3 compared to operating income of $27.6 in the prior year.
Revenue of $482.8 in Q1 2021 represented a decrease of $341.5 or 41% compared to the prior year. The decline was broad-based across all segments, as government mandates in response to the COVID-19 pandemic significantly limited our ability to manufacture products and fulfill orders throughout much of the world during the first quarter. Revenue declined by 42% in the Americas, 38% in EMEA and 43% in the Other category compared to the prior year. After adjusting for a $16.2 impact of a divestiture and $8.6 of unfavorable currency translation effects, the organic revenue decline was $316.7 or 40% compared to the prior year. The organic revenue decline was 42% in the Americas, 36% in EMEA and 28% in the Other category compared to the prior year.

Cost of sales as a percentage of revenue increased by 590 basis points to 74.6% of revenue in Q1 2021 compared to Q1 2020. The increase was driven by lower revenue and absorption of fixed costs, as well as inefficiencies related to labor and logistics utilization due to the disruption experienced during the quarter, partially offset by pay reductions for salaried employees, favorable shifts in business mix, lower overhead costs, pricing benefits and lower variable compensation expense. Cost of sales as a percentage of revenue increased by 730 basis points in the Americas, 400 basis points in EMEA and 30 basis points in the Other category.
Operating expenses of $157.4 in Q1 2021 represented a decrease of $73.4 compared to the prior year. The decrease was driven by reductions in pay and hours across most of the company's global salaried workforce, lower variable compensation expense, near elimination of travel, events and contract labor costs and significant reductions to project spending. Operating expenses also included a $2.6 gain on the sale of land in Q1 2021.
Our effective tax rate in Q1 2021 was 30.5% compared to a Q1 2020 effective tax rate of 26.1%. The Q1 2021 tax rate included $10.0 of net benefits related to the U.S. Coronavirus Aid, Relief and Economic Security Act (the "CARES" Act). See Note 10 to the condensed consolidated financial statements for further details.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 29, 2020	May 24, 2019
Interest expense	$(7.3)	$(6.7)
Investment income	0.8	1.0
Other income (expense), net:
Equity in income of unconsolidated affiliates	1.9	2.5
Foreign exchange gains	0.1	0.3
Net periodic pension and post-retirement credit, excluding service cost	—	0.2
Miscellaneous income (expense), net	2.0	(0.8)
Total other income, net	4.0	2.2
Total interest expense, investment income and other income, net	$(2.5)	$(3.5)
Other income, net increased by $1.8 compared to the prior year, due to a $2.8 gain related to additional proceeds from the partial sale of an unconsolidated affiliate in 2018, partially offset by lower income from other unconsolidated affiliates. The increase in interest expense in Q1 2021 was primarily due to outstanding borrowings under our global credit facility during the quarter.
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

	Three Months Ended
Statement of Operations Data — Americas	May 29, 2020		May 24, 2019
Revenue	$333.9	100.0%	$576.3	100.0%
Cost of sales	252.3	75.6	393.4	68.3
Gross profit	81.6	24.4	182.9	31.7
Operating expenses	105.1	31.4	150.5	26.1
Goodwill impairment charge	—	—	—	—
Operating income (loss)	$(23.5)	(7.0)%	$32.4	5.6%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Americas	Three Months Ended
	May 29, 2020		May 24, 2019
Operating income (loss)	$(23.5)	(7.0)%	$32.4	5.6%
Add: goodwill impairment charge	—	—	—	—
Adjusted operating income (loss)	$(23.5)	(7.0)%	$32.4	5.6%
Operating results in the Americas decreased by $55.9 in Q1 2021 compared to the prior year. The decline was driven by lower revenue, partially offset by lower operating expenses.
The Americas revenue represented 69.2% of consolidated revenue in Q1 2021. Q1 2021 revenue of $333.9 represented a decrease of $242.4 or 42% compared to the prior year. The decrease reflected the impact of government mandates in response to the COVID-19 pandemic that significantly limited our ability to manufacture products and fulfill orders during the first quarter.
Cost of sales as a percentage of revenue increased by 730 basis points in Q1 2021 compared to Q1 2020. The increase was driven by lower revenue and absorption of fixed costs, as well as inefficiencies related to labor and logistics utilization due to the disruption experienced during the quarter, partially offset by favorable shifts in business mix, $12.4 of lower overhead costs, pricing benefits and $4.3 of lower variable compensation expense.
Operating expenses in Q1 2021 decreased by $45.4 compared to the prior year. The decrease was driven by approximately $17 of savings from temporary salary and working hour reductions, $12.6 due to near elimination of travel, events and contract labor costs, $9.4 of lower variable compensation expense and $6.7 due to reduced project spending. Operating expenses also included a $2.6 gain on the sale of land in Q1 2021.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended
Statement of Operations Data — EMEA	May 29, 2020		May 24, 2019
Revenue	$99.5	100.0%	$161.3	100.0%
Cost of sales	75.3	75.7	115.7	71.7
Gross profit	24.2	24.3	45.6	28.3
Operating expenses	31.2	31.3	44.8	27.8
Goodwill impairment charge	17.6	17.7	—	—
Operating income (loss)	$(24.6)	(24.7)%	$0.8	0.5%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended
	May 29, 2020		May 24, 2019
Operating income (loss)	$(24.6)	(24.7)%	$0.8	0.5%
Add: goodwill impairment charge	17.6	17.7	—	—
Adjusted operating income (loss)	$(7.0)	(7.0)%	$0.8	0.5%
EMEA posted an operating loss of $24.6 in Q1 2021 compared to operating income of $0.8 in the prior year. The results included a $17.6 goodwill impairment charge related to the Orangebox U.K. reporting unit. The remaining decline was driven by lower revenue, partially offset by lower operating expenses. Adjusted for the goodwill impairment charge, the adjusted operating loss of $7.0 in Q1 2021 represented a decrease of $7.8 compared to operating income of $0.8 in the prior year.
EMEA revenue represented 20.6% of consolidated revenue in Q1 2021. Q1 2021 revenue of $99.5 represented a decrease of $61.8 or 38% compared to the prior year. The decrease reflected the impact of government mandates in response to the COVID-19 pandemic that significantly limited our ability to manufacture products and fulfill orders during the first quarter and $5.5 of unfavorable currency translation effects.

Cost of sales as a percentage of revenue increased by 400 basis points to 75.7% of revenue in Q1 2021 compared to the prior year. The decline was driven by lower revenue and absorption of fixed costs as well as unfavorable shifts in business mix associated with the temporary closures, partially offset by approximately $2 of pricing benefits.
Operating expenses in Q1 2021 decreased by $13.6 compared to the prior year. The decrease was driven by approximately $5 of savings from temporary salary and working hour reductions, $3.6 due to reduced spending on projects, $2.1 due to near elimination of travel and events and $1.5 of lower variable compensation expense.
Other
The Other category in Q1 2021 includes Asia Pacific and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In Q1 2020, the Other category also included PolyVision which was sold during Q4 2020. PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.

	Three Months Ended
Statement of Operations Data — Other	May 29, 2020		May 24, 2019
Revenue	$49.4	100.0%	$86.7	100.0%
Cost of sales	32.5	65.8	56.8	65.5
Gross profit	16.9	34.2	29.9	34.5
Operating expenses	18.5	37.4	27.6	31.8
Goodwill impairment charge	—	—	—	—
Operating income (loss)	$(1.6)	(3.2)%	$2.3	2.7%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	Three Months Ended
	May 29, 2020		May 24, 2019
Operating income (loss)	$(1.6)	(3.2)%	$2.3	2.7%
Add: goodwill impairment charge	—	—	—	—
Adjusted operating income (loss)	$(1.6)	(3.2)%	$2.3	2.7%
The Other category posted an operating loss of $1.6 in Q1 2021 compared to operating income of $2.3 in the prior year, which included $1.8 from PolyVision. The remaining decline was driven by lower revenue, partially offset by lower operating expenses.
Revenue in the Other category represented 10.2% of consolidated revenue in Q1 2021. Q1 2021 revenue of $49.4 represented a decrease of $37.3 or 43% compared to the prior year. The decrease was driven by a $16.2 impact from the PolyVision divestiture and lower revenue in Asia Pacific (driven by China and Southeast Asia) and Designtex due to the impact of government mandates in response to the COVID-19 pandemic that significantly limited our ability to manufacture products and fulfill orders during the first quarter. After adjusting for a $16.2 impact of the divestiture and $1.6 of unfavorable currency translation effects, the organic revenue decline was $19.5 or 28% compared to the prior year.

Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 29, 2020	May 24, 2019
Operating expenses	$2.6	$7.9
The decrease in operating expenses in Q1 2021 was due primarily to temporary salary and working hour reductions, near elimination of travel, events and contract labor and lower spending across several functions.
Liquidity and Capital Resources
Cash and cash equivalents are used to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. During normal business conditions, we target a range of $75 to $175 in cash and cash equivalents to fund operating requirements. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents to temporarily fall below our targeted range to fund acquisitions and other growth initiatives.

Liquidity Sources	May 29, 2020	February 28, 2020
Cash and cash equivalents	$637.5	$541.0
Company-owned life insurance	161.5	160.0
Availability under credit facilities	23.3	273.3
Total liquidity	$822.3	$974.3
As of May 29, 2020, we held a total of $637.5 in cash and cash equivalents. Of that total, approximately 90% was located in the U.S. and the remaining 10% was located primarily in Mexico, China (including Hong Kong), the U.K. and Canada.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 29, 2020 and May 24, 2019:

	Three Months Ended
Cash Flow Data	May 29, 2020	May 24, 2019
Net cash provided by (used in):
Operating activities	$(93.4)	$(71.0)
Investing activities	(2.7)	(13.7)
Financing activities	193.7	(21.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	96.3	(107.2)
Cash, cash equivalents and restricted cash, beginning of period	547.1	264.8
Cash, cash equivalents and restricted cash, end of period	$643.4	$157.6

Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 29, 2020	May 24, 2019
Net income (loss)	$(38.1)	$17.8
Depreciation and amortization	22.5	20.3
Goodwill impairment charge	17.6	—
Changes in accounts receivable, inventories and accounts payable	(4.8)	(9.5)
Changes in employee compensation liabilities	(137.2)	(93.6)
Employee benefit obligations	(33.2)	(24.2)
Customer deposits	94.9	2.4
Changes in other operating assets and liabilities	(15.1)	15.8
Net cash used in operating activities	$(93.4)	$(71.0)
Cash used in operating activities during Q1 2021 included seasonal disbursements, particularly $148.0 in annual payments related to accrued variable compensation and retirement plan contributions which were higher in Q1 2021 as compared to Q1 2020. During Q1 2021, we offered additional cash discounts to our dealers which drove a significant increase in customer deposits. Changes in other operating assets and liabilities also reflects a net $29.5 increase in income taxes receivable driven primarily by the ability to carry back tax losses to additional years as a result of the CARES Act.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 29, 2020	May 24, 2019
Capital expenditures	$(9.4)	$(14.8)
Other	6.7	1.1
Net cash used in investing activities	$(2.7)	$(13.7)
Capital expenditures in Q1 2021 were primarily related to investments in manufacturing operations, customer-facing facilities and product development. Other investing activities in Q1 2021 included $2.7 of proceeds from the sale of land and $3.3 of additional proceeds from the partial sale of an unconsolidated affiliate in 2018.
Cash provided by (used in) financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 29, 2020	May 24, 2019
Dividends paid	$(8.4)	$(17.3)
Common stock repurchases	(42.3)	(4.0)
Net borrowings and repayments of debt	244.4	(0.5)
Net cash provided by (used in) financing activities	$193.7	$(21.8)
We paid dividends of $0.07 and $0.145 per common share in Q1 2021 and Q1 2020, respectively.
In Q1 2021, we repurchased 3,244,389 shares of Class A common stock, 244,389 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In Q1 2020, we repurchased 229,303 shares of Class A common stock, all of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 29, 2020, we had $56.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.

Off-Balance Sheet Arrangements
During Q1 2021, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2021, we borrowed $250.0 under our global credit facility and repaid $5.0. See Liquidity Facilities for more information.
Liquidity Facilities
Our total liquidity facilities as of May 29, 2020 were:

Liquidity Facilities	May 29, 2020
Global committed bank facility	$250.0
Various uncommitted lines	20.4
Total credit lines available	270.4
Less: Borrowings outstanding and other guarantees	(247.1)
Available capacity	$23.3
We have a $250.0 global committed five-year bank facility in effect through 2025. As of May 29, 2020, there were $245.0 borrowings outstanding under the facility with an effective interest rate of 1.07% and $2.1 of guarantees reducing our availability. The facility requires us to satisfy two financial covenants: (1) a maximum leverage ratio covenant, which is measured by the ratio of indebtedness less liquidity to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3:5:1, and (2) a minimum interest coverage ratio covenant, which is measured by the ratio of trailing four quarter adjusted EBITDA (as defined in the credit agreement) to trailing four quarter interest expense and is required to be no less than 3:0:1. As of May 29, 2020, we were in compliance with all covenants under the facility.
Our various uncommitted lines may be changed or canceled by the banks at any time. There were no borrowings outstanding under the uncommitted facilities as of May 29, 2020.
In addition, we have credit agreements totaling $35.3 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $15.2 were outstanding under these facilities as of May 29, 2020. There were no draws on our letters of credit during Q1 2021 or Q1 2020.
Total consolidated debt as of May 29, 2020 was $728.9. Our debt primarily consists of $443.5 in term notes due in 2029 with an effective interest rate of 5.6% and the borrowings under our global credit facility as described above. In addition, we have a term loan with a balance as of May 29, 2020 of $39.4. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
At May 29, 2020 our total liquidity, comprised of cash, cash equivalents and the cash surrender value of COLI, aggregated to $799.0. Our current cash and cash equivalents, funds available under our credit facilities, funds available from COLI and cash generated from operations are expected to be sufficient to finance our known or foreseeable liquidity needs, but our ability to foresee future cash needs is limited in light of current global economic conditions.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position, and we expect our capital expenditures in 2021 will not exceed $50.0 compared to $73.4 in 2020.

During Q1 2021, the COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) led to significant disruptions in our manufacturing and distribution operations and supply chains, including temporary reductions or suspensions of operations at many of our manufacturing and distribution locations around the world. In addition, many of our customers were unable to receive products from us or our dealers and delayed deliveries of existing orders. In March, in order to reduce our cash outflows, we significantly reduced salaries, eliminated travel and events, overtime, temporary labor and annual merit increases and scaled back project spending. We also borrowed $250.0 against our global credit facility to provide additional liquidity in light of the uncertainty related to COVID-19. In May, we eased some of the salary reductions as all of our manufacturing and distribution locations around the world were open; however, we intend to maintain our spending reductions while incoming order trends remain significantly impacted by the pandemic.
On June 30, 2020, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11.0, to be paid in Q2 2021. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2021, there have been no changes in the items that we have identified as critical accounting estimates.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 29, 2020 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2020. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2021, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2021, no material change in interest rate risk occurred.

Commodity Price Risk
During Q1 2021, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2021, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 29, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 29, 2020, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 28, 2020.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 28, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
2/29/2020 - 4/3/2020	3,242,478	$13.00	3,000,000	$56.4
4/4/2020 - 5/1/2020	1,911	$9.11	—	$56.4
5/2/2020 - 5/29/2020	—	$—	—	$56.4
Total	3,244,389	(2)	3,000,000
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock.
(2)244,389 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated May 22, 2020
10.2*	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (1-year) (FY 2021) (1)
10.3*	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (3-year) (FY 2021) (2)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels LInkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Management contract or compensatory plan or arrangement.
(1) Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.
(2) Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ David C. Sylvester
David C. Sylvester Senior Vice President, Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 1, 2020