Form 10-Q
period 2020-08-28
STEELCASE INC
filed 2020-09-25
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2020

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 22, 2020, Steelcase Inc. had 88,093,720 shares of Class A Common Stock and 26,701,435 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 28, 2020 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Revenue	$818.8	$998.0	$1,301.6	$1,822.3
Cost of sales	542.3	664.5	902.4	1,230.4
Restructuring costs	6.9	—	6.9	—
Gross profit	269.6	333.5	392.3	591.9
Operating expenses	172.3	248.2	329.7	479.0
Goodwill impairment charge	—	—	17.6	—
Restructuring costs	8.7	—	8.7	—
Operating income	88.6	85.3	36.3	112.9
Interest expense	(6.8)	(6.7)	(14.1)	(13.4)
Investment income	0.2	1.5	1.0	2.5
Other income, net	0.8	2.0	4.8	4.2
Income before income tax expense	82.8	82.1	28.0	106.2
Income tax expense	27.3	21.6	10.6	27.9
Net income	$55.5	$60.5	$17.4	$78.3
Earnings per share:
Basic	$0.47	$0.50	$0.15	$0.65
Diluted	$0.47	$0.50	$0.15	$0.65
Dividends declared and paid per common share	$0.100	$0.145	$0.170	$0.290

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Net income	$55.5	$60.5	$17.4	$78.3
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.1	(0.2)	(0.1)	(0.1)
Pension and other post-retirement liability adjustments	(1.1)	(0.3)	(0.8)	(0.5)
Derivative amortization	0.2	0.2	0.4	0.4
Foreign currency translation adjustments	22.4	(6.4)	13.5	(14.3)
Total other comprehensive income (loss), net	21.6	(6.7)	13.0	(14.5)
Comprehensive income	$77.1	$53.8	$30.4	$63.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 28, 2020	February 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$515.9	$541.0
Accounts receivable	329.0	381.8
Allowance for doubtful accounts	(9.9)	(9.4)
Inventories	217.5	215.0
Prepaid expenses	23.6	21.6
Other current assets	56.5	38.8
Total current assets	1,132.6	1,188.8
Property, plant and equipment, net of accumulated depreciation of $1,024.0 and $977.7	418.1	426.3
Company-owned life insurance ("COLI")	167.8	160.0
Deferred income taxes	110.0	124.6
Goodwill	215.1	233.6
Other intangible assets, net of accumulated amortization of $65.1 and $56.7	94.5	102.9
Investments in unconsolidated affiliates	54.0	52.3
Right-of-use operating lease assets	219.1	237.9
Other assets	28.5	39.0
Total assets	$2,439.7	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210.2	$244.3
Short-term borrowings and current portion of long-term debt	2.6	2.9
Current operating lease obligations	42.8	43.1
Accrued expenses:
Employee compensation	93.2	191.7
Employee benefit plan obligations	28.2	44.7
Accrued promotions	28.6	35.3
Customer deposits	104.0	28.6
Other	110.4	100.3
Total current liabilities	620.0	690.9
Long-term liabilities:
Long-term debt less current maturities	480.7	481.4
Employee benefit plan obligations	143.0	148.3
Long-term operating lease obligations	198.7	214.0
Other long-term liabilities	49.2	60.4
Total long-term liabilities	871.6	904.1
Total liabilities	1,491.6	1,595.0
Shareholders’ equity:
Additional paid-in capital	1.7	28.4
Accumulated other comprehensive income (loss)	(56.3)	(69.3)
Retained earnings	1,002.7	1,011.3
Total shareholders’ equity	948.1	970.4
Total liabilities and shareholders’ equity	$2,439.7	$2,565.4
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,759,549	117,313,755	117,202,000	116,766,610
Common stock issuances	13,941	11,475	26,890	22,872
Common stock repurchases	(205)	(117,953)	(3,244,594)	(347,256)
Performance units issued as common stock	—	—	174,888	—
Restricted units issued as common stock	3,261	36,683	617,362	801,734
Common shares outstanding, end of period	114,776,546	117,243,960	114,776,546	117,243,960

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$—	$25.9	$28.4	$16.4
Common stock issuances	0.2	0.2	0.4	0.4
Common stock repurchases	—	(1.9)	(36.4)	(5.9)
Performance units and restricted stock units expense	1.5	2.3	9.3	11.6
Other	—	—	—	4.0
Paid-in capital, end of period	1.7	26.5	1.7	26.5

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(77.9)	(55.1)	(69.3)	(47.3)
Other comprehensive income (loss)	21.6	(6.7)	13.0	(14.5)
Accumulated other comprehensive income (loss), end of period	(56.3)	(61.8)	(56.3)	(61.8)

Changes in retained earnings:
Retained earnings, beginning of period	958.9	881.2	1,011.3	880.7
Net income	55.5	60.5	17.4	78.3
Dividends paid	(11.7)	(17.2)	(20.1)	(34.5)
Common stock repurchases	—	—	(5.9)	—
Retained earnings, end of period	1,002.7	924.5	1,002.7	924.5
Total shareholders' equity	$948.1	$889.2	$948.1	$889.2
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 28, 2020	August 23, 2019
OPERATING ACTIVITIES
Net income	$17.4	$78.3
Depreciation and amortization	43.3	41.4
Goodwill impairment charge	17.6	—
Restructuring costs	15.6	—
Deferred income taxes	18.0	2.9
Non-cash stock compensation	9.7	12.0
Equity in income of unconsolidated affiliates	(3.9)	(5.7)
Dividends received from unconsolidated affiliates	2.8	8.2
Other	(12.5)	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	58.0	(82.2)
Inventories	(0.2)	(20.5)
Other assets	(10.8)	3.9
Accounts payable	(36.5)	37.8
Employee compensation liabilities	(120.8)	(46.1)
Employee benefit obligations	(24.9)	(17.7)
Customer deposits	74.3	7.4
Accrued expenses and other liabilities	(2.2)	23.9
Net cash provided by operating activities	44.9	42.8
INVESTING ACTIVITIES
Capital expenditures	(18.0)	(32.5)
Proceeds from disposal of fixed assets	7.1	1.0
Other	4.9	1.9
Net cash used in investing activities	(6.0)	(29.6)
FINANCING ACTIVITIES
Dividends paid	(20.1)	(34.5)
Common stock repurchases	(42.3)	(5.9)
Borrowings on lines of credit	250.0	—
Repayments on lines of credit	(250.0)	—
Other	(1.4)	(2.3)
Net cash used in financing activities	(63.8)	(42.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Net decrease in cash, cash equivalents and restricted cash	(24.7)	(30.9)
Cash and cash equivalents and restricted cash, beginning of period (1)	547.1	264.8
Cash and cash equivalents and restricted cash, end of period (2)	$522.4	$233.9
_______________________________________
(1)These amounts include restricted cash of $6.1 and $3.5 as of February 28, 2020 and February 22, 2019, respectively.
(2)These amounts include restricted cash of $6.5 and $4.8 as of August 28, 2020 and August 23, 2019, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Americas
Desking, benching, systems and storage	$310.7	$396.0	$479.1	$706.8
Seating	195.0	219.6	291.5	391.3
Other (1)	125.5	123.9	194.5	217.7
EMEA
Desking, benching, systems and storage	47.9	58.9	91.8	120.9
Seating	45.8	53.3	76.8	113.3
Other (1)	32.2	42.0	56.8	81.3
Other
Desking, benching, systems and storage	10.4	15.7	21.1	30.2
Seating	18.7	24.4	30.9	43.9
Other (1)	32.6	64.2	59.1	116.9
	$818.8	$998.0	$1,301.6	$1,822.3
_______________________________________
(1)The Other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
United States	$597.6	$680.8	$921.1	$1,216.7
Foreign locations	221.2	317.2	380.5	605.6
	$818.8	$998.0	$1,301.6	$1,822.3

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the six months ended August 28, 2020 are as follows:

Customer Deposits
Balance as of February 28, 2020	$28.6
Recognition of revenue included in beginning of year customer deposits	(21.6)
Customer deposits, net of revenue recognized during the period	97.0
Balance as of August 28, 2020	$104.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
Computation of Earnings per Share	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Net income	$55.5	$60.5	$17.4	$78.3
Adjustment for earnings attributable to participating securities	(1.3)	(1.3)	(0.4)	(1.5)
Net income used in calculating earnings per share	$54.2	$59.2	$17.0	$76.8
Weighted-average common shares outstanding including participating securities (in millions)	117.6	119.7	117.4	119.6
Adjustment for participating securities (in millions)	(2.8)	(2.4)	(2.4)	(2.3)
Shares used in calculating basic earnings per share (in millions)	114.8	117.3	115.0	117.3
Effect of dilutive stock-based compensation (in millions)	0.2	0.5	0.2	0.5
Shares used in calculating diluted earnings per share (in millions)	115.0	117.8	115.2	117.8
Earnings per share:
Basic	$0.47	$0.50	$0.15	$0.65
Diluted	$0.47	$0.50	$0.15	$0.65
Total common shares outstanding at period end (in millions)	114.8	117.2	114.8	117.2
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	—	—	—
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 28, 2020:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 29, 2020	$(0.3)	$(2.8)	$(8.4)	$(66.4)	$(77.9)
Other comprehensive income (loss) before reclassifications	0.1	(0.8)	—	22.4	21.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	0.2	—	(0.1)
Net current period other comprehensive income (loss)	0.1	(1.1)	0.2	22.4	21.6
Balance as of August 28, 2020	$(0.2)	$(3.9)	$(8.2)	$(44.0)	$(56.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 28, 2020:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 28, 2020	$(0.1)	$(3.1)	$(8.6)	$(57.5)	$(69.3)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.3)	—	13.5	13.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	0.4	—	(0.1)
Net current period other comprehensive income (loss)	(0.1)	(0.8)	0.4	13.5	13.0
Balance as of August 28, 2020	$(0.2)	$(3.9)	$(8.2)	$(44.0)	$(56.3)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 28, 2020 and August 23, 2019:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	$(0.3)	$(0.8)	$(0.6)	$(1.5)	Other income, net
Prior service cost (credit)	(0.1)	(0.1)	(0.1)	(0.1)	Other income, net
	0.1	0.1	0.2	0.3	Income tax expense
	(0.3)	(0.8)	(0.5)	(1.3)

Derivative amortization	0.3	0.3	0.6	0.6	Interest expense
	(0.1)	(0.1)	(0.2)	(0.2)	Income tax benefit
	0.2	0.2	0.4	0.4

Realized gain on sale of investment	—	(0.7)	—	(0.7)	Investment income
	—	0.2	—	0.2	Income tax expense
	—	(0.5)	—	(0.5)

Total reclassifications	$(0.1)	$(1.1)	$(0.1)	$(1.4)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Our total debt is carried at cost and was $483.3 and $484.3 as of August 28, 2020 and February 28, 2020, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $522.6 and $560.0 as of August 28, 2020 and February 28, 2020, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of August 28, 2020 and February 28, 2020 are summarized below:

	August 28, 2020
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$515.9	$—	$—	$515.9
Restricted cash	6.5	—	—	6.5
Foreign exchange forward contracts	—	2.4	—	2.4
Auction rate securities	—	—	2.0	2.0
	$522.4	$2.4	$2.0	$526.8
Liabilities:
Foreign exchange forward contracts	$—	$(1.5)	$—	$(1.5)
	$—	$(1.5)	$—	$(1.5)

	February 28, 2020
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$541.0	$—	$—	$541.0
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.2	—	1.2
Auction rate securities	—	—	2.1	2.1
	$547.1	$1.2	$2.1	$550.4
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 28, 2020:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Securities
Balance as of February 28, 2020	$2.1
Unrealized loss on investments	(0.1)
Balance as of August 28, 2020	$2.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	August 28, 2020	February 28, 2020
Raw materials and work-in-process	$128.6	$122.0
Finished goods	108.3	112.8
	236.9	234.8
Revaluation to LIFO	19.4	19.8
	$217.5	$215.0
The portion of inventories determined by the LIFO method was $92.7 and $93.8 as of August 28, 2020 and February 28, 2020, respectively.
8.GOODWILL
A summary of the changes in goodwill balances during the six months ended August 28, 2020, by reportable segment, are as follows:

Goodwill	Americas	EMEA	Other	Total
Goodwill	$206.1	$283.5	$47.9	$537.5
Accumulated impairment losses	(1.7)	(265.0)	(37.2)	(303.9)
Balance as of February 28, 2020	204.4	18.5	10.7	233.6
Impairment charge (1)	—	(17.6)	—	(17.6)
Currency translation adjustments	—	(0.9)	—	(0.9)
Goodwill	206.1	282.6	47.9	536.6
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of August 28, 2020	$204.4	$—	$10.7	$215.1
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of our goodwill impairment testing, we determined that the carrying value of the Orangebox U.K. reporting unit (included in the EMEA segment) exceeded its fair value, resulting in a $17.6 goodwill impairment charge in Q1 2021. Following the charge, the reporting unit had no remaining goodwill. During Q1 2021, we also tested the recoverability of the Orangebox U.K. long-lived assets (other than goodwill) and concluded that those assets were not impaired.
For each of our other reporting units, we determined that the fair value of the reporting unit substantially exceeded its carrying value, and no goodwill impairment existed. We also determined that no impairment existed related to the long-lived asset groups for any of our other reporting units.
9.SHORT-TERM BORROWINGS
Our $250.0 committed unsecured revolving syndicated credit facility expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. During Q1 2021, we borrowed $250.0 under the facility and repaid $5.0. During Q2 2021, we repaid the remaining balance of $245.0 under the facility, and there were no borrowings outstanding under the facility as of August 28, 2020.
The facility does not include any restrictions on cash dividend payments or share repurchases. As of August 28, 2020, we were in compliance with all covenants under the facility.
10.INCOME TAXES
In Q1 2021, the U.S. government enacted tax legislation to provide economic stimulus and support to businesses during the COVID-19 pandemic, referred to as the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). In connection with our analysis of the impact of the CARES Act, we recorded a net tax benefit of $3.9 during the six months ended August 28, 2020, driven primarily by provisions within the CARES Act which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act when the federal statutory income tax rate was 35%.
We have historically calculated the provision for income tax expense (benefit) during interim periods by applying an estimate of the annualized effective tax rate for the full fiscal year to the pre-tax income (loss) for the year-to-date period. In Q1 2021, we utilized the year-to-date actual effective tax rate to calculate our income tax expense (benefit), as we determined that it was the most reliable estimate of the annual effective tax rate. In Q2 2021, as a result of improved pre-tax income, we applied the estimated annualized effective tax rate for the fiscal year to pre-tax income for the year-to-date period to calculate our income tax expense. The effective tax rate for Q2 2021 was 33.0% compared to an effective tax rate of 26.3% in Q2 2020.
11.SHARE-BASED COMPENSATION
Performance Units
During the six months ended August 28, 2020, we issued two sets of performance units (“PSUs”) to certain employees. The first set, consisting of 303,973 PSUs, will be earned at the end of 2021 (the “2021 Short-Term PSUs”), and the second set, consisting of 529,500 PSUs, will be earned over a three-year performance period of 2021 through 2023 (the “2021 Long-Term PSUs”). The 2021 Short-Term PSUs will be earned based on our Compensation Committee’s qualitative assessment of management’s performance in 2021 in a number of specified areas (collectively, the “2021 Performance Measures”). The 2021 Long-Term PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies. The performance conditions for the 2021 Long-Term PSUs consist of the 2021 Performance Measures and performance conditions for 2022 and 2023 which will be established by the Compensation Committee in future periods. Due to the qualitative assessment, these awards are not considered granted under GAAP. When the Compensation Committee determines whether or not, and to what extent, the 2021 Performance Measures have been met, the 2021 Short-Term PSUs and one-third of the 2021 Long-Term PSUs will be considered granted. Once granted, the expense for these awards will be determined based on the target achieved and the fair value of the market condition on the grant date. The expense will be recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period, if any.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the six months ended August 23, 2019, we issued 296,600 PSUs to certain employees which will be earned over a three-year performance period of 2020 through 2022 (the “2020 Long-Term PSUs”). The 2020 Long-Term PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies. The performance conditions for the first year of the performance period were established in Q1 2020, and accordingly, 98,867 of the 2020 Long-Term PSUs were considered granted in Q1 2020. The 2021 Performance Measures have been established as the performance conditions for the second year of the performance period of the 2020 Long-Term PSUs, and accordingly, no additional portion of such awards have been considered granted. When the Compensation Committee determines whether or not, and to what extent, the 2021 Performance Measures have been met, an additional one-third of these awards will be considered granted. Once granted, the expense for these awards will be determined based on the target achieved and the fair value of the market condition on the grant date. The expense will be recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period. The performance conditions for 2022 for these awards will be established by the Compensation Committee in future periods.
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 28, 2020 and August 23, 2019 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Expense	$0.1	$0.3	$0.3	$1.7
Tax benefit	—	0.1	0.1	0.5
As of August 28, 2020, there was $0.3 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.2 years.
There were no PSU grants, vestings or forfeitures for the six months ended August 28, 2020.
Restricted Stock Units
During the six months ended August 28, 2020, we awarded 1,131,700 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the date of grant.
The total RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 28, 2020 and August 23, 2019 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Expense	$1.4	$2.0	$9.0	$9.9
Tax benefit	0.4	0.5	2.3	2.7
As of August 28, 2020, there was $7.3 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The RSU activity for the six months ended August 28, 2020 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2020	1,761,124	$15.28
Granted	1,131,700	9.03
Vested	(10,511)	16.05
Forfeited	(35,874)	14.70
Nonvested as of August 28, 2020	2,846,439	$12.80

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
As a result of the COVID-19 pandemic, the FASB staff issued a question and answer document (the "Staff Q&A") on the application of lease accounting guidance related to lease concessions provided as a result of the pandemic. The Staff Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the pandemic. We have elected to apply the interpretive guidance provided in the Staff Q&A to rent deferrals or abatements received related to the pandemic. Accordingly, we have not remeasured the related right-of-use asset or lease liability for the affected leases. The lease concessions were not material for the six months ended August 28, 2020.
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Operating lease cost	$12.9	$12.5	$26.0	$24.6
Sublease rental income	(0.6)	(0.3)	(0.9)	(0.4)
	$12.3	$12.2	$25.1	$24.2
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended		Six Months Ended
	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Cash flow information:
Operating cash flows used for operating leases	$12.1	$11.5	$24.7	$23.4
Leased assets obtained in exchange for new operating lease obligations	$1.4	$18.6	$1.9	$58.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 28, 2020	August 23, 2019
Other information:
Weighted-average remaining term	6.8 years	7.3 years
Weighted-average discount rate	4.0%	4.2%
The following table summarizes the future minimum lease payments as of August 28, 2020:

Fiscal year ending in February	Amount (1)
2021	$26.1
2022	48.5
2023	41.6
2024	35.8
2025	33.3
Thereafter	91.5
Total lease payments	276.8
Less interest	35.3
Present value of lease liabilities	$241.5
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
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020, the Other category also included PolyVision which was sold during Q4 2020.
We primarily review and evaluate revenue and operating income by segment in both our internal review processes and for our external financial reporting. We also allocate resources primarily based on revenue and operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents, COLI balances, fixed assets and right-of-use assets related to operating leases.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three and six months ended August 28, 2020 and August 23, 2019 and total assets as of August 28, 2020 and February 28, 2020 by segment are presented below:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Revenue
Americas	$631.2	$739.5	$965.1	$1,315.8
EMEA	125.9	154.2	225.4	315.5
Other	61.7	104.3	111.1	191.0
	$818.8	$998.0	$1,301.6	$1,822.3
Operating income (loss)
Americas	$94.6	$90.3	$71.1	$122.7
EMEA	(3.5)	(5.5)	(28.1)	(4.7)
Other	1.1	8.9	(0.5)	11.2
Corporate	(3.6)	(8.4)	(6.2)	(16.3)
	$88.6	$85.3	$36.3	$112.9

Reportable Segment Balance Sheet Data	August 28, 2020	February 28, 2020
Total assets
Americas	$1,067.9	$1,067.3
EMEA	401.6	454.5
Other	215.6	225.6
Corporate	754.6	818.0
	$2,439.7	$2,565.4
14.     RESTRUCTURING ACTIVITIES
In Q2 2021, our Board of Directors approved a series of restructuring actions in response to continued order declines in the Americas compared to the prior year and continued economic uncertainty related to the COVID-19 pandemic. The restructuring actions include early retirements and voluntary and involuntary terminations of approximately 300 salaried employees and early retirements of approximately 160 hourly employees. We expect to incur approximately $26 in restructuring costs in the Americas segment in connection with these actions, consisting of cash severance payments and payment of other separation-related benefits. We recorded $15.6 of restructuring costs in Q2 2021 related to the actions which were initiated during the quarter. We expect all of the actions to be completed by the end of 2021.
The following table details the changes in the restructuring reserve balance as of August 28, 2020:

Workforce reductions
Balance as of February 28, 2020	$—
Restructuring costs	15.6
Payments	(0.4)
Balance as of August 28, 2020	$15.2

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
The non-GAAP financial measures used are (1) organic revenue decline, which represents the change in revenue excluding the impacts of acquisitions and divestitures and estimated currency translation effects, and (2) adjusted operating income (loss), which represents operating income (loss) excluding goodwill impairment charges and restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate costs are reported as Corporate.
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Revenue	$818.8	100.0%	$998.0	100.0%	$1,301.6	100.0%	$1,822.3	100.0%
Cost of sales	542.3	66.3	664.5	66.6	902.4	69.4	1,230.4	67.5
Restructuring costs	6.9	0.8	—	—	6.9	0.5	—	—
Gross profit	269.6	32.9	333.5	33.4	392.3	30.1	591.9	32.5
Operating expenses	172.3	21.0	248.2	24.9	329.7	25.3	479.0	26.3
Goodwill impairment charge	—	—	—	—	17.6	1.4	—	—
Restructuring costs	8.7	1.1	—	—	8.7	0.6	—	—
Operating income	88.6	10.8	85.3	8.5	36.3	2.8	112.9	6.2
Interest expense	(6.8)	(0.8)	(6.7)	(0.7)	(14.1)	(1.1)	(13.4)	(0.7)
Investment income	0.2	—	1.5	0.2	1.0	0.1	2.5	0.1
Other income, net	0.8	0.1	2.0	0.2	4.8	0.4	4.2	0.2
Income before income tax expense	82.8	10.1	82.1	8.2	28.0	2.2	106.2	5.8
Income tax expense	27.3	3.3	21.6	2.1	10.6	0.9	27.9	1.5
Net income	$55.5	6.8%	$60.5	6.1%	$17.4	1.3%	$78.3	4.3%
Earnings per share:
Basic	$0.47		$0.50		$0.15		$0.65
Diluted	$0.47		$0.50		$0.15		$0.65

Q2 2021 Organic Revenue Decline	Americas	EMEA	Other	Consolidated
Q2 2020 revenue	$739.5	$154.2	$104.3	$998.0
Divestiture	—	—	(17.1)	(17.1)
Currency translation effects*	(0.6)	3.3	(0.8)	1.9
Q2 2020 revenue, adjusted	738.9	157.5	86.4	982.8
Q2 2021 revenue	631.2	125.9	61.7	818.8
Organic decline $	$(107.7)	$(31.6)	$(24.7)	$(164.0)
Organic decline %	(15)%	(20)%	(29)%	(17)%

* Currency translation effects represent the estimated net effect of translating Q2 2020 foreign currency revenues using the average exchange rates during Q2 2021.

Year-to-date 2021 Organic Revenue Decline	Americas	EMEA	Other	Consolidated
Year-to-date 2020 revenue	$1,315.8	$315.5	$191.0	$1,822.3
Divestiture	—	—	(33.3)	(33.3)
Currency translation effects*	(2.1)	(2.2)	(2.4)	(6.7)
Year-to-date 2020 revenue, adjusted	1,313.7	313.3	155.3	1,782.3
Year-to-date 2021 revenue	965.1	225.4	111.1	1,301.6
Organic decline $	(348.6)	(87.9)	(44.2)	(480.7)
Organic decline %	(27)%	(28)%	(28)%	(27)%

* Currency translation effects represent the estimated net effect of translating year-to-date 2020 foreign currency revenues using the average exchange rates during year-to-date 2021.

Reconciliation of Operating Income to Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Operating income	$88.6	10.8%	$85.3	8.5%	$36.3	2.8%	$112.9	6.2%
Add: goodwill impairment charge	—	—	—	—	17.6	1.4	—	—
Add: restructuring costs	15.6	1.9	—	—	15.6	1.1	—	—
Adjusted operating income	$104.2	12.7%	$85.3	8.5%	$69.5	5.3%	$112.9	6.2%
Overview
During Q2 2021, our orders reflected a year-over-year decline of 32% (adjusted for the impact of a divestiture and currency translation effects) as a result of the coronavirus ("COVID-19") pandemic, and the rates of decline began to moderate during the quarter in EMEA and Asia Pacific as many workers returned to their offices in those markets. We reported an 18% decline in revenue in Q2 2021 compared to the prior year, as the reduced demand was partially offset by a strong beginning backlog of customer orders (primarily in the Americas) which exceeded the prior year by 11% due to pandemic-related restrictions on our manufacturing and delivery activities during Q1 2021. Despite the decline in revenue, our operating income increased by $3.3 in Q2 2021 compared to the prior year, driven by the significant cost reduction actions we implemented across all segments, including temporarily reduced pay for most of our global salaried workforce.
By the end of Q2 2021, we restored most of our salaried workforce to full pay, which we expect will result in approximately $20 of additional costs in Q3 2021 as compared to Q2 2021. In addition, we announced workforce reductions in the Americas which we expect will lower our annualized costs by approximately $40. We expect to record a total of approximately $26 of restructuring costs related to the workforce reductions, $15.6 of which was recorded during Q2 2021 and the remainder of which is expected to be recorded in Q3 2021.

Q2 2021 Compared to Q2 2020
We recorded net income of $55.5 and diluted earnings per share of $0.47 in Q2 2021 compared to net income of $60.5 and diluted earnings per share of $0.50 in the prior year. The Q2 2021 results included restructuring costs of $15.6 in the Americas segment related to workforce reductions which had the effect of decreasing diluted earnings per share by $0.08, net of related tax benefits. Operating income of $88.6 in Q2 2021 represented an increase of $3.3 compared to the prior year. The increase was driven by cost reduction actions implemented across all segments and lower variable compensation expense, partially offset by the impact of lower revenue and restructuring costs. Excluding the impact of the restructuring costs, adjusted operating income of $104.2 in Q2 2021 represented an increase of $18.9 compared to the prior year.
Revenue of $818.8 in Q2 2021 represented a decrease of $179.2 or 18% compared to the prior year. The decline was broad-based across all segments, driven by reduced demand due to underlying economic uncertainty related to the COVID-19 pandemic, partially offset by a strong order backlog at the beginning of the quarter. Revenue declined by 15% in the Americas, 18% in EMEA and 41% in the Other category compared to the prior year. After adjusting for a $17.1 impact from the divestiture of PolyVision in Q4 2020 and $1.9 of currency translation effects, the organic revenue decline was $164.0 or 17% compared to the prior year. The organic revenue decline was 15% in the Americas, 20% in EMEA and 29% in the Other category compared to the prior year.
Cost of sales as a percentage of revenue decreased by 30 basis points to 66.3% of revenue in Q2 2021 compared to Q2 2020. The decline was driven by pricing benefits, lower overhead costs, lower variable compensation expense and lower employee costs primarily related to temporary reductions in pay for salaried employees, partially offset by the impact of lower revenue. Cost of sales as a percentage of revenue improved by 110 basis points in the Americas, partially offset by an increase of 120 basis points in EMEA and 320 basis points in the Other category.
Operating expenses of $172.3 in Q2 2021 represented a decrease of $75.9 compared to the prior year. The decrease was driven by an approximately $32 reduction in discretionary spending (including near elimination of travel, events, contract labor costs and project spending), approximately $22 of lower employee costs primarily related to temporary reductions in pay across most of our global salaried workforce, $9.2 of lower variable compensation expense and $5.3 of higher COLI income. Operating expenses also included gains of $4.1 from the sale of land in Q2 2021.
We recorded restructuring costs of $15.6 in the Americas segment in Q2 2021 related to workforce reduction actions taken as a result of reduced demand due to the COVID-19 pandemic. See Note 14 to the condensed consolidated financial statements for further information.
Our effective tax rate in Q2 2021 was 33.0% compared to a Q2 2020 effective tax rate of 26.3%. We recorded an income tax benefit in Q1 2021 utilizing the year-to-date actual effective tax rate. In Q2 2021, we used the estimated annual effective tax rate to calculate income tax expense for year-to-date 2021, and the income tax expense recorded in Q2 2021 included the impact of transitioning between the two methods. See Note 10 to the condensed consolidated financial statements for further details.

Year-to-Date 2021 Compared to Year-to-Date 2020
We recorded year-to-date 2021 net income of $17.4 and diluted earnings per share of $0.15, compared to year-to-date 2020 net income of $78.3 and diluted earnings per share of $0.65. In year-to-date 2021, the results included: (1) a goodwill impairment charge related to the EMEA segment, which had the effect of decreasing net income by $17.6 and diluted earnings per share by $0.15, and (2) restructuring costs due to workforce reductions in the Americas segment, which had the effect of decreasing net income by $9.5 and diluted earnings per share by $0.08. Year-to-date 2021 operating income of $36.3 represented a decrease of $76.6 compared to the prior year. The decrease was due to lower revenue across all segments, the goodwill impairment charge and restructuring costs, partially offset by lower operating expenses and overhead costs. Excluding the impact of the impairment charge and the restructuring costs, adjusted operating income decreased by $43.4 compared to the prior year.
Year-to-date 2021 revenue of $1,301.6 represented a decrease of $520.7 or 29% compared to year-to-date 2020. The decline was due to the impacts of the COVID-19 pandemic and was broad-based across all segments. Revenue declined 27% in the Americas, 29% in EMEA and 42% in the Other category. After adjusting for a $33.3 impact from the divestiture of PolyVision and $6.7 of currency translation effects, the organic revenue decline was $480.7 or 27%. The organic revenue decline was 27% in the Americas, 28% in EMEA and 28% in the Other category.

Cost of sales as a percentage of revenue increased by 190 basis points to 69.4% of revenue in year-to-date 2021 compared to year-to-date 2020. Cost of sales as a percentage of revenue increased by 150 basis points in the Americas, 240 basis points in EMEA and 190 basis points in the Other category. The increase was driven by lower revenue, partially offset by pricing benefits, lower variable compensation expense, lower employee costs primarily related to temporary pay reductions for salaried employees and lower overhead costs.
Operating expenses of $329.7 in year-to-date 2021 represented a decrease of $149.3 compared to the prior year. The decrease was driven by approximately $59 of reduced discretionary spending, approximately $41 of lower employee costs primarily related to temporary reductions in pay across most of the company's global salaried workforce, $21.0 of lower variable compensation expense and $6.0 of higher COLI income. Operating expenses also included gains of $6.7 from the sale of land in year-to-date 2021.
We recorded restructuring costs of $15.6 in the Americas segment in Q2 2021 related to workforce reduction actions taken as a result of reduced demand due to the COVID-19 pandemic. See Note 14 to the condensed consolidated financial statements for further information.
Our year-to-date 2021 effective tax rate was 37.9% compared to a year-to-date 2020 effective tax rate of 26.3%. The year-to-date 2021 tax rate reflected the non-deductible nature of the goodwill impairment charge recorded in Q1 2021 as well as $6.1 of benefits related to the restructuring costs and $1.7 of other net benefits related to the CARES Act, which collectively had the effect of increasing the effective rate by approximately 800 basis points. See Note 10 to the condensed consolidated financial statements for further details.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Interest expense	$(6.8)	$(6.7)	$(14.1)	$(13.4)
Investment income	0.2	1.5	1.0	2.5
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.1	3.2	4.0	5.7
Foreign exchange gains (losses)	(1.2)	(0.2)	(1.1)	0.1
Net periodic pension and post-retirement credit, excluding service cost	(0.1)	0.2	(0.1)	0.4
Miscellaneous income (expense), net	—	(1.2)	2.0	(2.0)
Total other income, net	0.8	2.0	4.8	4.2
Total interest expense, investment income and other income, net	$(5.8)	$(3.2)	$(8.3)	$(6.7)
Other income, net decreased by $1.2 in Q2 2021 compared to the prior year primarily due to lower income from unconsolidated affiliates and foreign exchange losses. Year-to-date 2021 other income, net increased by $0.6 primarily due to a $2.8 gain related to additional proceeds from the partial sale of an unconsolidated affiliate in 2018, offset by lower income from unconsolidated affiliates and foreign exchange losses.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Revenue	$631.2	100.0%	$739.5	100.0%	$965.1	100.0%	$1,315.8	100.0%
Cost of sales	408.1	64.7	486.3	65.8	660.4	68.4	879.7	66.9
Restructuring costs	6.9	1.0	—	—	6.9	0.7	—	—
Gross profit	216.2	34.3	253.2	34.2	297.8	30.9	436.1	33.1
Operating expenses	112.9	17.9	162.9	22.0	218.0	22.6	313.4	23.8
Goodwill impairment charge	—	—	—	—	—	—	—	—
Restructuring costs	8.7	1.4	—	—	8.7	0.9	—	—
Operating income	$94.6	15.0%	$90.3	12.2%	$71.1	7.4%	$122.7	9.3%

Reconciliation of Operating Income to Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Operating income	$94.6	15.0%	$90.3	12.2%	$71.1	7.4%	$122.7	9.3%
Add: goodwill impairment charge	—	—	—	—	—	—	—	—
Add: restructuring costs	15.6	2.4	—	—	15.6	1.6	—	—
Adjusted operating income	$110.2	17.4%	$90.3	12.2%	$86.7	9.0%	$122.7	9.3%
Operating income in the Americas improved by $4.3, or 280 basis points as a percentage of revenue, in Q2 2021 compared to the prior year. The Q2 2021 results included $15.6 of restructuring costs related to workforce reductions. The improvement was driven by cost reductions, which more than offset the impact of lower revenue. Excluding the impact of the restructuring costs, adjusted operating income increased by $19.9 in Q2 2021 compared to the prior year. Operating income in year-to-date 2021 decreased by $51.6 compared to the prior year. The decrease was driven by lower revenue and the restructuring costs, partially offset by cost reductions. Excluding the impact of the restructuring costs, year-to-date adjusted operating income decreased by $36.0 compared to the prior year.
The Americas revenue represented 77.1% of consolidated revenue in Q2 2021. Q2 2021 revenue of $631.2 represented a decrease of $108.3 or 15% compared to the prior year. The decrease was driven by reduced industry demand due to the ongoing uncertainty related to the COVID-19 pandemic, partially offset by the strong order backlog at the beginning of the quarter. Year-to-date 2021 revenue of $965.1 represented a decrease of $350.7 or 27% compared to year-to-date 2020. The decrease was driven by reduced industry demand due to the COVID-19 pandemic.
Cost of sales as a percentage of revenue decreased by 110 basis points in Q2 2021 compared to Q2 2020. The improvement was driven by approximately $12 of pricing benefits, approximately $6 of lower overhead costs, $4.7 of lower variable compensation expense and approximately $3 of lower employee costs primarily related to temporary pay reductions for salaried employees, partially offset by the impact of lower revenue. Year-to-date 2021 cost of sales as a percentage of revenue increased by 150 basis points compared to the prior year. The increase was driven by lower revenue, as well as inefficiencies related to labor and logistics utilization due to the disruption experienced during Q1 2021, partially offset by approximately $27 of pricing benefits, $9.0 of lower variable compensation expense, approximately $6 of lower employee costs primarily related to temporary reductions for salaried employees and approximately $6 of lower overhead costs.
Operating expenses in Q2 2021 decreased by $50.0 compared to the prior year. The decrease was driven by approximately $17 of lower employee costs primarily related to temporary salary reductions, approximately $17 of lower discretionary spending and $6.9 of lower variable compensation expense, partially offset by $4.1 from gains on the sale of land in Q2 2021. Year-to-date 2021 operating expenses decreased by $95.4 compared to the prior year. The decrease was driven by the same factors as the quarter.
We recorded restructuring costs of $15.6 in Q2 2021 and year-to-date 2021 related to workforce reduction actions taken as a result of reduced demand due to the COVID-19 pandemic. See Note 14 to the condensed consolidated financial statements for further information.

EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with an emphasis on freestanding furniture systems, seating and storage solutions.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Revenue	$125.9	100.0%	$154.2	100.0%	$225.4	100.0%	$315.5	100.0%
Cost of sales	93.4	74.2	112.6	73.0	168.7	74.8	228.3	72.4
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	32.5	25.8	41.6	27.0	56.7	25.2	87.2	27.6
Operating expenses	36.0	28.6	47.1	30.6	67.2	29.9	91.9	29.1
Goodwill impairment charge	—	—	—	—	17.6	7.8	—	—
Restructuring costs	—	—	—	—	—	—	—	—
Operating loss	$(3.5)	(2.8)%	$(5.5)	(3.6)%	$(28.1)	(12.5)%	$(4.7)	(1.5)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Operating loss	$(3.5)	(2.8)%	$(5.5)	(3.6)%	$(28.1)	(12.5)%	$(4.7)	(1.5)%
Add: goodwill impairment charge	—	—	—	—	17.6	7.8	—	—
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating loss	$(3.5)	(2.8)%	$(5.5)	(3.6)%	$(10.5)	(4.7)%	$(4.7)	(1.5)%
EMEA operating results improved by $2.0 in Q2 2021 compared to the prior year. The improvement was driven by lower operating expenses which more than offset the impact of lower revenue. Operating results in year-to-date 2021 declined by $23.4 compared to the prior year. The decline was driven by a $17.6 goodwill impairment charge related to the Orangebox U.K. reporting unit in Q1 2021 and lower revenue, partially offset by lower operating expenses. Excluding the impact of the goodwill impairment charge, the year-to-date adjusted operating loss of $10.5 represented a decline of $5.8 compared to the prior year.
EMEA revenue represented 15.4% of consolidated revenue in Q2 2021. Q2 2021 revenue of $125.9 represented a decrease of $28.3 or 18% compared to the prior year. The decrease was due to reduced demand due to the COVID-19 pandemic and was broad-based across all markets. Year-to-date 2021 revenue declined by $90.1 or 29% compared to the prior year. The decrease was driven by the same factors as the quarter.
Cost of sales as a percentage of revenue increased by 120 basis points to 74.2% of revenue in Q2 2021 compared to the prior year. The increase was driven by lower revenue and approximately $3 due to unfavorable pricing, partially offset by approximately $3 of lower overhead costs. Cost of sales as a percentage of revenue increased 240 basis points to 74.8% of revenue in year-to-date 2021 compared to the prior year. The increase was driven by lower revenue, partially offset by approximately $4 of lower overhead costs.
Operating expenses in Q2 2021 decreased by $11.1 compared to the prior year. The decrease was driven by approximately $9 from lower discretionary spending and approximately $2 of lower employee costs primarily related to temporary salary reductions. Operating expenses for year-to-date 2021 decreased by $24.7 compared to the prior year, driven by the same factors as the quarter.
Other
The Other category in 2021 includes Asia Pacific and Designtex. Asia Pacific serves customers in Asia and Australia primarily under the Steelcase brand with an emphasis on freestanding furniture systems, seating and storage solutions. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020, the Other category also included PolyVision which was sold during Q4 2020. PolyVision manufactures ceramic steel surfaces for use in various applications globally, including static whiteboards and chalkboards sold through third party fabricators and distributors to the primary and secondary education markets and architectural panels and other special applications sold through general contractors for commercial and infrastructure projects.

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Revenue	$61.7	100.0%	$104.3	100.0%	$111.1	100.0%	$191.0	100.0%
Cost of sales	40.8	66.1	65.6	62.9	73.3	66.0	122.4	64.1
Restructuring costs	—	—	—	—	—	—	—	—
Gross profit	20.9	33.9	38.7	37.1	37.8	34.0	68.6	35.9
Operating expenses	19.8	32.1	29.8	28.6	38.3	34.5	57.4	30.0
Goodwill impairment charge	—	—	—	—	—	—	—	—
Restructuring costs	—	—	—	—	—	—	—	—
Operating income (loss)	$1.1	1.8%	$8.9	8.5%	$(0.5)	(0.5)%	$11.2	5.9%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — Other	Three Months Ended				Six Months Ended
	August 28, 2020		August 23, 2019		August 28, 2020		August 23, 2019
Operating income (loss)	$1.1	1.8%	$8.9	8.5%	$(0.5)	(0.5)%	$11.2	5.9%
Add: goodwill impairment charge	—	—	—	—	—	—	—	—
Add: restructuring costs	—	—	—	—	—	—	—	—
Adjusted operating income (loss)	$1.1	1.8%	$8.9	8.5%	$(0.5)	(0.5)%	$11.2	5.9%
The Other category posted operating income of $1.1 in Q2 2021 compared to $8.9 in the prior year, which included $2.6 from PolyVision. The remaining decline was driven by lower revenue, partially offset by lower operating expenses. Year-to-date 2021 operating results decreased by $11.7 compared to the prior year. The prior year results included $4.4 from PolyVision and the remaining decrease was driven by the same factors as the quarter.
Revenue in the Other category represented 7.5% of consolidated revenue in Q2 2021. Q2 2021 revenue of $61.7 represented a decrease of $42.6 or 41% compared to the prior year. The decrease was driven by lower revenue in both Asia Pacific and Designtex as a result of reduced demand due to the COVID-19 pandemic and a $17.1 impact from the PolyVision divestiture. After adjusting for the $17.1 impact of the divestiture and $0.8 of currency translation effects, the organic revenue decline was $24.7 or 29% compared to the prior year. Year-to-date 2021 revenue of $111.1 represented a decrease of $79.9 or 42%, compared to the prior year. The decline was driven by the same factors as the quarter. After adjusting for the $33.3 impact of the divestiture and $2.4 of currency translation effects, the organic revenue decline was $44.2 or 28%, compared to the prior year.
Operating expenses in Q2 2021 decreased by $10.0 compared to the prior year. The decrease was driven by approximately $3 from lower discretionary spending, approximately $3 of lower employee costs primarily related to temporary salary reductions, and a $3.1 impact from the PolyVision divestiture. Operating expenses for year-to-date 2021 decreased by $19.1 compared to the prior year, driven by the same factors as the quarter.
Corporate
Corporate costs include unallocated portions of shared service functions, such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 28, 2020	August 23, 2019	August 28, 2020	August 23, 2019
Operating expenses	$3.6	$8.4	$6.2	$16.3
The decrease in operating expenses in Q2 2021 compared to the prior year was due to $5.3 of higher COLI income, temporary salary reductions and lower discretionary spending, partially offset by a $2.3 increase in deferred compensation expense. The decrease for year-to-date 2021 was driven by the same factors as the quarter.

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

Liquidity Sources	August 28, 2020	February 28, 2020
Cash and cash equivalents	$515.9	$541.0
Company-owned life insurance	167.8	160.0
Availability under credit facilities	268.2	273.3
Total liquidity sources available	$951.9	$974.3
As of August 28, 2020, we held a total of $515.9 in cash and cash equivalents. Of that total, 89% was located in the U.S. and the remaining 11% was located primarily in China (including Hong Kong), Mexico, the U.K. and Malaysia.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 28, 2020 and August 23, 2019:

	Six Months Ended
Cash Flow Data	August 28, 2020	August 23, 2019
Net cash provided by (used in):
Operating activities	$44.9	$42.8
Investing activities	(6.0)	(29.6)
Financing activities	(63.8)	(42.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Net decrease in cash, cash equivalents and restricted cash	(24.7)	(30.9)
Cash, cash equivalents and restricted cash, beginning of period	547.1	264.8
Cash, cash equivalents and restricted cash, end of period	$522.4	$233.9

Cash provided by operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 28, 2020	August 23, 2019
Net income	$17.4	$78.3
Depreciation and amortization	43.3	41.4
Goodwill impairment charge	17.6	—
Restructuring costs	15.6	—
Changes in accounts receivable, inventories and accounts payable	21.3	(64.9)
Employee compensation liabilities	(120.8)	(46.1)
Employee benefit obligations	(24.9)	(17.7)
Customer deposits	74.3	7.4
Changes in other operating assets and liabilities	1.1	44.4
Net cash provided by operating activities	$44.9	$42.8
In year-to-date 2021, we generated cash from working capital, primarily driven by collections on accounts receivable. We also offered deposit incentives to our dealers which drove a significant increase in customer deposits. In year-to-date 2020, we utilized cash in working capital, primarily driven by strong revenue growth during that period. Annual payments related to accrued variable compensation and retirement plan contributions, typically made in Q1 each year, totaled $148.0 in year-to-date 2021 compared to $114.3 in year-to-date 2020. Changes in other operating assets and liabilities in year-to-date 2021 reflects a net $20.2 increase in income taxes receivable.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 28, 2020	August 23, 2019
Capital expenditures	$(18.0)	$(32.5)
Proceeds from disposal of fixed assets	7.1	1.0
Other	4.9	1.9
Net cash used in investing activities	$(6.0)	$(29.6)
Capital expenditures in year-to-date 2021 were lower compared to the prior year due to our continued focus on reduced spending and were primarily related to investments in manufacturing operations, customer-facing facilities and product development. We sold land for proceeds of $7.1 in year-to-date 2021. Other investing activities in year-to-date 2021 included $3.3 of additional proceeds from the partial sale of an unconsolidated affiliate in 2018.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 28, 2020	August 23, 2019
Dividends paid	$(20.1)	$(34.5)
Common stock repurchases	(42.3)	(5.9)
Borrowings on lines of credit	250.0	—
Repayments on lines of credit	(250.0)	—
Other	(1.4)	(2.3)
Net cash used in financing activities	$(63.8)	$(42.7)
We paid dividends of $0.07 and $0.10 per common share in Q1 2021 and Q2 2021, respectively, and $0.145 per common share in each of Q1 2020 and Q2 2020.
During year-to-date 2021, we borrowed and subsequently repaid $250.0 on our global credit facility.

In year-to-date 2021, we repurchased 3,244,594 shares of Class A common stock, 244,594 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2020, we repurchased 347,256 shares of Class A common stock, 239,831 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 28, 2020, we had $56.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q2 2021, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During year-to-date 2021, we borrowed and subsequently repaid $250.0 on our global credit facility. See Liquidity Facilities for more information.
Liquidity Facilities
Our total liquidity facilities as of August 28, 2020 were:

Liquidity Facilities	August 28, 2020
Global committed bank facility	$250.0
Various uncommitted lines	21.3
Total credit lines available	271.3
Less: Other guarantees	(3.1)
Available capacity	$268.2
We have a $250.0 global committed five-year bank facility in effect through 2025. As of August 28, 2020, there were no borrowings outstanding under the facility and $3.1 of guarantees reducing our availability. As of August 28, 2020, we were in compliance with all covenants under the facility.
Our various uncommitted lines may be changed or canceled by the banks at any time. There were no borrowings outstanding under the uncommitted facilities as of August 28, 2020.
In addition, we have credit agreements totaling $35.3 which can be utilized to support letters of credit, bank guarantees or foreign exchange contracts. Letters of credit and bank guarantees of $12.7 were outstanding under these facilities as of August 28, 2020. There were no draws on our letters of credit during year-to-date 2021 or year-to-date 2020.
Total consolidated debt as of August 28, 2020 was $483.3. Our debt primarily consists of $443.7 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of August 28, 2020 of $38.8. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
At August 28, 2020, our total liquidity position, comprised of cash, cash equivalents and the cash surrender value of COLI, aggregated to $683.7. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known or foreseeable liquidity needs.
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

During Q1 2021, in response to the COVID-19 pandemic and related economic uncertainty, we took a number of actions to protect our liquidity, including borrowing under our global credit facility, temporarily reducing pay for most of our salaried workforce, eliminating travel and events, overtime, temporary labor and annual merit increases, and scaling back project spending. During Q2 2021, as we were able to resume our manufacturing activities globally and our revenue improved, we repaid all outstanding borrowings under our global credit facility and, by the end of the quarter, we restored most of our salaried workforce to full pay. Due to the continued year-over-year declines in our recent order patterns and the uncertainty related to the COVID-19 pandemic, we have implemented workforce reductions in our Americas segment, and we expect to continue to maintain our other cost reduction efforts during the remainder of 2021.
On September 22, 2020, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q3 2021. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q2 2021, there have been no changes in the items that we have identified as critical accounting estimates.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 28, 2020 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 28, 2020. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2021, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2021, no material change in interest rate risk occurred.

Commodity Price Risk
During Q2 2021, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2021, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 28, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 28, 2020, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 28, 2020.  There has not been a material change to the risk factors set forth in our Form 10-K for the fiscal year ended February 28, 2020, except for the following risk factor which supplements and updates the risk factors previously disclosed and should be considered in conjunction with the Risk Factors section in our Form 10-K for the fiscal year ended February 28, 2020:
The COVID-19 pandemic has had, and is expected to continue to have, a significant and adverse effect on our business.
The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) caused significant disruptions in our manufacturing and distribution operations and supply chains during Q1 2021 and required many office workers globally to work from home on a temporary basis, which has had a negative impact on global demand for our industry. In response to these developments, we took a number of actions to temporarily reduce our spending, including temporary and permanent layoffs, temporary pay reductions and reduced spending on product development and strategic initiatives. These actions have had and may continue to have a negative impact on our employee retention and our growth strategies in the future.
The economic impacts of the COVID-19 pandemic have had a negative impact on many of our customers, particularly those in the retail, hospitality, automotive, aviation, energy and flexible real estate sectors, and thus has negatively affected our revenues and may increase credit risk for us and our dealers. In addition, the actions being taken by governments and third parties to prevent the spread of COVID-19 have resulted in increased working from home for an extended period of time, which has been impacting and may continue to impact overall demand for office furniture and our revenue.
The severity of these various impacts on our business will depend in part on whether governments reimpose quarantine or stay-at-home orders in the coming months, the timing of when companies have their employees return to the office, the continuation of government benefits and other stimulus efforts to mitigate the effects of the COVID-19 pandemic and the speed of the recovery of economic conditions globally and locally, all of which are highly uncertain and out of our control. The impacts of COVID-19 are far-reaching, and the duration and intensity of the impact on our business, our industry and the global economy are not yet fully known.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
5/30/2020 - 7/3/2020	—	$—	—	$56.4
7/4/2020 - 7/31/2020	205	$11.47	—	$56.4
8/1/2020 - 8/28/2020	—	$—	—	$56.4
Total	205	(2)	—
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock.
(2)All of these shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
Item 6.Exhibits:

Exhibit No.	Description

10.1*	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels LInkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: September 25, 2020