Form 10-K
period 2021-02-26
STEELCASE INC
filed 2021-04-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2021
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.0 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 16, 2021, 90,050,455 shares of the registrant’s Class A Common Stock and 25,613,944 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be held on July 14, 2021, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 26, 2021

PART I
Item 1.Business:
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
Overview
At Steelcase, our purpose is to unlock human promise by transforming work, worker and workplace. Through our family of brands that include Steelcase®, Coalesse®, Designtex®, Smith System®, AMQ®, and Orangebox®, we offer a comprehensive portfolio of furniture, architectural and technology products designed to help people reach their full potential. Our solutions are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,100 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
We focus on translating our research-based insights into products, applications and experiences that help the world’s leading organizations amplify the performance of their people, teams and enterprise. We help our customers create workplace, healthcare and educational environments that support attraction and retention of talent, employee well-being and engagement, organizational culture and productivity, and other needs of their people, while also optimizing the value of their real estate investments. Our global scale and reach allow us to provide a consistent experience to global customers while offering local differentiation.
We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We also sell a selection of our products through web-based, retail and technology distribution channels, including direct sales of work-from-home and learn-from-home products to consumers in a number of markets.
Our Offerings
Our brands provide a comprehensive portfolio of furniture, architectural and technology products for individual and collaborative work across a range of price points. We have expanded our offerings through investments in product development, acquisitions and marketing partnerships. Our furniture portfolio includes furniture systems, seating, storage, fixed and height-adjustable desks, benches and tables and complementary products such as work accessories, lighting, mobile power and screens. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative environments and casual settings and specialty seating for specific vertical markets such as healthcare and education. Our interior architectural products include full and partial height walls and architectural pods. Our technology solutions support group collaboration and workspace scheduling. We also offer services designed to enhance the performance of people, space and real estate. These services include workplace strategy consulting, data-driven space measurement, lease origination services and furniture and asset management.

Steelcase
Steelcase leverages insights from user-centered research to help our customers create high performing and sustainable work environments. We strive to be a trusted partner to those who seek to use space as a strategic asset to elevate their performance, support the wellbeing of their people and attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, healthcare organizations, schools, colleges and universities and government entities) that are forward-thinking, are often large with ever-changing complex needs and often have a global scale and operations.
Steelcase brand extensions include:
•Steelcase Health, which works with leading healthcare organizations to create places that deliver greater connection, empathy and well-being for everyone involved in the experience of health.
•Steelcase Education, which works with leading educational institutions to create places that enhance the success and well-being of students and educators.
Coalesse
Led by intuition, backed by research and driven by design, Coalesse creates thoughtful furnishings that bring new life to the modern workplace. The brand blends beauty and utility into their designs to help customers make great spaces that inspire great work, by empowering social connection, creative collaboration, focus and rejuvenation.
Smith System
Smith System is a designer and manufacturer of high quality furniture for the pre-K-12 education market. Smith System offers desking, seating and storage products. Smith System designs and manufactures products that support inspired learning – addressing the needs of the student, the demands of the curriculum and the realities of space, maintenance and budget.
Designtex
Designtex offers applied materials that enhance environments and is a leading resource for applied surfaces knowledge, innovation and sustainability. Designtex products include premium fabrics and surface materials and imaging solutions designed to enhance seating, walls, workstations and floors. These materials provide privacy, wayfinding, motivation, communications and artistic expression.
AMQ
AMQ offers high quality, affordable height-adjustable desking, benching, storage, tables and seating for workstations, collaborative environments and training rooms. AMQ specializes in furniture that ships in just five business days, for adaptable, quick, modern designs that fit contemporary, active office spaces.
Orangebox
Orangebox is a designer and manufacturer of furniture for the changing workplace with a focus on "Smartworking" solutions: furniture that fosters collaboration while providing contemporary aesthetics, visual and acoustic privacy and commercial-grade performance.
Reportable Segments
We operate on a worldwide basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas and specific product categories, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 and Note 22 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our comprehensive portfolio of furniture, architectural and technology products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, and Orangebox brands.

We serve Americas customers mainly through approximately 400 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including education, financial services, government, healthcare, information technology, insurance and manufacturing.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 5% of the segment’s revenue in 2021, and the five largest independent Steelcase dealers collectively accounted for approximately 17% of the segment’s revenue in 2021.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price, global service and relationships with customers, architects and designers. Our most significant competitors in the U.S. are Haworth, Inc., Herman Miller, Inc., HNI Corporation and Knoll, Inc.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with a comprehensive portfolio of furniture, architectural and technology products. Our largest presence is in Western Europe, where we believe we are among the market leaders in Germany, France, Spain and the U.K.
We serve EMEA customers mainly through approximately 340 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. The largest independent Steelcase dealer in the EMEA segment accounted for less than 3% of the segment’s revenue in 2021. The five largest Steelcase independent dealers collectively accounted for approximately 12% of the segment’s revenue in 2021. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare and information technology.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific and Designtex.
Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture, architectural and technology products. We primarily sell directly to end-use customers as well as through approximately 60 Steelcase independent dealer locations. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
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

Marketing Partnerships
We have entered into marketing partnerships with a number of companies, including Blu Dot, Bolia, Carl Hansen & Son, EMU, Extremis, FLOS, Mattiazzi, Microsoft, Mitchell Gold + Bob Williams, Moooi, Nanimarquina, PolyVision, Tom Dixon, Viccarbe and West Elm, that are intended to allow us to offer additional products and services to our dealers and customers which are complementary to our products and services and leverage our scale.  These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers.  In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we typically transport and deliver those products to our dealers and customers for a fee.  We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Joint Ventures and Other Equity Investments
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 26, 2021, our investments in these unconsolidated joint ventures and other equity investments totaled $51.5. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net on the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 2% of our consolidated revenue in 2021, and our five largest customers collectively accounted for approximately 6% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2021, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2021. The five largest independent Steelcase dealers collectively accounted for approximately 12% of our consolidated revenue in 2021. We do not believe our business is dependent on any single independent dealer, the loss of which would have a sustained material adverse effect on our business.
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
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to maintain efficient freight and delivery costs and improve service to our dealers and customers.

Materials
Approximately 57% of our cost of sales in 2021 related to raw materials, components and finished goods purchased from a significant number of suppliers around the world. The raw materials that we purchase and that are used in the manufacture of the components and finished goods that we purchase include steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard. During 2021, the availability of steel was negatively impacted by shortages and disruption in the steel industry as a result of the COVID-19 pandemic, and during Q1 2022, the availability of foam in the U.S. has been negatively impacted by disruption in the foam supply chain as a result of a severe weather event. These reductions in availability have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such materials. In addition, the prices for many of the raw materials, components and finished goods we procure have fluctuated in recent years due to changes in global supply and demand, and the costs of these items can be impacted by changes in import tariffs and trade barriers. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.
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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs, which vary from furniture, architectural and technology solutions to single products or enhancements to existing products and across different vertical market applications such as healthcare and education. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios around the world and sometimes involves external design services.
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
We incurred $48.1, $50.6 and $53.7 in research, design and development expenses in 2021, 2020 and 2019, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
Human Capital Resources
We aspire to be a human-centered company committed to fostering a culture of integrity and trust, supported by our core values, which are:
•act with integrity,
•tell the truth,
•keep commitments,
•treat people with dignity and respect,
•promote positive relationships,
•protect the environment, and
•excel.

Our leaders play a critical role in curating our culture, and we have established a set of leadership pillars designed to promote empathic leadership and align leader actions with our core values and the culture we strive to create. These pillars are:
•build strong teams,
•unite in purpose,
•create clarity,
•cultivate resilience, and
•deliver results.
We believe our employees are one of our greatest assets, and we are dedicated to the continuous learning and professional development of every employee. We invest in our employees through multiple avenues, including providing competitive pay and benefits, sharing profits through annual bonus opportunities, offering career development and professional training programs, providing inspiring and supportive spaces for our employees to work and collaborate, and offering a range of services to support our employees' physical, emotional, cognitive and financial wellbeing.
Employees
As of February 26, 2021, we had approximately 11,100 employees, of which approximately 6,300 work in manufacturing and distribution and approximately 200 are part-time. Additionally, we had approximately 800 temporary workers who primarily work in manufacturing. Approximately 50 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,600 employees are represented by unions or workers' councils that operate to promote the interests of workers.
Diversity, Equity and Inclusion
We strive to create an environment where employees around the globe are valued, respected, accepted and encouraged to be authentic and to fully participate in our organization. We believe our culture helps to unlock each employee's unique contributions and amplifies the power of the individual to better serve our customers and the communities in which we live and work. We are focused on enhancing a culture of diversity, equity and inclusion through the following key objectives:
•build diverse teams that reflect our communities,
•ensure equitable access to development opportunities across the organization, and
•develop a culture of inclusion that promotes curiosity and creativity.
Talent Development
Talent development is essential to our business strategy, and we are continually focused on providing all our employees with the resources they need to reach their full potential. We approach talent development through a variety of tools, practices and experiences, including:
•connecting our employees to digital learning experiences to help them thrive,
•identifying sought out skills from our employees and designing learning paths related to these skills,
•emphasizing an environment that values learning as an everyday practice across the organization, and
•frequent and purposeful conversations between employees and leaders that inspire achievement and growth.
Learning is how we work and how we lead. We aspire to be a learning organization that regenerates capabilities and adapts our culture as a competitive advantage.

Compensation and Employee Benefits
Our compensation philosophy is to value the contribution of our employees, motivate achievement of strategic objectives that will contribute to our company’s success and share profits through broad-based incentive arrangements designed to reward performance for all employees. This philosophy is achieved through competitive pay and benefits and a variety of other offerings such as career development and wellbeing initiatives. We review pay ranges annually to ensure external competitiveness and internal equity. We also share profits with both salaried and hourly employees through an annual bonus opportunity based on company profitability. We believe our philosophy helps promote productive, inspired and committed individuals and teams that feel appreciated and rewarded for their contributions.
Supporting Our Employees Through the COVID-19 Pandemic
In response to the COVID-19 pandemic, we took actions to protect our employees’ safety, health and wellbeing, including equipping employees with personal protective equipment, establishing social distancing practices, deep cleaning and sanitizing our manufacturing facilities and offices more frequently, installing additional physical barriers for personal workspaces, implementing temperature screening at our facilities, and instituting other measures aimed at stopping and preventing the spread of COVID-19 while maintaining business operations. Consistent with government mandates and requirements, our employees whose jobs could be performed remotely worked from home.
In addition to ensuring the physical wellbeing of our employees during the pandemic, we adopted policies to help them in a variety of other ways. We paid the full cost of health insurance premiums for our U.S. employees while they were on temporary layoffs or reduced working hours during 2021, and we offered part-time and flexible schedules to help employees navigate the demands of work and caregiving throughout the pandemic. We also provided a range of emotional wellbeing and mental health services and offered provisions for employees to manage their cash flow through temporary adjustments to our retirement and flexible spending account programs.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” “Coalesse,” “Designtex,” "Smith System," “AMQ” and “Orangebox” trademarks.
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
Item 1A.Risk Factors:
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
Macroeconomic and Workplace Trends Risk Factors
The COVID-19 pandemic has had, and is expected to continue to have, a significant and adverse effect on our business.
The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) caused significant disruptions in our manufacturing and distribution operations and supply chains during 2021 and have required many office workers globally to work from home for an extended period of time, which has had a significant negative impact on global demand for office furniture and our revenue.
The severity of these various impacts on our business will depend in part on the extent and duration of government quarantine/stay-at-home orders and travel restrictions, the speed of vaccine deployment, the emergence of new variants of COVID-19, the availability of government benefits and other stimulus efforts to mitigate the effects of the pandemic, the timing of when companies have their employees return to the office, and the pace of the recovery of economic conditions globally and locally, all of which are highly uncertain and out of our control. The impacts of the COVID-19 pandemic are far-reaching, and the duration and intensity of the impacts on our business, our industry and the global economy are not yet fully known. We do not expect to see significant improvement in the demand for office furniture until companies make definitive plans for their employees to return to the office, and many companies may choose to delay making changes to their workplaces until employees have returned.
In response to the impacts of the pandemic on our business, we took a number of actions in 2021 to reduce our spending, including temporary and permanent layoffs, temporary pay reductions and reduced spending on product development and strategic initiatives. These actions have had and may continue to have a negative impact on our employee retention and our growth strategies in the future.

Our industry is influenced by cyclical macroeconomic factors and future downturns may adversely affect our revenue and profits.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced by macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. The U.S. and European office furniture industries have experienced three major declines in demand in the past twenty years, driven by global economic downturns including the current global economic downturn caused by the COVID-19 pandemic. During these downturns, our revenue declined substantially and our profitability was significantly reduced. Our revenues and profitability can be, and currently are being, impacted by adverse changes in these macroeconomic factors. These macroeconomic factors are difficult to predict, and if we are unsuccessful in further adapting our business as economic cyclical changes occur, our results may be adversely affected.
Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, the globalization of business, changing workforce demographics, shifts in work styles and behaviors and increased working from home have been changing the world of work and impacting the types of workplace products and services purchased by our customers. In recent years, these trends have resulted in changes such as:
•an increase in demand for products for working from home,
•an increase in demand for residential and lounge products for office settings,
•customer interest in a broader range of price points, quality levels and warranty coverage,
•shifting demand among product categories and
•more frequent refreshment of workplace settings.
These trends have also had an impact on our competitive landscape, including (1) the emergence of smaller office furniture competitors, (2) increased competition from residential furniture providers, (3) diversification by some of our larger competitors into other industries and (4) an increase in customers outsourcing workplace management to real estate management service firms and flexible real estate providers.
We compete on a variety of factors, including: brand recognition and reputation; insights from our research; the breadth of our global reach; product design and features; price, lead time, delivery and service; product quality; strength of our dealer network and other distributors, and relationships with customers and key influencers, such as architects, designers and facility managers. If we are unsuccessful in continuing to develop and offer a wide variety of solutions which respond to changes in workplace trends, or if we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which arise from outside our industry, our revenue and profits may be adversely affected.
We may not be able to successfully develop, implement and manage our growth strategies.
Our longer-term success depends on our ability to successfully develop, implement and manage our growth strategies, which include:
•translating our research to insights that inform our development of innovative products and customer solutions,
•growing our market share with existing dealers and customers in addition to serving new customers,
•realizing the value from acquisitions and investing in new acquisitions and business ventures,
•continuing our expansion into adjacent markets such as healthcare clinical spaces and learning environments,
•continuing to reinvest in growth opportunities in our Asia Pacific business,
•enhancing our capabilities to serve the work-from-home market,
•expanding our architectural and technology product offerings and

•developing and realizing growth from marketing partnerships.
If these strategies to increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market leadership and profitability may be adversely affected.
Manufacturing, Supply Chain and Distribution Risk Factors
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold within the region. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2021, approximately 34% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in goods, or requiring goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
We are and may continue to be adversely affected by changes in raw material, commodity and other input costs.
We and our suppliers procure raw materials (including steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel, freight, energy, labor and other input costs can fluctuate due to changes in global, regional or local supply and demand, larger currency movements and changes in tariffs and trade barriers, which can also cause supply interruptions. During 2021, the availability of steel was negatively impacted by shortages and disruption in the steel industry as a result of the COVID-19 pandemic, and during Q1 2022, the availability of foam in the U.S. has been negatively impacted by disruption in the foam supply chain as a result of a severe weather event. These reductions in availability have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such materials. In the short-term, significant increases in raw material, commodity and other input costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. If we are not successful in passing along higher raw material, commodity and other input costs to our customers over the longer-term because of competitive pressures, our profitability could be negatively impacted.
The lack of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Many of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific), certain components are manufactured in only one location globally and our manufacturing model is predominately make-to-order.  As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, severe weather events, pandemics, disruptions in the supply of materials or components, systems and equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.

We are reliant on a global network of suppliers that exposes us to certain risks outside of our control.
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods may be affected by:
•fluctuations in the availability and quality of raw materials,
•the financial solvency of our suppliers and their supply chains,
•disruptions caused by labor activities and
•damage or loss of production from accidents, natural disasters, severe weather events, pandemics, security concerns (including terrorist activity, armed conflict and civil or military unrest), trade embargoes, changes in tariffs, systems and equipment failures or disruptions, cyberattacks or security breaches, and other causes.
Any disruptions or fluctuations in the supply and delivery of raw materials, components and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition. During 2021, the availability of steel was negatively impacted by shortages and disruption in the steel industry as a result of the COVID-19 pandemic, and during Q1 2022, the availability of foam in the U.S. has been negatively impacted by disruption in the foam supply chain as a result of a severe weather event. These reductions in availability have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such materials.
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
We rely on our dealers to sell, deliver and install products to our customers, and their ability to perform and their financial conditions could be affected by events such as natural disasters, severe weather events, pandemics, systems and equipment failures or disruptions, cyberattacks or security breaches. A significant disruption in the operations of our dealers could have an adverse impact on our business, operating results or financial condition.
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
Global Footprint Risk Factors
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
We have manufacturing facilities, sales locations and offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries. Our global presence is also subject to market risks, which in turn could have an adverse effect on our business, operating results or financial condition, including:
•differing business practices, cultural factors and regulatory requirements,
•political, social and economic instability, natural disasters, security concerns, including terrorist activity, armed conflict and civil or military unrest and global health issues and

•intellectual property protection challenges.
Our global footprint makes us vulnerable to currency exchange rate fluctuations and currency controls.
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. While we seek to manage our foreign exchange risk largely through operational means by matching revenue with same-currency costs, our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the near-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, it could have an adverse effect on our business, operating results or financial condition.
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
Financial Risk Factors
We may be required to record impairment charges related to goodwill which would adversely affect our results of operations.
We have net goodwill of $218.1 as of February 26, 2021. Goodwill is not amortized but is evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations. In Q1 2021, a triggering event occurred which resulted in an interim impairment evaluation of goodwill for each of our reporting units, and as a result of such evaluation, we recorded a $17.6 goodwill impairment charge in our Orangebox U.K. reporting unit.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our future effective tax rate could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws or their interpretation.  In addition, such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  A reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets. As of February 26, 2021, we had net deferred tax assets of $106.3, and approximately 54% of our net deferred tax assets were subject to recovery in the U.S.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $46.1 and $22.0, respectively, against which valuation allowances totaling $6.1 have been recorded.  NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.

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
General Risk Factors
We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems.
We rely on information technology systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to our customers, dealers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, telecommunication and internet failures, natural disasters and power loss. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially adversely impact our business, operating results or financial condition. We maintain insurance coverage which may cover some of these risks, subject to the terms and conditions of the applicable policies, but such coverage may not be available or sufficient to cover all of the losses which may arise.
In Q3 2021, we detected a cyberattack that resulted in unauthorized access to our information technology systems. To protect our systems during that cyberattack, we temporarily shut down our global operations, which resulted in a delay of approximately $60 in revenue from Q3 2021 to Q4 2021; however, we do not believe this incident had or will have a materially adverse impact on our business, operating results or financial condition or the effectiveness of our internal controls.
We may be adversely affected by security breaches, errors or disruptions relating to our software and software-as-a-service offerings.
We sell enterprise resource planning software and software-as-a-service offerings to our dealers, and we sell technology products and service offerings to our customers. In connection with some of these offerings, we collect and store data belonging to our dealers and customers, and we rely on third parties, such as cloud hosting providers and other service providers, to perform some of our obligations. If the security measures we and our third-party vendors use are breached, if there are errors in our software or if there are any service interruptions caused by other events, our offerings may not operate properly, dealer or customer data could be lost or compromised, and our dealers’ businesses may be disrupted. In such events, we may incur legal liabilities, lost business or harm to our brand reputation, which could have a negative impact on our business, operating results or financial condition.

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
We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions. While we have made significant investments to improve product quality and our warranty reserve has declined over the past five years based on historical claims experience, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty charges. We purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.
Item 1B.Unresolved Staff Comments:
None.
Item 2.Properties:
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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	14	5	9
EMEA	6	5	1
Other category	3	—	3
Total	23	10	13
Item 3.Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.
Item 4.Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Guillaume M. Alvarez	61	Senior Vice President, EMEA
Sara E. Armbruster	50	Executive Vice President, Director
Donna K. Flynn	53	Vice President, Global Talent Management
Ulrich H. E. Gwinner	59	President, Asia Pacific
James P. Keane	61	President and Chief Executive Officer, Director
Robert G. Krestakos	59	Vice President, Global Operations
James N. Ludwig	57	Vice President, Global Design and Product Engineering
Lizbeth S. O’Shaughnessy	59	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Eddy F. Schmitt	49	Senior Vice President, Americas
Allan W. Smith, Jr.	53	Vice President, Global Marketing
David C. Sylvester	56	Senior Vice President, Chief Financial Officer
Robin L. Zondervan	41	Vice President, Corporate Controller & Chief Accounting Officer
Guillaume M. Alvarez has been Senior Vice President, EMEA since March 2014 and has been employed by Steelcase since 1984.
Sara E. Armbruster has been Executive Vice President since April 2021. Ms. Armbruster was Vice President, Strategy, Research and Digital Transformation from February 2018 to April 2021 and Vice President, Strategy, Research and New Business Innovation from January 2014 to February 2018. Ms. Armbruster has been employed by Steelcase since 2007.
Donna K. Flynn has been Vice President, Global Talent Management since March 2020. Ms. Flynn was Vice President, WorkSpace Futures - Research from June 2015 to March 2020 and has been employed by Steelcase since 2011.
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
Eddy F. Schmitt has been Senior Vice President, Americas since March 2014 and has been employed by Steelcase since 2003.
Allan W. Smith, Jr. has been Vice President, Global Marketing since September 2013 and has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.
Robin L. Zondervan has been Vice President, Corporate Controller & Chief Accounting Officer since April 2021. Ms. Zondervan was Corporate Controller & Chief Accounting Officer from December 2020 to April 2021, Corporate Controller from May 2018 to December 2020 and Assistant Corporate Controller from March 2014 to May 2018. Ms. Zondervan has been employed by Steelcase since 2011.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 16 to the consolidated financial statements for additional information. As of the close of business on April 16, 2021, we had outstanding 115,664,399 shares of common stock with 5,130 shareholders of record. Of these amounts, 90,050,455 shares are Class A Common Stock with 5,062 shareholders of record and 25,613,944 shares are Class B Common Stock with 68 shareholders of record.
Fourth Quarter Share Repurchases
There were no share repurchases during Q4 2021. As of February 26, 2021, approximately $56.4 remained in shares that may yet be purchased under the $150 share repurchase program approved by our Board of Directors in January 2016. This program has no specific expiration date.

Item 6.Selected Financial Data:

	Year Ended
Financial Highlights	February 26, 2021	February 28, 2020	February 22, 2019	February 23, 2018	February 24, 2017
Operating Results:
Revenue	$2,596.2	$3,723.7	$3,443.2	$3,055.5	$3,032.4
Gross profit (1)	762.8	1,215.2	1,087.9	1,005.2	1,007.6
Operating income (1)	43.0	257.0	183.6	155.2	196.2
Income before income tax expense	25.9	245.2	163.9	161.5	196.3
Net income	26.1	199.7	126.0	80.7	124.6
Supplemental Operating Data:
Effective tax rate	(0.8)%	18.6%	23.1%	50.0%	36.5%
Restructuring costs	$(28.6)	$—	$—	$—	$(5.1)
Goodwill and intangible asset impairment charges	(17.6)	—	—	—	—
Capital expenditures	(41.3)	(73.4)	(81.4)	(87.9)	(61.1)
Share Data:
Basic earnings per common share	$0.22	$1.67	$1.06	$0.68	$1.03
Diluted earnings per common share	$0.22	$1.66	$1.05	$0.68	$1.03
Weighted average shares outstanding - basic	117.5	119.6	119.1	119.2	120.7
Weighted average shares outstanding - diluted	117.8	120.2	119.5	119.4	121.2
Dividends paid per common share	$0.37	$0.58	$0.54	$0.51	$0.48
Balance Sheet Data:
Cash and cash equivalents	$489.8	$541.0	$261.3	$283.1	$197.1
Short-term investments	—	—	—	—	73.4
COLI	169.5	160.0	156.1	172.2	168.8
Working capital (2)	530.4	497.9	353.4	299.2	295.8
Total assets	2,354.0	2,565.4	2,142.4	1,859.2	1,792.0
Total debt	483.9	484.3	487.0	295.0	297.4
Total liabilities	1,393.5	1,595.0	1,292.6	1,045.9	1,025.5
Total shareholders’ equity	960.5	970.4	849.8	813.3	766.5
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$64.8	$360.8	$131.2	$227.0	$170.7
Investing activities	(30.6)	4.5	(271.6)	(47.5)	(48.4)
Financing activities	(87.8)	(81.9)	122.3	(97.5)	(105.9)
(1)Reflects the reclassification of net expenses from Cost of sales and Operating expenses to Other income, net of $0.8 and $4.0 for the years ended February 23, 2018 and February 24, 2017, respectively, as a result of our adoption of Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), which was issued by the Financial Accounting Standards Board in March 2017.
(2)Working capital equals current assets minus current liabilities, as presented in the Consolidated Balance Sheets.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
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
The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue from the prior year excluding estimated currency translation effects, the impacts of acquisitions and divestitures and the impact of the additional week in 2020; and (2) adjusted operating income (loss), which represents operating income (loss) excluding goodwill impairment charges and restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

Statement of Operations Data— Consolidated	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Revenue	$2,596.2	100.0%	$3,723.7	100.0%	$3,443.2	100.0%
Cost of sales	1,822.8	70.2	2,508.5	67.4	2,355.3	68.4
Restructuring costs	10.6	0.4	—	—	—	—
Gross profit	762.8	29.4	1,215.2	32.6	1,087.9	31.6
Operating expenses	684.2	26.4	958.2	25.7	904.3	26.3
Goodwill impairment charge	17.6	0.6	—	—	—	—
Restructuring costs	18.0	0.7	—	—	—	—
Operating income	43.0	1.7	257.0	6.9	183.6	5.3
Interest expense	(27.1)	(1.1)	(27.3)	(0.7)	(37.5)	(1.0)
Investment income	1.4	0.1	5.4	0.1	2.9	0.1
Other income, net	8.6	0.3	10.1	0.3	14.9	0.4
Income before income tax expense (benefit)	25.9	1.0	245.2	6.6	163.9	4.8
Income tax expense (benefit)	(0.2)	—	45.5	1.2	37.9	1.1
Net income	$26.1	1.0%	$199.7	5.4%	$126.0	3.7%
Earnings per share:
Basic	$0.22		$1.67		$1.06
Diluted	$0.22		$1.66		$1.05

Organic Revenue Growth (Decline) — Consolidated	Year Ended
	February 26, 2021	February 28, 2020
Prior year revenue	$3,723.7	$3,443.2
Acquisitions	2.2	88.6
Divestitures	(61.5)	(0.9)
Impact of additional week**	(48.4)	—
Currency translation effects*	23.0	(34.8)
Prior year revenue, adjusted	3,639.0	3,496.1
Current year revenue	2,596.2	3,723.7
Impact of additional week**	—	(48.4)
Current year revenue, adjusted	2,596.2	3,675.3
Organic growth (decline) $	$(1,042.8)	$179.2
Organic growth (decline) %	(29)%	5%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue in the Americas and Other category. EMEA ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Operating income	$43.0	1.7%	$257.0	6.9%	$183.6	5.3%
Add: goodwill impairment charge	17.6	0.6	—	—	—	—
Add: restructuring costs	28.6	1.1	—	—	—	—
Adjusted operating income	$89.2	3.4%	$257.0	6.9%	$183.6	5.3%
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2020 results of operations in comparison to 2019, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K.
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
In 2021, our revenue declined 30% compared to the prior year, and we had $43.0 of operating income. The impact of the decline in revenue was partially mitigated by savings from cost reduction actions and lower variable compensation expense, which supported our profitability in 2021 despite the economic challenges faced throughout the year.
We recorded net income of $26.1 and diluted earnings per share of $0.22 in 2021 compared to net income of $199.7 and diluted earnings per share of $1.66 in 2020. In 2021, the results included: (1) a goodwill impairment charge related to the EMEA segment, which had the effect of decreasing net income by $17.6 and diluted earnings per share by $0.15, and (2) restructuring costs in the Americas segment, which had the effect of decreasing net income by $17.4 and diluted earnings per share by $0.15. In 2020, the results included a gain from the sale of PolyVision Corporation ("PolyVision"), which had the effect of increasing net income by $19.7 after taking into account related variable compensation expense and tax benefits. Operating income of $43.0 in 2021 represented a decrease of $214.0 compared to the prior year. The decrease was due to lower revenue across all segments, restructuring costs and the goodwill impairment charge, partially offset by lower operating expenses and overhead costs. Excluding the impact of the restructuring costs and the impairment charge, adjusted operating income decreased by $167.8 compared to the prior year.

Revenue of $2,596.2 in 2021 represented a decrease of $1,127.5, or 30%, compared to the prior year. The decline was broad-based across all segments due to the impacts of the COVID-19 pandemic. Revenue declined by 31% in the Americas, 24% in EMEA and 38% in the Other category. After adjusting for a $61.5 impact from the divestiture of PolyVision, $48.4 from an additional week in 2020, $23.0 of currency translation effects and $2.2 from an acquisition, the organic revenue decline was $1,042.8 or 29% compared to the prior year. The organic revenue decline was 30% in the Americas, 26% in EMEA and 25% in the Other category.
Cost of sales as a percentage of revenue increased by 280 basis points to 70.2% of revenue in 2021 compared to 2020. Cost of sales as a percentage of revenue increased by 260 basis points in the Americas, 370 basis points in EMEA and 190 basis points in the Other category compared to the prior year. The year-over-year increase was driven by the decrease in revenue and approximately $15 of higher costs related to direct labor and logistics inefficiencies as a result of disruptions and supply chain challenges experienced throughout the year, partially offset by:
•an approximately $47 reduction in overhead costs,
•a $35.0 reduction in variable compensation expense ($4.3 of which related to the gain on the sale of PolyVision in the prior year), and
•pricing benefits.
Operating expenses of $684.2 in 2021 represented a decrease of $274.0 compared to the prior year. The primary drivers of the year-over-year decrease included:
•approximately $112 of lower discretionary spending,
•approximately $69 of lower wage and benefit expenses related to workforce reductions and temporary salary reductions,
•a $69.3 reduction in variable compensation expense ($9.1 of which related to the gain on the sale of PolyVision in the prior year),
•$10.4 related to the additional week in 2020,
•$6.7 of gains from the sale of land in 2021, and
•$6.2 of higher COLI income in 2021.
The year-over-year decrease in operating expenses was partially offset by a $21.0 gain from the sale of PolyVision in 2020. Operating expenses decreased by $206.0 in the Americas, $40.9 in EMEA and $16.7 in the Other category (which had a $20.6 benefit in 2020 from the gain on the sale of PolyVision, net of related variable compensation expense).
We recorded restructuring costs of $28.6 in 2021 in the Americas related to workforce reduction actions taken as a result of reduced demand due to the COVID-19 pandemic. See Note 23 to the consolidated financial statements for further information.
Our 2021 effective tax rate was (0.8)% compared to a 2020 effective tax rate of 18.6%.  The 2021 rate reflected $11.7 of benefits related to the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the non-deductible nature of the $17.6 goodwill impairment charge. The 2020 rate reflected $8.7 of net tax benefits related to the sale of PolyVision and a $3.1 reversal of a valuation allowance in the U.K. See Note 17 to the consolidated financial statements for additional information.

Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Interest expense	$(27.1)	$(27.3)	$(37.5)
Investment income	1.4	5.4	2.9
Other income (expense), net:
Equity in income of unconsolidated affiliates	9.3	12.3	13.7
Foreign exchange gain (loss)	(2.3)	0.3	0.3
Net periodic pension and post-retirement credit (expense), excluding service cost	(0.3)	0.9	3.7
Miscellaneous income (expense), net	1.9	(3.4)	(2.8)
Total other income, net	8.6	10.1	14.9
Total interest expense, investment income and other income, net	$(17.1)	$(11.8)	$(19.7)
Investment income decreased by $4.0 in 2021 compared to the prior year primarily due to lower market interest rates. Miscellaneous income (expense), net in 2021 included a $2.8 gain related to additional proceeds received in 2021 from the partial sale of an investment in an unconsolidated affiliate in 2018.
Business Segment Disclosure
See Note 22 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ and Orangebox brands.

Statement of Operations Data— Americas	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Revenue	$1,848.5	100.0%	$2,672.9	100.0%	$2,470.2	100.0%
Cost of sales	1,285.1	69.5	1,789.1	66.9	1,673.5	67.7
Restructuring costs	10.6	0.6	—	—	—	—
Gross profit	552.8	29.9	883.8	33.1	796.7	32.3
Operating expenses	437.8	23.7	643.8	24.1	586.8	23.8
Goodwill impairment charge	—	—	—	—	—	—
Restructuring costs	18.0	1.0	—	—	—	—
Operating income	$97.0	5.2%	$240.0	9.0%	$209.9	8.5%

Organic Revenue Growth (Decline) — Americas	Year Ended
	February 26, 2021	February 28, 2020
Prior year revenue	$2,672.9	$2,470.2
Acquisitions	2.2	43.6
Divestitures	—	—
Impact of additional week**	(42.7)	—
Currency translation effects*	(0.8)	(1.8)
Prior year revenue, adjusted	2,631.6	2,512.0
Current year revenue	1,848.5	2,672.9
Impact of additional week**	—	(42.7)
Current year revenue, adjusted	1,848.5	2,630.2
Organic growth (decline) $	$(783.1)	$118.2
Organic growth (decline) %	(30)%	5%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income - Americas	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Operating income	$97.0	5.2%	$240.0	9.0%	$209.9	8.5%
Add: goodwill impairment charge	—	—	—	—	—	—
Add: restructuring costs	28.6	1.6	—	—	—	—
Adjusted operating income	$125.6	6.8%	$240.0	9.0%	$209.9	8.5%
Operating income in the Americas declined by $143.0 in 2021 compared to the prior year. The 2021 results included $28.6 of restructuring costs. The remaining decrease was driven by lower revenue, partially offset by cost reductions. Excluding the impact of the restructuring costs, adjusted operating income decreased by $114.4 compared to the prior year.
The Americas revenue represented 71.2% of consolidated revenue in 2021. Revenue for 2021 of $1,848.5 represented a decrease of $824.4 or 31% compared to 2020. The decline was driven by reduced industry demand due to the COVID-19 pandemic. After adjusting for the $42.7 impact from the additional week in 2020, $2.2 from an acquisition and $0.8 of currency translation effects, revenue in 2021 declined by $783.1 or 30% on an organic basis compared to the prior year.
Cost of sales as a percentage of revenue increased by 260 basis points to 69.5% of revenue in 2021 compared to the prior year. The year-over-year increase was driven by the decrease in revenue and approximately $14 of higher costs related to direct labor and logistics inefficiencies as a result of disruptions and supply chain challenges experienced throughout the year, partially offset by:
•an approximately $39 reduction in overhead costs,
•$32.3 of lower variable compensation expense, and
•pricing benefits.

Operating expenses decreased by $206.0 in 2021 compared to the prior year. The year-over-year comparison reflected the following:
•approximately $75 of lower discretionary spending,
•$55.3 of lower variable compensation expense,
•approximately $48 of lower wage and benefit expenses related to workforce reductions and temporary salary reductions,
•$7.2 related to the additional week in 2020, and
•$6.7 from gains on the sale of land in 2021.
We recorded restructuring costs of $28.6 in 2021 related to workforce reduction actions taken as a result of reduced demand due to the COVID-19 pandemic. See Note 23 to the consolidated financial statements for additional information.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with a comprehensive portfolio of furniture, architectural and technology products.

Statement of Operations Data — EMEA	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Revenue	$511.3	100.0%	$669.6	100.0%	$617.0	100.0%
Cost of sales	380.4	74.4	473.2	70.7	448.7	72.7
Restructuring costs	—	—	—	—	—	—
Gross profit	130.9	25.6	196.4	29.3	168.3	27.3
Operating expenses	145.6	28.5	186.5	27.8	175.2	28.4
Goodwill impairment charge	17.6	3.4	—	—	—	—
Restructuring costs	—	—	—	—	—	—
Operating income (loss)	$(32.3)	(6.3)%	$9.9	1.5%	$(6.9)	(1.1)%

Organic Revenue Growth (Decline) — EMEA	Year Ended
	February 26, 2021	February 28, 2020
Prior year revenue	$669.6	$617.0
Acquisitions	—	45.0
Divestitures	—	(0.9)
Impact of additional week**	—	—
Currency translation effects*	24.3	(28.5)
Prior year revenue, adjusted	693.9	632.6
Current year revenue	511.3	669.6
Impact of additional week**	—	—
Current year revenue, adjusted	511.3	669.6
Organic growth (decline) $	$(182.6)	$37.0
Organic growth (decline) %	(26)%	6%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** EMEA ends its fiscal year on the last day of February, so the comparison to the prior year is generally consistent.

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) - EMEA	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Operating income (loss)	$(32.3)	(6.3)%	$9.9	1.5%	$(6.9)	(1.1)%
Add: goodwill impairment charge	17.6	3.4	—	—	—	—
Add: restructuring costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(14.7)	(2.9)%	$9.9	1.5%	$(6.9)	(1.1)%
EMEA operating results declined by $42.2 in 2021 compared to the prior year. The decrease was driven by lower revenue and a $17.6 goodwill impairment charge related to the Orangebox U.K. reporting unit in Q1 2021, partially offset by lower operating expenses. Excluding the impact of the goodwill impairment charge, the 2021 adjusted operating loss of $14.7 represented a decline of $24.6 compared to the prior year.
EMEA revenue represented 19.7% of consolidated revenue in 2021. Revenue decreased by $158.3 or 24% compared to the prior year. The decrease was broad-based across most markets due to reduced demand from the COVID-19 pandemic, partially offset by $24.3 of favorable currency translation effects. Adjusted for the currency translation effects, revenue in 2021 declined by $182.6 or 26% on an organic basis compared to the prior year.
Cost of sales as a percentage of revenue increased by 370 basis points to 74.4% in 2021 compared to the prior year. The increase was driven by lower revenue and unfavorable shifts in business mix (which included a higher mix of project business), partially offset by approximately $8 of lower overhead costs.
Operating expenses decreased by $40.9 in 2021 compared to the prior year. The decrease was driven by approximately $21 from lower discretionary spending, approximately $12 of lower wage and benefit expenses primarily related to temporary work hour reductions and $8.2 of lower variable compensation expense.
Other
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture, architectural and technology products. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020 and 2019, the Other category also included PolyVision which was sold in Q4 2020.

Statement of Operations Data — Other	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Revenue	$236.4	100.0%	$381.2	100.0%	$356.0	100.0%
Cost of sales	157.3	66.5	246.2	64.6	233.1	65.5
Restructuring costs	—	—	—	—	—	—
Gross profit	79.1	33.5	135.0	35.4	122.9	34.5
Operating expenses	78.9	33.4	95.6	25.1	108.6	30.5
Goodwill impairment charge	—	—	—	—	—	—
Restructuring costs	—	—	—	—	—	—
Operating income	$0.2	0.1%	$39.4	10.3%	$14.3	4.0%

Organic Revenue Growth (Decline) — Other	Year Ended
	February 26, 2021	February 28, 2020
Prior year revenue	$381.2	$356.0
Acquisitions	—	—
Divestitures	(61.5)	—
Impact of additional week**	(5.7)	—
Currency translation effects*	(0.5)	(4.5)
Prior year revenue, adjusted	313.5	351.5
Current year revenue	236.4	381.2
Impact of additional week**	—	(5.7)
Current year revenue, adjusted	236.4	375.5
Organic growth (decline) $	$(77.1)	$24.0
Organic growth (decline) %	(25)%	7%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income - Other	Year Ended
	February 26, 2021		February 28, 2020		February 22, 2019
Operating income	$0.2	0.1%	$39.4	10.3%	$14.3	4.0%
Add: goodwill impairment charge	—	—	—	—	—	—
Add: restructuring costs	—	—	—	—	—	—
Adjusted operating income	$0.2	0.1%	$39.4	10.3%	$14.3	4.0%
Operating income in the Other category decreased by $39.2 in 2021 compared to the prior year, which included a $20.4 benefit from the gain on the sale of PolyVision, net of related variable compensation expense, and a $7.0 negative impact from the PolyVision divestiture. The remaining decrease was driven by lower revenue, partially offset by lower operating expenses.
Revenue in the Other category represented 9.1% of consolidated revenue in 2021. Revenue in 2021 decreased by $144.8 or 38% compared to the prior year. The decrease was driven by lower revenue in both Asia Pacific and Designtex as a result of reduced demand due to the COVID-19 pandemic and a $61.5 impact from the PolyVision divestiture. After adjusting for the impact of the divestiture, $5.7 related to the additional week in 2020 and $0.5 of currency translation effects, the organic revenue decline was $77.1 or 25%, compared to the prior year.
Operating expenses decreased by $16.7 compared to the prior year. The decrease was driven by approximately $14 of lower discretionary spending, an $11.8 impact from the PolyVision divestiture, and approximately $9 of lower wage and benefit expenses related to temporary salary reductions, partially offset by the gain from the sale of PolyVision in Q4 2020, net of related variable compensation expense, of $20.6.

Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data — Corporate	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Operating expenses	$21.9	$32.3	$33.7
The decrease in operating expenses in 2021 was driven by $6.2 of higher COLI income, approximately $3 of lower discretionary spending, $2.8 of lower variable compensation expense and approximately $2 of lower wage and benefit expenses related to temporary salary reductions and lower discretionary spending, partially offset by a $4.2 increase in deferred compensation expense.
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

Liquidity Sources	February 26, 2021	February 28, 2020
Cash and cash equivalents	$489.8	$541.0
Company-owned life insurance	169.5	160.0
Availability under credit facilities	265.9	273.3
Total liquidity sources available	$925.2	$974.3
As of February 26, 2021, we held $489.8 in cash and cash equivalents. Of that total, 87% was located in the U.S. and the remaining 13%, or $63.5, was located outside of the U.S., primarily in China (including Hong Kong), Mexico, the U.K., Malaysia and India.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. See Note 10 to the consolidated financial statements for additional information.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Net cash flow provided by (used in):
Operating activities	$64.8	$360.8	$131.2
Investing activities	(30.6)	4.5	(271.6)
Financing activities	(87.8)	(81.9)	122.3
Effect of exchange rate changes on cash and cash equivalents	2.1	(1.1)	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51.5)	282.3	(20.8)
Cash, cash equivalents and restricted cash, beginning of period	547.1	264.8	285.6
Cash, cash equivalents and restricted cash, end of period	$495.6	$547.1	$264.8

Cash provided by operating activities

Cash Flow Data—Operating Activities	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Net income	$26.1	$199.7	$126.0
Depreciation and amortization	85.2	85.6	81.6
Goodwill impairment charge	17.6	—	—
Restructuring costs	28.6	—	—
Changes in accounts receivable, inventories and accounts payable	79.0	11.8	(81.9)
Employee compensation liabilities	(138.7)	36.7	21.1
Employee benefit obligations	(22.6)	(3.1)	4.0
Other	(10.4)	30.1	(19.6)
Net cash provided by operating activities	$64.8	$360.8	$131.2
The decrease in cash provided by operating activities in 2021 as compared to 2020 was primarily due to lower net income. Annual payments related to accrued variable compensation and retirement plan contributions, typically made in Q1 each year for the preceding year, totaled $148.0 in 2021 compared to $114.3 in 2020. In 2021, we paid $28.2 related to severance and other separation-related benefits for workforce reductions in our Americas segment which is reflected in the change in employee compensation liabilities. Changes in other operating assets and liabilities in 2021 reflects a net $40.2 increase in income taxes receivable related to the tax loss that we recorded in the U.S. in the current year which can be carried back.
Cash provided by (used in) investing activities

Cash Flow Data—Investing Activities	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Capital expenditures	$(41.3)	$(73.4)	$(81.4)
Proceeds from disposal of fixed assets	7.4	1.8	20.5
Proceeds from business divestitures, net of costs to sell	—	72.6	(0.3)
Acquisitions, net of cash acquired	(3.8)	(3.7)	(226.2)
Other	7.1	7.2	15.8
Net cash provided by (used in) investing activities	$(30.6)	$4.5	$(271.6)
Capital expenditures in 2021 were lower compared to 2020 due to our reduced spending during the COVID-19 pandemic and were primarily related to investments in manufacturing operations, product development and customer-facing facilities. We sold land for proceeds of $7.1 in 2021. Other investing activities included $3.3 of additional proceeds received in 2021 from the partial sale of an investment in an unconsolidated affiliate in 2018. Remaining proceeds from other investing activities primarily relate to COLI policy maturities.
In 2020, we sold PolyVision for net proceeds of $72.6. See Note 21 to the consolidated financial statements for additional information.

Cash provided by (used in) financing activities

Cash Flow Data—Financing Activities	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Dividends paid	$(43.5)	$(69.1)	$(64.3)
Common stock repurchases	(42.7)	(8.7)	(4.2)
Borrowings on lines of credit	250.0	—	323.1
Repayments on lines of credit	(250.0)	—	(323.1)
Borrowing of long-term debt	—	—	450.0
Repayments of long-term debt	(2.4)	(2.9)	(252.7)
Other	0.8	(1.2)	(6.5)
Net cash provided by (used in) financing activities	$(87.8)	$(81.9)	$122.3
We paid dividends of $0.07 per common share in Q1 2021 and dividends of $0.10 per common share in each of Q2 2021, Q3 2021 and Q4 2021. We paid dividends of $0.145 per common share during each quarter in 2020. On March 23, 2021, our Board of Directors declared a dividend of $0.10 per common share to be paid in Q1 2022.
In Q1 2021, we borrowed $250.0 under our global credit facility to provide additional liquidity in light of the uncertainty related to the COVID-19 pandemic. We repaid the full $250.0 borrowed by the end of Q3 2021.
During 2021 and 2020, we made common stock repurchases of $42.7 and $8.7, respectively, all of which related to our Class A Common Stock. These common stock repurchases included repurchases of Class A Common Stock of $4.0 and $4.8 in 2021 and 2020, respectively, which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of February 26, 2021, we had $56.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Capital Resources
Off-Balance Sheet Arrangements
In certain cases, we guarantee completion of contracts by our dealers or other third parties. Due to the contingent nature of guarantees, the full value of the guarantees is not recorded in our Consolidated Balance Sheets. We record reserves to cover potential losses related to guarantees when appropriate based upon the applicable accounting guidance. As of February 26, 2021 and February 28, 2020, there were no reserves for guarantees recorded in the Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations as of February 26, 2021 were as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt and short-term borrowings	$483.9	$4.7	$34.8	$—	$444.4
Estimated interest on debt obligations	185.2	24.3	47.2	46.2	67.5
Operating leases	275.9	52.0	84.5	67.7	71.7
Committed capital expenditures	26.9	26.9	—	—	—
Purchase obligations	59.4	28.8	26.4	4.2	—
Other liabilities	0.8	0.8	—	—	—
Employee benefit and compensation obligations	192.2	62.9	32.5	23.6	73.2
Total	$1,224.3	$200.4	$225.4	$141.7	$656.8
Total consolidated debt as of February 26, 2021 was $483.9 which primarily consists of $444.1 in term notes due in 2029 and $37.5 related to a term loan secured by our two corporate aircraft which is due in 2024.

We have commitments related to corporate offices, sales offices, showrooms, manufacturing facilities and equipment under non-cancelable operating leases that expire at various dates through 2031. Minimum payments under operating leases, net of sublease rental income, are presented in the table above.
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
The contractual obligations table above is presented as of February 26, 2021. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations and current cash and cash equivalents, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing contractual obligations.
Liquidity Facilities
Our total liquidity facilities as of February 26, 2021 were as follows:

Liquidity Facilities	February 26, 2021
Global committed bank facility	$250.0
Other committed bank facility	2.7
Various uncommitted lines	18.3
Total credit lines available	271.0
Less: Borrowings outstanding	(1.4)
Less: Other guarantees	(3.7)
Available capacity	$265.9
We have a $250.0 global committed bank facility in effect through 2025. As of February 26, 2021, there were no borrowings outstanding under the facility, $3.7 of guarantees which reduced our availability, and we were in compliance with all covenants under the facility.
We have a $12.5 committed credit facility related to a subsidiary, which has current availability of $2.7 based on eligible accounts receivable of the subsidiary. As of February 26, 2021, $1.4 was outstanding under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no borrowings outstanding under the uncommitted facilities as of February 26, 2021.
In addition, we have revolving credit agreements of $40.7 which can be utilized to support bank guarantees, letters of credit or foreign exchange contracts. As of February 26, 2021, we had $12.9 in outstanding bank guarantees and standby letters of credit against these agreements. There were no draws against our letters of credit during 2021 or 2020.

Total consolidated debt as of February 26, 2021 was $483.9. Our debt primarily consists of $444.1 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of February 26, 2021 of $37.5. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
At February 26, 2021, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $659.3. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known and foreseeable liquidity needs.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. We expect capital expenditures in 2022 will not exceed $70 as compared to $41.3 in 2021.
During 2021, we took a number of actions to protect our liquidity as a result of the COVID-19 pandemic, including eliminating travel and events, temporary labor, overtime and scaling back project spending. We maintained these cost reduction efforts through the end of 2021 and have continued to maintain them going into 2022 as we monitor incoming order patterns and as our customers begin to return to their offices, while resuming some project spending to stay invested in our growth initiatives.
On March 23, 2021, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $12, to be paid in Q1 2022. Future dividends will be subject to approval by our Board of Directors.
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

Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired dealer relationships, trademarks and know-how/designs and require estimation of useful lives and discount rates.  Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2021, there were no material acquisitions. See Note 20 to the consolidated financial statements for additional information.
Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2021, we evaluated goodwill using eight reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System and Orangebox U.K.
During Q4 2021, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 8% to 13%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our impairment valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates.
In Q1 2021, we recorded a goodwill impairment charge related to the Orangebox U.K. reporting unit. There were no other goodwill impairments recorded for the year ended February 26, 2021. See Note 11 to the consolidated financial statements for additional information.
As of February 26, 2021, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$207.4
EMEA	—
Other category	10.7
Total	$218.1
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
Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 26, 2021, we recorded tax benefits from net operating loss carryforwards of $46.1. We also have recorded valuation allowances totaling $3.0 against these assets, which reduced our recorded tax benefit to $43.1. It is considered more likely than not that a $43.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $22.0 comprised primarily of United States foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years, and utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $12.9 of excess foreign tax credits within the allowable carryforward period. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the entire $6.0 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 17 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 26, 2021 and February 28, 2020, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 26, 2021	February 28, 2020	February 26, 2021	February 28, 2020
Fair value of plan assets	$33.2	$31.3	$—	$—
Benefit plan obligations	85.9	82.5	42.7	44.3
Funded status	$(52.7)	$(51.2)	$(42.7)	$(44.3)
The post-retirement medical and life insurance plans are unfunded. As of February 26, 2021, approximately 61% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors and is unfunded. The post-retirement medical and life insurance plans were frozen to new participants in 2003. The non-qualified supplemental retirement plan was frozen to new participants in 2016, and the benefits were capped for existing participants. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $169.5 as of February 26, 2021 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
Based on consolidated benefit obligations as of February 26, 2021, a one percentage point decline in the weighted-average discount rate used for benefit plan measurement purposes would have changed the 2021 consolidated benefit obligations by approximately $16. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 26, 2021, our initial rate of 6.00% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net actuarial losses of $0.9 and $21.9, respectively, are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
See Note 15 to the consolidated financial statements for additional information.
Forward-Looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events, cyberattacks; the COVID-19 pandemic and the actions taken by various governments and third parties to combat the pandemic; changes in the legal and regulatory environment; changes in and availability of raw material, commodity and other input costs; currency fluctuations; changes in customer demands; and the other risks and contingencies detailed in this Report and our other filings with the SEC. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Recently Issued Accounting Standards
See Note 3 to the consolidated financial statements for information regarding recently issued accounting standards.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk:
We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the functional currency of the operating entity. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We transacted business globally in 16 primary currencies in 2021 and 2020, of which the most significant were the U.S. dollar, the euro, the U.K. pound sterling, Chinese renminbi, the Canadian dollar, Malaysian ringgit, Indian rupee and Mexican peso. Revenue from foreign locations represented approximately 33% of our consolidated revenue in 2021 and 34% in 2020. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $10 in 2021 and by less than $5 in 2020. These estimates assume no changes other than the U.S. dollar exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity in the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 26, 2021 and February 28, 2020, the cumulative net currency translation adjustments reduced shareholders’ equity by $26.1 and $57.5, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net in the Consolidated Statements of Income. In 2021, net foreign currency exchange losses were $2.3 and in 2020, net foreign currency exchange gains were $0.3.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash and cash equivalents, long-term investments and short-term and long-term borrowings. Our cash equivalents are primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $37.5 and $39.9 as of February 26, 2021 and February 28, 2020, respectively. This loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $2 in 2021 and 2020, mainly as a result of higher interest income on our cash equivalents and long-term investments. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
See Note 7 and Note 13 to the consolidated financial statements for additional information.

Commodity Price Risk
We are exposed to commodity price risk on raw material, component and finished good purchases. The raw materials that we purchase and that are used in the manufacture of the components and finished goods are not rare or unique to our industry. The cost of steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood, particleboard and other commodities, such as fuel and energy, have fluctuated due to changes in global supply and demand. Our gross margins could be affected if these types of costs continue to fluctuate or changes in global supply and demand force us to procure materials from outside our current supply chains. We actively manage these raw material costs through global sourcing initiatives and price increases on our products. However, in the short-term, significant increases in raw material costs, commodity and other input costs can be very difficult to offset with price increases because of contractual agreements with our customers, and it is difficult to find effective financial instruments to hedge against such changes.
As a result of changes in commodity costs, cost of sales decreased approximately $8 during 2021 and decreased approximately $18 in 2020. The decrease in commodity costs during 2021 was driven primarily by lower steel and plastic costs, which reflected reductions throughout the first three quarters of the fiscal year and rising costs in the fourth quarter. The decrease in commodity costs during 2020 was driven primarily by lower steel costs. We estimate that a 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $11 in 2021 and approximately $13 in 2020. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies, which totaled $58.2 as of February 26, 2021. Our variable life COLI policies were allocated at approximately 50% fixed income and 50% equity investments as of February 26, 2021.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2021 and approximately $4 in 2020. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
See Note 10 to the consolidated financial statements for additional information.

Item 8.Financial Statements and Supplementary Data:
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 26, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 26, 2021, of the Company and our report dated April 20, 2021, expressed an unqualified opinion on those financial statements.
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
April 20, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 26, 2021 and February 28, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended February 26, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2021 and February 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 20, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, in the first quarter of 2020, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
Goodwill – AMQ and Orangebox U.K. Reporting Units – Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the income approach with the discounted cash flow valuation method to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborates the results determined using the income approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates.

In the first quarter of 2021, the Company determined that a triggering event occurred which resulted in an interim impairment evaluation of goodwill for each reporting unit. As a result of the interim goodwill impairment evaluation, the Company determined that the carrying value of the Orangebox U.K. reporting unit (“Orangebox U.K.”) exceeded its fair value, resulting in a $17.6 million goodwill impairment charge recorded in the first quarter of 2021. Following the charge, Orangebox U.K. had no remaining goodwill. Based on the results of the Company’s interim and annual goodwill impairment evaluations, the Company concluded that no other goodwill impairment existed for the year ended February 26, 2021. The consolidated goodwill balance was $218.1 million as of February 26, 2021, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”) and $0.0 million was allocated to Orangebox U.K.
We identified goodwill for AMQ and Orangebox U.K. as a critical audit matter because of the significant judgments made by management to estimate the fair values of AMQ and Orangebox U.K. given the sensitivity of operating changes on future cash flows for these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates, forecasted revenue growth rates and expected operating margins.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to discount rates, forecasted revenue growth rates and expected operating margins used by management to estimate the fair values of AMQ and Orangebox U.K. included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluations, including those over the determination of the fair values of AMQ and Orangebox U.K., such as controls related to management’s selection of discount rates, forecasted revenue growth rates and expected operating margins.
•We evaluated management’s ability to accurately forecast revenue growth rates and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasted revenue growth rates and expected operating margins by comparing the forecasts to:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst, industry, and macroeconomic reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
–Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 20, 2021

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Revenue	$2,596.2	$3,723.7	$3,443.2
Cost of sales	1,822.8	2,508.5	2,355.3
Restructuring costs	10.6	—	—
Gross profit	762.8	1,215.2	1,087.9
Operating expenses	684.2	958.2	904.3
Goodwill impairment charge	17.6	—	—
Restructuring costs	18.0	—	—
Operating income	43.0	257.0	183.6
Interest expense	(27.1)	(27.3)	(37.5)
Investment income	1.4	5.4	2.9
Other income, net	8.6	10.1	14.9
Income before income tax expense (benefit)	25.9	245.2	163.9
Income tax expense (benefit)	(0.2)	45.5	37.9
Net income	$26.1	$199.7	$126.0
Earnings per share:
Basic	$0.22	$1.67	$1.06
Diluted	$0.22	$1.66	$1.05
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Net income	$26.1	$199.7	$126.0

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	0.5	(0.1)	0.4
Pension and other post-retirement liability adjustments	(4.3)	(16.9)	(6.6)
Derivative adjustments	1.3	1.3	(12.9)
Foreign currency translation adjustments	31.4	(10.1)	(22.7)
Total other comprehensive income (loss), gross	28.9	(25.8)	(41.8)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	(0.1)	—	(0.1)
Pension and other post-retirement liability adjustments	0.8	4.1	1.6
Derivative adjustments	(0.3)	(0.3)	3.3
Foreign currency translation adjustments	—	—	—
Total other comprehensive income, tax benefit	0.4	3.8	4.8

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.4	(0.1)	0.3
Pension and other post-retirement liability adjustments	(3.5)	(12.8)	(5.0)
Derivative amortization	1.0	1.0	(9.6)
Foreign currency translation adjustments	31.4	(10.1)	(22.7)
Total other comprehensive income (loss), net	29.3	(22.0)	(37.0)
Comprehensive income	$55.4	$177.7	$89.0

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 26, 2021	February 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$489.8	$541.0
Accounts receivable	279.0	381.8
Allowance for doubtful accounts	(8.7)	(9.4)
Inventories	193.5	215.0
Prepaid expenses	20.9	21.6
Other current assets	70.9	38.8
Total current assets	1,045.4	1,188.8
Property, plant and equipment, net of accumulated depreciation of $1,063.2 and $977.7	410.8	426.3
Company-owned life insurance ("COLI")	169.5	160.0
Deferred income taxes	113.3	124.6
Goodwill	218.1	233.6
Other intangible assets, net of accumulated amortization of $73.3 and $56.7	90.4	102.9
Investments in unconsolidated affiliates	51.5	52.3
Right-of-use operating lease assets	225.4	237.9
Other assets	29.6	39.0
Total assets	$2,354.0	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181.3	$244.3
Short-term borrowings and current portion of long-term debt	4.7	2.9
Current operating lease obligations	43.8	43.1
Accrued expenses:
Employee compensation	90.1	191.7
Employee benefit plan obligations	24.9	44.7
Accrued promotions	27.8	35.3
Customer deposits	33.7	28.6
Other	108.7	100.3
Total current liabilities	515.0	690.9
Long-term liabilities:
Long-term debt less current maturities	479.2	481.4
Employee benefit plan obligations	152.9	148.3
Long-term operating lease obligations	199.5	214.0
Other long-term liabilities	46.9	60.4
Total long-term liabilities	878.5	904.1
Total liabilities	1,393.5	1,595.0
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 88,646,419 and 89,589,111 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 26,262,257 and 27,612,889 issued and outstanding	—	—
Additional paid-in capital	12.5	28.4
Accumulated other comprehensive income (loss)	(40.0)	(69.3)
Retained earnings	988.0	1,011.3
Total shareholders’ equity	960.5	970.4
Total liabilities and shareholders’ equity	$2,354.0	$2,565.4
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Changes in common shares outstanding:
Common shares outstanding, beginning of period	117,202,000	116,766,610	116,157,443
Common stock issuances	64,107	41,941	53,029
Common stock repurchases	(3,288,795)	(524,379)	(287,328)
Performance and restricted stock units issued as common stock	931,364	917,828	843,466
Common shares outstanding, end of period	114,908,676	117,202,000	116,766,610

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$28.4	$16.4	$4.6
Common stock issuances	0.8	0.7	0.8
Common stock repurchases	(36.8)	(8.7)	(4.2)
Performance and restricted stock units expense	20.1	16.0	16.9
Other	—	4.0	(1.7)
Paid-in capital, end of period	12.5	28.4	16.4

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(69.3)	(47.3)	(10.3)
Other comprehensive income (loss)	29.3	(22.0)	(37.0)
Accumulated other comprehensive income (loss), end of period	(40.0)	(69.3)	(47.3)

Changes in retained earnings:
Retained earnings, beginning of period	1,011.3	880.7	819.0
Net income	26.1	199.7	126.0
Dividends paid	(43.5)	(69.1)	(64.3)
Common stock repurchases	(5.9)	—	—
Retained earnings, end of period	988.0	1,011.3	880.7
Total shareholders' equity	$960.5	$970.4	$849.8
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
OPERATING ACTIVITIES
Net income	$26.1	$199.7	$126.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	85.6	81.6
Goodwill impairment charge	17.6	—	—
Restructuring costs	28.6	—	—
(Gain)/loss on business divestitures	—	(19.6)	0.4
Deferred income taxes	15.9	12.1	(0.8)
Non-cash stock compensation	20.9	16.7	17.7
Equity in income of unconsolidated affiliates	(9.3)	(12.2)	(13.7)
Dividends received from unconsolidated affiliates	8.1	12.5	9.1
Loss on derivative instruments	—	—	(13.0)
Other	(13.3)	(0.2)	(12.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	120.9	7.2	(66.4)
Inventories	27.1	(6.2)	(24.0)
Other assets	(22.9)	(1.9)	10.2
Accounts payable	(69.0)	10.8	8.5
Employee compensation liabilities	(138.7)	36.7	21.1
Employee benefit obligations	(22.6)	(3.1)	4.0
Accrued expenses and other liabilities	(9.8)	22.7	(16.6)
Net cash provided by operating activities	64.8	360.8	131.2
INVESTING ACTIVITIES
Capital expenditures	(41.3)	(73.4)	(81.4)
Proceeds from disposal of fixed assets	7.4	1.8	20.5
Proceeds from COLI policies	2.2	4.2	22.1
Proceeds from business divestitures, net of costs to sell	—	72.6	(0.3)
Acquisitions, net of cash acquired	(3.8)	(3.7)	(226.2)
Other	4.9	3.0	(6.3)
Net cash provided by (used in) investing activities	(30.6)	4.5	(271.6)
FINANCING ACTIVITIES
Dividends paid	(43.5)	(69.1)	(64.3)
Common stock repurchases	(42.7)	(8.7)	(4.2)
Borrowings on lines of credit	250.0	—	323.1
Repayments on lines of credit	(250.0)	—	(323.1)
Borrowing of long-term debt	—	—	450.0
Repayments of long-term debt	(2.4)	(2.9)	(252.7)
Other	0.8	(1.2)	(6.5)
Net cash provided by (used in) financing activities	(87.8)	(81.9)	122.3
Effect of exchange rate changes on cash and cash equivalents	2.1	(1.1)	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51.5)	282.3	(20.8)
Cash and cash equivalents and restricted cash, beginning of period (1)	547.1	264.8	285.6
Cash and cash equivalents and restricted cash, end of period (2)	$495.6	$547.1	$264.8
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$24.6	$26.7	$36.2
Interest paid, net of amounts capitalized	$25.4	$24.5	$34.5
_______________________________________
(1)These amounts include restricted cash of $6.1, $3.5 and $2.5 as of February 28, 2020, February 22, 2019 and February 23, 2018, respectively.
(2)These amounts include restricted cash of $5.8, $6.1 and $3.5 as of February 26, 2021, February 28, 2020 and February 22, 2019, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets in the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS
Steelcase is the global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,100 employees. We operate manufacturing and distribution center facilities in 23 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 800 locations throughout the world, and have led the global office furniture industry in revenue every year since 1974. We operate under the Americas and EMEA reportable segments plus an “Other” category. See Note 22 for additional information related to our reportable segments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 26, 2021 and February 22, 2019 contained 52 weeks. The fiscal year ended February 28, 2020 contained 53 weeks, with Q4 2020 containing 14 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 26, 2021 and February 28, 2020 was $5.8 and $6.1, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Concentrations of Credit Risk
Our trade receivables are due from independent dealers as well as direct customers. We monitor and manage the credit risk associated with individual dealers and direct customers. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we typically assume the credit risk. Whether from dealers or direct customers, our trade credit exposures are not concentrated with any particular entity or industry.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2021, we evaluated goodwill and intangible assets using eight reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System and Orangebox U.K. In 2020, we evaluated goodwill and intangible assets using ten reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, PolyVision, AMQ, Smith System, Orangebox U.K. and Orangebox U.S. See Note 11 for additional information.
Other intangible assets subject to amortization consist primarily of dealer relationships, trademarks, know-how/designs, proprietary technology and non-compete agreements and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization are accounted for and evaluated for potential impairment using an income approach based on the cash flows attributable to the related products. See Note 11 for additional information.
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

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 26, 2021	February 28, 2020
Assets:
Long-term - Other assets	$4.6	$4.2
Liabilities:
Current - Accrued expenses - other	2.1	2.7
Long-term - Other long-term liabilities	10.5	11.6
	12.6	14.3
Net reserve	$8.0	$10.1
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 26, 2021	February 28, 2020
Assets:
Long-term - Other long-term assets	$0.7	$1.3
Liabilities:
Current - Accrued expenses - other	0.5	0.6
Long-term - Other long-term liabilities	2.2	3.5
	2.7	4.1
Net reserve	$2.0	$2.8
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
Product Warranties
We offer warranties ranging from 3 years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions. These estimates are subject to uncertainty due to a variety of factors, including changes in claim rates and patterns. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Balance as of beginning of period	$26.7	$31.0	$36.8
Accruals related to product warranties, recalls and retrofits	2.8	8.1	6.1
Reductions for settlements	(2.4)	(12.3)	(11.6)
Adjustments related to changes in estimates	(4.9)	—	—
Currency translation adjustments	0.3	(0.1)	(0.3)
Balance as of end of period	$22.5	$26.7	$31.0
Our reserve for estimated settlements expected to be paid beyond one year as of February 26, 2021 and February 28, 2020 was $11.4 and $14.3, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters
Environmental expenditures related to current operations are expensed. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are also expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments which are fixed and reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 26, 2021	February 28, 2020
Current:
Accrued expenses - other	$0.7	$1.0
Long-term:
Other long-term liabilities	2.0	1.9
Total environmental contingencies (discounted)	$2.7	$2.9
The environmental liabilities were discounted using a rate of 2.5% and 3.0% as of February 26, 2021 and February 28, 2020. Our undiscounted liabilities were $2.8 and $3.1 as of February 26, 2021 and February 28, 2020, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to absorb the costs of all known environmental assessments and the remediation costs of all known sites.
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
Revenue Recognition
Our revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when control, consisting of the rights and obligations associated with the sale, passes to the purchaser. For sales to our dealers, this typically occurs when product is shipped from our manufacturing or distribution facilities. In cases where we sell directly to customers, control is typically transferred upon delivery to the customer. Service revenue is recognized when the services have been rendered. We account for shipping and handling activities as fulfillment activities even if those activities are performed after the control of the product has been transferred. We expense shipping and handling costs at the time revenue is recognized. Revenue does not include sales tax or any other taxes assessed by a governmental authority that are imposed on and concurrent with a specific sale, such as use, excise, value-added, and franchise taxes (collectively referred to as consumption taxes). We consider ourselves a pass-through entity for collecting and remitting these consumption taxes.
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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to improve existing products and procedures or to lead to the development of new products and procedures, are expensed as incurred and were $48.1 for 2021, $50.6 for 2020 and $53.7 for 2019.
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
Leases
In Q1 2020, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), and related amendments to accounting standards codification ("ASC") 842 using the modified retrospective approach. The effects of the initial application of ASC 842 did not result in a cumulative adjustment to retained earnings. The lease terms utilized in determining right-of-use assets and lease liabilities include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain any residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incremental borrowing rate represents the estimated rate of interest we would have had to pay to borrow on a collateralized basis an amount equal to the lease payments for a similar period of time.
We do not separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2021. A right-of-use asset or lease liability is not recorded for leases with an initial expected period of 12 months or less. See Note 19 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $483.9 and $484.3 as of February 26, 2021 and February 28, 2020, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $568.1 and $560.0 as of February 26, 2021 and February 28, 2020, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.
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
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts relate to the euro, the Mexican peso, the United Kingdom ("U.K.") pound sterling, the Canadian dollar, the Australian dollar, the Malaysian ringgit and the Chinese renminbi. See Note 7 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities related to foreign exchange forward contracts as of February 26, 2021 and February 28, 2020 are summarized below:

Consolidated Balance Sheets	February 26, 2021	February 28, 2020
Other current assets	$1.1	$1.2
Accrued expenses	(0.8)	(0.5)
Total net fair value of foreign exchange forward contracts (1)	$0.3	$0.7
________________________
(1)The notional amounts of the outstanding foreign exchange forward contracts were $58.8 as of February 26, 2021 and $117.6 as of February 28, 2020.
Net gains (losses) recognized from foreign exchange forward contracts in 2021, 2020 and 2019 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Cost of sales	$0.1	$1.8	$1.5
Operating expenses	(0.1)	0.5	0.3
Other income, net	0.8	3.1	2.7
Total net gain (loss)	$0.8	$5.4	$4.5
The net gains or losses recognized from foreign exchange forward instruments in Other income, net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.
3.NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740), which is intended to enhance various aspects of the accounting for income taxes. The new guidance updates the calculation of income taxes in an interim period when year-to-date losses exceed the anticipated loss for the year. We adopted this guidance in Q1 2021 on a prospective basis. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. We adopted this guidance in Q4 2021. The adoption of this guidance modified our disclosures included in Note 15 but did not have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. We adopted this guidance in Q1 2021 using a modified retrospective transition approach. The adoption of this guidance did not have a material effect on our consolidated financial statements or significantly impact our accounting policies or methods utilized to determine the allowance for credit losses. See Note 2 for additional information regarding our accounting policies related to the allowance for credit losses.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Americas
Desking, benching, systems and storage	$912.0	$1,377.5	$1,233.9
Seating	559.4	784.2	706.3
Other (1)	377.1	511.2	530.0
EMEA
Desking, benching, systems and storage	196.4	254.4	233.2
Seating	185.9	235.6	187.1
Other (1)	129.0	179.6	196.7
Other
Desking, benching, systems and storage	49.8	63.6	59.1
Seating	69.1	94.1	93.6
Other (1)	117.5	223.5	203.3
	$2,596.2	$3,723.7	$3,443.2
_______________________________________
(1)The Other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services.
In the Americas segment, no industry or vertical market individually represented more than 16%, 15% or 14% of Americas revenue in 2021, 2020 and 2019, respectively.
Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
United States	$1,739.5	$2,469.7	$2,170.3
Foreign locations	856.7	1,254.0	1,272.9
	$2,596.2	$3,723.7	$3,443.2
In the EMEA segment, approximately 86%, 87% and 88% of revenue was from Western Europe in 2021, 2020 and 2019, respectively. No individual country in the EMEA segment represented more than 5% of our consolidated revenue in 2021.
No single customer represented more than 5% of our consolidated revenue in 2021, 2020 or 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Consolidated Balance Sheets.
Changes in the Customer deposits balance during the year ended February 26, 2021 are as follows:

Customer Deposits
Balance as of February 28, 2020	$28.6
Recognition of revenue related to beginning of year customer deposits	(27.4)
Customer deposits received, net of revenue recognized during the period	32.5
Balance as of February 26, 2021	$33.7
5.EARNINGS PER SHARE
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

Computation of Earnings per Share	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Net income	$26.1	$199.7	$126.0
Adjustment for earnings attributable to participating securities	(0.6)	(3.9)	(2.5)
Net income used in calculating earnings per share	$25.5	$195.8	$123.5
Weighted-average common shares outstanding including participating securities (in millions)	117.5	119.6	119.1
Adjustment for participating securities (in millions)	(2.6)	(2.3)	(2.4)
Shares used in calculating basic earnings per share (in millions)	114.9	117.3	116.7
Effect of dilutive stock-based compensation (in millions)	0.3	0.6	0.4
Shares used in calculating diluted earnings per share (in millions)	115.2	117.9	117.1
Earnings per share:
Basic	$0.22	$1.67	$1.06
Diluted	$0.22	$1.66	$1.05
Total common shares outstanding at period end (in millions)	114.9	117.2	116.8
Anti-dilutive performance units excluded from the computation of diluted earnings per share (in millions)	—	—	0.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 26, 2021 and February 28, 2020:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 22, 2019	$—	$9.7	$(9.6)	$(47.4)	$(47.3)
Other comprehensive income (loss) before reclassifications	0.4	(10.4)	—	(10.8)	(20.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	(2.4)	1.0	0.7	(1.2)
Net other comprehensive income (loss) during period	(0.1)	(12.8)	1.0	(10.1)	(22.0)
Balance as of February 28, 2020	$(0.1)	$(3.1)	$(8.6)	$(57.5)	$(69.3)
Other comprehensive income (loss) before reclassifications	0.4	(2.7)	—	31.0	28.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	1.0	0.4	0.6
Net other comprehensive income (loss) during period	0.4	(3.5)	1.0	31.4	29.3
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 26, 2021 and February 28, 2020:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 26, 2021	February 28, 2020
Realized gain on sale of investment	$—	$(0.7)	Investment income
	—	0.2	Income tax expense (benefit)
	—	(0.5)
Amortization of pension and other post-retirement liability adjustments
Actuarial losses (gains)	(1.1)	(3.0)	Other income, net
Prior service cost (credit)	—	(0.1)	Other income, net
	0.3	0.7	Income tax expense (benefit)
	(0.8)	(2.4)

Derivative adjustments	1.3	1.3	Interest expense
	(0.3)	(0.3)	Income tax expense (benefit)
	1.0	1.0

Foreign currency translation	0.5	0.6	Operating expense
	(0.1)	0.1	Other income, net
	0.4	0.7

Total reclassifications	$0.6	$(1.2)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.FAIR VALUE
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
Assets and liabilities measured at fair value in our Consolidated Balance Sheets as of February 26, 2021 and February 28, 2020 are summarized below:

Fair Value of Financial Instruments	February 26, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$489.8	$—	$—	$489.8
Restricted cash	5.8	—	—	5.8
Foreign exchange forward contracts	—	1.1	—	1.1
Auction rate security	—	—	2.6	2.6
	$495.6	$1.1	$2.6	$499.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.8)	$—	$(0.8)
	$—	$(0.8)	$—	$(0.8)

Fair Value of Financial Instruments	February 28, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$541.0	$—	$—	$541.0
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.2	—	1.2
Auction rate security	—	—	2.1	2.1
	$547.1	$1.2	$2.1	$550.4
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)
Foreign Exchange Forward Contracts
From time to time, we enter into forward contracts to reduce the risk of translation into U.S. dollars of certain foreign-denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The fair value of foreign exchange forward contracts is based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Security
As of February 26, 2021, we held an auction rate security (“ARS”) investment with a total par value of $3.2 and an adjusted fair value of $2.6. The difference between par value and fair value is comprised of other-than-temporary impairment losses and unrealized gains on our ARS investment of $0.9 and $0.3, respectively. The ARS was impaired due to general credit declines, and the impairments were recorded in Investment income in the Consolidated Statements of Income. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the instruments. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
While there has been no payment default with respect to our ARS, this investment is not widely traded and therefore does not currently have a readily determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis. Our discounted cash flow analysis considers, among other factors, (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to each security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities.
A deterioration in market conditions or the use of different assumptions could result in a different valuation and additional impairments. For example, an increase to the discount rate of 100 basis points would reduce the estimated fair value of our ARS investment by approximately $0.4.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 26, 2021 and February 28, 2020:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 22, 2019	$3.9
Unrealized loss on investments	(0.1)
Realized gain on investment	0.5
Redemption of auction rate security	(2.2)
Balance as of February 28, 2020	$2.1
Unrealized gain on investment	0.5
Balance as of February 26, 2021	$2.6
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2021 or 2020. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.INVENTORIES

Inventories	February 26, 2021	February 28, 2020
Raw materials and work-in-process	$126.0	$122.0
Finished goods	86.4	112.8
	212.4	234.8
Revaluation to LIFO	18.9	19.8
	$193.5	$215.0
The portion of inventories determined by the LIFO method aggregated $89.1 and $93.8 as of February 26, 2021 and February 28, 2020, respectively.
9.PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 26, 2021	February 28, 2020
Land		$36.4	$34.4
Machinery and equipment	3 – 15	790.4	755.5
Buildings and improvements	10 – 40	405.4	393.4
Capitalized software	3 – 10	76.2	67.0
Furniture and fixtures	5 – 8	63.2	58.5
Leasehold improvements	3 – 15	77.8	72.6
Construction in progress		24.6	22.6
		1,474.0	1,404.0
Accumulated depreciation		(1,063.2)	(977.7)
		$410.8	$426.3
A majority of the net book value of property, plant and equipment relates to machinery and equipment of $187.9 and $201.4 and buildings and improvements of $99.7 and $104.7 as of February 26, 2021 and February 28, 2020, respectively. Depreciation expense on property, plant and equipment was $68.8 for 2021, $73.2 for 2020 and $69.3 for 2019. The estimated cost to complete construction in progress was $26.9 and $29.8 as of February 26, 2021 and February 28, 2020, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.COMPANY-OWNED LIFE INSURANCE
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
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses on the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses on the Consolidated Statements of Income. COLI income totaled $12.3 in 2021, $6.6 in 2020 and $7.5 in 2019.
The balances of our COLI investments as of February 26, 2021 and February 28, 2020 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 26, 2021	Net Cash Surrender Value
				February 26, 2021	February 28, 2020
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$111.3	$110.3
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	50% fixed income; 50% equity	58.2	49.7
				$169.5	$160.0

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.GOODWILL & OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 26, 2021 and February 28, 2020, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 22, 2019	$203.6	$18.7	$18.5	$240.8
Acquisition (1)	1.0	—	—	1.0
Goodwill on divestitures (2)	—	—	(68.6)	(68.6)
Accumulated impairment losses on divestitures (2)	—	—	60.8	60.8
Currency translation adjustments	(0.2)	(0.2)	—	(0.4)
Goodwill	206.1	283.5	47.9	537.5
Accumulated impairment losses	(1.7)	(265.0)	(37.2)	(303.9)
Balance as of February 28, 2020	$204.4	$18.5	$10.7	$233.6
Impairment charge (3)	—	(17.6)	—	(17.6)
Acquisition (4)	2.5	—	—	2.5
Currency translation adjustments	0.5	(0.9)	—	(0.4)
Goodwill	209.1	282.6	47.9	539.6
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of February 26, 2021	$207.4	$—	$10.7	$218.1
________________________
(1)In 2020, we completed a small acquisition of an independent dealer, resulting in a goodwill addition in the Americas segment.
(2)In 2020, we sold PolyVision Corporation ("PolyVision"), resulting in a decrease to goodwill and related accumulated impairment losses in the Other segment. See Note 21 for additional information.
(3)In Q1 2021, we recorded a goodwill impairment charge in the EMEA segment related to the Orangebox U.K. reporting unit.
(4)In 2021, we completed a small acquisition of a dealer, resulting in a goodwill addition in the Americas segment.
We evaluate goodwill for impairment annually in Q4, or earlier if conditions indicate it is necessary. We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. We estimate the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. We corroborate the results determined using the income approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates. The estimation of the fair value of our reporting units represents a Level 3 measurement.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of our interim goodwill impairment analysis, we determined that the carrying value of the Orangebox U.K. reporting unit exceeded its fair value, resulting in a $17.6 goodwill impairment charge in Q1 2021. Following the charge, the reporting unit had no remaining goodwill. During Q1 2021, we also tested the recoverability of the Orangebox U.K. long-lived assets (other than goodwill) and concluded that those assets were not impaired.
Based on the results of the annual impairment tests in Q4, we concluded that no additional impairment to goodwill existed as of February 26, 2021, and no impairment to goodwill was recorded in 2020. We will continue to evaluate goodwill, on an annual basis in Q4, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy, significant declines in our stock price or other triggering events, indicate that there may be a potential of impairment.
As of February 26, 2021 and February 28, 2020, our other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 26, 2021				February 28, 2020
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships	11.0	$58.7	$14.9	$43.8	$56.7	$9.3	47.4
Trademarks (1)	8.3	$44.0	$19.8	24.2	35.4	13.7	21.7
Proprietary technology	9.9	15.8	13.6	2.2	15.8	13.1	2.7
Know-how/designs	9.0	21.4	6.1	15.3	20.8	3.6	17.2
Non-compete agreements	6.1	1.3	1.3	—	1.2	1.2	—
Other (2)	4.7	22.4	17.6	4.8	20.8	15.8	5.0
		163.6	73.3	90.3	150.7	56.7	94.0
Intangible assets not subject to amortization:
Trademarks and other (1)	n/a	0.1	—	0.1	8.9	—	8.9
		$163.7	$73.3	$90.4	$159.6	$56.7	$102.9
________________________
(1)In 2021, we transferred trademarks not subject to amortization to trademarks subject to amortization within the Americas segment.
(2)In 2021, we completed a small acquisition of a dealer, resulting in an increase of intangible assets in the Americas segment.
In 2021 and 2020, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $16.3 in 2021, $12.4 in 2020 and $12.3 for 2019. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2022	14.2
2023	14.1
2024	11.3
2025	11.5
2026	11.3
$62.4
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 26, 2021		February 28, 2020
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$28.3	25%-40%	$29.6	25%-40%
Manufacturing joint venture	7.8	49%	8.3	49%
IDEO and other	6.0	5%-24%	6.0	5%-21%
	42.1		43.9
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	3.6	Less than 10%	2.6	Less than 10%
	9.4		8.4
Total investments in unconsolidated affiliates	$51.5		$52.3
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net on the Consolidated Statements of Income and is summarized below:

Equity in Earnings of Unconsolidated Affiliates	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Dealer relationships	$8.0	$9.8	$9.9
Manufacturing joint venture	0.7	1.4	2.8
IDEO and other	0.6	1.0	1.0
Total equity in earnings of unconsolidated affiliates	$9.3	$12.2	$13.7
Dealer Relationships
We have occasionally invested in dealers to expand or maintain our geographic presence and support our distribution network.
Manufacturing Joint Ventures
We have occasionally entered into manufacturing joint ventures to expand or maintain our geographic presence. Our only current manufacturing joint venture is Steelcase Jeraisy Company Limited, which is located in the Kingdom of Saudi Arabia and is engaged in the manufacturing of wood and metal office furniture systems, seating, accessories and related products for the Kingdom.
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. As of February 26, 2021 and February 28, 2020, we owned a 5% equity interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Consolidated Balance Sheets	February 26, 2021	February 28, 2020
Total current assets	$198.7	$250.3
Total non-current assets	130.6	132.7
Total assets	$329.3	$383.0
Total current liabilities	$141.3	$204.2
Total long-term liabilities	31.1	19.6
Total liabilities	$172.4	$223.8

Statements of Income	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Revenue	$695.4	$838.0	$806.4
Gross profit	204.9	252.6	235.6
Income before income tax expense	37.8	62.3	64.2
Net income	35.6	58.5	60.3

Supplemental Information	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Dividends received from unconsolidated affiliates	$8.1	$12.5	$9.1
Sales to unconsolidated affiliates	201.5	305.7	302.6
Amount due from unconsolidated affiliates	6.4	14.4	11.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate as of February 26, 2021	Fiscal Year Maturity	February 26, 2021	February 28, 2020
U.S. dollar obligations:
Senior notes	5.125%	2029	$444.1	$443.3
Notes payable	Various	Various	38.1	40.5
Other committed bank facility	3.25%	2022	1.4	—
			483.6	483.8
Foreign currency obligations:
Notes payable and bank overdraft	Various	Various	0.3	0.5
Total short-term borrowings and long-term debt			483.9	484.3
Short-term borrowings and current portion of long-term debt (1)			4.7	2.9
Long-term debt			$479.2	$481.4
____________________
(1)The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 2.6% as of February 26, 2021 and 2.5% as of February 28, 2020.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2022	$4.7
2023	2.6
2024	32.2
2025	—
2026	—
Thereafter	444.4
$483.9
Senior Notes
In 2019, we issued $450.0 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. During each of 2021 and 2020, amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.8.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable
We have the following notes payable as of February 26, 2021:
•a $37.5 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. As of February 26, 2021, the interest rate was 1.32%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $31.8 balloon payment due in 2024. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities. This note matures in 2024;
•a $0.6 note payable with a 7.00% interest rate, maturing in 2022; and
•other foreign denominated notes payable totaling $0.3, which includes a note with an interest rate of 2.75%.
Global Committed Bank Facility
We have a $250.0 global committed bank facility, which was entered into in 2020. The bank facility expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125 by obtaining at least one commitment from one or more lenders. We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:
•the applicable margin as set forth in the credit agreement, plus the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, (iii) the Eurocurrency rate for one-month interest period plus 1% and (iv) a 0.75% floor; or
•the Eurocurrency rate, with a floor of zero, plus the applicable margin as set forth in the credit agreement.
The facility requires us to satisfy two financial covenants:
•A maximum leverage ratio covenant, which is measured by the ratio of (x) indebtedness less liquidity to (y) trailing four fiscal quarter adjusted EBITDA and is required to be less than 3.5:1. In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 4.0:1 for four consecutive quarters.
•A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter adjusted EBITDA to (z) trailing four quarter interest expense and is required to be no less than 3.0:1.
The facility does not include any restrictions on cash dividend payments or share repurchases.
During 2021, we borrowed and repaid $250.0 under the facility. As of February 26, 2021, there were no borrowings outstanding under the facility, $3.7 of guarantees which reduced our availability, and we were in compliance with all covenants under the facility. As of February 28, 2020, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
Other Credit Facilities
We have the following other bank and credit facilities as of February 26, 2021:
•a committed bank facility of $12.5 related to a subsidiary, which has a current availability of $2.7 based on eligible accounts receivable of the subsidiary. As of February 26, 2021, $1.4 was outstanding under the facility;
•unsecured uncommitted short-term credit facilities of up to $3.9 of U.S. dollar obligations and up to $14.4 of foreign currency obligations with various financial institutions available for working capital purposes as of February 26, 2021. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 26, 2021 or February 28, 2020; and
•revolving credit agreements of $40.7 which can be utilized to support bank guarantees, letters of credit and foreign exchange contracts. As of February 26, 2021, we had $12.9 in outstanding bank guarantees and standby letters of credit against these agreements. There were no draws against our letters of credit in 2021 or 2020.

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
Interest Rate Lock
In November 2018, we entered into an interest rate lock to hedge potential movements in the then-current interest rate on 10-year U.S. Treasury notes in anticipation of the issuance of our 2029 Notes, which were issued in January 2019. The derivative position was terminated when the 2029 Notes were priced on January 16, 2019. The interest rate lock was for an aggregate notional amount of $400.0 and a fixed rate of 3.1%. The interest rate lock was designated as a cash flow hedge.
We documented our cash flow hedging strategy and risk management objective to reduce interest rate risk on anticipated future interest payments for this contract in anticipation of our future debt issuance. Upon termination of the interest rate lock, we recorded a loss of $13.0, which was recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as of February 22, 2019. The loss is being amortized over the 10-year life of the 2029 Notes. There were no gains or losses recognized against earnings for hedge ineffectiveness related to the interest rate lock in 2021, 2020 or 2019.
15.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 26, 2021	February 28, 2020
Defined contribution retirement plans	$12.1	$28.1
Post-retirement medical benefits	42.7	44.3
Defined benefit pension plans	62.5	61.8
Deferred compensation plans and agreements	60.5	58.8
	$177.8	$193.0

Employee benefit plan obligations
Current portion	$24.9	$44.7
Long-term portion	152.9	148.3
	$177.8	$193.0
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
Total expense under all defined contribution retirement plans was $19.3 for 2021, $37.5 for 2020 and $35.3 for 2019. We expect to fund approximately $21.6 related to our defined contribution plans in 2022, including funding related to our 2021 discretionary profit sharing contributions.
Post-Retirement Medical Benefits
We maintain post-retirement benefit plans that provide medical and life insurance benefits to certain North American-based retirees and eligible dependents. The plans were frozen to new participants in 2003. We accrue the cost of post-retirement benefits during the service periods of employees based on actuarial calculations for each plan. These plans are unfunded. Our investments in COLI policies are intended to be utilized as a long-term funding source for these benefit obligations. See Note 10 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified foreign retirement plans as well as domestic non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan, which is unfunded, was frozen to new participants in 2016, and the benefits were capped for existing participants. The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 26, 2021		February 28, 2020
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$33.2	$—	$31.3	$—
Projected benefit plan obligations	53.7	32.2	49.5	33.0
Funded status	$(20.5)	$(32.2)	$(18.2)	$(33.0)
Current liability	$(0.3)	$(3.0)	$(0.1)	$(2.8)
Long-term liability	(20.2)	(29.2)	(18.1)	(30.2)
Total benefit plan obligations	$(20.5)	$(32.2)	$(18.2)	$(33.0)
Accumulated benefit obligation	$48.5	$32.1	$44.6	$32.9

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarizes our defined benefit pension and post-retirement plans:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 26, 2021	February 28, 2020	February 26, 2021	February 28, 2020
Change in plan assets:
Fair value of plan assets, beginning of year	$31.3	$30.0	$—	$—
Actual return on plan assets	(0.3)	1.6	—	—
Employer contributions	4.1	4.9	3.5	4.0
Plan participants’ contributions	—	—	2.3	1.9
Currency changes	2.9	(0.3)	—	—
Benefits paid	(4.8)	(4.9)	(5.8)	(5.9)
Fair value of plan assets, end of year	33.2	31.3	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	82.5	76.2	44.3	40.7
Service cost	1.9	1.8	0.1	0.1
Interest cost	1.3	2.0	1.1	1.6
Amendments	0.1	—	—	—
Net actuarial loss (1)	—	8.2	0.5	5.9
Plan participants’ contributions	—	—	2.3	1.9
Currency changes	4.9	(0.8)	0.2	—
Benefits paid	(4.8)	(4.9)	(5.8)	(5.9)
Benefit plan obligations, end of year	85.9	82.5	42.7	44.3
Funded status	$(52.7)	$(51.2)	$(42.7)	$(44.3)

Amounts recognized on the Consolidated Balance Sheets:
Current liability	$(3.3)	$(2.9)	$(3.6)	$(3.3)
Long-term liability	(49.4)	(48.3)	(39.1)	(41.0)
Net amount recognized	$(52.7)	$(51.2)	$(42.7)	$(44.3)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$21.9	$20.3	$(11.1)	$(13.6)
Prior service cost	0.9	0.7	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$22.8	$21.0	$(11.1)	$(13.6)
_________________________
(1) In 2021 and 2020, the net actuarial loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as weighted-average discount rates and recent census data.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019	February 26, 2021	February 28, 2020	February 22, 2019
Components of expense:
Service cost	$1.9	$1.8	$2.2	$0.1	$0.1	$0.1
Interest cost	1.3	2.0	2.1	1.1	1.6	1.6
Amortization of net loss (gain)	1.1	0.4	0.3	(2.1)	(3.3)	(3.8)
Amortization of prior year service credit	—	(0.1)	(0.2)	—	—	(2.2)
Expected return on plan assets	(0.9)	(1.3)	(1.5)	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	3.4	2.8	2.9	(0.9)	(1.6)	(4.3)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	1.2	7.9	1.0	0.5	5.9	(0.8)
Prior service cost	0.1	—	1.0	—	—	—
Amortization of gain (loss)	(1.1)	(0.4)	(0.3)	2.1	3.4	3.8
Amortization of prior year service credit	—	0.1	0.2	—	—	2.2
Other	—	—	—	—	—	0.1
Total recognized in other comprehensive income	0.2	7.6	1.9	2.6	9.3	5.3
Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$3.6	$10.4	$4.8	$1.7	$7.7	$1.0

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 22, 2019	$9.5	$0.2	$9.7
Amortization of prior service cost (credit) included in net periodic pension cost	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	(13.9)	3.4	(10.5)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(3.0)	0.7	(2.3)
Net actuarial gain (loss) during period	(16.9)	4.1	(12.8)
Foreign currency translation adjustments	0.1	—	0.1
Current period change	(16.9)	4.1	(12.8)
Balance as of February 28, 2020	$(7.4)	$4.3	$(3.1)
Prior service (cost) credit from plan amendment arising during period	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	(1.7)	0.3	(1.4)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(1.1)	0.3	(0.8)
Net actuarial gain (loss) during period	(2.8)	0.6	(2.2)
Foreign currency translation adjustments	(1.4)	0.2	(1.2)
Current period change	(4.3)	0.8	(3.5)
Balance as of February 26, 2021	$(11.7)	$5.1	$(6.6)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019	February 26, 2021	February 28, 2020	February 22, 2019
Weighted-average assumptions used to determine benefit obligations:
Discount rate	1.70%	1.70%	2.90%	2.58%	2.58%	4.08%
Rate of salary progression	3.50%	3.50%	3.60%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.70%	2.70%	2.90%	2.56%	4.06%	3.95%
Expected return on plan assets	3.00%	3.00%	4.60%
Rate of salary progression	3.40%	3.50%	3.40%
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
The assumed healthcare cost trend was 5.84% for pre-age 65 retirees as of February 26, 2021, gradually declining to 4.50% after seven years. As of February 28, 2020, the assumed healthcare cost trend was 6.51% for pre-age 65 retirees, gradually declining to 4.50% after eight years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Plan Assets
The investments of the foreign plans are managed by third-party investment managers who follow local regulations. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 26, 2021 and February 28, 2020 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 26, 2021		February 28, 2020
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	70%	40%	60%	40%
Debt securities	25	30	35	30
Real estate	4	—	4	—
Other (1)	1	30	1	30
Total	100%	100%	100%	100%
________________________
(1)Primarily represents money market funds.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 26, 2021 and February 28, 2020, by asset category are as follows:

Fair Value of Pension Plan Assets	February 26, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities - International	—	23.5	—	23.5
Fixed income securities - Bond funds	—	8.3	—	8.3
Other investments - Property and property funds	—	1.2	—	1.2
	$0.2	$33.0	$—	$33.2

Fair Value of Pension Plan Assets	February 28, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities - International	—	18.9	—	18.9
Fixed income securities - Bond funds	—	11.1	—	11.1
Other investments - Property and property funds	—	1.1	—	1.1
	$0.2	$31.1	$—	$31.3
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.
We expect to contribute approximately $4.2 to our pension plans and fund approximately $3.6 related to our post-retirement plans in 2022. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans
2022	$4.2	$3.6
2023	4.8	3.5
2024	4.9	3.4
2025	4.4	3.3
2026	5.2	3.2
2027 - 2031	21.7	13.8
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
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years, coupled with restructuring of SC Transport Inc.'s business, constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge in 2019, which was based on our best estimate from our analysis of available information and pension regulations which specify that the liability will be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of February 26, 2021 was $9.8.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2020, SC Transport Inc. finalized a new CBA with its employees that no longer requires it to contribute to the fund after March 31, 2019 due to its withdrawal from the Fund. We notified the Fund of the new CBA, and the Fund issued a final assessment of our withdrawal liability during 2020. We appealed the amount of the assessment by the Fund and are now awaiting arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available. If the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union. Our participation in the plan in 2019 is outlined in the table below. Expense was recognized at the time our contributions were funded in accordance with applicable accounting standards.

Pension Fund	EIN - Pension Plan Number	Plan Month / Day End Date	Pension Protection Act Zone Status (1)	FIP/RP Status Pending / Implemented (2)	Contributions	Surcharges Imposed or Amortization Provisions
			2019		2019
Central States, Southeast and Southwest Areas Pension Fund	366044243-001	12/31	Red	Implemented	$0.2	No
________________________
(1)The most recent Pension Protection Act Zone Status available in 2019 relates to the plan's most recent fiscal year-end. The zone status is based on information received from the plan certified by the plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status.
(2)The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented by the trustees of the plan.
Deferred Compensation Programs
We maintain four deferred compensation programs. The first deferred compensation program is closed to new entrants. In this program, certain employees elected to defer a portion of their compensation in return for a fixed benefit to be paid in installments beginning when the participant reaches age 70. Under the second plan, certain employees may elect to defer a portion of their compensation. The third plan is intended to restore retirement benefits that would otherwise be paid under the Retirement Plan but are precluded as a result of the limitations on eligible compensation under Internal Revenue Code Section 401(a)(17). Under the fourth plan, our non-employee directors may elect to defer all or a portion of their board retainer and committee fees. The deferred amounts in the last three plans earn a return based on the investment option selected. These deferred compensation obligations are unfunded.
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and expense related to restoration retirement benefits were $7.7 for 2021, $3.3 for 2020 and $4.6 for 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.CAPITAL STRUCTURE
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
Share Repurchases and Conversions
The 2021 and 2020 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 26, 2021		February 28, 2020
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	3.3	$42.7	0.5	$8.7
Class B Common Stock	—	$—	—	$—
During 2021 and 2020, 1.4 million and 1.6 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.INCOME TAXES
In Q1 2021, the U.S. government enacted tax legislation to provide economic stimulus and support to businesses during the COVID-19 pandemic, referred to as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which enabled companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act when the federal statutory income tax rate was 35%. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property which impacted certain leasehold improvement costs that resulted in the acceleration of depreciation on these assets retroactively to 2018.
Provision for Income Taxes
The provision for income taxes on income before income tax expense (benefit) consists of:

Provision for Income Tax Expense (Benefit)	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Current income tax expense (benefit):
Federal	$(30.4)	$6.8	$18.4
State and local	1.9	10.9	6.0
Foreign	12.9	15.4	14.6
	(15.6)	33.1	39.0
Deferred income tax expense (benefit):
Federal	13.7	10.3	(3.6)
State and local	(1.1)	(2.8)	1.2
Foreign	2.8	4.9	1.3
	15.4	12.4	(1.1)
Income tax expense (benefit)	$(0.2)	$45.5	$37.9
Income taxes were based on the following sources of income (loss) before income tax expense (benefit):

Source of Income (Loss) Before Income Tax Expense (Benefit)	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Domestic	$(10.1)	$195.8	$119.4
Foreign	36.0	49.4	44.5
	$25.9	$245.2	$163.9

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense (benefit) we recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0%, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Tax expense at the U.S. federal statutory rate	$5.4	$51.5	$34.4
State and local income taxes, net of federal	0.6	6.4	5.7
Impact of the CARES Act	(11.7)	—	—
Sale of PolyVision (1)	—	(11.6)	—
Valuation allowance provisions and adjustments (2)	0.4	(1.3)	(1.3)
Goodwill impairment charge (3)	3.4	—	—
COLI income (4)	(2.7)	(1.4)	(1.6)
Foreign operations, less applicable foreign tax credits (5)	5.4	4.9	7.8
Impact of change to non-U.S. federal statutory tax rates (6)	0.4	(1.2)	(0.8)
Officer compensation limitation	1.9	1.1	1.0
Research tax credit	(3.0)	(2.9)	(2.9)
Other	(0.3)	—	(4.4)
Total income tax expense (benefit) recognized	$(0.2)	$45.5	$37.9
________________________
(1)The tax basis of PolyVision exceeded the book equity of the entity. For U.S. federal tax purposes, this generated a capital loss and related benefit, which varied from the expected U.S. federal tax expense on the financial statement gain on disposal.
(2)The valuation allowance provisions and adjustments are based on current year activity, which are further detailed below.
(3)We recorded a goodwill impairment charge related to our Orangebox U.K. reporting unit which is non-deductible for tax purposes.
(4)The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.
(5)The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.
(6)A cancellation of scheduled changes to the statutory tax rates in the U.K. and France resulted in the revaluation of certain deferred tax assets in those jurisdictions.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 26, 2021	February 28, 2020
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$57.6	$68.9
Operating lease obligations	62.7	64.2
Foreign and domestic net operating loss carryforwards	45.2	39.1
Reserves and accruals	15.1	17.1
Tax credit carryforwards	22.0	19.1
Other, net	15.0	17.1
Total deferred income tax assets	217.6	225.5
Valuation allowances	(6.6)	(5.7)
Net deferred income tax assets	211.0	219.8
Deferred income tax liabilities:
Right-of-use operating lease assets	57.4	61.4
Property, plant and equipment	32.3	28.6
Intangible assets	13.0	9.8
Prepaid expenses	2.0	2.2
Total deferred income tax liabilities	104.7	102.0
Net deferred income taxes	$106.3	$117.8
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	113.3	124.6
Deferred income tax liabilities—non-current	7.0	6.8
As of February 26, 2021, the valuation allowance of $6.6 included $3.5 relating to foreign deferred tax assets. In updating our assessment of the ultimate realization of deferred tax assets, we considered the following factors:
•recent financial performance including cumulative losses,
•the predictability of future income,
•prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets and
•the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers and sales offices in France, Australia, Morocco and Hong Kong would be realized as of February 26, 2021. During 2021, we liquidated our owned dealer in Brazil, requiring the reversal of the valuation allowance on its deferred tax assets, which reduced tax expense by $1.0. During 2020, we determined that it was more likely than not that all of the deferred tax assets, including net operating losses, of our owned dealer in the U.K. would be utilized, and the reversal of the valuation allowance on these items reduced tax expense by $3.1. Also during 2020, we determined that it was not more likely than not that all of the deferred tax assets, including net operating losses, of our owned dealer in Australia would be utilized, and recorded a valuation allowance which increased tax expense by $1.2.

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
Taxes Payable or Receivable
Income taxes currently payable or receivable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 26, 2021	February 28, 2020
Other current assets:
Income taxes receivable	$49.5	$8.0
Other long-term assets:
Income taxes receivable	$—	$7.8
Accrued expenses:
Income taxes payable	$7.4	$13.9
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2022	$—	$—	$—	$—	$—	$—	$—	$—
2023-2041	0.9	56.3	0.7	0.2	4.5	0.2	4.9	22.0
No expiration	—	—	173.2	—	—	41.2	41.2	—
	$0.9	$56.3	$173.9	0.2	4.5	41.4	46.1	22.0
Valuation allowances				—	—	(3.0)	(3.0)	(3.1)
Net benefit				$0.2	$4.5	$38.4	$43.1	$18.9
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $62.0 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryovers is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2016 through 2021 (certain U.S. tax years are open to assessment due to the carryback of tax losses to those years), Canada 2017 through 2021, France 2015 through 2021 and Germany 2014 through 2021. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense (benefit), and these amounts were not material in 2021, 2020 or 2019.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Balance as of beginning of period	$2.0	$2.0	$2.2
Gross decreases—tax positions in prior period	—	—	—
Currency translation adjustment	0.3	—	(0.2)
Balance as of end of period	$2.3	$2.0	$2.0
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.3 liability for uncertain tax positions as of February 26, 2021. No other amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.3, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits will significantly change due to expiring statutes or audit activity in the next twelve months.
18.SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. There are 25,000,000 shares of Class A Common Stock reserved for issuance under our Incentive Compensation Plan, with 2,087,863 shares remaining for future issuance under our Incentive Compensation Plan as of February 26, 2021.
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
In the event of a "change in control", as defined in the Incentive Compensation Plan,
•any performance-based conditions imposed on outstanding awards will be deemed to be, immediately prior to the change in control, the greater of (1) the applicable performance achieved through the date of the change in control or (2) the target level of performance; and
•all restrictions imposed on all outstanding awards of restricted stock units and performance units will lapse if either (1) the awards are assumed by an acquirer or successor and the awardee experiences a qualifying termination during the two year period following the change in control or (2) the awards are not assumed by an acquirer or successor.
Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 26, 2021
Performance units (1)	898,156
Restricted stock units	2,285,965
Total outstanding awards	3,184,121
________________________
(1)This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
Performance units ("PSUs") are earned after the applicable performance period and only if the performance criteria stated in the applicable award are achieved. After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs where the performance period has not been completed ranged from 0 to 898,156 shares as of February 26, 2021. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
A dividend equivalent is calculated based on the actual number of PSUs earned at the end of the performance period equal to the dividends that would have been payable on the earned PSUs had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
The expense for PSUs is determined based on the probability that the performance conditions will be met and, if applicable, the fair value of the market condition on the grant date. The PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the remaining performance period.
During 2021, we awarded two sets of PSUs to certain employees. The first set, consisting of 303,973 PSUs, were earned in 2021 (the “2021 Short-Term PSUs”), and the second set, consisting of 529,500 PSUs, will be earned over a three-year performance period of 2021 through 2023 (the “2021 Long-Term PSUs”). The 2021 Short-Term PSUs were earned based on our Compensation Committee’s qualitative assessment of management’s performance in 2021 in a number of specified areas (collectively, the “2021 Performance Measures”). In Q4 2021, the Committee reviewed the 2021 Performance Measures and based on the Committee's assessment, the 2021 Short-Term PSUs were considered granted and earned at 100% of the target level, and 298,263 shares of Class A Common Stock were issued to participants under such awards. The 2021 Long-Term PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. The performance conditions for the 2021 Long-Term PSUs are established by the Compensation Committee within the first three months of the applicable fiscal year for each year of the performance period. When the performance conditions for a fiscal year are established (or, if the performance conditions involve a qualitative assessment, when such assessment has been made), one-third of the PSUs awarded are considered granted. The performance conditions for the first year of the performance period involved a qualitative assessment which was made in Q4 2021, and accordingly, one-third of the 2021 Long-Term PSUs were considered granted in Q4 2021.
The PSUs awarded in 2020 are earned over a three-year performance period of 2020 through 2022 (the “2020 PSUs”). The 2020 PSUs will be earned based on achievement of certain performance conditions and then modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. The performance conditions for the 2020 PSUs are established by the Compensation Committee within the first three months of the applicable fiscal year for each year of the performance period. When the performance conditions for a fiscal year are established (or, if the performance conditions involve a qualitative assessment, when such assessment has been made), one-third of the PSUs awarded are considered granted. The performance conditions for the first year of the performance period were established in Q1 2020, and the performance conditions for the second year of the performance period involved a qualitative assessment which was made in Q4 2021. Accordingly, one-third of the 2020 PSUs were considered granted in each of Q1 2020 and Q4 2021.
The PSUs granted in 2019 were earned over a three-year period based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. Based on actual results, the PSUs granted in 2019 were earned at 80.0% of the target level, and 147,120 shares of Class A Common Stock were issued to participants under such awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a fair value of $3.7, $1.6 and $3.3 for the PSUs with market conditions granted in 2021, 2020 and 2019, respectively. The Monte Carlo simulation was computed using the following assumptions:

	2021 Awards - Year 1	2020 Awards - Year 2	2020 Awards - Year 1	2019 Awards
Risk-free interest rate (1)	0.2%	0.1%	2.3%	2.6%
Expected term	2 years	1 year	3 years	3 years
Estimated volatility (2)	58.1%	74.1%	32.5%	33.8%
________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per PSU with market conditions:

Grant Date Fair Value per PSU	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Weighted-average grant date fair value per share of PSUs granted under monte carlo	$13.29	$16.21	$18.02
The total PSU expense and associated tax benefit for all outstanding awards in 2021, 2020 and 2019 are as follows:

Performance Units	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Expense	$7.7	$2.7	$4.2
Tax benefit	2.0	0.7	1.1
The 2021 PSU activity is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2020	605,080	$17.39
Granted	1,040,842	13.41
Vested	(742,056)	15.23
Forfeited	(5,710)	13.52
Nonvested as of February 26, 2021	898,156	$14.06
As of February 26, 2021, there was $0.4 of remaining unrecognized compensation cost related to nonvested PSUs. That cost is expected to be recognized over a remaining weighted-average period of 1.6 years.
The total fair value of PSUs vested during 2021, 2020 and 2019 was $6.4, $1.7 and $0.0, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock as of the date the Compensation Committee of our Board of Directors certified the awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
During 2021 we awarded 1,371,077 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. These awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.  RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date.
The weighted-average grant date fair value per share of RSUs granted in 2021, 2020 and 2019 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Weighted-average grant date fair value per share of RSUs granted	$9.49	$15.84	$14.67
The total RSU expense and associated tax benefit for all outstanding awards in 2021, 2020 and 2019 are as follows:

Restricted Stock Units	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Expense	$12.4	$13.3	$12.7
Tax benefit	3.1	3.6	3.4
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid on the Consolidated Statements of Cash Flows. The 2021 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 28, 2020	1,761,124	$15.28
Granted	1,371,077	9.49
Vested	(800,068)	14.45
Forfeited	(46,168)	14.39
Nonvested as of February 26, 2021	2,285,965	$12.11
There was $6.7 of remaining unrecognized compensation cost related to RSUs as of February 26, 2021. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $10.7, $12.6 and $15.4 during 2021, 2020 and 2019, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 64,107, 41,941 and 53,029 unrestricted shares at a weighted average grant date fair value per share of $12.21, $17.31 and $14.82 during 2021, 2020 and 2019, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.LEASES
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
As a result of the COVID-19 pandemic, the FASB staff issued a question and answer document (the "Staff Q&A") on the application of lease accounting guidance related to lease concessions provided as a result of the pandemic. The Staff Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the pandemic. We have elected to apply the interpretive guidance provided in the Staff Q&A to rent deferrals and abatements received related to the pandemic. Accordingly, we have not remeasured the related right-of-use asset or lease liability for the affected leases. The lease concessions were not material for the twelve months ended February 26, 2021.
The components of lease expense are as follows:

	Year Ended
	February 26, 2021	February 28, 2020
Operating lease cost	$51.8	$51.9
Sublease rental income	(2.4)	(1.2)
	$49.4	$50.7
Supplemental cash flow and other information related to leases are as follows:

	Year Ended
	February 26, 2021	February 28, 2020
Cash flow information:
Operating cash flows used for operating leases	$50.4	$45.3
Leased assets obtained in exchange for new operating lease obligations	$21.8	$103.6
Other information:
Weighted-average remaining term	6.6 years	7.1 years
Weighted-average discount rate	3.8%	4.0%

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future minimum lease payments as of February 26, 2021:

Fiscal year ending in February	Amount (1)
2022	$52.0
2023	44.9
2024	39.6
2025	37.6
2026	30.1
Thereafter	71.7
Total lease payments	$275.9
Less interest	32.6
Present value of lease liabilities	$243.3
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
20.ACQUISITIONS
Orangebox
In 2019, we acquired Orangebox, a manufacturer of task seating, architectural pods, privacy solutions and collaborative furniture based in the U.K. The transaction included the purchase of all of the outstanding capital stock of Orangebox for $78.9 (or £60.0) less an adjustment for working capital of $0.5 in an all-cash transaction. Up to an additional $3.9 (or £3.0) is payable to one of the sellers over three years, contingent upon the achievement of certain business performance obligations. The acquisition was funded by borrowings under our global committed bank facility. The goodwill resulting from the acquisition relates to the expected ability to provide customers with a broader range of furniture designed to boost collaboration at work and provide us with additional capability to develop innovative products.
Tangible assets and liabilities of Orangebox were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $42.2 related to identifiable intangible assets, $23.4 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and current liabilities), property, plant and equipment (primarily the land, building and equipment of two manufacturing locations in the U.K.) and deferred tax liabilities. Goodwill was recorded in EMEA and the Americas segments in the amounts of $18.8 and $4.6, respectively. The goodwill is not deductible for U.K. or U.S. income tax purposes. In 2021, we recorded a goodwill impairment charge related to Orangebox U.K. See Note 11 for additional information. Intangible assets are principally related to dealer relationships, the Orangebox trade name and internally-developed know-how and designs, which are being amortized over periods ranging between 9 to 11 years from the date of the acquisition. The purchase price allocation for the Orangebox acquisition was completed during 2020.

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
		$42.2
The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2022	$4.1
2023	4.1
2024	4.1
2025	4.2
2026	4.1
$20.6
Smith System
In 2019, we acquired Smith System, a Texas-based manufacturer of desking, seating and storage for the pre-K-12 education market. The transaction included the purchase of all of the outstanding capital stock of Smith System for $140.0, payable in cash, plus a net adjustment for working capital of $8.4. In addition, we funded $5.0 to a third-party escrow account, which was to be paid to the seller at the end of two years after the sale based on continued employment. We paid this amount to the seller in 2021. The acquisition was funded through a combination of domestic cash on-hand and short-term borrowings under our global credit facility.
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
Tangible assets and liabilities of Smith System were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $44.1 related to identifiable intangible assets, $79.3 related to goodwill and $25.0 related to tangible assets, mainly consisting of working capital items such as accounts receivable, inventory and current liabilities. The entire amount recorded to goodwill is deductible for U.S. income tax purposes and is recorded in the Americas segment. Intangible assets are principally related to internally-developed know-how and designs, dealer relationships and the Smith System trade name, which are being amortized over periods ranging between 9 to 11 years from the date of the acquisition. The purchase price allocation for the Smith System acquisition was completed during 2020.

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
		$44.1

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2022	$4.2
2023	4.2
2024	4.2
2025	4.3
2026	4.2
$21.1

21.DIVESTITURE
In 2020, we sold all outstanding capital stock of PolyVision for net proceeds of $72.6. The transaction resulted in the disposition of the net assets of the PolyVision operating entities in the U.S. and Belgium, which totaled $47.8. The net assets were primarily related to accounts receivable, inventory, property, plant and equipment and goodwill. In conjunction with the sale, we recorded a provision for $3.8 related to minimum purchase commitments for three years following the date of the sale. The transaction resulted in a gain of $21.0 in the Other category which reduced Operating expenses in the Consolidated Statements of Income. Subsequent to the sale, we continue to market certain PolyVision branded products to provide customers with a full suite of collaboration solutions.
Our Consolidated Statements of Income include the following in the Other category related to PolyVision:

	Year Ended
	February 28, 2020	February 22, 2019
Revenue	$61.5	$61.9
Gross profit	18.6	18.9
Operating income	6.4	7.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ and Orangebox brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with a comprehensive portfolio of furniture, architectural and technology products.
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture, architectural and technology products. Designtex primarily sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020 and 2019, the Other category also included PolyVision which we sold in Q4 2020.
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

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2021
Revenue	$1,848.5	$511.3	$236.4	$—	$2,596.2
Operating income (loss)	97.0	(32.3)	0.2	(21.9)	43.0
Total assets	1,015.3	414.4	211.3	713.0	2,354.0
Capital expenditures	17.0	10.8	8.7	4.8	41.3
Depreciation & amortization	54.2	22.3	6.1	2.6	85.2
2020
Revenue	$2,672.9	$669.6	$381.2	$—	$3,723.7
Operating income (loss)	240.0	9.9	39.4	(32.3)	257.0
Total assets	1,067.3	454.5	225.6	818.0	2,565.4
Capital expenditures	24.3	18.5	19.1	11.5	73.4
Depreciation & amortization	54.3	21.6	6.8	2.9	85.6
2019
Revenue	$2,470.2	$617.0	$356.0	$—	$3,443.2
Operating income (loss)	209.9	(6.9)	14.3	(33.7)	183.6
Total assets	1,044.4	420.1	220.4	457.5	2,142.4
Capital expenditures	24.6	21.3	12.6	22.9	81.4
Depreciation & amortization	53.6	20.0	6.2	1.8	81.6
The accounting policies of each of the reportable segments are the same as those described in Note 2. Revenue comparisons have been impacted by acquisitions and divestitures along with currency translation effects. See Note 4 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Long-lived assets:
United States	$883.8	$924.1	$812.1
Foreign locations	303.0	319.0	237.5
	$1,186.8	$1,243.1	$1,049.6
No country other than the U.S. represented greater than 10% of our long-lived assets in 2021, 2020 or 2019.
23.    RESTRUCTURING ACTIVITIES
In Q2 2021, our Board of Directors approved a series of restructuring actions in response to continued order declines in the Americas compared to the prior year and continued economic uncertainty related to the COVID-19 pandemic. The restructuring actions included early retirements and voluntary and involuntary terminations of approximately 300 salaried employees and early retirements of approximately 160 hourly employees. We incurred $27.2 in restructuring costs in the Americas segment in connection with these actions during 2021, consisting of cash severance payments and payment of other separation-related benefits. These restructuring actions are substantially complete.
In Q4 2021, we completed additional restructuring actions in the Americas segment which included early retirements and voluntary terminations of approximately 50 hourly employees. We incurred $1.4 in restructuring costs in connection with these actions during 2021, consisting of cash severance payments and payment of other separation-related benefits.
The following table details the changes in the restructuring reserve balance as of February 26, 2021:

Workforce reductions
Balance as of February 28, 2020	$—
Restructuring costs	28.6
Payments	(28.2)
Balance as of February 26, 2021	$0.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2021
Revenue	$482.8	$818.8	$617.5	$677.1	$2,596.2
Gross profit	122.7	269.6	177.9	192.6	762.8
Operating income (loss)	(52.3)	88.6	—	6.7	43.0
Net income (loss)	(38.1)	55.5	2.1	6.6	26.1
Basic earnings (loss) per share	(0.33)	0.47	0.02	0.06	0.22
Diluted earnings (loss) per share	(0.33)	0.47	0.02	0.06	0.22
2020
Revenue	$824.3	$998.0	$955.2	$946.2	$3,723.7
Gross profit	258.4	333.5	316.1	307.2	1,215.2
Operating income	27.6	85.3	75.1	69.0	257.0
Net income	17.8	60.5	54.9	66.5	199.7
Basic earnings per share	0.15	0.50	0.46	0.56	1.67
Diluted earnings per share	0.15	0.50	0.46	0.55	1.66
Revenue comparisons have been impacted by currency translation effects, acquisitions and divestitures. See Note 20 and Note 21 for additional information.
Operating income and net income included a goodwill impairment charge in Q1 2021 and restructuring costs in Q2 2021, Q3 2021 and Q4 2021. See Note 11 and Note 23, respectively, for additional information. Operating income and net income in Q4 2020 included a gain on the sale of PolyVision. See Note 21 for additional information.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.
Item 9A.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of February 26, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 26, 2021, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 9B.Other Information:
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2021 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.
Item 11.Executive Compensation:
The information required by Item 11 will be contained in our 2021 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2021 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
The following table shows information regarding securities authorized for issuance under equity compensation plans as of February 26, 2021.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,184,121	(1)	n/a	(2)	2,087,863
Equity compensation plans not approved by security holders	—		n/a		—
Total	3,184,121		n/a		2,087,863
________________________
(1)This amount reflects the outstanding restricted stock units and the maximum number of shares that may be issued under outstanding performance units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain criteria, and therefore may be significantly lower.
(2)The weighted average exercise price excludes performance units and restricted stock units, as there is no exercise price associated with these awards. The only outstanding options, warrants or rights are performance units and restricted stock units.
All equity awards were granted under our Incentive Compensation Plan. See Note 18 to the consolidated financial statements for additional information.
Item 13.Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2021 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.
Item 14.Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2021 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV
Item 15.Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)
•Management’s Report on Internal Control Over Financial Reporting
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Income for the Years Ended February 26, 2021, February 28, 2020 and February 22, 2019
•Consolidated Statements of Comprehensive Income for the Years Ended February 26, 2021, February 28, 2020 and February 22, 2019
•Consolidated Balance Sheets as of February 26, 2021 and February 28, 2020
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 26, 2021, February 28, 2020 and February 22, 2019
•Consolidated Statements of Cash Flows for the Years Ended February 26, 2021, February 28, 2020 and February 22, 2019
•Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
Schedule II—Valuation and Qualifying Accounts
All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended April 15, 2021 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006, between Steelcase Inc. as Issuer and J.P. Morgan Trust Company, National Association as Trustee (3)
4.2	Officers' Certificate of Steelcase Inc. establishing the terms of the 5.125% Senior Notes Due 2029 (4)
4.3	Description of Capital Stock (5)
10.1*
Third Amended and Restated Credit Agreement, dated as of February 27, 2020, among Steelcase Inc.; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders (6)

10.2**	Steelcase Inc. Restoration Retirement Plan (7)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.6**	Steelcase Inc. Deferred Compensation Plan (11)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)

Exhibit No.	Description
10.11**	Steelcase Inc. Executive Severance Plan (16)
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (26)
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 15, 2015 (27)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (TSR) (FY 2019) (28)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Cash-Based Award Agreement (ROIC) (FY 2019) (29)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2019) (30)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2020) (31)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2020 and 2021) (32)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (1-year) (FY 2021) (33)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (3-year) (FY 2021 and 2022) (34)
10.30**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022)
10.31**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020 (35)
10.32**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020 (36)
10.33**	Letter agreement between Steelcase Inc. and James P. Keane, dated April 15, 2021 (37)
10.34**	Letter agreement between Steelcase Inc. and Sara E. Armbruster, dated April 15, 2021 (38)
10.35**	Retention Award Agreement between Steelcase Inc. and David C. Sylvester, dated April 15, 2021 (39)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
*    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

**    Management contract or compensatory plan or arrangement.
(1)Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.
(2)Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(3)Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 7, 2006 (commission file number 001-13873), and incorporated herein by reference.
(4)Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 18, 2019 (commission file number 001-13873), and incorporated herein by reference.
(5)Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2020, as filed with the Commission on April 27, 2020 (commission file number 001-13873), and incorporated herein by reference.
(6)Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 28, 2020 (commission file number 001-13873), and incorporated herein by reference.
(7)Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(8)Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.
(9)Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.
(10)Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2017, as filed with the Commission on September 20, 2017 (commission file number 001-13873), and incorporated herein by reference.
(11)Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(12)Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(13)Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.
(14)Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2014, as filed with the Commission on December 23, 2014 (commission file number 001-13873), and incorporated herein by reference.
(15)Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.
(16)    Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 9, 2007 (commission file number 001-13873), and incorporated herein by reference.
(17)    Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.
(18)    Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2009, as filed with the Commission on October 5, 2009 (commission file number 001-13873), and incorporated herein by reference.
(19)    Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 27, 2009, as filed with the Commission on January 5, 2010 (commission file number 001-13873), and incorporated herein by reference.

(20)    Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2003, as filed with the Commission on May 16, 2003 (commission file number 001-13873), and incorporated herein by reference.
(21)    Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2005, as filed with the Commission on May 6, 2005 (commission file number 001-13873), and incorporated herein by reference.
(22)    Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2005, as filed with the Commission on July 1, 2005 (commission file number 001-13873), and incorporated herein by reference.
(23)    Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2008, as filed with the Commission on October 7, 2008 (commission file number 001-13873), and incorporated herein by reference.
(24)    Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 24, 2012, as filed with the Commission on April 23, 2012 (commission file number 001-13873), and incorporated herein by reference.
(25)    Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.
(26)    Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 14, 2017 (commission file number 001-13873), and incorporated herein by reference.
(27)    Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.
(28)     Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.
(29)    Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.
(30)     Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2018, as filed with the Commission on April 10, 2018 (commission file number 001-13873), and incorporated herein by reference.
(31)     Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.
(32)     Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.
(33)     Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.
(34)     Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.
(35)     Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2020, as filed with the Commission on April 27, 2020 (commission file number 001-13873), and incorporated herein by reference.
(36)     Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2020, as filed with the Commission on September 25, 2020 (commission file number 001-13873), and incorporated herein by reference.
(37)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(38)    Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.

(39)    Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.
Item 16.Form 10-K Summary:
None.
SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Balance as of beginning of period	$9.4	$8.7	$11.1
Additions:
Charged to costs and expenses	6.2	7.3	5.5
Deductions (1)	(7.3)	(5.9)	(8.2)
Other adjustments (2)	0.4	(0.7)	0.3
Balance as of end of period	$8.7	$9.4	$8.7
________________________
(1)Primarily represents changes in our estimated provision for bad debts and excess of accounts written off over recoveries.
(2)Primarily represents currency translation adjustments and $0.5 related to the sale of PolyVision in 2020.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 26, 2021	February 28, 2020	February 22, 2019
Balance as of beginning of period	$5.7	$7.8	$9.5
Additions:
Charged to costs and expenses	0.4	(1.9)	1.7
Deductions and expirations	—	—	(3.0)
Other adjustments (1)	0.5	(0.2)	(0.4)
Balance as of end of period	$6.6	$5.7	$7.8
________________________
(1)Primarily represents currency translation adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ ROBIN L. ZONDERVAN
Robin L. Zondervan Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: April 20, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES P. KEANE	President and Chief Executive Officer, Director (Principal Executive Officer)	April 20, 2021
James P. Keane

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 20, 2021
David C. Sylvester

/s/ ROBIN L. ZONDERVAN	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	April 20, 2021
Robin L. Zondervan

/s/ SARA E. ARMBRUSTER	Executive Vice President, Director	April 20, 2021
Sara E. Armbruster

/s/ LAWRENCE J. BLANFORD	Director	April 20, 2021
Lawrence J. Blanford

/s/ TIMOTHY C. E. BROWN	Director	April 20, 2021
Timothy C. E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 20, 2021
Connie K. Duckworth

/s/ TODD P. KELSEY	Director	April 20, 2021
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 20, 2021
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 20, 2021
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 20, 2021
Cathy D. Ross

/s/ CATHERINE C. B. SCHMELTER	Director	April 20, 2021
Catherine C. B. Schmelter

/s/ PETER M. WEGE II	Director	April 20, 2021
Peter M. Wege II

/s/ LINDA K. WILLIAMS	Director	April 20, 2021
Linda K. Williams

/s/ KATE PEW WOLTERS	Director	April 20, 2021
Kate Pew Wolters
S-1