Form 10-Q
period 2021-05-28
STEELCASE INC
filed 2021-06-25
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 22, 2021, Steelcase Inc. had 90,582,958 shares of Class A Common Stock and 25,096,994 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 28, 2021 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 28, 2021	May 29, 2020
Revenue	$556.6	$482.8
Cost of sales	401.9	360.1
Gross profit	154.7	122.7
Operating expenses	186.5	157.4
Goodwill impairment charge	—	17.6
Operating loss	(31.8)	(52.3)
Interest expense	(6.4)	(7.3)
Investment income	0.2	0.8
Other income (expense), net	(0.8)	4.0
Loss before income tax benefit	(38.8)	(54.8)
Income tax benefit	(10.7)	(16.7)
Net loss	$(28.1)	$(38.1)
Earnings (loss) per share:
Basic	$(0.24)	$(0.33)
Diluted	$(0.24)	$(0.33)
Dividends declared and paid per common share	$0.100	$0.070

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 28, 2021	May 29, 2020
Net loss	$(28.1)	$(38.1)
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.2	(0.2)
Pension and other post-retirement liability adjustments	(0.1)	0.3
Derivative amortization	0.2	0.2
Foreign currency translation adjustments	0.9	(8.9)
Total other comprehensive income (loss), net	1.2	(8.6)
Comprehensive loss	$(26.9)	$(46.7)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 28, 2021	February 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$397.2	$489.8
Accounts receivable	269.4	279.0
Allowance for doubtful accounts	(9.1)	(8.7)
Inventories	227.6	193.5
Prepaid expenses	24.9	20.9
Income taxes receivable	59.0	49.5
Other current assets	23.1	21.4
Total current assets	992.1	1,045.4
Property, plant and equipment, net of accumulated depreciation of $1,079.5 and $1,063.2	412.3	410.8
Company-owned life insurance ("COLI")	168.9	169.5
Deferred income taxes	115.3	113.3
Goodwill	218.4	218.1
Other intangible assets, net of accumulated amortization of $77.0 and $73.3	86.8	90.4
Investments in unconsolidated affiliates	51.3	51.5
Right-of-use operating lease assets	216.8	225.4
Other assets	27.7	29.6
Total assets	$2,289.6	$2,354.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199.3	$181.3
Short-term borrowings and current portion of long-term debt	5.0	4.7
Current operating lease obligations	43.3	43.8
Accrued expenses:
Employee compensation	61.7	90.1
Employee benefit plan obligations	15.6	24.9
Accrued promotions	25.2	27.8
Customer deposits	42.2	33.7
Other	105.9	108.7
Total current liabilities	498.2	515.0
Long-term liabilities:
Long-term debt less current maturities	478.7	479.2
Employee benefit plan obligations	144.9	152.9
Long-term operating lease obligations	191.2	199.5
Other long-term liabilities	46.3	46.9
Total long-term liabilities	861.1	878.5
Total liabilities	1,359.3	1,393.5
Shareholders’ equity:
Additional paid-in capital	21.3	12.5
Accumulated other comprehensive income (loss)	(38.8)	(40.0)
Retained earnings	947.8	988.0
Total shareholders’ equity	930.3	960.5
Total liabilities and shareholders’ equity	$2,289.6	$2,354.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 28, 2021	May 29, 2020
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,908,676	117,202,000
Common stock issuances	13,093	12,949
Common stock repurchases	(353,196)	(3,244,389)
Performance and restricted stock units issued as common stock	1,095,826	788,989
Common shares outstanding, end of period	115,664,399	114,759,549

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$12.5	$28.4
Common stock issuances	0.2	0.2
Common stock repurchases	(4.3)	(36.4)
Performance and restricted stock units expense	12.9	7.8
Additional paid-in capital, end of period	21.3	—

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(40.0)	(69.3)
Other comprehensive income (loss)	1.2	(8.6)
Accumulated other comprehensive income (loss), end of period	(38.8)	(77.9)

Changes in retained earnings:
Retained earnings, beginning of period	988.0	1,011.3
Net loss	(28.1)	(38.1)
Dividends paid	(12.1)	(8.4)
Common stock repurchases	—	(5.9)
Retained earnings, end of period	947.8	958.9
Total shareholders' equity	$930.3	$881.0
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 28, 2021	May 29, 2020
OPERATING ACTIVITIES
Net loss	$(28.1)	$(38.1)
Depreciation and amortization	20.7	22.5
Goodwill impairment charge	—	17.6
Deferred income taxes	(2.3)	12.4
Non-cash stock compensation	13.1	8.0
Equity in income of unconsolidated affiliates	(1.3)	(1.8)
Dividends received from unconsolidated affiliates	1.5	0.7
Other	(2.6)	(2.8)
Changes in operating assets and liabilities:
Accounts receivable	10.1	115.8
Inventories	(34.2)	(32.8)
Other assets	(14.1)	(28.0)
Accounts payable	17.8	(87.8)
Employee compensation liabilities	(36.0)	(137.2)
Employee benefit obligations	(18.1)	(33.2)
Customer deposits	8.4	94.9
Accrued expenses and other liabilities	1.5	(3.6)
Net cash used in operating activities	(63.6)	(93.4)
INVESTING ACTIVITIES
Capital expenditures	(18.4)	(9.4)
Other	5.4	6.7
Net cash used in investing activities	(13.0)	(2.7)
FINANCING ACTIVITIES
Dividends paid	(12.1)	(8.4)
Common stock repurchases	(4.3)	(42.3)
Borrowings on global committed bank facility	—	250.0
Repayments on global committed bank facility	—	(5.0)
Other	(0.4)	(0.6)
Net cash provided by (used in) financing activities	(16.8)	193.7
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93.1)	96.3
Cash and cash equivalents and restricted cash, beginning of period (1)	495.6	547.1
Cash and cash equivalents and restricted cash, end of period (2)	$402.5	$643.4
_______________________________________
(1)These amounts include restricted cash of $5.8 and $6.1 as of February 26, 2021 and February 28, 2020, respectively.
(2)These amounts include restricted cash of $5.3 and $5.9 as of May 28, 2021 and May 29, 2020, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims.  Restricted cash is included as part of Other assets in the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2021 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 26, 2021 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
2.NEW ACCOUNTING STANDARDS
We evaluate all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 28, 2021	May 29, 2020
Americas
Desking, benching, systems and storage	$185.1	$168.4
Seating	118.2	96.5
Other (1)	73.0	69.0
EMEA
Desking, benching, systems and storage	54.8	43.9
Seating	33.9	31.0
Other (1)	34.9	24.6
Other
Desking, benching, systems and storage	10.8	10.7
Seating	14.5	12.2
Other (1)	31.4	26.5
	$556.6	$482.8
_______________________________________
(1)The Other product category data consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology and other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 28, 2021	May 29, 2020
United States	$359.3	$323.5
Foreign locations	197.3	159.3
	$556.6	$482.8

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the three months ended May 28, 2021 are as follows:

Customer Deposits
Balance as of February 26, 2021	$33.7
Recognition of revenue related to beginning of year customer deposits	(18.3)
Customer deposits received, net of revenue recognized during the period	26.8
Balance as of May 28, 2021	$42.2

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

Computation of Earnings (Loss) Per Share	Three Months Ended May 28, 2021
	Net Loss	Basic Shares (in millions)	Diluted Shares (in millions)
Unadjusted amounts	$(28.1)	118.3	118.3
Adjustment for participating securities	0.6	(2.7)	(2.7)
Amounts used in calculating earnings (loss) per share	$(27.5)	115.6	115.6

Earnings (loss) per share		$(0.24)	$(0.24)

Computation of Earnings (Loss) Per Share	Three Months Ended May 29, 2020
	Net Loss	Basic Shares (in millions)	Diluted Shares (in millions)
Unadjusted amounts	$(38.1)	117.3	117.3
Adjustment for participating securities	0.7	(2.2)	(2.2)
Amounts used in calculating earnings (loss) per share	$(37.4)	115.1	115.1

Earnings (loss) per share		$(0.33)	$(0.33)
Anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share were 0.5 million and 0.3 million as of May 28, 2021 and May 29, 2020, respectively. Total common shares outstanding were 115.7 million and 114.8 million as of May 28, 2021 and May 29, 2020, respectively.
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 28, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
Other comprehensive income (loss) before reclassifications	0.2	—	—	0.9	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	0.2	—	0.1
Net other comprehensive income (loss) during the period	0.2	(0.1)	0.2	0.9	1.2
Balance as of May 28, 2021	$0.5	$(6.7)	$(7.4)	$(25.2)	$(38.8)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 28, 2021 and May 29, 2020:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Operations
	Three Months Ended
	May 28, 2021	May 29, 2020
Amortization of pension and other post-retirement actuarial losses (gains)	$(0.1)	$(0.3)	Other income (expense), net
Income tax expense	—	0.1	Income tax benefit
	(0.1)	(0.2)

Derivative amortization	0.3	0.3	Interest expense
Income tax benefit	(0.1)	(0.1)	Income tax benefit
	0.2	0.2

Total reclassifications	$0.1	$—

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
Our total debt is carried at cost and was $483.7 and $483.9 as of May 28, 2021 and February 26, 2021, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $566.8 and $568.1 as of May 28, 2021 and February 26, 2021, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of May 28, 2021 and February 26, 2021 are summarized below:

	May 28, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$397.2	$—	$—	$397.2
Restricted cash	5.3	—	—	5.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$402.5	$0.8	$2.8	$406.1
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

	February 26, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$489.8	$—	$—	$489.8
Restricted cash	5.8	—	—	5.8
Foreign exchange forward contracts	—	1.1	—	1.1
Auction rate security	—	—	2.6	2.6
	$495.6	$1.1	$2.6	$499.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.8)	$—	$(0.8)
	$—	$(0.8)	$—	$(0.8)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 28, 2021:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 26, 2021	$2.6
Unrealized gain on investment	0.2
Balance as of May 28, 2021	$2.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	May 28, 2021	February 26, 2021
Raw materials and work-in-process	$137.1	$126.0
Finished goods	113.2	86.4
	250.3	212.4
Revaluation to LIFO	22.7	18.9
	$227.6	$193.5
The portion of inventories determined by the LIFO method was $96.5 and $89.1 as of May 28, 2021 and February 26, 2021, respectively.
8.     SHARE-BASED COMPENSATION
Performance Units
We have issued performance units (“PSUs”) to certain employees which are earned over a three-year performance period based on performance conditions established annually by the Compensation Committee within the first three months of the applicable fiscal year. The PSUs are then modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established, or if the performance conditions involve a qualitative assessment and such assessment has been made, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively).
As of May 28, 2021, the following PSUs have been issued and remained outstanding:
•448,300 PSUs to be earned over a three-year performance period of 2022 through 2024 (the "2022 PSUs"),
•529,500 PSUs to be earned over a three-year performance period of 2021 through 2023 (the "2021 PSUs") and
•296,600 PSUs to be earned over a three-year performance period of 2020 through 2022 (the "2020 PSUs").
In Q1 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs, Tranche 2 of the 2021 PSUs and Tranche 3 of the 2020 PSUs. Accordingly, one-third of each of these PSUs were considered granted in Q1 2022.
In Q1 2021, the performance conditions were established for Tranche 1 of the 2021 PSUs and Tranche 2 of the 2020 PSUs. These performance conditions involved a qualitative assessment which was made by the Compensation Committee in Q4 2021. Accordingly, one-third of each of these PSUs were considered granted in Q4 2021.
In Q1 2020, the performance conditions were established for Tranche 1 of the 2020 PSUs. Accordingly, one-third of the 2020 PSUs were considered granted in Q1 2020.
Once granted, the PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period.
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a fair value of $6.1, $3.7 and $1.6 for the PSUs with market conditions granted in 2022, 2021 and 2020, respectively. The Monte Carlo simulation was computed using the following assumptions:

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FY22 Award	FY21 Award		FY20 Award
	Tranche 1	Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	0.3%	0.2%	0.2%	0.1%	0.1%	2.3%
Expected term	3 years	2 years	2 years	1 year	1 year	3 years
Estimated volatility (2)	53.5%	61.3%	58.1%	56.1%	74.1%	32.5%
_______________________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period.
The total PSU expense and associated tax benefit for all outstanding awards for the three months ended May 28, 2021 and May 29, 2020 are as follows:

	Three Months Ended
Performance Units	May 28, 2021	May 29, 2020
Expense	$5.2	$0.2
Tax benefit	1.3	0.1
As of May 28, 2021, there was $1.3 of remaining unrecognized compensation expense related to granted nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
The PSU activity for the three months ended May 28, 2021 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	898,156	$14.06
Granted	1,019,517	14.38
Nonvested as of May 28, 2021	1,917,673	$14.23
Restricted Stock Units
During the three months ended May 28, 2021, we awarded 837,013 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the date of grant.
The total RSU expense and associated tax benefit for all outstanding awards for the three months ended May 28, 2021 and May 29, 2020 are as follows:

	Three Months Ended
Restricted Stock Units	May 28, 2021	May 29, 2020
Expense	$7.7	$7.6
Tax benefit	1.9	2.3
As of May 28, 2021, there was $10.8 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RSU activity for the three months ended May 28, 2021 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	2,285,965	$12.11
Granted	837,013	14.45
Forfeited	(12,856)	13.38
Nonvested as of May 28, 2021	3,110,122	$12.73

9.     LEASES
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
The components of lease expense are as follows:

	Three Months Ended
	May 28, 2021	May 29, 2020
Operating lease cost	$13.1	$13.1
Sublease rental income	(0.4)	(0.3)
	$12.7	$12.8
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended
	May 28, 2021	May 29, 2020
Cash flow information:
Operating cash flows used for operating leases	$13.4	$12.6
Leased assets obtained in exchange for new operating lease obligations	$1.6	$0.5
Other information:
Weighted-average remaining term	6.5 years	7.0 years
Weighted-average discount rate	3.8%	4.0%
The following table summarizes the future minimum lease payments as of May 28, 2021:

Fiscal year ending in February	Amount (1)
2022	$39.0
2023	45.5
2024	40.1
2025	37.8
2026	30.1
Thereafter	72.4
Total lease payments	$264.9
Less interest	30.4
Present value of lease liabilities	$234.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents, COLI, fixed assets and right-of-use assets related to operating leases.
Revenue and operating loss for the three months ended May 28, 2021 and May 29, 2020 and total assets as of May 28, 2021 and February 26, 2021 by segment are presented below:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 28, 2021	May 29, 2020
Revenue
Americas	$376.3	$333.9
EMEA	123.6	99.5
Other	56.7	49.4
	$556.6	$482.8
Operating loss
Americas	$(15.0)	$(23.5)
EMEA	(5.7)	(24.6)
Other	(5.3)	(1.6)
Corporate	(5.8)	(2.6)
	$(31.8)	$(52.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	May 28, 2021	February 26, 2021
Total assets
Americas	$1,031.0	$1,015.3
EMEA	413.1	414.4
Other	216.9	211.3
Corporate	628.6	713.0
	$2,289.6	$2,354.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2021. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
Non-GAAP Financial Measures
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. Pursuant to the requirements of Regulation G, we have provided a reconciliation below of the non-GAAP financial measures to the most directly comparable GAAP financial measure.
The non-GAAP financial measures used are (1) organic revenue growth, which represents the change in revenue excluding the impacts of acquisitions and divestitures and estimated currency translation effects, and (2) adjusted operating loss, which represents operating loss excluding goodwill impairment charges. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 28, 2021		May 29, 2020
Revenue	$556.6	100.0%	$482.8	100.0%
Cost of sales	401.9	72.2	360.1	74.6
Gross profit	154.7	27.8	122.7	25.4
Operating expenses	186.5	33.5	157.4	32.6
Goodwill impairment charge	—	—	17.6	3.6
Operating loss	(31.8)	(5.7)	(52.3)	(10.8)
Interest expense	(6.4)	(1.1)	(7.3)	(1.6)
Investment income	0.2	—	0.8	0.2
Other income (expense), net	(0.8)	(0.2)	4.0	0.8
Loss before income tax benefit	(38.8)	(7.0)	(54.8)	(11.4)
Income tax benefit	(10.7)	(2.0)	(16.7)	(3.5)
Net loss	$(28.1)	(5.0)%	$(38.1)	(7.9)%
Earnings (loss) per share:
Basic	$(0.24)		$(0.33)
Diluted	$(0.24)		$(0.33)

Q1 2022 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q1 2021 revenue	$333.9	$99.5	$49.4	$482.8
Dealer acquisition	12.8	—	—	12.8
Currency translation effects*	1.9	10.1	1.7	13.7
Q1 2021 revenue, adjusted	348.6	109.6	51.1	509.3
Q1 2022 revenue	376.3	123.6	56.7	556.6
Organic growth $	$27.7	$14.0	$5.6	$47.3
Organic growth %	8%	13%	11%	9%

* Currency translation effects represent the estimated net effect of translating Q1 2021 foreign currency revenues using the average exchange rates during Q1 2022.

Reconciliation of Operating Loss to Adjusted Operating Loss	Three Months Ended
	May 28, 2021		May 29, 2020
Operating loss	$(31.8)	(5.7)%	$(52.3)	(10.8)%
Add: goodwill impairment charge	—	—	17.6	3.6
Adjusted operating loss	$(31.8)	(5.7)%	$(34.7)	(7.2)%
Overview
Our revenue grew 15% in Q1 2022 compared to the prior year. The growth was broad-based, as all segments were impacted in the prior year by government mandates in response to the COVID-19 pandemic which significantly limited our ability to manufacture and fulfill orders. Our revenue continues to be negatively impacted by the effects of the COVID-19 pandemic, but our orders grew 11% in Q1 2022 compared to the prior year. Our average weekly order levels strengthened during the quarter, and orders grew 25% compared to Q4 2021. We also saw significant increases in customer visits, product mock-ups and requests for proposals during the quarter as companies plan for their employees to return to the office, which we believe will drive increased demand for our products in the future.
Cost of sales as a percentage of revenue decreased by 240 basis points in Q1 2022 compared to the prior year, driven by lower overhead costs in the current year and inefficiencies related to labor cost utilization in the prior year while our operations were impacted by the pandemic-related restrictions. Cost of sales in Q1 2022 included approximately $7 of inflation, net of pricing benefits, compared to the prior year driven by higher costs of steel, other commodities and logistics. We expect these inflationary pressures to continue to impact our cost of sales for the next few quarters but we expect to offset more of these costs later in 2022 as recent price increases are more fully implemented.
At the end of Q1 2022, our backlog of customer orders was approximately 20% lower than the prior year, which was impacted by the pandemic-related restrictions on manufacturing and distribution operations, but approximately 39% higher than at the end of Q4 2021. We expect to ship most of our backlog during Q2 2022.
Q1 2022 Compared to Q1 2021
We recorded a net loss of $28.1 and a loss per share of $0.24 in Q1 2022 compared to a net loss of $38.1 and a loss per share of $0.33 in the prior year. The prior year results included a goodwill impairment charge in the EMEA segment which increased the net loss by $17.6 and loss per share by $0.15. The operating loss of $31.8 in Q1 2022 represented an improvement of $20.5 from the prior year, which included the impairment charge. The remaining improvement was driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses.
Revenue of $556.6 in Q1 2022 represented an increase of $73.8 or 15% compared to the prior year. The increase was broad-based as all segments in the prior year were impacted by government mandates in response to the COVID-19 pandemic which significantly limited our ability to manufacture and fulfill orders. Revenue increased by 13% in the Americas, 24% in EMEA and 15% in the Other category compared to the prior year. After adjusting for a $12.8 impact from a dealer acquisition and $13.7 of currency translation effects, the organic revenue growth was $47.3 or 9% compared to the prior year. The organic revenue growth was 8% in the Americas, 13% in EMEA and 11% in the Other category compared to the prior year.
Cost of sales as a percentage of revenue decreased by 240 basis points to 72.2% of revenue in Q1 2022 compared to Q1 2021. The improvement was driven by the benefit of the higher revenue, approximately $5 of lower overhead costs and approximately $4 of lower labor costs due to inefficiencies in the prior year related to labor cost utilization, partially offset by approximately $7 of inflation, net of pricing benefits. Cost of sales as a percentage of revenue decreased by 320 basis points in the Americas and 330 basis points in EMEA, and increased by 460 basis points in the Other category.
Operating expenses of $186.5 in Q1 2022 represented an increase of $29.1 compared to the prior year, which included approximately $20 of lower wage and benefit expenses as a result of temporary hour and pay reductions and a $2.6 gain on the sale of land. The current year included an approximately $10 benefit related to workforce reductions, which was more than offset by $5.7 of higher variable compensation expense driven by the timing of when a portion of stock compensation expense was recorded in the prior year, approximately $4 of increased discretionary spending and $2.8 from an acquisition.
Our Q1 2022 effective tax rate of 27.6% compared to a Q1 2021 effective tax rate of 30.5%.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	May 28, 2021	May 29, 2020
Interest expense	$(6.4)	$(7.3)
Investment income	0.2	0.8
Other income (expense), net:
Equity in income of unconsolidated affiliates	1.3	1.9
Foreign exchange gain (loss)	(0.2)	0.1
Net periodic pension and post-retirement credit, excluding service cost	(0.2)	—
Miscellaneous income (expense), net	(1.7)	2.0
Total other income (expense), net	(0.8)	4.0
Total interest expense, investment income and other income (expense), net	$(7.0)	$(2.5)
In Q1 2022, other income (expense), net decreased by $4.8 compared to the prior year. In Q1 2021, miscellaneous income (expense), net included a $2.8 gain related to additional proceeds received from the partial sale of an investment in an unconsolidated affiliate in 2018. The higher interest expense in Q1 2021 was primarily due to a borrowing under our global credit facility, which was repaid during Q2 2021.
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

	Three Months Ended
Statement of Operations Data — Americas	May 28, 2021		May 29, 2020
Revenue	$376.3	100.0%	$333.9	100.0%
Cost of sales	272.5	72.4	252.3	75.6
Gross profit	103.8	27.6	81.6	24.4
Operating expenses	118.8	31.6	105.1	31.4
Operating loss	$(15.0)	(4.0)%	$(23.5)	(7.0)%
The operating loss in the Americas improved by $8.5 in Q1 2022 compared to the prior year. The improvement was driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses.

The Americas revenue represented 67.6% of consolidated revenue in Q1 2022. Q1 2022 revenue of $376.3 represented an increase of $42.4 or 13% compared to the prior year. Revenue in the prior year was impacted by government mandates in response to the COVID-19 pandemic which significantly limited our ability to manufacture and fulfill orders. After adjusting for a $12.8 impact from a dealer acquisition and $1.9 of currency translation effects, the organic revenue growth was $27.7 or 8% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 320 basis points in Q1 2022 compared to the prior year. The improvement was driven by the higher revenue, $3.7 of lower overhead costs (net of temporary hour and pay reductions in the prior year) and approximately $4 of lower labor costs due to inefficiencies in the prior year related to labor cost utilization, partially offset by approximately $7 of inflation, net of pricing benefits.
Operating expenses in Q1 2022 increased by $13.7 compared to the prior year, which included approximately $17 of lower wage and benefit expenses as a result of temporary hour and pay reductions and a $2.6 gain on the sale of land. The current year included an approximately $10 benefit related to workforce reductions, which was partially offset by $4.3 of higher variable compensation expense primarily due to the timing of when a portion of stock compensation expense was recorded in the prior year and $2.8 from an acquisition.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with a comprehensive portfolio of furniture, architectural and technology products.

	Three Months Ended
Statement of Operations Data — EMEA	May 28, 2021		May 29, 2020
Revenue	$123.6	100.0%	$99.5	100.0%
Cost of sales	89.5	72.4	75.3	75.7
Gross profit	34.1	27.6	24.2	24.3
Operating expenses	39.8	32.2	31.2	31.3
Goodwill impairment charge	—	—	17.6	17.7
Operating loss	$(5.7)	(4.6)%	$(24.6)	(24.7)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended
	May 28, 2021		May 29, 2020
Operating loss	$(5.7)	(4.6)%	$(24.6)	(24.7)%
Add: goodwill impairment charge	—	—	17.6	17.7
Adjusted operating loss	$(5.7)	(4.6)%	$(7.0)	(7.0)%
The operating loss in EMEA improved by $18.9 in Q1 2022 compared to the prior year which included a $17.6 goodwill impairment charge related to our Orangebox U.K. reporting unit. Adjusted for the goodwill impairment charge, the operating loss improved by $1.3 driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses.
EMEA revenue represented 22.2% of consolidated revenue in Q1 2022. Q1 2022 revenue of $123.6 represented an increase of $24.1 or 24% compared to the prior year. Revenue in the prior year was impacted by government mandates in response to the COVID-19 pandemic which significantly limited our ability to manufacture and fulfill orders. After adjusting for $10.1 of currency translation effects, the organic revenue growth was $14.0 or 13% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 330 basis points in Q1 2022 compared to the prior year. The improvement was driven by the higher revenue and approximately $1 of lower overhead costs.
Operating expenses in Q1 2022 increased by $8.6 compared to the prior year, which included approximately $5 of higher wage and benefit expenses as a result of temporary hour and pay reductions. The current year included $2.8 from unfavorable currency translation effects and approximately $1 of higher discretionary spending.
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

	Three Months Ended
Statement of Operations Data — Other	May 28, 2021		May 29, 2020
Revenue	$56.7	100.0%	$49.4	100.0%
Cost of sales	39.9	70.4	32.5	65.8
Gross profit	16.8	29.6	16.9	34.2
Operating expenses	22.1	38.9	18.5	37.4
Operating loss	$(5.3)	(9.3)%	$(1.6)	(3.2)%
The operating loss in the Other category increased by $3.7 in Q1 2022 compared to the prior year. The increase was driven by higher operating expenses and higher cost of sales as a percentage of revenue, partially offset by higher revenue.
Revenue in the Other category represented 10.2% of consolidated revenue in Q1 2022. Q1 2022 revenue of $56.7 represented an increase of $7.3 or 15% compared to the prior year. The increase was driven by higher revenue in both Asia Pacific and Designtex. Revenue in the prior year was impacted by government mandates in response to the COVID-19 pandemic which significantly limited our ability to manufacture and fulfill orders. After adjusting for $1.7 of currency translation effects, the organic revenue growth was $5.6 or 11% compared to the prior year.
Cost of sales as a percentage of revenue increased by 460 basis points in Q1 2022 compared to the prior year. The increase was driven by $0.7 from unfavorable business mix, $0.5 from unfavorable currency translation effects and $0.4 of higher logistics costs.
Operating expenses in Q1 2022 increased by $3.6 compared to the prior year. The increase was driven by higher wage and benefit expenses driven by temporary pay reductions in the prior year and higher discretionary spending.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 28, 2021	May 29, 2020
Operating expenses	$5.8	$2.6
The increase in operating expenses in Q1 2022 was driven by $3.0 of higher deferred compensation expense, higher wage and benefit expenses as a result of temporary hour and pay reductions in the prior year and $0.9 of variable compensation expense, partially offset by higher COLI income of $1.9.
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

Liquidity Sources	May 28, 2021	February 26, 2021
Cash and cash equivalents	$397.2	$489.8
Company-owned life insurance	168.9	169.5
Availability under credit facilities	265.5	265.9
Total liquidity sources available	$831.6	$925.2
As of May 28, 2021, we held a total of $397.2 in cash and cash equivalents. Of that total, 85% was located in the U.S. and the remaining 15% was located primarily in China (including Hong Kong), Mexico, India, the United Kingdom and Malaysia.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 28, 2021 and May 29, 2020:

	Three Months Ended
Cash Flow Data	May 28, 2021	May 29, 2020
Net cash provided by (used in):
Operating activities	$(63.6)	$(93.4)
Investing activities	(13.0)	(2.7)
Financing activities	(16.8)	193.7
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93.1)	96.3
Cash, cash equivalents and restricted cash, beginning of period	495.6	547.1
Cash, cash equivalents and restricted cash, end of period	$402.5	$643.4
Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 28, 2021	May 29, 2020
Net loss	$(28.1)	$(38.1)
Depreciation and amortization	20.7	22.5
Goodwill impairment charge	—	17.6
Changes in accounts receivable, inventories and accounts payable	(6.3)	(4.8)
Employee compensation liabilities	(36.0)	(137.2)
Employee benefit obligations	(18.1)	(33.2)
Customer deposits	8.4	94.9
Changes in other operating assets and liabilities	(4.2)	(15.1)
Net cash used in operating activities	$(63.6)	$(93.4)
Cash used in operating activities decreased in Q1 2022 compared to Q1 2021, driven by lower annual payments related to accrued variable compensation and retirement plan contributions. These payments totaled $50.4 in Q1 2022 compared to $148.0 in Q1 2021. In Q1 2021, we offered additional cash discounts to our dealers which drove a significant increase in customer deposits during the prior year as compared to Q1 2022.

Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 28, 2021	May 29, 2020
Capital expenditures	$(18.4)	$(9.4)
Other	5.4	6.7
Net cash used in investing activities	$(13.0)	$(2.7)
Capital expenditures in Q1 2022 were primarily related to investments in manufacturing operations, information technology, customer-facing facilities and product development. Capital expenditures in Q1 2021 reflected reduced spending as a result of the COVID-19 pandemic. Other investing activities in Q1 2022 included $4.6 of proceeds from COLI policy maturities. Other investing activities in Q1 2021 included $3.3 of additional proceeds from the partial sale of an investment in an unconsolidated affiliate in 2018 and $2.7 of proceeds from the sale of land.
Cash provided by (used in) financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 28, 2021	May 29, 2020
Dividends paid	$(12.1)	$(8.4)
Common stock repurchases	(4.3)	(42.3)
Net borrowings and repayments of debt	—	245.0
Other	(0.4)	(0.6)
Net cash provided by (used in) financing activities	$(16.8)	$193.7
We paid dividends of $0.10 and $0.07 per common share in Q1 2022 and Q1 2021, respectively.
In Q1 2022, we repurchased 353,196 shares of Class A common stock, all of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In Q1 2021, we repurchased 3,244,389 shares of Class A common stock, 244,389 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 28, 2021, we had $56.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q1 2022, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q1 2022, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of May 28, 2021 were:

Liquidity Facilities	May 28, 2021
Global committed bank facility	$250.0
Other committed bank facility	3.9
Various uncommitted lines	19.2
Total credit lines available	273.1
Less: Borrowings outstanding	(1.7)
Less: Other guarantees and letters of credit	(5.9)
Available capacity	$265.5

We have a $250.0 global committed bank facility in effect through 2025. As of May 28, 2021, there were no borrowings outstanding under the facility, there were $5.9 of guarantees and letters of credit which reduced our availability, and we were in compliance with all covenants under the facility.
We have a $12.5 committed bank facility related to a subsidiary, which has current availability of $3.9 based on eligible accounts receivable of the subsidiary. As of May 28, 2021, $1.6 was outstanding under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were $0.1 of borrowings outstanding under the uncommitted facilities as of May 28, 2021.
In addition, we have revolving credit agreements totaling $28.9 which can be utilized to support bank guarantees, letters of credit or foreign exchange contracts. As of May 28, 2021, we had $3.9 in outstanding letters of credit and bank guarantees against these agreements. There were no draws against our letters of credit during Q1 2022 or Q1 2021.
Total consolidated debt as of May 28, 2021 was $483.7. Our debt primarily consists of $444.2 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance of $36.8 as of May 28, 2021. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of May 28, 2021, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $566.1. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known or foreseeable liquidity needs.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. We expect capital expenditures to total approximately $65 to $75 in 2022 compared to $41.3 in 2021.
On June 23, 2021, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $17, to be paid in Q2 2022. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q1 2022, there have been no changes in the items that we have identified as critical accounting estimates.
Recently Issued Accounting Standards
See Note 2 to the condensed consolidated financial statements.
Forward-looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project," "target” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events; cyberattacks; the COVID-19 pandemic and the actions taken by various governments and third parties to combat the pandemic; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demand; and the other risks and contingencies detailed in this Report, our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 28, 2021 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2021. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2022, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2022, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2022, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2022, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 28, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 28, 2021, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended February 26, 2021.  There have not been any material changes to the risk factors set forth in our Form 10-K for the fiscal year ended February 26, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
2/27/2021 - 4/2/2021	353,196	$14.16	—	$56.4
4/3/2021 - 4/30/2021	—	$—	—	$56.4
5/1/2021 - 5/28/2021	—	$—	—	$56.4
Total	353,196	(2)	—
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
Date: June 25, 2021