Form 10-Q
period 2021-08-27
STEELCASE INC
filed 2021-09-24
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2021

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 21, 2021, Steelcase Inc. had 88,343,089 shares of Class A Common Stock and 25,076,994 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 27, 2021 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Revenue	$724.8	$818.8	$1,281.4	$1,301.6
Cost of sales	518.0	542.3	919.9	902.4
Restructuring costs	—	6.9	—	6.9
Gross profit	206.8	269.6	361.5	392.3
Operating expenses	172.9	172.3	359.4	329.7
Goodwill impairment charge	—	—	—	17.6
Restructuring costs	—	8.7	—	8.7
Operating income	33.9	88.6	2.1	36.3
Interest expense	(6.4)	(6.8)	(12.8)	(14.1)
Investment income	0.1	0.2	0.3	1.0
Other income, net	1.8	0.8	1.0	4.8
Income (loss) before income tax expense (benefit)	29.4	82.8	(9.4)	28.0
Income tax expense (benefit)	4.7	27.3	(6.0)	10.6
Net income (loss)	$24.7	$55.5	$(3.4)	$17.4
Earnings (loss) per share:
Basic	$0.21	$0.47	$(0.03)	$0.15
Diluted	$0.21	$0.47	$(0.03)	$0.15
Dividends declared and paid per common share	$0.145	$0.100	$0.245	$0.170

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Net income (loss)	$24.7	$55.5	$(3.4)	$17.4
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	0.1	0.2	(0.1)
Pension and other post-retirement liability adjustments	0.4	(1.1)	0.3	(0.8)
Derivative amortization	0.2	0.2	0.4	0.4
Foreign currency translation adjustments	(12.7)	22.4	(11.8)	13.5
Total other comprehensive income (loss), net	(12.1)	21.6	(10.9)	13.0
Comprehensive income (loss)	$12.6	$77.1	$(14.3)	$30.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 27, 2021	February 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$360.7	$489.8
Accounts receivable	334.0	279.0
Allowance for doubtful accounts	(9.1)	(8.7)
Inventories	233.4	193.5
Prepaid expenses	36.6	20.9
Income taxes receivable	51.7	49.5
Other current assets	22.7	21.4
Total current assets	1,030.0	1,045.4
Property, plant and equipment, net of accumulated depreciation of $1,081.3 and $1,063.2	402.1	410.8
Company-owned life insurance ("COLI")	169.8	169.5
Deferred income taxes	115.7	113.3
Goodwill	218.1	218.1
Other intangible assets, net of accumulated amortization of $79.8 and $73.3	82.3	90.4
Investments in unconsolidated affiliates	49.4	51.5
Right-of-use operating lease assets	219.4	225.4
Other assets	26.7	29.6
Total assets	$2,313.5	$2,354.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234.4	$181.3
Short-term borrowings and current portion of long-term debt	6.1	4.7
Current operating lease obligations	43.3	43.8
Accrued expenses:
Employee compensation	65.4	90.1
Employee benefit plan obligations	18.3	24.9
Accrued promotions	26.4	27.8
Customer deposits	47.4	33.7
Other	106.4	108.7
Total current liabilities	547.7	515.0
Long-term liabilities:
Long-term debt less current maturities	478.4	479.2
Employee benefit plan obligations	145.2	152.9
Long-term operating lease obligations	193.4	199.5
Other long-term liabilities	47.5	46.9
Total long-term liabilities	864.5	878.5
Total liabilities	1,412.2	1,393.5
Shareholders’ equity:
Additional paid-in capital	—	12.5
Accumulated other comprehensive income (loss)	(50.9)	(40.0)
Retained earnings	952.2	988.0
Total shareholders’ equity	901.3	960.5
Total liabilities and shareholders’ equity	$2,313.5	$2,354.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Changes in common shares outstanding:
Common shares outstanding, beginning of period	115,664,399	114,759,549	114,908,676	117,202,000
Common stock issuances	14,204	13,941	27,297	26,890
Common stock repurchases	(1,873,804)	(205)	(2,227,000)	(3,244,594)
Performance and restricted stock units issued as common stock	16,559	3,261	1,112,385	792,250
Common shares outstanding, end of period	113,821,358	114,776,546	113,821,358	114,776,546

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$21.3	$—	$12.5	$28.4
Common stock issuances	0.2	0.2	0.4	0.4
Common stock repurchases	(23.4)	—	(27.7)	(36.4)
Performance and restricted stock units expense	1.9	1.5	14.8	9.3
Additional paid-in capital, end of period	—	1.7	—	1.7

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(38.8)	(77.9)	(40.0)	(69.3)
Other comprehensive income (loss)	(12.1)	21.6	(10.9)	13.0
Accumulated other comprehensive income (loss), end of period	(50.9)	(56.3)	(50.9)	(56.3)

Changes in retained earnings:
Retained earnings, beginning of period	947.8	958.9	988.0	1,011.3
Net income (loss)	24.7	55.5	(3.4)	17.4
Dividends paid	(17.1)	(11.7)	(29.2)	(20.1)
Common stock repurchases	(3.2)	—	(3.2)	(5.9)
Retained earnings, end of period	952.2	1,002.7	952.2	1,002.7
Total shareholders' equity	$901.3	$948.1	$901.3	$948.1
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 27, 2021	August 28, 2020
OPERATING ACTIVITIES
Net income (loss)	$(3.4)	$17.4
Depreciation and amortization	41.2	43.3
Goodwill impairment charge	—	17.6
Restructuring costs	—	15.6
Deferred income taxes	(3.1)	18.0
Non-cash stock compensation	15.2	9.7
Equity in income of unconsolidated affiliates	(2.1)	(3.9)
Dividends received from unconsolidated affiliates	4.0	2.8
Other	(19.4)	(12.5)
Changes in operating assets and liabilities:
Accounts receivable	(58.0)	58.0
Inventories	(42.0)	(0.2)
Other assets	(20.3)	(10.8)
Accounts payable	54.7	(36.5)
Employee compensation liabilities	(30.7)	(120.8)
Employee benefit obligations	(14.9)	(24.9)
Customer deposits	14.0	74.3
Accrued expenses and other liabilities	3.2	(2.2)
Net cash provided by (used in) operating activities	(61.6)	44.9
INVESTING ACTIVITIES
Capital expenditures	(31.8)	(18.0)
Proceeds from disposal of fixed assets	16.8	7.1
Other	8.5	4.9
Net cash used in investing activities	(6.5)	(6.0)
FINANCING ACTIVITIES
Dividends paid	(29.2)	(20.1)
Common stock repurchases	(30.9)	(42.3)
Borrowings on global committed bank facility	—	250.0
Repayments on global committed bank facility	—	(250.0)
Other	0.2	(1.4)
Net cash used in financing activities	(59.9)	(63.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net decrease in cash, cash equivalents and restricted cash	(128.6)	(24.7)
Cash and cash equivalents and restricted cash, beginning of period (1)	495.6	547.1
Cash and cash equivalents and restricted cash, end of period (2)	$367.0	$522.4
_______________________________________
(1)These amounts include restricted cash of $5.8 and $6.1 as of February 26, 2021 and February 28, 2020, respectively.
(2)These amounts include restricted cash of $6.3 and $6.5 as of August 27, 2021 and August 28, 2020, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Americas
Desking, benching, systems and storage	$244.3	$310.7	$429.4	$479.1
Seating	165.5	195.0	283.7	291.5
Other (1)	113.5	125.5	186.5	194.5
EMEA
Desking, benching, systems and storage	41.7	47.9	96.5	91.8
Seating	55.7	45.8	89.6	76.8
Other (1)	41.5	32.2	76.4	56.8
Other
Desking, benching, systems and storage	14.5	10.4	25.3	21.1
Seating	16.2	18.7	30.7	30.9
Other (1)	31.9	32.6	63.3	59.1
	$724.8	$818.8	$1,281.4	$1,301.6
_______________________________________
(1)The Other product category data consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology and other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
United States	$493.5	$597.6	$852.8	$921.1
Foreign locations	231.3	221.2	428.6	380.5
	$724.8	$818.8	$1,281.4	$1,301.6

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the six months ended August 27, 2021 are as follows:

Customer Deposits
Balance as of February 26, 2021	$33.7
Recognition of revenue related to beginning of year customer deposits	(25.7)
Customer deposits received, net of revenue recognized during the period	39.4
Balance as of August 27, 2021	$47.4

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

Computation of Earnings (Loss) Per Share	Three Months Ended August 27, 2021			Three Months Ended August 28, 2020
	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$24.7	118.0	118.6	$55.5	117.6	117.8
Impact of participating securities	(0.6)	(3.1)	(3.1)	(1.3)	(2.8)	(2.8)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$24.1	114.9	115.5	$54.2	114.8	115.0

Earnings (loss) per share		$0.21	$0.21		$0.47	$0.47
There were no anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the three months ended August 27, 2021 and August 28, 2020.

Computation of Earnings (Loss) Per Share	Six Months Ended August 27, 2021			Six Months Ended August 28, 2020
	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$(3.4)	118.1	118.1	$17.4	117.4	117.6
Impact of participating securities	0.1	(2.9)	(2.9)	(0.4)	(2.4)	(2.4)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$(3.3)	115.2	115.2	$17.0	115.0	115.2

Earnings (loss) per share		$(0.03)	$(0.03)		$0.15	$0.15
There were 0.5 million anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the six months ended August 27, 2021 and none for the six months ended August 28, 2020.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 27, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 28, 2021	$0.5	$(6.7)	$(7.4)	$(25.2)	$(38.8)
Other comprehensive income (loss) before reclassifications	—	0.4	—	(12.7)	(12.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.2	—	0.2
Net other comprehensive income (loss) during the period	—	0.4	0.2	(12.7)	(12.1)
Balance as of August 27, 2021	$0.5	$(6.3)	$(7.2)	$(37.9)	$(50.9)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 27, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
Other comprehensive income (loss) before reclassifications	0.2	0.4	—	(11.8)	(11.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	0.4	—	0.3
Net other comprehensive income (loss) during the period	0.2	0.3	0.4	(11.8)	(10.9)
Balance as of August 27, 2021	$0.5	$(6.3)	$(7.2)	$(37.9)	$(50.9)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 27, 2021 and August 28, 2020:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Amortization of pension and other post-retirement actuarial losses (gains)	$—	$(0.3)	$(0.1)	$(0.6)	Other income, net
Prior service cost (credit)	—	(0.1)	—	(0.1)	Other income, net
Income tax expense	—	0.1	—	0.2	Income tax expense (benefit)
	—	(0.3)	(0.1)	(0.5)

Derivative amortization	0.3	0.3	0.6	0.6	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense (benefit)
	0.2	0.2	0.4	0.4

Total reclassifications	$0.2	$(0.1)	$0.3	$(0.1)

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
Our total debt is carried at cost and was $484.5 and $483.9 as of August 27, 2021 and February 26, 2021, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $565.8 and $568.1 as of August 27, 2021 and February 26, 2021, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of August 27, 2021 and February 26, 2021 are summarized below:

	August 27, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$360.7	$—	$—	$360.7
Restricted cash	6.3	—	—	6.3
Foreign exchange forward contracts	—	0.6	—	0.6
Auction rate security	—	—	2.8	2.8
	$367.0	$0.6	$2.8	$370.4
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

	February 26, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$489.8	$—	$—	$489.8
Restricted cash	5.8	—	—	5.8
Foreign exchange forward contracts	—	1.1	—	1.1
Auction rate security	—	—	2.6	2.6
	$495.6	$1.1	$2.6	$499.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.8)	$—	$(0.8)
	$—	$(0.8)	$—	$(0.8)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 27, 2021:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 26, 2021	$2.6
Unrealized gain on investment	0.2
Balance as of August 27, 2021	$2.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	August 27, 2021	February 26, 2021
Raw materials and work-in-process	$139.5	$126.0
Finished goods	118.3	86.4
	257.8	212.4
Revaluation to LIFO	24.4	18.9
	$233.4	$193.5
The portion of inventories determined by the LIFO method was $102.1 and $89.1 as of August 27, 2021 and February 26, 2021, respectively.
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
As of August 27, 2021, the following PSUs have been issued and remained outstanding:
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
Once granted, the PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period. For participants who are or become retirement-eligible during the performance period, the PSUs are expensed over the period ending on the date the participant becomes retirement-eligible.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(2)Represents the historical price volatility of our Class A Common Stock for the three-year period.
The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 27, 2021 and August 28, 2020 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Expense	$0.4	$0.1	$5.6	$0.3
Tax benefit	0.1	—	1.4	0.1
As of August 27, 2021, there was $1.0 of remaining unrecognized compensation expense related to granted nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
The PSU activity for the six months ended August 27, 2021 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	898,156	$14.06
Granted	1,019,517	14.38
Nonvested as of August 27, 2021	1,917,673	$14.23
Restricted Stock Units
During the six months ended August 27, 2021, we awarded 839,818 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the date of grant. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible.
The total RSU expense and associated tax benefit for all outstanding awards for the three and six months ended August 27, 2021 and August 28, 2020 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Expense	$1.5	$1.4	$9.2	$9.0
Tax benefit	0.4	0.4	2.3	2.3
As of August 27, 2021, there was $8.9 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The RSU activity for the six months ended August 27, 2021 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	2,285,965	$12.11
Granted	839,818	14.45
Vested	(16,559)	14.00
Forfeited	(48,220)	12.57
Nonvested as of August 27, 2021	3,061,004	$12.74

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
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Operating lease cost	$13.2	$12.9	$26.3	$26.0
Sublease rental income	(0.5)	(0.6)	(0.9)	(0.9)
	$12.7	$12.3	$25.4	$25.1
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended		Six Months Ended
	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Cash flow information:
Operating cash flows used for operating leases	$13.4	$12.1	$26.8	$24.7
Leased assets obtained in exchange for new operating lease obligations	$15.7	$1.4	$17.3	$1.9

	August 27, 2021	August 28, 2020
Other information:
Weighted-average remaining term	6.2 years	6.8 years
Weighted-average discount rate	3.7%	4.0%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the future minimum lease payments as of August 27, 2021:

Fiscal year ending in February	Amount (1)
2022	$26.1
2023	48.4
2024	43.5
2025	41.2
2026	32.9
Thereafter	73.3
Total lease payments	$265.4
Less: Interest	28.7
Present value of lease liabilities	$236.7
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three and six months ended August 27, 2021 and August 28, 2020 and total assets as of August 27, 2021 and February 26, 2021 by segment are presented in the following table:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Revenue
Americas	$523.3	$631.2	$899.6	$965.1
EMEA	138.9	125.9	262.5	225.4
Other	62.6	61.7	119.3	111.1
	$724.8	$818.8	$1,281.4	$1,301.6
Operating income (loss)
Americas	$44.7	$94.6	$29.7	$71.1
EMEA	(1.6)	(3.5)	(7.3)	(28.1)
Other	(4.2)	1.1	(9.5)	(0.5)
Corporate	(5.0)	(3.6)	(10.8)	(6.2)
	$33.9	$88.6	$2.1	$36.3

Reportable Segment Balance Sheet Data	August 27, 2021	February 26, 2021
Total assets
Americas	$1,093.9	$1,015.3
EMEA	420.7	414.4
Other	212.9	211.3
Corporate	586.0	713.0
	$2,313.5	$2,354.0

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
The non-GAAP financial measures used are (1) organic revenue growth (decline), which represents the change in revenue excluding the impacts of acquisitions and divestitures and estimated currency translation effects, and (2) adjusted operating income (loss), which represents operating income (loss) excluding goodwill impairment charges and restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Revenue	$724.8	100.0%	$818.8	100.0%	$1,281.4	100.0%	$1,301.6	100.0%
Cost of sales	518.0	71.5	542.3	66.3	919.9	71.8	902.4	69.4
Restructuring costs	—	—	6.9	0.8	—	—	6.9	0.5
Gross profit	206.8	28.5	269.6	32.9	361.5	28.2	392.3	30.1
Operating expenses	172.9	23.8	172.3	21.0	359.4	28.0	329.7	25.3
Goodwill impairment charge	—	—	—	—	—	—	17.6	1.4
Restructuring costs	—	—	8.7	1.1	—	—	8.7	0.6
Operating income	33.9	4.7	88.6	10.8	2.1	0.2	36.3	2.8
Interest expense	(6.4)	(0.9)	(6.8)	(0.8)	(12.8)	(1.0)	(14.1)	(1.1)
Investment income	0.1	—	0.2	—	0.3	—	1.0	0.1
Other income, net	1.8	0.2	0.8	0.1	1.0	0.1	4.8	0.4
Income (loss) before income tax expense (benefit)	29.4	4.0	82.8	10.1	(9.4)	(0.7)	28.0	2.2
Income tax expense (benefit)	4.7	0.6	27.3	3.3	(6.0)	(0.4)	10.6	0.9
Net income (loss)	$24.7	3.4%	$55.5	6.8%	$(3.4)	(0.3)%	$17.4	1.3%
Earnings (loss) per share:
Basic	$0.21		$0.47		$(0.03)		$0.15
Diluted	$0.21		$0.47		$(0.03)		$0.15

Q2 2022 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Q2 2021 revenue	$631.2	$125.9	$61.7	$818.8
Dealer acquisition	13.1	—	—	13.1
Currency translation effects*	2.1	6.3	1.4	9.8
Q2 2021 revenue, adjusted	646.4	132.2	63.1	841.7
Q2 2022 revenue	523.3	138.9	62.6	724.8
Organic growth (decline) $	$(123.1)	$6.7	$(0.5)	$(116.9)
Organic growth (decline) %	(19)%	5%	(1)%	(14)%

* Currency translation effects represent the estimated net effect of translating Q2 2021 foreign currency revenues using the average exchange rates during Q2 2022.

Year-to-date 2022 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2021 revenue	$965.1	$225.4	$111.1	$1,301.6
Dealer acquisition	25.9	—	—	25.9
Currency translation effects*	4.2	16.4	3.2	23.8
Year-to-date 2021 revenue, adjusted	995.2	241.8	114.3	1,351.3
Year-to-date 2022 revenue	899.6	262.5	119.3	1,281.4
Organic growth (decline) $	$(95.6)	$20.7	$5.0	$(69.9)
Organic growth (decline) %	(10)%	9%	4%	(5)%

* Currency translation effects represent the estimated net effect of translating 2021 foreign currency revenues using the average exchange rates during 2022.

Reconciliation of Operating Income to Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Operating income	$33.9	4.7%	$88.6	10.8%	$2.1	0.2%	$36.3	2.8%
Add: Goodwill impairment charge	—	—	—	—	—	—	17.6	1.4
Add: Restructuring costs	—	—	15.6	1.9	—	—	15.6	1.1
Adjusted operating income	$33.9	4.7%	$104.2	12.7%	$2.1	0.2%	$69.5	5.3%
Overview

During Q2 2022, we continued to see strengthening demand, and orders grew 24% compared to the prior year and 12% compared to Q1 2022. Revenue in the Americas in Q2 2021 benefited from strong beginning order backlog due to pandemic-related restrictions on manufacturing and delivery activities during Q1 2021. Revenue in the Americas in Q2 2022 was negatively impacted by at least $40 due to shipment delays caused by supply chain disruptions. During the quarter, our pipeline of project opportunities and requests for proposals in the Americas declined compared to Q1 2022 as recent trends in the COVID-19 pandemic caused some companies to delay their return to the office.
Cost of sales as a percentage of revenue increased by 520 basis points in Q2 2022 compared to the prior year. The increase was driven by lower revenue, significant inflation in steel and other commodities, and freight cost inefficiencies due to supply chain disruptions. We expect the inflationary pressures from steel and other commodities to continue to impact our cost of sales through 2022, but we expect our recent price increases to more fully offset these costs in 2023.
Q2 2022 Compared to Q2 2021
We recorded net income of $24.7 and diluted earnings per share of $0.21 in Q2 2022 compared to net income of $55.5 and diluted earnings per share of $0.47 in the prior year. The prior year results included restructuring costs in the Americas, which decreased net income by $9.5 and diluted earnings per share by $0.08. Operating income of $33.9 in Q2 2022 decreased by $54.7 compared to the prior year, which included $15.6 of restructuring costs. The decrease was driven by lower revenue in the Americas and higher cost of sales as a percentage of revenue.

Revenue of $724.8 in Q2 2022 represented a decrease of $94.0 or 11% compared to the prior year. Revenue declined by 17% in the Americas, while revenue grew by 10% in EMEA and 1% in the Other category compared to the prior year. Revenue in the Americas in Q2 2021 benefited from strong beginning order backlog due to pandemic-related restrictions during Q1 2021. Revenue in the Americas in Q2 2022 was negatively impacted by at least $40 due to shipment delays caused by supply chain disruptions. After adjusting for a $13.1 impact from a dealer acquisition and $9.8 of currency translation effects, the organic revenue decline was $116.9 or 14% compared to the prior year. The organic revenue decline was 19% in the Americas and 1% in the Other category, while EMEA posted 5% organic revenue growth compared to the prior year.
Cost of sales as a percentage of revenue increased by 520 basis points in Q2 2022 compared to the prior year. The increase was driven by lower revenue, approximately $20 of higher inflation costs, net of pricing benefits, and approximately $5 of higher freight cost inefficiencies due to supply chain disruptions. Cost of sales as a percentage of revenue increased by 650 basis points in the Americas and by 420 basis points in the Other category, while EMEA improved by 120 basis points.
Operating expenses of $172.9 in Q2 2022 represented an increase of $0.6 compared to the prior year. The prior year included approximately $22 of lower employee costs as a result of temporary hour and pay reductions and gains of $4.1 from the sale of land. The current year included a $15.4 gain from the sale of land, approximately $10 of benefits related to workforce reductions in the prior year and $12.4 of lower variable compensation, partially offset by approximately $6 of higher discretionary spending and $3.2 from an acquisition.
Our Q2 2022 effective tax rate of 16.0%, which included $3.8 of discrete tax benefits, compared to a Q2 2021 effective tax rate of 33.0%.

Year-to-date 2022 Compared to Year-to-date 2021
We recorded a year-to-date 2022 net loss of $3.4 and a diluted loss per share of $0.03, compared to year-to-date 2021 net income of $17.4 and diluted earnings per share of $0.15. In year-to-date 2021, the results included: (1) a goodwill impairment charge related to the EMEA segment, which had the effect of decreasing net income by $17.6 and diluted earnings per share by $0.15, and (2) restructuring costs due to workforce reductions in the Americas, which had the effect of decreasing net income by $9.5 and diluted earnings per share by $0.08. Year-to-date 2022 operating income of $2.1 represented a decrease of $34.2 compared to the prior year. The decrease was due to lower revenue in the Americas, higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by the impact of the goodwill impairment charge and restructuring costs in the prior year. Excluding the impact of the goodwill impairment charge and restructuring costs in the prior year, adjusted operating income decreased by $67.4 in year-to-date 2022 compared to year-to-date 2021.
Year-to-date 2022 revenue of $1,281.4 represented a decrease of $20.2 or 2% compared to year-to-date 2021. Revenue declined 7% in the Americas, while revenue grew by 16% in EMEA and 7% in the Other category. After adjusting for a $25.9 impact from a dealer acquisition and $23.8 of currency translation effects, the organic revenue decline was $69.9 or 5%. The organic revenue decline was 10% in the Americas, and organic revenue growth was 9% in EMEA and 4% in the Other category.
Cost of sales as a percentage of revenue increased by 240 basis points in year-to-date 2022 compared to year-to-date 2021. The increase was driven by lower revenue, approximately $28 of higher inflation costs, net of pricing benefits, and approximately $5 of higher freight cost inefficiencies due to supply chain disruptions. Cost of sales as a percentage of revenue increased by 330 basis points in the Americas and by 430 basis points in the Other category, while EMEA improved by 210 basis points.
Operating expenses of $359.4 in year-to-date 2022 represented an increase of $29.7 compared to the prior year. The prior year included approximately $41 of lower employee costs as a result of temporary hour and pay reductions and gains of $6.7 from the sale of land. The current year included approximately $20 of benefits related to workforce reductions in the prior year, a $15.4 gain from the sale of land and $6.7 of lower variable compensation (partially offset by $5.7 of higher variable compensation in Q1 2022 driven by the timing of when a portion of stock compensation expense was recorded in the prior year), partially offset by approximately $10 of increased discretionary spending and $6.0 from an acquisition.
Our year-to-date 2022 effective tax rate was 63.8% compared to a year-to-date 2021 effective tax rate of 37.9%. The year-to-date 2022 effective tax rate reflected the impact of our lower earnings and included $3.4 of discrete tax benefits. The year-to-date 2021 effective tax rate reflected the non-deductible nature of the goodwill impairment charge recorded in Q1 2021.

Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Interest expense	$(6.4)	$(6.8)	$(12.8)	$(14.1)
Investment income	0.1	0.2	0.3	1.0
Other income, net:
Equity in income of unconsolidated affiliates	1.0	2.1	2.3	4.0
Foreign exchange gain (loss)	(0.1)	(1.2)	(0.3)	(1.1)
Net periodic pension and post-retirement credit, excluding service cost	(0.1)	(0.1)	(0.3)	(0.1)
Miscellaneous income (expense), net	1.0	—	(0.7)	2.0
Total other income, net	1.8	0.8	1.0	4.8
Total interest expense, investment income and other income, net	$(4.5)	$(5.8)	$(11.5)	$(8.3)
Interest expense in Q2 2021 and year-to-date 2021 included the impact of borrowings under our global credit facility in Q1 2021, which were repaid during Q2 2021. Other income, net in year-to-date 2021 included a $2.8 gain related to additional proceeds received in the prior year from the partial sale of an investment in an unconsolidated affiliate in 2018.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Revenue	$523.3	100.0%	$631.2	100.0%	$899.6	100.0%	$965.1	100.0%
Cost of sales	372.6	71.2	408.1	64.7	645.1	71.7	660.4	68.4
Restructuring costs	—	—	6.9	1.0	—	—	6.9	0.7
Gross profit	150.7	28.8	216.2	34.3	254.5	28.3	297.8	30.9
Operating expenses	106.0	20.3	112.9	17.9	224.8	25.0	218.0	22.6
Restructuring costs	—	—	8.7	1.4	—	—	8.7	0.9
Operating income	$44.7	8.5%	$94.6	15.0%	$29.7	3.3%	$71.1	7.4%

Reconciliation of Operating Income to Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Operating income	$44.7	8.5%	$94.6	15.0%	$29.7	3.3%	$71.1	7.4%
Add: Restructuring costs	—	—	15.6	2.4	—	—	15.6	1.6
Adjusted operating income	$44.7	8.5%	$110.2	17.4%	$29.7	3.3%	$86.7	9.0%
Operating income in the Americas declined by $49.9 in Q2 2022 compared to the prior year. The decline was driven by lower revenue and higher cost of sales as a percentage of revenue, partially offset by lower operating expenses and $15.6 of restructuring costs related to workforce reductions in the prior year. Excluding the impact of the restructuring costs in the prior year, adjusted operating income decreased by $65.5 in Q2 2022 compared to the prior year. Operating income in year-to-date 2022 represented a decrease of $41.4 compared to year-to-date 2021. The decrease was driven by lower revenue, higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by the restructuring costs in the prior year. Excluding the impact of restructuring costs in the prior year, year-to-date 2022 adjusted operating income represented a decrease of $57.0 compared to the prior year.
The Americas revenue represented 72.2% of consolidated revenue in Q2 2022. Q2 2022 revenue of $523.3 represented a decrease of $107.9 or 17% compared to the prior year. Revenue in Q2 2021 benefited from strong beginning order backlog due to pandemic-related restrictions during Q1 2021. Revenue in Q2 2022 was negatively impacted by at least $40 due to shipment delays caused by supply chain disruptions. After adjusting for a $13.1 impact from a dealer acquisition and $2.1 of currency translation effects, the organic revenue decline was $123.1 or 19% compared to the prior year. Year-to-date 2022 revenue of $899.6 represented a decrease of $65.5 or 7% compared to year-to-date 2021. The decrease was driven by reduced industry demand as a result of the COVID-19 pandemic and the impact of shipment delays caused by supply chain disruptions on our revenue in Q2 2022. After adjusting for a $25.9 impact from a dealer acquisition and $4.2 of currency translation effects, the organic revenue decline was $95.6 or 10% compared to the prior year.
Cost of sales as a percentage of revenue increased by 650 basis points in Q2 2022 compared to the prior year. The increase was driven by approximately $17 of higher inflation costs, net of pricing benefits, and approximately $5 of higher freight cost inefficiencies due to supply chain disruptions. Cost of sales as a percentage of revenue increased by 330 basis points in year-to-date 2022 compared to year-to-date 2021. The increase was driven by approximately $24 of higher inflation costs, net of pricing benefits, and approximately $5 of higher freight cost inefficiencies due to supply chain disruptions.
Operating expenses in Q2 2022 decreased by $6.9 compared to the prior year. The prior year included approximately $17 of lower employee costs as a result of temporary hour and pay reductions and gains of $4.1 from the sale of land. The current year included a $15.4 gain from the sale of land, approximately $10 of benefits related to workforce reductions in the prior year and $9.6 of lower variable compensation, partially offset by approximately $4 of higher discretionary spending and $3.2 from an acquisition. Operating expenses in year-to-date 2022 increased by $6.8 compared to year-to-date 2021. The prior year included approximately $30 of lower employee costs as a result of temporary hour and pay reductions and gains of $6.7 from the sale of land. The current year included approximately $20 of benefits related to workforce reductions in the prior year, a $15.4 gain from the sale of land and $5.3 of lower variable compensation (partially offset by $4.3 of higher variable compensation in Q1 2022 driven by the timing of when a portion of stock compensation expense was recorded in the prior year), partially offset by $6.0 from an acquisition and approximately $4 of higher discretionary spending in the current year.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox and Coalesse brands, with a comprehensive portfolio of furniture, architectural and technology products.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Revenue	$138.9	100.0%	$125.9	100.0%	$262.5	100.0%	$225.4	100.0%
Cost of sales	101.4	73.0	93.4	74.2	190.9	72.7	168.7	74.8
Gross profit	37.5	27.0	32.5	25.8	71.6	27.3	56.7	25.2
Operating expenses	39.1	28.2	36.0	28.6	78.9	30.1	67.2	29.9
Goodwill impairment charge	—	—	—	—	—	—	17.6	7.8
Operating loss	$(1.6)	(1.2)%	$(3.5)	(2.8)%	$(7.3)	(2.8)%	$(28.1)	(12.5)%

Reconciliation of Operating Loss to Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Operating loss	$(1.6)	(1.2)%	$(3.5)	(2.8)%	$(7.3)	(2.8)%	$(28.1)	(12.5)%
Add: Goodwill impairment charge	—	—	—	—	—	—	17.6	7.8
Adjusted operating loss	$(1.6)	(1.2)%	$(3.5)	(2.8)%	$(7.3)	(2.8)%	$(10.5)	(4.7)%

The operating loss in EMEA improved by $1.9 in Q2 2022 compared to the prior year. The improvement was driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses. The operating loss in EMEA in year-to-date 2022 improved by $20.8 compared to the prior year, which included a $17.6 goodwill impairment charge related to our Orangebox U.K. reporting unit. Adjusted for the goodwill impairment charge, the operating loss improved by $3.2 driven by higher revenue and lower cost of sales as a percentage of revenue, partially offset by higher operating expenses.
EMEA revenue represented 19.2% of consolidated revenue in Q2 2022. Q2 2022 revenue of $138.9 represented an increase of $13.0 or 10% compared to the prior year. The increase was primarily driven by Orangebox. After adjusting for $6.3 of currency translation effects, the organic revenue growth was $6.7 or 5% compared to the prior year. Year-to-date 2022 revenue increased by $37.1 or 16% compared to the prior year. The increase was broad-based across most markets. After adjusting for $16.4 of currency translation effects, the organic revenue growth was $20.7 or 9% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 120 basis points in Q2 2022 compared to the prior year. The improvement was driven by higher revenue and $1.4 from favorable shifts in business mix, partially offset by approximately $2 of higher inflation costs, net of pricing benefits. Cost of sales as a percentage of revenue decreased by 210 basis points in year-to-date 2022 compared to year-to-date 2021. The improvement was driven by higher revenue and $2.9 of favorable shifts in business mix, partially offset by approximately $3 of higher inflation costs, net of pricing benefits.
Operating expenses in Q2 2022 increased by $3.1 compared to the prior year, which included approximately $2 of lower employee costs as a result of temporary hour and pay reductions in the prior year. The remaining increase was driven by approximately $1 of higher discretionary spending. Year-to-date 2022 operating expenses increased by $11.7 compared to year-to-date 2021, which included approximately $5 of lower employee costs as a result of temporary hour and pay reductions in the prior year. The remaining increase was driven by approximately $4 of unfavorable currency translation effects and approximately $2 of higher discretionary spending.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 27, 2021		August 28, 2020		August 27, 2021		August 28, 2020
Revenue	$62.6	100.0%	$61.7	100.0%	$119.3	100.0%	$111.1	100.0%
Cost of sales	44.0	70.3	40.8	66.1	83.9	70.3	73.3	66.0
Gross profit	18.6	29.7	20.9	33.9	35.4	29.7	37.8	34.0
Operating expenses	22.8	36.4	19.8	32.1	44.9	37.7	38.3	34.5
Operating income (loss)	$(4.2)	(6.7)%	$1.1	1.8%	$(9.5)	(8.0)%	$(0.5)	(0.5)%
The Other category posted an operating loss of $4.2 in Q2 2022 compared to operating income of $1.1 in the prior year. The decline in operating results in the current year was driven by higher cost of sales as a percentage of revenue and higher operating expenses. Year-to-date 2022 operating results decreased by $9.0 compared to the prior year, driven by the same factors as the quarter.
Revenue in the Other category represented 8.6% of consolidated revenue in Q2 2022. Q2 2022 revenue of $62.6 represented an increase of $0.9 or 1% compared to the prior year as strengthened demand in China was largely offset by India and Southeast Asia, which were negatively impacted by the COVID-19 pandemic. After adjusting for $1.4 of currency translation effects, the organic revenue decline was $0.5 or 1% compared to the prior year. Year-to-date 2022 revenue of $119.3 represented an increase of $8.2 or 7% compared to the prior year. The increase was driven by China, Australia, Japan, and Designtex, partially offset by India and Southeast Asia, driven by the same factors as the quarter. After adjusting for $3.2 of currency translation effects, the organic revenue growth was $5.0 or 4% compared to the prior year.

Cost of sales as a percentage of revenue increased by 420 basis points in Q2 2022 compared to the prior year. The increase was driven by inefficiencies associated with pandemic-related disruptions and approximately $1 of higher inflation costs, net of pricing benefits. Cost of sales as a percentage of revenue increased by 430 basis points in year-to-date 2022 compared to the prior year. The increase was driven by the same factors as the quarter.
Operating expenses in Q2 2022 increased by $3.0 compared to the prior year, which included approximately $3 of lower employee costs as a result of temporary pay reductions in the prior year. Operating expenses for year-to-date 2022 increased by $6.6 compared to the prior year, driven by the same factors as the quarter.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 27, 2021	August 28, 2020	August 27, 2021	August 28, 2020
Operating expenses	$5.0	$3.6	$10.8	$6.2
The increase in operating expenses in Q2 2022 compared to the prior year was driven by lower COLI income, higher employee costs as a result of temporary hour and pay reductions in the prior year and higher discretionary spending. The increase in operating expenses in year-to-date 2022 was driven by the same factors as the quarter.
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

Liquidity Sources	August 27, 2021	February 26, 2021
Cash and cash equivalents	$360.7	$489.8
Company-owned life insurance	169.8	169.5
Availability under credit facilities	265.5	265.9
Total liquidity sources available	$796.0	$925.2
As of August 27, 2021, we held a total of $360.7 in cash and cash equivalents. Of that total, 81% was located in the U.S. and the remaining 19% was located primarily in China (including Hong Kong), Mexico, the U.K., Malaysia, Singapore and India.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 27, 2021 and August 28, 2020:

	Six Months Ended
Cash Flow Data	August 27, 2021	August 28, 2020
Net cash provided by (used in):
Operating activities	$(61.6)	$44.9
Investing activities	(6.5)	(6.0)
Financing activities	(59.9)	(63.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net decrease in cash, cash equivalents and restricted cash	(128.6)	(24.7)
Cash, cash equivalents and restricted cash, beginning of period	495.6	547.1
Cash, cash equivalents and restricted cash, end of period	$367.0	$522.4

Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 27, 2021	August 28, 2020
Net income (loss)	$(3.4)	$17.4
Depreciation and amortization	41.2	43.3
Goodwill impairment charge	—	17.6
Restructuring costs	—	15.6
Changes in accounts receivable, inventories and accounts payable	(45.3)	21.3
Employee compensation liabilities	(30.7)	(120.8)
Employee benefit obligations	(14.9)	(24.9)
Customer deposits	14.0	74.3
Changes in other operating assets and liabilities	(22.5)	1.1
Net cash provided by (used in) operating activities	$(61.6)	$44.9
Annual payments related to accrued variable compensation and retirement plan contributions totaled $50.4 in year-to-date 2022 compared to $148.0 in year-to-date 2021. In year-to-date 2022, we used cash in working capital, driven by increased accounts receivable and inventory. In year-to-date 2021, we generated cash from working capital, driven by collections on accounts receivable, and we offered deposit incentives to our dealers which drove a significant increase in customer deposits.

Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 27, 2021	August 28, 2020
Capital expenditures	$(31.8)	$(18.0)
Proceeds from disposal of fixed assets	16.8	7.1
Other	8.5	4.9
Net cash used in investing activities	$(6.5)	$(6.0)
Capital expenditures in year-to-date 2022 primarily related to investments in manufacturing operations, information technology, customer-facing facilities and product development. Capital expenditures were higher compared to year-to-date 2021 due to reduced spending in the prior year as a result of the COVID-19 pandemic. Proceeds from the disposal of fixed assets in year-to-date 2022 primarily related to $16.6 of proceeds from the sale of land. Other investing activities in year-to-date 2022 included $6.4 of proceeds from COLI policy maturities. Other investing activities in year-to-date 2021 included $3.3 of additional proceeds from the partial sale of an investment in an unconsolidated affiliate in 2018.

Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 27, 2021	August 28, 2020
Dividends paid	$(29.2)	$(20.1)
Common stock repurchases	(30.9)	(42.3)
Borrowings on lines of credit	—	250.0
Repayments on lines of credit	—	(250.0)
Other	0.2	(1.4)
Net cash used in financing activities	$(59.9)	$(63.8)
We paid dividends of $0.10 and $0.145 per common share in Q1 2022 and Q2 2022, respectively, and $0.07 and $0.10 per common share in Q1 2021 and Q2 2021, respectively.
In year-to-date 2022, we repurchased 2,227,000 shares of Class A common stock, 359,527 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2021, we repurchased 3,244,594 shares of Class A common stock, 244,594 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 27, 2021, we had $29.9 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q2 2022, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q2 2022, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of August 27, 2021 were:

Liquidity Facilities	August 27, 2021
Global committed bank facility	$250.0
Other committed bank facility	6.0
Various uncommitted lines	18.3
Total credit lines available	274.3
Less: Borrowings outstanding	(2.9)
Less: Other guarantees and letters of credit	(5.9)
Available capacity	$265.5
We have a $250.0 global committed bank facility in effect through 2025. As of August 27, 2021, there were no borrowings outstanding under the facility, there were $5.9 of guarantees and letters of credit which reduced our availability, and we were in compliance with all covenants under the facility.
We have a $12.5 committed bank facility related to a subsidiary, which has current availability of $6.0 based on eligible accounts receivable of the subsidiary. As of August 27, 2021, $2.9 was outstanding under the facility.
The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no borrowings outstanding under the uncommitted facilities as of August 27, 2021.
In addition to the available capacity reflected in the table above, we have revolving credit agreements totaling $28.6 which can be utilized to support bank guarantees, letters of credit or foreign exchange contracts. As of August 27, 2021, we had $7.4 in outstanding letters of credit and bank guarantees against these agreements. There were no draws against our letters of credit during year-to-date 2022 or year-to-date 2021.

Total consolidated debt as of August 27, 2021 was $484.5. Our debt primarily consists of $444.4 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance of $36.1 as of August 27, 2021. The term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of August 27, 2021, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $530.5. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known or foreseeable liquidity needs.
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
On September 22, 2021, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $17, to be paid in Q3 2022. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q2 2022, there have been no changes in the items that we have identified as critical accounting estimates.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 27, 2021 is the same as disclosed in our Annual Report on Form 10-K for the year ended February 26, 2021. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2022, no material change in foreign exchange risk occurred.

Interest Rate Risk
During Q2 2022, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2022, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2022, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 27, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 27, 2021, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
5/29/2021 - 7/2/2021	343,326	$14.73	342,425	$51.4
7/3/2021 - 7/30/2021	1,239,220	$14.16	1,236,014	$33.9
7/31/2021 - 8/27/2021	291,258	$13.74	289,034	$29.9
Total	1,873,804	(2)	1,867,473
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program permitting the repurchase of up to $150 of shares of our common stock. On June 28, 2021, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to $50 of shares of our common stock on our behalf during the period June 28, 2021 through December 20, 2021, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 under the Exchange Act. Shares purchased under the agreement are part of our share repurchase program approved in January 2016.
(2)6,331 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 14, 2021 (1)
10.2*	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022) revised July 2021
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*    Management contract or compensatory plan or arrangement.

(1)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 16, 2021, (commission file number 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Robin L. Zondervan
Robin L. Zondervan Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 24, 2021