Form 10-Q
period 2021-11-26
STEELCASE INC
filed 2021-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2021

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 16, 2021, Steelcase Inc. had 87,021,731 shares of Class A Common Stock and 25,074,494 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 26, 2021 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Revenue	$738.2	$617.5	$2,019.6	$1,919.1
Cost of sales	534.6	437.3	1,454.5	1,339.7
Restructuring costs	—	2.3	—	9.2
Gross profit	203.6	177.9	565.1	570.2
Operating expenses	187.7	168.8	547.1	498.5
Goodwill impairment charge	—	—	—	17.6
Restructuring costs	—	9.1	—	17.8
Operating income	15.9	—	18.0	36.3
Interest expense	(6.5)	(6.6)	(19.3)	(20.7)
Investment income	0.1	0.2	0.4	1.2
Other income, net	2.5	2.2	3.5	7.0
Income (loss) before income tax expense (benefit)	12.0	(4.2)	2.6	23.8
Income tax expense (benefit)	2.4	(6.3)	(3.6)	4.3
Net income	$9.6	$2.1	$6.2	$19.5
Earnings per share:
Basic	$0.08	$0.02	$0.05	$0.17
Diluted	$0.08	$0.02	$0.05	$0.17
Dividends declared and paid per common share	$0.145	$0.100	$0.390	$0.270

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Net income	$9.6	$2.1	$6.2	$19.5
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.1)	0.3	0.1	0.2
Pension and other post-retirement liability adjustments	0.4	(0.3)	0.7	(1.1)
Derivative amortization	0.3	0.3	0.7	0.7
Foreign currency translation adjustments	(13.3)	7.2	(25.1)	20.7
Total other comprehensive income (loss), net	(12.7)	7.5	(23.6)	20.5
Comprehensive income (loss)	$(3.1)	$9.6	$(17.4)	$40.0

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 26, 2021	February 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$275.2	$489.8
Accounts receivable	341.8	279.0
Allowance for doubtful accounts	(8.5)	(8.7)
Inventories	286.1	193.5
Prepaid expenses	35.7	20.9
Income taxes receivable	51.0	49.5
Other current assets	22.2	21.4
Total current assets	1,003.5	1,045.4
Property, plant and equipment, net of accumulated depreciation of $1,084.6 and $1,063.2	394.8	410.8
Company-owned life insurance ("COLI")	170.0	169.5
Deferred income taxes	119.7	113.3
Goodwill	242.7	218.1
Other intangible assets, net of accumulated amortization of $82.4 and $73.3	89.1	90.4
Investments in unconsolidated affiliates	50.6	51.5
Right-of-use operating lease assets	222.7	225.4
Other assets	25.7	29.6
Total assets	$2,318.8	$2,354.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257.8	$181.3
Short-term borrowings and current portion of long-term debt	5.0	4.7
Current operating lease obligations	43.7	43.8
Accrued expenses:
Employee compensation	79.9	90.1
Employee benefit plan obligations	20.6	24.9
Accrued promotions	27.2	27.8
Customer deposits	56.2	33.7
Other	100.6	108.7
Total current liabilities	591.0	515.0
Long-term liabilities:
Long-term debt less current maturities	477.9	479.2
Employee benefit plan obligations	144.1	152.9
Long-term operating lease obligations	195.8	199.5
Other long-term liabilities	53.4	46.9
Total long-term liabilities	871.2	878.5
Total liabilities	1,462.2	1,393.5
Shareholders’ equity:
Additional paid-in capital	—	12.5
Accumulated other comprehensive income (loss)	(63.6)	(40.0)
Retained earnings	920.2	988.0
Total shareholders’ equity	856.6	960.5
Total liabilities and shareholders’ equity	$2,318.8	$2,354.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Changes in common shares outstanding:
Common shares outstanding, beginning of period	113,821,358	114,776,546	114,908,676	117,202,000
Common stock issuances	16,109	21,351	43,406	48,241
Common stock repurchases	(1,764,083)	(44,201)	(3,991,083)	(3,288,795)
Performance and restricted stock units issued as common stock	104,825	139,114	1,217,210	931,364
Common shares outstanding, end of period	112,178,209	114,892,810	112,178,209	114,892,810

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$—	$1.7	$12.5	$28.4
Common stock issuances	0.2	0.2	0.6	0.6
Common stock repurchases	—	(0.4)	(27.7)	(36.8)
Performance and restricted stock units expense (credit)	(0.2)	2.0	14.6	11.3
Additional paid-in capital, end of period	—	3.5	—	3.5

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(50.9)	(56.3)	(40.0)	(69.3)
Other comprehensive income (loss)	(12.7)	7.5	(23.6)	20.5
Accumulated other comprehensive income (loss), end of period	(63.6)	(48.8)	(63.6)	(48.8)

Changes in retained earnings:
Retained earnings, beginning of period	952.2	1,002.7	988.0	1,011.3
Net income	9.6	2.1	6.2	19.5
Dividends paid	(16.7)	(11.7)	(45.9)	(31.8)
Common stock repurchases	(23.1)	—	(26.3)	(5.9)
Performance and restricted stock units expense (credit)	(1.8)	—	(1.8)	—
Retained earnings, end of period	920.2	993.1	920.2	993.1
Total shareholders' equity	$856.6	$947.8	$856.6	$947.8
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 26, 2021	November 27, 2020
OPERATING ACTIVITIES
Net income	$6.2	$19.5
Depreciation and amortization	62.2	64.1
Goodwill impairment charge	—	17.6
Restructuring costs	—	27.0
Deferred income taxes	(9.6)	17.9
Non-cash stock compensation	13.4	11.9
Equity in income of unconsolidated affiliates	(4.4)	(6.7)
Dividends received from unconsolidated affiliates	4.7	5.2
Other	(19.5)	(12.4)
Changes in operating assets and liabilities:
Accounts receivable	(68.6)	105.2
Inventories	(93.4)	(16.4)
Other assets	(18.3)	(22.9)
Accounts payable	77.5	(47.0)
Employee compensation liabilities	(15.3)	(130.5)
Employee benefit obligations	(13.5)	(25.2)
Customer deposits	21.3	30.4
Accrued expenses and other liabilities	(1.8)	(0.5)
Net cash provided by (used in) operating activities	(59.1)	37.2
INVESTING ACTIVITIES
Capital expenditures	(45.3)	(32.1)
Proceeds from disposal of fixed assets	17.4	7.3
Acquisition, net of cash acquired	(32.6)	—
Other	9.2	7.0
Net cash used in investing activities	(51.3)	(17.8)
FINANCING ACTIVITIES
Dividends paid	(45.9)	(31.8)
Common stock repurchases	(54.0)	(42.7)
Borrowings on global committed bank facility	—	250.0
Repayments on global committed bank facility	—	(250.0)
Other	(1.6)	(2.1)
Net cash used in financing activities	(101.5)	(76.6)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.8
Net decrease in cash, cash equivalents and restricted cash	(213.5)	(55.4)
Cash and cash equivalents and restricted cash, beginning of period (1)	495.6	547.1
Cash and cash equivalents and restricted cash, end of period (2)	$282.1	$491.7
_______________________________________
(1)These amounts include restricted cash of $5.8 and $6.1 as of February 26, 2021 and February 28, 2020, respectively.
(2)These amounts include restricted cash of $6.9 and $7.3 as of November 26, 2021 and November 27, 2020, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Americas
Desking, benching, systems and storage	$240.1	$202.8	$669.5	$681.9
Seating	143.0	121.3	426.7	412.8
Other (1)	117.2	92.3	303.7	286.8
EMEA
Desking, benching, systems and storage	62.2	48.5	158.7	140.3
Seating	61.1	61.7	150.7	138.5
Other (1)	44.9	33.1	121.3	89.9
Other
Desking, benching, systems and storage	13.8	12.4	39.1	33.5
Seating	21.3	17.2	52.0	48.1
Other (1)	34.6	28.2	97.9	87.3
	$738.2	$617.5	$2,019.6	$1,919.1
_______________________________________
(1)The Other product category data consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology and other uncategorized product lines and services.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
United States	$474.6	$392.9	$1,327.4	$1,314.0
Foreign locations	263.6	224.6	692.2	605.1
	$738.2	$617.5	$2,019.6	$1,919.1

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented in the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the nine months ended November 26, 2021 are as follows:

Customer Deposits
Balance as of February 26, 2021	$33.7
Recognition of revenue related to beginning of year customer deposits	(30.7)
Customer deposits received, net of revenue recognized during the period	53.2
Balance as of November 26, 2021	$56.2

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

Computation of Earnings Per Share	Three Months Ended November 26, 2021			Three Months Ended November 27, 2020
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$9.6	116.0	116.3	$2.1	117.7	118.0
Impact of participating securities	(0.3)	(3.2)	(3.2)	—	(2.9)	(2.9)
Amounts used in calculating earnings per share, excluding participating securities	$9.3	112.8	113.1	$2.1	114.8	115.1

Earnings per share		$0.08	$0.08		$0.02	$0.02
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three months ended November 26, 2021 and November 27, 2020.

Computation of Earnings Per Share	Nine Months Ended November 26, 2021			Nine Months Ended November 27, 2020
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$6.2	117.4	117.8	$19.5	117.4	117.7
Impact of participating securities	(0.2)	(3.0)	(3.0)	(0.4)	(2.5)	(2.5)
Amounts used in calculating earnings per share, excluding participating securities	$6.0	114.4	114.8	$19.1	114.9	115.2

Earnings per share		$0.05	$0.05		$0.17	$0.17
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the nine months ended November 26, 2021 and November 27, 2020.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 26, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of August 27, 2021	$0.5	$(6.3)	$(7.2)	$(37.9)	$(50.9)
Other comprehensive income (loss) before reclassifications	(0.1)	0.4	—	(13.3)	(13.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	—	0.3
Net other comprehensive income (loss) during the period	(0.1)	0.4	0.3	(13.3)	(12.7)
Balance as of November 26, 2021	$0.4	$(5.9)	$(6.9)	$(51.2)	$(63.6)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 26, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
Other comprehensive income (loss) before reclassifications	0.1	0.8	—	(25.1)	(24.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	0.7	—	0.6
Net other comprehensive income (loss) during the period	0.1	0.7	0.7	(25.1)	(23.6)
Balance as of November 26, 2021	$0.4	$(5.9)	$(6.9)	$(51.2)	$(63.6)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 26, 2021 and November 27, 2020:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Amortization of pension and other post-retirement actuarial losses (gains)	$(0.1)	$(0.3)	$(0.2)	$(0.9)	Other income, net
Prior service cost (credit)	—	—	—	(0.1)	Other income, net
Income tax expense	0.1	0.1	0.1	0.3	Income tax expense (benefit)
	—	(0.2)	(0.1)	(0.7)

Derivative amortization	0.4	0.4	1.0	1.0	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.3)	(0.3)	Income tax expense (benefit)
	0.3	0.3	0.7	0.7

Total reclassifications	$0.3	$0.1	$0.6	$—

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
Our total debt is carried at cost and was $482.9 and $483.9 as of November 26, 2021 and February 26, 2021, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $552.4 and $568.1 as of November 26, 2021 and February 26, 2021, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of November 26, 2021 and February 26, 2021 are summarized below:

	November 26, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$274.1	$—	$—	$274.1
Restricted cash	6.9	—	—	6.9
Foreign exchange forward contracts	—	0.2	—	0.2
Auction rate security	—	—	2.7	2.7
	$281.0	$0.2	$2.7	$283.9
Liabilities:
Foreign exchange forward contracts	$—	$(2.1)	$—	$(2.1)
	$—	$(2.1)	$—	$(2.1)

	February 26, 2021
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$489.8	$—	$—	$489.8
Restricted cash	5.8	—	—	5.8
Foreign exchange forward contracts	—	1.1	—	1.1
Auction rate security	—	—	2.6	2.6
	$495.6	$1.1	$2.6	$499.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.8)	$—	$(0.8)
	$—	$(0.8)	$—	$(0.8)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 26, 2021:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 26, 2021	$2.6
Unrealized gain on investment	0.1
Balance as of November 26, 2021	$2.7

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	November 26, 2021	February 26, 2021
Raw materials and work-in-process	$162.8	$126.0
Finished goods	151.3	86.4
	314.1	212.4
Revaluation to LIFO	28.0	18.9
	$286.1	$193.5
The portion of inventories determined by the LIFO method was $125.1 and $89.1 as of November 26, 2021 and February 26, 2021, respectively.
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
As of November 26, 2021, the following PSUs have been issued and remained outstanding:
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
The total PSU expense (credit) and associated tax benefit (expense) for all outstanding awards for the three and nine months ended November 26, 2021 and November 27, 2020 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Expense (credit)	$(4.1)	$0.1	$1.5	$0.4
Tax benefit (expense)	(1.0)	—	0.4	0.1
As of November 26, 2021, there was $0.3 of remaining unrecognized compensation expense related to granted nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.4 years.
The PSU activity for the nine months ended November 26, 2021 is as follows:

Maximum Number of Shares That May Be Issued Under Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	898,156	$14.06
Granted	1,019,517	14.38
Nonvested as of November 26, 2021	1,917,673	$14.23
Restricted Stock Units
During the nine months ended November 26, 2021, we awarded 1,155,818 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the date of grant. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible.
The total RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended November 26, 2021 and November 27, 2020 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Expense	$2.1	$1.9	$11.3	$10.9
Tax benefit	0.5	0.5	2.8	2.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of November 26, 2021, there was $10.6 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
The RSU activity for the nine months ended November 26, 2021 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	2,285,965	$12.11
Granted	1,155,818	13.89
Vested	(121,384)	12.95
Forfeited	(65,085)	12.92
Nonvested as of November 26, 2021	3,255,314	$12.58

9.     LEASES
We have operating leases for corporate offices, sales offices, showrooms, manufacturing facilities, vehicles and equipment that expire at various dates through 2035. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion.
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Operating lease cost	$13.2	$12.8	$39.5	$38.8
Sublease rental income	(0.5)	(0.7)	(1.4)	(1.6)
	$12.7	$12.1	$38.1	$37.2
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Cash flow information:
Operating cash flows used for operating leases	$13.6	$12.6	$40.4	$37.3
Leased assets obtained in exchange for new operating lease obligations	$17.0	$0.7	$34.3	$2.6

	November 26, 2021	November 27, 2020
Other information:
Weighted-average remaining term	6.2 years	6.7 years
Weighted-average discount rate	3.6%	4.0%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the future minimum lease payments as of November 26, 2021:

Fiscal year ending in February	Amount (1)
2022	$13.1
2023	50.2
2024	45.8
2025	43.2
2026	34.2
Thereafter	81.3
Total lease payments	$267.8
Less: Interest	28.3
Present value of lease liabilities	$239.5
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
10.ACQUISITIONS
Viccarbe Habitat, S.L.
In Q3 2022, we acquired Viccarbe Habitat, S.L. ("Viccarbe"), a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0), less an adjustment for working capital estimated at $1.5 (or €1.3), in an all-cash transaction using cash on-hand. An additional amount of $15.1 (or €13.0) is payable to the sellers based upon the achievement of certain sales and operating income targets over a three year period. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.9 (or €4.2). An additional amount of $7.0 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five year period, which will be expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.6 related to goodwill and $5.3 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable), property, plant and equipment and deferred tax liabilities. The goodwill was recorded in the EMEA segment and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intention to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and offer Viccarbe products through our global distribution network. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which will be amortized over periods ranging from 9 to 13 years from the date of acquisition. The purchase price allocation for the acquisition was incomplete as of November 26, 2021. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how/designs	9.0	3.3
		$11.7

The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2022	$0.4
2023	1.1
2024	1.1
2025	1.2
2026	1.1
$4.9
11.     REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, Orangebox and Viccarbe brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox, Coalesse and Viccarbe brands, with a comprehensive portfolio of furniture, architectural and technology products.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three and nine months ended November 26, 2021 and November 27, 2020 and total assets as of November 26, 2021 and February 26, 2021 by segment are presented in the following table:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Revenue
Americas	$500.3	$416.4	$1,399.9	$1,381.5
EMEA	168.2	143.3	430.7	368.7
Other	69.7	57.8	189.0	168.9
	$738.2	$617.5	$2,019.6	$1,919.1
Operating income (loss)
Americas	$11.1	$13.8	$40.8	$84.9
EMEA	8.3	(3.7)	1.0	(31.8)
Other	2.0	(2.2)	(7.5)	(2.7)
Corporate	(5.5)	(7.9)	(16.3)	(14.1)
	$15.9	$—	$18.0	$36.3

Reportable Segment Balance Sheet Data	November 26, 2021	February 26, 2021
Total assets
Americas	$1,103.6	$1,015.3
EMEA	479.2	414.4
Other	227.0	211.3
Corporate	509.0	713.0
	$2,318.8	$2,354.0

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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Revenue	$738.2	100.0%	$617.5	100.0%	$2,019.6	100.0%	$1,919.1	100.0%
Cost of sales	534.6	72.4	437.3	70.9	1,454.5	72.0	1,339.7	69.8
Restructuring costs	—	—	2.3	0.3	—	—	9.2	0.5
Gross profit	203.6	27.6	177.9	28.8	565.1	28.0	570.2	29.7
Operating expenses	187.7	25.4	168.8	27.3	547.1	27.1	498.5	26.0
Goodwill impairment charge	—	—	—	—	—	—	17.6	0.9
Restructuring costs	—	—	9.1	1.5	—	—	17.8	0.9
Operating income	15.9	2.2	—	—	18.0	0.9	36.3	1.9
Interest expense	(6.5)	(0.9)	(6.6)	(1.1)	(19.3)	(1.0)	(20.7)	(1.2)
Investment income	0.1	—	0.2	—	0.4	—	1.2	0.1
Other income, net	2.5	0.3	2.2	0.4	3.5	0.2	7.0	0.4
Income (loss) before income tax expense (benefit)	12.0	1.6	(4.2)	(0.7)	2.6	0.1	23.8	1.2
Income tax expense (benefit)	2.4	0.3	(6.3)	(1.0)	(3.6)	(0.2)	4.3	0.2
Net income	$9.6	1.3%	$2.1	0.3%	$6.2	0.3%	$19.5	1.0%
Earnings per share:
Basic	$0.08		$0.02		$0.05		$0.17
Diluted	$0.08		$0.02		$0.05		$0.17

Q3 2022 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2021 revenue	$416.4	$143.3	$57.8	$617.5
Acquisitions	12.2	0.7	—	12.9
Currency translation effects*	0.7	(0.8)	0.4	0.3
Q3 2021 revenue, adjusted	429.3	143.2	58.2	630.7
Q3 2022 revenue	500.3	168.2	69.7	738.2
Organic growth $	$71.0	$25.0	$11.5	$107.5
Organic growth %	17%	17%	20%	17%

* Currency translation effects represent the estimated net effect of translating Q3 2021 foreign currency revenues using the average exchange rates during Q3 2022.

Year-to-date 2022 Organic Revenue Growth (Decline)	Americas	EMEA	Other	Consolidated
Year-to-date 2021 revenue	$1,381.5	$368.7	$168.9	$1,919.1
Acquisitions	38.1	0.7	—	38.8
Currency translation effects*	4.9	15.6	3.6	24.1
Year-to-date 2021 revenue, adjusted	1,424.5	385.0	172.5	1,982.0
Year-to-date 2022 revenue	1,399.9	430.7	189.0	2,019.6
Organic growth (decline) $	$(24.6)	$45.7	$16.5	$37.6
Organic growth (decline) %	(2)%	12%	10%	2%

* Currency translation effects represent the estimated net effect of translating year-to-date 2021 foreign currency revenues using the average exchange rates during year-to-date 2022.

Reconciliation of Operating Income to Adjusted Operating Income	Three Months Ended				Nine Months Ended
	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Operating income	$15.9	2.2%	$—	—%	$18.0	0.9%	$36.3	1.9%
Add: Goodwill impairment charge	—	—	—	—	—	—	17.6	0.9
Add: Restructuring costs	—	—	11.4	1.8	—	—	27.0	1.4
Adjusted operating income	$15.9	2.2%	$11.4	1.8%	$18.0	0.9%	$80.9	4.2%
Overview

During Q3 2022, we continued to see strengthening demand and a broader recovery of our industry. Our orders grew by 40% compared to the prior year, and revenue increased by 20% compared to the prior year. Supply chain disruptions in the Americas in the current year resulted in extended lead-times, shipment delays and adjustments to delivery schedules which we estimate caused at least $35 of revenue to shift from Q3 2022 into Q4 2022 compared to at least $40 of revenue which we estimate shifted from Q2 2022 to Q3 2022 for similar reasons. Revenue in Q3 2021 was negatively impacted by a delay of approximately $60 of shipments to Q4 2021 due to a temporary global operations shutdown we implemented to protect our systems during a cyberattack. During the quarter, our pipeline of project opportunities, requests for proposals and product mock-ups remained consistent with the levels we saw in Q2 2022.
The supply chain disruptions in the Americas, combined with continued significant inflation in steel and other commodities, net of pricing benefits, had an impact of approximately $40 on cost of sales in Q3 2022 compared to the prior year. We expect the supply chain disruptions and inflationary pressures from steel and other commodities to continue to impact our cost of sales in Q4 2022 and into 2023, but we expect our recent price increases to offset the current level of inflation in 2023.
Q3 2022 Compared to Q3 2021
We recorded net income of $9.6 and diluted earnings per share of $0.08 in Q3 2022 compared to net income of $2.1 and diluted earnings per share of $0.02 in the prior year. The prior year results included restructuring costs in the Americas, which decreased net income by $7.0 and diluted earnings per share by $0.06.

Operating income of $15.9 in Q3 2022 compared to break-even operating income in the prior year, which included $11.4 of restructuring costs. The increase was driven by higher revenue, partially offset by higher cost of sales as a percentage of revenue.
Revenue of $738.2 in Q3 2022 represented an increase of $120.7 or 20% compared to the prior year, driven by growth across all segments. Supply chain disruptions in the Americas in the current year resulted in extended lead-times, shipment delays and adjustments to delivery schedules which we estimate caused at least $35 of revenue to shift from Q3 2022 into Q4 2022 compared to at least $40 of revenue which we estimate shifted from Q2 2022 to Q3 2022 for similar reasons. Revenue in the prior year was negatively impacted by a delay of approximately $60 of shipments to Q4 2021 as a result of the temporary operations shutdown in Q3 2021. Revenue grew by 20% in the Americas, 17% in EMEA and 21% in the Other category compared to the prior year. After adjusting for a $12.9 impact from acquisitions and $0.3 of currency translation effects, the organic revenue growth was $107.5 or 17% compared to the prior year. The organic revenue growth was 17% in the Americas, 17% in EMEA and 20% in the Other category compared to the prior year.
Cost of sales as a percentage of revenue increased by 150 basis points in Q3 2022 compared to the prior year. The increase was driven by approximately $29 of higher inflation costs, net of pricing benefits, and approximately $11 of higher freight and labor costs and inefficiencies due to supply chain disruptions, partially offset by the benefits of higher revenue. Cost of sales as a percentage of revenue increased by 430 basis points in the Americas, while EMEA improved by 490 basis points and the Other category improved by 150 basis points.
Operating expenses of $187.7 in Q3 2022 represented an increase of $18.9, but a decline of 190 basis points as a percentage of revenue, compared to the prior year. The current year included approximately $13 of higher marketing and sales expenses, approximately $6 of higher discretionary spending and employee costs in other functional areas and $3.5 from acquisitions, partially offset by $2.9 of lower variable compensation expense.
Our Q3 2022 effective tax rate was 20.0%, which included $1.2 of discrete tax benefits. In the prior year, we recorded an income tax benefit of $6.3, which was primarily driven by benefits available under the U.S. Coronavirus Aid, Relief, and Economic Security Act.

Year-to-date 2022 Compared to Year-to-date 2021
We recorded year-to-date 2022 net income of $6.2 and diluted earnings per share of $0.05 compared to year-to-date 2021 net income of $19.5 and diluted earnings per share of $0.17. In year-to-date 2021, the results included: (1) a goodwill impairment charge related to the EMEA segment, which had the effect of decreasing net income by $17.6 and diluted earnings per share by $0.15, and (2) restructuring costs due to workforce reductions in the Americas, which had the effect of decreasing net income by $16.5 and diluted earnings per share by $0.14. Year-to-date 2022 operating income of $18.0 represented a decrease of $18.3 compared to the prior year. The decrease was due to higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher revenue and the impact of the goodwill impairment charge and restructuring costs in the prior year. Excluding the impact of the goodwill impairment charge and restructuring costs in the prior year, adjusted operating income decreased by $62.9 in year-to-date 2022 compared to year-to-date 2021.
Year-to-date 2022 revenue of $2,019.6 represented an increase of $100.5 or 5% compared to year-to-date 2021. Revenue increased by 1% in the Americas, 17% in EMEA and 12% in the Other category compared to the prior year. After adjusting for $38.8 of impact from acquisitions and $24.1 of currency translation effects, the organic revenue growth was $37.6 or 2% compared to the prior year. The Americas had an organic revenue decline of 2%, while the organic revenue growth was 12% in EMEA and 10% in the Other category compared to the prior year.
Cost of sales as a percentage of revenue increased by 220 basis points in year-to-date 2022 compared to year-to-date 2021. The increase was driven by approximately $57 of higher inflation costs, net of pricing benefits, and approximately $16 of higher freight and labor costs and inefficiencies due to supply chain disruptions, partially offset by the benefits of higher revenue and $6.6 of lower variable compensation expense. Cost of sales as a percentage of revenue increased by 370 basis points in the Americas and by 220 basis points in the Other category, while EMEA improved by 320 basis points.
Operating expenses of $547.1 in year-to-date 2022 represented an increase of $48.6, or 110 basis points as a percentage of revenue, compared to the prior year. The prior year included approximately $41 of lower employee costs as a result of temporary hour and pay reductions and gains of $6.7 from the sale of land. The current year included approximately $26 of higher marketing and sales expenses, approximately $11 of higher discretionary spending in other functional areas and $9.5 from acquisitions, partially offset by approximately $18 of lower employee costs (due to the benefits from workforce reductions in the prior year), a $15.4 gain from the sale of land and $9.6 of lower variable compensation expense.
Our year-to-date 2022 effective tax rate was (138.5)% compared to a year-to-date 2021 effective tax rate of 18.1%. The year-to-date 2022 effective tax rate included $4.6 of discrete tax benefits. The year-to-date 2021 effective tax rate reflected the non-deductible nature of the goodwill impairment charge recorded in Q1 2021.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Interest expense	$(6.5)	$(6.6)	$(19.3)	$(20.7)
Investment income	0.1	0.2	0.4	1.2
Other income, net:
Equity in income of unconsolidated affiliates	2.2	2.6	4.5	6.6
Foreign exchange gains (losses)	0.9	0.1	0.6	(1.0)
Net periodic pension and post-retirement credit, excluding service cost	(0.2)	—	(0.5)	(0.1)
Miscellaneous income (expense), net	(0.4)	(0.5)	(1.1)	1.5
Total other income, net	2.5	2.2	3.5	7.0
Total interest expense, investment income and other income, net	$(3.9)	$(4.2)	$(15.4)	$(12.5)
Interest expense in year-to-date 2021 included the impact of borrowings under our global credit facility in Q1 2021, which were repaid during Q2 2021. Other income, net in year-to-date 2021 included a $2.8 gain related to additional proceeds received in the prior year from the partial sale of an investment in an unconsolidated affiliate in 2018.
Business Segment Review
See Note 10 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, Smith System, AMQ, Orangebox and Viccarbe brands.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Revenue	$500.3	100.0%	$416.4	100.0%	$1,399.9	100.0%	$1,381.5	100.0%
Cost of sales	370.3	74.0	290.4	69.7	1,015.4	72.5	950.8	68.8
Restructuring costs	—	—	2.3	0.6	—	—	9.2	0.7
Gross profit	130.0	26.0	123.7	29.7	384.5	27.5	421.5	30.5
Operating expenses	118.9	23.8	100.8	24.2	343.7	24.6	318.8	23.1
Restructuring costs	—	—	9.1	2.2	—	—	17.8	1.3
Operating income	$11.1	2.2%	$13.8	3.3%	$40.8	2.9%	$84.9	6.1%

Reconciliation of Operating Income to Adjusted Operating Income — Americas	Three Months Ended				Nine Months Ended
	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Operating income	$11.1	2.2%	$13.8	3.3%	$40.8	2.9%	$84.9	6.1%
Add: Restructuring costs	—	—	11.4	2.8	—	—	27.0	2.0
Adjusted operating income	$11.1	2.2%	$25.2	6.1%	$40.8	2.9%	$111.9	8.1%

Operating income in the Americas declined by $2.7 in Q3 2022 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue, partially offset by higher revenue and $11.4 of restructuring costs related to workforce reductions in the prior year. Excluding the impact of the restructuring costs in the prior year, adjusted operating income decreased by $14.1 in Q3 2022 compared to the prior year. Operating income in year-to-date 2022 represented a decrease of $44.1 compared to year-to-date 2021. The decrease was driven by higher cost of sales as a percentage of revenue and higher operating expenses, partially offset by higher revenue and $27.0 of restructuring costs in the prior year. Excluding the impact of restructuring costs in the prior year, year-to-date 2022 adjusted operating income represented a decrease of $71.1 compared to the prior year.
The Americas revenue represented 67.8% of consolidated revenue in Q3 2022. Q3 2022 revenue of $500.3 represented an increase of $83.9 or 20% compared to the prior year. Supply chain disruptions in the Americas in the current year resulted in extended lead-times, shipment delays and adjustments to delivery schedules which we estimate caused at least $35 of revenue to shift from Q3 2022 into Q4 2022 compared to at least $40 of revenue which we estimate shifted from Q2 2022 to Q3 2022 for similar reasons. Revenue in the prior year was negatively impacted by a delay of approximately $50 of shipments to Q4 2021 as a result of the temporary operations shutdown in Q3 2021. After adjusting for a $12.2 impact from acquisitions and $0.7 of currency translation effects, the organic revenue growth was $71.0 or 17% compared to the prior year. Year-to-date 2022 revenue of $1,399.9 represented an increase of $18.4 or 1% compared to year-to-date 2021. After adjusting for a $38.1 impact from acquisitions and $4.9 of currency translation effects, the organic revenue decline was $24.6 or 2% compared to the prior year.
Cost of sales as a percentage of revenue increased by 430 basis points in Q3 2022 compared to the prior year. The increase was driven by approximately $27 of higher inflation costs, net of pricing benefits, and approximately $10 of higher freight and labor costs and inefficiencies due to supply chain disruptions, partially offset by the benefits of higher revenue. Cost of sales as a percentage of revenue increased by 370 basis points in year-to-date 2022 compared to year-to-date 2021. The increase was driven by approximately $51 of higher inflation costs, net of pricing benefits, and approximately $15 of higher freight and labor costs and inefficiencies due to supply chain disruptions, partially offset by $5.6 of lower variable compensation expense.
Operating expenses in Q3 2022 increased by $18.1, but decreased by 40 basis points as a percentage of revenue, compared to the prior year. The current year included approximately $13 of higher marketing and sales expenses, approximately $5 of higher discretionary spending and employee costs in other functional areas and $2.8 from acquisitions, partially offset by $1.6 of lower variable compensation expense. Operating expenses in year-to-date 2022 increased by $24.9, or 150 basis points as a percentage of revenue, compared to year-to-date 2021. The prior year included approximately $30 of lower employee costs as a result of temporary hour and pay reductions and gains of $6.7 from the sale of land. The current year included approximately $22 of higher marketing and sales expenses, approximately $7 of higher discretionary spending in other functional areas and $8.8 from acquisitions, partially offset by approximately $18 of lower employee costs (due to the benefits from workforce reductions in the prior year), a $15.4 gain from the sale of land and $6.9 of lower variable compensation expense.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Orangebox, Coalesse and Viccarbe brands, with a comprehensive portfolio of furniture, architectural and technology products.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Revenue	$168.2	100.0%	$143.3	100.0%	$430.7	100.0%	$368.7	100.0%
Cost of sales	118.1	70.2	107.7	75.2	309.0	71.7	276.4	75.0
Gross profit	50.1	29.8	35.6	24.8	121.7	28.3	92.3	25.0
Operating expenses	41.8	24.9	39.3	27.4	120.7	28.1	106.5	28.8
Goodwill impairment charge	—	—	—	—	—	—	17.6	4.8
Operating income (loss)	$8.3	4.9%	$(3.7)	(2.6)%	$1.0	0.2%	$(31.8)	(8.6)%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) — EMEA	Three Months Ended				Nine Months Ended
	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Operating income (loss)	$8.3	4.9%	$(3.7)	(2.6)%	$1.0	0.2%	$(31.8)	(8.6)%
Add: Goodwill impairment charge	—	—	—	—	—	—	17.6	4.8
Adjusted operating income (loss)	$8.3	4.9%	$(3.7)	(2.6)%	$1.0	0.2%	$(14.2)	(3.8)%
EMEA operating income improved by $12.0 in Q3 2022 compared to the prior year. The increase was driven by higher revenue, lower cost of sales as a percentage of revenue and lower operating expenses as a percentage of revenue. Operating income in EMEA in year-to-date 2022 improved by $32.8 compared to year-to-date 2021, which included a $17.6 goodwill impairment charge related to our Orangebox U.K. reporting unit. Adjusted for the goodwill impairment charge, operating income improved by $15.2, driven by the same factors as the quarter.
EMEA revenue represented 22.8% of consolidated revenue in Q3 2022. Q3 2022 revenue of $168.2 represented an increase of $24.9 or 17% compared to the prior year. Revenue in the prior year was negatively impacted by a delay of approximately $10 of shipments to Q4 2021 as a result of the temporary operations shutdown in Q3 2021. The increase in Q3 2022 was broad-based across most markets, driven by growth in the United Kingdom, including Orangebox, and in Iberia. After adjusting for $0.8 of currency translation effects and a $0.7 impact from an acquisition, the organic revenue growth was $25.0 or 17% compared to the prior year. Year-to-date 2022 revenue increased by $62.0 or 17% compared to year-to-date 2021. The increase was broad-based across most markets, driven by the same factors as the quarter. The increase was also impacted by a delay of approximately $10 of shipments in the prior year to Q4 2021. After adjusting for $15.6 of currency translation effects and a $0.7 impact from an acquisition, the organic revenue growth was $45.7 or 12% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 490 basis points in Q3 2022 compared to the prior year. The improvement was driven by higher revenue, partially offset by approximately $1 of higher inflation costs, net of pricing benefits. Cost of sales as a percentage of revenue decreased by 320 basis points in year-to-date 2022 compared to year-to-date 2021. The improvement was driven by higher revenue and approximately $3 of benefits from shifts in business mix, partially offset by approximately $4 of higher inflation costs, net of pricing benefits.
Operating expenses in Q3 2022 increased by $2.5, but decreased by 260 basis points as a percentage of revenue, compared to the prior year, which included approximately $2 of lower employee costs as a result of temporary hour and pay reductions. The remaining increase was driven by approximately $1 of higher discretionary spending and $0.7 from an acquisition, partially offset by $0.8 of lower variable compensation expense. Year-to-date 2022 operating expenses increased by $14.2, but decreased by 70 basis points as a percentage of revenue, compared to year-to-date 2021, which included approximately $8 of lower employee costs as a result of temporary hour and pay reductions. The remaining increase was driven by approximately $4 of higher marketing and sales expenses, approximately $3 of higher discretionary spending and $0.7 from an acquisition, partially offset by $1.7 of lower variable compensation expense.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 26, 2021		November 27, 2020		November 26, 2021		November 27, 2020
Revenue	$69.7	100.0%	$57.8	100.0%	$189.0	100.0%	$168.9	100.0%
Cost of sales	46.2	66.3	39.2	67.8	130.1	68.8	112.5	66.6
Gross profit	23.5	33.7	18.6	32.2	58.9	31.2	56.4	33.4
Operating expenses	21.5	30.8	20.8	36.0	66.4	35.2	59.1	35.0
Operating income (loss)	$2.0	2.9%	$(2.2)	(3.8)%	$(7.5)	(4.0)%	$(2.7)	(1.6)%

Operating income in the Other category improved by $4.2 in Q3 2022 compared to the prior year. The improvement was driven by higher revenue, lower cost of sales as a percentage of revenue and lower operating expenses as a percentage of revenue. Year-to-date 2022 operating results decreased by $4.8 compared to year-to-date 2021, driven by higher cost of sales as a percentage of revenue, partially offset by higher revenue.
Revenue in the Other category represented 9.4% of consolidated revenue in Q3 2022. Q3 2022 revenue of $69.7 represented an increase of $11.9 or 21% compared to the prior year. The increase was primarily driven by China, Designtex and Japan, partially offset by India, Southeast Asia and Australia. After adjusting for $0.4 of currency translation effects, the organic revenue growth was $11.5 or 20% compared to the prior year. Year-to-date 2022 revenue of $189.0 represented an increase of $20.1 or 12% compared to year-to-date 2021. The increase was primarily driven by China, Designtex, Japan and Australia, partially offset by India and Southeast Asia. After adjusting for $3.6 of currency translation effects, the organic revenue growth was $16.5 or 10% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 150 basis points in Q3 2022 compared to the prior year. The improvement was driven by higher revenue and approximately $1 of benefits from shifts in business mix, partially offset by $0.7 of higher inflation costs, net of pricing benefits, and $0.5 of higher freight costs and inefficiencies due to supply chain disruptions. Cost of sales as a percentage of revenue increased by 220 basis points in year-to-date 2022 compared to the prior year. The increase was driven by approximately $2 of higher inflation costs, net of pricing benefits, and $1.5 of higher freight costs and inefficiencies due to supply chain disruptions, partially offset by approximately $1 of benefits from shifts in business mix.
Operating expenses in Q3 2022 increased by $0.7, but decreased by 520 basis points as a percentage of revenue compared to the prior year, driven by higher discretionary spending. Operating expenses in year-to-date 2022 increased by $7.3, or 20 basis points as a percentage of revenue compared to year-to-date 2021, which included approximately $6 of lower employee costs as a result of temporary pay reductions. The remaining increase was driven by the same factor as the quarter.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	November 26, 2021	November 27, 2020	November 26, 2021	November 27, 2020
Operating expenses	$5.5	$7.9	$16.3	$14.1
The decrease in operating expenses in Q3 2022 compared to the prior year was driven by $3.5 of lower deferred compensation expense, partially offset by $1.2 of lower COLI income. The increase in operating expenses in year-to-date 2022 was primarily driven by $3.5 of lower COLI income and higher employee costs as a result of temporary hour and pay reductions in the prior year, partially offset by $2.3 of lower deferred compensation expense.
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

Liquidity Sources	November 26, 2021	February 26, 2021
Cash and cash equivalents	$275.2	$489.8
Company-owned life insurance	170.0	169.5
Availability under credit facilities	270.6	265.9
Total liquidity sources available	$715.8	$925.2

As of November 26, 2021, we held a total of $275.2 in cash and cash equivalents. Of that total, 79% was located in the U.S. and the remaining 21% was located primarily in China (including Hong Kong), Mexico, Singapore, Malaysia, India and Spain.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended November 26, 2021 and November 27, 2020:

	Nine Months Ended
Cash Flow Data	November 26, 2021	November 27, 2020
Net cash provided by (used in):
Operating activities	$(59.1)	$37.2
Investing activities	(51.3)	(17.8)
Financing activities	(101.5)	(76.6)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.8
Net decrease in cash, cash equivalents and restricted cash	(213.5)	(55.4)
Cash, cash equivalents and restricted cash, beginning of period	495.6	547.1
Cash, cash equivalents and restricted cash, end of period	$282.1	$491.7
Cash provided by (used in) operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 26, 2021	November 27, 2020
Net income	$6.2	$19.5
Depreciation and amortization	62.2	64.1
Goodwill impairment charge	—	17.6
Restructuring costs	—	27.0
Changes in accounts receivable, inventories and accounts payable	(84.5)	41.8
Employee compensation liabilities	(15.3)	(130.5)
Employee benefit obligations	(13.5)	(25.2)
Changes in other operating assets and liabilities	(14.2)	22.9
Net cash provided by (used in) operating activities	$(59.1)	$37.2
Annual payments related to accrued variable compensation and retirement plan contributions totaled $50.4 in year-to-date 2022 compared to $148.0 in year-to-date 2021. In year-to-date 2022, we used cash in working capital, primarily driven by increased inventory levels in connection with supply chain disruptions and increased accounts receivable due to revenue growth.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 26, 2021	November 27, 2020
Capital expenditures	$(45.3)	$(32.1)
Proceeds from disposal of fixed assets	17.4	7.3
Acquisition, net of cash acquired	(32.6)	—
Other	9.2	7.0
Net cash used in investing activities	$(51.3)	$(17.8)

Capital expenditures in year-to-date 2022 primarily related to investments in manufacturing operations, information technology, product development and customer-facing facilities. Capital expenditures were higher compared to year-to-date 2021 due to reduced spending in the prior year as a result of the COVID-19 pandemic. We sold land for proceeds of $17.2 in year-to-date 2022 and $7.1 in year-to-date 2021. Other investing activities in year-to-date 2022 included $7.0 of proceeds from COLI policy maturities. Other investing activities in year-to-date 2021 included $3.3 of additional proceeds from the partial sale of an investment in an unconsolidated affiliate in 2018.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 26, 2021	November 27, 2020
Dividends paid	$(45.9)	$(31.8)
Common stock repurchases	(54.0)	(42.7)
Borrowings on lines of credit	—	250.0
Repayments on lines of credit	—	(250.0)
Other	(1.6)	(2.1)
Net cash used in financing activities	$(101.5)	$(76.6)
We paid dividends of $0.10, $0.145 and $0.145 per common share in Q1 2022, Q2 2022 and Q3 2022, respectively, and $0.07, $0.10 and $0.10 per common share in Q1 2021, Q2 2021 and Q3 2021, respectively.
In year-to-date 2022, we repurchased 3,991,083 shares of Class A common stock, 392,812 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2021, we repurchased 3,288,795 shares of Class A common stock, 288,795 of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of November 26, 2021, we had $7.6 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Off-Balance Sheet Arrangements
During Q3 2022, no material change in our off-balance sheet arrangements occurred.
Contractual Obligations
During Q3 2022, no material change in our contractual obligations occurred.
Liquidity Facilities
Our total liquidity facilities as of November 26, 2021 were:

Liquidity Facilities	November 26, 2021
Global committed bank facility	$250.0
Other committed bank facility	4.7
Various uncommitted lines	19.2
Total credit lines available	273.9
Less: Borrowings outstanding	(1.7)
Less: Other guarantees	(1.6)
Available capacity	$270.6
We have a $250.0 global committed bank facility in effect through 2025. As of November 26, 2021, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.
We have a $12.5 committed bank facility related to a subsidiary, which has current availability of $4.7 based on eligible accounts receivable of the subsidiary. As of November 26, 2021, $1.7 was outstanding under the facility.

The various uncommitted lines may be changed or canceled by the applicable lenders at any time. There were no borrowings outstanding, and there were $1.6 of guarantees which reduced our availability, under the various uncommitted lines as of November 26, 2021.
In addition to the available capacity reflected in the table above, we have credit agreements totaling $33.9 which can be utilized to support bank guarantees, letters of credit or foreign exchange contracts. As of November 26, 2021, we had $12.7 in outstanding letters of credit and bank guarantees against these agreements. There were no draws against our letters of credit during year-to-date 2022 or year-to-date 2021.
Total consolidated debt as of November 26, 2021 was $482.9. Our debt primarily consists of $444.6 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance of $35.5 as of November 26, 2021. The term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan do not contain financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of November 26, 2021, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $445.2. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known or foreseeable liquidity needs.
Our significant funding requirements include operating expenses, non-cancelable operating lease obligations, capital expenditures, variable compensation and retirement plan contributions, dividend payments and debt service obligations. We have flexibility over some of these uses of cash, including capital expenditures and discretionary operating expenses, to preserve our liquidity position. We expect capital expenditures to total approximately $60 to $70 in 2022 compared to $41.3 in 2021.
On December 16, 2021, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $16, to be paid in Q4 2022. Future dividends will be subject to approval by our Board of Directors.
Critical Accounting Estimates
During Q3 2022, there have been no changes in the items that we have identified as critical accounting estimates.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 26, 2021 is the same as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 26, 2021. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2022, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2022, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2022, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2022, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 26, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 26, 2021, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 26, 2021.  There have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 26, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
8/28/2021 - 10/1/2021	1,193,884	$13.13	1,193,884	$14.2
10/2/2021 - 10/29/2021	511,769	$12.41	478,484	$8.3
10/30/201 - 11/26/2021	58,430	$11.93	58,430	$7.6
Total	1,764,083	(2)	1,730,798
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program, announced on January 19, 2016, permitting the repurchase of up to $150 of shares of our common stock. On June 28, 2021, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to $50 of shares of our common stock on our behalf during the period June 28, 2021 through December 20, 2021, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 under the Exchange Act. Shares purchased under the agreement are part of our share repurchase program approved in January 2016.
(2)33,285 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Letter agreement between Steelcase Inc. and Allan W. Smith, Jr., dated September 22, 2021 (1)
10.2*	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022) revised December 2021
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*    Management contract or compensatory plan or arrangement.

(1)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2021 (commission file number 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEELCASE INC.

By:	/s/ Robin L. Zondervan
Robin L. Zondervan Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: December 20, 2021