Form 10-K
period 2022-02-25
STEELCASE INC
filed 2022-04-15
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑         No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 27, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.0 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 12, 2022, 88,075,177 shares of the registrant’s Class A Common Stock and 24,658,382 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, to be held on July 13, 2022, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 25, 2022

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
Overview
At Steelcase, we help people do their best work by creating places that work better. Through our family of brands that include Steelcase®, Designtex®, Coalesse®, AMQ®, Smith System®, Orangebox®, and Viccarbe®, we offer a comprehensive portfolio of furniture and architectural products and services designed to help customers create workplaces that help people reach their full potential at work. Our solutions are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,800 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
We focus on translating our research-based insights into products, applications and experiences that help organizations around the world amplify the performance of their people, teams and enterprise. We help our customers create workplace, healthcare and educational environments that support attraction and retention of talent, employee well-being and engagement, organizational culture and productivity, and other needs of their people, while also optimizing the value of their real estate investments. Our global scale and reach allow us to provide a consistent experience to global customers while offering local differentiation.
We market our products and services primarily through a network of independent and company-owned dealers and also sell directly to end-use customers. We also sell a selection of our products through web-based, retail and technology distribution channels, including direct sales of work-from-home and learn-from-home products to consumers in a number of markets.
Strategic Priorities
Our strategic priorities align with our purpose and reflect a set of choices which we believe will position us for growth. We are focused on leading the transformation toward hybrid work, where employees shift between working in the office and working remotely over the course of a week. We aim to do this by offering innovative solutions to our customers that support the growing needs for individual privacy, social connection and collaboration in this new era of work. We also aim to deepen our presence in key adjacent growth opportunities, including certain geographic and vertical markets, and to enhance our capabilities to better serve smaller and mid-sized customers. We are focused on creating value by using our business as a force for good, through market-leading performance in our approach to our people, our products and the planet. Our strategic priorities also include profitability initiatives to drive fitness and reallocate resources toward our highest priorities and maintaining a strong balance sheet to support our growth objectives.
Our Offerings
Our brands provide a comprehensive portfolio of furniture and architectural products for individual and collaborative work across a range of price points. We have expanded our offerings through investments in product development, acquisitions and marketing partnerships. Our furniture portfolio includes furniture systems, seating, storage, fixed and height-adjustable desks, benches and tables and complementary products such as work accessories, lighting, mobile power and screens. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative environments and casual settings and specialty seating for specific vertical markets such as education and healthcare. Our interior architectural products include full and partial height walls and free-standing architectural pods. We also offer services designed to enhance the performance of people, space and real estate. These services include workplace strategy consulting, lease origination services and furniture and asset management.
Steelcase
Steelcase leverages insights from user-centered research to help our customers create high performing and sustainable work environments. We strive to be a trusted partner by creating exceptional experiences for those who seek to use space as a strategic asset to elevate their performance, reinforce their organizational culture, support the well-being of their people and attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, government entities, schools, colleges and universities and healthcare organizations) that are forward-thinking, are often large with ever-changing complex needs and often have a global scale and operations.
Steelcase brand extensions include:
•Steelcase Learning, which works with leading educational institutions to create places that enhance the success and well-being of students, educators and administrators.
•Steelcase Health, which works with leading healthcare organizations to create places that deliver greater connection, empathy and well-being for everyone involved in the experience of healthcare.
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
Coalesse
Led by intuition, backed by research and driven by design, Coalesse creates thoughtful furnishings that bring new life to the modern workplace and ancillary settings. The brand blends beauty and utility into their designs to help customers make great spaces that inspire great work, by empowering social connection, creative collaboration, focus and rejuvenation.
AMQ
AMQ offers high-quality, affordable height-adjustable desking, benching, storage, screens, tables and seating for workstations, collaborative environments and training rooms. AMQ specializes in in-stock furniture that ships in just five business days, for adaptable, quick, modern designs that fit contemporary, active office spaces.
Smith System
Smith System is a designer and manufacturer of high-quality furniture for the pre-K-12 education market. Smith System offers desking, seating and storage products. Smith System designs and manufactures products that support inspired learning and strive to create better learning outcomes – addressing the needs of the student, the demands of the curriculum and the realities of space, maintenance and budget.
Orangebox
Orangebox is a designer and manufacturer of furniture and free-standing architectural pods for the changing workplace with a focus on "Smartworking" solutions: furniture and architecture that fosters collaboration while providing contemporary aesthetics, visual and acoustical privacy and commercial-grade performance.
Viccarbe
Viccarbe offers contemporary furniture for high-performance collaborative and social spaces, including contract, hospitality, retail and outdoor settings.

Marketing Partnerships
We maintain marketing partnerships with a number of companies, including Blu Dot, Bolia, Carl Hansen & Son, EMU, Extremis, FLOS, Mattiazzi, Microsoft, Mitchell Gold + Bob Williams, Moooi, Nanimarquina, PolyVision, Tom Dixon and West Elm, which are intended to allow us to offer additional products and services to our dealers and customers that are complementary to our products and services and leverage our scale.  These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers.  In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we typically transport and deliver those products to our dealers and customers for a fee.  We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Reportable Segments
We operate on a global basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas and specific product categories, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 and Note 21 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America. Our comprehensive portfolio of furniture and architectural products is marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox and Viccarbe brands.
We serve Americas customers mainly through approximately 390 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including education, financial services, government, healthcare, information technology, insurance, retail and manufacturing.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2022, and the five largest independent Steelcase dealers collectively accounted for approximately 18% of the segment’s revenue in 2022.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price, global service and relationships with customers, architects and designers. Our most significant competitors in the U.S. are MillerKnoll, Inc., Haworth, Inc. and HNI Corporation.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products. Our largest presence is in Western Europe, where we believe we are among the market leaders in France, Germany, Spain and the United Kingdom ("U.K.").
We serve EMEA customers mainly through approximately 340 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. The largest independent Steelcase dealer in the EMEA segment accounted for less than 4% of the segment’s revenue in 2022. The five largest Steelcase independent dealers collectively accounted for approximately 12% of the segment’s revenue in 2022. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare and information technology.

The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific and Designtex.
Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture and architectural products. We primarily sell directly to end-use customers as well as through approximately 60 Steelcase independent dealer locations. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and are located in both mature and emerging markets. Our competition in Asia Pacific is fragmented and includes large global competitors as well as many regional and local manufacturers.
Designtex sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America.
Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with company-owned life insurance ("COLI"). Corporate assets consist primarily of unallocated cash and cash equivalents, COLI, fixed assets, investments in unconsolidated affiliates and right-of-use assets related to operating leases.
Joint Ventures and Other Equity Investments
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 25, 2022, our investments in these unconsolidated joint ventures and other equity investments totaled $53.1. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net in the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 2% of our consolidated revenue in 2022, and our five largest customers collectively accounted for approximately 6% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2022, our sales to U.S. federal government agencies represented approximately 2% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2022. The five largest independent Steelcase dealers collectively accounted for approximately 13% of our consolidated revenue in 2022. We do not believe our business is dependent on any single independent dealer, the loss of which would have a sustained material adverse effect on our business.
Manufacturing and Logistics
We have manufacturing operations throughout North America (in the U.S. and Mexico), Europe (in the Czech Republic, France, Germany, Spain and the U.K.) and in Asia (in China, India and Malaysia). Our global manufacturing operations are largely centralized under a single organization to serve our customers’ needs across multiple brands and geographies.
Our manufacturing model is predominately make-to-order with lead times which have typically ranged from four to six weeks. We manufacture our products using lean manufacturing principles, including continuous one-piece flow and platformed processes and products, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. We largely purchase direct materials and components from a global network of integrated suppliers as needed to meet demand. We also purchase finished goods manufactured by third parties predominately on a make-to-order basis.
During 2022, our manufacturing operations were negatively impacted by supply chain disruptions, including lack of availability of certain raw materials and components, labor shortages and shipping delays across long distance supply chains. These challenges had a significant impact on our ability to manufacture and supply products to our customers within historical time frames and increased our logistics and labor costs. We also increased our levels of inventory on hand to mitigate challenges associated with purchasing raw materials and components in a timely manner as a result of these disruptions.
We focus on enhancing the efficiency of our manufacturing operations, and we also seek to reduce costs through our global sourcing effort. We focus on platforming our product offering and capturing raw material and component cost savings available through lower cost suppliers around the globe. These efforts enhance our leverage with supply sources. We also focus on our reliability which may, at times, require localizing supply chains and enhancing capabilities to deliver complete orders and on-time to our customers.
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to minimize freight and delivery costs and improve service to our dealers and customers.
Materials
Approximately 61% of our cost of sales in 2022 related to raw materials, components and finished goods purchased from a significant number of suppliers around the world. The raw materials that we purchase and that are used in the manufacture of the components and finished goods that we purchase include steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.
During 2022, the availability of materials was negatively impacted by supply chain disruptions as discussed above. The prices for many of the raw materials, components and finished goods we purchase were affected by significant inflationary pressures during 2022.
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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs, which vary from furniture and architectural solutions to single products or enhancements to existing products and across different vertical market applications such as healthcare and education. Organizationally, global design leadership directs strategy and project work, which is distributed to design studios around the world and sometimes involves external design services.
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
We incurred $45.4, $48.1 and $50.6 in research, design and development expenses in 2022, 2021 and 2020, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” "Designtex," “Coalesse,” "AMQ," “Smith System,” and “Orangebox” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Human Capital Resources
We aspire to be a people-centered, purpose-driven company where our employees feel like they belong and are proud of their work. At Steelcase, we believe that together we will help to support and build a healthy planet, healthy people and a healthy culture based on integrity and trust. This work is supported by our core values, which are:
•act with integrity,
•tell the truth,
•keep commitments,
•treat people with dignity and respect,
•promote positive relationships,
•protect the environment, and
•excel.
We believe our employees are one of our greatest assets, and we are dedicated to the continuous learning and professional development of every employee. We invest in our employees through multiple avenues, including providing competitive pay and benefits, sharing profits through our annual bonus programs, offering career development and professional training programs, providing inspiring and supportive spaces for our employees to work and collaborate and offering a range of services to support our employees' physical, emotional, cognitive and financial well-being.
Our leaders play a critical role in curating our culture, and we have established a set of leadership pillars and accompanying learning and development activities designed to promote empathic leadership and align leader actions with our core values and the culture we strive to create. These pillars are:
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
Diversity, Equity and Inclusion
We strive to create an environment where employees around the globe are valued, respected, accepted and encouraged to be authentic and to fully participate in our organization. We believe our culture helps to unlock each employee's unique contributions and amplifies the power of the individual to better serve our customers and the communities in which we live and work. We are focused on enhancing a culture of diversity, equity and inclusion through the following key objectives:
•build diverse teams that reflect our communities,
•ensure equitable access to development opportunities across the organization, and
•create a culture of inclusion that promotes curiosity and creativity.
Learning and Development
Learning is how we work and how we lead. We aspire to be a learning organization that builds capabilities for the evolving needs of our business and adapts our culture as a competitive advantage. Developing our talent in consistent ways is essential to our business strategy, and we are continually focused on providing all our employees with the resources they need to reach their full potential. We approach talent development through a variety of tools, practices and experiences, including:
•connecting our employees to digital learning experiences to help them thrive,
•identifying sought-out skills from our employees and designing learning paths related to these skills,
•emphasizing an environment that values learning as an everyday practice across the organization, and
•holding frequent and purposeful conversations between employees and leaders that inspire achievement and growth.
Employee Compensation and Benefits
Our compensation and benefits programs are designed to attract, retain and motivate talented employees. Our philosophy is to:
•value the contribution of our employees,
•motivate achievement of strategic objectives that will contribute to our company’s success, and
•share profits through broad-based incentive arrangements designed to reward performance for all employees.
This philosophy is achieved through competitive pay and benefits and a variety of other offerings such as career development and well-being initiatives. We review pay ranges annually and adjust pay as needed to ensure external competitiveness and internal equity. We also share profits with both salaried and hourly employees through our annual bonus programs. We believe our philosophy helps promote a culture where our employees feel like they are supported and that their contributions are valued.
Employees
As of February 25, 2022, we had approximately 11,800 employees, of which approximately 6,900 work in manufacturing and distribution and approximately 200 are part-time. Additionally, we had approximately 1,100 temporary workers who primarily work in manufacturing. Approximately 40 employees in the U.S. are covered by collective bargaining agreements. Outside of the U.S., approximately 2,800 employees are represented by unions or workers' councils that operate to promote the interests of workers.
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
Under certain Environmental Laws, we could be held liable, without regard to fault, for the costs of remediation associated with our existing or historical operations. We could also be held responsible for third-party property and personal injury claims or for violations of Environmental Laws relating to contamination. We are a party to, or otherwise involved in, proceedings relating to several contaminated properties being investigated and remediated under Environmental Laws, including as a potentially responsible party in several Superfund site cleanups. Based on our information regarding the nature and volume of wastes allegedly disposed of or released at these properties, the total estimated cleanup costs and other financially viable potentially responsible parties, we do not believe the costs to us associated with these properties will be material, either individually or in the aggregate. We have established reserves that we believe are adequate to cover our anticipated remediation costs. However, certain events could cause our actual costs to vary from the established reserves. These events include, but are not limited to: a change in governmental regulations or cleanup standards or requirements; undiscovered information regarding the nature and volume of wastes allegedly disposed of or released at these properties; the loss of other potentially responsible parties that are financially capable of contributing toward cleanup costs; and other factors increasing the cost of remediation.

Available Information
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC. We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles, Code of Ethics, Code of Business Conduct and the charters for the Audit, Compensation, Corporate Business Development and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Steelcase Inc., Investor Relations, GH-3E-12, PO Box 1967, Grand Rapids, Michigan, U.S.A. 49501-1967.
We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.
Item 1A.Risk Factors:
The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know about currently, or that we currently believe are not material, may also adversely affect our business, operating results, cash flows and financial condition. If any of these risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
Macroeconomic and Workplace Trends Risk Factors
The COVID-19 pandemic and related impacts have had, and may continue to have, a significant and adverse effect on our business.
The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 caused many office workers globally to work from home for extended periods of time over the past two years, which had a significant negative impact on global demand for office furniture and our revenue. In addition, the spread of COVID-19 and related government restrictions over the past two years have had a negative impact on the availability of manufacturing, transportation and logistics labor and our manufacturing and our suppliers' operations. As a result, during 2022, we experienced:
•significant inflation in the costs of raw materials and components used in our products, transportation and logistics, and
•significant supply chain disruptions, including constraints on the availability of certain raw materials and components on both a short-term and long-term basis, labor shortages and shipping delays.
The impacts of the COVID-19 pandemic have been far-reaching, and while we have seen improvement in demand for our products as people have increasingly returned to the office, the duration and intensity of the impacts of the pandemic on our business, our industry and the global economy may not yet be fully known.
Our industry is influenced by cyclical macroeconomic factors and future downturns may adversely affect our revenue and profits.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced by macroeconomic factors such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates. The U.S. and European office furniture industries have experienced three major declines in demand in the past twenty years, driven by global economic downturns. During these downturns, our revenue declined substantially and our profitability was significantly reduced. Our revenues and profitability can be, and currently are being, impacted by adverse changes in these macroeconomic factors. Macroeconomic factors are difficult to predict, and if we are unsuccessful in further adapting our business as economic cyclical changes occur, our results may be adversely affected.

Failure to respond to changes in workplace trends and the competitive landscape may adversely affect our revenue and profits.
Advances in technology, changing workforce demographics, increased working from home (in particular, due to the impact of the COVID-19 pandemic), shifts in work styles and behaviors and the globalization of business have been changing the world of work and impacting the types of workplace products and services purchased by our customers. In recent years, these trends have resulted in changes such as:
•an increase in hybrid work, and the demand for products that support individual privacy and focused work,
•an increase in demand for products for working from home, including those that enhance remote work experiences,
•an increase in demand for residential and lounge products for office settings,
•more frequent refreshment of workplace settings,
•customer interest in a broader range of price points, quality and warranty coverage, and
•shifting demand among product categories.
These trends have also had an impact on our competitive landscape, including (1) the emergence of smaller office furniture competitors, (2) increased competition from residential furniture and technology companies, (3) diversification by some of our larger competitors into other industries and (4) an increase in customers outsourcing workplace management to real estate management service firms and flexible real estate providers.
We compete on a variety of factors, including: brand recognition and reputation; insights from our research; the breadth of our global reach and product portfolio; product design and features; price, lead time, delivery and service; product quality; strength of our dealer network and other distributors; and relationships with customers and key influencers, such as architects, designers and real estate managers. If we are unsuccessful in continuing to develop and offer a wide variety of solutions which respond to changes in workplace trends, or if we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which arise from outside our industry, our results of operations may be adversely affected.
We may not be able to successfully develop, implement and manage our growth strategies.
Our longer-term success depends on our ability to successfully develop, implement and manage our growth strategies, which include:
•developing offerings to support hybrid work, including enhanced applications to support individual privacy and focused work and partnering with technology companies to create integrated collaborative solutions,
•enhancing our capabilities to serve the work-from-home and retail markets,
•growing our market share with existing dealers and customers in addition to serving smaller and mid-sized customers and growing our market share in learning and healthcare environments,
•realizing the value from acquisitions and investing in new acquisitions and business ventures, and
•increasing growth opportunities in our Asia Pacific business, including India and China.
If these strategies to increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market share and profitability may be adversely affected.
Manufacturing, Supply Chain and Distribution Risk Factors
We are and may continue to be adversely affected by changes in raw material, commodity and other input costs.
We and our suppliers purchase raw materials (including steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel, freight, energy, labor and other input costs can fluctuate due to changes in global, regional or local supply and demand, larger currency movements and changes in tariffs and trade barriers, which can also cause supply interruptions.

During 2022, there was a significant increase in the costs of many of the raw materials used by our suppliers and us, including steel and other commodities, as a result of availability constraints, supply chain disruption, increased demand, labor shortages and other factors.
In the short-term, significant increases in raw material, commodity and other input costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. During 2022, we announced three list price increases as a result of the significant inflation, compared to our historical practice of announcing not more than one list price increase per year. If we are not successful in passing along higher raw material, commodity and other input costs to our customers over the longer-term, because of competitive pressures, our profitability could be negatively impacted.
We are reliant on a global network of suppliers that exposes us to certain risks outside of our control.
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods may be affected by:
•fluctuations in the availability and quality of raw materials,
•disruptions caused by labor shortages and labor activities,
•ocean freight constraints and port congestion, domestic transportation and logistical challenges,
•the financial solvency of our suppliers and their supply chains, and
•damage or loss of production from accidents, natural disasters, severe weather events, pandemics, security concerns (including terrorist activity, armed conflict and civil or military unrest), trade embargoes, changes in tariffs, systems and equipment failures or disruptions, cyberattacks or security breaches and other causes.
Any disruptions or fluctuations in the supply and delivery of raw materials, components and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition. During 2022, our suppliers were negatively impacted by disruptions and fluctuations in the availability of raw materials, labor, transportation and logistics. These factors led to significant disruptions and delays in the supply of raw materials, components and finished goods to us, which negatively impacted our order lead times and our ability to deliver products to our customers on time, as well as our costs of procuring such items.
A shortage of qualified and skilled labor has had, and may continue to have, a significant and adverse effect on our business.
We rely on our ability to identify, attract, develop and retain qualified and talented individuals to manufacture and deliver our products to our dealers and customers, and any shortages in the availability of a skilled workforce to support our operations could have an adverse impact on our business, operating results or financial condition. During 2022, there were shortages of qualified labor in certain locations where we have manufacturing and distribution facilities, which resulted in increased wage costs as a result of actions we took to attract and retain qualified talent, including hiring and referral bonus programs.
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold within the region. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2022, approximately 34% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in goods, or requiring goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.

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
Our business is dependent on our ability to manage our relationships with our independent dealers. From time to time, we or a dealer may choose to terminate our relationship, or the dealer could face financial insolvency or difficulty in transitioning to new ownership, and establishing a new dealer in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure. Alternatively, we may elect to purchase and operate dealers in certain markets, which would also require use of our capital and increase our financial exposure.
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
In certain cases, our diversification and growth strategies into adjacent markets are driving the need for our dealers to invest in additional resources to support our products and markets. Some of our smaller dealers do not have the scale to leverage such investments, and as a result, we have seen and may continue to see increased consolidation within our dealer network. This increased concentration and size of dealers could increase our exposure to the risks discussed above.
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
We have manufacturing facilities, sales locations and offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries. Our global presence is also subject to market risks, which in turn could have an adverse effect on our business, operating results or financial condition, including:
•differing business practices, cultural factors and regulatory requirements,
•political, social and economic instability, natural disasters, pandemics, security concerns, including terrorist activity, armed conflict and civil or military unrest and global crises or health issues, and
•intellectual property protection challenges.
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
We have net goodwill of $242.8 as of February 25, 2022. Goodwill is not amortized but is evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our future effective tax rate could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws or their interpretation.  In addition, such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial position.  A reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets. As of February 25, 2022, we had net deferred tax assets of $111.2, and approximately 65% of our net deferred tax assets were subject to recovery in the U.S.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $41.2 and $26.2, respectively, against which valuation allowances totaling $2.4 have been recorded.  NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
Costs related to our participation in a multi-employer pension plan could increase.
One of our subsidiaries, SC Transport Inc., previously contributed to the Central States, Southeast and Southwest Areas Pension Fund (the "Fund"), a multi-employer pension plan, based on obligations arising under a collective bargaining agreement that covered SC Transport Inc. employees and retirees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.  In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in the assessment of a withdrawal liability. As a result of the Fund’s assertion, SC Transport Inc. recorded a $11.2 charge related to its estimated future obligations under a withdrawal from the Fund.

In 2020, SC Transport Inc. withdrew from the Fund, and the Fund issued a final assessment of our withdrawal liability. We appealed the amount of the assessment by the Fund and are awaiting arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than the estimated liability, which will be adjusted as needed, if and when additional information becomes available.  If actual settlements are significantly lower or higher than the estimated reserve, our results of operations may be materially affected. In addition, if the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13.
General Risk Factors
We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems.
We rely on information technology systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to our customers, dealers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, the need for system upgrades and support, telecommunication and internet failures, natural disasters and power loss. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially adversely impact our business, operating results or financial condition. We maintain insurance coverage which may cover some of these risks, subject to the terms and conditions of the applicable policies, but such coverage may not be available or sufficient to cover all of the losses which may arise.
We may be adversely affected by security breaches, errors or disruptions relating to our software and software-as-a-service offerings.
We sell enterprise resource planning software and software-as-a-service offerings to our dealers. In connection with some of these offerings, we collect and store data belonging to our dealers, and we rely on third parties, such as cloud hosting providers and other service providers, to perform some of our obligations. If the security measures we and our third-party vendors use are breached, if there are errors in our software or if there are any service interruptions caused by other events, our offerings may not operate properly, dealer data could be lost or compromised, and our dealers’ businesses may be disrupted. In such events, we may incur legal liabilities, lost business or harm to our brand reputation, which could have a negative impact on our business, operating results or financial condition.
We may be adversely impacted by losses and reputational damage related to product defects.
Product defects can occur within our own product development and manufacturing processes or through our reliance on third parties for product development and manufacturing activities. We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs and product liability costs, which can have an adverse impact on our results of operations. In addition, the reputation of our brands may be diminished by product defects and recalls.
We maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions. While we continue to make significant investments to improve product quality, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty charges. We purchase insurance coverage to reduce our exposure to significant levels of product liability claims and maintain a reserve for our self-insured losses based upon estimates of the aggregate liability using claims experience and actuarial assumptions. Incorrect estimates or any significant increase in the rate of our product defect expenses could have a material adverse effect on our results of operations.
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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	14	5	9
EMEA	5	4	1
Other category	2	—	2
Total	21	9	12
Item 3.Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.
Item 4.Mine Safety Disclosures:
Not applicable.

Supplementary Item.    Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Sara E. Armbruster	51	President and Chief Executive Officer, Director
Donna K. Flynn	54	Vice President, Global Talent Management
Robert G. Krestakos	60	Vice President, Global Operations
Steven D. Miller	47	Vice President, Chief Technology Officer
Lizbeth S. O’Shaughnessy	60	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Allan W. Smith, Jr.	54	Senior Vice President, Chief Revenue Officer
David C. Sylvester	57	Senior Vice President, Chief Financial Officer
Sara E. Armbruster has been President and Chief Executive Officer since October 2021. Ms. Armbruster was Executive Vice President from April 2021 to October 2021, Vice President, Strategy, Research and Digital Transformation from February 2018 to April 2021 and Vice President, Strategy, Research and New Business Innovation from January 2014 to February 2018. Ms. Armbruster has been employed by Steelcase since 2007.
Donna K. Flynn has been Vice President, Global Talent Management since March 2020. Ms. Flynn was Vice President, WorkSpace Futures - Research from June 2015 to March 2020 and has been employed by Steelcase since 2011.
Robert G. Krestakos has been Vice President, Global Operations since February 2015 and has been employed by Steelcase since 1992.
Steven D. Miller has been Vice President, Chief Technology Officer since October 2021. Mr. Miller was Vice President, Chief Information Officer from February 2018 to October 2021 and Director, Information Technology from July 2012 to February 2018. Mr. Miller has been employed by Steelcase since 1999.
Lizbeth S. O’Shaughnessy has been Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since June 2014 and has been employed by Steelcase since 1992.
Allan W. Smith, Jr. has been Senior Vice President, Chief Revenue Officer since October 2021. Mr. Smith was Vice President, Global Marketing from September 2013 to October 2021 and has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 15 to the consolidated financial statements for additional information. As of the close of business on April 12, 2022, we had outstanding 112,733,559 shares of common stock with 4,955 shareholders of record. Of these amounts, 88,075,177 shares are Class A Common Stock with 4,890 shareholders of record and 24,658,382 shares are Class B Common Stock with 65 shareholders of record.
Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
11/27/2021 - 12/31/2021	102,391	$11.77	99,938	$6.4
01/01/2022 - 01/28/2022	—	$—	—	$6.4
01/29/2022 - 02/25/2022	3,328	$12.67	—	$6.4
Total	105,719	(2)	99,938
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
(2)5,781 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
Item 6.[Reserved]
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

The non-GAAP financial measures used are: (1) organic revenue growth (decline), which represents the change in revenue excluding the impacts of acquisitions and divestitures, the impact of the additional week in 2020 and estimated currency translation effects; and (2) adjusted operating income (loss), which represents operating income (loss) excluding goodwill impairment charges and restructuring costs. These measures are presented because management uses this information to monitor and evaluate financial results and trends. Therefore, management believes this information is also useful for investors.
Financial Summary
Results of Operations
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.

Statement of Operations Data— Consolidated	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Revenue	$2,772.7	100.0%	$2,596.2	100.0%	$3,723.7	100.0%
Cost of sales	2,011.2	72.5	1,822.8	70.2	2,508.5	67.4
Restructuring costs	—	—	10.6	0.4	—	—
Gross profit	761.5	27.5	762.8	29.4	1,215.2	32.6
Operating expenses	741.4	26.8	684.2	26.4	958.2	25.7
Goodwill impairment charge	—	—	17.6	0.6	—	—
Restructuring costs	—	—	18.0	0.7	—	—
Operating income	20.1	0.7	43.0	1.7	257.0	6.9
Interest expense	(25.7)	(0.9)	(27.1)	(1.1)	(27.3)	(0.7)
Investment income	0.6	—	1.4	0.1	5.4	0.1
Other income, net	6.6	0.2	8.6	0.3	10.1	0.3
Income before income tax expense (benefit)	1.6	—	25.9	1.0	245.2	6.6
Income tax expense (benefit)	(2.4)	(0.1)	(0.2)	—	45.5	1.2
Net income (loss)	$4.0	0.1%	$26.1	1.0%	$199.7	5.4%
Earnings per share:
Basic	$0.03		$0.22		$1.67
Diluted	$0.03		$0.22		$1.66

Organic Revenue Growth (Decline) — Consolidated	Year Ended
	February 25, 2022	February 26, 2021
Prior year revenue	$2,596.2	$3,723.7
Acquisitions	44.8	2.2
Divestitures	—	(61.5)
Impact of additional week**	—	(48.4)
Currency translation effects*	16.0	23.0
Prior year revenue, adjusted	2,657.0	3,639.0
Current year revenue	2,772.7	2,596.2
Organic growth (decline) $	$115.7	$(1,042.8)
Organic growth (decline) %	4%	(29)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Operating income	$20.1	0.7%	$43.0	1.7%	$257.0	6.9%
Add: goodwill impairment charge	—	—	17.6	0.6	—	—
Add: restructuring costs	—	—	28.6	1.1	—	—
Adjusted operating income	$20.1	0.7%	$89.2	3.4%	$257.0	6.9%
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2021 results of operations in comparison to 2020, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K.
Overview
During 2022, demand for our products improved due to a broad recovery in our industry as many customers restarted paused projects and made investments in support of their workplace strategies. Our orders grew 25% compared to the prior year and reflected growth across most geographies. Broad-based supply chain disruptions, including ocean freight constraints and port congestion, domestic transportation and logistical challenges, and labor shortages caused us to extend lead times and impacted our ability to manufacture and complete deliveries to our customers. The order growth and the supply chain disruptions resulted in a backlog of customer orders at the end of 2022 of approximately $787, which was 77% higher than the prior year.
As a result of the supply chain disruptions during the year, we incurred significant inflation, net of pricing benefits, primarily in steel and other commodities, and higher freight and labor costs and inefficiencies, which decreased our gross profit by approximately $106 in 2022 compared to the prior year. During 2022, we announced three list price increases as a result of these impacts to our cost of sales, and we expect these price increases to begin offsetting the current level of inflation in 2023.
We recorded net income of $4.0 and diluted earnings per share of $0.03 in 2022 compared to net income of $26.1 and diluted earnings per share of $0.22 in 2021. In 2021, the results included: (1) a goodwill impairment charge related to the EMEA segment, which had the effect of decreasing net income by $17.6 and diluted earnings per share by $0.15, and (2) restructuring costs in the Americas segment, which had the effect of decreasing net income by $17.4 and diluted earnings per share by $0.15. Operating income of $20.1 in 2022 represented a decrease of $22.9 compared to the prior year. The decrease was due to higher cost of sales as a percentage of revenue and higher operating expenses as a percentage of revenue, partially offset by the benefits of higher revenue and the impact of the restructuring costs and goodwill impairment charge recorded in the prior year. Excluding the impact of the restructuring costs and the impairment charge, adjusted operating income in 2022 decreased by $69.1 compared to the prior year.
Revenue of $2,772.7 in 2022 represented an increase of $176.5 or 6.8% compared to the prior year. Revenue increased by 3.1% in the Americas, 17.1% in EMEA and 13.9% in the Other category. After adjusting for $16.0 of currency translation effects and $44.8 from acquisitions, the organic revenue growth was $115.7 or 4% compared to the prior year. The organic revenue growth was 1% in the Americas, 15% in EMEA and 12% in the Other category.
Cost of sales as a percentage of revenue increased by 230 basis points to 72.5% of revenue in 2022 compared to 2021. Cost of sales as a percentage of revenue increased by 370 basis points in the Americas, and by 210 basis points in the Other category, while EMEA improved by 210 basis points compared to the prior year. The year-over-year increase was driven by approximately $80 of higher inflation costs, net of pricing benefits, and approximately $26 of higher costs related to labor and logistics inefficiencies as a result of supply chain disruptions, partially offset by approximately $21 of benefits from shifts in business mix and a $8.9 reduction in variable compensation expense.
Operating expenses of $741.4 in 2022 represented an increase of $57.2, or 40 basis points as a percentage of revenue compared to the prior year, which benefited from approximately $41 of lower employee costs as a result of temporary hour and pay reductions. Compared to 2021, operating expenses in 2022 included:
•$18.8 of lower variable compensation expense,
•approximately $17 of higher marketing, product development and sales expenses,
•$15.4 of gains from the sale of land in 2022 (compared to gains of $6.7 from the sale of land in 2021) and

•$14.1 from acquisitions.
Operating expenses increased by $28.8 or 80 basis points as a percentage of revenue in the Americas, increased by $17.0 (but decreased by 140 basis points as a percentage of revenue) in EMEA and increased by $8.9 (but decreased by 80 basis points as a percentage of revenue) in the Other category.
We recorded an income tax benefit of $2.4 in 2022, which included $3.6 of discrete tax benefits. The income tax benefit of $0.2 in 2021 included $11.7 of benefits related to the U.S. Coronavirus Aid, Relief, and Economic Security Act and the non-deductible nature of the goodwill impairment charge. See Note 16 to the consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Interest expense	$(25.7)	$(27.1)	$(27.3)
Investment income	0.6	1.4	5.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	8.0	9.3	12.3
Foreign exchange gain (loss)	1.1	(2.3)	0.3
Net periodic pension and post-retirement credit (expense), excluding service cost	(0.7)	(0.3)	0.9
Miscellaneous income (expense), net	(1.8)	1.9	(3.4)
Total other income, net	6.6	8.6	10.1
Total interest expense, investment income and other income, net	$(18.5)	$(17.1)	$(11.8)
Interest expense in 2022 decreased compared to 2021 due to the impact of interest expense on borrowings under our global credit facility in Q1 2021, which were repaid during Q2 2021. Miscellaneous income (expense), net in 2021 included a $2.8 gain related to additional proceeds received in 2021 from the partial sale of an investment in an unconsolidated affiliate in 2018.

Business Segment Disclosure
See Note 21 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox and Viccarbe brands.

Statement of Operations Data— Americas	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Revenue	$1,905.0	100.0%	$1,848.5	100.0%	$2,672.9	100.0%
Cost of sales	1,394.0	73.2	1,285.1	69.5	1,789.1	66.9
Restructuring costs	—	—	10.6	0.6	—	—
Gross profit	511.0	26.8	552.8	29.9	883.8	33.1
Operating expenses	466.6	24.5	437.8	23.7	643.8	24.1
Restructuring costs	—	—	18.0	1.0	—	—
Operating income	$44.4	2.3%	$97.0	5.2%	$240.0	9.0%

Organic Revenue Growth (Decline) — Americas	Year Ended
	February 25, 2022	February 26, 2021
Prior year revenue	$1,848.5	$2,672.9
Acquisitions	41.8	2.2
Impact of additional week**	—	(42.7)
Currency translation effects*	5.2	(0.8)
Prior year revenue, adjusted	1,895.5	2,631.6
Current year revenue	1,905.0	1,848.5
Organic growth (decline) $	$9.5	$(783.1)
Organic growth (decline) %	1%	(30)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income - Americas	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Operating income	$44.4	2.3%	$97.0	5.2%	$240.0	9.0%
Add: restructuring costs	—	—	28.6	1.6	—	—
Adjusted operating income	$44.4	2.3%	$125.6	6.8%	$240.0	9.0%
Operating income in the Americas declined by $52.6 in 2022 compared to the prior year. The decrease was driven by higher cost of sales as a percentage of revenue and higher operating expenses as a percentage of revenue. The 2021 results included $28.6 of restructuring costs. Excluding the impact of the restructuring costs, adjusted operating income in 2022 decreased by $81.2 compared to the prior year.
The Americas revenue represented 68.7% of consolidated revenue in 2022. Revenue of $1,905.0 represented an increase of $56.5 or 3.1% compared to 2021. Order growth of 23% and the supply chain disruptions resulted in a backlog of customer orders at the end of 2022 of approximately $580. After adjusting for $41.8 from acquisitions and $5.2 of currency translation effects, the organic revenue growth in 2022 was $9.5 or 1% compared to the prior year.
Cost of sales as a percentage of revenue increased by 370 basis points to 73.2% of revenue in 2022. The year-over-year increase was driven by approximately $75 of higher inflation costs, net of pricing benefits, and approximately $24 of higher costs related to labor and logistics inefficiencies as a result of supply chain disruptions, partially offset by $12.6 of benefits from shifts in business mix (which included growth from certain product categories that generate higher gross margins) and $7.9 of lower variable compensation expense.

Operating expenses increased by $28.8, or 80 basis points as a percentage of revenue, in 2022 compared to the prior year, which benefited from approximately $30 of lower employee costs as a result of temporary hour and pay reductions. Compared to 2021, operating expenses in 2022 included:
•$15.4 of gains from the sale of land in 2022 (compared to gains of $6.7 from the sale of land in 2021),
•$13.7 of lower variable compensation expense,
•$11.3 from acquisitions,
•approximately $6 of higher marketing, product development and sales expenses and
•approximately $4 of higher discretionary spending in other functional areas.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture, architectural and technology products.

Statement of Operations Data — EMEA	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Revenue	$598.5	100.0%	$511.3	100.0%	$669.6	100.0%
Cost of sales	432.6	72.3	380.4	74.4	473.2	70.7
Gross profit	165.9	27.7	130.9	25.6	196.4	29.3
Operating expenses	162.6	27.1	145.6	28.5	186.5	27.8
Goodwill impairment charge	—	—	17.6	3.4	—	—
Operating income (loss)	$3.3	0.6%	$(32.3)	(6.3)%	$9.9	1.5%

Organic Revenue Growth (Decline) — EMEA	Year Ended
	February 25, 2022	February 26, 2021
Prior year revenue	$511.3	$669.6
Acquisitions	3.0	—
Currency translation effects*	7.5	24.3
Prior year revenue, adjusted	521.8	693.9
Current year revenue	598.5	511.3
Organic growth (decline) $	$76.7	$(182.6)
Organic growth (decline) %	15%	(26)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) - EMEA	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Operating income (loss)	$3.3	0.6%	$(32.3)	(6.3)%	$9.9	1.5%
Add: goodwill impairment charge	—	—	17.6	3.4	—	—
Adjusted operating income (loss)	$3.3	0.6%	$(14.7)	(2.9)%	$9.9	1.5%
EMEA operating results improved by $35.6 in 2022 compared to the prior year. The increase was driven by higher revenue, lower cost of sales as a percentage of revenue and lower operating expenses as a percentage of revenue. The prior year included a $17.6 goodwill impairment charge related to our Orangebox U.K. reporting unit. Excluding the impact of the goodwill impairment charge, adjusted operating income in 2022 improved by $18.0 compared to the prior year.

EMEA revenue represented 21.6% of consolidated revenue in 2022. Revenue increased by $87.2 or 17.1% compared to the prior year. The increase was broad-based across most markets, primarily driven by growth in the U.K., including Orangebox, and Iberia. After adjusting for $7.5 of currency translation effects and $3.0 from an acquisition, the organic revenue growth was $76.7 or 15% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 210 basis points to 72.3% in 2022 compared to the prior year. The improvement was driven by the benefits of higher revenue and $9.7 of benefits from shifts in business mix (as the prior year included a higher mix of project business), partially offset by approximately $3 of higher inflation costs, net of pricing benefits.
Operating expenses increased by $17.0 in 2022, but decreased by 140 basis points as a percentage of revenue compared to the prior year, which included approximately $8 of lower employee costs as a result of temporary hour and pay reductions. The remaining increase was driven by approximately $6 of higher marketing, product development and sales expenses, $3 of higher discretionary spending and employee costs in other functional areas and $2.8 from an acquisition, partially offset by $2.8 of lower variable compensation expense.
Other
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture, architectural and technology products. Designtex sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020, the Other category also included PolyVision, which was sold in Q4 2020.

Statement of Operations Data — Other	Year Ended
	February 25, 2022		February 26, 2021		February 28, 2020
Revenue	$269.2	100.0%	$236.4	100.0%	$381.2	100.0%
Cost of sales	184.6	68.6	157.3	66.5	246.2	64.6
Gross profit	84.6	31.4	79.1	33.5	135.0	35.4
Operating expenses	87.8	32.6	78.9	33.4	95.6	25.1
Operating income (loss)	$(3.2)	(1.2)%	$0.2	0.1%	$39.4	10.3%

Organic Revenue Growth (Decline) — Other	Year Ended
	February 25, 2022	February 26, 2021
Prior year revenue	$236.4	$381.2
Divestitures	—	(61.5)
Impact of additional week**	—	(5.7)
Currency translation effects*	3.3	(0.5)
Prior year revenue, adjusted	239.7	313.5
Current year revenue	269.2	236.4
Organic growth (decline) $	$29.5	$(77.1)
Organic growth (decline) %	12%	(25)%
________________________
* Currency translation effects represent the net effect of translating prior year foreign currency revenues using the average exchange rate on a monthly basis during the current year.
** 2020 included 53 weeks of revenue.
Operating income in the Other category decreased by $3.4 in 2022 compared to the prior year. The decrease was driven by higher cost of sales as a percentage of revenue, partially offset by higher revenue and lower operating expenses as a percentage of revenue.
Revenue in the Other category represented 9.7% of consolidated revenue in 2022. Revenue in 2022 increased by $32.8 or 13.9% compared to the prior year. The increase was driven by all markets except for India.

After adjusting for $3.3 of currency translation effects, the organic revenue growth was $29.5 or 12% compared to the prior year.
Cost of sales as a percentage of revenue increased by 210 basis points to 68.6% in 2022 compared to the prior year. The increase was driven by approximately $4 of higher inflation costs, net of pricing benefits, $1.2 of higher freight costs and inefficiencies due to supply chain disruptions, $1.2 of unfavorable shifts in business mix (which included a higher mix of project business) and $0.9 of higher overhead costs, partially offset by the benefits of higher revenue.
Operating expenses increased by $8.9, but decreased by 80 basis points as a percentage of revenue, compared to the prior year. The prior year included approximately $6 of lower employee costs as a result of temporary pay reductions. The current year included approximately $4 of higher marketing, product development and sales expenses, partially offset by $1.3 of lower variable compensation expense.
Corporate
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data — Corporate	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Operating expenses	$24.4	$21.9	$32.3
Operating expenses increased by $2.5 in 2022 compared to the prior year. The increase was driven by $6.1 of lower COLI income and $2.9 of higher discretionary spending, partially offset by $5.8 of lower deferred compensation expense and $0.9 of lower variable compensation expense compared to the prior year.
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

Liquidity Sources	February 25, 2022	February 26, 2021
Cash and cash equivalents	$200.9	$489.8
Company-owned life insurance	168.0	169.5
Availability under credit facilities	262.0	265.9
Total liquidity sources available	$630.9	$925.2
As of February 25, 2022, we held a total of $200.9 in cash and cash equivalents. Of that total, 77% was located in the U.S. and the remaining 23%, or $45.8, was located outside of the U.S., primarily in China (including Hong Kong), Mexico, Malaysia, Singapore and the U.K.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Net cash flow provided by (used in):
Operating activities	$(102.6)	$64.8	$360.8
Investing activities	(65.5)	(30.6)	4.5
Financing activities	(120.0)	(87.8)	(81.9)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.1	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(288.6)	(51.5)	282.3
Cash, cash equivalents and restricted cash, beginning of period	495.6	547.1	264.8
Cash, cash equivalents and restricted cash, end of period	$207.0	$495.6	$547.1
Cash provided by (used in) operating activities

Cash Flow Data — Operating Activities	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Net income	$4.0	$26.1	$199.7
Depreciation and amortization	83.2	85.2	85.6
Goodwill impairment charge	—	17.6	—
Restructuring costs	—	28.6	—
Changes in accounts receivable, inventories and accounts payable	(145.4)	79.0	11.8
Employee compensation liabilities	(19.3)	(138.7)	36.7
Employee benefit obligations	(15.4)	(22.6)	(3.1)
Other	(9.7)	(10.4)	30.1
Net cash provided by (used in) operating activities	$(102.6)	$64.8	$360.8
In 2022, we used cash in working capital, primarily driven by increased inventory levels in connection with supply chain disruptions and increased accounts receivable due to revenue growth. Annual payments related to accrued variable compensation and retirement plan contributions totaled $50.4 in 2022 compared to $148.0 in 2021.
Cash provided by (used in) investing activities

Cash Flow Data — Investing Activities	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Capital expenditures	$(60.5)	$(41.3)	$(73.4)
Proceeds from disposal of fixed assets	17.4	7.4	1.8
Proceeds from business divestitures, net of costs to sell	—	—	72.6
Acquisitions, net of cash acquired	(32.6)	(3.8)	(3.7)
Other	10.2	7.1	7.2
Net cash provided by (used in) investing activities	$(65.5)	$(30.6)	$4.5
Capital expenditures in 2022 were primarily related to investments in manufacturing operations, product development, information technology and customer-facing facilities. Capital expenditures in 2022 were higher compared to 2021 due to reduced spending in the prior year as a result of the COVID-19 pandemic. We sold land for proceeds of $17.2 in 2022 and $7.1 in 2021. In 2022, we completed the acquisition of Viccarbe using cash of $32.6. See Note 19 to the consolidated financial statements for additional information.
Other investing activities in 2022 included $7.8 of proceeds from COLI policy maturities. Other investing activities in 2021 included $3.3 of additional proceeds from the partial sale of an investment in an unconsolidated affiliate in 2018.

Cash used in financing activities

Cash Flow Data — Financing Activities	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Dividends paid	$(62.6)	$(43.5)	$(69.1)
Common stock repurchases	(55.2)	(42.7)	(8.7)
Borrowings on global committed bank facility	—	250.0	—
Repayments on global committed bank facility	—	(250.0)	—
Other	(2.2)	(1.6)	(4.1)
Net cash used in financing activities	$(120.0)	$(87.8)	$(81.9)
We paid dividends of $0.10 per common share in Q1 2022 and dividends of $0.145 per common share in each of Q2 2022, Q3 2022 and Q4 2022. We paid dividends of $0.07 per common share in Q1 2021 and dividends of $0.10 per common share in each of Q2 2021, Q3 2021 and Q4 2021.
In 2021, we borrowed and repaid $250.0 under our global credit facility to provide additional liquidity in light of the uncertainty related to the COVID-19 pandemic.
During 2022 and 2021, we made common stock repurchases of $55.2 and $42.7, respectively, all of which related to our Class A Common Stock. These common stock repurchases included repurchases of Class A Common Stock of $6.0 and $4.0 in 2022 and 2021, respectively, which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of February 25, 2022, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.

Liquidity Facilities
Our total liquidity facilities as of February 25, 2022 were as follows:

Liquidity Facilities	February 25, 2022
Global committed bank facility	$250.0
Other committed bank facility	4.0
Various uncommitted facilities	10.4
Total credit lines available	264.4
Less: Borrowings outstanding	(2.4)
Available capacity	$262.0
We have a $250.0 global committed bank facility in effect through 2025. As of February 25, 2022, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
We have a $12.5 committed credit facility related to a subsidiary, which has current availability of $4.0 based on eligible accounts receivable of the subsidiary. As of February 25, 2022, $2.4 was outstanding under the facility.
We have unsecured uncommitted short-term credit facilities with various financial institutions with up to $3.8 of U.S. dollar obligations and up to $6.6 of foreign currency obligations available for working capital purposes as of February 25, 2022. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings outstanding under the uncommitted facilities as of February 25, 2022.
Total consolidated debt as of February 25, 2022 was $482.5. Our debt primarily consists of $444.9 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of February 25, 2022 of $34.9. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
At February 25, 2022, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $368.9. Our liquidity position, funds available under our credit facilities and cash generated from operations are expected to be sufficient to finance our known and foreseeable liquidity needs, including our material cash requirements.
Material Cash Requirements
Our material committed cash requirements are as follows:
•Debt: Principal obligations on our debt are $5.1 during 2023 and $477.4 thereafter. Interest obligations on our debt are estimated to be $23.4 during 2023 and approximately $23 in each year thereafter until maturity. See Note 13 to the consolidated financial statements for additional information.
•Operating leases: We have commitments related to corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment under non-cancelable operating leases that expire at various dates through 2035. Minimum payments under our operating lease obligations are estimated to be $51.6 during 2023 and $200.1 thereafter. See Note 18 to the consolidated financial statements for additional information.
•Employee benefit and compensation obligations: We have obligations related to contributions and benefit payments expected to be made for post-retirement, pension and defined contribution plans and deferred compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of our Compensation Committee. Payments related to post-retirement and pension plans are estimated to be $8.6 during 2023 and $61.1 from 2024 through 2032. See Note 14 to the consolidated financial statements for additional information. Our deferred compensation obligations are estimated to be $8.0 during 2023 and $48.5 thereafter. See Note 17 to the consolidated financial statements for additional information.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to be approximately $70 to $80 in 2023. In addition, we fund dividend payments as and when approved by our Board of Directors. On March 23, 2022, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $16, to be paid in Q1 2023.
The amounts included above are as of February 25, 2022. Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified. We anticipate the cash expected to be generated from future operations and current cash and cash equivalents, funds available under our credit facilities and funds available from COLI will be sufficient to fulfill our existing material cash requirements.
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
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired dealer relationships, trademarks and know-how/designs and require estimation of useful lives and discount rates.  Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2022, we acquired Viccarbe. See Note 19 to the consolidated financial statements for additional information.
Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2022, we evaluated goodwill using nine reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K. and Viccarbe.
During Q4 2022, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 8% to 12%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our DCF valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. If we had concluded that it was appropriate to increase the discount rate in our analysis by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would still have exceeded its carrying value. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. There were no impairment charges recorded for any reporting units in 2022.

As of February 25, 2022, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$207.2
EMEA	24.9
Other category	10.7
Total	$242.8
As of the valuation date, the enterprise value available for goodwill determined as described above is substantially in excess of the underlying reported value of goodwill for all reporting units. See Note 2 and Note 11 to the consolidated financial statements for additional information.
Income Taxes
Our annual effective tax rate is based on income, statutory tax rates and tax planning strategies in various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense, measuring our expected ability to realize deferred tax assets and evaluating our tax positions.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business as of the time of the evaluation. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A 1% change in statutory tax rates used to compute our deferred tax assets and liabilities would have increased or decreased our income tax expense in 2022 by approximately $3.
Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 25, 2022, we recorded tax benefits from net operating loss carryforwards of $41.2. We also have recorded valuation allowances totaling $2.4 against these assets, which reduced our recorded tax benefit to $38.8. It is considered more likely than not that a $38.8 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $26.2 comprised primarily of U.S. foreign tax credits, U.S. general business credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit and general business credit carryforward periods are 10 and 20 years, respectively. Utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $18.2 of excess foreign tax credits and $2.9 of general business credits within the allowable carryforward periods. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the entire $5.1 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 16 to the consolidated financial statements for additional information.

Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 25, 2022 and February 26, 2021, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Fair value of plan assets	$35.2	$33.2	$—	$—
Benefit plan obligations	73.7	85.9	34.1	42.7
Funded status	$(38.5)	$(52.7)	$(34.1)	$(42.7)
The post-retirement medical and life insurance plans are unfunded. As of February 25, 2022, approximately 75% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors and is unfunded. The post-retirement medical and life insurance plans were frozen to new participants in 2003. The non-qualified supplemental retirement plan was frozen to new participants in 2016, and the benefits were capped for existing participants. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $168.0 as of February 25, 2022 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high-quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with the last day in February. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of February. In 2022, the weighted average discount rate used to determine the estimated fair value of our pension plan obligations was increased to 2.5% from 1.7%. The weighted-average discount rate used to determine the estimated fair value of our post-retirement plan obligations was increased to 3.38% from 2.58%. Selecting these discount rates in 2022 resulted in a $5.8 actuarial gain recorded related to our defined benefit plan obligations and a $2.6 actuarial gain recorded related to our post-retirement plan obligations.
Based on consolidated benefit obligations as of February 25, 2022, a one percentage point decline in the discount rate used for benefit plan measurement purposes would have changed the 2022 consolidated benefit obligations by approximately $13. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 25, 2022, our initial rate of 5.80% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.

Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service credits and net actuarial losses of $0.9 and $10.6, respectively, are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
See Note 14 to the consolidated financial statements for additional information.
Forward-Looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” "target" or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements and vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events; cyberattacks; the COVID-19 pandemic and the actions taken by various governments and third parties to combat the pandemic; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demand; and the other risks and contingencies detailed in this Report and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases and assets and liabilities denominated in currencies other than the functional currency of the operating entity. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We transacted business globally in 15 and 16 primary currencies in 2022 and 2021, respectively, of which the most significant were the U.S. dollar, the euro, the U.K. pound sterling, Chinese renminbi, the Canadian dollar, Malaysian ringgit, Indian rupee and Mexican peso. Revenue from foreign locations represented approximately 33% of our consolidated revenue in 2022 and in 2021. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $8 in 2022 and by approximately $10 in 2021. These estimates assume no changes other than the U.S. dollar exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 25, 2022 and February 26, 2021, the cumulative net currency translation adjustments reduced shareholders’ equity by $49.4 and $26.1, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net in the Consolidated Statements of Income. In 2022, net foreign currency exchange gains were $1.1 and in 2021, net foreign currency exchange losses were $2.3.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash and cash equivalents and short-term and long-term borrowings. Our cash equivalents are primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $34.9 and $37.5 as of February 25, 2022 and February 26, 2021, respectively. The loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2022 and by less than $2 in 2021, primarily as a result of higher interest income on our cash equivalents and borrowings. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
As a result of changes in commodity costs, cost of sales increased by approximately $127 during 2022 and decreased by approximately $8 in 2021. The increase in commodity costs during 2022 was driven primarily by higher steel and other commodity costs, which reflected rising costs during each quarter of the year. The decrease in commodity costs during 2021 was driven primarily by lower steel and plastic costs. We estimate that an additional 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $13 in 2022 and approximately $11 in 2021. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.

Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies, which totaled $59.4 as of February 25, 2022. Our variable life COLI policies were allocated at approximately 50% fixed income and 50% equity investments as of February 25, 2022.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2022 and 2021. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 25, 2022.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 25, 2022, of the Company and our report dated April 15, 2022, expressed an unqualified opinion on those financial statements.
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
April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 25, 2022 and February 26, 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended February 25, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 2022 and February 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – AMQ Reporting Unit – Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborates the results determined using the income approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates. Based on the results of the Company’s annual goodwill impairment evaluation, the Company concluded that no goodwill impairment existed for the year ended February 25, 2022. The consolidated goodwill balance was $242.8 million as of February 25, 2022, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”).

We identified goodwill for AMQ as a critical audit matter because of the significant judgments made by management to estimate the fair value of AMQ given the sensitivity of operating changes on future cash flows for this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue growth rates and expected operating margins and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenue growth rates, expected operating margins and the selection of the discount rate used by management to estimate the fair value of AMQ included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of AMQ, such as controls related to forecasted revenue growth rates and expected operating margins and the selection of the discount rate.
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
–Forecasted information included in Company press releases as well as in analyst and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 15, 2022

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Revenue	$2,772.7	$2,596.2	$3,723.7
Cost of sales	2,011.2	1,822.8	2,508.5
Restructuring costs	—	10.6	—
Gross profit	761.5	762.8	1,215.2
Operating expenses	741.4	684.2	958.2
Goodwill impairment charge	—	17.6	—
Restructuring costs	—	18.0	—
Operating income	20.1	43.0	257.0
Interest expense	(25.7)	(27.1)	(27.3)
Investment income	0.6	1.4	5.4
Other income, net	6.6	8.6	10.1
Income before income tax expense (benefit)	1.6	25.9	245.2
Income tax expense (benefit)	(2.4)	(0.2)	45.5
Net income	$4.0	$26.1	$199.7
Earnings per share:
Basic	$0.03	$0.22	$1.67
Diluted	$0.03	$0.22	$1.66
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Net income	$4.0	$26.1	$199.7

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	—	0.5	(0.1)
Pension and other post-retirement liability adjustments	15.3	(4.3)	(16.9)
Derivative adjustments	1.3	1.3	1.3
Foreign currency translation adjustments	(23.3)	31.4	(10.1)
Total other comprehensive income (loss), gross	(6.7)	28.9	(25.8)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	—	(0.1)	—
Pension and other post-retirement liability adjustments	(3.5)	0.8	4.1
Derivative adjustments	(0.4)	(0.3)	(0.3)
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	(3.9)	0.4	3.8

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	—	0.4	(0.1)
Pension and other post-retirement liability adjustments	11.8	(3.5)	(12.8)
Derivative amortization	0.9	1.0	1.0
Foreign currency translation adjustments	(23.3)	31.4	(10.1)
Total other comprehensive income (loss), net	(10.6)	29.3	(22.0)
Comprehensive income (loss)	$(6.6)	$55.4	$177.7
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 25, 2022	February 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$200.9	$489.8
Accounts receivable	348.4	279.0
Allowance for doubtful accounts	(8.0)	(8.7)
Inventories	326.2	193.5
Prepaid expenses	24.0	20.9
Income taxes receivable	41.7	49.5
Other current assets	26.0	21.4
Total current assets	959.2	1,045.4
Property, plant and equipment, net of accumulated depreciation of $1,089.0 and $1,063.2	392.8	410.8
Company-owned life insurance ("COLI")	168.0	169.5
Deferred income taxes	121.2	113.3
Goodwill	242.8	218.1
Other intangible assets, net of accumulated amortization of $86.4 and $73.3	85.5	90.4
Investments in unconsolidated affiliates	53.1	51.5
Right-of-use operating lease assets	209.8	225.4
Other assets	28.6	29.6
Total assets	$2,261.0	$2,354.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243.6	$181.3
Short-term borrowings and current portion of long-term debt	5.1	4.7
Current operating lease obligations	44.2	43.8
Accrued expenses:
Employee compensation	75.6	90.1
Employee benefit plan obligations	25.4	24.9
Accrued promotions	32.9	27.8
Customer deposits	53.4	33.7
Other	87.0	108.7
Total current liabilities	567.2	515.0
Long-term liabilities:
Long-term debt less current maturities	477.4	479.2
Employee benefit plan obligations	126.7	152.9
Long-term operating lease obligations	182.2	199.5
Other long-term liabilities	55.3	46.9
Total long-term liabilities	841.6	878.5
Total liabilities	1,408.8	1,393.5
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 87,186,800 and 88,646,419 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 24,922,494 and 26,262,257 issued and outstanding	—	—
Additional paid-in capital	1.5	12.5
Accumulated other comprehensive income (loss)	(50.6)	(40.0)
Retained earnings	901.3	988.0
Total shareholders’ equity	852.2	960.5
Total liabilities and shareholders’ equity	$2,261.0	$2,354.0
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,908,676	117,202,000	116,766,610
Common stock issuances	61,360	64,107	41,941
Common stock repurchases	(4,096,802)	(3,288,795)	(524,379)
Performance and restricted stock units issued as common stock	1,236,060	931,364	917,828
Common shares outstanding, end of period	112,109,294	114,908,676	117,202,000

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$12.5	$28.4	$16.4
Common stock issuances	0.8	0.8	0.7
Common stock repurchases	(28.9)	(36.8)	(8.7)
Performance and restricted stock units expense	17.1	20.1	16.0
Other	—	—	4.0
Paid-in capital, end of period	1.5	12.5	28.4

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(40.0)	(69.3)	(47.3)
Other comprehensive income (loss)	(10.6)	29.3	(22.0)
Accumulated other comprehensive income (loss), end of period	(50.6)	(40.0)	(69.3)

Changes in retained earnings:
Retained earnings, beginning of period	988.0	1,011.3	880.7
Net income	4.0	26.1	199.7
Dividends paid	(62.6)	(43.5)	(69.1)
Common stock repurchases	(26.3)	(5.9)	—
Performance and restricted stock units expense (credit)	(1.8)	—	—
Retained earnings, end of period	901.3	988.0	1,011.3
Total shareholders' equity	$852.2	$960.5	$970.4
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
OPERATING ACTIVITIES
Net income	$4.0	$26.1	$199.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.2	85.2	85.6
Goodwill impairment charge	—	17.6	—
Restructuring costs	—	28.6	—
Gain on business divestitures	—	—	(19.6)
Deferred income taxes	(14.1)	15.9	12.1
Non-cash stock compensation	16.1	20.9	16.7
Equity in income of unconsolidated affiliates	(7.8)	(9.3)	(12.2)
Dividends received from unconsolidated affiliates	5.5	8.1	12.5
Other	(17.8)	(13.3)	(0.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(74.9)	120.9	7.2
Inventories	(133.4)	27.1	(6.2)
Other assets	(1.1)	(22.9)	(1.9)
Accounts payable	62.9	(69.0)	10.8
Employee compensation liabilities	(19.3)	(138.7)	36.7
Employee benefit obligations	(15.4)	(22.6)	(3.1)
Customer deposits	18.4	2.2	8.3
Accrued expenses and other liabilities	(8.9)	(12.0)	14.4
Net cash provided by (used in) operating activities	(102.6)	64.8	360.8
INVESTING ACTIVITIES
Capital expenditures	(60.5)	(41.3)	(73.4)
Proceeds from disposal of fixed assets	17.4	7.4	1.8
Proceeds from business divestitures, net of costs to sell	—	—	72.6
Acquisitions, net of cash acquired	(32.6)	(3.8)	(3.7)
Other	10.2	7.1	7.2
Net cash provided by (used in) investing activities	(65.5)	(30.6)	4.5
FINANCING ACTIVITIES
Dividends paid	(62.6)	(43.5)	(69.1)
Common stock repurchases	(55.2)	(42.7)	(8.7)
Borrowings on global committed bank facility	—	250.0	—
Repayments on global committed bank facility	—	(250.0)	—
Other	(2.2)	(1.6)	(4.1)
Net cash used in financing activities	(120.0)	(87.8)	(81.9)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.1	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(288.6)	(51.5)	282.3
Cash and cash equivalents and restricted cash, beginning of period (1)	495.6	547.1	264.8
Cash and cash equivalents and restricted cash, end of period (2)	$207.0	$495.6	$547.1
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$2.5	$24.6	$26.7
Interest paid, net of amounts capitalized	$23.2	$25.4	$24.5
_______________________________________
(1)These amounts include restricted cash of $5.8, $6.1 and $3.5 as of February 26, 2021, February 28, 2020 and February 22, 2019, respectively.
(2)These amounts include restricted cash of $6.1, $5.8 and $6.1 as of February 25, 2022, February 26, 2021 and February 28, 2020, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS
Steelcase is a global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,800 employees. We operate manufacturing and distribution center facilities in 21 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 800 locations throughout the world. We operate under the Americas and EMEA reportable segments plus an “Other” category. See Note 21 for additional information related to our reportable segments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income from equity method investments and any adjustments to cost method investments are reported in Other income, net in the Consolidated Statements of Income. See Note 12 for additional information.
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 25, 2022 and February 26, 2021 contained 52 weeks. The fiscal year ended February 28, 2020 contained 53 weeks, with Q4 2020 containing 14 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 25, 2022 and February 26, 2021 was $6.1 and $5.8, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. The Americas segment primarily uses the last in, first out (“LIFO”) method to value its inventories. The EMEA segment values inventories primarily using the first in, first out method (“FIFO”). Businesses within the Other category primarily use the FIFO or the specific identification inventory valuation methods. See Note 8 for additional information.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Major improvements that materially extend the useful lives of the assets are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. See Note 9 for additional information.
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
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2022, we evaluated goodwill and intangible assets using nine reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K. and Viccarbe. In 2021, we evaluated goodwill and intangible assets using eight reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System and Orangebox U.K. See Note 11 for additional information.
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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of uncertainty for these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 25, 2022	February 26, 2021
Assets:
Long-term - Other assets	$3.8	$4.6
Liabilities:
Current - Accrued expenses - other	1.8	2.1
Long-term - Other long-term liabilities	9.1	10.5
	10.9	12.6
Net reserve	$7.1	$8.0
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 25, 2022	February 26, 2021
Assets:
Long-term - Other long-term assets	$0.6	$0.7
Liabilities:
Current - Accrued expenses - other	0.5	0.5
Long-term - Other long-term liabilities	1.9	2.2
	2.4	2.7
Net reserve	$1.8	$2.0
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
Product Warranties
We offer warranties ranging from three years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date determined by historical claims experience and our knowledge of current events and actions. These estimates are subject to uncertainty due to a variety of factors, including changes in claim rates and patterns. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 25, 2022	February 26, 2021
Balance as of beginning of period	$22.5	$26.7
Accruals related to product warranties, recalls and retrofits	5.9	2.8
Reductions for settlements	(6.7)	(2.4)
Adjustments related to changes in estimates	2.5	(4.9)
Currency translation adjustments	(0.2)	0.3
Balance as of end of period	$24.0	$22.5
Our reserve for estimated settlements expected to be paid beyond one year as of February 25, 2022 and February 26, 2021 was $12.8 and $11.4, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension benefits and medical and life insurance benefits to retired employees. We measure the net over-funded or under-funded positions of our defined benefit pension plans and post-retirement benefit plans as of the end of each fiscal year and display that position as an asset or liability on the Consolidated Balance Sheets. Any unrecognized prior service credit (cost) or actuarial gains (losses) are reported, net of tax, as a component of Accumulated other comprehensive income (loss) in shareholders’ equity. See Note 14 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters
Environmental expenditures related to current operations are expensed as incurred. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are also expensed. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis as site-specific plans indicate the amount and timing of cash payments which are fixed and reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 25, 2022	February 26, 2021
Current - Accrued expenses - other	$1.1	$0.7
Long-term - Other long-term liabilities	2.3	2.0
Total environmental contingencies (discounted)	$3.4	$2.7
The environmental liabilities were discounted using a rate of 2.5% as of February 25, 2022 and February 26, 2021. Our undiscounted liabilities were $3.6 and $2.8 as of February 25, 2022 and February 26, 2021, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to cover the costs of all known environmental assessments and the remediation costs of all known sites.
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
Revenue Recognition
Our revenue consists substantially of product sales and related service revenue. Product sales are reported net of discounts and are recognized when control, consisting of the rights and obligations associated with the sale, passes to the purchaser. For sales to our dealers, this typically occurs when product is shipped from our manufacturing or distribution facilities. In cases where we sell directly to customers, control is typically transferred upon delivery to the customer and, in some cases, following installation and acceptance by the customer. Service revenue is recognized when the services have been rendered. We account for shipping and handling activities as fulfillment activities even if those activities are performed after the control of the product has been transferred. We expense shipping and handling costs at the time revenue is recognized. Revenue does not include sales tax or any other taxes assessed by a governmental authority that are imposed on and concurrent with a specific sale, such as use, excise, value-added and franchise taxes (collectively referred to as "consumption taxes"). We consider ourselves a pass-through entity for collecting and remitting these consumption taxes.
Cost of Sales
Cost of sales includes material, labor, freight and overhead.  Included within these categories are such items as compensation expense, logistics costs (including shipping and handling costs), facilities expense, depreciation and warranty expense.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Expenses
Operating expenses include selling, general and administrative expenses not directly related to the procurement, manufacturing and delivery of our products. Included in these expenses are items such as employee compensation expense, facilities expense, depreciation, research and development expense, royalty expense, information technology services, professional services and travel and entertainment expense.
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to lead to the development of new products and to improve existing products and procedures, are expensed as incurred and were $45.4 for 2022, $48.1 for 2021 and $50.6 for 2020.
Income Taxes
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities recorded in the consolidated financial statements and their respective tax bases. These deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
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
We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits associated with net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the net operating loss carryforwards. In making this determination, we consider all available positive and negative evidence. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.
We record reserves for uncertain tax positions except to the extent it is more likely than not that the tax position will be sustained on audit, based on the technical merits of the position. Periodic changes in reserves for uncertain tax positions are reflected in the provision for income taxes. See Note 16 for additional information.
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled. Restricted stock units and performance units are credited to shareholders' equity as they are expensed over the related service periods based on the grant date fair value of the shares expected to be issued or achievement of certain performance conditions. See Note 17 for additional information.
Leases
We have operating leases for corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment. We record a right-of-use asset and corresponding lease liability for operating leases with terms greater than one year. Lease terms utilized in determining right-of-use assets and lease liabilities include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain any residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have had to pay to borrow (on a collateralized basis) an amount equal to the lease payments for a

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar period of time.
We do not separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2022. A right-of-use asset or lease liability is not recorded for leases with an initial expected period of 12 months or less. See Note 18 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $482.5 and $483.9 as of February 25, 2022 and February 26, 2021, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $516.7 and $568.1 as of February 25, 2022 and February 26, 2021, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.
We may use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
Foreign Currency
For most foreign operations, local currencies are considered the functional currencies. We translate assets and liabilities of our foreign subsidiaries to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets unless and until a sale or a substantially complete liquidation of the net investment in the international subsidiary takes place. We translate Consolidated Statements of Income accounts at average exchange rates for the applicable period.
Foreign currency transaction gains and losses, net of derivative impacts, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income, net in the Consolidated Statements of Income.
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or translation of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts relate to the euro, the Mexican peso, the United Kingdom ("U.K.") pound sterling, the Canadian dollar, the Australian dollar, the Hong Kong dollar, the Malaysian ringgit and the Chinese renminbi. See Note 7 for additional information.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities related to foreign exchange forward contracts as of February 25, 2022 and February 26, 2021 are summarized below:

Consolidated Balance Sheets	February 25, 2022	February 26, 2021
Other current assets	$1.0	$1.1
Accrued expenses	(0.3)	(0.8)
Total net fair value of foreign exchange forward contracts (1)	$0.7	$0.3
________________________
(1)The notional amounts of the outstanding foreign exchange forward contracts were $76.1 as of February 25, 2022 and $58.8 as of February 26, 2021.
Net gains recognized from foreign exchange forward contracts in 2022, 2021 and 2020 are summarized below:

Gain Recognized in Consolidated Statements of Income	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Cost of sales	$0.6	$0.1	$1.8
Operating expenses	0.3	(0.1)	0.5
Other income, net	(0.2)	0.8	3.1
Total net gain	$0.7	$0.8	$5.4
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
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends accounting standards codification 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. We adopted this guidance in Q4 2021. The adoption of this guidance modified our disclosures included in Note 14 but did not have a material effect on our consolidated financial statements.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Issued but Not Yet Adopted
We evaluate all ASUs issued by the FASB for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Americas
Desking, benching, systems and storage	$903.3	$912.0	$1,377.5
Seating	583.2	559.4	784.2
Other (1)	418.5	377.1	511.2
EMEA
Desking, benching, systems and storage	214.0	196.4	254.4
Seating	208.4	185.9	235.6
Other (1)	176.1	129.0	179.6
Other
Desking, benching, systems and storage	57.0	49.8	63.6
Seating	75.4	69.1	94.1
Other (1)	136.8	117.5	223.5
	$2,772.7	$2,596.2	$3,723.7
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture, technology, other uncategorized product lines and services, less promotions and incentives on all product categories. In 2020, the other product category in the Other category also included revenue from PolyVision.
In the Americas segment, no industry or vertical market individually represented more than 18%, 16% or 15% of Americas revenue in 2022, 2021 and 2020, respectively.
Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
United States	$1,848.2	$1,739.5	$2,469.7
Foreign locations	924.5	856.7	1,254.0
	$2,772.7	$2,596.2	$3,723.7
In the EMEA segment, approximately 90%, 86% and 87% of revenue was from Western Europe in 2022, 2021 and 2020, respectively. No individual country in the EMEA segment represented more than 5% of our consolidated revenue in 2022.
No single customer represented more than 5% of our consolidated revenue in 2022, 2021 or 2020.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Consolidated Balance Sheets.
Changes in the Customer deposits balance during the year ended February 25, 2022 are as follows:

Customer Deposits
Balance as of February 26, 2021	$33.7
Recognition of revenue related to beginning of year customer deposits	(31.6)
Customer deposits received, net of revenue recognized during the period	51.3
Balance as of February 25, 2022	$53.4
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

Computation of Earnings Per Share	Year Ended February 25, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$4.0	117.0	117.4
Impact of participating securities	(0.1)	(3.2)	(3.2)
Amounts used in calculating earnings per share, excluding participating securities	$3.9	113.8	114.2

Earnings per share		$0.03	$0.03

Computation of Earnings Per Share	Year Ended February 26, 2021
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$26.1	117.5	117.8
Impact of participating securities	(0.6)	(2.6)	(2.6)
Amounts used in calculating earnings per share, excluding participating securities	$25.5	114.9	115.2

Earnings per share		$0.22	$0.22

Computation of Earnings Per Share	Year Ended February 28, 2020
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$199.7	119.6	120.2
Impact of participating securities	(3.9)	(2.3)	(2.3)
Amounts used in calculating earnings per share, excluding participating securities	$195.8	117.3	117.9

Earnings per share		$1.67	$1.66

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the years ended February 25, 2022, February 26, 2021 and February 28, 2020.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 25, 2022 and February 26, 2021:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 28, 2020	$(0.1)	$(3.1)	$(8.6)	$(57.5)	$(69.3)
Other comprehensive income (loss) before reclassifications	0.4	(2.7)	—	31.0	28.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	1.0	0.4	0.6
Net other comprehensive income (loss) during period	0.4	(3.5)	1.0	31.4	29.3
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
Other comprehensive income (loss) before reclassifications	—	12.0	—	(23.3)	(11.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	0.9	—	0.7
Net other comprehensive income (loss) during period	—	11.8	0.9	(23.3)	(10.6)
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 25, 2022 and February 26, 2021:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 25, 2022	February 26, 2021
Amortization of pension and other post-retirement actuarial losses (gains)	$(0.2)	$(1.1)	Other income, net
Prior service cost (credit)	(0.1)	—	Other income, net
Income tax expense	0.1	0.3	Income tax expense (benefit)
	(0.2)	(0.8)

Derivative adjustments	1.3	1.3	Interest expense
Income tax benefit	(0.4)	(0.3)	Income tax expense (benefit)
	0.9	1.0

Foreign currency translation	—	0.5	Operating expense
	—	(0.1)	Other income, net
	—	0.4

Total reclassifications	$0.7	$0.6

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
Assets and liabilities measured at fair value within our Consolidated Balance Sheets as of February 25, 2022 and February 26, 2021 are summarized below:

Fair Value of Financial Instruments	February 25, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$200.9	$—	$—	$200.9
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.6	2.6
	$207.0	$1.0	$2.6	$210.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Fair Value of Financial Instruments	February 26, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$489.8	$—	$—	$489.8
Restricted cash	5.8	—	—	5.8
Foreign exchange forward contracts	—	1.1	—	1.1
Auction rate security	—	—	2.6	2.6
	$495.6	$1.1	$2.6	$499.3
Liabilities:
Foreign exchange forward contracts	$—	$(0.8)	$—	$(0.8)
	$—	$(0.8)	$—	$(0.8)
Foreign Exchange Forward Contracts
We occasionally enter into forward contracts to reduce the impact of foreign currency fluctuations on foreign-denominated transactions, assets and liabilities into U.S. dollars of certain foreign-denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The fair value of foreign exchange forward contracts is based on a valuation model that calculates the differential between the contract price and the market-based forward rate as of the balance sheet date.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Security
As of February 25, 2022, we held an auction rate security (“ARS”) investment with a total par value of $3.2 and a fair value of $2.6. The difference between par value and fair value is comprised of other-than-temporary impairment losses recorded in previous fiscal years and unrealized gains on our ARS investment of $0.9 and $0.3, respectively. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the investment. Unrealized gains are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The ARS investment is not widely traded and therefore does not currently have a readily determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis which considers, amongst other factors: (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit rating of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to the security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities.
A deterioration in market conditions or the use of different assumptions could result in a different valuation of the investment. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our ARS investment by approximately $0.3.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs for the years ended February 25, 2022 and February 26, 2021:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 28, 2020	$2.1
Unrealized loss on investments	0.5
Balance as of February 26, 2021	$2.6
Unrealized gain on investment	—
Balance as of February 25, 2022	$2.6
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2022 or 2021. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.INVENTORIES

Inventories	February 25, 2022	February 26, 2021
Raw materials and work-in-process	$208.2	$126.0
Finished goods	146.9	86.4
	355.1	212.4
Revaluation to LIFO	28.9	18.9
	$326.2	$193.5
The portion of inventories determined by the LIFO method aggregated to $141.4 and $89.1 as of February 25, 2022 and February 26, 2021, respectively.
9.PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 25, 2022	February 26, 2021
Land		$33.3	$36.4
Machinery and equipment	3 – 15	780.1	790.4
Buildings and improvements	10 – 40	401.9	405.4
Leasehold improvements	3 – 15	81.2	77.8
Capitalized software	3 – 10	77.1	76.2
Furniture and fixtures	5 – 8	61.1	63.2
Construction in progress		47.1	24.6
		1,481.8	1,474.0
Accumulated depreciation		(1,089.0)	(1,063.2)
		$392.8	$410.8
The majority of the net book value of our property, plant and equipment relates to machinery and equipment and buildings and improvements. As of February 25, 2022 and February 26, 2021, the net book value of our machinery and equipment totaled $160.9 and $187.9, respectively, and buildings and improvements totaled $89.2 and $99.7, respectively. Depreciation expense on property, plant and equipment was $67.5, $68.8 and $73.2 for 2022, 2021 and 2020, respectively. The estimated cost to complete construction in progress was $30.4 and $26.9 as of February 25, 2022 and February 26, 2021, respectively.

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
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses in the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses in the Consolidated Statements of Income. COLI income totaled $6.2 in 2022, $12.3 in 2021 and $6.6 in 2020.
The balances of our COLI investments as of February 25, 2022 and February 26, 2021 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 25, 2022	Net Cash Surrender Value
				February 25, 2022	February 26, 2021
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$108.6	$111.3
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	50% fixed income; 50% equity	59.4	58.2
				$168.0	$169.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 25, 2022 and February 26, 2021, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 28, 2020	$204.4	$18.5	$10.7	$233.6
Acquisition (1)	2.5	—	—	2.5
Impairment charge (2)	—	(17.6)	—	(17.6)
Currency translation adjustments	0.5	(0.9)	—	(0.4)
Goodwill	209.1	282.6	47.9	539.6
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of February 26, 2021	$207.4	$—	$10.7	$218.1
Acquisition (3)	—	25.8	—	25.8
Currency translation adjustments	(0.2)	(0.9)	—	(1.1)
Goodwill	208.9	307.5	47.9	564.3
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of February 25, 2022	$207.2	$24.9	$10.7	$242.8
________________________
(1)In 2021, we completed a small acquisition of a dealer, resulting in a goodwill addition in the Americas segment.
(2)In 2021, we recorded a goodwill impairment charge in the EMEA segment related to the Orangebox U.K. reporting unit.
(3)In 2022, we acquired Viccarbe Habitat, S.L. ("Viccarbe") resulting in a goodwill addition in the EMEA segment. See Note 19 for additional information.
We evaluate goodwill for impairment annually in Q4, or earlier if conditions such as significant adverse changes in business climate or operating results, changes in our strategy, significant declines in our stock price or other triggering events, indicate that there may be a potential for impairment. We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. We estimate the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. We corroborate the results determined using the income approach with a market-based approach that uses observable and comparable company information to support the appropriateness of the fair value estimates. The estimation of the fair value of our reporting units represents a Level 3 measurement.
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
Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of February 25, 2022 and that no impairment to goodwill existed as of February 26, 2021.
As of February 25, 2022 and February 26, 2021, other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 25, 2022				February 26, 2021
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships (1)	11.1	$61.4	$20.0	$41.4	$58.7	$14.9	$43.8
Trademarks (1) (2)	8.3	47.4	24.5	22.9	44.0	19.8	24.2
Know-how/designs (1)	9.0	24.2	8.5	15.7	21.4	6.1	15.3
Proprietary technology	9.9	15.8	13.9	1.9	15.8	13.6	2.2
Non-compete agreements	6.1	1.2	1.2	—	1.3	1.3	—
Other (3)	4.6	21.8	18.3	3.5	22.4	17.6	4.8
		171.8	86.4	85.4	163.6	73.3	90.3
Intangible assets not subject to amortization:
Trademarks and other (2)	n/a	0.1	—	0.1	0.1	—	0.1
		$171.9	$86.4	$85.5	$163.7	$73.3	$90.4
________________________
(1)In 2022, we acquired Viccarbe, resulting in an increase of intangible assets in the EMEA segment. See Note 19 for additional information.
(2)In 2021, we transferred trademarks not subject to amortization to trademarks subject to amortization within the Americas segment.
(3)In 2021, we completed a small acquisition of a dealer, resulting in an increase of intangible assets in the Americas segment.
In 2022, 2021 and 2020, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $14.8 in 2022, $16.3 in 2021 and $12.4 in 2020. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2023	15.4
2024	12.6
2025	12.8
2026	12.6
2027	12.3
$65.7
Future events, such as acquisitions, dispositions or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 25, 2022		February 26, 2021
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$29.6	25%-40%	$28.3	25%-40%
Manufacturing joint venture	7.3	49%	7.8	49%
IDEO and other	6.7	5%	6.0	5%-24%
	43.6		42.1
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	3.7	Less than 10%	3.6	Less than 10%
	9.5		9.4
Total investments in unconsolidated affiliates	$53.1		$51.5
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net in the Consolidated Statements of Income and is summarized below:

Equity in Earnings of Unconsolidated Affiliates	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Dealer relationships	$6.2	$8.0	$9.8
Manufacturing joint venture	0.3	0.7	1.4
IDEO and other	1.3	0.6	1.0
Total equity in earnings of unconsolidated affiliates	$7.8	$9.3	$12.2
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
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. IDEO serves Steelcase and a variety of other organizations within consumer products, financial services, healthcare, information technology, government, transportation and other industries. As of February 25, 2022 and February 26, 2021, we owned a 5% equity interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Consolidated Balance Sheets	February 25, 2022	February 26, 2021
Total current assets	$211.7	$198.7
Total non-current assets	146.4	130.6
Total assets	$358.1	$329.3
Total current liabilities	162.9	141.3
Total long-term liabilities	29.6	31.1
Total liabilities	$192.5	$172.4

Statements of Income	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Revenue	$578.6	$695.4	$838.0
Gross profit	177.8	204.9	252.6
Income before income tax expense	53.0	37.8	62.3
Net income	47.8	35.6	58.5

Supplemental Information	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Dividends received from unconsolidated affiliates	$5.5	$8.1	$12.5
Sales to unconsolidated affiliates	194.2	201.5	305.7
Amount due from unconsolidated affiliates	12.9	6.4	14.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate as of February 25, 2022	Fiscal Year Maturity	February 25, 2022	February 26, 2021
U.S. dollar obligations:
Senior notes	5.125%	2029	$444.9	$444.1
Notes payable	1.43%	2024	34.9	38.1
Other committed bank facility	3.25%	2023	2.4	1.4
			482.2	483.6
Foreign currency obligations:
Notes payable	Various	Various	0.3	0.3
Total short-term borrowings and long-term debt			482.5	483.9
Less: Short-term borrowings and current portion of long-term debt (1)			5.1	4.7
Long-term debt			$477.4	$479.2
____________________
(1)The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 2.3% as of February 25, 2022 and 2.6% as of February 26, 2021.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2023	$5.1
2024	32.2
2025	—
2026	—
2027	—
Thereafter	445.2
$482.5
Senior Notes
In 2019, we issued $450.0 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. During each of 2022 and 2021, amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.8.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable
We have the following notes payable as of February 25, 2022:
•a $34.9 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. As of February 25, 2022, the interest rate was 1.43%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $31.8 balloon payment due in 2024. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities. The loan matures in 2024; and
•other foreign denominated notes payable totaling $0.3, which includes a note with an interest rate of 2.75%.
Global Committed Bank Facility
We have a $250.0 global committed bank facility, which expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125 by obtaining at least one commitment from one or more lenders. We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us, between the following two options:
•the applicable margin as set forth in the credit agreement, plus the greatest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, (iii) the Adjusted LIBO rate as set forth in the credit agreement for a one-month interest period plus 1% or (iv) a 0.75% floor; or
•the Eurocurrency rate, with a floor of zero, plus the applicable margin as set forth in the credit agreement.
The facility requires us to satisfy two financial covenants as defined in the credit agreement:
•A maximum net leverage ratio covenant, which is measured by the ratio of (x) indebtedness less liquidity to (y) trailing four fiscal quarter adjusted EBITDA and is required to be less than 3.5:1. In the context of certain permitted acquisitions, we have a one-time ability, subject to certain conditions, to increase the maximum ratio to 4.0:1 for four consecutive quarters.
•A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter adjusted EBITDA to (z) trailing four quarter interest expense and is required to be no less than 3.0:1.
The facility does not include any restrictions on cash dividend payments or share repurchases.
As of February 25, 2022, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility. As of February 26, 2021, there were no borrowings outstanding under the facility, we had $3.7 of guarantees which reduced our availability, and we were in compliance with all covenants under the facility.
Other Credit Facilities
We have the following other bank and credit facilities as of February 25, 2022:
•a committed bank facility of $12.5 related to a subsidiary, which has a current availability of $4.0 based on eligible accounts receivable of the subsidiary. As of February 25, 2022, $2.4 was outstanding under the facility. As of February 26, 2021, there was availability of $2.7 under the facility based on eligible accounts receivable of the subsidiary, and $1.4 was outstanding under the facility; and
•unsecured uncommitted short-term credit facilities with various financial institutions with up to $3.8 of U.S. dollar obligations and up to $6.6 of foreign currency obligations available for working capital purposes as of February 25, 2022. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 25, 2022 or February 26, 2021.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 25, 2022	February 26, 2021
Defined contribution retirement plans	$9.1	$12.1
Post-retirement medical benefits	34.1	42.7
Defined benefit pension plans	48.5	62.5
Deferred compensation plans and agreements	56.9	60.5
	$148.6	$177.8

Employee benefit plan assets
Long-term asset	$3.5	$—
	$3.5	$—

Employee benefit plan obligations
Current portion	$25.4	$24.9
Long-term portion	126.7	152.9
	$152.1	$177.8
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
Total expense under all defined contribution retirement plans was $17.1 for 2022, $19.3 for 2021 and $37.5 for 2020. We expect to fund approximately $18.4 related to our defined contribution plans in 2023, including funding related to our 2022 discretionary profit sharing contributions.
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

Defined Benefit Pension Plan Obligations	February 25, 2022		February 26, 2021
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$35.2	$—	$33.2	$—
Projected benefit plan obligations	44.9	28.8	53.7	32.2
Funded status	$(9.7)	$(28.8)	$(20.5)	$(32.2)
Long-term asset	3.5	—	—	—
Current liability	(0.8)	(3.9)	(0.3)	(3.0)
Long-term liability	(12.4)	(24.9)	(20.2)	(29.2)
Total benefit plan obligations	$(9.7)	$(28.8)	$(20.5)	$(32.2)
Accumulated benefit obligation	$41.4	$28.8	$48.5	$32.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Change in plan assets:
Fair value of plan assets, beginning of year	$33.2	$31.3	$—	$—
Actual return on plan assets	3.7	(0.3)	—	—
Employer contributions	4.7	4.1	4.3	3.5
Plan participants’ contributions	—	—	2.2	2.3
Currency changes	(1.7)	2.9	—	—
Benefits paid	(4.7)	(4.8)	(6.5)	(5.8)
Fair value of plan assets, end of year	35.2	33.2	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	85.9	82.5	42.7	44.3
Service cost	1.4	1.9	0.1	0.1
Interest cost	1.3	1.3	1.0	1.1
Amendments	—	0.1	—	—
Net actuarial (gain) loss (1)	(7.2)	—	(5.4)	0.5
Plan participants’ contributions	—	—	2.2	2.3
Currency changes	(3.0)	4.9	—	0.2
Benefits paid	(4.7)	(4.8)	(6.5)	(5.8)
Benefit plan obligations, end of year	73.7	85.9	34.1	42.7
Funded status	$(38.5)	$(52.7)	$(34.1)	$(42.7)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	3.5	—	—	—
Current liability	(4.7)	(3.3)	(3.0)	(3.6)
Long-term liability	(37.3)	(49.4)	(31.1)	(39.1)
Net amount recognized	$(38.5)	$(52.7)	$(34.1)	$(42.7)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$10.6	$21.9	$(15.1)	$(11.1)
Prior service cost	0.9	0.9	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$11.5	$22.8	$(15.1)	$(11.1)
_________________________
(1) In 2022 and 2021, the net actuarial (gain) loss includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as weighted-average discount rates and recent census data.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020	February 25, 2022	February 26, 2021	February 28, 2020
Components of expense:
Service cost	$1.4	$1.9	$1.8	$0.1	$0.1	$0.1
Interest cost	1.3	1.3	2.0	1.0	1.1	1.6
Amortization of net loss (gain)	1.2	1.1	0.4	(1.4)	(2.1)	(3.3)
Amortization of prior year service credit	(0.1)	—	(0.1)	—	—	—
Expected return on plan assets	(1.2)	(0.9)	(1.3)	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.6	3.4	2.8	(0.3)	(0.9)	(1.6)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Net actuarial loss (gain)	(9.7)	1.2	7.9	(5.4)	0.5	5.9
Prior service cost	—	0.1	—	—	—	—
Amortization of gain (loss)	(1.2)	(1.1)	(0.4)	1.4	2.1	3.4
Amortization of prior year service credit	0.1	—	0.1	—	—	—
Total recognized in other comprehensive income (loss)	(10.8)	0.2	7.6	(4.0)	2.6	9.3
Total recognized in net periodic benefit cost and other comprehensive income (loss) -- pre-tax	$(8.2)	$3.6	$10.4	$(4.3)	$1.7	$7.7

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 28, 2020	$(7.4)	$4.3	$(3.1)
Prior service (cost) credit from plan amendment arising during period	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	(1.7)	0.3	(1.4)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(1.1)	0.3	(0.8)
Net actuarial gain (loss) during period	(2.8)	0.6	(2.2)
Foreign currency translation adjustments	(1.4)	0.2	(1.2)
Current period change	(4.3)	0.8	(3.5)
Balance as of February 26, 2021	$(11.7)	$5.1	$(6.6)
Amortization of prior service cost (credit) included in net periodic pension cost	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	15.1	(3.6)	11.5
Amortization of net actuarial (gain) loss included in net periodic pension cost	(0.2)	0.1	(0.1)
Net actuarial gain (loss) during period	14.9	(3.5)	11.4
Foreign currency translation adjustments	0.5	—	0.5
Current period change	15.3	(3.5)	11.8
Balance as of February 25, 2022	$3.6	$1.6	$5.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020	February 25, 2022	February 26, 2021	February 28, 2020
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.50%	1.70%	1.70%	3.38%	2.58%	2.58%
Rate of salary progression	2.50%	3.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.70%	1.70%	2.70%	2.58%	2.56%	4.06%
Expected return on plan assets	3.70%	3.00%	3.00%
Rate of salary progression	3.50%	3.40%	3.50%
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
The assumed healthcare cost trend was 5.83% for pre-age 65 retirees as of February 25, 2022, gradually declining to 4.50% after nine years. As of February 26, 2021, the assumed healthcare cost trend was 5.84% for pre-age 65 retirees, gradually declining to 4.50% after seven years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Plan Assets
The investments of the foreign plans are managed by third-party investment managers who follow local regulations. In general, the investment strategy is designed to accumulate a diversified portfolio among markets, asset classes or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 25, 2022 and February 26, 2021 are reflected in the following table. The target allocations are established by the investment committees of each plan in consultation with external advisors after consideration of the associated risk and expected return of the underlying investments.

Asset Category	February 25, 2022		February 26, 2021
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Equity securities	—%	—%	70%	40%
Debt securities	78	50	25	30
Real estate	—	—	4	—
Other (1)	22	50	1	30
Total	100%	100%	100%	100%
________________________
(1)Primarily represents money market funds.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the pension plan assets as of February 25, 2022 and February 26, 2021, by asset category are as follows:

Fair Value of Pension Plan Assets	February 25, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.3	$—	$—	$1.3
Equity securities - International	—	—	—	—
Fixed income securities - Bond funds and other securities	—	33.7	—	33.7
Other investments - Property and property funds	—	0.2	—	0.2
	$1.3	$33.9	$—	$35.2

Fair Value of Pension Plan Assets	February 26, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.2	$—	$—	$0.2
Equity securities - International	—	23.5	—	23.5
Fixed income securities - Bond funds	—	8.3	—	8.3
Other investments - Property and property funds	—	1.2	—	1.2
	$0.2	$33.0	$—	$33.2
There were no transfers between Level 1 and Level 2 of the fair value hierarchy for any periods presented.
We expect to contribute approximately $5.6 to our pension plans and fund approximately $3.0 related to our post-retirement plans in 2023. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans
2023	$5.6	$3.0
2024	5.0	2.8
2025	4.8	2.7
2026	5.6	2.6
2027	4.6	2.5
2028 - 2032	19.1	11.4
Multi-Employer Pension Plan
One of our subsidiaries, SC Transport Inc., previously contributed to the Central States, Southeast and Southwest Areas Pension Fund (the "Fund"), a multi-employer pension plan, based on obligations arising under a collective bargaining agreement that covered SC Transport Inc. employees and retirees. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur a withdrawal liability to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer under very complex actuarial and allocation rules.
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal from the Fund to be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of February 25, 2022 was $10.0.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2020, SC Transport Inc. withdrew from the Fund, and the Fund issued a final assessment of our withdrawal liability. We appealed the amount of the assessment by the Fund and are awaiting arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available. If the Fund were to experience a mass withdrawal within three years from the date of our withdrawal, our liability could increase by approximately $13. A mass withdrawal could occur if all participating employers in the Fund withdraw at the same time, if the trustees terminate the Fund or if all union employees decertify the union.
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
Deferred compensation expense, which represents annual participant earnings on amounts that have been deferred, and expense related to restoration retirement benefits, were $2.0 for 2022, $7.7 for 2021 and $3.3 for 2020.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.CAPITAL STRUCTURE
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
Share Repurchases and Conversions
The 2022 and 2021 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 25, 2022		February 26, 2021
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	4.1	$55.2	3.3	$42.7
Class B Common Stock	—	$—	—	$—
During 2022 and 2021, 1.3 million and 1.4 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income tax expense (benefit) consists of:

Provision for Income Tax Expense (Benefit)	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Current income tax expense (benefit):
Federal	$—	$(30.4)	$6.8
State and local	1.0	1.9	10.9
Foreign	10.0	12.9	15.4
	11.0	(15.6)	33.1
Deferred income tax expense (benefit):
Federal	(14.0)	13.7	10.3
State and local	(1.3)	(1.1)	(2.8)
Foreign	1.9	2.8	4.9
	(13.4)	15.4	12.4
Income tax expense (benefit)	$(2.4)	$(0.2)	$45.5
Income taxes were based on the following sources of income (loss) before income tax expense (benefit):

Source of Income (Loss) Before Income Tax Expense (Benefit)	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Domestic	$(38.0)	$(10.1)	$195.8
Foreign	39.6	36.0	49.4
	$1.6	$25.9	$245.2
The total income tax expense (benefit) recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0%, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Tax expense at the U.S. federal statutory rate	$0.3	$5.4	$51.5
State and local income taxes, net of federal tax effect	(0.2)	0.6	6.4
Impact of the CARES Act (1)	—	(11.7)	—
Sale of PolyVision (2)	—	—	(11.6)
Valuation allowance provisions and adjustments (3)	(2.7)	0.4	(1.3)
Goodwill impairment charge (4)	—	3.4	—
COLI income (5)	(1.3)	(2.7)	(1.4)
Foreign operations, less applicable foreign tax credits (6)	3.1	5.4	4.9
Impact of change to non-U.S. federal statutory tax rates (7)	(0.3)	0.4	(1.2)
Officer compensation limitation	1.3	1.9	1.1
Research tax credit	(2.4)	(3.0)	(2.9)
Other U.S. domestic tax credits	(0.7)	(0.3)	(0.2)
Stock compensation	0.3	0.1	(0.4)
Other	0.2	(0.1)	0.6
Total income tax expense (benefit) recognized	$(2.4)	$(0.2)	$45.5
________________________

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)In Q1 2021, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which enabled companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act when the federal statutory income tax rate was 35%.
(2)The tax basis of PolyVision exceeded the book equity of the entity. For U.S. federal tax purposes, this generated a capital loss and related benefit, which varied from the expected U.S. federal tax expense on the financial statement gain on disposal.
(3)The valuation allowance provisions and adjustments are based on current year activity, which are further detailed below.
(4)We recorded a goodwill impairment charge related to our Orangebox U.K. reporting unit which is non-deductible for tax purposes.
(5)The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.
(6)The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.
(7)Changes to the statutory tax rates, primarily in the U.K. and France, resulted in the revaluation of certain deferred tax assets in those jurisdictions.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 25, 2022	February 26, 2021
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$51.6	$57.6
Operating lease obligations	58.4	62.7
Foreign and domestic net operating loss carryforwards	40.2	45.2
Reserves and accruals	16.1	15.1
Tax credit carryforwards	26.2	22.0
Other, net	14.7	15.0
Total deferred income tax assets	207.2	217.6
Valuation allowances	(3.7)	(6.6)
Net deferred income tax assets	203.5	211.0
Deferred income tax liabilities:
Right-of-use operating lease assets	54.1	57.4
Property, plant and equipment	26.5	32.3
Intangible assets	11.7	13.0
Prepaid expenses	—	2.0
Total deferred income tax liabilities	92.3	104.7
Net deferred income taxes	$111.2	$106.3
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	121.2	113.3
Deferred income tax liabilities—non-current	10.0	7.0
As of February 25, 2022, the valuation allowance of $3.7 related to foreign deferred tax assets. In updating our assessment of the realizability of deferred tax assets, we considered the following factors:
•recent financial performance, including cumulative losses,
•the predictability of future income,
•prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets, and
•the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in our owned dealers and sales offices in France, Australia, Morocco and Hong Kong would be realized as of February 25, 2022. During 2022, we formalized a plan to allow for the utilization of certain of our excess U.S. foreign tax credits, which had previously been subject to a valuation allowance. This resulted in the reversal of the related valuation allowance by $3.1.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have the ability to repatriate foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax. We have recorded deferred income taxes related to withholding and other taxes where appropriate on earnings of subsidiaries not expected to be permanently reinvested.  However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries, as we continue to assert indefinite reinvestment on those basis differences which are not related to amounts previously taxed in the U.S. or undistributed earnings generated after 2018.
Taxes Payable or Receivable
Income taxes currently payable or receivable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 25, 2022	February 26, 2021
Other current assets:
Income taxes receivable	$41.7	$49.5
Accrued expenses:
Income taxes payable	$7.6	$7.4
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2023	$—	$—	$—	$—	$—	$—	$—	$—
2024-2042	0.8	64.8	3.1	0.2	4.5	0.8	5.5	26.2
No expiration	—	9.8	141.0	—	0.5	35.2	35.7	—
	$0.8	$74.6	$144.1	0.2	5.0	36.0	41.2	26.2
Valuation allowances				—	—	(2.4)	(2.4)	—
Net benefit				$0.2	$5.0	$33.6	$38.8	$26.2
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $65.0 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryforwards is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2016 through 2022 (certain U.S. tax years are open to assessment due to the carryback of tax losses to those years), Canada 2018 through 2022, France 2015 through 2022 and Germany 2014 through 2022. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense (benefit), and these amounts were not material in 2022, 2021 or 2020.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Balance as of beginning of period	$2.3	$2.0	$2.0
Gross decreases—tax positions in prior period	—	—	—
Currency translation adjustment	(0.2)	0.3	—
Balance as of end of period	$2.1	$2.3	$2.0
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.1 liability for uncertain tax positions as of February 25, 2022. No other material amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.1, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits to significantly change due to expiring statutes or audit activity in the next twelve months.
17.SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. As of February 25, 2022, there were 5,484,088 shares of Class A Common Stock authorized for future issuance under the Incentive Compensation Plan.
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
In the event of a "change in control", as defined in the Incentive Compensation Plan,
•any performance-based conditions imposed on outstanding awards will be deemed to be, immediately prior to the change in control, the greater of (1) the applicable performance achieved through the date of the change in control or (2) the target level of performance; and
•all restrictions imposed on all outstanding awards of restricted stock units and performance units will lapse if either (1) the awards are assumed by an acquirer or successor and the awardee experiences a qualifying termination during the two-year period following the change in control or (2) the awards are not assumed by an acquirer or successor.
Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 25, 2022
Performance units (1)	1,205,833
Restricted stock units	3,445,438
Total outstanding awards	4,651,271
________________________
(1)This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
Performance units ("PSUs") are earned after the applicable performance period and only if the performance conditions stated in the applicable award are achieved. After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs that have been granted where the performance period has not been completed ranged from 0 to 1,205,833 shares as of February 25, 2022. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
A dividend equivalent is calculated based on the actual number of PSUs earned at the end of the performance period equal to the dividends that would have been payable on the earned PSUs had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
The expense for PSUs is determined based on the probability that the performance conditions will be met, and if applicable, the fair value of the market condition on the grant date. The PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the remaining performance period. For participants who are or become retirement-eligible during the performance period, the PSUs are expensed over the period ending on the date the participant becomes retirement-eligible.
In 2022, 2021 and 2020, we issued PSUs to certain employees as follows:
•448,300 PSUs to be earned over the period of 2022 through 2024 (the "2022 PSUs"),
•529,500 PSUs to be earned over the period of 2021 through 2023 (the "2021 PSUs") and
•296,600 PSUs to be earned over the period of 2020 through 2022 (the "2020 PSUs").
These PSUs are earned based on performance conditions established annually by the Compensation Committee within the first three months of each applicable fiscal year. The PSUs are then modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established, or if the performance conditions involve a qualitative assessment and such assessment has been made, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively).
As of February 25, 2022, the 2022 PSUs, 2021 PSUs and 2020 PSUs were considered granted as follows:
•In 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs, Tranche 2 of the 2021 PSUs and Tranche 3 of the 2020 PSUs, and accordingly, such tranches were considered granted in 2022.
•In 2021, the performance conditions were established for Tranche 1 of the 2021 PSUs and Tranche 2 of the 2020 PSUs, and accordingly, such tranches were considered granted in 2021.
•In 2020, the performance conditions were established for Tranche 1 of the 2020 PSUs, and accordingly, such tranche was considered granted in 2020.
Based on actual results, the 2020 PSUs were earned at 70% of the target level, as modified, and 207,620 shares of Class A Common Stock were issued to participants under such awards.
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $6.1, $3.7 and $1.6 for the PSUs with market conditions granted in 2022, 2021 and 2020, respectively. The Monte Carlo simulation was computed using the following assumptions:

	FY22 Award	FY21 Award		FY20 Award
	Tranche 1	Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	0.3%	0.2%	0.2%	0.1%	0.1%	2.3%
Expected term	3 years	2 years	2 years	1 year	1 year	3 years
Estimated volatility (2)	53.5%	61.3%	58.1%	56.1%	74.1%	32.5%

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per PSU with market conditions:

Grant Date Fair Value per PSU	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Weighted-average grant date fair value per share of PSUs granted under Monte Carlo	$14.38	$13.29	$16.21
The total PSU expense and associated tax benefit recorded in 2022, 2021 and 2020 are as follows:

Performance Units	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Expense	$1.6	$7.7	$2.7
Tax benefit	0.4	2.0	0.7
The 2022 PSU activity is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 26, 2021	898,156	$14.06
Granted	1,019,517	14.38
Vested	(711,840)	14.26
Nonvested as of February 25, 2022	1,205,833	$14.21
As of February 25, 2022, there was $0.2 of remaining unrecognized compensation cost related to nonvested PSUs. The cost is expected to be recognized over a remaining weighted-average period of 1.4 years.
The total fair value of PSUs vested during 2022, 2021 and 2020 was $2.5, $6.4 and $1.7, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the date that the Compensation Committee certified the awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
During 2022, we awarded 2,064,722 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse one to three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.  RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible.
The weighted-average grant date fair value per share of RSUs granted in 2022, 2021 and 2020 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Weighted-average grant date fair value per share of RSUs granted	$13.08	$9.49	$15.84
The total RSU expense and associated tax benefit recorded in 2022, 2021 and 2020 are as follows:

Restricted Stock Units	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Expense	$13.7	$12.4	$13.3
Tax benefit	3.5	3.1	3.6
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Consolidated Statements of Cash Flows. The 2022 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 26, 2021	2,285,965	$12.11
Granted	2,064,722	13.08
Vested	(811,242)	15.54
Forfeited	(94,007)	12.81
Nonvested as of February 25, 2022	3,445,438	$11.86
There was $18.8 of remaining unrecognized compensation cost related to RSUs as of February 25, 2022. The cost is expected to be recognized over a weighted-average period of 1.9 years.
The total fair value of RSUs vested was $10.1, $10.7 and $12.6 during 2022, 2021 and 2020, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 61,360, 64,107 and 41,941 unrestricted shares at a weighted average grant date fair value per share of $13.81, $12.21 and $17.31 during 2022, 2021 and 2020, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.LEASES
We have operating leases for corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment that expire at various dates through 2035. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours used) and others include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion.
The components of lease expense are as follows:

	Year Ended
	February 25, 2022	February 26, 2021
Operating lease cost	$53.2	$51.8
Sublease rental income	(2.0)	(2.4)
	$51.2	$49.4
Supplemental cash flow and other information related to leases are as follows:

	Year Ended
	February 25, 2022	February 26, 2021
Cash flow information:
Operating cash flows used for operating leases	$54.1	$50.4
Leased assets obtained in exchange for new operating lease obligations	$33.1	$21.8
Other information:
Weighted-average remaining term	5.9 years	6.6 years
Weighted-average discount rate	3.5%	3.8%

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the future minimum lease payments as of February 25, 2022:

Fiscal year ending in February	Amount (1)
2023	$51.6
2024	45.5
2025	43.6
2026	32.8
2027	26.1
Thereafter	52.1
Total lease payments	$251.7
Less interest	25.3
Present value of lease liabilities	$226.4
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
19.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe, a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $15.1 (or €13.0) is payable to the sellers based upon the achievement of certain sales and operating income targets over a three-year period. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.9 (or €4.2). An additional amount of $7.0 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which will be expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the EMEA segment and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intention to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and to offer Viccarbe products through our global distribution network. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which will be amortized over periods ranging from 9 to 13 years from the date of acquisition. The purchase price allocation for the acquisition was incomplete as of February 25, 2022. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the acquired identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how/designs	9.0	3.3
		$11.7
The fair value of the acquired intangible assets will be amortized on a straight-line basis over the remaining useful lives. The estimated amortization expense for the next five years is as follows:

Fiscal Year Ending in February	Amount
2023	$1.1
2024	1.1
2025	1.2
2026	1.1
2027	1.1
$5.6

20.DIVESTITURE
PolyVision
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural and technology products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox and Viccarbe brands.
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture, architectural and technology products.
The Other category includes Asia Pacific and Designtex. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture, architectural and technology products. Designtex sells textiles, wall coverings and surface imaging solutions specified by architects and designers directly to end-use customers through a direct sales force primarily in North America. In 2020, the Other category also included PolyVision, which we sold in Q4 2020.
We primarily review and evaluate revenue and operating income by segment in both our internal review processes and for our external financial reporting. We also allocate resources primarily based on revenue and operating income. Total assets by segment include manufacturing and other assets associated with each segment.
Corporate costs include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI. Corporate assets consist primarily of unallocated cash and cash equivalents, COLI, fixed assets, investments in unconsolidated affiliates and right-of-use assets related to operating leases.

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2022
Revenue	$1,905.0	$598.5	$269.2	$—	$2,772.7
Operating income (loss)	44.4	3.3	(3.2)	(24.4)	20.1
Total assets	1,110.4	475.2	227.6	447.8	2,261.0
Capital expenditures	26.9	10.4	5.7	17.5	60.5
Depreciation and amortization	52.0	22.2	6.3	2.7	83.2
2021
Revenue	$1,848.5	$511.3	$236.4	$—	$2,596.2
Operating income (loss)	97.0	(32.3)	0.2	(21.9)	43.0
Total assets	1,015.3	414.4	211.3	713.0	2,354.0
Capital expenditures	17.0	10.8	8.7	4.8	41.3
Depreciation and amortization	54.2	22.3	6.1	2.6	85.2
2020
Revenue	$2,672.9	$669.6	$381.2	$—	$3,723.7
Operating income (loss)	240.0	9.9	39.4	(32.3)	257.0
Total assets	1,067.3	454.5	225.6	818.0	2,565.4
Capital expenditures	24.3	18.5	19.1	11.5	73.4
Depreciation and amortization	54.3	21.6	6.8	2.9	85.6
The accounting policies of each of the reportable segments are the same as those described in Note 2.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Long-lived assets:
United States	$844.7	$883.8	$924.1
Foreign locations	328.0	303.0	319.0
	$1,172.7	$1,186.8	$1,243.1
No country other than the U.S. represented greater than 10% of our long-lived assets in 2022, 2021 or 2020.
22.    RESTRUCTURING ACTIVITIES
In 2021, we implemented a series of restructuring actions in response to continued order declines in the Americas compared to the prior year and economic uncertainty related to the COVID-19 pandemic. The restructuring actions included early retirements and voluntary and involuntary terminations of approximately 300 salaried employees and approximately 210 hourly employees. We incurred $28.6 in restructuring costs in the Americas segment in connection with these actions during 2021, consisting of cash severance payments and payment of other separation-related benefits. These restructuring actions are complete.
The following table details the changes in the restructuring reserve balance for the years ended February 25, 2022 and February 26, 2021:

Workforce reductions
Balance as of February 28, 2020	$—
Restructuring costs	28.6
Payments	(28.2)
Balance as of February 26, 2021	$0.4
Payments	(0.4)
Balance as of February 25, 2022	$—

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2022
Revenue	$556.6	$724.8	$738.2	$753.1	$2,772.7
Gross profit	154.7	206.8	203.6	196.4	761.5
Operating income (loss)	(31.8)	33.9	15.9	2.1	20.1
Net income (loss)	(28.1)	24.7	9.6	(2.2)	4.0
Basic earnings (loss) per share	(0.24)	0.21	0.08	(0.02)	0.03
Diluted earnings (loss) per share	(0.24)	0.21	0.08	(0.02)	0.03
2021
Revenue	$482.8	$818.8	$617.5	$677.1	$2,596.2
Gross profit	122.7	269.6	177.9	192.6	762.8
Operating income (loss)	(52.3)	88.6	—	6.7	43.0
Net income (loss)	(38.1)	55.5	2.1	6.6	26.1
Basic earnings (loss) per share	(0.33)	0.47	0.02	0.06	0.22
Diluted earnings (loss) per share	(0.33)	0.47	0.02	0.06	0.22
Operating income (loss) and net income (loss) included a goodwill impairment charge in Q1 2021 and restructuring costs in Q2 2021, Q3 2021 and Q4 2021. See Note 11 and Note 22, respectively, for additional information.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.
Item 9A.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of February 25, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 25, 2022, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 9B.Other Information:
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection:
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this Item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2022 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.
Item 11.Executive Compensation:
The information required by Item 11 will be contained in our 2022 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2022 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
The following table shows information regarding securities authorized for issuance under equity compensation plans as of February 25, 2022:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,651,271	(1)	n/a	(2)	5,484,088
Equity compensation plans not approved by security holders	—		n/a		—
Total	4,651,271		n/a		5,484,088
________________________
(1)This amount reflects the outstanding restricted stock units and the maximum number of shares that may be issued under outstanding performance units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.
(2)The weighted average exercise price excludes performance units and restricted stock units, as there is no exercise price associated with these awards. The only outstanding options, warrants or rights are performance units and restricted stock units.
All equity awards were granted under our Incentive Compensation Plan. See Note 17 to the consolidated financial statements for additional information.
Item 13.Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2022 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.
Item 14.Principal Accounting Fees and Services:
The information required by Item 14 will be contained in our 2022 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV
Item 15.Exhibits, Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)
•Management’s Report on Internal Control Over Financial Reporting
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Statements of Income for the Years Ended February 25, 2022, February 26, 2021 and February 28, 2020
•Consolidated Statements of Comprehensive Income for the Years Ended February 25, 2022, February 26, 2021 and February 28, 2020
•Consolidated Balance Sheets as of February 25, 2022 and February 26, 2021
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 25, 2022, February 26, 2021 and February 28, 2020
•Consolidated Statements of Cash Flows for the Years Ended February 25, 2022, February 26, 2021 and February 28, 2020
•Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
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
10.1*
Third Amended and Restated Credit Agreement, dated as of February 27, 2020 and amended December 21, 2021, among Steelcase Inc.; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders

10.2**	Steelcase Inc. Restoration Retirement Plan (6)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (7)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.6**	Steelcase Inc. Deferred Compensation Plan (10)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (11)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (14)

Exhibit No.	Description
10.11**	Steelcase Inc. Executive Severance Plan (15)
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (16)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (19)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (20)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of February 25, 2017 (25)
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 14, 2021 (26)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2020) (27)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2020 and 2021) (28)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (3-year) (FY 2021 and 2022) (29)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022) (30)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2023)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Not Retirement Forfeitable) (FY 2023)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Retirement Forfeitable) (FY 2023)
10.30**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020 (31)
10.31**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020 (32)
10.32**	Letter agreement between Steelcase Inc. and James P. Keane, dated April 15, 2021 (33)
10.33**	Letter agreement between Steelcase Inc. and Sara E. Armbruster, dated April 15, 2021 (34)
10.34**	Retention Award Agreement between Steelcase Inc. and David C. Sylvester, dated April 15, 2021 (35)
10.35**	Letter agreement between Steelcase Inc. and Allan W. Smith, Jr., dated September 22, 2021 (36)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(6)Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(7)Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on January 16, 2015 (commission file number 001-13873), and incorporated herein by reference.
(8)Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2015, as filed with the Commission on September 29, 2015 (commission file number 001-13873), and incorporated herein by reference.
(9)Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 25, 2017, as filed with the Commission on September 20, 2017 (commission file number 001-13873), and incorporated herein by reference.
(10)Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(11)Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2008, as filed with the Commission on January 7, 2009 (commission file number 001-13873), and incorporated herein by reference.
(12)Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.
(13)Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2014, as filed with the Commission on December 23, 2014 (commission file number 001-13873), and incorporated herein by reference.
(14)Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 24, 2012, as filed with the Commission on October 1, 2012 (commission file number 001-13873), and incorporated herein by reference.
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
(25)    Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on July 14, 2017 (commission file number 001-13873), and incorporated herein by reference.
(26)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 16, 2021 (commission file number 001-13873), and incorporated herein by reference.
(27)     Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.
(28)     Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.
(29)     Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.
(30)    Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2021, as filed with the Commission on December 20, 2021 (commission file number 001-13873), and incorporated herein by reference.
(31)     Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2020, as filed with the Commission on April 27, 2020 (commission file number 001-13873), and incorporated herein by reference.
(32)     Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2020, as filed with the Commission on September 25, 2020 (commission file number 001-13873), and incorporated herein by reference.
(33)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(34)    Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(35)    Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(36)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 24, 2021 (commission file number 001-13873), and incorporated herein by reference.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.
Item 16.Form 10-K Summary:
None.
SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Balance as of beginning of period	$8.7	$9.4	$8.7
Additions:
Charged to costs and expenses	2.8	6.2	7.3
Deductions (1)	(3.3)	(7.3)	(5.9)
Other adjustments (2)	(0.2)	0.4	(0.7)
Balance as of end of period	$8.0	$8.7	$9.4

________________________
(1)Primarily represents changes in our estimated provision for bad debts and excess of accounts written off over recoveries.
(2)Primarily represents currency translation adjustments and $0.5 related to the sale of PolyVision in 2020.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 25, 2022	February 26, 2021	February 28, 2020
Balance as of beginning of period	$6.6	$5.7	$7.8
Additions:
Charged to costs and expenses	(2.7)	0.4	(1.9)
Deductions and expirations	—	—	—
Other adjustments (1)	(0.2)	0.5	(0.2)
Balance as of end of period	$3.7	$6.6	$5.7
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
Date: April 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SARA E. ARMBRUSTER	President and Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2022
Sara E. Armbruster

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2022
David C. Sylvester

/s/ TIMOTHY C. E. BROWN	Director	April 15, 2022
Timothy C. E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 15, 2022
Connie K. Duckworth

/s/ TODD P. KELSEY	Director	April 15, 2022
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 15, 2022
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 15, 2022
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 15, 2022
Cathy D. Ross

/s/ CATHERINE C. B. SCHMELTER	Director	April 15, 2022
Catherine C. B. Schmelter

/s/ PETER M. WEGE II	Director	April 15, 2022
Peter M. Wege II

/s/ LINDA K. WILLIAMS	Director	April 15, 2022
Linda K. Williams

/s/ KATE PEW WOLTERS	Director	April 15, 2022
Kate Pew Wolters
S-1