Form 10-Q
period 2022-05-27
STEELCASE INC
filed 2022-06-24
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 21, 2022, Steelcase Inc. had 92,266,368 shares of Class A Common Stock and 20,495,134 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 27, 2022 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 27, 2022	May 28, 2021
Revenue	$740.7	$556.6
Cost of sales	548.2	401.9
Restructuring costs	0.9	—
Gross profit	191.6	154.7
Operating expenses	200.9	186.5
Restructuring costs	3.3	—
Operating loss	(12.6)	(31.8)
Interest expense	(6.4)	(6.4)
Investment income	0.1	0.2
Other income (expense), net	3.1	(0.8)
Loss before income tax benefit	(15.8)	(38.8)
Income tax benefit	(4.4)	(10.7)
Net loss	$(11.4)	$(28.1)
Earnings (loss) per share:
Basic	$(0.10)	$(0.24)
Diluted	$(0.10)	$(0.24)
Dividends declared and paid per common share	$0.145	$0.100

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 27, 2022	May 28, 2021
Net loss	$(11.4)	$(28.1)
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.3)	0.2
Pension and other post-retirement liability adjustments	0.2	(0.1)
Derivative amortization	0.3	0.2
Foreign currency translation adjustments	(18.6)	0.9
Total other comprehensive income (loss), net	(18.4)	1.2
Comprehensive loss	$(29.8)	$(26.9)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 27, 2022	February 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$116.7	$200.9
Accounts receivable, net of allowance of $8.2 and $8.0	349.0	340.4
Inventories	372.0	326.2
Prepaid expenses	29.8	24.0
Income taxes receivable	16.4	41.7
Other current assets	33.7	26.0
Total current assets	917.6	959.2
Property, plant and equipment, net of accumulated depreciation of $1,086.7 and $1,089.0	383.2	392.8
Company-owned life insurance ("COLI")	162.8	168.0
Deferred income taxes	120.8	121.2
Goodwill	241.8	242.8
Other intangible assets, net of accumulated amortization of $88.7 and $86.4	79.6	85.5
Investments in unconsolidated affiliates	53.1	53.1
Right-of-use operating lease assets	199.1	209.8
Other assets	28.8	28.6
Total assets	$2,186.8	$2,261.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256.9	$243.6
Short-term borrowings and current portion of long-term debt	37.2	5.1
Current operating lease obligations	43.2	44.2
Accrued expenses:
Employee compensation	61.9	75.6
Employee benefit plan obligations	19.5	25.4
Accrued promotions	30.3	32.9
Customer deposits	49.5	53.4
Other	88.8	87.0
Total current liabilities	587.3	567.2
Long-term liabilities:
Long-term debt less current maturities	445.2	477.4
Employee benefit plan obligations	115.6	126.7
Long-term operating lease obligations	172.2	182.2
Other long-term liabilities	52.4	55.3
Total long-term liabilities	785.4	841.6
Total liabilities	1,372.7	1,408.8
Shareholders’ equity:
Additional paid-in capital	10.3	1.5
Accumulated other comprehensive income (loss)	(69.0)	(50.6)
Retained earnings	872.8	901.3
Total shareholders’ equity	814.1	852.2
Total liabilities and shareholders’ equity	$2,186.8	$2,261.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 27, 2022	May 28, 2021
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,109,294	114,908,676
Common stock issuances	21,172	13,093
Common stock repurchases	(279,103)	(353,196)
Performance and restricted stock units issued as common stock	889,128	1,095,826
Common shares outstanding, end of period	112,740,491	115,664,399

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$1.5	$12.5
Common stock issuances	0.2	0.2
Common stock repurchases	(3.4)	(4.3)
Performance and restricted stock units expense	12.0	12.9
Additional paid-in capital, end of period	10.3	21.3

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(50.6)	(40.0)
Other comprehensive income (loss)	(18.4)	1.2
Accumulated other comprehensive income (loss), end of period	(69.0)	(38.8)

Changes in retained earnings:
Retained earnings, beginning of period	901.3	988.0
Net loss	(11.4)	(28.1)
Dividends paid	(17.1)	(12.1)
Retained earnings, end of period	872.8	947.8
Total shareholders' equity	$814.1	$930.3
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 27, 2022	May 28, 2021
OPERATING ACTIVITIES
Net loss	$(11.4)	$(28.1)
Depreciation and amortization	20.2	20.7
Share-based compensation	12.2	13.1
Restructuring costs	4.2	—
Other	(4.2)	(4.7)
Changes in operating assets and liabilities:
Accounts receivable	(14.5)	10.1
Inventories	(50.6)	(34.2)
Income taxes receivable	25.3	(9.5)
Other assets	(13.2)	(4.6)
Accounts payable	16.7	17.8
Employee compensation liabilities	(18.5)	(36.0)
Employee benefit obligations	(17.2)	(18.1)
Customer deposits	(3.0)	8.4
Accrued expenses and other liabilities	(1.1)	1.5
Net cash used in operating activities	(55.1)	(63.6)
INVESTING ACTIVITIES
Capital expenditures	(13.6)	(18.4)
Other	6.3	5.4
Net cash used in investing activities	(7.3)	(13.0)
FINANCING ACTIVITIES
Dividends paid	(17.1)	(12.1)
Common stock repurchases	(3.4)	(4.3)
Other	(0.2)	(0.4)
Net cash used in financing activities	(20.7)	(16.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.3
Net decrease in cash, cash equivalents and restricted cash	(84.4)	(93.1)
Cash and cash equivalents and restricted cash, beginning of period (1)	207.0	495.6
Cash and cash equivalents and restricted cash, end of period (2)	$122.6	$402.5
_______________________________________
(1)These amounts include restricted cash of $6.1 and $5.8 as of February 25, 2022 and February 26, 2021, respectively.
(2)These amounts include restricted cash of $5.9 and $5.3 as of May 27, 2022 and May 28, 2021, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims.  Restricted cash is included as part of Other assets on the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 25, 2022 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
2.NEW ACCOUNTING STANDARDS
We evaluate all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 27, 2022	May 28, 2021
Americas
Desking, benching, systems and storage	$260.3	$185.1
Seating	156.2	118.2
Other (1)	104.3	73.0
EMEA
Desking, benching, systems and storage	55.7	54.8
Seating	53.3	33.9
Other (1)	47.4	34.9
Other
Desking, benching, systems and storage	11.7	10.8
Seating	17.4	14.5
Other (1)	34.4	31.4
	$740.7	$556.6
_______________________________________
(1)The other product category data consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 27, 2022	May 28, 2021
United States	$501.8	$359.3
Foreign locations	238.9	197.3
	$740.7	$556.6

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the three months ended May 27, 2022 are as follows:

Customer Deposits
Balance as of February 25, 2022	$53.4
Recognition of revenue related to beginning of year customer deposits	(37.0)
Customer deposits received, net of revenue recognized during the period	33.1
Balance as of May 27, 2022	$49.5

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

Computation of Earnings (Loss) Per Share	Three Months Ended May 27, 2022			Three Months Ended May 28, 2021
	Net Loss	Basic Shares (in millions)	Diluted Shares (in millions)	Net Loss	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$(11.4)	116.7	116.7	$(28.1)	118.3	118.3
Impact of participating securities	0.4	(4.0)	(4.0)	0.6	(2.7)	(2.7)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$(11.0)	112.7	112.7	$(27.5)	115.6	115.6

Earnings (loss) per share		$(0.10)	$(0.10)		$(0.24)	$(0.24)
There were 0.4 and 0.5 anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the three months ended May 27, 2022 and May 28, 2021, respectively.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 27, 2022:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
Other comprehensive income (loss) before reclassifications	(0.3)	0.5	—	(18.6)	(18.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	0.3	—	—
Net other comprehensive income (loss) during the period	(0.3)	0.2	0.3	(18.6)	(18.4)
Balance as of May 27, 2022	$—	$5.4	$(6.4)	$(68.0)	$(69.0)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 27, 2022 and May 28, 2021:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Operations
	Three Months Ended
	May 27, 2022	May 28, 2021
Amortization of pension and other post-retirement actuarial losses (gains)	$(0.4)	$(0.1)	Other income (expense), net
Income tax expense	0.1	—	Income tax benefit
	(0.3)	(0.1)

Derivative amortization	0.4	0.3	Interest expense
Income tax benefit	(0.1)	(0.1)	Income tax benefit
	0.3	0.2

Total reclassifications	$—	$0.1

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts and long-term investments are measured at fair value on the Condensed Consolidated Balance Sheets.
Our total debt is carried at cost and was $482.4 and $482.5 as of May 27, 2022 and February 25, 2022, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $451.0 and $516.7 as of May 27, 2022 and February 25, 2022, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of May 27, 2022 and February 25, 2022 are summarized below:

	May 27, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$116.7	$—	$—	$116.7
Restricted cash	5.9	—	—	5.9
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.2	2.2
	$122.6	$2.3	$2.2	$127.1
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

	February 25, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$200.9	$—	$—	$200.9
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.6	2.6
	$207.0	$1.0	$2.6	$210.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended May 27, 2022:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 25, 2022	$2.6
Unrealized gain on investment	(0.4)
Balance as of May 27, 2022	$2.2

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	May 27, 2022	February 25, 2022
Raw materials and work-in-process	$234.9	$208.2
Finished goods	168.0	146.9
	402.9	355.1
Revaluation to LIFO	30.9	28.9
	$372.0	$326.2

The portion of inventories determined by the LIFO method was $165.7 and $141.4 as of May 27, 2022 and February 25, 2022, respectively.
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
As of May 27, 2022, the following PSUs have been issued and remained outstanding:
•428,700 PSUs to be earned over the period of 2023 through 2025 (the "2023 PSUs"),
•448,300 PSUs to be earned over the period of 2022 through 2024 (the "2022 PSUs") and
•529,500 PSUs to be earned over the period of 2021 through 2023 (the "2021 PSUs").
Once granted, the PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period. For participants who are or become retirement-eligible during the performance period, the PSUs are expensed over the period ending on the date the participant becomes retirement-eligible.
As of May 27, 2022, the 2023 PSUs, 2022 PSUs and 2021 PSUs were considered granted as follows:
•In Q1 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs, Tranche 2 of the 2022 PSUs and Tranche 3 of the 2021 PSUs, and accordingly, such tranches were considered granted in Q1 2023.
•In Q1 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs and Tranche 2 of the 2021 PSUs, and accordingly, such tranches were considered granted in Q1 2022.
•In Q1 2021, the performance conditions were established for Tranche 1 of the 2021 PSUs, and accordingly, such tranche was considered granted in Q1 2021.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $5.2, $4.8 and $2.3 for the PSUs with market conditions granted in 2023, 2022 and 2021, respectively, that remain outstanding as of May 27, 2022. The Monte Carlo simulation was computed using the following assumptions:

	FY23 Award	FY22 Award		FY21 Award
	Tranche 1	Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	2.6%	2.3%	0.3%	1.6%	0.2%	0.2%
Expected term	3 years	2 years	3 years	1 year	2 years	2 years
Estimated volatility (2)	52.2%	43.8%	53.5%	28.7%	61.3%	58.1%
_______________________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Class A Common Stock for the three-year period preceding the grant date.
The total PSU expense and associated tax benefit recorded during the three months ended May 27, 2022 and May 28, 2021 are as follows:

	Three Months Ended
Performance Units	May 27, 2022	May 28, 2021
Expense	$4.1	$5.2
Tax benefit	1.0	1.3
The PSU activity for the three months ended May 27, 2022 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	1,205,833	$14.21
Granted	1,125,192	11.13
Nonvested as of May 27, 2022	2,331,025	$12.72
As of May 27, 2022, there was $1.5 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
Restricted Stock Units
During the three months ended May 27, 2022, we awarded 1,008,424 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse one to three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible.
The total RSU expense and associated tax benefit for the three months ended May 27, 2022 and May 28, 2021 are as follows:

	Three Months Ended
Restricted Stock Units	May 27, 2022	May 28, 2021
Expense	$7.9	$7.7
Tax benefit	2.0	1.9

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The RSU activity for the three months ended May 27, 2022 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	3,445,438	$11.86
Granted	1,008,424	11.21
Vested	(10,500)	14.27
Forfeited	(10,200)	14.37
Nonvested as of May 27, 2022	4,433,162	$11.70
As of May 27, 2022, there was $22.1 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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
The components of lease expense for the three months ended May 27, 2022 and May 28, 2021 are as follows:

	Three Months Ended
	May 27, 2022	May 28, 2021
Operating lease cost	$12.1	$13.1
Sublease rental income	(0.6)	(0.4)
	$11.5	$12.7
Supplemental cash flow and other information related to leases for the three months ended May 27, 2022 and May 28, 2021 are as follows:

	Three Months Ended
	May 27, 2022	May 28, 2021
Cash flow information:
Operating cash flows used for operating leases	$13.5	$13.4
Leased assets obtained in exchange for new operating lease obligations	$3.2	$1.6
Other information:
Weighted-average remaining term	5.8 years	6.5 years
Weighted-average discount rate	3.6%	3.8%

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the future minimum lease payments as of May 27, 2022:

Fiscal year ending in February	Amount (1)
2023	$38.6
2024	46.3
2025	44.4
2026	33.4
2027	26.8
Thereafter	49.4
Total lease payments	$238.9
Less: Interest	23.5
Present value of lease liabilities	$215.4
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
10.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe, a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $15.1 (or €13.0) is payable to the sellers based upon the achievement of certain sales and operating income targets over a three-year period. This amount was determined to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.9 (or €4.2). An additional amount of $7.0 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which will be expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the EMEA segment and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intention to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and to offer Viccarbe products through our global distribution network. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which will be amortized over periods ranging from 9 to 13 years from the date of acquisition. The purchase price allocation for the acquisition was incomplete as of May 27, 2022. We are still evaluating certain deferred tax balances and working capital adjustments. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how/designs	9.0	3.3
		$11.7

The fair value of the purchased intangible assets will be amortized on a straight-line basis over its remaining useful life. The following table summarizes the estimated future amortization expense for the next five years as of May 27, 2022:

Fiscal Year Ending in February	Amount
2023	$0.8
2024	1.1
2025	1.1
2026	1.1
2027	1.1
$5.2
11.     REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox and Viccarbe brands.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three months ended May 27, 2022 and May 28, 2021 and total assets as of May 27, 2022 and February 25, 2022 by segment are presented in the following table:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 27, 2022	May 28, 2021
Revenue
Americas	$520.8	$376.3
EMEA	156.4	123.6
Other	63.5	56.7
	$740.7	$556.6
Operating income (loss)
Americas	$(1.2)	$(15.0)
EMEA	1.3	(5.7)
Other	(2.9)	(5.3)
Corporate	(9.8)	(5.8)
	$(12.6)	$(31.8)

Reportable Segment Balance Sheet Data	May 27, 2022	February 25, 2022
Total assets
Americas	$1,143.0	$1,110.4
EMEA	454.9	475.2
Other	219.8	227.6
Corporate	369.1	447.8
	$2,186.8	$2,261.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     RESTRUCTURING ACTIVITIES
In Q4 2022, our Board of Directors approved restructuring actions related to the exit of our technology business in connection with our strategy to shift from offering a portfolio of technology products toward partnering with technology companies to create integrated collaborative solutions. The restructuring actions include involuntary terminations of the majority of salaried employees of the business and the termination of supplier and customer contracts related to the business. We expect to incur approximately $5 in restructuring costs in the Americas segment related to these actions, consisting of cash severance payments and payment of other business exit costs. We recorded $1.8 related to employee termination costs and $2.4 related to business exit and other related costs in Q1 2023 for actions initiated during the quarter. We expect all of the actions to be completed by the end of Q3 2023.

The following table details the changes in the restructuring reserve balance as of May 27, 2022:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 25, 2022	$—	$—	$—
Restructuring costs	1.8	2.4	4.2
Payments	(1.5)	(1.5)	(3.0)
Balance as of May 27, 2022	$0.3	$0.9	$1.2
13.    SUBSEQUENT EVENTS
On June 10, 2022, we acquired Halcon Furniture LLC ("Halcon"), a Minnesota-based designer and manufacturer of precision-tailored wood furniture for the workplace. The transaction included the purchase of all the outstanding membership interests of Halcon for $127.5 plus an adjustment of $3.1 for working capital in an all-cash transaction. Up to an additional $9.5 is payable to the seller, contingent upon the achievement of certain performance targets and continued employment of the seller over a specified period. The acquisition was funded using a combination of cash on-hand and borrowings under our global committed bank facility.
To fund a portion of the acquisition of Halcon, on June 9, 2022, we borrowed $35.0 under our global committed bank facility subject to an effective interest rate of 2.75%, and on June 10, 2022, we borrowed an additional $33.0 under our global committed bank facility subject to an effective interest rate of 2.32%. We repaid a total of $18.2 related to these borrowings as of June 24, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2022. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings (loss) per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 27, 2022		May 28, 2021
Revenue	$740.7	100.0%	$556.6	100.0%
Cost of sales	548.2	74.0	401.9	72.2
Restructuring costs	0.9	0.1	—	—
Gross profit	191.6	25.9	154.7	27.8
Operating expenses	200.9	27.1	186.5	33.5
Restructuring costs	3.3	0.5	—	—
Operating loss	(12.6)	(1.7)	(31.8)	(5.7)
Interest expense	(6.4)	(0.9)	(6.4)	(1.1)
Investment income	0.1	—	0.2	—
Other income (expense), net	3.1	0.5	(0.8)	(0.2)
Loss before income tax benefit	(15.8)	(2.1)	(38.8)	(7.0)
Income tax benefit	(4.4)	(0.6)	(10.7)	(2.0)
Net loss	$(11.4)	(1.5)%	$(28.1)	(5.0)%
Earnings (loss) per share:
Basic	$(0.10)		$(0.24)
Diluted	$(0.10)		$(0.24)

Q1 2023 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q1 2022 revenue	$376.3	$123.6	$56.7	$556.6
Acquisition	1.0	2.5	—	3.5
Currency translation effects	(0.5)	(11.5)	(0.6)	(12.6)
Q1 2022 revenue, adjusted	376.8	114.6	56.1	547.5
Q1 2023 revenue	520.8	156.4	63.5	740.7
Organic growth $	$144.0	$41.8	$7.4	$193.2
Organic growth %	38%	36%	13%	35%

Adjusted Operating Income (Loss)	Three Months Ended
	May 27, 2022		May 28, 2021
Operating loss	$(12.6)	(1.7)%	$(31.8)	(5.7)%
Amortization of purchased intangible assets	3.8	0.5	3.6	0.6
Restructuring costs	4.2	0.6	—	—
Adjusted operating loss	$(4.6)	(0.6)%	$(28.2)	(5.1)%

Adjusted Earnings (Loss) Per Share	Three Months Ended
	May 27, 2022	May 28, 2021
Earnings (loss) per share	$(0.10)	$(0.24)
Amortization of purchased intangible assets, per share	0.03	0.03
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)
Restructuring costs, per share	0.04	—
Income tax effect of restructuring costs, per share	(0.01)	—
Adjusted earnings (loss) per share	$(0.05)	$(0.22)
Overview

Revenue grew by 33% in Q1 2023 compared to the prior year, driven by strong beginning order backlog and pricing benefits, as well as broad-based order growth in the Americas and EMEA segments. Orders grew 22% compared to the prior year, and at the end of Q1 2023, our backlog of customer orders was approximately $927, which was 52% higher than the prior year.
We continue to experience significant inflation in steel, other commodities, fuel and logistics costs, which, net of pricing benefits, decreased our gross profit by approximately $12 in Q1 2023 compared to the prior year. In response to these continued inflationary pressures, we recently announced an additional global list price increase and a surcharge in the Americas.
We recorded a net loss of $11.4 and loss per share of $0.10 in Q1 2023 compared to a net loss of $28.1 and loss per share of $0.24 in the prior year. The operating loss of $12.6 in Q1 2023 represented an improvement of $19.2 compared to the operating loss of $31.8 in the prior year. The improvement was driven by higher volume, partially offset by higher cost of sales as a percentage of revenue. The current year included $4.2 of restructuring costs in the Americas related to the exit of our technology business. We reported an adjusted operating loss of $4.6 and an adjusted loss per share of $0.05 in Q1 2023, and we had an adjusted operating loss of $28.2 and an adjusted loss per share of $0.22 in the prior year.
Revenue of $740.7 in Q1 2023 represented an increase of $184.1 or 33% compared to the prior year, driven by growth across all segments. Approximately $145 of the increase was related to higher volume and approximately $45 was related to pricing benefits, partially offset by unfavorable currency translation effects primarily in EMEA. Revenue increased by 38% in the Americas, 27% in EMEA and 12% in the Other category. Organic revenue growth was $193.2 or 35% compared to the prior year, with 38% growth in the Americas, 36% growth in EMEA and 13% growth in the Other category.

Cost of sales as a percentage of revenue increased by 180 basis points in Q1 2023 compared to the prior year. The increase was driven by approximately $12 of higher inflation, net of pricing benefits, partially offset by the benefits of higher volume. Cost of sales as a percentage of revenue increased by 250 basis points in the Americas and 60 basis points in EMEA, while the Other category improved by 100 basis points.
Operating expenses increased by $14.4 in Q1 2023, but decreased by 640 basis points as a percentage of revenue, compared to the prior year. The current year included $11.6 of higher marketing, product development and sales expenses, $6.8 of higher spending in other functional areas, $4.8 of lower COLI income and $1.9 from an acquisition, partially offset by $4.1 of lower deferred compensation expense, a $4.0 gain from the sale of land and $3.6 of favorable currency translation effects.
We recorded restructuring costs of $4.2 in the Americas in Q1 2023 related to the exit of our technology business. See Note 12 to the condensed consolidated financial statements for additional information.
Our Q1 2023 effective tax rate was 27.8% compared to a Q1 2022 effective tax rate of 27.6%.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	May 27, 2022	May 28, 2021
Interest expense	$(6.4)	$(6.4)
Investment income	0.1	0.2
Other income (expense), net:
Equity in income of unconsolidated affiliates	2.3	1.3
Foreign exchange gains (losses)	1.5	(0.2)
Net periodic pension and post-retirement credit, excluding service cost	—	(0.2)
Miscellaneous income (expense), net	(0.7)	(1.7)
Total other income (expense), net	3.1	(0.8)
Total interest expense, investment income and other income (expense), net	$(3.2)	$(7.0)
`
In Q1 2023, total other income (expense), net increased by $3.9 compared to the prior year, driven by a $1.7 increase of foreign exchange gains and a $1.0 increase in income recorded from our unconsolidated affiliates.
Business Segment Review
See Note 11 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox and Viccarbe brands.

	Three Months Ended
Statement of Operations Data — Americas	May 27, 2022		May 28, 2021
Revenue	$520.8	100.0%	$376.3	100.0%
Cost of sales	390.0	74.9	272.5	72.4
Restructuring costs	0.9	0.2	—	—
Gross profit	129.9	24.9	103.8	27.6
Operating expenses	127.8	24.5	118.8	31.6
Restructuring costs	3.3	0.6	—	—
Operating loss	$(1.2)	(0.2)%	$(15.0)	(4.0)%

Adjusted Operating Income (Loss) — Americas	Three Months Ended
	May 27, 2022		May 28, 2021
Operating loss	$(1.2)	(0.2)%	$(15.0)	(4.0)%
Amortization of purchased intangible assets	2.6	0.5	2.6	0.7
Restructuring costs	4.2	0.8	—	—
Adjusted operating income (loss)	$5.6	1.1%	$(12.4)	(3.3)%
The operating loss of $1.2 in the Americas in Q1 2023 represented an improvement of $13.8 compared to the prior year. The improvement was driven by higher revenue, partially offset by higher cost of sales as a percentage of revenue. The current year included $4.2 of restructuring costs. Adjusted operating income of $5.6 in Q1 2023 represented an improvement of $18.0 compared to the adjusted operating loss of $12.4 in the prior year.
The Americas revenue represented 70.3% of consolidated revenue in Q1 2023. Q1 2023 revenue of $520.8 represented an increase of $144.5 or 38% compared to the prior year. Approximately $110 of the increase was related to higher volume driven by broad-based order growth and strong beginning order backlog and approximately $35 was related to pricing benefits. Organic revenue growth was $144.0 or 38% compared to the prior year.
Cost of sales as a percentage of revenue increased by 250 basis points in Q1 2023 compared to the prior year. The increase was driven by approximately $15 of higher inflation, net of pricing benefits, partially offset by the benefits of higher volume.
Operating expenses increased by $9.0 in Q1 2023, but decreased by 710 basis points as a percentage of revenue, compared to the prior year. The current year included $9.2 of higher marketing, product development and sales expenses and $3.7 of higher spending in other functional areas, offset by a $4.0 gain from the sale of land.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products.

	Three Months Ended
Statement of Operations Data — EMEA	May 27, 2022		May 28, 2021
Revenue	$156.4	100.0%	$123.6	100.0%
Cost of sales	114.1	73.0	89.5	72.4
Gross profit	42.3	27.0	34.1	27.6
Operating expenses	41.0	26.2	39.8	32.2
Operating income (loss)	$1.3	0.8%	$(5.7)	(4.6)%

Adjusted Operating Income (Loss) — EMEA	Three Months Ended
	May 27, 2022		May 28, 2021
Operating income (loss)	$1.3	0.8%	$(5.7)	(4.6)%
Amortization of purchased intangible assets	1.2	0.8	1.0	0.8
Adjusted operating income (loss)	$2.5	1.6%	$(4.7)	(3.8)%
EMEA operating income of $1.3 in Q1 2023 represented an improvement of $7.0 compared to the prior year. The increase was driven by higher revenue, partially offset by higher cost of sales as a percentage of revenue. Adjusted operating income of $2.5 in Q1 2023 represented an improvement of $7.2 compared to the adjusted operating loss of $4.7 in the prior year.
EMEA revenue represented 21.1% of consolidated revenue in Q1 2023. Q1 2023 revenue of $156.4 represented an increase of $32.8 or 27% compared to the prior year. Approximately $30 of the increase was related to higher volume as a result of growth across all markets and strong beginning order backlog and approximately $10 was related to pricing benefits, partially offset by approximately $11 of unfavorable currency translation effects. Organic revenue growth was $41.8 or 36% compared to the prior year.
Cost of sales as a percentage of revenue increased by 60 basis points in Q1 2023 compared to the prior year. The increase was driven by approximately $1 of unfavorable currency impacts and approximately $1 in higher overhead costs, partially offset by the benefits of higher volume and approximately $4 of higher pricing benefits, net of inflation.
Operating expenses increased by $1.2 in Q1 2023, but decreased by 600 basis points as a percentage of revenue, compared to the prior year. The current year included $2.4 of higher marketing, product development and sales expenses, $1.5 from an acquisition and approximately $1 of higher spending in other functional areas, partially offset by $3.6 of favorable currency translation effects.
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

	Three Months Ended
Statement of Operations Data — Other	May 27, 2022		May 28, 2021
Revenue	$63.5	100.0%	$56.7	100.0%
Cost of sales	44.1	69.4	39.9	70.4
Gross profit	19.4	30.6	16.8	29.6
Operating expenses	22.3	35.2	22.1	38.9
Operating loss	$(2.9)	(4.6)%	$(5.3)	(9.3)%
The operating loss of $2.9 in the Other category in Q1 2023 represented an improvement of $2.4 compared to the prior year. The improvement was driven by higher revenue and lower cost of sales as a percentage of revenue.
Revenue in the Other category represented 8.6% of consolidated revenue in Q1 2023. Q1 2023 revenue of $63.5 represented an increase of $6.8 or 12% compared to the prior year. Approximately $5 of the increase was related to higher volume and approximately $2 was related to pricing benefits. The increase was driven by India, Southeast Asia, Designtex and Japan, partially offset by China which was impacted by governmental shutdowns as a result of COVID-19. Organic revenue growth was $7.4 or 13% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 100 basis points in Q1 2023 compared to the prior year. The improvement was driven by the benefits of higher volume and lower overhead costs, partially offset by approximately $1 of higher inflation, net of pricing benefits.
Operating expenses in Q1 2023 increased by $0.2, but decreased by 370 basis points as a percentage of revenue, compared to the prior year. The increase was driven by $0.5 of higher variable compensation expense, partially offset by $0.3 of lower spending.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended
Statement of Operations Data — Corporate	May 27, 2022	May 28, 2021
Operating expenses	$9.8	$5.8
Operating expenses increased by $4.0 in Q1 2023 compared to the prior year. The increase was driven by $4.8 of lower COLI income and approximately $3 of higher spending, partially offset by $4.1 of lower deferred compensation expense.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings (loss) per share.

Organic Revenue Growth
We define organic revenue growth as revenue growth excluding the impact of acquisitions and divestitures and foreign currency translation effects. Organic revenue growth is calculated by adjusting prior year revenue to include revenues of acquired companies prior to the date of the company's acquisition, to exclude revenues of divested companies and to use current year average exchange rates in the calculation of foreign-denominated revenue. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenue to prior periods as well as to industry peers.
Adjusted Operating Income (Loss) and Adjusted Earnings (Loss) Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets and restructuring costs. We define adjusted earnings (loss) per share as earnings (loss) per share excluding amortization of purchased intangible assets and restructuring costs, net of related income tax effects.
•Amortization of purchased intangible assets: We may record intangible assets (such as backlog, dealer relationships, trademarks, know-how and designs and proprietary technology) when we acquire companies. We allocate the fair value of purchase consideration to net tangible and intangible assets acquired based on their estimated fair values. The fair value estimates for these intangible assets require management to make significant estimates and assumptions, which includes the useful lives of intangible assets. We believe that adjusting for amortization of purchased intangible assets provides a more consistent comparison of our operating performance to prior periods as well as to industry peers. As our business strategy in recent years has included an increased number of acquisitions, intangible asset amortization has become more significant. In Q1 2023, we elected to begin adjusting operating income (loss) and earnings (loss) per share for amortization of purchased intangible assets, as we completed the acquisition of Halcon Furniture LLC in early Q2 2023, which is expected to make our amortization of purchased intangible assets more significant.
•Restructuring costs: Restructuring costs may be recorded as our business strategies change or in response to changing market trends and economic conditions. We believe that adjusting for restructuring costs, which are primarily associated with business exit and workforce reduction costs, provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.
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

Liquidity Sources	May 27, 2022	February 25, 2022
Cash and cash equivalents	$116.7	$200.9
Company-owned life insurance	162.8	168.0
Availability under credit facilities	261.9	262.0
Total liquidity sources available	$541.4	$630.9
As of May 27, 2022, we held a total of $116.7 in cash and cash equivalents. Of that total, 64% was located in the U.S. and the remaining 36% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, Malaysia, France and Canada.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 27, 2022 and May 28, 2021:

	Three Months Ended
Cash Flow Data	May 27, 2022	May 28, 2021
Net cash used in:
Operating activities	$(55.1)	$(63.6)
Investing activities	(7.3)	(13.0)
Financing activities	(20.7)	(16.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.3
Net decrease in cash, cash equivalents and restricted cash	(84.4)	(93.1)
Cash, cash equivalents and restricted cash, beginning of period	207.0	495.6
Cash, cash equivalents and restricted cash, end of period	$122.6	$402.5
Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 27, 2022	May 28, 2021
Net loss	$(11.4)	$(28.1)
Depreciation and amortization	20.2	20.7
Share-based compensation	12.2	13.1
Restructuring costs	4.2	—
Changes in accounts receivable, inventories and accounts payable	(48.4)	(6.3)
Income taxes receivable	25.3	(9.5)
Employee compensation liabilities	(18.5)	(36.0)
Employee benefit obligations	(17.2)	(18.1)
Changes in other operating assets and liabilities	(21.5)	0.6
Net cash used in operating activities	$(55.1)	$(63.6)
Annual payments related to accrued variable compensation and retirement plan contributions totaled $32.4 in Q1 2023 compared to $50.4 in the prior year. In Q1 2023, we used cash in working capital, driven by increased inventory levels to mitigate the impact of supply chain disruptions and increased accounts receivable due to revenue growth. In Q1 2023, we received $29.7 related to the carryback of our fiscal year 2021 tax loss in the U.S.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 27, 2022	May 28, 2021
Capital expenditures	$(13.6)	$(18.4)
Other	6.3	5.4
Net cash used in investing activities	$(7.3)	$(13.0)
Capital expenditures in Q1 2023 were primarily related to investments in manufacturing operations, customer-facing facilities, product development and information technology. Other investing activities in Q1 2023 included $5.6 of proceeds from the sale of land. Other investing activities in the prior year included $4.6 of proceeds from COLI policy maturities.

Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 27, 2022	May 28, 2021
Dividends paid	$(17.1)	$(12.1)
Common stock repurchases	(3.4)	(4.3)
Other	(0.2)	(0.4)
Net cash used in financing activities	$(20.7)	$(16.8)
We paid dividends of $0.145 per common share in Q1 2023 and $0.10 per common share in Q1 2022.
We repurchased 279,103 and 353,196 shares of Class A common stock in Q1 2023 and Q1 2022, respectively, all of which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 27, 2022, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
The following table summarizes our total liquidity facilities as of May 27, 2022:

Liquidity Facilities	May 27, 2022
Global committed bank facility	$250.0
Other committed bank facility	3.9
Various uncommitted facilities	11.0
Total credit lines available	264.9
Less: Borrowings outstanding	(3.0)
Available capacity	$261.9
We have a $250.0 global committed bank facility in effect through 2025. As of May 27, 2022, there were no borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.
We have a $12.5 committed bank facility related to a subsidiary, which has current availability of $3.9 based on eligible accounts receivable of the subsidiary. As of May 27, 2022, $2.6 was outstanding under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.5 and a total foreign currency borrowing capacity of up to $7.5 as of May 27, 2022. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of May 27, 2022, $0.4 was outstanding under these facilities.
Total consolidated debt as of May 27, 2022 was $482.4. Our debt primarily consists of $444.5 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance of $34.1 as of May 27, 2022. The term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
At May 27, 2022, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $279.5. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements.
During Q1 2023, there have been no significant changes in the items that we have identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $60 to $70 in 2023 compared to $60.5 in 2022. In addition, we fund dividend payments declared by our Board of Directors. On June 22, 2022, we announced a quarterly dividend on our common stock of $0.145 per share, or approximately $16, to be paid in Q2 2023.

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
On June 10, 2022, we acquired Halcon Furniture LLC in an all-cash transaction for $127.5 plus an adjustment of $3.1 for working capital. See Note 13 to the condensed consolidated financial statements for additional information related to the acquisition.
Critical Accounting Estimates
During Q1 2023, there have been no changes in the items that we have identified as critical accounting estimates.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of May 27, 2022 is the same as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2023, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2023, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2023, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2023, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 27, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 27, 2022, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.  There have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
2/26/2022 - 4/1/2022	276,035	$12.25	—	$6.4
4/2/2022 - 4/29/2022	2,891	$11.46	—	$6.4
4/30/2022 - 5/27/2022	177	$11.73	—	$6.4
Total	279,103	(2)	—
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program, announced on January 19, 2016, permitting the repurchase of up to $150 of shares of our common stock.
(2)All shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Voluntary Mutual Separation Agreement between Steelcase Inc. and James N. Ludwig, dated September 28, 2021
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: June 24, 2022