Form 10-Q
period 2022-08-26
STEELCASE INC
filed 2022-09-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2022

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 20, 2022, Steelcase Inc. had 92,308,638 shares of Class A Common Stock and 20,475,134 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 26, 2022 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Revenue	$863.3	$724.8	$1,604.0	$1,281.4
Cost of sales	612.5	518.0	1,160.7	919.9
Restructuring costs	—	—	0.9	—
Gross profit	250.8	206.8	442.4	361.5
Operating expenses	221.4	172.9	422.3	359.4
Restructuring costs	0.5	—	3.8	—
Operating income	28.9	33.9	16.3	2.1
Interest expense	(7.2)	(6.4)	(13.6)	(12.8)
Investment income	0.3	0.1	0.4	0.3
Other income, net	4.4	1.8	7.5	1.0
Income (loss) before income tax expense (benefit)	26.4	29.4	10.6	(9.4)
Income tax expense (benefit)	6.8	4.7	2.4	(6.0)
Net income (loss)	$19.6	$24.7	$8.2	$(3.4)
Earnings (loss) per share:
Basic	$0.17	$0.21	$0.07	$(0.03)
Diluted	$0.17	$0.21	$0.07	$(0.03)
Dividends declared and paid per common share	$0.145	$0.145	$0.290	$0.245

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Net income (loss)	$19.6	$24.7	$8.2	$(3.4)
Other comprehensive income (loss), net:
Unrealized gain on investment	0.3	—	—	0.2
Pension and other post-retirement liability adjustments	—	0.4	0.2	0.3
Derivative amortization	0.2	0.2	0.5	0.4
Foreign currency translation adjustments	(21.3)	(12.7)	(39.9)	(11.8)
Total other comprehensive income (loss), net	(20.8)	(12.1)	(39.2)	(10.9)
Comprehensive income (loss)	$(1.2)	$12.6	$(31.0)	$(14.3)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 26, 2022	February 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$52.2	$200.9
Accounts receivable, net of allowance of $8.6 and $8.0	413.3	340.4
Inventories	396.7	326.2
Prepaid expenses	31.2	24.0
Income taxes receivable	19.5	41.7
Other current assets	40.0	26.0
Total current assets	952.9	959.2
Property, plant and equipment, net of accumulated depreciation of $1,085.8 and $1,089.0	404.5	392.8
Company-owned life insurance ("COLI")	161.7	168.0
Deferred income taxes	114.6	121.2
Goodwill	277.0	242.8
Other intangible assets, net of accumulated amortization of $93.4 and $86.4	123.0	85.5
Investments in unconsolidated affiliates	45.8	53.1
Right-of-use operating lease assets	193.6	209.8
Other assets	29.5	28.6
Total assets	$2,302.6	$2,261.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274.2	$243.6
Short-term borrowings and current portion of long-term debt	118.1	5.1
Current operating lease obligations	40.7	44.2
Accrued expenses:
Employee compensation	78.9	75.6
Employee benefit plan obligations	22.0	25.4
Accrued promotions	27.4	32.9
Customer deposits	65.3	53.4
Other	98.5	87.0
Total current liabilities	725.1	567.2
Long-term liabilities:
Long-term debt less current maturities	445.4	477.4
Employee benefit plan obligations	111.4	126.7
Long-term operating lease obligations	168.7	182.2
Other long-term liabilities	52.6	55.3
Total long-term liabilities	778.1	841.6
Total liabilities	1,503.2	1,408.8
Shareholders’ equity:
Additional paid-in capital	13.7	1.5
Accumulated other comprehensive income (loss)	(89.8)	(50.6)
Retained earnings	875.5	901.3
Total shareholders’ equity	799.4	852.2
Total liabilities and shareholders’ equity	$2,302.6	$2,261.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,740,491	115,664,399	112,109,294	114,908,676
Common stock issuances	21,209	14,204	42,381	27,297
Common stock repurchases	(198)	(1,873,804)	(279,301)	(2,227,000)
Performance and restricted stock units issued as common stock	500	16,559	889,628	1,112,385
Common shares outstanding, end of period	112,762,002	113,821,358	112,762,002	113,821,358

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$10.3	$21.3	$1.5	$12.5
Common stock issuances	0.3	0.2	0.5	0.4
Common stock repurchases	—	(23.4)	(3.4)	(27.7)
Performance and restricted stock units expense	3.1	1.9	15.1	14.8
Additional paid-in capital, end of period	13.7	—	13.7	—

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(69.0)	(38.8)	(50.6)	(40.0)
Other comprehensive income (loss)	(20.8)	(12.1)	(39.2)	(10.9)
Accumulated other comprehensive income (loss), end of period	(89.8)	(50.9)	(89.8)	(50.9)

Changes in retained earnings:
Retained earnings, beginning of period	872.8	947.8	901.3	988.0
Net income (loss)	19.6	24.7	8.2	(3.4)
Dividends paid	(16.9)	(17.1)	(34.0)	(29.2)
Common stock repurchases	—	(3.2)	—	(3.2)
Retained earnings, end of period	875.5	952.2	875.5	952.2
Total shareholders' equity	$799.4	$901.3	$799.4	$901.3
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 26, 2022	August 27, 2021
OPERATING ACTIVITIES
Net income (loss)	$8.2	$(3.4)
Depreciation and amortization	43.7	41.2
Share-based compensation	15.6	15.2
Restructuring costs	4.7	—
Other	(2.4)	(20.6)
Changes in operating assets and liabilities:
Accounts receivable	(83.6)	(58.0)
Inventories	(67.4)	(42.0)
Income taxes receivable	22.2	(2.2)
Other assets	(21.2)	(18.1)
Accounts payable	33.5	54.7
Employee compensation liabilities	1.3	(30.7)
Employee benefit obligations	(18.6)	(14.9)
Customer deposits	(10.8)	14.0
Accrued expenses and other liabilities	0.4	3.2
Net cash used in operating activities	(74.4)	(61.6)
INVESTING ACTIVITIES
Capital expenditures	(28.9)	(31.8)
Proceeds from disposal of fixed assets	5.6	16.8
Acquisitions, net of cash acquired	(105.4)	—
Other	13.4	8.5
Net cash used in investing activities	(115.3)	(6.5)
FINANCING ACTIVITIES
Dividends paid	(34.0)	(29.2)
Common stock repurchases	(3.4)	(30.9)
Borrowings on global committed bank facility	266.8	—
Repayments on global committed bank facility	(187.0)	—
Other	0.9	0.2
Net cash provided by (used in) financing activities	43.3	(59.9)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.6)
Net decrease in cash, cash equivalents and restricted cash	(148.4)	(128.6)
Cash and cash equivalents and restricted cash, beginning of period (1)	207.0	495.6
Cash and cash equivalents and restricted cash, end of period (2)	$58.6	$367.0
_______________________________________
(1)These amounts include restricted cash of $6.1 and $5.8 as of February 25, 2022 and February 26, 2021, respectively.
(2)These amounts include restricted cash of $6.4 and $6.3 as of August 26, 2022 and August 27, 2021, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Americas
Desking, benching, systems and storage	$303.4	$244.3	$563.7	$429.4
Seating	203.3	165.5	359.5	283.7
Other (1)	144.9	113.5	249.2	186.5
EMEA
Desking, benching, systems and storage	49.4	41.7	105.1	96.5
Seating	45.7	55.7	99.0	89.6
Other (1)	42.7	41.5	90.1	76.4
Other
Desking, benching, systems and storage	14.1	14.5	25.8	25.3
Seating	22.3	16.2	39.7	30.7
Other (1)	37.5	31.9	71.9	63.3
	$863.3	$724.8	$1,604.0	$1,281.4
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
United States	$634.6	$493.5	$1,136.3	$852.8
Foreign locations	228.7	231.3	467.7	428.6
	$863.3	$724.8	$1,604.0	$1,281.4

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance during the six months ended August 26, 2022 are as follows:

Customer Deposits
Balance as of February 25, 2022	$53.4
Recognition of revenue related to beginning of year customer deposits	(45.8)
Customer deposits received, net of revenue recognized during the period	33.4
Customer deposits acquired (1)	24.3
Balance as of August 26, 2022	$65.3
_______________________________________
(1)Represents customer deposits acquired from Halcon Furniture LLC ("Halcon") as of the acquisition date. See Note 11 for additional information.

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

Computation of Earnings (Loss) Per Share	Three Months Ended August 26, 2022			Three Months Ended August 27, 2021
	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$19.6	117.2	117.7	$24.7	118.0	118.6
Impact of participating securities	(0.7)	(4.4)	(4.4)	(0.6)	(3.1)	(3.1)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$18.9	112.8	113.3	$24.1	114.9	115.5

Earnings (loss) per share		$0.17	$0.17		$0.21	$0.21
There were no anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the three months ended August 26, 2022 and August 27, 2021.

Computation of Earnings (Loss) Per Share	Six Months Ended August 26, 2022			Six Months Ended August 27, 2021
	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$8.2	117.0	117.5	$(3.4)	118.1	118.1
Impact of participating securities	(0.3)	(4.2)	(4.2)	0.1	(2.9)	(2.9)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$7.9	112.8	113.3	$(3.3)	115.2	115.2

Earnings (loss) per share		$0.07	$0.07		$(0.03)	$(0.03)
There were no anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the six months ended August 26, 2022. There were 0.5 million anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the six months ended August 27, 2021.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 26, 2022:

	Unrealized gain on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 27, 2022	$—	$5.4	$(6.4)	$(68.0)	$(69.0)
Other comprehensive income (loss) before reclassifications	0.3	0.3	—	(21.3)	(20.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	0.2	—	(0.1)
Net other comprehensive income (loss) during the period	0.3	—	0.2	(21.3)	(20.8)
Balance as of August 26, 2022	$0.3	$5.4	$(6.2)	$(89.3)	$(89.8)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 26, 2022:

	Unrealized gain on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
Other comprehensive income (loss) before reclassifications	—	0.8	—	(39.9)	(39.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.6)	0.5	—	(0.1)
Net other comprehensive income (loss) during the period	—	0.2	0.5	(39.9)	(39.2)
Balance as of August 26, 2022	$0.3	$5.4	$(6.2)	$(89.3)	$(89.8)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 26, 2022 and August 27, 2021:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Amortization of pension and other post-retirement actuarial losses (gains)	$(0.4)	$—	$(0.8)	$(0.1)	Other income, net
Income tax expense	0.1	—	0.2	—	Income tax expense (benefit)
	(0.3)	—	(0.6)	(0.1)

Derivative amortization	0.3	0.3	0.7	0.6	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense (benefit)
	0.2	0.2	0.5	0.4

Total reclassifications	$(0.1)	$0.2	$(0.1)	$0.3

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
Our total debt is carried at cost and was $563.5 and $482.5 as of August 26, 2022 and February 25, 2022, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $538.3 and $516.7 as of August 26, 2022 and February 25, 2022, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of August 26, 2022 and February 25, 2022 are summarized below:

	August 26, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52.2	$—	$—	$52.2
Restricted cash	6.4	—	—	6.4
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate security	—	—	2.6	2.6
	$58.6	$1.8	$2.6	$63.0
Liabilities:
Foreign exchange forward contracts	$—	$(0.7)	$—	$(0.7)
	$—	$(0.7)	$—	$(0.7)

	February 25, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$200.9	$—	$—	$200.9
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.6	2.6
	$207.0	$1.0	$2.6	$210.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended August 26, 2022:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 25, 2022	$2.6
Unrealized gain on investment	—
Balance as of August 26, 2022	$2.6

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	August 26, 2022	February 25, 2022
Raw materials and work-in-process	$276.4	$208.2
Finished goods	153.7	146.9
	430.1	355.1
Revaluation to LIFO	33.4	28.9
	$396.7	$326.2

The portion of inventories determined by the LIFO method was $162.5 and $141.4 as of August 26, 2022 and February 25, 2022, respectively.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.SHORT-TERM BORROWINGS
We have a $250.0 global committed bank facility, which expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. As of August 26, 2022, total availability under the facility was limited to $203.2 as a result of covenant constraints. In Q2 2023, we borrowed $68.0 under the facility to fund a portion of our acquisition of Halcon, and we also borrowed under the facility to support our global operating requirements. As of August 26, 2022, our total borrowings outstanding under the facility were $79.8, which had an effective interest rate of 3.75%.
The facility does not include any restrictions on cash dividend payments or share repurchases. As of August 26, 2022, we were in compliance with all covenants under the facility.

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
As of August 26, 2022, the following PSUs have been issued and remained outstanding:
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
As of August 26, 2022, the 2023 PSUs, 2022 PSUs and 2021 PSUs were considered granted as follows:
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
•In Q1 2021, the performance conditions were established for Tranche 1 of the 2021 PSUs. These performance conditions involved a qualitative assessment which was made by the Compensation Committee in Q4 2021. Accordingly, such tranche was considered granted in Q4 2021.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $5.2, $4.8 and $2.3 for the PSUs with market conditions granted in 2023, 2022 and 2021, respectively, that remain outstanding as of August 26, 2022. The Monte Carlo simulation was computed using the following assumptions:

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
The total PSU expense (credit) and associated tax benefit recorded during the three and six months ended August 26, 2022 and August 27, 2021 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Expense (credit)	$(0.2)	$0.4	$3.9	$5.6
Tax benefit	—	0.1	1.0	1.4
The PSU activity for the six months ended August 26, 2022 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	1,205,833	$14.21
Granted	1,125,192	11.13
Nonvested as of August 26, 2022	2,331,025	$12.72
As of August 26, 2022, there was $1.2 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
Restricted Stock Units
During the six months ended August 26, 2022, we awarded 1,068,507 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse one to three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. Generally, RSUs awarded are not forfeitable upon a qualifying retirement. For participants of those awards who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible.
The total RSU expense and associated tax benefit for the three and six months ended August 26, 2022 and August 27, 2021 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Expense	$3.3	$1.5	$11.2	$9.2
Tax benefit	0.8	0.4	2.8	2.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The RSU activity for the six months ended August 26, 2022 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	3,445,438	$11.86
Granted	1,068,507	11.21
Vested	(11,000)	14.44
Forfeited	(26,444)	13.13
Nonvested as of August 26, 2022	4,476,501	$11.69
As of August 26, 2022, there was $19.2 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
10.     LEASES
We have operating leases for corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment that expire at various dates through 2036. Certain lease agreements include contingent rental payments based on per unit usage over contractual levels (e.g., miles driven or machine hours operated) and others include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion.
The components of lease expense for the three and six months ended August 26, 2022 and August 27, 2021 are as follows:

	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Operating lease cost	$13.5	$13.2	$25.6	$26.3
Sublease rental income	(0.5)	(0.5)	(1.1)	(0.9)
	$13.0	$12.7	$24.5	$25.4
Supplemental cash flow and other information related to leases for the three and six months ended August 26, 2022 and August 27, 2021 are as follows:

	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Cash flow information:
Operating cash flows used for operating leases	$13.6	$13.4	$27.1	$26.8
Leased assets obtained in exchange for new operating lease obligations	$10.3	$15.7	$13.5	$17.3
As of August 26, 2022 and August 27, 2021, the weighted-average remaining lease terms were 5.6 years and 6.2 years, respectively, and the weighted-average discount rates were 3.7% and 3.7%, respectively.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the future minimum lease payments as of August 26, 2022:

Fiscal year ending in February	Amount (1)
2023	$23.3
2024	49.0
2025	44.7
2026	34.9
2027	28.1
Thereafter	53.0
Total lease payments	$233.0
Less: Interest	23.6
Present value of lease liabilities	$209.4
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.
11.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe Habitat, S.L. ("Viccarbe"), a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $15.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period. This amount was determined to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.9 (or €4.2). An additional amount of $7.0 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the EMEA segment and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intentions to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and to offer Viccarbe products through our global distribution network. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 13 years from the date of acquisition. The purchase price allocation for the acquisition was incomplete as of August 26, 2022, as we are evaluating certain deferred tax balances which will be finalized in Q3 2023.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how and designs	9.0	3.3
		$11.7

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of August 26, 2022:

Fiscal Year Ending in February	Amount
2023	$0.5
2024	1.0
2025	1.1
2026	1.0
2027	1.0
$4.6
Halcon
In Q2 2023, we acquired Halcon, a Minnesota-based designer and manufacturer of precision-tailored wood furniture for the workplace. The transaction included the purchase of all the outstanding membership interests of Halcon for $127.5 less customer deposits of $24.3, plus an adjustment of $1.9 for working capital. The acquisition was funded using a combination of cash on-hand and borrowings under our global committed bank facility. Up to an additional $7.5 is payable to the sellers based upon the achievement of certain revenue and gross margin targets over a six-month period. This amount was determined to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. Based upon the results of the calculation, we did not record a liability for the contingent consideration. An additional amount of $2.0 is also payable to a seller based upon continued employment over a three-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Halcon were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $36.9 related to goodwill and $16.4 related to tangible assets. The tangible assets mainly consisted of property, plant, and equipment of $30.8, working capital (primarily inventory of $12.3) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of Halcon expected to be driven by new product development, geographic expansion and the integration of Halcon products into our dealer network. Intangible assets are principally related to dealer relationships, the Halcon trade name and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which are expected to ship throughout the remainder of 2023. The purchase price allocation for the acquisition was incomplete as of August 26, 2022, as we are evaluating certain deferred tax balances and working capital adjustments. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the purchased intangible assets is being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of August 26, 2022:

Fiscal Year Ending in February	Amount
2023	$5.2
2024	5.0
2025	5.1
2026	5.0
2027	5.0
$25.3
12.     REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox, Viccarbe and Halcon brands.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and operating income (loss) for the three and six months ended August 26, 2022 and August 27, 2021 and total assets as of August 26, 2022 and February 25, 2022 by segment are presented in the following tables:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Operations Data	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Revenue
Americas	$651.6	$523.3	$1,172.4	$899.6
EMEA	137.8	138.9	294.2	262.5
Other	73.9	62.6	137.4	119.3
	$863.3	$724.8	$1,604.0	$1,281.4
Operating income (loss)
Americas	$43.5	$44.7	$42.3	$29.7
EMEA	(6.8)	(1.6)	(5.5)	(7.3)
Other	(1.3)	(4.2)	(4.2)	(9.5)
Corporate	(6.5)	(5.0)	(16.3)	(10.8)
	$28.9	$33.9	$16.3	$2.1

Reportable Segment Balance Sheet Data	August 26, 2022	February 25, 2022
Total assets
Americas	$1,358.1	$1,110.4
EMEA	420.0	475.2
Other	227.0	227.6
Corporate	297.5	447.8
	$2,302.6	$2,261.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     RESTRUCTURING ACTIVITIES
In Q4 2022, our Board of Directors approved restructuring actions related to the exit of our technology business in connection with our strategy to shift from offering a portfolio of technology products toward partnering with technology companies to create integrated collaborative solutions. The restructuring actions primarily included involuntary terminations of the majority of salaried employees of the business and the termination of supplier and customer contracts related to the business. We incurred $4.7 in restructuring costs in the Americas segment related to these actions, primarily consisting of cash severance payments and payment of other business exit costs. We recorded $1.8 related to employee termination costs and $2.4 related to business exit and other related costs during Q1 2023. In Q2 2023, we recorded a charge of $0.5 related to the impairment of a right-of-use operating lease asset which was utilized by our technology business. These restructuring actions are complete.

The following table details the changes in the restructuring reserve balance as of August 26, 2022:

	Workforce Reductions	Business Exit and Related Costs	Total
Balance as of February 25, 2022	$—	$—	$—
Restructuring costs	1.8	2.4	4.2
Payments	(1.8)	(2.4)	(4.2)
Balance as of August 26, 2022	$—	$—	$—
14.     SUBSEQUENT EVENTS
On September 21, 2022, our Board of Directors authorized a series of actions to reduce operational spending across certain functions. The actions may include the elimination of up to 180 salaried positions in the Americas segment and Corporate functions. As a result of these actions, we currently expect to incur approximately $8 in restructuring costs, consisting of cash severance payments and other separation-related benefits. We expect these actions to be completed in Q3 2023.

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
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Revenue	$863.3	100.0%	$724.8	100.0%	$1,604.0	100.0%	$1,281.4	100.0%
Cost of sales	612.5	70.9	518.0	71.5	1,160.7	72.4	919.9	71.8
Restructuring costs	—	—	—	—	0.9	—	—	—
Gross profit	250.8	29.1	206.8	28.5	442.4	27.6	361.5	28.2
Operating expenses	221.4	25.7	172.9	23.8	422.3	26.3	359.4	28.0
Restructuring costs	0.5	0.1	—	—	3.8	0.3	—	—
Operating income	28.9	3.3	33.9	4.7	16.3	1.0	2.1	0.2
Interest expense	(7.2)	(0.8)	(6.4)	(0.9)	(13.6)	(0.8)	(12.8)	(1.0)
Investment income	0.3	—	0.1	—	0.4	—	0.3	—
Other income, net	4.4	0.6	1.8	0.2	7.5	0.5	1.0	0.1
Income (loss) before income tax expense (benefit)	26.4	3.1	29.4	4.0	10.6	0.7	(9.4)	(0.7)
Income tax expense (benefit)	6.8	0.8	4.7	0.6	2.4	0.2	(6.0)	(0.4)
Net income (loss)	$19.6	2.3%	$24.7	3.4%	$8.2	0.5%	$(3.4)	(0.3)%
Earnings (loss) per share:
Basic	$0.17		$0.21		$0.07		$(0.03)
Diluted	$0.17		$0.21		$0.07		$(0.03)

Q2 2023 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q2 2022 revenue	$523.3	$138.9	$62.6	$724.8
Acquisitions	15.1	2.5	—	17.6
Currency translation effects	(0.7)	(18.1)	(1.5)	(20.3)
Q2 2022 revenue, adjusted	537.7	123.3	61.1	722.1
Q2 2023 revenue	651.6	137.8	73.9	863.3
Organic growth $	$113.9	$14.5	$12.8	$141.2
Organic growth %	21%	12%	21%	20%

Year-to-date 2023 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2022 revenue	$899.6	$262.5	$119.3	$1,281.4
Acquisitions	16.1	5.0	—	21.1
Currency translation effects	(1.2)	(29.6)	(2.1)	(32.9)
Year-to-date 2022 revenue, adjusted	914.5	237.9	117.2	1,269.6
Year-to-date 2023 revenue	1,172.4	294.2	137.4	1,604.0
Organic growth $	$257.9	$56.3	$20.2	$334.4
Organic growth %	28%	24%	17%	26%

Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Operating income	$28.9	3.3%	$33.9	4.7%	$16.3	1.0%	$2.1	0.2%
Amortization of purchased intangible assets	6.4	0.7	3.6	0.5	10.2	0.6	7.2	0.5
Restructuring costs	0.5	0.1	—	—	4.7	0.3	—	—
Adjusted operating income	$35.8	4.1%	$37.5	5.2%	$31.2	1.9%	$9.3	0.7%

Adjusted Earnings Per Share	Three Months Ended		Six Months Ended
	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Earnings (loss) per share	$0.17	$0.21	$0.07	$(0.03)
Amortization of purchased intangible assets, per share	0.05	0.03	0.09	0.06
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)	(0.02)	(0.02)
Restructuring costs, per share	—	—	0.04	—
Income tax effect of restructuring costs, per share	—	—	(0.01)	—
Adjusted earnings per share	$0.21	$0.23	$0.17	$0.01
Overview

In Q2 2023, our revenue increased 19% compared to the prior year, driven by strong beginning order backlog, significant pricing benefits and our acquisition of Halcon. We continued to experience significant inflation in steel, other commodities, fuel and logistics costs during the quarter, but year-over-year pricing benefits of approximately $80 exceeded year-over-year inflation by approximately $30. While we expect inflationary pressure to remain, we believe that year-over-year benefits from our pricing actions will continue to exceed year-over-year inflation in the second half of 2023.

Our orders grew 5% in Q2 2023 compared to the prior year, driven by pricing benefits in the Americas and EMEA, partially offset by a decline in order volume in the Americas. In response to the volume decline and lower-than-expected return-to-office trends in the Americas, we have adjusted our planned levels of operational spending while we expect to continue to prioritize our investments in strategic growth initiatives. As a result, we have announced plans to eliminate up to 180 salaried positions in the Americas segment and Corporate functions in Q3 2023 and expect to maintain other cost reduction efforts during the remainder of 2023.
Q2 2023 Compared to Q2 2022
We recorded net income of $19.6 and earnings per share of $0.17 in Q2 2023 compared to net income of $24.7 and earnings per share of $0.21 in the prior year. Operating income of $28.9 in Q2 2023 represented a decrease of $5.0 compared to operating income of $33.9 in the prior year, which included a $15.4 gain from the sale of land. Excluding the land gain in the prior year, the increase in operating income was primarily driven by higher volume and higher pricing benefits, which improved gross margin, partially offset by higher operating expenses. We reported adjusted operating income of $35.8 and adjusted earnings per share of $0.21 in Q2 2023, and we had adjusted operating income of $37.5 and adjusted earnings per share of $0.23 in the prior year.
Revenue of $863.3 in Q2 2023 represented an increase of $138.5 or 19% compared to the prior year. Approximately $80 of the increase was related to higher pricing benefits, and approximately $75 was related to higher volume (including acquisitions), partially offset by approximately $20 of unfavorable currency translation effects, primarily in EMEA. Revenue growth was driven by the Americas, in part by Smith System and our acquisition of Halcon. Revenue increased by 25% in the Americas and by 18% in the Other category, while EMEA revenue decreased by 1%. Organic revenue growth was $141.2 or 20% compared to the prior year, with 21% growth in the Americas, 12% growth in EMEA and 21% growth in the Other category.
Cost of sales as a percentage of revenue improved by 60 basis points in Q2 2023 compared to the prior year. The improvement was driven by approximately $30 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $10 of higher fixed overhead costs and labor inefficiencies. Cost of sales as a percentage of revenue improved by 120 basis points in the Americas and 90 basis points in the Other category but increased by 340 basis points in EMEA.
Operating expenses increased by $48.5 in Q2 2023, or 190 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. Compared to the prior year, operating expenses in Q2 2023 included:
•$13.6 of higher marketing, product development and sales expenses,
•$8.4 of higher variable compensation expense,
•$7.9 from acquisitions and
•$4.6 of higher spending in other functional areas, primarily information technology and strategy,
•partially offset by $4.9 of favorable currency translation effects.
Our Q2 2023 effective tax rate was 25.8% compared to a Q2 2022 effective tax rate of 16.0%, which included $3.8 of discrete tax benefits.
Year-to-date 2023 Compared to Year-to-date 2022
We recorded net income of $8.2 and earnings per share of $0.07 in year-to-date 2023 compared to a net loss of $3.4 and loss per share of $0.03 in the prior year. Operating income of $16.3 in year-to-date 2023 represented an increase of $14.2 compared to operating income of $2.1 in the prior year. The increase was driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue. Year-to-date 2023 included $4.7 of restructuring costs in the Americas related to the exit of our technology business. We reported adjusted operating income of $31.2 and adjusted earnings per share of $0.17 in year-to-date 2023, and we had adjusted operating income of $9.3 and adjusted earnings per share of $0.01 in the prior year.

Revenue of $1,604.0 in year-to-date 2023 represented an increase of $322.6 or 25% compared to the prior year, driven by growth across all segments. Approximately $215 of the increase was related to higher volume (including acquisitions), and approximately $130 was related to higher pricing benefits, partially offset by approximately $30 of unfavorable currency translation effects, primarily in EMEA. Revenue increased by 30% in the Americas, 12% in EMEA and 15% in the Other category. Organic revenue growth was $334.4 or 26% compared to the prior year, with 28% growth in the Americas, 24% growth in EMEA and 17% growth in the Other category.
Cost of sales as a percentage of revenue increased by 60 basis points in year-to-date 2023 compared to the prior year. The increase was driven by approximately $103 of higher inflation and $18 of higher fixed overhead costs and labor inefficiencies, partially offset by the benefits of higher volume and approximately $130 of higher pricing benefits. Cost of sales as a percentage of revenue increased by 40 basis points in the Americas and 190 basis points in EMEA but improved by 90 basis points in the Other category.
Operating expenses increased by $62.9 in year-to-date 2023, but decreased by 170 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. Compared to the prior year, operating expenses in year-to-date 2023 included:
•$25.3 of higher marketing, product development and sales expenses,
•$11.6 of higher spending in other functional areas, primarily information technology, aviation and strategy,
•$9.7 from acquisitions and
•$8.6 of higher variable compensation expense,
•partially offset by a $4.0 gain from the sale of land and $8.5 of favorable currency translation effects.
We recorded restructuring costs of $4.7 in the Americas in year-to-date 2023 related to the exit of our technology business. See Note 13 to the condensed consolidated financial statements for additional information.
Our year-to-date 2023 effective tax rate was 22.6% compared to a year-to-date 2022 effective tax rate of 63.8%. The year-to-date 2022 effective tax rate reflected the impact of lower earnings and included $3.4 of discrete tax benefits.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Interest expense	$(7.2)	$(6.4)	$(13.6)	$(12.8)
Investment income	0.3	0.1	0.4	0.3
Other income, net:
Equity in income of unconsolidated affiliates	3.2	1.0	5.5	2.3
Foreign exchange gains (losses)	0.1	(0.1)	1.6	(0.3)
Net periodic pension and post-retirement credit, excluding service cost	(0.4)	(0.1)	(0.4)	(0.3)
Miscellaneous income (expense), net	1.5	1.0	0.8	(0.7)
Total other income, net	4.4	1.8	7.5	1.0
Total interest expense, investment income and other income, net	$(2.5)	$(4.5)	$(5.7)	$(11.5)
Interest expense increased in Q2 2023 and year-to-date 2023 compared to the prior year as a result of borrowings under our global committed bank facility in Q2 2023. Total other income, net increased by $2.6 in Q2 2023 compared to the prior year, driven by a $2.2 increase in income recorded from our unconsolidated affiliates. Total other income, net increased by $6.5 in year-to-date 2023 compared to the prior year, driven by a $3.2 increase in income recorded from our unconsolidated affiliates and a $1.9 increase of foreign exchange gains.
Business Segment Review
See Note 12 to the condensed consolidated financial statements for additional information regarding our business segments.

Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, Coalesse, AMQ, Smith System, Orangebox, Viccarbe and Halcon brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Revenue	$651.6	100.0%	$523.3	100.0%	$1,172.4	100.0%	$899.6	100.0%
Cost of sales	455.9	70.0	372.6	71.2	845.9	72.1	645.1	71.7
Restructuring costs	—	—	—	—	0.9	0.1	—	—
Gross profit	195.7	30.0	150.7	28.8	325.6	27.8	254.5	28.3
Operating expenses	151.7	23.2	106.0	20.3	279.5	23.9	224.8	25.0
Restructuring costs	0.5	0.1	—	—	3.8	0.3	—	—
Operating income	$43.5	6.7%	$44.7	8.5%	$42.3	3.6%	$29.7	3.3%

Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Operating income	$43.5	6.7%	$44.7	8.5%	$42.3	3.6%	$29.7	3.3%
Amortization of purchased intangible assets	5.3	0.8	2.6	0.5	7.9	0.7	5.2	0.6
Restructuring costs	0.5	0.1	—	—	4.7	0.4	—	—
Adjusted operating income	$49.3	7.6%	$47.3	9.0%	$54.9	4.7%	$34.9	3.9%
Operating income in the Americas decreased by $1.2 in Q2 2023 compared to the prior year, which included a $15.4 gain from the sale of land. Excluding the land gain in the prior year, the increase in operating income was primarily driven by higher volume and higher pricing benefits, which improved gross margin, partially offset by higher operating expenses. Adjusted operating income of $49.3 in Q2 2023 represented an improvement of $2.0 compared the prior year. Operating income in the Americas increased by $12.6 in year-to-date 2023 compared to the prior year. The year-to-date improvement was driven by higher revenue and lower operating expenses as a percentage of revenue. Year-to-date 2023 also included $4.7 of restructuring costs. Adjusted operating income of $54.9 in year-to-date 2023 represented an improvement of $20.0 compared the prior year.
The Americas revenue represented 75.5% of consolidated revenue in Q2 2023. In Q2 2023, revenue increased by $128.3 or 25% compared to the prior year. The increase included approximately $65 related to higher volume (including acquisitions) and approximately $60 related to higher pricing benefits, and reflected strong growth at Smith System. Organic revenue growth in Q2 2023 was $113.9 or 21% compared to the prior year. The Americas revenue represented 73.1% of consolidated revenue in year-to-date 2023. Year-to-date 2023 revenue of $1,172.4 represented an increase of $272.8 or 30% compared to the prior year. Approximately $175 of the increase related to higher volume, and approximately $100 related to higher pricing benefits. Organic revenue growth in year-to-date 2023 was $257.9 or 28% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 120 basis points in Q2 2023 compared to the prior year. The improvement was driven by the benefits of higher volume, and approximately $23 of higher pricing benefits, net of inflation, partially offset by approximately $11 of higher fixed overhead costs and labor inefficiencies. Cost of sales as a percentage of revenue increased by 40 basis points in year-to-date 2023 compared to the prior year. The increase was driven by approximately $83 of higher inflation and approximately $17 of higher fixed overhead costs and labor inefficiencies, partially offset by the benefits of higher volume and approximately $100 of higher pricing benefits.

Operating expenses increased by $45.7 in Q2 2023, or 290 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. The current year included $10.6 of higher marketing, product development and sales expenses, $6.4 from acquisitions, $6.4 of higher variable compensation expense and $5.3 of higher spending in other functional areas. Operating expenses in year-to-date 2023 increased by $54.7, but decreased by 110 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. The current year included $19.8 of higher marketing, product development and sales expenses, $9.0 of higher spending in other functional areas, $6.7 from acquisitions and $6.0 of higher variable compensation expense, partially offset by a $4.0 gain from the sale of land.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products.

	Three Months Ended				Six Months Ended
Statement of Operations Data — EMEA	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Revenue	$137.8	100.0%	$138.9	100.0%	$294.2	100.0%	$262.5	100.0%
Cost of sales	105.3	76.4	101.4	73.0	219.4	74.6	190.9	72.7
Gross profit	32.5	23.6	37.5	27.0	74.8	25.4	71.6	27.3
Operating expenses	39.3	28.5	39.1	28.2	80.3	27.3	78.9	30.1
Operating loss	$(6.8)	(4.9)%	$(1.6)	(1.2)%	$(5.5)	(1.9)%	$(7.3)	(2.8)%

Adjusted Operating Loss — EMEA	Three Months Ended				Six Months Ended
	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Operating loss	$(6.8)	(4.9)%	$(1.6)	(1.2)%	$(5.5)	(1.9)%	$(7.3)	(2.8)%
Amortization of purchased intangible assets	1.1	0.8	1.0	0.8	2.3	0.8	2.0	0.8
Adjusted operating loss	$(5.7)	(4.1)%	$(0.6)	(0.4)%	$(3.2)	(1.1)%	$(5.3)	(2.0)%
Operating results in EMEA decreased by $5.2 in Q2 2023 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue as a result of higher inflation compared to the prior year. The operating results in EMEA improved by $1.8 in year-to-date 2023 compared to the prior year. The improvement was driven by higher revenue and lower operating expenses as a percentage of revenue, partially offset by higher cost of sales as a percentage of revenue.
EMEA revenue represented 16.0% of consolidated revenue in Q2 2023. In Q2 2023, revenue decreased by $1.1 or 1% compared to the prior year. Approximately $13 of higher pricing benefits were more than offset by approximately $18 of unfavorable currency translation effects, while volume remained flat. Organic revenue growth was $14.5 or 12% compared to the prior year. EMEA revenue represented 18.3% of consolidated revenue in year-to-date 2023. In year-to-date 2023, revenue of $294.2 represented an increase of $31.7 or 12% compared to the prior year, driven by growth across most markets. Approximately $30 of the increase was related to higher volume, and approximately $25 was related to higher pricing benefits, partially offset by approximately $30 of unfavorable currency translation effects. Organic revenue growth year-to-date 2023 was $56.3 or 24% compared to the prior year.
Cost of sales as a percentage of revenue increased by 340 basis points in Q2 2023 compared to the prior year. The increase was driven by approximately $10 of higher inflation and approximately $1 in higher labor inefficiencies, partially offset by higher pricing benefits. Cost of sales as a percentage of revenue increased by 190 basis points in year-to-date 2023 compared to the prior year. The increase was driven by approximately $16 of higher inflation, approximately $2 of unfavorable currency impacts and approximately $2 in higher overhead costs and labor inefficiencies, partially offset by the benefits of higher volume and approximately $25 of higher pricing benefits.

Operating expenses increased by $0.2 in Q2 2023, or 30 basis points as a percentage of revenue, compared to the prior year. The current year included $1.9 of higher marketing, product development and sales expenses, $1.4 from an acquisition and $1.1 of higher variable compensation expense, partially offset by $4.9 of favorable currency translation effects. Operating expenses increased by $1.4 in year-to-date 2023, but decreased by 280 basis points as a percentage of revenue, compared to the prior year. The current year included $4.5 of higher marketing, product development and sales expenses, $2.8 from an acquisition and $1.5 of higher variable compensation expense, partially offset by $8.5 of favorable currency translation effects.
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

	Three Months Ended				Six Months Ended
Statement of Operations Data — Other	August 26, 2022		August 27, 2021		August 26, 2022		August 27, 2021
Revenue	$73.9	100.0%	$62.6	100.0%	$137.4	100.0%	$119.3	100.0%
Cost of sales	51.3	69.4	44.0	70.3	95.4	69.4	83.9	70.3
Gross profit	22.6	30.6	18.6	29.7	42.0	30.6	35.4	29.7
Operating expenses	23.9	32.4	22.8	36.4	46.2	33.7	44.9	37.7
Operating loss	$(1.3)	(1.8)%	$(4.2)	(6.7)%	$(4.2)	(3.1)%	$(9.5)	(8.0)%
Operating results in the Other category improved by $2.9 in Q2 2023 compared to the prior year. The improvement was driven by higher revenue, lower cost of sales as a percentage of revenue and lower operating expenses as a percentage of revenue. Year-to-date 2023 operating results improved by $5.3 compared to the prior year, driven by the same factors as the quarter.
Revenue in the Other category represented 8.5% of consolidated revenue in Q2 2023. In Q2 2023, revenue increased by $11.3 or 18% compared to the prior year, driven by India, Southeast Asia, Designtex and Japan, partially offset by China and Australia. Approximately $7 of the increase was related to higher volume, and approximately $4 was related to higher pricing benefits. Organic revenue growth was $12.8 or 21% compared to the prior year, driven by the same factors as the quarter. Year-to-date 2023 revenue of $137.4 represented an increase of $18.1 or 15% compared to the prior year. Approximately $12 of the increase was related to higher volume, and approximately $6 was related to higher pricing benefits. Organic revenue growth was $20.2 or 17% compared to the prior year.
Cost of sales as a percentage of revenue decreased by 90 basis points in Q2 2023 compared to the prior year. The improvement was driven by the benefits of higher volume and approximately $2 of higher pricing benefits, net of inflation, partially offset by a $1.7 charge related to aged inventory. Cost of sales as a percentage of revenue decreased by 90 basis points in year-to-date 2023 compared to the prior year, driven by the same factors as the quarter.
Operating expenses increased by $1.1 in Q2 2023, but decreased by 400 basis points as a percentage of revenue, compared to the prior year. The increase was driven by $1.0 of higher marketing, product development and sales expenses. Operating expenses increased by $1.3 in year-to-date 2023, but decreased by 400 basis points as a percentage of revenue, compared to the prior year. The increase was driven by the same factors as the quarter.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Six Months Ended
Statement of Operations Data — Corporate	August 26, 2022	August 27, 2021	August 26, 2022	August 27, 2021
Operating expenses	$6.5	$5.0	$16.3	$10.8
Operating expenses increased by $1.5 in Q2 2023 compared to the prior year. The increase was driven by $3.0 of lower COLI income, partially offset by $1.9 of lower deferred compensation expense. Operating expenses increased by $5.5 in year-to-date 2023 compared to the prior year, driven by $7.8 of lower COLI income and $3.4 of higher spending, partially offset by $5.9 of lower deferred compensation expense.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings per share.
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
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets and restructuring costs. We define adjusted earnings per share as earnings (loss) per share excluding amortization of purchased intangible assets and restructuring costs, net of related income tax effects.
•Amortization of purchased intangible assets: We may record intangible assets (such as backlog, dealer relationships, trademarks, know-how and designs and proprietary technology) when we acquire companies. We allocate the fair value of purchase consideration to net tangible and intangible assets acquired based on their estimated fair values. The fair value estimates for these intangible assets require management to make significant estimates and assumptions, which include the useful lives of intangible assets. We believe that adjusting for amortization of purchased intangible assets provides a more consistent comparison of our operating performance to prior periods as well as to industry peers. As our business strategy in recent years has included an increased number of acquisitions, intangible asset amortization has become more significant.
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

Liquidity Sources	August 26, 2022	February 25, 2022
Cash and cash equivalents	$52.2	$200.9
Company-owned life insurance	161.7	168.0
Availability under credit facilities	136.4	262.0
Total liquidity sources available	$350.3	$630.9
As of August 26, 2022, we held a total of $52.2 in cash and cash equivalents. Of that total, 32% was located in the U.S., and 68% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, Malaysia, Canada and the United Kingdom.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 26, 2022 and August 27, 2021:

	Six Months Ended
Cash Flow Data	August 26, 2022	August 27, 2021
Net cash provided by (used in):
Operating activities	$(74.4)	$(61.6)
Investing activities	(115.3)	(6.5)
Financing activities	43.3	(59.9)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.6)
Net decrease in cash, cash equivalents and restricted cash	(148.4)	(128.6)
Cash, cash equivalents and restricted cash, beginning of period	207.0	495.6
Cash, cash equivalents and restricted cash, end of period	$58.6	$367.0

Cash used in operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 26, 2022	August 27, 2021
Net income (loss)	$8.2	$(3.4)
Depreciation and amortization	43.7	41.2
Share-based compensation	15.6	15.2
Restructuring costs	4.7	—
Changes in accounts receivable, inventories and accounts payable	(117.5)	(45.3)
Income taxes receivable	22.2	(2.2)
Employee compensation liabilities	1.3	(30.7)
Employee benefit obligations	(18.6)	(14.9)
Changes in other operating assets and liabilities	(34.0)	(21.5)
Net cash used in operating activities	$(74.4)	$(61.6)
Annual payments related to accrued variable compensation and retirement plan contributions totaled $32.4 in year-to-date 2023 compared to $50.4 in the prior year. The remaining change in employee compensation liabilities was driven by higher variable compensation expense in year-to-date 2023 compared to the prior year. In year-to-date 2023, we used cash in working capital, driven by increased inventory levels to mitigate the impact of supply chain disruptions and increased accounts receivable due to revenue growth. In year-to-date 2023, we received $29.7 related to the carryback of our fiscal year 2021 tax loss in the U.S.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 26, 2022	August 27, 2021
Capital expenditures	$(28.9)	$(31.8)
Proceeds from disposal of fixed assets	5.6	16.8
Acquisitions, net of cash acquired	(105.4)	—
Other	13.4	8.5
Net cash used in investing activities	$(115.3)	$(6.5)
Capital expenditures in year-to-date 2023 were primarily related to investments in manufacturing operations, product development, customer-facing facilities and information technology. In year-to-date 2023 and year-to-date 2022, proceeds from the disposal of fixed assets included $5.6 and $16.6, respectively, related to the sale of land. Other investing activities in year-to-date 2023 included $7.5 of proceeds from the sale of an investment in an unconsolidated affiliate and $5.1 of proceeds from COLI policy maturities. Other investing activities in the prior year included $6.4 of proceeds from COLI policy maturities.
Cash provided by (used in) financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 26, 2022	August 27, 2021
Dividends paid	$(34.0)	$(29.2)
Common stock repurchases	(3.4)	(30.9)
Borrowings on global committed bank facility	266.8	—
Repayments on global committed bank facility	(187.0)	—
Other	0.9	0.2
Net cash provided by (used in) financing activities	$43.3	$(59.9)
We paid dividends of $0.145 per common share in Q1 2023 and Q2 2023, and $0.10 and $0.145 per common share in Q1 2022 and Q2 2022, respectively.

In year-to-date 2023, we repurchased 279,301 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2022, we repurchased 2,227,000 shares of Class A common stock, 359,527 of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 26, 2022, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
The following table summarizes available capacity under our total liquidity facilities as of August 26, 2022:

Liquidity Facilities	August 26, 2022
Global committed bank facility	$203.2
Other committed bank facility	5.9
Various uncommitted facilities	11.0
Total credit lines available	220.1
Less: Borrowings outstanding	(83.7)
Available capacity	$136.4
We have a $250.0 global committed bank facility in effect through 2025. As of August 26, 2022, total availability under the facility was limited to $203.2 as a result of covenant constraints, there were $79.8 borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.
We have an $8.0 committed bank facility related to a subsidiary. As of August 26, 2022, total availability under the facility was limited to $5.9 based on eligible accounts receivable of the subsidiary, and $3.3 was outstanding under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.7 and a total foreign currency borrowing capacity of up to $7.3 as of August 26, 2022. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of August 26, 2022, $0.6 was outstanding under these facilities.
Total consolidated debt as of August 26, 2022 was $563.5. In addition to borrowings under our credit facilities, we have $445.1 in term notes due in 2029 with an effective interest rate of 5.6%, and a term loan with a balance of $33.5 as of August 26, 2022, which has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of August 26, 2022, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $213.9. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements.
During Q2 2023, there have been no significant changes in the items that we have identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $50 to $60 in 2023 compared to $60.5 in 2022. In addition, we fund dividend payments declared by our Board of Directors. On September 21, 2022, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q3 2023.
On September 21, 2022, we announced plans to eliminate up to 180 salaried positions in the Americas segment and Corporate functions, which we estimate will result in approximately $8 of cash severance and other separation-related benefit payments in Q3 2023.
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

Critical Accounting Estimates
During Q2 2023, there have been no changes in the items that we have identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of August 26, 2022 is the same as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2023, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2023, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2023, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2023, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 26, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 26, 2022, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
5/28/2022 - 7/1/2022	198	$11.92	—	$6.4
7/2/2022 - 7/29/2022	—	$—	—	$6.4
7/30/22 - 8/26/2022	—	$—	—	$6.4
Total	198	(2)	—
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
Date: September 23, 2022